Form 10QSB
period 1996-03-31
HAIN FOOD GROUP INC
filed 1996-05-10
CIK 910406

FORM 10-QSB


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended: 03/31/96    Commission File No.: 0-22818


                    THE HAIN FOOD GROUP, INC.

     (Exact name of Registrant as specified in its charter)


             Delaware                            22 -3240619

(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


    50 Charles Lindbergh Boulevard, Uniondale, New York 11553

            (Address of principal executive offices)


Registrant's telephone number, including area code: (516)237-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 123 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days.

                 Yes    X                    No

                      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

8,866,899 shares of Common Stock $.01 par value, as of May 10, 1996.

                    THE HAIN FOOD GROUP, INC.
                              INDEX



Part I    Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1996
          (unaudited) and June 30, 1995

          Consolidated Statements of Operations - Three months and Nine months ended March 31, 1996 and 1995 (unaudited)

          Consolidated Statements of Cash Flows - Nine months ended March 31, 1996 and 1995 (unaudited)

          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Part II   Other Information

          Items 1 to 5 are not applicable

          Item 6 - Exhibits and Reports on Form 8-K

          Signatures


THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                            March 31       June 30
                                              1996           1995
                                           (Unaudited)
                                            ---------     ---------
ASSETS

Current assets:
 Cash                                         $92,000      $187,000
 Trade accounts receivable - net            8,230,000     6,763,000
 Inventories                                7,879,000     6,029,000
 Receivables from sale of equipment
   - current portion                          629,000       521,000
 Other current assets, including
  amounts due from seller of The
   Estee Company                            2,775,000       312,000
                                           ----------    ----------
      Total current assets                 19,605,000    13,812,000

Property and equipment,  net of
 accumulated depreciation of
 $355,000 and $215,000                        693,000       654,000
Receivables from sale of equipment
 - non-current portion                        406,000       357,000
Goodwill and other intangible assets,
 net of accumulated amortization of
 $1,143,000 and $683,000                   26,411,000    17,626,000
Deferred financing costs, net of
 accumulated amortization of
 $621,000 and $374,000                      1,390,000     1,388,000
Other assets                                1,289,000     1,084,000
                                           ----------    ----------
     Total assets                         $49,794,000   $34,921,000
                                           ==========    ==========


                                           March 31        June 30
                                             1996            1995
                                          (Unaudited)
                                           ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses      $7,109,000    $3,206,000
Current portion of long-term debt           2,981,000       427,000
Income taxes payable                          277,000     1,296,000
                                           ----------     ---------
Total current liabilities                  10,367,000     4,929,000

Long-term debt, less current portion       15,081,000     7,277,000
Deferred income taxes                         425,000       425,000
                                           ----------    ----------
      Total liabilities                    25,873,000    12,631,000

Stockholders' equity:
Preferred stock - $.01 par value;
 authorized 5,000,000 shares,
 no shares issued
Common stock - $.01 par value,
 authorized 40,000,000 shares,
issued and outstanding 8,866,899 shares        89,000        89,000
Additional paid-in capital                 20,413,000    20,413,000
Retained earnings                           3,419,000     1,788,000
                                           ----------    ----------
      Total stockholders' equity           23,921,000    22,290,000
                                           ----------    ----------
 Total liabilities and stockholders'
  equity                                  $49,794,000   $34,921,000
                                           ==========    ==========


Note - The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       Three Months Ended         Nine Months Ended
                             March 31                 March 31
                         1996        1995         1996         1995
                      -----------------------   -----------------------
Net sales            $17,218,000  $14,281,000  $48,867,000  $42,646,000

Cost of sales         10,406,000    8,889,000   29,336,000   26,530,000

Gross profit           6,812,000    5,392,000   19,531,000   16,116,000

Selling, general
 and administrative
 expenses              5,090,000    3,998,000   14,552,000   10,867,000
Depreciation of
 property and
 equipment                49,000       29,000      140,000      116,000
Amortization of
 goodwill and other
 intangible assets       184,000      117,000      460,000      356,000
                       ---------     --------   ----------   ----------
                       5,323,000    4,144,000   15,152,000   11,339,000
                       ---------    ---------   ----------   ----------
Operating income       1,489,000    1,248,000    4,379,000    4,777,000

Interest expense-net     514,000      256,000    1,231,000    1,086,000

Amortization of
 deferred
 financing costs         120,000       89,000      347,000      326,000
                        --------    ---------    ---------    ---------
                         634,000      345,000    1,578,000    1,412,000
                        --------     --------    ---------   ---------
Income before
 income taxes            855,000      903,000    2,801,000   3,365,000

Provision for
 income taxes            351,000      374,000    1,170,000   1,430,000
                         -------     --------    ---------   ---------
Net income              $504,000     $529,000   $1,631,000  $1,935,000
                         =======      =======    =========   =========
Net income per
 common share and
 common share
 equivalents               $0.06        $0.06        $0.18       $0.23

Weighted average
 number of common
 shares and common
 share equivalents     8,889,000    9,278,000    8,943,000   8,457,000


See notes to condensed consolidated financial statements.


THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Nine Months Ended
                                                        March 31
                                                   1996         1995
                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $1,631,000    $1,935,000
Adjustments to reconcile net income to
 net cash used in operating activities:
Depreciation of property and equipment            140,000       116,000
Amortization of goodwill and other
 intangible assets                                460,000       356,000
Amortization of deferred financing costs          347,000       326,000
Provision for doubtful accounts                   (83,000)       59,000
Increase (decrease) in cash attributable
 to changes in assets and liabilities,
 excluding amounts applicable to acquisition:
     Accounts receivable                         (235,000)    2,642,000)
     Inventories                                  392,000    (1,553,000)
     Other current assets                      (2,302,000)     (101,000)
     Other assets                                (205,000)     (185,000)
     Accounts payable and accrued expenses        173,000    (1,324,000)
     Income taxes payable                      (1,019,000)    1,006,000
                                                ---------     ---------
     Net cash used in operating activities       (701,000)   (2,007,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of long-term
 debt issued to seller                         (9,338,000)
Acquisition of property and equipment            (179,000)     (398,000)
Other - net                                                    (206,000)
                                                ---------       -------
    Net cash used in investing activities      (9,517,000)     (604,000)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior term loan                  9,000,000
Proceeds from bank revolving credit             1,250,000     1,100,000
Payment of senior bank term loan               (1,700,000)   (7,915,000)
Collections of receivables from
 equipment sales                                1,918,000       606,000
Proceeds from exercise of warrants,
 net of related expenses                        8,474,000
Payment of other long-term debt                   (99,000)      (93,000)
Costs in connection with bank financing          (246,000)
                                               ----------     ---------
 Net cash provided by financing activities     10,123,000     2,172,000
                                               ----------     ---------
Net (decrease) in cash                            (95,000)     (439,000)

Cash at beginning of period                       187,000       672,000
                                                  -------       -------
Cash at end of period                             $92,000      $233,000
                                                   ======       =======

See notes to condensed consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   GENERAL:

     The Company was incorporated in the State of Delaware on May
     19, 1993. The Company and its subsidiaries operate as one business segment: the sale of specialty food products which are manufactured by various co-packers.

     The Company's principal product lines consist of Hain Pure Foods (naturalfoods), Estee (sugar-free products), Hollywood Foods (principally healthy cooking oils), Kineret Foods (frozen kosher foods) and Farm Foods (frozen natural foods). See Note 3 regarding the acquisition of Estee on November
     3, 1995.


2.   BASIS OF PRESENTATION:

     All amounts in the financial statements have been rounded to the nearest thousand dollars, except shares and per share amounts.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 1995 and for the year then ended included in the Company's Annual Report on Form 10-KSB for information not included in these condensed footnotes.


3.   ACQUISITION:

     On November 3, 1995, the Company purchased substantially all of the assets and business, subject to certain liabilities of The Estee Corporation. Estee is a manufacturer and marketer of sugar-free and low sodium products targeted towards diabetic and health-conscious consumers.

(Continued)

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3.   ACQUISITION (continued):

     The purchase price (which is subject to adjustment as defined in the Agreement) amounted to approximately $11.75 million of which $10 million was paid in cash and $1.75 million by the issuance of a junior subordinated note, with a maturity date in 2005.

     The acquisition of Estee has been accounted for as a purchase and, therefore operating results of Estee have been included in the consolidated results of operations from date of acquisition. Unaudited pro forma results of operations assuming that the acquisition had occurred on July 1, 1994 are as follows:

                                        Nine Months Ended
                                             March 31
                                        1996         1995
                                     ---------     ----------
          Net sales                 $56,010,000   $61,011,000
          Net income                  1,813,000     2,420,000
          Net income per share            $ .20         $ .29


     The pro forma operating results shown above are not necessarily indicative of operations in the period following acquisition.

     In connection with the acquisition of Estee, the Company acquired certain food manufacturing equipment. In January and February 1996, the Company sold such equipment to co-packers for selling prices equal to the fair value recorded at date of acquisition. A portion of the selling prices was received in January and February 1996, and the balance is receivable over various periods through June 2001. Accordingly, such equipment has been classified as "Receivables from sale of equipment," with the portion receivable within one year classified as a current asset. The proceeds of sale are to be utilized to pay the bank debt referred to in Note 5.


(Continued)

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   INVENTORIES:
                                          March 31      June 30
                                            1996          1995
                                          ---------     ---------
     Finished goods                      $6,865,000    $5,772,000
     Raw materials and packaging          1,014,000       257,000
                                          ---------     ---------
                                         $7,879,000    $6,029,000
                                          =========     =========

5.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                           March 31      June 30
                                             1996          1995
                                           ---------     --------
     Senior Term Loan                    $ 7,300,000
     Revolving Credit                      1,550,000    $ 300,000
     12.5% Subordinated Debentures,
      net of unamortized original
      issue discount of $1,399,000
      and $1,502,000                       7,101,000    6,998,000
     10% Junior Subordinated Note          1,750,000
     Notes payable to sellers in
      connection with acquisition
      of companies                           361,000      406,000
                                          ----------    ---------
                                          18,062,000    7,704,000
     Current portion                       2,981,000      427,000
                                          ----------    ---------
                                         $15,081,000   $7,277,000
                                          ==========    =========

     In connection with the acquisition of Estee, the Company and its bank entered into a $18 million Amended and Restated Credit Facility ("Facility") providing for a $9 million senior term loan and a $9 million revolving credit line. The Facility replaced the Company's existing $6 million revolving credit line with the same bank. Borrowings under the Facility bear interest at 1% over the bank's base rate. The senior term loan is repayable in quarterly principal installments, commencing
     March 31, 1996 through maturity of the Facility on June 30,
     2000.  Pursuant to the revolving credit line, the Company

(Continued)

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5.   LONG-TERM DEBT (continued):

     may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility also contains certain financial and other restrictive covenants.

     The Company borrowed the full $9 million senior term loan and $2 million under the revolving credit line to fund the cash purchase price and related closing costs of the acquisition.

     The 10% junior subordinated note provides for the payment ofinterest semi-annually in arrears and matures in November
     2005.

     See "management's discussion and analysis of financial condition and results of operations" for additional information with respect to the Company's $18 million
     Restated Credit Facility.


6.   EARNINGS PER SHARE:

     Earnings per common and common equivalent share for the quarter and nine months ended March 31, 1996 and 1995 are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and warrants using the treasury stock method.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

A summary and comparison of the results of operations for the quarter and nine months ended March 31, 1996 and 1995 is set forth below (in thousands).
                                    Quarter Ended March 31
                                     1996              1995
Net sales                     $17,218   100.0%    $14,281  100.0%

Gross profit                    6,812    39.6%      5,392   37.8%

Selling, general and
 administrative expenses,
 depreciation and
 amortization                   5,323    30.9%      4,144   29.0%

Operating income                1,489     8.6%      1,248    8.7%

Interest and financing
 costs                            634     3.7%        345    2.4%

Income before income taxes        855     5.0%        903    6.3%

Income taxes                      351     2.0%        374    2.6%

Net income                    $   504     2.9%     $  529    3.7%

                                   Nine Months Ended March 31
                                     1996               1995
Net sales                     $48,867   100.0%    $42,646  100.0%

Gross profit                   19,531    40.0%     16,116   37.8%

Selling, general and
 administrative expenses,
 depreciation and
 amortization                 15,152     31.0%     11,339   26.6%

Operating income               4,379      9.0%      4,777   11.2%

Interest and financing
 costs                         1,578      3.2%      1,412    3.3%

Income before income taxes     2,801      5.7%      3,365    7.9%

Income taxes                   1,170      2.4%      1,430    3.4%

Net income                    $1,631      3.3%     $1,935    4.5%


The increase in the net sales for the current quarter and nine months were essentially all attributable to the acquisition of Estee. Gross margin percentage increased by approximately 2.2% in the current quarter and nine months compared with the 1995 quarter and nine months, principally because of sales price increases in July 1995 and more efficient production by co-packers.

Operating expenses (as a percentage of net sales) during the current quarter and nine months were approximately 2% and 4% higher, respectively, than the 1995 quarter and nine months, principally due to increased promotional activity in connection with the introduction of new products, offset, in part, by the integration of Estee without any significant increases in the Company's general and administrative expenses.

Interest and financing costs for the current quarter and nine months were $289 and $166 higher, respectively, than the 1995 quarter and nine months, principally because of debt incurred in connection with the acquisition of Estee in November 1995. The increase for the nine months was offset, in part, by the early retirement of a term loan in November 1994 and lower interest rates.

Income before income taxes, as a percentage of net sales for the current quarter and nine months decreased by approximately 1.3% and 2.2%, respectively, as compared to the 1995 quarter and nine months as a result of the aforementioned increases in operating expenses and interest and financing costs, offset to some extent by increases in gross margin.

Income taxes as a percentage of pre-tax income amounted to approximately 41% in the current quarter and 42% in nine months as compared to 42% for the prior 1995 quarter and nine months.
This current percentage is deemed representative of the Company's ongoing effective income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

In November 1995, the Company purchased substantially all of the business of The Estee Corporation. In connection with the acquisition, the Company and its bank entered into a $18 million Amended and Restated Credit Facility ("Facility") providing for a
$9 million senior term loan and a $9 million revolving credit line. The Facility replaced the Company's existing $6 million revolving credit line with the same bank. Borrowings under the Facility bear interest at 1% over the bank's base rate. The senior term loan is repayable in quarterly principal installments, commencing March 31, 1996 through maturity of the Facility on June 30, 2000. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility also contains certain financial and other restrictive covenants.

The Company borrowed the full $9 million senior term loan and $2 million under the revolving credit line to fund the cash purchase price of the acquisition.

The Company's 12.5% Subordinated Debentures ("Debentures") mature on April 14, 2004 and require principal payments of $1,943,000 on October 14, 2000, and of $2,307,000, $2,125,000, and $2,125,000,
respectively on April 14 of 2002, 2003 and 2004.

Working capital at March 31, 1996 amounted to approximately $9.2 million, which is adequate to meet the Company's operational needs. The Company purchases its products from independent co-packers and does not intend to invest in plant or equipment relating to the manufacture of products for sale. Consequently, additions to property and equipment are not expected to be material in future periods. The Facility and Debentures impose limitations on the incurrance of additional indebtedness and require that the Company comply with certain financial tests and restrictive covenants.

As a result of the acquisition of Estee referred to above, the aggregate long-term debt service requirements for the 12 month period ending March 31, 1997 are approximately $3.0 million. The Company anticipates that cash flow from operations, including that attributable to the acquired business, will be sufficient to meet all of its debt service and operating requirements.


INFLATION

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

                   PART II - OTHER INFORMATION





Item 6. - Exhibits and Reports on Form 8-K

In November 1995, the Company filed its Report on Form 8-K reporting on the acquisition of substantially all of the assets of The Estee Corporation and the related financing thereof. In January 1996, the Company filed a Report on Form 8-K/A which included the requisite financial statements and pro forma financial information relating to the acquisition.

                   PART II - OTHER INFORMATION



                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE HAIN FOOD GROUP, INC.






Date: May 10, 1996                 /s/Irwin D. Simon
                                      Irwin D. Simon,
                                      President and Chief
                                      Executive Officer







Date: May 10, 1996                 /s/Jack Kaufman
                                      Jack Kaufman,
                                      Vice President-Finance and
                                      Chief Financial Officer