Form 10QSB/A
period 1996-03-31
HAIN FOOD GROUP INC
filed 1996-07-11
CIK 910406

FORM 10-QSB/A No. 1


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


            Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities and Exchange Act of 1934


For the quarter ended: 03/31/96              Commission File No.: 0-22818



                         THE HAIN FOOD GROUP, INC.

          (Exact name of Registrant as specified in its charter)


             Delaware                                       22-3240619

(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


         50 Charles Lindbergh Boulevard, Uniondale, New York 11553

                 (Address of principal executive offices)


Registrant's telephone number, including area code: (516) 237-6200




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

8,866,899 shares of Common Stock $.01 par value, as of July 1, 1996.

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

a.   Exhibits

     Exhibit 27. Financial Data Schedule

b. Reports on Form 8-K

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


                                   THE HAIN FOOD GROUP, INC.






Date: July 11, 1996                   Irwin D. Simon
                                      Irwin D. Simon,
                                      President and Chief
                                      Executive Officer







Date: July 11, 1996                   Jack Kaufman
                                      Jack Kaufman,
                                      Vice President-Finance and
                                      Chief Financial Officer