Form 10KSB
period 1996-06-30
HAIN FOOD GROUP INC
filed 1996-09-27
CIK 910406

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

                [X] Annual Report Under Section 13 or 15(d)
                of the Securities and Exchange Act of 1934
                  For The Fiscal Year Ended June 30, 1996
                        Commission File No. 0-22818

                         THE HAIN FOOD GROUP, INC.

              (Name of small business issuer in its charter)

                Delaware                               22-3240619
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

        50 Charles Lindbergh Boulevard
            Uniondale, New York                           11553
     (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code: (516) 237-6200 Securities registered pursuant to Section 12(b) of the Exchange Act: None
   Securities registered pursuant to Section 12(g) of the Exchange Act:

                            Title of Each Class
                  Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $68,606,000.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Class of Voting Stock and Number                  Market Value Held
of Shares Held by Non-Affiliates                  by Non-affiliates*

5,787,715 shares of Common Stock                  $21,342,000

* Based on the last reported sale price for the Common Stock on NASDAQ on September 9, 1996

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Common Stock, par value $.01 per share, 8,866,899 shares outstanding as of September 9, 1996.

                    Document Incorporated by Reference

                                             Part of the Form 10-KSB
          Document                           into which Incorporated

The Hain Food Group, Inc. Definitive                   Part III
Proxy Statement for the Annual Meeting
of Stockholders to be Held December 3, 1996

                             TABLE OF CONTENTS

PART I

  Item 1.    Description of Business
             General
             Industry Overview
             Products
             Manufacturing
             New Product Development
             Marketing and Distribution
             Trademarks
             Competition
             Government Regulation

  Item 2.    Description of Property

  Item 3.    Legal Proceedings

  Item 4.    Submission of Matters to a Vote of Security Holders

PART II

  Item 5.    Market for Common Equity and Related
             Stockholder Matters

  Item 6.    Management's Discussion and Analysis
             or Plan of Operations

  Item 7.    Financial Statements
             Index to Financial Statements of The Hain
             Food Group, Inc. and Consolidated Subsidiaries

  Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

  Item 9.    Directors, Executive Officers, Promoters and
             Control Persons; Compliance with Section
             16(a) of Exchange Act

  Item 10.   Executive Compensation

  Item 11.   Security Ownership and Certain Beneficial
             Owners and Management

  Item 12.   Certain Relationships and Related Transactions

PART IV

  Item 13.   Exhibits and Reports on Form 8-K

  Signatures

                                  PART I

                         THE HAIN FOOD GROUP, INC.


Item 1.  Description of Business.


General

The Hain Food Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") sell, market and distribute a full line of natural foods under the "Hain" and "Farm Foods" brand names, cooking oils and certain other products under the "Hollywood" brand name, sugar-free, medically directed snack foods under the "Estee" brand name, low sodium food products under the "Featherweight" brand name and kosher food products under the "Kineret" and "Kosherific" brand names. Kineret Foods Corporation ("Kineret") and Farm Foods Corporation ("Farm Foods") were acquired by the Company in November 1993.
In April 1994, the Company acquired Hain Pure Food Co., Inc. ("Hain") from
Pet, Incorporated, which acquisition included the Hollywood product line.
In April 1994, Farm Foods was merged into the Company. In November 1995, the Company purchased substantially all of the business of The Estee Corporation ("Estee"). Consequently, at the current time, Hain and Kineret constitute the Company's only subsidiaries.

The Company's products are marketed nationally to supermarkets, natural food stores, food service distributors, specialty groceries, mass merchandisers, drug stores and other independent retailers by third-party food brokers and distributors and by the Company's in-house sales personnel. The Company's products are produced by independent unaffiliated food processors ("co-packers") using specifications and formulations provided by the Company. See "Manufacturing".

The Company's strategy is to be a leading specialty niche food marketer by integrating all of its brands under one management with a uniform marketing, sales and distribution program. The Company's business strategy is to capitalize on the brand equity and the distribution previously obtained by each of the Company's product lines and to enhance revenues by strategic introductions of new product lines that complement existing products. The foundation of this strategy has been established through the acquisitions referred to above and the introduction of a number of new products during the past two years. The Company believes that by integrating its various specialty food groups, it will achieve efficiencies of scale and enhanced market penetration. The Company considers the acquisition of specialty food companies and product lines as an integral part of its business strategy.
To that end, the Company from time to time reviews and conducts preliminary discussions with acquisition candidates. No assurance can be given, however that any such acquisition will be consummated.

As of June 30, 1996, the Company employed a total of 43 full-time employees. The Company's employees are not represented by any labor union. The Company believes that its relations with its employees are good.

Industry Overview

Natural Food Products

The Company's Hain and Farm Foods businesses market and distribute a full line of natural food products. Natural foods are defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible.

Sugar-free and Low Sodium Products

The Company's Estee and Featherweight businesses market and distribute a full line of sugar-free and low sodium products targeted towards diabetic and health conscious consumers and persons on medically-directed diets.

Specialty Cooking Oils

The Company's Hollywood business markets a line of specialty cooking oils which are enhanced with Vitamin E to maintain freshness and quality. The Hollywood product line also includes carrot juice, mayonnaise and margarine. Hollywood products are primarily sold directly to supermarkets and other mass merchandisers.

Frozen Kosher Foods

The Company's Kineret business markets and distributes a line of frozen kosher food products. Kosher foods are products which are prepared in a manner consistent with Jewish dietary laws. The core target markets for Kineret Foods products are (i) people who observe Jewish dietary laws, (ii) a significant number of Muslims in the United States who frequently seek out foods with kosher certification, (iii) Seventh-Day Adventists who tend to purchase kosher food products, and (iv) other people who perceive kosher products as being of higher quality. These target markets are located in or around major metropolitan areas, primarily the greater New York City metropolitan area.


Products

The Hain line of products consists of approximately 175 branded natural food products which are distributed nationwide to natural food stores, supermarkets, food service distributors, specialty groceries, mass merchandisers, drug stores and other merchants. Through Hain, the Company offers a full line of natural food products including rice cakes (which accounts for approximately 30% of total Company sales volume), cooking oils, soups, crackers, condiments and snacks. The Hain brand name has been a prominent name in the natural food industry since Hain's inception in 1926. Hain offers one of the broadest lines of natural foods. The Company believes this prominence attracts both natural food distributors and retailers.

The Company acquired the Hollywood trademark and brand name in the acquisition of Hain in April 1994. Hollywood branded products, which have been marketed since 1955, consist of approximately 15 products sold principally through the supermarket distribution channel. The flagship products are its safflower, canola, and peanut oils, and carrot juice. Hollywood was the first manufacturer of cooking oil to enhance its products with Vitamin E, thereby distinguishing Hollywood cooking oils from the competition.

The Estee and Featherweight line of products consists of approximately 110 food products which are distributed nationwide to supermarkets, food service distributors, specialty groceries, mass merchandisers, drug stores and other merchants.

Kineret offers a line of kosher frozen food products under the Kineret and Kosherific labels. The Kineret products include fish products, potato pancakes, blintzes, challah bread, pastry dough, and assorted other frozen food products.

Farm Foods products consist of non-dairy frozen dessert products, frozen entrees, and a soy-based pizza, marketed under the trademarks "Ice Bean", "Pita Classics" and "Pizsoy".

Manufacturing

All of the Company's products are manufactured at non-affiliated co-packers. The Company has selectively consolidated its co-packing arrangements for its products. The Company presently obtains all of its requirements for Hain rice cakes from two suppliers, and all of its Hollywood cooking oils from one supplier. The Company believes that alternative sources of supply are available if co-packing arrangements with these suppliers were to be terminated by the Company or the co-packers. There can be no assurance that alternative sources of supply would be able to meet the requirements of the Company, and if the Company were unable to arrange for alternative sources of supply in a timely manner, such failure could have a material adverse effect on the Company's business, operating results and financial condition. Pursuant to its co-packing arrangements, the Company purchases substantially all of its products as finished goods. Accordingly, the Company's inventories of raw materials are not significant.

In January and February 1996, the Company sold the wafer, chocolate and hard candy, liquid packaged products and dry packaged products manufacturing equipment acquired in the acquisition of Estee to separate non-affiliated co-packers for aggregate proceeds of $2,075,000, of which $1,450,000 was payable at the time of closing and the balance of which is payable over 5 years. The Company has entered into five to seven year agreements with the co-packers who purchased such equipment. Such co-packers currently produce approximately 50% of Estee's total product requirements.

Kineret's products are primarily processed under the supervision of the Orthodox Union which certifies a product as kosher. Before the Orthodox Union will permit its certification, evidenced by its symbol, to be placed on a product, the Orthodox Union must approve both the ingredients contained in the product and the facility manufacturing or processing the product.
The ability of the Company to continue Kineret's business of developing, marketing and distributing kosher food products is therefore dependent on its continued compliance with the requirements of the certification procedures of the Orthodox Union.

The co-packers which produce, supply or package Kineret's products must comply with strict ingredient and processing standards established by Kineret Foods. Kineret management visits each facility periodically to ensure that all products bearing Kineret labels are manufactured to Kineret's standards and to ensure maintenance of quality control and compliance with the certification standards of the Orthodox Union.


New Product Development

During the fiscal year ended June 30, 1996, Hain introduced several new product lines. These included mini-munchies rice snack bars, low fat baked crisps, and soy/rice milk. More recently Estee has introduced a line of sugar-free rice cakes. During the fiscal year ended June 30, 1995, Hain introduced nine new products lines. These included a new line of rice cakes ("mini-munchies") and graham crackers. In addition, the Company revised its existing line of 10.5 ounce and 19 ounce canned soups into one line of 15 ounce soups with modified ingredients and formulations and new packaging. The Company introduced various extensions to its Kineret product line during the fiscal year ended June 30, 1995.

The Company continuously evaluates its existing products for taste, nutritional value and cost thereby seeking to make improvements where possible. The Company will discontinue products or stock keeping units when sales volume of those items do not warrant further production.


Marketing and Distribution

Generally, all products marketed by the Company are sold either through independent unaffiliated food brokers or distributors. Food brokers act as agents for the Company within designated territories or for specific supermarket or related chain stores, usually on a non-exclusive basis, and receive commissions, which average 4% of sales. Food distributors purchase products from the Company for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions are made in their sole discretion.

The Company utilizes retail-in-store events such as product demonstrations and product sampling, and point of sale displays. The Company also sponsors and participates in local distributor and retailer "events", distributes coupons, and conducts both retailer and distributor advertising using print in trade magazines and distributor catalogues.

The Company's customer base for its products consists principally of mass market merchandisers, natural food distributors, grocery wholesalers and kosher food distributors. No single customer accounts for more than 10% of revenues. Foreign sales are not significant.

Trademarks

The Hain, Hollywood, Estee, Featherweight, Kineret, Kosherific, and Farm Foods trademarks and related trademarks and brand names are registered in the United States and a number of foreign countries. The Company believes that its trademarks and trade names are significant to the marketing and sale of the Company's products and that the inability to utilize one or more of these names could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

The Company faces significant competition in the marketing of all of its product lines, and competes with many larger companies, including divisions of a number of multi-national food manufacturers, all of which have substantially greater marketing, distribution and capital resources. Hain rice cakes compete with Quaker Oats and other rice cake manufacturers.
Quaker Oats is the dominant supplier of rice cakes and the Company estimates that Quaker Oats has more than a two-thirds share of the total rice cake market. Hain's other products, including cooking oils, soups, crackers, etc. compete against items produced by other specialty natural foods companies, including Health Valley, Spectrum Company, Arrowhead Mills and Westbrae, and indirectly against major food companies. Hollywood canola, safflower and peanut oils compete against similar products manufactured by Proctor & Gamble (Puritan/Crisco), ConAgra (Wesson) and RJR Nabisco (Planters) as well as with certain products produced by other companies. Estee's major competitor is Fifty-Fifty. Kineret competes with a number of companies, including Rokeach, Wilton Foods Corp. and Old Fashioned Kitchens, Inc., which are engaged in the manufacture, sale and distribution of products similar to those sold by Kineret.

Government Regulation

The manufacture, distribution and sale of the Company's products are subject to various federal, state and local laws governing the production, sale, advertising, labeling and ingredients of food products. Although the Company believes it and its distributors and co-packers are currently in compliance with all material federal, state and local governmental laws and regulations, there can be no assurance that the Company, its distributors and co-packers will be able to comply with such laws and regulations in the future or that new governmental laws and regulations will not be introduced which would prevent or temporarily inhibit the development, distribution and sale of the Company's products to consumers. If any of the Company's distributors or co-packers were to violate any such law or regulation, it could result in fines, recalls, seizure or confiscation of products marketed by the Company.

The Company has, to its knowledge, complied with all current food labeling and packaging requirements, including significant labeling requirements that became effective during 1994.

Kineret, as a marketer of kosher food products, is subject to additional state and local regulation and inspection.

The Company has not experienced any regulatory problems in the past and has not been subject to any fines or penalties. No assurance can be given, however, that future changes in applicable law, regulations or the interpretation thereof will not necessitate significant expenditures or otherwise have a material adverse impact on the Company, particularly if the Company alters its strategy and directly manufactures its own products.

Item 2.  Description of Property.

The Company's corporate headquarters are located in 7,500 square feet of leased office space located at 50 Charles Lindbergh Boulevard, Uniondale, New York. This lease commenced on August 15, 1994 and expires on September
30, 1999. The current annual rental is approximately $165,000. The Company's Kineret Foods 7,000 square foot warehouse and distribution center is located in East Hills, New York. This lease, which provides for annual net rental of approximately $37,000, expires in August 1997.

The Company warehouses its products (other than Kineret products) in bonded public warehouses from which it makes deliveries to customers.

Item 3.  Legal Proceedings.

The Company is from time to time involved in incidental litigation relating to the conduct of its business. The Company is not currently a party to any litigation, which in the opinion of management, is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

The outstanding shares of Common Stock, par value $.01 per share, of the Company are traded on NASDAQ and since March 1995 have been traded through NASDAQ's National Market System. In November 1994, holders of the Company's Class A Warrants ("Warrants") exercised approximately 99% of such Warrants, with the balance being redeemed by the Company in accordance with their terms. Prior to such exercise, the Warrants were also traded on NASDAQ. The following table sets forth the reported high and low closing prices for the Common Stock and the Warrants for each calendar quarter from July 1, 1994 through September 9, 1996.

                               Common Stock          Class A Warrants*
Period                        High        Low          High    Low

Year Ended June 30, 1995

07/01/94-09/30/94             $5 9/16   $4 5/16       $2 1/8    $11/16

10/1/94-12/31/94               5 1/16    4 1/2         2 1/16    11/2

01/1/95-03/31/95               5 1/2     4 1/2

04/1/95-06/30/95               5         3 3/8


                               Common Stock
Period                        High         Low

Year Ended June 30, 1996

07/1/95- 09/30/95             $4 1/2    $3 1/2

10/1/95-12/31/95               3 3/4     2 15/16

01/1/96-03/31/96               3 11/16   2 15/16

04/1/96-06/30/96               4 1/8     3 1/16

07/1/96- 09/09/96              3 7/8     3 1/8


  * Through date warrants exercised or redeemed.


As at September 9, 1996, there were 83 holders of record of the Company's Common Stock.

The Company has not paid any dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate declaring or paying any dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, the general financial condition of the Company and general business conditions. The ability of the Company to pay dividends is currently restricted by covenants contained in its Credit Agreement with its bank and its subordinated debentures.


Item 6.  Management's Discussion and Analysis or Plan of
Operation.

General

The Company was formed in May 1993 to acquire, develop and market a line of branded specialty food products. The Company's strategy is to capitalize on brand awareness and to consolidate all product lines under one centralized management team. See "Industry Overview" for a description of the Company's product lines.

The Company made the following acquisitions since inception (see Note 3 of the Notes to Consolidated Financial Statements for further details):

  In August 1993, the Company acquired the Pizsoy trademark for use in connection with a soy-based pizza product line.

  In November 1993, the Company acquired Kineret, a marketer of kosher frozen food products.

  In November 1993, the Company acquired certain net assets of Barricini Foods, Inc., relating to frozen natural food products. The Company operates this product line under the Farm Foods name.

  On April 14, 1994, the Company acquired from Pet, Incorporated, the Hain Pure Food Co, Inc., a natural foods products company which also operates the Hollywood Foods Division which principally sells healthy cooking oils. Hain was acquired from Pet, Incorporated and is a significantly larger company than the other acquired entities.

  On November 3, 1995, the Company purchased substantially all of the assets and business, subject to certain liabilities of The Estee Corporation. Estee is a manufacturer and marketer of sugar-free and low sodium products targeted towards diabetic and health conscious consumers.

On November 19, 1993, the Company completed an initial public offering from which it received net proceeds of approximately $2.9 million.

On October 4, 1994, the Company called for redemption all of its Class A Warrants ("Warrants"), issued in conjunction with the initial public offering, at a redemption price of $.10 per Warrant. As a result, holders of an aggregate of 2,450,342 Warrants (98.9%) exercised their rights to acquire 2,450,342 shares of the Company's Common Stock. The net proceeds from the exercise of the Warrants amounted to approximately $7.6 million, and substantially all of the net proceeds were used to retire the Company's Senior Term Loan from a bank.

In addition, in late 1994, the Underwriter for the Company's initial public offering exercised its warrants and acquired approximately 323,000 shares of the Company's common stock. The proceeds of exercise amounted to approximately $800,000, which were utilized for working capital purposes.

Results of Operations

A summary of results of operations for 1996 compared with 1995 is set forth below.

                                       (in thousands)
                                    1996                 1995
                               --------------        -------------
Net sales                      $68,606  100.0%      $58,076  100.0%

Gross profit                    27,722   40.4%       21,856   37.6%

Selling, general and
 administrative expenses,
 depreciation and
 amortization                   21,740   31.7%       15,966   27.5%

Operating income                 5,982    8.7%        5,890   10.1%

Interest and financing
 costs                           2,218    3.2%        1,770    3.0%

Income before income taxes       3,764    5.5%        4,120    7.1%

Income taxes                     1,630    2.4%        1,755    3.0%

Net income                     $ 2,134    3.1%      $ 2,365    4.1%


The increase in net sales in 1996 as compared with 1995 is essentially all attributable to the acquisition of Estee in November 1995. Gross margin percentage increased by approximately 2.8% in 1996 compared with 1995, principally because of a sales price increase on one of the Company's major product lines and more efficient production by co-packers. Gross margin percentages achieved throughout 1996 were fairly stable.

Operating expenses (as a percentage of net sales) during 1996 were approximately 4% higher than in 1995, principally due to increased promotional activity in connection with the introduction of new products. It should be noted that the integration of Estee did not result in any significant increases in the Company's general and administrative expenses.

Interest and financing costs for the current year were $448,000 higher than 1995, principally because of debt incurred in connection with the acquisition of Estee in November 1995. The increase was offset, in part, by the early retirement of a term loan in November 1994, with the proceeds from the exercise of the warrants and lower interest rates.

Income before income taxes, as a percentage of net sales, decreased in 1996 as compared to 1995 by 1.6% as a result of the aforementioned increases in operating expenses and interest and financing costs, offset to some extent by increases in gross margin.

Income taxes as a percentage of pre-tax income amounted to 43.3% in 1996 as compared to 42.6% in 1995. This percentage is deemed representative of the Company's ongoing effective income tax rate.


Liquidity and Capital Resources

In November 1995, the Company purchased substantially all of the business of The Estee Corporation. In connection with the acquisition, the Company and its bank entered into an $18 million Amended and Restated Credit Facility ("Facility") providing for a $9 million senior term loan and a $9 million revolving credit line. The Facility replaced the Company's existing $6 million revolving credit line with the same bank. Borrowings under the facility bear interest at rates ranging from 1/2% to 1% over the bank's base rate. The senior term loan is repayable in quarterly principal installments, commencing March 31, 1996 through maturity of the Facility on June 30, 2000. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility also contains certain financial and other restrictive covenants. The Company borrowed the full $9 million senior term loan and $2 million under the revolving credit line to fund the cash purchase price of the acquisition of Estee at date of acquisition. Subsequent thereto, the Company repaid approximately $4 million of such borrowings, principally from the proceeds of sale of equipment acquired in the Estee acquisition and operating cash flow.

The Company's 12.5% Subordinated Debentures ("Debentures") mature on April 14, 2004 and require principal payments of $1,943,000 on October 14, 2000, and of $2,307,000, $2,125,000, and $2,125,000, respectively on April 14 of 2002, 2003 and 2004.

Of the $9 million available under the Company's revolving credit line, $1.4 million was outstanding at June 30, 1996. From time to time, because of inventory requirements, the Company may utilize a portion of the revolving credit line.

The aggregate long-term debt service requirements for the year ending June 30, 1997 are approximately $4.6 million, which includes the optional redemption of a $1.75 million subordinated note issued to the seller (the "Estee Note") in connection with the acquisition of Estee and proceeds from collections of certain receivables from the sale of equipment, which are required to be utilized for pre-payments of the senior term loan. The Company presently intends to redeem the Estee Note on April 30, 1997 for $1,312,500. The Company anticipates that cash flow from operations will be sufficient to meet all of its debt service and operating requirements.

Working capital at June 30, 1996 amounted to approximately $6.5 million, which is adequate to serve the Company's operational needs. The Company purchases its products from independent co-packers and does not intend to invest in plant or equipment relating to the manufacture of products for sale. Consequently, additions to property and equipment are not expected to be material in future periods. The Company's Facility and Debentures impose limitations on the incurrence of additional indebtedness and require that the Company comply with certain financial tests and restrictive covenants. As at June 30, 1996, the Company was in compliance with such covenants.


Seasonality

Sales of food products consumed in the home generally decline to some degree during the Summer vacation months. However, the Company believes that such seasonality has a limited effect on operations.


Inflation

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.


Item 7.  Financial Statements

The following consolidated financial statements of The Hain Food Group, Inc. are included in Item 7:

  Consolidated Balance Sheets - June 30, 1996 and 1995

  Consolidated Statements of Income - Years ended June 30, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended June 30, 1996 and 1995

  Consolidated Statement of Stockholders' Equity - Years ended June 30, 1996 and 1995

  Notes to Consolidated Financial Statements

ERNST & YOUNG LLP         395 North Service Road           Phone 516 752-6100
                         Melville, New York 11747




                      Report of Independent Auditors


The Stockholders and Board of Directors
  The Hain Food Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of The Hain Food Group, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Food Group, Inc. and Subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                    /s/ Ernst & Young LLP

August 23, 1996

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                   June 30
                                              1996         1995
                                          ----------    ----------
         ASSETS
Current assets:
  Cash                                   $   306,000   $   187,000
  Trade accounts receivable,
  less allowance for doubtful
  accounts of $58,000 and $120,000         8,069,000     6,763,000
  Inventories                              7,346,000     6,029,000
  Receivables from sale of
   equipment - current portion               632,000       521,000
  Other current assets                       639,000       312,000
                                          ----------    ----------
       Total current assets               16,992,000    13,812,000

Property and equipment, net
 of accumulated depreciation
 of $399,000 and $215,000                    685,000       654,000
Receivables from sale of
 equipment - non-current portion             310,000       357,000
Goodwill and other intangible
 assets, net of accumulated
  amortization                            27,140,000    17,626,000
Deferred financing costs,
 net of accumulated amortization
 of $706,000 and $374,000                  1,312,000     1,388,000
Other assets                               1,003,000     1,084,000
                                          ----------    ----------
       Total assets                      $47,442,000   $34,921,000
                                          ==========    ==========


       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued expenses                     $  5,560,000   $ 3,206,000
  Current portion of long-term debt        4,619,000       427,000
  Income taxes payable                       273,000     1,296,000
                                          ----------     ---------
        Total current liabilities         10,452,000     4,929,000

Long-term debt, less current portion      12,105,000     7,277,000
Deferred income taxes                        461,000       425,000
                                          ----------    ----------
        Total liabilities                 23,018,000    12,631,000
                                          ----------    ----------
Stockholders' equity:
  Preferred stock - $.01 par value;
   authorized 5,000,000 shares,
   no shares issued
  Common stock - $.01 par value,
   authorized 40,000,000 shares,
  issued and outstanding 8,866,899
  shares                                      89,000        89,000
  Additional paid-in capital              20,413,000    20,413,000
  Retained earnings                        3,922,000     1,788,000
                                          ----------    ----------
    Total stockholders' equity            24,424,000    22,290,000
                                          ----------    ----------
    Total liabilities and
    stockholders' equity                 $47,442,000   $34,921,000
                                          ==========    ==========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Year Ended June 30,
                                            1996          1995
                                          ----------    ----------
Net sales                                $68,606,000   $58,076,000

Cost of sales                             40,884,000    36,220,000

Gross profit                              27,722,000    21,856,000


Selling, general and administrative
 expenses                                 20,905,000    15,334,000
Depreciation of property and equipment       184,000       158,000
Amortization of goodwill and other
 intangible assets                           651,000       474,000
                                          ----------    ----------
                                          21,740,000    15,966,000
                                          ----------    ----------

Operating income                           5,982,000     5,890,000


Interest expense, net                      1,745,000     1,351,000
Amortization of deferred
 financing costs                             473,000       419,000
                                           ---------     ---------
                                           2,218,000     1,770,000
                                           ---------     ---------

Income before income taxes                 3,764,000     4,120,000

Provision for income taxes                 1,630,000     1,755,000
                                           ---------     ---------

Net income                                $2,134,000    $2,365,000
                                           =========     =========

Net income per common share and
   common share equivalents                    $0.24         $0.28
                                                ====          ====

Weighted average number of common shares
   and common share equivalents            8,964,000     8,597,000
                                           =========     =========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Year Ended June 30
                                               1996           1995
                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $2,134,000    $2,365,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation of property and
   equipment                                   184,000       158,000
  Amortization of goodwill and
   other intangible assets                     651,000       474,000
  Amortization of deferred financing
    costs                                      473,000       419,000
  Provision for doubtful accounts             (103,000)       44,000
  Deferred income taxes                         36,000       198,000
  Increase (decrease) in cash
   attributable to changes liabilities,
   net of amounts applicable to acquired
   businesses:
     Accounts receivable                         8,000    (2,775,000)
     Inventories                             1,172,000      (499,000)
     Other current assets                     (166,000)     (255,000)
     Other assets                               81,000      (974,000)
     Accounts payable and accrued
      expenses                              (2,153,000)   (1,413,000)
     Income taxes payable                   (1,023,000)    1,058,000
                                             ---------     ---------
  Net cash provided by (used in)
   operating activities                      1,294,000    (1,200,000)
                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of
 long-term debt issued                      (9,758,000)
Acquisition of property and equipment         (215,000)     (429,000)
                                             ---------      --------
 Net cash used in investing activities      (9,973,000)     (429,000)
                                             ---------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior term loan               9,000,000
Proceeds from bank revolving
 credit facility                             1,100,000       300,000
Costs in connection with bank
 financing                                    (256,000)      (20,000)
Payment of senior term loan                 (2,919,000)   (8,015,000)
Proceeds from exercise of warrants
 and options, net of related expenses                      8,424,000
Collections of receivables from
 equipment sales                             2,011,000       582,000
Payment of other long-term debt               (138,000)     (127,000)
                                             ---------     ---------
  Net cash provided by financing
    activities                               8,798,000     1,144,000

Net increase (decrease) in cash                119,000      (485,000)

Cash at beginning of year                      187,000       672,000
                                               -------       -------

Cash at end of year                           $306,000      $187,000
                                               =======       =======


See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 1995 AND 1996


                     Common Stock       Additional    Retained
                             Amount       Paid-in     Earnings
                   Shares    at $.01      Capital     (Deficit)      Total
                  ---------  -------    ----------    --------    -----------
Balance at
 June 30, 1994    5,933,478  $59,000   $12,019,000   ($577,000)   $11,501,000

Proceeds from
 exercise of
 Common Stock
 warrants and
 other stock
 issuances, net
 of related
 expenses         2,933,421   30,000     8,394,000                  8,424,000


Net income for
 the year ended
 June 30, 1995                                       2,365,000      2,365,000

Balance at
 June 30, 1995    8,866,899   89,000    20,413,000   1,788,000     22,290,000
Net income for
 the year ended
 June 30, 1996                                       2,134,000      2,134,000

Balance at
 June 30, 1996    8,866,899  $89,000   $20,413,000  $3,922,000    $24,424,000







See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION:

    The Company and its subsidiaries operate in one business segment: the sale of specialty food products which are manufactured by various co-packers.

    The Company's principal product lines consist of Hain Pure Foods (natural foods), Hollywood Foods (principally healthy cooking oils), Estee (sugar-free, medically directed snacks) Featherweight (low sodium food products), Kineret Foods (frozen kosher foods) and Farm Foods (frozen natural foods).


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    All amounts in the financial statements have been rounded to the nearest thousand dollars, except shares and per share amounts.

    Consolidation Policy:

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Material intercompany accounts and transactions have been eliminated in consolidation.

    Use of Estimates:

    The preparation of financial statements in conformity of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue Recognition:

    Sales are recognized upon the shipment of finished goods to customers. Allowances for cash discounts and trade promotions are recorded in the period in which the related sale is recognized.

    Advertising Costs:

    Advertising costs, which are included in selling, general and administrative expenses, were not significant for 1996 and 1995. Such costs are expensed as incurred.

    Income Taxes:

    The Company follows the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted rates in effect in the years in which the differences are expected to reverse.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

    Concentration of Credit Risk:

    Substantially all of the Company's trade accounts receivable are due from food distributors and food retailers located throughout the United States. The Company performs credit evaluations of its customers and generally does not require collateral. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations.

    Inventories:

    Inventories consist principally of finished goods, raw materials and packaging materials, and are stated at the lower of cost (first-in, first-out basis) or market.

    Fair Values of Financial Instruments:

    As at June 30, 1996 and 1995, the Company had no cash equivalents. The carrying amount of the receivables from sale of equipment approximates their fair value. The Company believes that the interest rates set forth in the Company's debt instruments approximate current borrowing rates and, accordingly, the carrying amounts of such debt at June 30, 1996 and 1995 approximate fair value.

    Property and Equipment:

    Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided under the straight-line method over the estimated useful lives of the related assets.

    Goodwill and Other Intangible Assets:

    Goodwill consists of the excess of the cost of acquired businesses over the fair value of the assets and liabilities acquired or assumed, and is being amortized over a period of 40 years from date of acquisition (see
    Note 6). The carrying value of such costs are reviewed by management to determine whether an impairment may have occurred. If this review indicates that such costs, or a portion thereof, will not be recovered, as determined based on the undiscounted cash flows (income before depreciation, amortization, interest expense and income taxes) of the businesses acquired over the remaining amortization period, the carrying amount of these costs will be reduced by the estimated shortfall of cash flows.

    Other intangible assets, which are not significant in the aggregate, are being amortized over their respective applicable lives.

THE HAIN FOOD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

    Deferred Financing Costs:

    Costs associated with obtaining debt financing are capitalized and amortized over the related lives of the applicable debt instruments. The unamortized deferred financing costs at June 30, 1996 and 1995 relates to the bank Credit Facility and Subordinated Debentures (see Note 7).

    Earnings Per Common Share:

    Net income per share for 1996 and 1995 is based on the weighted average number of common shares and dilutive common equivalent shares.

    Supplemental Earnings Common Per Share:

    In November 1995, the Company used the proceeds of the exercise of the Company's Class A Warrants ("Warrants") to repay its Senior Term Loan. Had the Warrants been exercised as of July 1, 1994, the net income per share for the year ended June 30, 1995 (based on interest savings, net of tax of approximately $144,000 and an assumed issuance of shares in connection with the exercise of the Warrants as of July 1, 1994), would have been the same ($.28 per share), as historically reported.


3.  ACQUISITION OF ESTEE:

    On November 3, 1995, the Company purchased substantially all of the assets and business, subject to certain liabilities, of The Estee Corporation. Estee is a manufacturer and marketer of sugar-free and low sodium products targeted towards diabetic and health conscious consumers. The purchase price amounted to approximately $11.32 million of which $9.57 million was paid in cash and $1.75 million by the issuance of a junior subordinated note, with a maturity date in 2005. In addition, the Company issued a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $6.50. The warrant expires on November 3, 1999.

    The above acquisition has been accounted for as a purchase and, therefore, operating results of the acquired business has been included in the accompanying financial statements from the date of acquisition.

    Unaudited pro forma results of operations for the year ended June 30, 1996, assuming that the Estee acquisition had occurred as of July 1, 1994 are as follows:
                                         1996           1995
                                      ----------      ----------
          Net sales                  $75,749,000     $82,835,000
          Net income                   2,316,000       2,991,000
          Net income per share            $  .26          $  .35

    The pro forma operating results shown above are not necessarily indicative of operations in the period following acquisition.

THE HAIN FOOD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RECEIVABLES FROM SALE OF EQUIPMENT:

    In connection with the acquisition of Estee, the Company acquired certain food manufacturing equipment. In January and February 1996, the Company sold such equipment to co-packers for selling prices equal to the fair value recorded at date of acquisition. A portion of the selling prices was received in January and February 1996, and the balance of the receivables are due in installments over a five year period through 2001. The proceeds of sale are required to be utilized to pay down the bank debt referred to in Note 7.

    In connection with the acquisition of Hain in 1994, the Company acquired certain food manufacturing equipment. In June and July 1994, the Company sold such equipment to two co-packers for selling prices equal to the fair value recorded at date of acquisition. The receivables from the sale of equipment are due in installments over a three year period through 1997.

5.  INVENTORIES:

    Inventories consist of the following:

                                         1996              1995
                                       ---------         ---------
    Finished goods                    $6,641,000        $5,772,000
    Raw materials and packaging          705,000           257,000
                                       ---------         ---------
                                      $7,346,000        $6,029,000
                                       =========         =========

6.  GOODWILL AND OTHER INTANGIBLE ASSETS:

    Goodwill and other intangible assets consist of the following:

                                           1996              1995
                                        ----------        ----------
    Goodwill                           $28,209,000       $18,044,000
    Other intangible assets                265,000           265,000
                                        ----------        ----------
                                        28,474,000        18,309,000
    Less: Accumulated amortization       1,334,000           683,000
                                        ----------        ----------
                                       $27,140,000       $17,626,000
                                        ==========        ==========

    Substantially all unamortized goodwill relates to the acquisition of Hain, Estee and Kineret Foods. The entities have been in operation for many years and are viewed to have an unlimited life. Accordingly, such goodwill is being amortized over the maximum period (40 years) permitted by Accounting Principles Board Opinion No. 17. The increase in goodwill during 1996 is all attributable to the acquisition of Estee and the increase in 1995 resulted principally from adjustments to the preliminary estimates of the fair value of the net assets acquired in the acquisition of Hain in April 1994.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  LONG-TERM DEBT:

    Long-term Debt consists of the following:

                                           1996              1995
                                        ----------        ----------
    Senior Term Loan                   $ 6,081,000
    Revolving Credit                     1,400,000        $  300,000
    12.5% Subordinated Debentures,
     net of unamortized original
     issue discount of $1,361,000
     and $1,502,000                      7,139,000         6,998,000
    10% Junior Subordinated Note         1,750,000
    Notes payable to sellers in
     connection with acquisition
     of companies, and other
     long-term debt                        354,000           406,000
                                        ----------         ---------
                                        16,724,000         7,704,000
    Current portion                      4,619,000           427,000
                                        ----------         ---------
                                       $12,105,000        $7,277,000
                                        ==========         =========

    In connection with the acquisition of Estee, the Company and its bank entered into a $18 million Amended and Restated Credit Facility ("Facility") providing for a $9 million senior term loan and a $9 million revolving credit line. The Facility replaced the Company's existing $6 million revolving credit line with the same bank. Borrowings under the facility bear interest at rates ranging from 1/2% to 1% over the bank's base rate, which was 8.25% at June 30, 1996. The senior term loan is repayable in quarterly principal installments, commencing March 31, 1996 through maturity of the Facility on June 30, 2000. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets.

    The Company borrowed the full $9 million senior term loan and $2 million under the revolving credit line to fund the cash purchase price and related closing costs of the acquisition. Subsequent thereto, the Company repaid approximately $4 million of such borrowings, substantially from the proceeds of sale of the equipment and operating cash flow.

    At June 30, 1996 and 1995, the interest rate on the Credit Facility was 9.25% and 10%, respectively.

THE HAIN FOOD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  LONG-TERM DEBT (continued)

    The Credit Facility, as amended, contains certain restrictive covenants which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital ratios, the achievement of certain earnings levels, and interest and fixed charge coverage ratios. The Company was in compliance with all such covenants at June 30, 1996 and 1995.

    The 12.5% Subordinated Debentures ("Debentures") provide for the payment of interest semi-annually in arrears, and principal payments of $1,943,000 in October 2000, $2,307,000 in April 2002, $2,125,000 in April 2003 and a
    final maturity payment of $2,125,000 in April 2004. The agreement relating to the issuance of the Debentures also contains certain restrictive covenants which are generally less restrictive than those contained in the Credit Facility. In connection with the issuance of the Debentures, the Company also issued 768,229 shares of common stock to the Debenture holders. Such shares were valued at $1,644,000 and applied as a discount of the value of the Debentures. The discount is being amortized using theinterest method over the life of the Debentures. Amortization expense for the years ended June 30, 1996 and 1995 amounted to $141,000 and $108,000, respectively.

    The 10% junior subordinated note ("Estee Note"), which was issued to the seller in connection with the acquisition of Estee, provides for the payment of interest semi-annually in arrears and matures in November 2005. At the option of the Company, the Estee Note may be redeemed early at the following redemption prices:

      November 1, 1995 until April 30, 1997         75%
      May 1, 1997 until October 31, 1998            85%
      November 1, 1998 until October 31, 1999       90%


    It is the Company's present intention to redeem the Estee Note on April 30, 1997 for $1,312,500. The discount of $437,500 will be accounted for as a reduction of the purchase price of Estee, resulting in a reduction of goodwill by the same amount.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  LONG-TERM DEBT (continued):

    Maturities of long-term debt at June 30, 1996, including the presumed redemption of the Estee Note on April 30, 1997, are as follows:

    Year Ending
     June 30
      1997                             $ 4,619,000
      1998                               1,803,000
      1999                               1,917,000
      2000                               1,247,000
      2001                               1,942,000
      Thereafter                         6,557,000
                                        ----------
                                        18,085,000
    Less: Unamortized original
     issue discount                      1,361,000
                                        ----------
    Total long-term debt               $16,724,000
                                        ==========


    Interest paid during the years ended June 30, 1996 and 1995 amounted to $1,820,000 and $1,440,000, respectively.


8.  INCOME TAXES:

    The provision for income taxes for the years ended June 30, 1996 and 1995 are as follows:

                                          1996               1995
                                        ---------         ----------
    Current:
      Federal                          $1,337,000         $1,262,000
      State                               257,000            295,000
                                        ---------          ---------
                                        1,594,000          1,557,000

    Deferred Federal and State             36,000            198,000
                                        ---------          ---------
    Total                              $1,630,000         $1,755,000
                                        =========          =========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HAIN FOOD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  INCOME TAXES (continued):

    Components of the Company's deferred tax liability for the years ended June 30, 1996 and 1995 are as follows:

                                              1996              1995
                                            --------          --------
    Difference in carrying amount
     of receivables from sale
     of equipment                          $ (35,000)        $(79,000)
    Difference in amortization period
     on Estee goodwill                      (111,000)
    Basis difference on property
     and equipment                           (93,000)         (88,000)
    Basis difference on inventory             67,000
    Deferred charges                        (294,000)        (305,000)
    Allowance for doubtful accounts            5,000           47,000
                                             -------           -------
    Net deferred tax (liability)           $(461,000)        $(425,000)
                                             =======           =======

    Reconciliations of expected income taxes at the U.S. federal statutory rateto the Company's provision for income taxes for the years ended June 30, 1996 and 1995 are as follows:

                                         1996      %          1995       %
                                      ---------   ----     ---------    ----
    Expected U.S. federal income tax
     (benefit) at statutory rate     $1,280,000   34.0%   $1,401,000    34.0%
    State income taxes,
     net of federal benefit             172,000    4.6       195,000     4.8
    Non-deductible expenses             167,000    4.4       154,000     3.7
    Other                                11,000     .3         5,000      .1
                                      ---------   ----      --------    ----
    Provision for income taxes       $1,630,000   43.3%    $1,755,000   42.6%
                                      =========   ====      =========   ====

    Income taxes paid during the year ended June 30, 1996 and 1995 amounted to $2,623,000 and $233,000, respectively.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  STOCKHOLDERS' EQUITY:

    Common Stock:

    In June 1996, the Board of Directors of the Company adopted a Common Stock repurchase program authorizing the Company to repurchase up to $2 million of the Company's common stock. At a current trading price of approximately $3.50 per share, a repurchase of $2 million of common stock would amount to approximately 550,000 shares, or approximately 6% of the
    8.867 million shares currently outstanding. The purchases may be made, at management's discretion, through open market purchases and privately negotiated transactions. Purchases may begin immediately and continue from time to time. On August 7, 1996, the Company received approval for the stock repurchase program from its bank lenders.

    Preferred Stock:

    The Company is authorized to issue "blank check" preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company's common stock. As at June 30, 1996 and 1995, no preferred stock was issued or outstanding.

    Class A Warrants:

    In connection with the initial public offering of the Company's common stock in November 1993, the Company issued 2,476,924 Class A Warrants ("Warrants"), entitling the holders to purchase 2,476,924 shares of the Company's Common Stock at $3.30 per share. The Company had the right, under certain circumstances, to redeem the Warrants at $.10 per Warrant. In October 1994, the Company called the Warrants for redemption. As a result, Warrant holders exercised 2,450,342 (98.9%) of the Warrants and the Company issued an equivalent number of shares of Common Stock. The proceeds of exercise, net of related expenses, amounted to approximately $7.6 million. Substantially all of the net proceeds were used to retire the remaining balance of the Company's Senior Term Loan with a bank.

    Other Warrants:

    In November and December 1994, the Company's underwriter for its initial public offering exercised all of its warrants issued at the time of the initial public offering. The Company issued 323,079 shares of Common Stock and received net proceeds of approximately $800,000 which were utilized for working capital purposes.

THE HAIN FOOD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCKHOLDERS' EQUITY (continued):

    In December 1994 the Company issued 125,000 shares of Common Stock as a result of the exercise of a warrant issued by the Company in connection with the Company's 12.5% Subordinated Debentures. The proceeds from such exercise were nominal.

    In connection with services provided by CIBC Wood Gundy Securities Corp. ("CIBC" - formerly Argosy Group, L.P.), the Company's investment banking firm (see Note 13), the Company issued in April 1994, to an affiliate of CIBC, warrants to acquire 550,000 shares of the Company's common stock at a price of $3.25 per share. The exercise price approximates the fair market value of the Company's common stock at the time the warrant was negotiated. None of these warrants have been exercised.

    In connection with the acquisition of Estee, the Company issued a warrant to the seller to purchase 200,000 shares of the Company's common stock at an exercise price of $6.50. The warrant expires on November 3, 1999.

    As at June 30, 1996, there are 2,505,000 shares of Common Stock reserved for issuance for warrants (750,000) and Employee and Director Stock Options (1,755,000). See Note 11.


10. LEASES:

    The Company's corporate headquarters are located in leased office space in Uniondale, New York, under a five year lease which expires in September 1999. This lease provides for additional payments of real estate taxes and other operating expenses over a base period amount. In addition, the Company leases warehouse space for one of its subsidiaries under a net lease which expires in August 1997. The aggregate minimum future lease payments for these operating leases are as follows:


          Year Ending
           June 30,
            1997                     $202,000
            1998                      180,000
            1999                      179,000
            2000                       30,000
                                      -------
                                     $591,000
                                      =======

   Rent expense charged to operations for the years ended June 30, 1996 and 1995 was $162,000 and $187,000, respectively.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. STOCK OPTION PLAN:

    In December 1994, the Company adopted the 1994 Long-Term Incentive and Stock Award Plan ("Plan"), which amended and restated the Company's prior stock option plan. The Plan provides for the granting of incentive stock options to employees, directors and consultants to purchase up to an aggregate of 855,000 shares of the Company's common stock. All of the options granted to date under the Plan have been qualified stock options providing for exercise prices equivalent to the fair market price at date of grant, and expire 10 years after date of grant. At the discretion of the Company, options are exercisable upon grant or over a five year period. Through June 30, 1994, options for an aggregate of 255,000 shares had been issued at a price of $3.25 per share. During 1995, 111,500 options were granted at prices from $3.50 to $5.00 per share and 55,000 options were terminated. During 1996, 103,500 options were granted at prices from $2.94 to $3.25 per share and 15,000 options were terminated. At June 30, 1996, 400,000 options are outstanding, all of which are currently exercisable and 455,000 shares are available for grant.

    In December 1995, subject to the approval of stockholders at the Annual Meeting to be held on December 3, 1996, the Company adopted a Directors Stock Option Plan. The Plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 300,000 shares of the Company's common stock. During 1996, conditional options for an aggregate of 90,000 shares were granted at a price of $3.50 per share.
    At June 30, 1996, 90,000 options are outstanding and 210,000 are available for grant.

    The Company also has a 1993 Executive Stock Option Plan pursuant to which it granted Mr. Irwin D. Simon, its founder and Chief Executive Officer, options to acquire 600,000 shares of the Company's common stock. As a result of the Company achieving certain sales thresholds, all of such shares are currently exercisable. The exercise price of options designed to qualify as incentive options is $3.58 per share and the exercise price of non-qualified options is $3.25 per share. None of Mr. Simon's options have been exercised. The options expire in 2003.

    The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation for the stock option grants.

12. 401(k) SAVINGS PLAN:

    On July 1, 1994, the Company adopted a 401(k) Employee Retirement Plan
    ("Plan") to provide retirement benefits for eligible employees.   All
    full-time employees of the Company and its subsidiaries who have attained the age of 21 are eligible to participate upon completion of 30 days of service. Participants may elect to make voluntary contributions to the Plan in amounts not exceeding federal guidelines. On an annual basis, commencing in January 1995, the Company may, in its sole discretion, make certain matching contributions. In January 1996 and 1995, the Company made contributions of $14,900 and $8,600, respectively.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Unaudited quarterly financial data (in thousands, except per share amounts) for 1996 and 1995 is summarized as follows:


                                          Three Months Ended
                             -----------------------------------------------
                             September     December       March        June
                             30, 1995      31, 1995      31,1996     30, 1996
                             ------------------------------------------------

    Net sales                  $13,527      $18,122      $17,218      $19,739

    Gross Profit                 5,364        7,355        6,812        8,191

    Operating income             1,094        1,796        1,489        1,603

    Income before
     income taxes                  736        1,210          855          963

    Net income                     426          701          504          503

    Net income per
     common share              $   .05      $   .08       $  .06      $   .06



                                          Three Months Ended
                              ----------------------------------------------
                              September    December     March         June
                              30, 1994     31, 1994    31, 1995     30, 1995
                              -----------------------------------------------

    Net sales                  $13,580      $14,785      $14,281      $15,430

    Gross Profit                 5,109        5,615        5,392        5,740

    Operating income             1,806        1,723        1,248        1,113

    Income before
     income taxes                1,229        1,233          903          755

    Net income                     697          709          529          430

    Net income per
     common share              $   .09      $   .08      $   .06      $   .05

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Accountants on Accounting and Financial Disclosure.


                                 PART III

Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act", Item 10, "Executive Compensation", Item 11, "Security Ownership of Certain Beneficial Owners and Management", and Item 12, "Certain Relationships and Related Transactions", have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 3, 1996, at which meeting the stockholders will vote upon election of the directors, and the Director Stock Option Plan. This information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.


                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the second quarter and third quarter of Fiscal 1996:

         Form 8-K report, dated November 3, 1995, reporting the following matters:

     (a) The acquisition of substantially all of the assets of The Estee Corporation.

     (b) The $18 million Restated Revolving Credit and Term Loan Agreement, dated as of November 3, 1995.

     (c) Warrant to purchase 200,000 shares of Common Stock issued in connection with acquisition of The Estee Corporation.

     (d) $1,750,000 10% Junior Subordinated Note due November 1, 2005 issued in connection with the acquisition of The Estee Corporation.

      In January 1996, Form 8-K/A report was filed and included the requisite financial statements and pro forma financial information relating to the acquisition of The Estee Corporation.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of September 1996.


THE HAIN FOOD GROUP, INC.


By: /s/ Irwin D. Simon
Irwin D. Simon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                     Date


/s/ Andrew R. Heyer          Chairman of the Board     September 19, 1996
Andrew R. Heyer              of Directors


/s/ Irwin D. Simon            President, Chief         September 19, 1996
Irwin D. Simon                Executive Officer
                              and Director

/s/ Jack Kaufman              Vice President-Chief     September 19, 1996
Jack Kaufman                  Financial Officer


/s/ Beth L. Bronner           Director                 September 19, 1996
Beth L. Bronner


/s/ William P. Carmichael     Director                 September 19, 1996
William P. Carmichael


                              Director                 September 19, 1996
John Gildea


/s/ Barry Gordon              Director                 September 19, 1996
Barry Gordon


/s/ Steven S. Schwartzreich   Director                 September 19, 1996
Steven S. Schwartzreich