Form 10-Q
period 1996-09-30
HAIN FOOD GROUP INC
filed 1996-11-14
CIK 910406

FORM-10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities and Exchange Act of 1934


For the quarter ended: 09/30/96         Commission File No.: 0-22818



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

8,866,899 shares of Common Stock $.01 par value, as of November 12, 1996.

                        THE HAIN FOOD GROUP, INC.
                                 INDEX



Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1996
         (unaudited) and June 30, 1996

         Consolidated Statements of Income - Three months ended September 30, 1996 and 1995 (unaudited)

         Consolidated Statements of Cash Flows - Three months ended September 30, 1996 and 1995 (unaudited)

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II  Other Information

         Items 1 to 5 are not applicable

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures

PART I - ITEM 1. - FINANCIAL INFORMATION

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                  Sept. 30       June 30
                                                    1996           1996
                                                 (Unaudited)      (Note)
                                                  ---------     ---------
              ASSETS
Current assets:
  Cash                                          $   320,000   $   306,000
  Trade accounts receivable - net                 7,051,000     8,069,000
  Inventories                                     8,894,000     7,346,000
  Receivables from sale of
   equipment - current portion                      423,000       632,000
  Other current assets                            1,007,000       639,000
                                                 ----------    ----------
       Total current assets                      17,695,000    16,992,000

Property and equipment, net
  of accumulated depreciation
  of $440,000 and $399,000                          709,000       685,000
Receivables from sale of
  equipment - non-current portion                   315,000       310,000
Goodwill and other intangible
  assets, net of accumulated amortization
  of $1,519,000 and $1,334,000                   26,955,000    27,140,000
Deferred financing costs, net of accumulated
  amortization of $791,000 and $706,000           1,227,000     1,312,000
Other assets                                      1,044,000     1,003,000
                                                 ----------    ----------
       Total assets                             $47,945,000   $47,442,000
                                                 ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $  5,733,000   $ 5,560,000
  Current portion of long-term debt               4,872,000     4,619,000
  Income taxes payable                              226,000       273,000
                                                 ----------    ----------
       Total current liabilities                 10,831,000    10,452,000

Long-term debt, less current portion             11,893,000    12,105,000
Deferred income taxes                               461,000       461,000
                                                 ----------    ----------
        Total liabilities                        23,185,000    23,018,000
                                                 ----------    ----------
Stockholders' equity:
  Preferred stock - $.01 par value; authorized
   5,000,000 shares, no shares issued
  Common stock - $.01 par value, authorized
   40,000,000 shares, issued and outstanding
   8,866,899 shares                                  89,000        89,000
  Additional paid-in capital                     20,413,000    20,413,000
  Retained earnings                               4,258,000     3,922,000
                                                 ----------    ----------
    Total stockholders' equity                   24,760,000    24,424,000
                                                 ----------    ----------
   Total liabilities and
    stockholders' equity                        $47,945,000   $47,442,000
                                                 ==========    ==========

Note - The Balance sheet at June 30, 1996 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                                       September 30,
                                                    1996          1995
                                                 ----------    ----------
Net sales                                       $15,437,000   $13,527,000

Cost of sales                                     9,708,000     8,163,000
                                                  ---------     ---------
Gross profit                                      5,729,000     5,364,000
                                                  ---------     ---------

Selling, general and administrative expenses      4,333,000     4,105,000
Depreciation of property and equipment               41,000        44,000
Amortization of goodwill and other
 intangible assets                                  185,000       121,000
                                                  ---------     ---------
                                                  4,559,000     4,270,000
                                                  ---------     ---------

Operating income                                  1,170,000     1,094,000
                                                  ---------     ---------

Interest expense, net                               457,000       247,000
Amortization of deferred financing costs            124,000       111,000
                                                    -------       -------
                                                    581,000       358,000
                                                    -------       -------

Income before income taxes                          589,000       736,000

Provision for income taxes                          253,000       310,000
                                                    -------       -------

Net income                                         $336,000      $426,000
                                                    =======       =======

Net income per common share and
  common share equivalents                            $0.04         $0.05
                                                       ====          ====

Weighted average number of common shares
  and common share equivalents                    8,939,000     9,045,000
                                                  =========     =========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Three Months Ended
                                                        September 30
                                                    1996           1995
                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 336,000     $ 426,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation of property and equipment             41,000        44,000
  Amortization of goodwill and
   other intangible assets                          185,000       121,000
  Amortization of deferred financing costs          123,000       111,000
  Provision for doubtful accounts                    30,000       (60,000)
  Increase (decrease) in cash attributable
   to changes in assets and liabilities,
     Accounts receivable                            988,000       427,000
     Inventories                                 (1,548,000)     (822,000)
     Other current assets                          (368,000)     (146,000)
     Other assets                                   (41,000)     (137,000)
     Accounts payable and accrued expenses          173,000       895,000
     Income taxes payable                           (47,000)     (971,000)
                                                    -------       -------
  Net cash provided by (used in)
    operating activities                           (128,000)     (112,000)
                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment              (65,000)      (64,000)
                                                     ------        ------
 Net cash used in investing activities              (65,000)      (64,000)
                                                     ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility        250,000
Payment of senior term loan                        (218,000)
Collections of receivables from equipment sales     204,000       157,000
Payment of other long-term debt                     (29,000)      (32,000)
                                                    -------       -------
  Net cash provided by financing activities         207,000       115,000
                                                    -------       -------
Net increase (decrease) in cash                      14,000       (61,000)

Cash at beginning of year                           306,000       187,000
                                                    -------       -------
Cash at end of year                                $320,000      $126,000
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

    The Company's principal product lines consist of Hain Pure Foods (natural foods), Estee (sugar-free products), Hollywood Foods (principally healthy cooking oils), Kineret Foods (frozen kosher foods)and Farm Foods (frozen natural foods).


2.  BASIS OF PRESENTATION:

    All amounts in the financial statements have been rounded to the nearest thousand dollars, except shares and per share amounts.

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 1996 and for the year then ended included in the Company's Annual Report on Form 10-KSB for information not included in these condensed footnotes.


3.  INVENTORIES:
                                                Sept. 30       June 30
                                                  1996           1996
                                                ---------      ---------
    Finished goods                             $8,056,000     $6,641,000
    Raw materials and packaging                   838,000        705,000
                                                ---------      ----------
                                               $8,894,000     $7,346,000
                                                =========      =========

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



4.  LONG-TERM DEBT:

    Long-term debt consists of the following:

                                                Sept. 30        June 30
                                                  1996            1996
                                                ---------       ---------
    Senior Term Loan                          $ 5,863,000     $ 6,081,000
    Revolving Credit                            1,650,000       1,400,000
    12.5% Subordinated Debentures,
     net of unamortized original
     issue discount of $1,323,000
     and $1,361,000                             7,177,000       7,139,000
    10% Junior Subordinated Note                1,750,000       1,750,000
    Notes payable to sellers in
     connection with acquisition
     of companies and other
     long-term debt                               325,000         354,000
                                               ----------      ----------
                                               16,765,000      16,724,000
    Current portion                             4,872,000       4,619,000
                                               ----------      ----------
                                              $11,893,000     $12,105,000
                                               ==========      ==========


    Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 1996 and for the year then ended included in the Company's Annual Report on Form 10-KSB for additional information on the aforementioned long-term debt, including interest rates, eligible borrowings under the revolving credit facility, required payments of principal, maturities, and restrictive covenants contained therein.


5.  EARNINGS PER SHARE:

    Earnings per common and common equivalent share for the quarters ended September 30, 1996 and 1995 are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and warrants using the treasury stock method.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

A summary and comparison of the results of operations for the quarter ended September 30, 1996 and 1995 is set forth below (in thousands).

                                           Quarter Ended September 30
                                            1996                1995
                                       ----------------------------------
Net sales                             $15,437  100.0%      $13,527  100.0%

Gross profit                            5,729   37.1%        5,364   39.7%

Selling, general and
 administrative expenses,
 depreciation and amortization          4,559   29.5%        4,270   31.6%

Operating income                        1,170    7.6%        1,094    8.1%

Interest and financing costs              581    3.8%          358    2.6%

Income before income taxes                589    3.8%          736    5.4%

Income taxes                              253    1.6%          310    2.3%

Net income                            $   336    2.2%       $  426    3.1%


Sales for the current quarter increased by approximately $2 million as compared to the comparable quarter of the prior year. The sales increase was principally attributable to the Estee division, which was acquired in November 1995, offset, in part, by a decrease in sales of rice cake products. The rice cake category has been under pressure from other snack products. Other sellers of rice cakes have been similarly impacted. The Company is reacting by continuing to introduce new products in a variety of categories, with a goal of reducing reliance on rice cakes and generating a more diversified sales mix.

Gross margin percentage decreased by 2.6% in the current quarter principally because of the change in product mix referred to above and an increase in warehousing and delivery costs. The impact of the reduced gross margin was largely offset by reduced promotional spending because of reduced sales of rice cake products.

Selling, general and administrative expenses, as a percentage of net sales, decreased by 2.1% in the current quarter as compared to the 1995 quarter. Rice cake products traditionally carry larger promotional costs than the Company's other product lines. Although, the Company did not lower promotional levels for rice cake products, the reduced sales of this category had the impact of reducing overall promotional costs. In addition, Estee sales have lower associated promotional costs. General and administrative expenses, as a percentage of net sales, were at the same level during the current quarter as the 1995 quarter.

In November 1995, the Company acquired substantially all of the business of The Estee Corporation. The increase in interest and financing costs was principally attributable to interest on debt incurred in connection with the Estee acquisition.

Income before income taxes, as a percentage of net sales for the current quarter, decreased by approximately 1.6% as compared to the 1995 quarter as a result of the aforementioned decrease in gross margin, decrease in operating expenses, as a percentage of sales, and increase in interest and financing costs.

Income taxes as a percentage of pre-tax income amounted to approximately 43% in the current quarter as compared to 42% for the prior 1995 quarter. This current percentage is deemed representative of the Company's ongoing effective income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

In November 1995, the Company purchased substantially all of the business of The Estee Corporation. In connection with the acquisition, the Company and its bank entered into a $18 million Restated Credit Facility ("Facility") providing for a $9 million senior term loan and a $9 million revolving credit line. The Facility replaced the Company's existing $6 million revolving credit line with the same bank. Borrowings under the facility bear interest at 1/2% to 1% over the bank's base rate. The senior term loan is repayable in quarterly principal installments, commencing March 31, 1996 through maturity of the Facility on June 30, 2000. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility also contains certain financial and other restrictive covenants.

The Company borrowed the full $9 million senior term loan and $2 million under the revolving credit line to fund the cash purchase price of the acquisition. Subsequent thereto, the Company repaid approximately $4 million of such borrowings, principally from the proceeds of sale of equipment acquired in the Estee acquisition and operating cash flow.

Of the $9 million available under the Company's revolving credit line, $1.65 million was outstanding at September 30, 1996. From time to time, principally because of inventory requirements, the Company may utilize a portion of the revolving credit line.

The Company's 12.5% Subordinated Debentures mature on April 14, 2004 and require principal payments of $1,943,000 on October 14, 2000, and of $2,307,000, $2,125,000, and $2,125,000, respectively on April 14 of 2002,
2003 and 2004.

Working capital at September 30, 1996 amounted to approximately $6.9 million, which is adequate to meet the Company's operational needs. The Company purchases its products from independent co-packers and does not intend to invest in plant or equipment relating to the manufacture of products for sale. Consequently, additions to property and equipment are not expected to be material in future periods. The Company's restated revolving credit facility and Debentures impose limitations on the incurrance of additional indebtedness and require that the Company comply with certain financial tests and restrictive covenants.

The aggregate long-term debt service requirements for the 12 month period ending September 30, 1997 are approximately $4.9 million, which includes the optional redemption of a $1.75 million subordinated note issued to the seller (the "Estee Note") in connection with the acquisition of Estee and proceeds from collections of certain receivables from the sale of equipment, which are required to be utilized for pre-payments of the senior term loan. The Company presently intends to redeem the Estee Note on April 30, 1997. The Company anticipates that cash flow from operations will be sufficient to meet all of its debt service and operating requirements.


INFLATION

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

                         PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Financial Data Schedule (Exhibit 27)

   (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE HAIN FOOD GROUP, INC.





Date:  November 12, 1996                       /s/Irwin D. Simon
                                                  Irwin D. Simon,
                                                  President and Chief
                                                  Executive Officer






Date:  November 12, 1996                       /s/Jack Kaufman
                                                  Jack Kaufman,
                                                  Vice President-Finance and
                                                  Chief Financial Officer