Form 10-Q
period 1996-12-31
HAIN FOOD GROUP INC
filed 1997-02-14
CIK 910406

FORM-10-Q


                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


              Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934


For the quarter ended: 12/31/96          Commission File No.: 0-22818



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

8,566,899 shares of Common Stock $.01 par value, as of February 14, 1997.

                            THE HAIN FOOD GROUP, INC.
                                     INDEX


Part I    Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - December 31, 1996
          (unaudited) and June 30, 1996

          Consolidated Statements of Income - Three months and
          Six months ended December 31, 1996 and 1995 (unaudited)

          Consolidated Statements of Cash Flows - Six months ended December 31, 1996 and 1995 (unaudited)

          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Part II   Other Information

          Items 1, 2, 3, and 5 are not applicable

          Item 4 - Submission of Matters to a Vote of Security Holders

          Item 6 - Exhibits and Reports on Form 8-K

          Signatures

PART I - ITEM 1. - FINANCIAL INFORMATION

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                  Dec. 31       June 30
                                                    1996          1996
                                                 ---------     ---------
                                                (Unaudited)      (Note)
                       ASSETS
Current assets:
  Cash                                          $   334,000   $   306,000
  Trade accounts receivable - net                 8,238,000     8,069,000
  Inventories                                     6,770,000     7,346,000
  Receivables from sale of
   equipment - current portion                      313,000       632,000
  Other current assets                              902,000       639,000
                                                 ----------    ----------
       Total current assets                      16,557,000    16,992,000

Property and equipment, net
 of accumulated depreciation
 of $482,000 and $399,000                           772,000       685,000
Receivables from sale of
 equipment - non-current portion                    220,000       310,000
Goodwill and other intangible
 assets, net of accumulated amortization
 of $1,706,000 and $1,334,000                    26,943,000    27,140,000
Deferred financing costs, net of accumulated
 amortization of $877,000 and $706,000            1,141,000     1,312,000
Other assets                                      1,057,000     1,003,000
                                                 ----------    ----------
       Total assets                             $46,690,000   $47,442,000
                                                 ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued expenses                            $  4,439,000   $ 5,560,000
  Current portion of long-term debt               5,721,000     4,619,000
  Income taxes payable                              228,000       273,000
                                                 ----------    ----------
        Total current liabilities                10,388,000    10,452,000

Long-term debt, less current portion             11,478,000    12,105,000
Deferred income taxes                               461,000       461,000
                                                 ----------    ----------
        Total liabilities                        22,327,000    23,018,000
                                                 ----------    ----------
Stockholders' equity:
  Preferred stock - $.01 par value; authorized
   5,000,000 shares, no shares issued
  Common stock - $.01 par value, authorized
   40,000,000 shares, issued 8,866,899 shares        89,000        89,000
  Additional paid-in capital                     20,413,000    20,413,000
  Retained earnings                               4,686,000     3,922,000
                                                 ----------    ----------
                                                 25,188,000    24,424,000
  Less: 300 shares of treasury stock, at cost       825,000
                                                 ----------    ----------
    Total stockholders' equity                   24,363,000    24,424,000
                                                 ----------    ----------
    Total liabilities and
    stockholders' equity                        $46,690,000   $47,442,000
                                                 ==========    ==========

Note - The Balance sheet at June 30, 1996 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended              Six Months Ended
                             December 31                   December 31,
                         1996           1995           1996           1995
                      ----------     ----------     ----------    ----------
Net sales            $17,117,000    $18,122,000    $32,554,000   $31,649,000

Cost of sales         10,539,000     10,767,000     20,247,000    18,930,000
                      ----------     ----------     ----------    ----------
Gross profit           6,578,000      7,355,000     12,307,000    12,719,000

Selling, general
 and administrative
 expenses              5,103,000      5,357,000      9,436,000     9,462,000
Depreciation of
 property and
 equipment                42,000         47,000         83,000        91,000
Amortization of
 goodwill and other
 intangible assets       187,000        155,000        372,000       276,000
                       ---------      ---------      ---------     ---------
                       5,332,000      5,559,000      9,891,000     9,829,000
                       ---------      ---------      ---------     ---------

Operating income       1,246,000      1,796,000      2,416.000     2,890,000
                       ---------      ---------      ---------     ---------

Interest expense,
  net                    367,000        470,000        825,000       717,000
Amortization of
 deferred financing
 costs                   127,000        116,000        250,000       227,000
                         -------        -------      ---------       -------
                         494,000        586,000      1,075,000       944,000
                         -------        -------      ---------       -------

Income before income
 taxes                   752,000      1,210,000      1,341,000     1,946,000

Provision for income
 taxes                   324,000        509,000        577,000       819,000
                         -------        -------        -------     ---------

Net income              $428,000       $701,000       $764,000    $1,127,000
                         =======        =======        =======     =========

Net income per common
 share and common
 share equivalents         $0.05          $0.08          $0.09         $0.l3
                            ====           ====           ====          ====

Weighted average number
 of common shares and
 common share
 equivalents           8,831,000      8,897,000      8,885,000     8,971,000
                       =========      =========      =========     =========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Six Months Ended
                                                        December 31
                                                     1996         1995
                                                   --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 764,000    $1,127,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation of property and equipment             83,000        91,000
  Amortization of goodwill and
   other intangible assets                          372,000       276,000
  Amortization of deferred financing costs          250,000       227,000
  Provision for doubtful accounts                    78,000       (56,000)
  Increase (decrease) in cash attributable
   to changes in assets and liabilities,
     Accounts receivable                           (247,000)   (1,432,000)
     Inventories                                    576,000    (3,018,000)
     Other current assets                          (438,000)     (251,000)
     Other assets                                   (54,000)      (43,000)
     Accounts payable and accrued expenses       (1,121,000)    2,532,000
     Income taxes payable                           (45,000)     (995,000)
                                                  ---------     ---------
  Net cash provided by (used in)
    operating activities                            218,000    (1,542,000)
                                                  ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Acquisition of business, net of long-term
   debt issued to seller                                      (10,001,000)
 Acquisition of property and equipment              (80,000)     (126,000)
                                                     ------    ----------
 Net cash used in investing activities              (80,000)  (10,127,000)
                                                     ------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility        950,000     2,500,000
Payment of senior term loan                        (577,000)    9,000,000
Purchase of treasury stock                         (825,000)
Collections of receivables from equipment sales     409,000       271,000
Payment of other long-term debt                     (67,000)      (60,000)
Costs in connection with bank financing                          (228,000)
                                                    -------    ----------
  Net cash provided by financing activities        (110,000)   11,483,000
                                                    -------    ----------
Net increase (decrease) in cash                      28,000      (186,000)

Cash at beginning of year                           306,000       187,000
                                                    -------       -------
Cash at end of year                                $334,000      $  1,000
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

     The Company's principal product lines consist of Hain Pure Foods (natural foods), Estee (sugar-free products), Hollywood Foods (principally healthy cooking oils), Kineret Foods (frozen kosher foods) and Farm Foods (frozen natural foods). Estee was acquired on November 3, 1995.


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


3.   INVENTORIES:

                                               Dec. 31         June 30
                                                 1996            1996
                                               ---------      ---------
     Finished goods                           $5,539,000     $6,641,000
     Raw materials and packaging               1,231,000        705,000
                                               ---------      ---------
                                              $6,770,000     $7,346,000
                                               =========      =========

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                Dec. 31        June 30
                                                  1996           1996
                                               ---------      ---------
     Senior Term Loan                        $ 5,504,000    $ 6,081,000
     Revolving Credit                          2,350,000      1,400,000
     12.5% Subordinated Debentures,
      net of unamortized original
      issue discount of $1,282,000
      and $1,361,000                           7,218,000      7,139,000
     10% Junior Subordinated Note              1,750,000      1,750,000
     Notes payable to sellers in
      connection with acquisition
      of companies and other
      long-term debt                             377,000        354,000
                                              ----------     ----------
                                              17,199,000     16,724,000
     Current portion                           5,721,000      4,619,000
                                              ----------     ----------
                                             $11,478,000    $12,105,000
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


5.   EARNINGS PER SHARE:

     Earnings per common and common equivalent share for the quarter and six months ended December 31, 1996 and 1995 are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and warrants using the treasury stock method.


6.   STOCKHOLDERS' EQUITY:

     On November 29, 1996, the Company repurchased 300,000 shares of its Common Stock to be held in treasury for $825,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

A summary and comparison of the results of operations for the quarter and six months ended December 31, 1996 and 1995 is set forth below (in thousands).

                                              Quarter Ended December 31
                                               1996              1995
                                          -------------      -------------
Net sales                                $17,117  100.0%    $18,122  100.0%

Gross profit                               6,578   38.4%      7,355   40.6%

Selling, general and
 administrative expenses,
 depreciation and amortization             5,332   31.1%      5,559   30.7%

Operating income                           1,246    7.3%      1,796    9.9%

Interest and financing costs                 494    2.9%        586    3.2%

Income before income taxes                   752    4.4%      1,210    6.7%

Income taxes                                 324    1.9%        509    2.8%

Net income                                $  428    2.5%     $  701    3.9%

                                            Six Months Ended December 31
                                               1996              1995
                                          -------------      -------------

Net sales                                $32,554  100.0%    $31,649  100.0%

Gross profit                              12,307   37.8%     12,719   40.2%

Selling, general and
 administrative expenses,
  depreciation and amortization            9,891   30.4%      9,829   31.1%

Operating income                           2,416    7.4%      2,890    9.1%

Interest and financing costs               1,075    3.3%        944    3.0%

Income before income taxes                 1,341    4.1%      1,946    6.1%

Income taxes                                 577    1.8%        819    2.6%

Net income                                $  764    2.3%     $1,127    3.6%


Sales for the current quarter decreased by approximately $1 million as compared to the 1995 quarter. The sales decrease was principally attributable to a decrease in sales of rice cake products, offset in part by sales of the Estee division, which was acquired in November 1995. Sales for the six months increased by $.9 million as compared to the prior year. The rice cake product category for the Company, as well as other sellers of the product, has been under recent pressure from the growing market acceptance of other snack products. The Company is reacting by continuing to introduce new products in a variety of categories, with a goal of reducing reliance on rice cakes and generating a more diversified product sales mix.

Gross margin percentage decreased by 2.2% in the current quarter and 2.4% for the six months, as compared to the 1995 quarter and six months, principally because of the change in product mix referred to above and an increase in warehousing and delivery costs.

Selling, general and administrative expenses, as a percentage of net sales, were at approximately the same levels, as a percentage of sales, for the current quarter and six months as compared to the 1995 quarter and six months.

The increase in interest and financing costs for the six months, as compared to 1995 six months, was principally attributable to interest on debt incurred in connection with the Estee acquisition.

Income before income taxes, as a percentage of net sales for the current quarter and six months as compared to the 1995 quarter and six months, decreased by approximately 2% principally as a result of the aforementioned decrease in gross margin.

Income taxes as a percentage of pre-tax income amounted to approximately 43% in the current quarter and six months as compared to 42% for the prior 1995 quarter and six months. This current percentage is deemed representative of the Company's ongoing effective income tax rate.


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

The Company borrowed the full $9 million senior term loan and $2 million under the revolving credit line to fund the cash purchase price of the acquisition. Subsequent thereto, the Company repaid approximately $4.5 million of such borrowings from the proceeds of sales of equipment acquired in the Estee acquisition and operating cash flow.

Of the $9 million available under the Company's revolving credit line, $2.35 million was outstanding at December 31, 1996. From time to time, principally because of inventory requirements, the Company may utilize a portion of the revolving credit line. In addition, in November 1996, the Company used $825,000 under the revolving credit line to repurchase 300,000 shares of its common stock.

The Company's 12.5% Subordinated Debentures mature on April 14, 2004 and require principal payments of $1,943,000 on October 14, 2000, and of $2,307,000, $2,125,000, and $2,125,000, respectively on April 14 of 2002,
2003 and 2004.

Working capital at December 31, 1996 amounted to approximately $6.2 million, which is adequate to meet the Company's operational needs. The Company purchases its products from independent co-packers and does not intend to invest in plant or equipment relating to the manufacture of products for sale. Consequently, additions to property and equipment are not expected to be material in future periods. The Company's restated revolving credit facility and Debentures impose limitations on the incurrance of additional indebtedness and require that the Company comply with certain financial tests and restrictive covenants.

The aggregate long-term debt service requirements for the 12 month period ending December 31, 1997 are approximately $5.7 million, which includes the optional redemption of a $1.75 million subordinated note issued to the seller (the "Estee Note") in connection with the acquisition of Estee and proceeds from collections of certain receivables from the sale of equipment, which are required to be utilized for pre-payments of the senior term loan. The Company presently intends to redeem the Estee Note on April 30, 1997 at 75% of the principal amount in accordance with its terms. The Company anticipates that cash flow from operations will be sufficient to meet all of its debt service and operating requirements.


INFLATION

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

                       PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 3, 1996. The Company submitted the following matters to a vote of security holders:

   (i) To elect a Board of nine directors to serve until the next Annual Meeting of Stockholders; and

  (ii)  To approve the 1996 Directors Stock Option Plan; and

 (iii) To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 1997 (Ernst & Young LLP were the independent auditors for the fiscal year ended June 30, 1996).

The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting approximately 7,143,000 votes in favor of each nominee and withholding approximately 4,000 votes for each nominee:
             Andrew R. Heyer
             Irwin D. Simon
             Beth L. Bronner
             Barry Gordon
             Steven S. Schwartzreich
             John Gildea
             William P. Carmichael
             William J. Fox
             Jack Futterman

The stockholders approved the 1996 Directors Stock Option Plan casting approximately 6,961,000 votes in favor, 14,000 against and withholding or not voting 171,000.

The stockholders ratified the appointment of Ernst & Young LLP casting approximately 7,130,000 votes in favor, 1,000 against and withholding 15,000.

On December 9, 1996, John Gildea resigned as a director of the Company after the sale of substantially all of his direct equity interest and the equity interest owned by Network Company II Limited, one of his affiliates. To date, the vacancy has not been filled.

Item 6. - Exhibits and Reports on Form 8-K

     (a)    Exhibits

            Financial Data Schedule (Exhibit 27)

     (b)    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                         PART II - OTHER INFORMATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE HAIN FOOD GROUP, INC.



Date:     February 14, 1997                   /s/Irwin D. Simon
                                                 Irwin D. Simon,
                                                 President and Chief
                                                 Executive Officer



Date:     February 14, 1997                   /s/Jack Kaufman
                                                 Jack Kaufman,
                                                 Vice President-Finance and
                                                 Chief Financial Officer