Form 10-Q
period 1997-03-31
HAIN FOOD GROUP INC
filed 1997-05-15
CIK 910406

FORM-10-Q


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended: 03/31/97            Commission File No.: 0-22818


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

8,556,899 shares of Common Stock $.01 par value, as of May 14, 1997.

                         THE HAIN FOOD GROUP, INC.
                                 INDEX


Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1997
         (unaudited) and June 30, 1996

         Consolidated Statements of Income - Three months and
         Nine months ended March 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows - Nine months ended March 31, 1997 and 1996 (unaudited)

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II  Other Information

         Items 1 to 5 are not applicable

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures

PART I - ITEM 1. - FINANCIAL INFORMATION

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                  March 31       June 30
                                                    1997           1996
                                                 ---------      ---------
           (Unaudited)  (Note)
                 ASSETS
Current assets:
  Cash                                          $   305,000    $  306,000
  Trade accounts receivable - net                 7,099,000     8,069,000
  Inventories                                     7,344,000     7,346,000
  Receivables from sale of
   equipment - current portion                      271,000       632,000
  Other current assets                              809,000       639,000
                                                 ----------    ----------
       Total current assets                      15,828,000    16,992,000

Property and equipment, net
 of accumulated depreciation
 of $530,000 and $399,000                           737,000       685,000
Receivables from sale of
 equipment - non-current portion                    220,000       310,000
Goodwill and other intangible
 assets, net of accumulated amortization
 of $1,892,000 and $1,334,000                    26,757,000    27,140,000
Deferred financing costs, net of accumulated
 amortization of $962,000 and $706,000            1,056,000     1,312,000
Other assets                                      1,128,000     1,003,000
                                                 ----------    ----------
       Total assets                             $45,726,000   $47,442,000
                                                 ==========    ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued expenses                            $  4,435,000   $ 5,560,000
  Current portion of long-term debt               5,209,000     4,619,000
  Income taxes payable                              226,000       273,000
                                                 ----------    ----------
        Total current liabilities                 9,870,000    10,452,000

Long-term debt, less current portion             11,016,000    12,105,000
Deferred income taxes                               461,000       461,000
                                                 ----------    ----------
        Total liabilities                        21,347,000    23,018,000
                                                 ----------    ----------
Stockholders' equity:
  Preferred stock - $.01 par value; authorized
   5,000,000 shares, no shares issued
  Common stock - $.01 par value, authorized
   40,000,000 shares, issued 8,881,899 shares        89,000       89,000
  Additional paid-in capital                     20,465,000   20,413,000
  Retained earnings                               4,719,000    3,922,000
                                                 ----------   ----------
                                                 25,273,000   24,424,000
  Less: 325,000 shares of treasury stock,
   at cost                                          894,000
                                                 ----------   ----------
    Total stockholders' equity                   24,379,000   24,424,000
                                                 ----------   ----------
    Total liabilities and
    stockholders' equity                        $45,726,000  $47,442,000
                                                 ==========   ==========

Note - The Balance sheet at June 30, 1996 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended           Nine Months Ended
                              March 31,                    March 31,
                         1997          1996           1997          1996
                      ----------    ----------     ----------    ----------
Net sales             $13,623,000   $17,218,000   $46,177,000   $48,867,000

Cost of sales           8,593,000    10,406,000    28,840,000    29,336,000
                       ----------    ----------    ----------    ----------
Gross profit            5,030,000     6,812,000    17,337,000    19,531,000
                       ----------     ---------    ----------    ----------
Selling, general
 and administrative
 expenses               4,196,000     5,090,000    13,632,000    14,552,000
Depreciation of
 property and
 equipment                 48,000        49,000       131,000       140,000
Amortization of
 goodwill and other
 intangible assets        186,000       184,000       558,000       460,000
                        ---------     ---------    ----------    ----------
                        4,430,000     5,323,000    14,321,000    15,152,000
                        ---------     ---------    ----------    ----------

Operating income          600,000     1,489,000     3,016.000     4,379,000
                        ---------     ---------     ---------     ---------

Interest expense,
 net                      415,000       513,000     1,240,000     1,230,000
Amortization of
 deferred financing
 costs                    128,000       121,000       378,000       348,000
                          -------       -------     ---------     ---------
                          543,000       634,000     1,618,000     1,578,000
                          -------       -------     ---------     ---------

Income before income
 taxes                     57,000       855,000     1,398,000     2,801,000

Provision for income
 taxes                     24,000       351,000       601,000     1,170,000
                           ------       -------       -------     ---------

Net income               $ 33,000      $504,000      $797,000    $1,631,000
                           ======       =======       =======     =========

Net income per common
 share and common
 share equivalents          $0.00         $0.06         $0.09         $0.l8
                             ====          ====          ====         ====

Weighted average number
 of common shares and
 common share
 equivalents            9,061,000     8,897,000     8,961,000     8,943,000
                        =========     =========     =========     =========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                         March 31
                                                    1997          1996
                                                  --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $ 797,000    $1,631,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation of property and equipment           131,000       140,000
  Amortization of goodwill and
   other intangible assets                         558,000       460,000
  Amortization of deferred financing costs         378,000       347,000
  Provision for doubtful accounts                  107,000       (83,000)
  Increase (decrease) in cash attributable
   to changes in assets and liabilities,
     Accounts receivable                           863,000      (235,000)
     Inventories                                     2,000       392,000
     Other current assets                         (345,000)   (2,302,000)
     Other assets                                 (125,000)     (205,000)
     Accounts payable and accrued expenses      (1,125,000)      173,000
     Income taxes payable                          (47,000)   (1,019,000)
                                                 ---------     ---------
  Net cash provided by (used in)
    operating activities                         1,194,000      (701,000)
                                                 ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Acquisition of business, net of long-term
   debt issued to seller                                      (9,338,000)
 Acquisition of property and equipment             (93,000)     (179,000)
                                                    ------     ---------
 Net cash used in investing activities             (93,000)   (9,517,000)
                                                    ------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior term loan                                 9,000,000
Proceeds from bank revolving credit facility       300,000     1,250,000
Payment of senior term loan                       (905,000)   (1,700,000)
Purchase of treasury stock                        (894,000)
Proceeds from exercise of options                   52,000
Collections of receivables from equipment sales    451,000     1,918,000
Payment of other long-term debt                   (106,000)      (99,000)
Costs in connection with bank financing                         (246,000)
                                                 ---------    ----------
  Net cash provided by financing activities     (1,102,000)   10,123,000
                                                 ---------    ----------
Net (decrease) in cash                              (1,000)      (95,000)

Cash at beginning of year                          306,000       187,000
                                                   -------       -------
Cash at end of year                               $305,000      $ 92,000
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

   The Company's principal product lines consist of Hain Pure Foods (natural foods), Estee (sugar-free products), Hollywood Foods (principally healthy cooking oils), Kineret Foods (frozen kosher foods), Farm Foods (frozen natural foods) and Weight Watchers (refrigerated products - grated cheese, mayonnaise and margarine and dry products - cookies, snacks, canned soups). Estee was acquired on November 3, 1995 and an agreement was entered into with Weight Watchers on March 31, 1997 (see Note 3).


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


3. ACQUISITION:

   On March 31, 1997, the Company entered into a license agreement with Weight Watchers Gourmet Food Company ("WWGF" - a wholly owned subsidiary of H. J. Heinz Company). Under the agreement, the Company will manufacture, market and sell approximately 60 Weight Watcher dry and refrigerated products. Sales of these products were approximately $17 million for the 12 months ended March 31, 1997. The agreement is for five years, and is renewable under certain circumstances. The agreement provides, among other matters, for a royalty payment to WWGF based on sales of Weight Watchers products and payment of a share of the pre-tax profits (as defined) from sale of the such products. In connection with the license agreement, the Company purchased approximately $600,000 of inventory, using borrowings under the Company's revolving credit facility.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4. INVENTORIES:

                                           March 31        June 30
                                              1997           1996
                                           ---------       ---------
   Finished goods                         $6,356,000      $6,641,000
   Raw materials and packaging               988,000         705,000
                                           ---------       ---------
                                          $7,344,000      $7,346,000
                                           =========       =========

5. LONG-TERM DEBT:

   Long-term debt consists of the following:


                                            March 31         June 30
                                              1997             1996
                                           ---------        ---------
   Senior Term Loan                      $ 5,176,000     $  6,081,000
   Revolving Credit                        1,700,000        1,400,000
   12.5% Subordinated Debentures,
    net of unamortized original
    issue discount of $1,240,000
    and $1,361,000                         7,260,000         7,139,000

   10% Junior Subordinated Note            1,750,000         1,750,000

    Notes payable to sellers in
    connection with acquisition
    of companies and other
    long-term debt                           339,000           354,000
                                          ----------        ----------
                                          16,225,000        16,724,000

   Current portion                         5,209,000         4,619,000
                                          ----------        ----------
                                         $11,016,000       $12,105,000
                                          ==========        ==========


   The 10% Junior Subordinated Note (which was issued to the seller in connection with the acquisition of Estee in 1995) contains a provision for the optional redemption of such Note on April 30, 1997 at a 25% discount. The Company elected to prepay the Note on April 28, 1997.

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

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. EARNINGS PER SHARE:

   Earnings per common and common equivalent share for the quarter and nine months ended March 31, 1997 and 1996 are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and warrants using the treasury stock method.


7. STOCKHOLDERS' EQUITY:

   On November 29, 1996, the Company repurchased 325,000 shares of its Common Stock to be held in treasury for $894,000.

   In March 1997, the Company issued 15,000 shares of Common Stock in connection with the exercise of a stock option.

   In connection with the WWGF agreement referred to in Note 3, the Company has issued warrants to acquire 250,000 shares of the Company's Common Stock at prices ranging from $7.00 to $9.00 per share.

8. POTENTIAL ACQUISITION:

   In February 1997, the Company executed a Letter of Intent to acquire a regional snack food business that has annual sales of approximately
   $7 million. The Company would acquire substantially all of the assets and business, subject to substantially all of the liabilities for a cash purchase price of $485,000. In addition, the acquisition would require approximately $1 million to be funded by the Company for working capital purposes. The Company intends to use its revolving credit line to fund the purchase price and working capital requirements. As of May 12, 1997, documentation with respect to this transaction is substantially completed. The closing of this transaction is subject to the Seller's ability to meet certain conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

A summary and comparison of the results of operations for the quarter and nine months ended March 31, 1997 and 1996 is set forth below (in thousands).

                                           Quarter Ended March 31
                                           1997              1996
                                      -------------      -------------
Net sales                            $13,623  100.0%    $17,218  100.0%

Gross profit                           5,030   36.9%      6,812   39.6%

Selling, general and
 administrative expenses,
 depreciation and amortization         4,430   32.5%      5,323   30.9%

Operating income                         600    4.4%      1,489    8.6%

Interest and financing costs             543    4.0%        634    3.7%

Income before income taxes                57     .4%        855    5.0%

Income taxes                              24     .2%        351    2.0%

Net income                            $   33     .2%      $ 504    2.9%

                                        Nine Months Ended March 31
                                         1997                1996
                                    --------------       -------------
Net sales                            $46,177   100.0%   $48,867  100.0%

Gross profit                          17,337    37.5%    19,531   40.0%

Selling, general and
 administrative expenses,
 depreciation and amortization        14,321    31.0%    15,152   31.0%

Operating income                       3,016     6.5%     4,379    9.0%

Interest and financing costs           1,618     3.5%     1,578    3.2%

Income before income taxes             1,398     3.0%     2,801    5.7%

Income taxes                             601     1.3%     1,170    2.4%

Net income                          $    797     1.7%  $  1,631    3.3%

Sales for the current quarter decreased by approximately $3.6 million as compared to the 1996 quarter. Sales for the nine months decreased by approximately $2.7 million as compared to the prior year. The sales decreases were principally attributable to a decrease in sales of rice cake products, offset in part for the nine months by sales of the Estee division, which was acquired in November 1995. The rice cake product category for the Company, as well as other sellers of the product, has been under recent pressure from the growing market acceptance of other snack products and from increased competition. The Company is reacting by continuing to introduce new products in a variety of categories, with a goal of reducing reliance on rice cakes and generating a more diversified product sales mix. In addition, the Company believes that its recent acquisition of the Weight Watchers dry and refrigerated product line (see note 3 of the Notes to Consolidated Financial Statements) will ultimately more than offset reduced rice cake sales.
Sales (including sales from the Weight Watchers product line) for the month of April 1997 (the first month of the fourth quarter) exceeded sales for January 1997 (the first month of the third quarter) by approximately
$2.1 million.

Gross margin percentage decreased by 2.7% in the current quarter and by 2.5% for the nine months, as compared to the 1996 quarter and nine months. The decreases were principally due to the change in product mix referred to above and an increase in warehousing and delivery costs.

Selling, general and administrative expenses decreased by approximately $900,000 and $800,000, respectively for the three month and nine month periods, principally as a result of lower sales promotion costs on lower sales levels. Such expenses, as a percentage of net sales, increased by 1.8% for the current quarter as compared to the 1996 quarter and was at the same level, as a percentage of sales, for the nine months as compared to the 1996 nine months.

The Company's level of debt was not significantly different during the quarter and nine month periods, compared to the prior year. Consequently, interest and financing costs were not significantly different during such periods.

Income before income taxes, as a percentage of net sales for the current quarter and nine months as compared to the 1996 quarter and nine months, decreased by approximately 4.6% and 2.7%, respectively, principally as a result of the aforementioned decrease in gross margin in the current quarter and nine months and the increase in selling, general and administrative expenses in the current quarter.

Income taxes as a percentage of pre-tax income amounted to approximately 43% in the current quarter and nine months as compared to 42% for the prior 1996 quarter and nine months. This current percentage is deemed representative of the Company's ongoing effective income tax rate.

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

The Company borrowed the full $9 million senior term loan and $2 million under the revolving credit line to fund the cash purchase price of the acquisition. As at March 31, 1997, the Company had reduced its borrowing under the Facility to approximately $6.9 million, principally from the proceeds of sales of equipment acquired in the Estee acquisition and operating cash flow, offset by a borrowing of $900,000 to fund its acquisition of Treasury Stock and $600,000 to fund the purchase of the inventory in the Weight Watchers transaction.

Of the $9 million available under the Company's revolving credit line, $1.7 million was outstanding at March 31, 1997. From time to time, principally because of inventory requirements, the Company may utilize a portion of the revolving credit line.

The Company's 12.5% Subordinated Debentures mature on April 14, 2004 and require principal payments of $1,943,000 on October 14, 2000, and of $2,307,000, $2,125,000, and $2,125,000, respectively on April 14 of 2002,
2003 and 2004.

Working capital at March 31, 1997 amounted to approximately $6.0 million, which is adequate to meet the Company's operational needs. The Company purchases its products from independent co-packers and does not intend to invest in plant or equipment relating to the manufacture of products for sale. Consequently, additions to property and equipment are not expected to be material in future periods. The Facility and the Debentures impose limitations on the incurrance of additional indebtedness and require that the Company comply with certain financial tests and restrictive covenants.

The aggregate long-term debt service requirements for the 12 month period ending March 31, 1997 are approximately $5.2 million, which includes the optional redemption of a $1.75 million subordinated note issued to the seller (the "Estee Note") in connection with the acquisition of Estee and proceeds from collections of certain receivables from the sale of equipment, which are required to be utilized for pre-payments of the senior term loan. The Company redeemed the Estee Note on April 28, 1997 for $1,269,000. The Company anticipates that cash flow from operations will be sufficient to meet all of its debt service and operating requirements. See Note 8 of the Notes to Consolidated Financial Statements with respect to potential acquisition of a snack food business.

INFLATION

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Financial Data Schedule (Exhibit 27)

    (b)   Reports on Form 8-K

          In March 1997, the Company filed its Report on Form 8-K reporting on the agreement between the Company and Weight Watchers Gourmet Food Company, a wholly owned subsidiary of H.J. Heinz Company, pursuant to which the Company will manufacture, market, distribute and sell certain Weight Watcher dry and refrigerated food products.

                        PART II - OTHER INFORMATION


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE HAIN FOOD GROUP, INC.



Date: May 14, 1997                           /s/Irwin D. Simon
                                                Irwin D. Simon,
                                                President and Chief
                                                Executive Officer



Date: May 14, 1997                          /s/Jack Kaufman
                                               Jack Kaufman,
                                               Vice President-Finance and
                                               Chief Financial Officer