Form 10-K
period 1997-06-30
HAIN FOOD GROUP INC
filed 1997-09-29
CIK 910406

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

                 [X] Annual Report Under Section 13 or 15(d) of the
                         Securities and Exchange Act of 1934
                       For The Fiscal Year Ended June 30, 1997
                           Commission File No. 0-22818

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

       Registrant's telephone number, including area code: (516) 237-6200 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.01 per share
                              Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Class of Voting Stock and Number                   Market Value Held
of Shares Held by Non-Affiliates                   by Non-affiliates*
--------------------------------                   ------------------
6,776,487 shares Common Stock                          $71,153,000

* Based on the last reported sale price for the Common Stock on NASDAQ on September 12, 1997

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $.01 per share, 8,781,899 shares outstanding as of September 12, 1997

                     Documents Incorporated by Reference

                                               Part of the Form 10-K
           Document                           into which Incorporated
-------------------------------------         -----------------------
The Hain Food Group, Inc. Definitive                    Part III
Proxy Statement for the Annual Meeting
of Stockholders to be Held December 9, 1997

TABLE OF CONTENTS

PART I

  Item 1.     Business
              General
              Industry Overview
              Product
              Manufacturing
              New Product Development
              Marketing and Distribution
              Trademarks
              Competition
              Government Regulation
              Note Regarding Forward Looking Information

  Item 2.     Properties

  Item 3.     Legal Proceedings

  Item 4.     Submission of Matters to a Vote of Security Holders

PART II

  Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters

  Item 6.     Selected Financial Data

  Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

  Item 7A.    Quantitative and Qualitative Disclosures About
              Market Risk

  Item 8.     Financial Statements and Supplementary Data

  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

  Item 10.    Directors and Executive Officers of the Registrant

  Item 11.    Executive Compensation

  Item 12.    Security Ownership and Certain Beneficial
              Owners and Management

  Item 13.    Certain Relationships and Related Transactions

PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  Signatures

                                PART I

                        THE HAIN FOOD GROUP, INC.


Item 1.   Business.

General

The Hain Food Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") sell, market and distribute a full line of natural foods under the "Hain" and "Farm Foods" brand names, cooking oils and certain other products under the "Hollywood" brand name, sugar-free, medically directed snack foods under the "Estee" brand name, low sodium food products under the Featherweight" brand name, snacks and cheese and mayonnaise products under the "Weight Watchers" brand name, kosher food products under the "Kineret" and "Kosherific" brand names, snack products under the Boston Popcorn brand name, and dry milk products under the Alba brand name. Kineret Foods Corporation ("Kineret") and Farm Foods Corporation ("Farm Foods") were acquired by the Company in November 1993. In April 1994, the Company acquired Hain Pure Food Co., Inc. ("Hain") from Pet, Incorporated, which acquisition included the Hollywood product line. In November 1995, the Company purchased substantially all of the business of The Estee Corporation ("Estee"). In March 1997, the Company entered into a license agreement with Weight Watchers Gourmet Food Corporation (a wholly-owned subsidiary of H. J. Heinz Company) whereby the Company will manufacture, market and sell Weight Watchers dry and refrigerated products. In May 1997, the Company purchased substantially all of the business of The Boston Popcorn Company ("Boston"). In July 1997, the Company acquired the Alba brand from H. J. Heinz Company. At the current time, Hain and Kineret constitute the Company's only subsidiaries; the other brands are operated as divisions of the Company.

On September 11, 1997, the Company executed a definitive merger agreement with Westbrae Natural, Inc. ("Westbrae"), a publicly-owned company, pursuant to which the Company commenced a tender offer on September 12, 1997 for all of the outstanding common shares of Westbrae for $3.625 per share in cash. Pursuant to the definitive merger agreement, certain shareholders of Westbrae who own an aggregate of approximately 69% of the outstanding shares of Westbrae have agreed to tender their shares at the offer price. The aggregate purchase price for all of the outstanding shares of Westbrae and shares under option (assuming all of Westbrae's shares are tendered) is approximately $23.5 million. In connection therewith, the Company has obtained a financing commitment from its lender for a credit facility of $40 million, consisting of a $30 million term loan and a $10 million revolving line of credit. The proceeds of the term loan will be used to fund the total cost of the acquisition and to repay certain existing debt of the Company and Westbrae. This transaction, which is subject to the satisfactory completion of the Company's due diligence investigation and receipt of financing, is expected to close by late October 1997.

Westbrae (formerly known as Vestro Natural Foods, Inc.) is headquartered in Carson, California and is a leading formulator and marketer of high quality natural and organic foods sold under the brand names Westbrae Natural, Westsoy, Little Bear and Bearitos, encompassing 300 food items such as non-dairy beverages, chips, snacks, beans and soups. For its fiscal year ended
December 31, 1996, Westbrae reported net sales of $32,583,000 and net income of $1,203,000. For the six months ended June 30, 1997, Westbrae reported net sales of $17,502,000 (unaudited) and net income of $708,000 (unaudited). The Company believes that the acquisition of Westbrae follows its strategy of acquiring specialty food businesses that fit well with its other brands while offering opportunities for cost efficiencies in management and operations.

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

The Company's overall strategy is to be a leading specialty niche food marketer by integrating all of its brands under one management with a uniform marketing, sales and distribution program. The Company's business strategy is to capitalize on the brand equity and the distribution previously achieved by each of the Company's product lines and to enhance revenues by strategic introductions of new product lines that complement existing products. The foundation of this strategy has been established through the acquisitions referred to above and the introduction of a number of new products. The Company believes that by integrating its various specialty food groups, it will achieve efficiencies of scale and enhanced market penetration. The Company considers the acquisition of specialty food companies and product lines as an integral part of its business strategy. To that end, the Company from time to time reviews and conducts preliminary discussions with acquisition candidates. Other than as set forth herein, no discussions are currently ongoing.

As of June 30, 1997, the Company employed a total of 54 full-time employees. The Company's employees are not represented by any labor union. The Company believes that its relations with its employees are good.

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

Weight Watchers

Under a license agreement, the Company manufactures, markets and sells approximately 60 Weight Watchers dry and refrigerated products.

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

Snack Foods

The Boston Popcorn Company markets and distributes a line of popcorn and chip products, principally in the New England and New York City metropolitan areas.


Products

The Hain line of products consists of approximately 180 branded natural food products which are distributed nationwide to natural food stores, supermarkets, food service distributors, specialty groceries, mass merchandisers, drug stores and other merchants. Through Hain, the Company offers a full line of natural food products including rice cakes (which in fiscal 1997, accounted for approximately 17% of total Company sales volume as compared with 30% in fiscal 1996), cooking oils, soups, crackers, condiments and snacks. The Hain brand name has been a prominent name in the natural food industry since Hain's inception in 1926. Hain offers one of the broadest lines of natural foods. The Company believes this prominence attracts both natural food distributors and retailers.

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

Boston Popcorn products consist of 20 items comprised of varieties of popcorn, potato chips and other snack food items.

The Company continuously evaluates its existing products for taste, nutritional value and cost and makes improvements where possible. The Company will discontinue products or stock keeping units when sales volume of those items do not warrant further production.


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

Boston Popcorn Company's products are manufactured principally by three co-packers.

The Company believes that alternative sources of supply are available if co-packing arrangements with its suppliers were to be terminated by the Company or the co-packers. However, there can be no assurance that alternative sources of supply would be able to meet the requirements of the Company, and if the Company were unable to arrange for alternative sources of supply in a timely manner, such failure could have a material adverse effect on the Company's business, operating results and financial condition.


New Product Development

The Company intends to continue its policy of introducing new products or product line extensions that complement its existing products. New products and product line extensions over the last three fiscal years included mini-munchie rice cakes, low fat baked crisps, Estee sugar-free rice cakes, graham crackers, rice snack bars, rice cake "ringers", cookie jar bits and a new line of 15 ounce soups.

Marketing and Distribution

Generally, all products marketed by the Company are sold either through independent unaffiliated food brokers or distributors. Food brokers act as agents for the Company within designated territories or for specific supermarket or related chain stores, usually on a non-exclusive basis, and receive commissions, which average 4% of sales. Food distributors purchase products from the Company for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions are generally made in their sole discretion.

The Company utilizes retail-in-store events such as product demonstrations and product sampling, and point of sale displays. The Company also sponsors and participates in local distributor and retailer "events", distributes coupons, and conducts both retailer and distributor advertising using print in trade magazines and distributor catalogues.

The Company's customer base consists principally of mass market merchandisers, natural food distributors, grocery wholesalers and kosher food distributors. No single customer accounts for more than 10% of revenues. Foreign sales are not significant.

Trademarks

The Hain, Hollywood, Estee, Featherweight, Kineret, Kosherific, Boston Popcorn and Farm Foods trademarks and related trademarks and brand names are registered in the United States and a number of foreign countries. The Company believes that its trademarks and trade names are significant to the marketing and sale of the Company's products and that the inability to utilize one or more of these names could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

The Company faces significant competition in the marketing of all of its product lines, and competes with many larger companies, including divisions of a number of multi-national food manufacturers, all of which have substantially greater marketing, distribution and capital resources. Hain rice cakes compete with Quaker Oats and other rice cake manufacturers. Quaker Oats is the dominant supplier of rice cakes and the Company estimates that Quaker Oats has more than a two-thirds share of the total rice cake market. Hain's other products, including cooking oils, soups, crackers, etc. compete against items produced by other specialty natural foods companies, including Health Valley, Spectrum Company, Arrowhead Mills and Westbrae (see page 1), and indirectly against major food companies. Hollywood canola, safflower and peanut oils compete against similar products manufactured by Proctor & Gamble (Puritan/Crisco), ConAgra (Wesson) and RJR Nabisco (Planters) as well as with certain products produced by other companies. Estee's major competitor is Fifty-Fifty. Kineret competes with a number of companies, including Rokeach, Wilton Foods Corp. and Old Fashioned Kitchens, Inc., which are engaged in the manufacture, sale and distribution of products similar to those sold by Kineret. Boston Popcorn competes with a variety of popcorn and chip manufacturers.

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


Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Sections 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel; and changes in, or the failure to comply with government regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Item 2.   Properties.

The Company's corporate headquarters are located in 10,000 square feet of leased office space located at 50 Charles Lindbergh Boulevard, Uniondale, New York. This lease commenced on August 15, 1994 and, during 1997, was extended to February 2002. The current annual rental is approximately $231,000. The Company's Kineret Foods 7,000 square foot warehouse and distribution center is located in East Hills, New York. This lease, which provides for annual net rental of approximately $40,000, was renewed during 1997 and expires in August 1999. The Company's Boston Popcorn 10,000 square foot warehouse and distribution center is located in Foxboro, Massachusetts. This lease is for a three-year term and commenced on June 1, 1997. The current annual rental is approximately $73,000. Approximately 4,000 square feet of this space is sub-leased to a major distributor of the Company's Boston Popcorn business for the same three-year term at a current annual rental of $31,000.

The Company warehouses its products (other than Boston Popcorn and Kineret products) in bonded public warehouses from which it makes deliveries to customers.


Item 3.   Legal Proceedings.

The Company is from time to time involved in incidental litigation relating to the conduct of its business. The Company is not currently a party to any litigation which in the opinion of management is likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Item 4   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The outstanding shares of Common Stock, par value $.01 per share, of the Company are traded on NASDAQ and since March 1995 have been traded through NASDAQ's National Market System. The following table sets forth the reported high and low closing prices for the Common Stock and the Warrants for each fiscal quarter from July 1, 1995 through September 12, 1997.

                                           Common Stock
                              -------------------------------------
                                      1997               1996
                                High      Low       High      Low
                               ------    -------   ------    -------
First Quarter                  $4        $3 1/16   $4 1/2    $3 1/2
Second Quarter                  4         3 1/4     3 3/4     2 15/16
Third Quarter                   5 3/4     3 3/8     3 11/16   2 15/16
Fourth Quarter                  5 5/16    4 1/8     4 1/8     3 1/16
July 1 - September 12, 1997    10 1/2     4 27/32

As at September 12, 1997, there were 79 holders of record of the Company's Common Stock.

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

Item 6.   Selected Financial Data.

The following information has been summarized from the Company's financial statements and should be read in conjunction with such financial statements and related notes thereto (in thousands, except per share amounts):

                                                              April 1, 1993
                                                                 (Date
                                                               Operations
                                  Year Ended June 30           Commenced)
                        -------------------------------------  to June 30
                          1997      1996     1995      1994       1993
                        -------   -------   -------   -------    -------
Operating Results:
  Net sales             $65,353   $68,606   $58,076   $14,963     $137
  Net income (loss)       1,069     2,134     2,365      (502)     (75)
  Net income (loss) per
   common share             .12       .24       .28      (.19)    (.08)

Financial Position:
  Total Assets          $48,895   $47,442   $34,921   $31,739     $449
  Long-term debt         10,756    12,105     7,277    13,450        0
  Stockholders' Equity   25,059    24,424    22,290    11,501       78

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

The Company was formed in 1993 to acquire, develop and market a line of branded specialty food products. The Company's strategy is to capitalize on brand awareness and to consolidate all product lines under one centralized management team. See "Industry Overview" for a description of the Company's product lines.

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

  On April 14, 1994, the Company acquired from Pet, Incorporated, Hain Pure Food Co., Inc., a natural foods products company which also operates the Hollywood Foods Division which principally sells healthy cooking oils. Hain was acquired from Pet, Incorporated and is a significantly larger company than the other acquired entities to date.

  On November 3, 1995, the Company purchased substantially all of the assets and business, subject to certain liabilities of The Estee Corporation, a manufacturer and marketer of sugar-free and low sodium products targeted towards diabetic and health conscious consumers.

  On May 23, 1997, the Company purchased substantially all of the assets and business, subject to certain liabilities of The Boston Popcorn Company, a manufacturer and marketer of popcorn and chip products principally in the New England and New York City metropolitan areas.

  On July 15, 1997, the Company acquired the brand Alba Foods from Heinz USA, a division of H.J. Heinz Company.

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

On March 31, 1997, the Company entered into a license agreement with Weight Watchers Gourmet Food Company (a wholly-owned subsidiary of H. J. Heinz Company) to manufacture, market and sell 60 Weight Watcher dry and refrigerated products.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

Net sales for 1997 decreased by approximately $3.2 million to $65.4 million as compared with $68.6 million in 1996. The sales decrease was principally attributable to a $10.5 million decrease in sales of rice cake products, offset in part by a full year of sales of the Estee division, which was acquired in November 1995 and sales of Weight Watchers products in the fourth quarter of fiscal 1997. The rice cake product category for the Company, as well as other sellers of the product (including Quaker Oats), has been under recent pressure from the growing market acceptance of other snack products and from increased competition. The Company is reacting by continuing to introduce new products in a variety of categories, with a goal of reducing reliance on rice cakes and generating a more diversified product sales mix. In addition, the Company believes that its recent license arrangement with respect to the Weight Watchers dry and refrigerated product lines and the acquisition of Boston Popcorn Company (see Notes 3 and 4 of the Notes to Consolidated Financial Statements) will ultimately more than offset reduced rice cake sales.

Gross profit for 1997 decreased by approximately $3.1 million to $24.6 million as compared to $27.7 million in 1996. Gross margin percentage decreased by approximately 2.8% in 1997 compared with 1996, principally due to a change in product mix and an increase in warehousing and delivery costs.

Selling, general and administrative expenses decreased by $1.3 million to $19.7 million in 1997 as compared to $20.9 million in 1996, principally as a result of lower sales promotional costs on lower sales levels. Such expenses, as a percentage of net sales, were at the same approximate level in both years.

Interest and financing costs for 1997 decreased by $.1 million to $2.1 million as compared to $2.2 million for 1996.

Income before income taxes for 1997 was approximately $1.9 million as compared to $3.8 million in 1996. The decrease of $1.9 million is principally a result of the aforementioned decrease in gross profit offset in part by the decrease in sales promotional costs.

Income taxes decreased to $.8 million in 1997 from $1.6 million in 1996. The decrease in income taxes is substantially attributable to the decrease in income before taxes. Income taxes as a percentage of pre-tax income amounted to 42.4% in 1997 as compared to 43.3% in 1996.

Fiscal 1996 Compared to Fiscal 1995

Net sales for 1996 increased by approximately $10.5 million to $68.6 million as compared with $58.1 million in 1995. The sales increase was essentially all attributable to the acquisition of Estee in November 1995.

Gross profit for 1996 increased by approximately $5.8 million to $27.7 million as compared to $21.9 million in 1995, principally as a result of increased sales. Gross profit percentage increased by approximately 2.8% in 1996 compared with 1995 principally because of a sales price increase on one of the Company's major product lines and more efficient production by co-packers.

Selling, general and administrative expenses increased by $5.6 million to $20.9 million in 1996 as compared to $15.3 million in 1995, principally as a result of increased promotional activity in connection with the introduction of new products. Such expenses, as a percentage of net sales, were 4.1% higher than in 1995, reflecting the aforementioned increased promotional activity.
The integration of Estee did not result in any significant increases in the Company's general and administrative expenses.

Interest and financing costs for 1996 increased by $.4 million to $2.2 million as compared to $1.8 million for 1995, principally because of debt incurred in connection with the acquisition of Estee in November 1995. The increase was offset, in part, by the early retirement of a term loan in November 1994, with the proceeds from the exercise of the warrants and lower interest rates.

Income before income taxes for 1996 was $3.8 million as compared to $4.1 million in 1995. The decrease of $.4 million is principally a result of the aforementioned increase in the level of promotional spending offset in part by the increase in gross profit based on higher net sales in 1996.

Income taxes decreased to $1.6 million in 1996 from $1.8 million in 1995. The decrease in income taxes is substantially attributable to the decrease in income before taxes.


Liquidity and Capital Resources

In November 1995, the Company purchased substantially all of the business of The Estee Corporation. In connection with the acquisition, the Company and its bank entered into an $18 million Amended and Restated Credit Facility ("Facility") providing for a $9 million senior term loan and a $9 million revolving credit line. The Facility replaced the Company's existing $6 million revolving credit line with the same bank. Borrowings under the facility bear interest at rates ranging from 1/2% to 1% over the bank's base rate. The senior term loan is repayable in quarterly principal installments, commencing March 31, 1996 through maturity of the Facility on June 30, 2000. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility also contains certain financial and other restrictive covenants. Of the $9 million available under the Company's revolving credit line, $2.25 million was outstanding at June 30, 1997. From time to time, because of inventory requirements, the Company may utilize a portion of the revolving credit line.

The Company's 12.5% Subordinated Debentures ("Debentures") mature on April 14, 2004 and require principal payments of $1,943,000 on October 14, 2000, and of $2,307,000, $2,125,000, and $2,125,000, respectively on April 14 of 2002, 2003 and 2004.

The aggregate long-term debt service requirements for the year ending
June 30, 1998 are approximately $4.2 million, which includes proceeds from collections of certain receivables from the sale of equipment, which are required to be utilized for pre-payments of the senior term loan. The Company anticipates that cash flow from operations will be sufficient to meet all of its debt service and operating requirements.

Working capital at June 30, 1997 amounted to approximately $4.5 million, which is adequate to serve the Company's operational needs. The Company purchases its products from independent co-packers and does not intend to invest in plant or equipment relating to the manufacture of products for sale. Consequently, additions to property and equipment are not expected to be material in future periods. The Company's Facility and Debentures impose limitations on the incurrence of additional indebtedness and require that the Company comply with certain financial tests and restrictive covenants. As at June 30, 1997, the Company was in compliance with such covenants.

On September 11, 1997, the Company executed a definitive merger agreement with Westbrae pursuant to which the Company commenced a tender offer on September 12, 1997 for all of the outstanding shares of Westbrae for $3.625 per share of common stock in cash. Pursuant to the definitive merger agreement, certain shareholders of Westbrae who own an aggregate of approximately 69% of the outstanding shares of Westbrae have agreed to tender their shares at the offer price. The aggregate purchase price for all of the outstanding shares of Westbrae and shares under option (assuming all of Westbrae's shares are tendered) is approximately $23.5 million. In connection therewith, the Company has obtained a financing commitment from its lender for a Credit Facility of $40 million, consisting of a $30 million term loan and a $10 million line of revolving credit. The proceeds of the term loan will be used to fund the total cost of the acquisition and to repay certain existing debt of the Company and Westbrae. In addition, the Company requires the consent of the holders of its subordinated debentures before completing the Westbrae acquisition.

Notwithstanding the significant cash demands created by the Westbrae acquisition, the Company believes that cash provided by operations and amounts available under the Credit Facility will be sufficient for the foreseeable future to finance its operations, service interest payments on its debt and fund capital expenditures.

Seasonality

Sales of food products consumed in the home generally decline to some degree during the Summer vacation months. However, the Company believes that such seasonality has a limited effect on operations.


Inflation

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable, except as reported on in Item 7.


Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements of The Hain Food Group, Inc. and subsidiaries are included in Item 8:

         Consolidated Balance Sheets - June 30, 1997 and 1996

         Consolidated Statements of Income - Years ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows - Years ended June 30, 1997, 1996 and 1995

         Consolidated Statement of Stockholders' Equity - Years ended June 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of The Hain Food Group, Inc. and subsidiaries are included in Item 14 (a):

         Schedule II  Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors


The Stockholders and Board of Directors
The Hain Food Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of The Hain Food Group, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Food Group, Inc. and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   /s/ Ernst & Young LLP

Melville, New York
September 3, 1997

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                June 30
                                             1997        1996
                                          ---------     ---------
                         ASSETS
Current assets:
  Cash                                     $219,000      $306,000
  Trade accounts receivable,
   less allowance for doubtful
   accounts of $265,000 and $58,000       8,447,000     8,069,000
  Inventories                             6,635,000     7,346,000
  Receivables from sale of
   equipment - current portion              408,000       632,000
  Other current assets                      818,000       639,000
                                         ----------    ----------
     Total current assets                16,527,000    16,992,000

Property and equipment,  net
 of accumulated depreciation
 of $577,000 and $399,000                   743,000       685,000
Receivables from sale of
 equipment - non-current portion            150,000       310,000
Goodwill and other intangible assets,
 net of accumulated  amortization
 of $2,074,000 and $1,334,000            29,188,000    27,140,000
Deferred financing costs,
 net of accumulated amortization
 of $1,049,000 and $706,000                 975,000     1,312,000
Other assets                              1,312,000     1,003,000
                                         ----------    ----------
       Total assets                     $48,895,000   $47,442,000
                                         ==========    ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and
   accrued expenses                      $7,568,000    $5,560,000
  Current portion of long-term debt       4,178,000     4,619,000
  Income taxes payable                      299,000       273,000
                                         ----------    ----------
        Total current liabilities        12,045,000    10,452,000

Long-term debt, less current portion     10,756,000    12,105,000
Other liabilities                           483,000
Deferred income taxes                       552,000       461,000
                                         ----------    ----------
        Total liabilities                23,836,000    23,018,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value;
   authorized 5,000,000 shares,
   no shares issued
  Common stock - $.01 par value,
  authorized 40,000,000 shares,
  issued 8,881,899 and 8,866,899 shares      89,000        89,000
  Additional paid-in capital             20,804,000    20,413,000
  Retained earnings                       4,991,000     3,922,000
                                         ----------    ----------
                                         25,884,000    24,424,000
  Less: 300,000 shares of
   treasury stock, at cost                  825,000
                                         ----------    ----------
        Total stockholders 'equity       25,059,000    24,424,000
                                         ----------    ----------
        Total liabilities and
         stockholders' equity           $48,895,000   $47,442,000
                                         ==========    ==========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                        Year Ended June 30
                                  1997          1996          1995
                               ----------    ----------    ----------
Net sales                     $65,353,000   $68,606,000   $58,076,000

Cost of sales                  40,781,000    40,884,000    36,220,000
                               ----------    ----------    ----------
Gross profit                   24,572,000    27,722,000    21,856,000
                               ----------    ----------    ----------

Selling, general and
 administrative expenses       19,651,000    20,905,000    15,334,000
Depreciation of property
 and equipment                    178,000       184,000       158,000
Amortization of goodwill
 and other intangible assets      740,000       651,000       474,000
                               ----------    ----------    ----------
                               20,569,000    21,740,000    15,966,000
                               ----------    ----------    ----------

Operating  income               4,003,000     5,982,000     5,890,000
                                ---------     ---------     ---------

Interest expense, net           1,639,000     1,745,000     1,351,000
Amortization of deferred
 financing costs                  509,000       473,000       419,000
                                ---------     ---------     ---------
                                2,148,000     2,218,000     1,770,000
                                ---------     ---------     ---------
Income before income taxes      1,855,000     3,764,000     4,120,000

Provision for income taxes        786,000     1,630,000     1,755,000
                                ---------     ---------     ---------
Net income                     $1,069,000    $2,134,000    $2,365,000
                                =========     =========    ==========

Net income per common and
 common equivalent share            $0.12         $0.24         $0.28
                                     ====          ====          ====
Weighted average number of
 common shares and common
 share equivalents              8,993,000     8,964,000     8,597,000
                                =========     =========     =========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended June 30
                                           1997         1996         1995
                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $1,069,000   $2,134,000   $2,365,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation of property and
   equipment                              178,000      184,000      158,000
  Amortization of goodwill and
   other intangible assets                740,000      651,000      474,000
  Amortization of deferred financing
    costs                                 509,000      473,000      419,000
  Provision for doubtful accounts         290,000      123,000       44,000
  Other                                   (34,000)
  Deferred income taxes                    91,000       36,000      198,000
  Increase (decrease) in cash
  attributable to changes in assets
  and liabilities, net of amounts
  applicable to acquired businesses:
   Accounts receivable                   (383,000)    (218,000)  (2,775,000)
   Inventories                            899,000    1,172,000     (499,000)
   Other current assets                  (347,000)    (166,000)    (255,000)
   Other assets                          (309,000)      81,000     (974,000)
   Accounts payable and
    accrued expenses                      276,000   (2,153,000)  (1,413,000)
   Income taxes payable                    26,000   (1,023,000)   1,058,000
                                        ---------    ---------    ---------
    Net cash provided by (used in)
      operating activities              3,005,000    1,294,000   (1,200,000)
                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of
 long-term debt issued to seller         (666,000)  (9,758,000)
Acquisition of property and equipment    (146,000)    (215,000)    (429,000)
                                          -------    ---------      -------
    Net cash used in investing
      activities                         (812,000)  (9,973,000)    (429,000)
                                          -------    ---------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior term loan                       9,000,000
Proceeds from bank revolving
 credit facility                          850,000    1,100,000      300,000
Purchase of treasury stock               (825,000)
Costs in connection with
 bank financing                            (6,000)    (256,000)     (20,000)
Payment of senior term loan            (1,234,000)  (2,919,000)  (8,015,000)
Proceeds from exercise of warrants
 and options,  net of related expenses     52,000                 8,424,000
Collections of receivables from
 equipment sales                          552,000    2,011,000      582,000
Payment of 10% Junior
 Subordinated Note                     (1,269,000)
Payment of other long-term debt          (400,000)    (138,000)    (127,000)
                                        ---------    ---------    ---------
 Net cash (used in) provided by
  financing activities                 (2,280,000)   8,798,000    1,144,000
                                        ---------    ---------    ---------
Net (decrease) increase in cash           (87,000)     119,000     (485,000)

Cash at beginning of year                 306,000      187,000      672,000
                                          -------      -------      -------
Cash at end of year                      $219,000     $306,000     $187,000
                                          =======      =======      =======


See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 1995, 1996 AND 1997


                                 Common Stock       Additional     Retained
                                           Amount    Paid-in       Earnings        Treasury Stock
                               Shares     at $.01     Capital      (Deficit)      Shares    Amount       Total
                              ---------    ------    ----------    --------     ---------  --------   -----------
Balance at June 30, 1994      5,933,478   $59,000   $12,019,000   ($577,000)                         $11,501,000

Proceeds from exercise of
  Common Stock warrants
  and other stock issuances,
  net  of related expenses    2,933,421    30,000     8,394.000                                        8,424,000

Net income for the year
  ended June 30, 1995                                             2,365,000                            2,365,000
                              ---------    ------    ----------   ---------                           ----------
Balance at June 30, 1995      8,866,899    89,000    20,413,000   1,788,000                           22,290,000

Net income for the year
  ended June 30, 1996                                             2,134,000                            2,134,000
                              ---------    ------    ----------   ---------                           ----------

Balance at June 30, 1996      8,866,899    89,000    20,413,000   3,922,000                           24,424,000

Acquisition of treasury stock                                                  300,000   ($825,000)     (825,000)

Exercise of stock options
  and other                      15,000       -          79,000                                           79,000

Value ascribed to warrants                              312,000                                          312,000

Net income for the year
  ended June 30, 1997                                             1,069,000                            1,069,000
                              ---------    ------    ----------   ---------    -------    --------    ----------

Balance at June 30, 1997      8,881,899   $89,000   $20,804,000  $4,991,000    300,000   ($825,000)  $25,059,000
                              =========    ======    ==========   =========    =======    ========    ==========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS:

    The Company and its subsidiaries operate in one business segment: the sale of specialty food products which are manufactured by various co-packers.

    The Company's principal product lines consist of Hain Pure Foods (natural foods), Hollywood Foods (principally healthy cooking oils), Estee (sugar-free, medically directed snacks), Featherweight (low sodium food products), Kineret Foods (frozen kosher foods), Weight Watchers (dry and refrigerated products), and Boston Popcorn (snacks).


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

    Use of Estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue Recognition:

    Sales are recognized upon the shipment of finished goods to customers. Allowances for cash discounts are recorded in the period in which the related sale is recognized.

    Advertising Costs:

    Media advertising costs, which are included in selling, general and administrative expenses, amounted to $236,000, $22,000, and $52,000 for fiscal 1997, 1996 and 1995, respectively. Such costs are expensed as incurred.

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

    Fair Values of Financial Instruments:

    As at June 30, 1997 and 1996, the Company had no cash equivalents. The carrying amount of the receivables from sale of equipment approximates their fair value. The Company believes that the interest rates set forth in the Company's debt instruments approximates its current borrowing rate and, accordingly, the carrying amounts of such debt at June 30, 1997 and 1996 approximate fair value.

    Property and Equipment:

    Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided under the straight-line method over the estimated useful lives of the related assets.

    Goodwill and Other Intangible Assets:

    Goodwill consists of the excess of the cost of acquired businesses over the fair value of the assets and liabilities acquired or assumed, and is being amortized over a period of 40 years from date of acquisition (see Note 7).

    Other intangible assets, which are not significant in the aggregate, are being amortized over their respective applicable lives.

    Amortizable Long-Lived Assets:

    Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FAS 121 effective for the fiscal year beginning July 1, 1996. The adoption did not have an effect on the Company's consolidated results of operations, cash flows or financial position.

    Deferred Financing Costs:

    Costs associated with obtaining debt financing are capitalized and amortized over the related lives of the applicable debt instruments. The unamortized deferred financing costs at June 30, 1997 and 1996 relate to the bank Credit Facility and Subordinated Debentures (see Note 8).

    Earnings Per Common Share:

    Net income per share for 1997, 1996 and 1995 is based on the weighted average number of common shares and dilutive common equivalent shares.

    In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact of adopting FAS 128 is not expected to be material.

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

3.  ACQUISITIONS:

    On May 23, 1997, the Company purchased substantially all of the assets and business, subject to certain liabilities, of The Boston Popcorn Company, Inc. Boston Popcorn is a manufacturer and marketer of popcorn and chip snack products, principally in the New England and New York City metropolitan areas. The purchase price amounted to approximately $870,000 of which $645,000 was paid in cash and $225,000 by the issuance of a note, with a maturity date in 2002. In addition, the Company assumed certain liabilities. Pro forma information with respect to the foregoing acquisition is not significant.

    On November 3, 1995, the Company purchased substantially all of the assets and business, subject to certain liabilities, of The Estee Corporation. Estee is a manufacturer and marketer of sugar-free and low sodium products targeted towards diabetic and health conscious consumers. The purchase price, after giving effect to the early redemption of the junior subordinated note referred to below (see Note 8), amounted to approximately $11.32 million of which $9.75 million was paid in cash and $1.75 million by the issuance of a junior subordinated note, with a maturity date in 2005. In addition, the Company issued a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $6.50. See Note 10.

    The above acquisitions have been accounted for as purchases and, therefore, operating results of the acquired businesses have been included in the accompanying financial statements from the date of acquisition.

    Unaudited pro forma results of operations for the year ended June 30, 1996, assuming that the Estee acquisition had occurred as of July 1, 1995 are as follows:

                                           1996
                                       ----------
           Net sales                  $75,749,000
           Net income                   2,316,000
           Net income per share            $  .26

    The pro forma operating results shown above are not necessarily indicative of operations in the period following acquisition.

4.  LICENSE AGREEMENT:

    On March 31, 1997, the Company entered into a license agreement with Weight Watchers Gourmet Food Company ("WWGF" - a wholly-owned subsidiary of H. J. Heinz Company). Under the agreement, the Company will manufacture, market and sell approximately 60 Weight Watcher dry and refrigerated products. Sales of these products were approximately $17 million (unaudited) for the 12 months ended March 31, 1997. The agreement provides, among other matters, for a royalty payment to WWGF based on the sales of Weight Watchers products and payment of a share of the pre-tax profits (as defined) from sale of the such products. In connection with the license agreement, the Company purchased approximately $600,000 of inventory, using borrowings under the Company's revolving credit facility.


5.  RECEIVABLES FROM SALE OF EQUIPMENT:

    In connection with the acquisitions of Hain, Estee and Boston Popcorn, the Company acquired certain food manufacturing equipment, which has been sold to co-packers for selling prices equal to the fair value of such equipment recorded at date of acquisition. The balance of the receivables are due in various installments over a five year period through 2001. The proceeds of sale of the Estee equipment are required to be utilized to pay down the bank debt referred to in Note 8.


6.  INVENTORIES:


    Inventories consist of the following:

                                         1997             1996
                                      ---------         ---------
    Finished goods                    $5,418,000        $6,641,000
    Raw materials and packaging        1,217,000           705,000
                                       ---------         ---------
                                      $6,635,000        $7,346,000
                                       =========         =========

7.  GOODWILL AND OTHER INTANGIBLE ASSETS:

    Goodwill and other intangible assets consist of the following:

                                         1997              1996
                                      ----------        ----------
    Goodwill                         $30,645,000       $28,209,000
    Other intangible assets              617,000           265,000
                                      ----------        ----------
                                      31,262,000        28,474,000
    Less: Accumulated amortization     2,074,000         1,334,000
                                      ----------        ----------
                                     $29,188,000       $27,140,000
                                      ==========        ==========

    Substantially all unamortized goodwill relates to the acquisition of Hain, Estee, Boston Popcorn and Kineret Foods. The entities have been in operation for many years and are viewed to have an unlimited life. Accordingly, such goodwill is being amortized over the maximum period
    (40 years) permitted by Accounting Principles Board Opinion No. 17. The increase in goodwill during 1997 is principally attributable to the acquisition of The Boston Popcorn Company and the increase in 1996 is all attributable to the acquisition of Estee.


8.  LONG-TERM DEBT:

    Long-term debt consists of the following:

                                          1997             1996
                                        ---------        ---------
    Senior Term Loan                 $  4,847,000      $ 6,081,000
    Revolving Credit                    2,250,000        1,400,000
    12.5% Subordinated Debentures
     net of unamortized original
     issue discount of $1,195,000
     and $1,361,000                     7,305,000        7,139,000
    10% Junior Subordinated Note                         1,750,000
    Notes payable to sellers in
     connection with acquisition
     of companies, and other
     long-term debt                       532,000          354,000
                                       ----------       ----------
                                       14,934,000       16,724,000
    Current portion                     4,178,000        4,619,000
                                       ----------       ----------
                                      $10,756,000      $12,105,000
                                       ==========       ==========

    In connection with the acquisition of Estee in November 1995, the Company and its bank entered into a $18 million Amended and Restated Credit Facility ("Facility") providing for a $9 million senior term loan and a $9 million revolving credit line. The Facility replaced the Company's existing $6 million revolving credit line with the same bank. Borrowings under the facility bear interest at rates ranging from 1/2% to 1% over the bank's base rate, which was 8.5% and 8.25% at June 30, 1997 and 1996, respectively. The senior term loan is repayable in quarterly principal installments, commencing March 31, 1996 through maturity of the Facility on June 30, 2000. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Company borrowed the full
    $9 million senior term loan and $2 million under the revolving credit line to fund the cash purchase price and related closing costs of the acquisition.

    At June 30, 1997 and 1996, the interest rate on the Credit Facility was 9.50% and 9.25%, respectively.

    The Credit Facility, as amended, contains certain restrictive covenants which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital ratios, the achievement of certain earnings levels, and interest and fixed charge coverage ratios. The Company was in compliance with all such covenants at June 30, 1997.

    The 12.5% Subordinated Debentures ("Debentures") provide for the payment of interest semi-annually in arrears, and principal payments of $1,943,000 in October 2000, $2,307,000 in April 2002, $2,125,000 in April 2003 and a
    final maturity payment of $2,125,000 in April 2004. The agreement relating to the issuance of the Debentures also contains certain restrictive covenants which are generally less restrictive than those contained in the Credit Facility. In connection with the issuance of the Debentures, the Company also issued 768,229 shares of common stock to the Debenture holders. Such shares were valued at $1,644,000 and applied as a discount of the value of the Debentures. The discount is being amortized using the interest method over the life of the Debentures. Amortization expense for the years ended June 30, 1997, 1996 and 1995 amounted to $166,000, $141,000 and $108,000, respectively.

    The 10% junior subordinated note ("Estee Note"), which was issued to the seller in connection with the acquisition of Estee, provided for the payment of interest semi-annually in arrears and a maturity in November 2005. Pursuant to an option contained in the Estee Note, in April 1997 the note was redeemed by the Company for $1,269,000. Substantially all of the discount of $481,000, resulting from such redemption was applied as a reduction of the purchase price of Estee, resulting in a reduction of goodwill.

    Maturities of long-term debt at June 30, 1997, are as follows:

    Year Ending
    June 30
    ------
     1998                              $ 4,178,000
     1999                                1,993,000
     2000                                1,372,000
     2001                                1,988,000
     2002                                2,348,000
     Thereafter                          4,250,000
                                        ----------
                                        16,129,000
     Less: Unamortized original
      issue discount                     1,195,000
                                        ----------
     Total long-term debt              $14,934,000
                                        ==========

    Interest paid during the years ended June 30, 1997, 1996 and 1995 amounted to $1,768,000, $1,820,000 and $1,440,000, respectively

9.  INCOME TAXES:

    The provision for income taxes for the years ended June 30, 1997, 1996 and 1995 are as follows:

                                       1997         1996          1995
                                     ---------    ---------     ---------
    Current:
     Federal                         $541,000    $1,337,000    $1,262,000
     State                            154,000       257,000       295,000
                                      -------     ---------     ---------
                                      695,000     1,594,000     1,557,000
    Deferred Federal and State         91,000        36,000       198,000
                                      -------     ---------     ---------
    Total                            $786,000    $1,630,000    $1,755,000
                                      =======     =========     =========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Components of the Company's deferred tax liability for the years ended June 30, 1997 and 1996 are as follows:

                                              1997         1996
                                            -------      --------
    Difference in carrying amount
     of receivables from sale
     of equipment                          $ (8,000)    $ (35,000)
    Difference in amortization period
     on Estee Goodwill                     (186,000)     (111,000)
    Basis difference on property
     and equipment                         (102,000)      (93,000)
    Basis difference on inventory           134,000        67,000
    Deferred charges                       (462,000)     (294,000)
    Allowance for doubtful accounts          72,000         5,000
                                            -------       -------
    Net deferred tax liability            $(552,000)    $(461,000)
                                            =======       =======

    Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company's provision for income taxes for the years ended June 30, 1997, 1996, and 1995 are as follows:

                             1997     %       1996       %        1995     %
                           -------  ----    ---------  ----    ---------  ----
    Expected U.S. federal
     income  tax at
     statutory rate       $630,000  34.0%  $1,280,000  34.0%  $1,401,000  34.0%
    State income taxes,
     net of federal
     benefit               102,000   5.5      172,000   4.6      195,000   4.8
    Non-deductible
     expenses              169,000   9.1      167,000   4.4      154,000   3.7
    Other                 (115,000) (6.2)      11,000    .3        5,000    .1
                           -------   ----   ---------  ----    ---------  ----
    Provision for
     income taxes         $786,000  42.4%  $1,630,000  43.3%  $1,755,000  42.6%
                           =======  ====    =========  ====    =========  ====

    Income taxes paid during the years ended June 30, 1997, 1996 and 1995 amounted to $669,000, $2,623,000 and $233,000, respectively.

10. STOCKHOLDERS' EQUITY:

    Common Stock:

    In June 1996, the Board of Directors of the Company adopted a Common Stock repurchase program authorizing the Company to repurchase up to $2 million of the Company's common stock. In a private transaction in November 1996, the Company acquired 300,000 shares of its common stock for treasury at $2.75 per share for an aggregate cost of $825,000.

    Preferred Stock:

    The Company is authorized to issue "blank check" preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company's common stock. As at June 30,1997 and 1996, no preferred stock was issued or outstanding.

    Warrants:

    In December 1994, the Company issued 125,000 shares of Common Stock as a result of the exercise of a warrant issued by the Company in connection with the Company's 12.5% Subordinated Debentures. The proceeds from such exercise were nominal.

    In connection with services provided by CIBC Wood Gundy Securities Corp. ("CIBC" - formerly Argosy Group, L.P.), the Company's investment banking firm, the Company issued in April 1994, to an affiliate of CIBC, warrants to acquire 550,000 shares of the Company's common stock at a price of $3.25 per share. The exercise price approximates the fair market value of the Company's common stock at the time the warrant was negotiated. None of these warrants have been exercised.

    In connection with the acquisition of Estee, the Company issued a warrant to the seller to purchase 200,000 shares of the Company's common stock at an exercise price of $6.50 per share. In August and September 1997, the seller exercised all of the warrants and the Company issued 200,000 shares of Common Stock out of treasury for aggregate proceeds of $1,300,000.

    In connection with the Weight Watchers agreement, the Company issued warrants on March 31, 1997, to acquire 250,000 shares of the Company's common stock at prices ranging from $7.00 to $9.00 per share. The value ascribed to these warrants of approximately $312,000 will be amortized over ten years.

    During the last three fiscal years, the Company issued a total of 200,000 warrants in connection with services rendered by third party consultants at prices ranging from $4.13 to $8.00 per share.

    As at June 30, 1997, there are 2,940,000 shares of common stock reserved for issuance of warrants (1,200,000) and Employee and Director Stock Options (1,740,000). See Note 12.


11. LEASES:

    The Company's corporate headquarters are located in leased office space in Uniondale, New York, under a lease which expires in March 2002. This lease provides for additional payments of real estate taxes and other operating expenses over a base period amount. In addition, the Company leases warehouse space for a subsidiary and a division under net leases which expire in August 1999 and May 2000.

    The aggregate minimum future lease payments for these operating leases are as follows:

        Year Ending
          June 30
        -----------
           1998                $  321,000
           1999                   325,000
           2000                   301,000
           2001                   274,000
           2002                   191,000
                                ---------
                               $1,412,000
                                =========

    Rent expense charged to operations for the years ended June 30, 1997, 1996 and 1995 was $224,000, $162,000 and $187,000, respectively.

12. STOCK OPTION PLANS:

    In December 1994, the Company adopted the 1994 Long-Term Incentive and Stock Award Plan ("Plan"), which amended and restated the Company's 1993 stock option plan. The Plan provides for the granting of incentive stock options to employees, directors and consultants to purchase up to an aggregate of 855,000 shares of the Company's common stock. All of the options granted to date under the Plan have been qualified stock options providing for exercise prices equivalent to the fair market price at date of grant, and expire 10 years after date of grant. Vesting terms are determined at the discretion of the Company. During 1995, options to purchase 111,500 shares were granted at prices from $3.50 to $5.00 per share. During 1996, options to purchase 103,500 shares were granted at prices from $2.94 to $3.25 per share. During 1997, options to purchase 475,000 shares were granted at prices from $3.00 to $4.81 per share. At June 30, 1997, no options were available for grant.

    In December 1995, the Company adopted a Directors Stock Option Plan. The Plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 300,000 shares of the Company's common stock. During 1996, options for an aggregate of 90,000 shares were granted at a price of $3.50 per share. During 1997, options for an aggregate of 67,500 shares were granted at a price of $3.38 per share. At June 30, 1997, 142,500 options are available for grant.

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

    The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized.

    Pro-forma information regarding net income and net income per share is required by FAS 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free interest rates, ranging from 5.26% to 6.77%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock at 40%; and a weighted-average expected life of the options of 5 years at June 30, 1997 and 1996.

    The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                            1997           1996
                                         ---------       ---------
    Pro forma net income                  $747,000      $1,997,000
    Pro forma net income per share           $ .08          $  .22

    The FAS 123 method of accounting has not been applied to options granted prior to July 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

    A summary of the transactions pursuant to the Company's stock options plans for the three years ended June 30, 1997 follows:

                           1997             1996                 1995
                    ----------------- ----------------- -------------------
                             Weighted          Weighted            Option
                             Exercise          Exercise           Exercise
                     Options   Price  Options   Price   Options     Price
                    ---------  -----  -------   ------  -------  ----------
    Outstanding at
     beginning of
     year           1,090,000  $3.52    911,500  $3.57   855,000   $3.25-$3.58
      Granted         542,000   3.82    193,500   3.25   111,500    3.50- 5.00
      Exercised       (15,000)  3.50
      Terminated      (20,000)  4.75    (15,000)  3.25   (55,000)   3.25
                    ---------         ---------          -------
    Outstanding at
      end of year   1,597,000  $3.61  1,090,000  $3.52   911,500   $3.52-$5.00
                    =========   ====  =========   ====   =======
    Exercisable at
     end of year    1,323,000         1,069,000          885,000
                    =========         =========          =======

    Weighted average
     fair value of
     options granted
     during year        $1.57             $1.33
                         ====              ====

    The following table summarizes information for stock options outstanding at June 30, 1997:

                                                       Weighted Average
          Exercise          Options       Options    Remaining Contractual
           Price          Outstanding   Exercisable      Life in Years
        -------------     -----------   -----------   --------------------
       $2.94 - $3.125         92,000        92,000             8.5
        3.25 -  3.58       1,255,000     1,055,000             7.3
        4.50 -  4.813        250,000       176,000             9.5
                           ---------     ---------             ---
                           1,597,000     1,323,000             7.7
                           =========     =========             ===

13. 401(k) SAVINGS PLAN:

    On July 1, 1994, the Company adopted a 401(k) Employee Retirement Plan ("Plan") to provide retirement benefits for eligible employees. All full-time employees of the Company and its subsidiaries who have attained the age of 21 are eligible to participate upon the completion of 30 days of service. Participants may elect to make voluntary contributions to the Plan in amounts not exceeding federal guidelines. On an annual basis, commencing in January 1995, the Company may, in its sole discretion, make certain matching contributions. For the years ended June 30, 1997, 1996 and 1995, the Company made contributions of $21,000, $15,000 and $9,000, respectively.


14. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 1997 and 1996 is summarized as follows:

                                     Three Months Ended
                          -----------------------------------------
                          September  December    March       June
                          30, 1996   31, 1996   31, 1997   30, 1997
                          --------   --------   --------   ---------
    Net sales             $15,437    $17,117    $13,623    $19,176
    Gross profit            5,729      6,578      5,030      7,235
    Operating income        1,170      1,246        600        987
    Income before
     income taxes             589        752         57        457
    Net income                336        428         33        272
    Net income per
     common share          $  .04     $  .05     $  .00     $  .03

                                     Three Months Ended
                          -----------------------------------------
                          September  December    March       June
                          30, 1995   31, 1995   31, 1996   30, 1996
                          --------   --------   --------   --------
    Net sales             $13,527    $18,122    $17,218    $19,739
    Gross profit            5,364      7,355      6,812      8,191
    Operating income        1,094      1,796      1,489      1,603
    Income before
     income taxes             736      1,210        855        963
    Net income                426        701        504        503
    Net income per
     common share          $  .05     $  .08     $  .06     $  .06


15. SUBSEQUENT EVENT:

    On September 11, 1997, the Company executed a definitive merger agreement with Westbrae Natural, Inc. ("Westbrae), a publicly-owned company, pursuant to which the Company commenced a tender offer on September 12, 1997 for all of the outstanding shares of Westbrae for $3.625 per share of common stock in cash. Pursuant to the definitive merger agreement, certain shareholders of Westbrae who own an aggregate of approximately 69% of the outstanding shares of Westbrae have agreed to tender their shares at the offer price. The aggregate purchase price for all of the outstanding shares of Westbrae and shares under option (assuming all of Westbrae's shares are tendered) is approximately $23.5 million. In connection therewith, the Company has obtained a financing commitment from its lender for a Credit Facility of $40 million, consisting of a $30 million term loan and a $10 million line of revolving credit. The proceeds of the term loan will be used to fund the total cost of the acquisition and to repay certain existing debt of the Company and Westbrae.

    The tender offer expires on October 9, 1997 (unless extended), and this transaction, which is subject to the completion of final diligence procedures, is expected to close by late October 1997.

    Westbrae (formerly known as Vestro Natural Foods, Inc.), headquartered in Carson, California, is a leading formulator and marketer of high quality natural and organic foods sold under the brand names Westbrae Natural, Westsoy, Little Bear and Bearitos, encompassing 300 food items such as non-dairy beverages, chips, snacks, beans and soups. For its fiscal year ended December 31, 1996, Westbrae reported net sales of $32,583,000 and net income of $1,203,000. For the six months ended June 30, 1997, Westbrae reported net sales of $15,502,000 (unaudited) and net income of $708,000 (unaudited).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with Accountants on Accounting and Financial Disclosure.


                                PART III

Item 10, "Directors and Executive Officers of the Registrant, Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 9, 1997, at which meeting the stockholders will vote upon election of the directors. This information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.


                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


 (a)(1)  List of Financial statements

         Consolidated Balance Sheets - June 30, 1997 and 1996

         Consolidated Statements of Income - Years ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows - Years ended June 30, 1997, 1996 and 1995

         Consolidated Statement of Stockholders' Equity - Years ended June 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

    (2)  List of Financial Statement Schedules

         Valuation and Qualifying Accounts (Schedule II)

    (3)  List of Exhibits

         Exhibit 27 - Financial Data Schedule

 (b)     Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of Fiscal 1997.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




-----------------------------------------------------------------------------
        Column A        Column B      Column C           Column D    Column E
-----------------------------------------------------------------------------
                                      Additions
                                   ----------------
                        Balance    Charged  Charged
                           at      to cost  to other                 Balance
                       beginning     and    accounts-   Deductions    end of
                       of period  expenses  describe     describe     period
-----------------------------------------------------------------------------

Year ended
 June 30, 1997
 Deducted from asset
  accounts:
   Allowance for
    doubtful accounts    58,000    290,000   66,000 (1)   149,000 (2)  265,000

Year ended
 June 30, 1996
 Deducted from asset
  accounts:
   Allowance for
    doubtful accounts   120,000    123,000   41,000 (1)   226,000 (2)   58,000


Year ended
 June 30, 1995
 Deducted form asset
  accounts:
   Allowance for
    doubtful accounts    95,000     44,000                 19,000 (2)  120,000








(1) Allowance for doubtful accounts at date of acquisition of acquired businesses.
(2) Uncollectible accounts written off, net of recoveries.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September 1997.


THE HAIN FOOD GROUP, INC.


By: /s/ Irwin D. Simon
Irwin D. Simon
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                    Date



/s/ Andrew R. Heyer           Chairman of the Board    September 25, 1997
Andrew R. Heyer               of Directors


/s/ Irwin D. Simon            President, Chief         September 25, 1997
Irwin D. Simon                Executive Officer
and Director


/s/ Jack Kaufman              Vice President-Chief     September 25, 1997
Jack Kaufman                  Financial Officer


/s/ Beth L. Bronner           Director                 September 25, 1997
Beth L. Bronner


William P. Carmichael         Director                 September 25, 1997


/s/ William Fox               Director                 September 25, 1997
William Fox


/s/ Jack Futterman            Director                 September 25, 1997
Jack Futterman


Barry Gordon                  Director                 September 25, 1997


/s/ Steven S. Schwartzreich   Director                 September 25, 1997
Steven S. Schwartzreich