Form 10-Q
period 1997-09-30
HAIN FOOD GROUP INC
filed 1997-10-28
CIK 910406

FORM-10-Q


                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities and Exchange Act of 1934


For the quarter ended: 09/30/97             Commission File No.: 0-22818


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

8,781,899 shares of Common Stock $.01 par value, as of October 24, 1997.

THE HAIN FOOD GROUP, INC.
INDEX


Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1997
         (unaudited) and June 30, 1997

         Consolidated Statements of Income - Three months ended
         September 30, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows - Three months ended September 30, 1997 and 1996 (unaudited)

         Consolidated Statement of Stockholders' Equity - Three months ended September 30, 1997 (unaudited)

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II  Other Information

         Items 1 to 5 are not applicable

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures


PART I - ITEM 1. - FINANCIAL INFORMATION

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                 Sept. 30       June 30
                                                   1997          1997
                                                (Unaudited)     (Note)
                                                -----------   -----------
              ASSETS
Current assets:
  Cash                                          $   184,000   $   219,000
  Trade accounts receivable - net                 8,151,000     8,447,000
  Inventories                                     7,425,000     6,635,000
  Receivables from sale of
   equipment - current portion                      379,000       408,000
  Other current assets                              990,000       818,000
                                                 ----------    ----------
       Total current assets                      17,129,000    16,527,000

Property and equipment, net
  of accumulated depreciation
  of $625,000 and $577,000                          732,000       743,000
Receivables from sale of
  equipment - non-current portion                   150,000       150,000
Goodwill and other intangible assets,
 net of accumulated amortization
 of $2,284,000 and $2,074,000                    28,998,000    29,188,000
Deferred financing costs, net of
 accumulated amortization
 of $1,135,000 and $1,049,000                     1,140,000       975,000
Other assets                                      1,282,000     1,312,000
                                                 ----------    ----------
       Total assets                             $49,431,000   $48,895,000
                                                 ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued expenses                            $  6,097,000   $ 7,568,000
  Current portion of long-term debt               5,354,000     4,178,000
  Income taxes payable                              592,000       299,000
                                                 ----------    ----------
       Total current liabilities                 12,043,000    12,045,000

Long-term debt, less current portion              9,605,000    10,756,000
Other liabilities                                   403,000       483,000
Deferred income taxes                               552,000       552,000
                                                 ----------    ----------
        Total liabilities                        22,603,000    23,836,000
                                                 ----------    ----------
Stockholders' equity:
  Preferred stock - $.01 par value;
  authorized 5,000,000 shares,
  no shares issued
  Common stock - $.01 par value,
   authorized 40,000,000 shares,
   issued 8,881,899 shares                           89,000        89,000
  Additional paid-in capital                     21,547,000    20,804,000
  Retained earnings                               5,467,000     4,991,000
                                                 ----------    ----------
    Total stockholders' equity                   27,103,000    25,884,000
  Less: 100,000 and 300,000 shares
   of treasury stock, at cost                       275,000       825,000
                                                 ----------    ----------
                                                 26,828,000    25,059,000
                                                 ----------    ----------
   Total liabilities and
    stockholders' equity                        $49,431,000   $48,895,000
                                                 ==========    ==========

Note - The Balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended
                                                      September 30,
                                                   1997          1996
                                                 ----------    ----------
Net sales                                       $16,336,000   $15,437,000

Cost of sales                                     9,862,000     9,708,000
                                                  ---------     ---------
Gross profit                                      6,474,000     5,729,000
                                                  ---------     ---------
Selling, general and
 administrative expenses                          4,837,000     4,333,000
Depreciation of property and equipment               48,000        41,000
Amortization of goodwill and other
 intangible assets                                  210,000       185,000
                                                  ---------     ---------
                                                  5,095,000     4,559,000
                                                  ---------     ---------

Operating income                                  1,379,000     1,170,000
                                                  ---------     ---------

Interest expense, net                               420,000       458,000
Amortization of deferred financing costs            131,000       123,000
                                                    -------       -------
                                                    551,000       581,000
                                                    -------       -------

Income before income taxes                          828,000       589,000

Provision for income taxes                          352,000       253,000
                                                    -------       -------

Net income                                         $476,000      $336,000
                                                    =======       =======

Net income per common share and
  common share equivalents                            $0.05         $0.04
                                                       ====          ====

Weighted average number of common shares
  and common share equivalents                    9,965,000     8,939,000
                                                  =========     =========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Three Months Ended
                                                        September 30
                                                    1997           1996
                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 476,000     $ 336,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation of property and equipment             48,000        41,000
  Amortization of goodwill and
   other intangible assets                          210,000       185,000
  Amortization of deferred financing costs          131,000       123,000
  Provision for doubtful accounts                                  30,000
  Increase (decrease) in cash attributable
   to changes in assets and liabilities,
     Accounts receivable                            296,000       988,000
     Inventories                                   (790,000)   (1,548,000)
     Other current assets                          (172,000)     (368,000)
     Other assets                                    30,000       (41,000)
     Accounts payable and accrued expenses       (1,471,000)      173,000
     Income taxes payable                           293,000       (47,000)
                                                    -------       -------
  Net cash provided by (used in)
    operating activities                           (949,000)     (128,000)
                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment              (37,000)      (65,000)
 Other                                              (20,000)
                                                     ------        ------
 Net cash used in investing activities              (57,000)      (65,000)
                                                     ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility      1,550,000       250,000
Payment of senior term loan                      (1,509,000      (218,000)
Costs in connection with bank financing            (251,000)
Proceeds from exercise of warrant, net
 of related expenses                              1,293,000
Collections of receivables from equipment sales      29,000       204,000
Payment of other long-term debt                     (61,000)      (29,000)
Other - net                                         (80,000)
                                                  ---------       -------
  Net cash provided by financing activities         971,000       207,000
                                                  ---------       -------
Net increase (decrease) in cash                     (35,000)       14,000

Cash at beginning of year                           219,000       306,000
                                                    -------       -------
Cash at end of year                                $184,000      $320,000
                                                    =======       =======


THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997


                                 Common Stock       Additional     Retained
                                           Amount    Paid-in       Earnings       Treasury Stock
                               Shares     at $.01     Capital      (Deficit)    Shares     Amount        Total
                              ---------    ------    ----------    --------    -------    --------     ----------
Balance at June 30, 1997      8,881,899   $89,000   $20,804,000    $4,991,000   300,000   $(825,000)  $25,059,000
Proceeds from exercise of
  Common Stock warrants
   net  of related expenses                             743,000                (200,000)    550,000     1,293,000

Net income for the period                                            476,000                            2,365,000
                              ---------    ------    ----------    ---------     -------    --------   ----------
Balance at
 September 30, 1997           8,881,899   $89,000   $21,547,000   $5,467,000   $100,000   $(275,000)  $26,828,000
                              =========    ======    ==========    =========    =======     =======    ==========

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

   The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 1997 and for the year then ended included in the Company's Annual Report on Form 10-K for information not included in these condensed footnotes.


3. ACQUISITION:

   On October 14, 1997, the Company completed a tender offer for all of the shares of Westbrae Natural, Inc. ("Westbrae), a publicly-owned company, for $3.625 per share of common stock in cash. The aggregate purchase price for all of the outstanding shares of Westbrae and shares under option was approximately $23.5 million. In connection therewith, the Company and a bank entered into a $40 million Amended and Restated Credit Facility ("Facility") providing for a $30 million senior term loan and a $10 million revolving credit line. See Note 5 below.

   Westbrae (formerly known as Vestro Natural Foods, Inc.), headquartered in Carson, California, is a leading formulator and marketer of high quality natural and organic foods sold under the brand names Westbrae Natural, Westsoy, Little Bear and Bearitos, encompassing 300 food items such as non-dairy beverages, chips, snacks, beans and soups. For its fiscal year ended December 31, 1996, Westbrae reported net sales of $32,583,000 and net income of $1,203,000. For the three months ended September 30, 1997, Westbrae reported net sales of $9,728,000 (unaudited) and net income of $519,000 (unaudited).

   Unaudited pro forma results of operations for the three months ended September 30, 1997, assuming that the acquisition had occurred as of July 1, 1997 are as follows:

               Net sales                 $26,064,000
               Net income                    696,000
               Net income per share            $ .07

   The pro forma operating results shown above are not necessarily indicative of operations in the period following acquisition.

4. INVENTORIES:
                                             Sept. 30       June 30
                                               1997           1997
                                            ---------       ---------
   Finished goods                           $5,713,000     $5,418,000
   Raw materials and packaging               1,712,000      1,217,000
                                             ---------      ---------
                                            $7,425,000     $6,635,000
                                             =========      =========

5. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                             Sept. 30        June 30
                                                1997          1997
                                             --------       ---------
   Senior Term Loan                        $ 3,338,000    $ 4,847,000
   Revolving Credit                          3,800,000      2,250,000
   12.5% Subordinated Debentures,
    net of unamortized original
    issue discount of $1,240,000
    and $1,361,000                           7,350,000      7,305,000
   Notes payable to sellers in
    connection with acquisition
    of companies and other
    long-term debt                             471,000        532,000
                                            ----------     ----------
                                            14,959,000     14,934,000

   Current portion                           5,354,000      4,178,000
                                             ---------     ----------
                                           $ 9,605,000    $10,756,000
                                             =========     ==========

   In October 1997, in connection with the acquisition of Westbrae, the Company and its bank entered into a $40 million Amended and Restated Credit Facility ("Facility") providing for a $30 million senior term loan and a $10 million revolving credit line.

   The Facility replaced the Company's existing $18 million facility with the same bank which provided for a $9 million senior term loan and a $9 million revolving credit line. Borrowings under the facility bear interest at rates equal to, at the Company's option, either (i) 0.75% over the bank's base rate or (ii) 2.75% over the Eurodollar Rate. The senior term loan is repayable in quarterly principal installments, commencing December 31, 1997 through maturity of the Facility on September 30, 2003. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Company borrowed the full $30 million senior term loan to fund the cash purchase price and related closing costs of the acquisition and to repay certain existing debt of the Company and Westbrae.

   The Facility contains certain financial and other restrictive covenants which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital ratios, the achievement of certain earnings levels, and interest and fixed charge coverage ratios.

   Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 1997 and for the year then ended included in the Company's Annual Report on Form 10-K for additional information on the aforementioned long-term debt, including interest rates, eligible borrowings under the revolving credit facility, required payments of principal, maturities, and restrictive covenants contained therein.

6. EARNINGS PER COMMON SHARE:

   Net income per share is based on the weighted average number of common shares and dilutive common equivalent shares.

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

7. STOCKHOLDERS' EQUITY:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the current quarter increased by $.9 million as compared to the prior year quarter. The sales increase was largely attributable to sales of the Company's Weight Watchers and Boston Popcorn product lines, offset by a decrease in rice cakes sales, as discussed below. The Weight Watchers line of dry and refrigerated products is operated pursuant to a license obtained from HJ Heinz Company in March 1997. The Boston Popcorn Company was acquired in May 1997. During the current quarter, the Company continued to experience softness in its rice cake product line. Sales of rice cake products amounted to $2.4 million (14.6% of total sales) in the current quarter compared with $3.8 million (24.6% of total sales) in the comparable quarter of the prior year. The Company believes that the acquisition of such product lines as Weight Watchers and Boston Popcorn, and the acquisition of Westbrae in October 1997, reduces its reliance on rice cakes, and provides for a more stable and diversified sales mix.

Gross margin percentage increased by 2.5% compared to the prior year. The increase was attributable to a change in product mix and a reduction in warehousing and delivery expenses as a percentage of sales. The Company has recently adopted F.O.B. pricing for substantially all sales, thereby reducing delivery expenses. This pricing policy also reduced net sales to a minor degree because F.O.B. sales prices are lower than those for delivered items.

Selling, general and administrative expenses, as a percentage of sales, increased by 1.5% compared to the prior year. A portion of the increase was attributable to license fees associated with the Weight Watchers license referred to above, which are included in selling expenses. The balance was attributable to other increased selling expenses and a relatively minor increase in general and administrative expenses.

Depreciation expense and amortization of intangible as a percentage of sales increased to 1.6% from 1.5% as a result of amortization of goodwill associated with the acquisition of Boston Popcorn in May 1997.

Interest costs were approximately the same in both periods. The modest decrease in interest costs, as a percentage of sales was attributable to the higher sales volume in the current quarter.

Income tax expense as a percentage of pretax income was 42.5%, compared with 43.0% in the prior year. A large portion of the Company's goodwill amortization is not deductible for financial and tax reporting book purposes. Consequently, as pretax income increases, the effective income tax rate declines because goodwill amortization becomes a proportionately less significant element of expense.

Net income for the quarter increased by $140,000 as compared to the prior year quarter, principally as a result of the aforementioned increase in sales and gross margin, offset by the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

In October 1997, in connection with the acquisition of Westbrae, the Company and its bank entered into the New Credit Facility ("New Facility") providing for a $30 million senior term loan and a $10 million revolving credit line.
The New Facility replaced the Company's existing $18 million facility with the same bank which provided for a $9 million senior term loan and a $9 million revolving credit line. Borrowings under the New Facility bear interest at rates equal to, at the Company's option, either (I) 0.75% over the bank's base rate or (ii) 2.75% over the Eurodollar Rate. The senior term loan is repayable in quarterly principal installments, commencing December 31, 1997 through maturity of the New Credit Facility on September 30, 2003. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the New Facility are collateralized by principally all of the Company's assets.
The Facility also contains certain financial and other restrictive covenants. Of the $10 million available under the Companies revolving credit line, $2 million was outstanding as of October 24, 1997. From time to time, principally because of inventory requirements, the Company may utilize a portion of the revolving credit line. The proceeds of the $30 million term loan were used to fund the cash purchase price and related closing costs of the acquisition and to repay certain existing debt of the Company and Westbrae.

The Company's 12.5% Subordinated Debentures mature on April 14, 2004 and require principal payments of $1,943,000 on October 14, 2000, and of $2,307,000, $2,125,000, and $2,125,000, respectively on April 14 of 2002,
2003 and 2004.

The aggregate long-term debt service requirements for the 12 month period September 30, 1998 (restated for the New Credit Facility) are approximately $7.2 million, which includes the proceeds from collections of certain receivables from the sale of equipment, which are required to be utilized for pre-payments of the senior term loan.

Working capital at September 30, 1997 amounted to approximately $5.1 million, which is adequate to meet the Company's operational needs. The Company purchases its products from independent co-packers and does not intend to invest in plant or equipment relating to the manufacture of products for sale. Consequently, additions to property and equipment are not expected to be material in future periods. The Company's New Credit Facility and Debentures impose limitations on the incurrance of additional indebtedness and require that the Company comply with certain financial tests and restrictive covenants. The financial covenants were restructured in October 1997 upon closing of the New Credit Facility in connection with the acquisition of Westbrae.

Notwithstanding the significant cash demands created by the acquisition of Westbrae, the Company believes that cash provided by operations and amounts available under the New Credit Facility will be sufficient for the foreseeable future to finance its operations, service interest payments on its debt and fund capital expenditures.


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

                        PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Financial Data Schedule (Exhibit 27)

    (b)   Reports on Form 8-K

          In its Report on 8-K dated September 8, 1997 (earliest event reported) the Company reported that it had executed a non-binding letter of intent to acquire Westbrae Natural, Inc. for cash in a tender offer and merger transaction.

          In its Report on 8-K dated September 12, 1997 (earliest event reported) the Company reported on the following matters.

          (a) Executing a definitive merger agreement with Westbrae on September 12, 1997.

          (b) Receiving a formal financing commitment for the acquisition from its lender.

          (c) Commencing a tender offer for all of Westbrae's shares.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE HAIN FOOD GROUP, INC.



Date: October 28, 1997                      /s/ Irwin D. Simon
                                                Irwin D. Simon,
                                                President and Chief
                                                Executive Officer



Date: October 28, 1997                      /s/ Jack Kaufman
                                                Jack Kaufman,
                                                Vice President-Finance and
                                                Chief Financial Officer