Form 10-Q
period 1997-12-31
HAIN FOOD GROUP INC
filed 1998-02-13
CIK 910406

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


              Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities and Exchange Act of 1934


For the quarterly period ended: 12/31/97      Commission file number: 0-22818


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing Requirement for the past 90 days.


                               Yes   X      No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

11,469,899 shares of Common Stock $.01 par value, as of February 12, 1998.

THE HAIN FOOD GROUP, INC.
INDEX

Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1997
         (unaudited) and June 30, 1997

         Consolidated Statements of Income - Three months and six months ended December 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows - Six months ended December 31, 1997 and 1996 (unaudited)

         Consolidated Statement of Stockholders' Equity - Six months ended December 31, 1997 (unaudited)

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II  Other Information

         Items 1 - 3 are not applicable

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 5 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures

PART I - ITEM 1. - FINANCIAL INFORMATION

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                               December 31    June 30
                                                   1997         1997
                                                (Unaudited)    (Note)
                                                 ---------    --------
                          ASSETS
Current assets:
  Cash                                           $426,000      $219,000
  Trade accounts receivable - net              11,475,000     8,447,000
  Inventories                                  14,678,000     6,635,000
  Receivables from sale of
   equipment - current portion                    249,000       408,000
  Other current assets                          1,569,000       818,000
                                               ----------    ----------
       Total current assets                    28,397,000    16,527,000

Property and equipment,  net
 of accumulated depreciation                      828,000       743,000
Receivables from sale of
 equipment - non-current portion                  100,000       150,000
Goodwill and other intangible assets,
 net of accumulated amortization of
 $2,609,000 and $2,074,000                     52,207,000    29,188,000
Deferred financing costs, net of
 accumulated amortization
 of $1,230,000 and $1,049,000                   2,262,000       975,000
Other assets                                    1,494,000     1,312,000
                                               ----------    ----------
       Total assets                           $85,288,000   $48,895,000
                                               ==========    ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses       $12,663,000    $7,568,000
  Current portion of long-term debt             3,147,000     4,178,000
  Income taxes payable                            783,000       299,000
                                               ----------    ----------
        Total current liabilities              16,593,000    12,045,000

Long-term debt, less current portion           16,772,000    10,756,000
Other liabilities                               1,510,000       483,000
Deferred income taxes                             552,000       552,000
                                               ----------    ----------
        Total liabilities                      35,427,000    23,836,000
                                               ----------    ----------

Stockholders' equity:
  Preferred stock - $.01 par value;
   authorized 5,000,000 shares,
   no shares issued
  Common stock - $.01 par value,
   authorized 40,000,000 shares,
   issued 11,486,899 and 8,881,899 shares         115,000        89,000
  Additional paid-in capital                   43,493,000    20,804,000
  Retained earnings                             6,528,000     4,991,000
                                               ----------    ----------
       Total stockholders' equity              50,136,000    25,884,000
  Less: 100,000 and 300,000 shares
   of treasury stock, at                          275,000       825,000
                                               ----------    ----------
                                               49,861,000    25,059,000
                                               ----------    ----------
    Total liabilities and
     stockholders' equity                     $85,288,000   $48,895,000
                                               ==========    ==========


Note - The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                           Three Months Ended           Six Months Ended
                              December 31                  December 31
                          1997           1996          1997           1996
                       ----------    ----------     ----------     ----------
Net sales             $28,676,000   $17,117,000    $45,012,000    $32,554,000

Cost of sales          17,050,000    10,539,000     26,912,000     20,247,000
                       ----------    ----------     ----------     ----------
Gross profit           11,626,000     6,578,000     18,100,000     12,307,000
                       ----------     ---------     ----------     ----------
Selling, general
 and administrative
  expenses              8,488,000     5,103,000     13,325,000      9,436,000
Depreciation of
 property and
 equipment                 66,000        42,000        114,000         83,000
Amortization of
 goodwill and other
 intangible assets        325,000       187,000        535,000        372,000
                        ---------     ---------     ----------      ---------
                        8,879,000     5,332,000     13,974,000      9,891,000
                        ---------     ---------     ----------      ---------

Operating income        2,747,000     1,246,000      4,126,000      2,416,000
                        ---------     ---------      ---------      ---------

Interest expense-net      759,000       367,000      1,179,000        825,000
Amortization of
 deferred financing
 costs                    143,000       127,000        274,000        250,000
                          -------       -------      ---------      ---------
                          902,000       494,000      1,453,000      1,075,000
                        ---------       -------      ---------      ---------
Income before income
 taxes                  1,845,000       752,000      2,673,000      1,341,000

Provision for income
 taxes                    784,000       324,000      1,136,000        577,000
                        ---------       -------      ---------       --------
Net income             $1,061,000      $428,000     $1,537,000       $764,000
                        =========       =======      =========        =======

Net income per
 common share:
 Diluted                    $0.10         $0.05          $0.15          $0.09
                             ====          ====           ====           ====

 Basic                      $0.11         $0.05          $0.17          $0.09
                             ====          ====           ====           ====
Common equivalent
 shares:
 Diluted               10,925,000     8,831,000     10,445,000      8,885,000
                       ==========     =========     ==========      =========

 Basic                  9,454,000     8,760,000      9,051,000      8,814,000
                        =========     =========      =========      =========

See notes to condensed consolidated financial statements.



THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Six Months Ended
                                                        December 31
                                                   1997             1996
                                                 --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $1,537,000        $764,000
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
   Depreciation of property and equipment          114,000          83,000
   Amortization of goodwill
    and other intangible assets                    535,000         372,000
   Amortization of deferred financing costs        274,000         250,000
   Provision for doubtful accounts                  44,000          78,000
   Increase (decrease) in cash attributable
    to changes in assets and liabilities,
    net of amounts applicable to acquired
    businesses:
     Accounts receivable                          (373,000)       (247,000)
     Inventories                                (3,654,000)        576,000
     Other current assets                         (269,000)       (438,000)
     Other assets                                 (182,000)        (54,000)
     Accounts payable and accrued expenses         577,000      (1,121,000)
     Income taxes payable                          484,000         (45,000)
                                                   -------       ---------
      Net cash (used in) provided by
       operating activities                       (913,000)        218,000
                                                   -------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                      (23,381,000)
Acquisition of property and equipment              (91,000)        (80,000)
                                                ----------          ------
   Net cash used in investing activities       (23,472,000)        (80,000)
                                                ----------          ------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit                350,000         950,000
Proceeds from senior bank term loan             30,000,000
Payment of senior bank term loan               (25,342,000)       (577,000)
Payment of debt of acquired company             (2,103,000)
Costs in connection with bank financing           (785,000)
Proceeds from public stock offering,
 net of related expenses                        20,865,000
Proceeds from exercise of warrants and
 options, net of related expenses                1,637,000
Purchase of treasury stock                                        (825,000)
Collections of receivables from
 equipment sales                                   209,000         409,000
Payment of other long-term debt                   (116,000)        (67,000)
Other - net                                       (123,000)
                                                ----------         -------
   Net cash provided by (used in)
    financing activities                        24,592,000        (110,000)
                                                ----------         -------

Net increase in cash                               207,000          28,000

Cash at beginning of period                        219,000         306,000
                                                   -------         -------
Cash at end of period                             $426,000        $334,000
                                                   =======         =======

See notes to condensed consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997


                                Common Stock                 Additional
                                          Amount       Paid-in       Retained        Treasury Stock
                             Shares       at $.01      Capital       Earnings      Shares      Amount        Total
                             ---------    --------    ----------     ---------    -------      -------    ----------
Balance at June 30, 1997      8,881,899   $89,000    $20,804,000    $4,991,000    300,000    ($825,000)   $25,059,000
Issuance of 2,500,000 shares
 in public stock offering     2,500,000    25,000     20,840,000                                           20,865,000

Proceeds from exercise of
 Common Stock warrants,
 net of related expenses                                 743,000                 (200,000)     550,000      1,293,000

Exercise of stock options      105,000      1,000        339,000                                              340,000

Value ascribed to warrants                               763,000                                              763,000

Other                                                      4,000                                                4,000

Net income for the period                                            1,537,000                              1,537,000
                            ----------    -------     ----------     ---------    -------     --------     ----------
Balance at
 December 31, 1997          11,486,899   $115,000    $43,493,000    $6,528,000    100,000    $(275,000)   $49,861,000
                            ==========    =======     ==========     =========    =======     ========     ==========

See notes to condensed consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL:

   The Company and its subsidiaries operate as one business segment: the sale of specialty food products which are manufactured by various co-packers.

   The Company's principal product lines consist of Hain Pure Foods and Westbrae Natural (natural foods), Hollywood Foods (principally healthy cooking oils), Estee (sugar-free, medically directed snacks), Featherweight
  (low sodium food products), Kineret Foods (frozen kosher foods), Weight
   Watchers (dry and refrigerated products), and Boston Popcorn (snacks).


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


3. ACQUISITION:

   On October 14, 1997, the Company completed a tender offer for all of the shares of Westbrae Natural, Inc. ("Westbrae), a publicly-owned company, for $3.625 per share of common stock in cash. The aggregate cash purchase price, including acquisition costs, amounted to $23.8 million.
   In addition, the Company repaid approximately $2.1 million of outstanding Westbrae debt. To finance the acquisition, the Company entered into a $40 million credit facility with its bank providing for a $30 million
   Senior Term Loan and a $10 million revolving credit line.  See Note 5 below.

   Westbrae (formerly known as Vestro Natural Foods, Inc.), headquartered in Carson, California, is a leading formulator and marketer of high quality natural and organic foods sold under the brand names Westbrae Natural, Westsoy, Little Bear and Bearitos, encompassing 300 food items such as non-dairy beverages, chips, snacks, beans and soups.

   The above acquisition has been accounted for as a purchase and, therefore, operating results of Westbrae have been included in the accompanying financial statements from the date of acquisition.

   Unaudited pro forma results of operations for the six months ended December 31, 1997 and 1996, assuming that the acquisition had occurred as of July 1, 1996 are as follows:

                                           1997               1996
                                        ----------         ---------
       Net sales                       $55,741,000        $47,947,000
       Net income                        1,177,000            920,000
       Net income per share (diluted)      $   .17            $   .10

   The pro forma operating results shown above are not necessarily indicative of operations in the period following acquisition.


4. INVENTORIES:

                                         Dec. 31           June 30
                                           1997              1997
                                        ----------        ---------
   Finished goods                      $11,445,000       $5,418,000
   Raw materials and packaging           3,233,000        1,217,000
                                        ----------        ---------
                                       $14,678,000       $6,635,000
                                        ==========        =========


5. LONG-TERM DEBT:

   Long-term debt consists of the following:


                                             Dec. 31      June 30
                                               1997         1997
                                             --------     ---------
   Senior Term Loan                       $ 9,505,000   $ 4,847,000
   Revolving Credit                         2,600,000     2,250,000
   12.5% Subordinated Debentures,
    net of unamortized original
    issue discount of $1,102,000
    and $1,195,000                          7,398,000     7,305,000
   Notes payable to sellers in
    connection with acquisition
    of companies and other
    long-term debt                            416,000       532,000
                                           ----------     ---------
                                           19,919,000    14,934,000

   Current portion                          3,147,000     4,178,000
                                           ----------    ----------
                                          $16,772,000   $10,756,000
                                           ==========    ==========

   On October 14, 1997, in connection with the acquisition of Westbrae, the Company and its bank entered into a $40 million Amended and Restated
   Credit Facility ("New Facility") providing for a $30 million senior term loan and a $10 million revolving credit line. The New Facility replaced the Company's existing $18 million facility with the same bank. Presently, borrowings under the facility bear interest at rates equal to, at the Company's option, either (i) 0.25% under the bank's base rate or (ii) 2.00% over the Eurodollar rate. The senior term loan is repayable in quarterly principal installments, commencing December 31, 1998 through maturity of the New Facility on December 31, 2003. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the New Facility are collateralized by principally all of the Company's assets. The Company borrowed the full $30 million senior term loan to fund the cash purchase price and related closing costs of the acquisition and to repay certain existing debt of the Company and Westbrae. On December 8, 1997, the Company repaid approximately $21 million of such debt from the proceeds of a public offering of its common stock

   The New Facility contains certain financial and other restrictive covenants which, among other matters, restrict the payment of dividends and the incurrence of significant additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital ratios, the achievement of certain earnings levels, and interest and fixed charge coverage ratios.

   See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on the aforementioned long-term debt, including interest rates, eligible borrowings under the revolving credit facility, required payments of principal, maturities, and restrictive covenants contained therein.

6. EARNINGS PER COMMON SHARE:

   In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is effective for both interim and annual financial statements for periods ending after December 15, 1997. The Company is required to change the method currently used to compute earnings per share and restate all periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded. The following table sets forth the computation of basic and diluted earnings per share pursuant to FAS 128.

                                  Three Months Ended      Six Months Ended
                                      December 31            December 31
                                   1997        1996       1997        1996
                                  --------   --------   ---------   ---------
   Numerator:
    Net income for numerator
    for basic and diluted
    earnings per share -
    income available to
    common stockholders          $1,061,000   $428,000  $1,537,000   $764,000
                                  =========    =======   =========    =======
   Denominator:
    Denominator for basic
    earnings per - weighted
    average shares outstanding
    during the period (a)         9,454,000   8,760,000  9,051,000  8,814,000
                                  ---------   ---------  ---------  ---------
   Effect of dilutive securities:
    Employee and director stock
     options                        539,000     41,000     503,000     41,000
    Warrants                        932,000     30,000     891,000     30,000
                                  ---------     ------   ---------     ------
   Dilutive potential common
    Shares (b)                    1,471,000     71,000   1,394,000     71,000
                                  ---------     ------   ---------     ------
   Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares and assumed
   conversions                   10,925,000  8,831,000  10,445,000  8,885,000
                                 ==========  =========  ==========  =========

   Basic earnings per share           $ .11      $ .05       $ .17      $ .09
                                        ===        ===         ===        ===
   Diluted earnings per share         $ .10      $ .05       $ .15      $ .09
                                        ===        ===         ===        ===

  (a) On December 8, 1997, the Company issued 2,500,000 shares of common stock in connection with a public offering.

  (b) The increase in the amount of dilutive potential shares in the 1997 periods was attributable in part to an increase in the market price of the Company's common stock over the year earlier periods.

7. STOCKHOLDERS' EQUITY:

   In connection with the acquisition of Estee, the Company issued a warrant to the seller to purchase 200,000 shares of the Company's common stock at an exercise price of $6.50 per share. In August and September 1997, the seller exercised all of the warrants and the Company issued 200,000 shares of Common Stock out of treasury for aggregate proceeds of $1,300,000. The proceeds were used to pay down bank debt.

   In connection with the New Facility with the bank discussed above, the Company issued a warrant to the bank to purchase 114,294 shares of the Company's common stock at an exercise price of $12.294. The warrant expires on December 31, 2003. The value ascribed to this warrant of approximately $683,000 will be amortized over 6 years.

   On December 8, 1997, the Company completed a secondary public offering of 2,500,000 shares of its common stock at $9 per share. Proceeds to the Company, net of expenses of the offering, amounted to approximately
   $20.9 million, which was utilized to pay down the New Facility with the bank discussed above. In connection therewith, certain officers of the Company exercised options for an aggregate of 105,000 shares of common stock which were issued by the Company on December 7, 1997 and subsequently sold on December 8, 1997. The Company received aggregate net proceeds of approximately $340,000.

   On December 9, 1997, the stockholders of the Company approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 354,000 to 1,200,000 shares. As a result, the Company's chief executive officer received 125,000 stock options that had been conditionally granted to him at $4.8125 per share on the date of grant (June 30, 1997). The Company will incur a straight line non-cash compensation charge over the 10-year vesting period based on the excess (approximately $461,000) of the market value of the stock options ($8.50 per share) on December 9, 1997 compared to 4.8125 per share on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Three Months Ended December 31, 1997

On October 14, 1997, the Company acquired Westbrae Natural, Inc. ("Westbrae") in a transaction accounted for as a purchase. Accordingly, the operating results of Westbrae are included in the accompanying financial statements from date of acquisition.

Sales for the current quarter increased by approximately $11.6 million as compared to the 1996 quarter. The increase was substantially attributable to the sales of Westbrae.

Gross margin percentage increased by 2.1% in the current quarter compared to the 1996 quarter, principally because of improved margins obtained on several of the Company's product lines, the effect of higher gross margins of the Company's new Westbrae division, and a slight reduction in warehousing and delivery costs as a percentage of sales.

Selling, general and administrative expenses, as a percentage of net sales, decreased by .2% during the current quarter compared to the 1996 quarter principally because of the higher absorption of general and administrative expenses by higher sales levels.

Operating income, as a percentage of net sales, increased by 2.3% principally because of the aforementioned increase in gross margin percentage.

Interest and financing costs in the current quarter increased by approximately $.4 million due to the debt incurred in October 1997 in connection with the acquisition of Westbrae. On December 8, 1997, the Company repaid approximately $21 million of such debt from the proceeds of a public offering of its common stock.

Income taxes, as a percentage of pre-tax income, amounted to 42.5% compared to 43.1% in the 1996 quarter. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective income tax rate for the fiscal year ending June 30, 1998.

Net income in the current quarter increased by approximately $.6 million, principally because of higher sales levels, improved gross margin percentage, and a slightly lower effective income tax rate.

Six Months Ended December 31, 1997

Sales for the six months increased by approximately $12.5 million as compared to the 1996 period. Such increase was attributable to the sales of Westbrae and increased sales of other product lines.

Gross margin percentage increased by 2.4% in the six-month period, principally because of improved margins obtained on several of the Company's product lines, the effect of higher gross margins of the Company's new Westbrae division in the quarter ended December 31, 1997, and a slight reduction in warehousing and delivery costs as a percentage of sales.

Selling, general and administrative expenses, as a percentage of net sales, were .6% higher during the current six month period compared to the 1996 period, principally because of higher selling expenses as a percentage of sales during the Company's first fiscal quarter.

Operating income, as a percentage of net sales, for the six-month period increased by 1.7% principally because of the aforementioned increase in gross margin percentage, offset by higher selling, general and administrative expenses.

Interest and financing costs in the six-month period increased by approximately $.4 million. See the discussion of the quarter ended December 31, 1997 for an explanation thereof.

Income taxes, as a percentage of pre-tax income, amounted to 42.5% for the six-month period compared to 43.0% in the 1996 period. The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending June 30, 1998.

Net income in the six-month period increased by approximately $.8 million, principally because of higher sales levels, an improved gross margin percentage offset by a slightly higher selling, general and administrative expense level, and a slightly lower effective income tax rate.

Liquidity and Capital Resources


Debt

On October 14, 1997, the Company acquired Westbrae for a cash purchase price of approximately $23.8, million including acquisition costs. In addition, the Company repaid approximately $2.1 million of Westbrae debt to third parties.
To finance the acquisition, the Company entered into a $40 million credit facility ("New Facility") with its bank providing for a $30 million Senior Term Loan and a $10 million revolving credit line. Approximately $32 million of the New Facility was borrowed on October 14, 1997 to acquire Westbrae and repay existing indebtedness to the bank. On December 8, 1997, the Company repaid approximately $21 million of the New Facility (see below). As a result, principal repayments due on the Senior Term Loan were restructured. Principal payments due through September 30, 1997 were eliminated and quarterly principal payments due on December 31, 1998 and thereafter were significantly reduced.
Of the $10 million available under the Company's revolving credit facility, $2.6 million was outstanding at December 31, 1997. From time to time, because of inventory requirements, the Company may utilize a portion of the revolving credit line. Borrowings under the New Facility currently bear interest at rates equal to, at the Company's option, either (i) 0.25% under the bank's base rate, or (ii) 2.00% over the Eurodollar rate.

The Company's $8.5 million principal amount of 12.5% Subordinated Debentures mature on April 14, 2004 and require principal payments of $1,943,000 on October 14, 2000, and of $2,307,000, $2,125,000, and $2,125,000, respectively on April 13 of 2002, 2003 and 2004.


Public Offering Completed on December 8, 1997

On December 8, 1997, the Company completed a public offering of 2,500,000 shares of its common stock at a public offering price of $9 per share.
Proceeds to the Company, net of expenses of the offering, amounted to approximately $21 million, which was utilized to pay down the New Facility with the bank discussed above. This infusion of additional equity into the Company significantly reduced the Company's debt level and substantially improved the Company's debt to equity ratio.


Working Capital and Debt Service Requirements

Working Capital at December 31, 1997 amounted to approximately $11.8 million, and the Company's working capital ratio was approximately 1.7 to 1.

The Company's products are purchased from independent co-packers and the Company does not intend to invest in plant or equipment relating to the manufacture of its products. Consequently, no significant capital expenditures are currently contemplated.

Principal payments due on the Company's debt for the twelve-month period ending December 31, 1998 are approximately $3.1 million. The Company believes that cash provided by operations will be sufficient for the foreseeable future to finance its operations, fund debt service requirements and fund capital expenditures.


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

                      PART II - OTHER INFORMATION


Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 9, 1997. The Company submitted the following matters to a vote of security holders:

   (i) To elect a Board of eight directors to serve until the next Annual Meeting of Stockholders; and

  (ii) To approve amendments of the Company's 1994 Long Term Incentive and Stock Award Plan to (a) increase the number of shares issuable over the term of the plan by 345,000 shares to 1,200,000 in the aggregate and (b) place an upper limit of 150,000 shares on the number of shares for which options or stock appreciation rights may be granted to any participant under the plan during any calendar year; and

 (iii)	To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 1998 (Ernst & Young LLP were the independent auditors for the fiscal year ended June 30, 1997).

The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting approximately 8,294,000 votes in favor of each nominee and withholding approximately 149,000 votes for each nominee:

          Andrew R. Heyer
          Irwin D. Simon
          Beth L. Bronner
          Barry Gordon
          Steven S. Schwartzreich
          William P. Carmichael
          William J. Fox
          Jack Futterman

The stockholders approved the amendments to the Company's 1994 Long Term Incentive and Stock Award Plan casting approximately 5,866,000 votes in favor, 471,000 against and withholding or not voting 12,000.

The stockholders ratified the appointment of Ernst & Young LLP casting approximately 8,427,000 votes in favor, 13,000 against and withholding 3,000.

Item 5. - Other Information

On October 28, 1997, the Company filed a Registration Statement on Form S-8 registering 1,755,000 shares of Common Stock, representing the aggregate number of shares of Common Stock then reserved for issuance under the Company's 1993 Executive Stock Option Plan, 1994 Long Term Incentive and Stock Award Plan, and 1996 Directors Stock Option Plan.

Item 6. - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Financial Data Schedule (Exhibit 27)

     (b)  Reports on Form 8-K

          On October 28, 1997, the Company filed a report on Form 8-K describing the acquisition of Westbrae (Item 2 - Acquisition or Disposition of Assets). Filed therein were (i) the consolidated financial statements of Vestro Natural Foods Inc. (the prior name of Westbrae) ("Vestro") for each of the years in the three year period ended December 31, 1996, the balance sheets of Vestro for each of the years in the two year period ended December 31, 1996 and the related report of independent accountants, (ii) the unaudited financial statements of Westbrae for the nine months ended September 30, 1996 and September 30, 1997 and (iii) the unaudited pro forma condensed combined balance sheet of the Company as of September 30, 1997 and the unaudited pro forma condensed combined statements of operations for the year ended June 30, 1997 and the three months ended
          September 30, 1997.

          The Company did not file any other reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE HAIN FOOD GROUP, INC.



Date: February 13, 1998                    /s/ Irwin D. Simon
                                               Irwin D. Simon,
                                               President and Chief
                                               Executive Officer




Date: February 13, 1998                    /s/ Jack Kaufman
                                               Jack Kaufman,
                                               Vice President-Finance and
                                               Chief Financial Officer