Form 10-Q
period 1998-03-31
HAIN FOOD GROUP INC
filed 1998-05-14
CIK 910406

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934


For the quarterly period ended:  03/31/98   Commission file number: 0-22818


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

11,622,499 shares of Common Stock $.01 par value, as of May 12, 1998.

THE HAIN FOOD GROUP, INC.
INDEX

Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1998
         (unaudited) and June 30, 1997

         Consolidated Statements of Income - Three months and nine months ended March 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows - Nine months ended March 31, 1998 and 1997 (unaudited)

         Consolidated Statement of Stockholders' Equity - Nine months ended March 31, 1998 (unaudited)

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Part II  Other Information

         Items 1 to 5 are not applicable

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures


PART I - ITEM 1. - FINANCIAL INFORMATION

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                             March 31         June 30
                                              1998              1997
                                           (Unaudited)         (Note)
                                            ---------        ---------
                          ASSETS
Current assets:
  Cash                                       $295,000          $219,000
  Trade accounts receivable - net          12,926,000         8,447,000
  Inventories                              12,291,000         6,635,000
  Receivables from sale of
   equipment - current portion                175,000           408,000
  Other current assets                      1,750,000           818,000
                                           ----------        ----------
       Total current assets                27,437,000        16,527,000

Property and equipment, net
 of accumulated depreciation
 of $760,000 and $577,000                     873,000           743,000
Receivables from sale of
 equipment - non-current portion               80,000           150,000
Goodwill and other intangible assets,
 net of accumulated amortization of
 $3,001,000 and $2,074,000                 52,697,000        29,188,000
Deferred financing costs, net of
 accumulated amortization
 of $1,302,000 and $1,049,000               1,883,000           975,000
Other assets                                1,846,000         1,312,000
                                           ----------        ----------
       Total assets                       $84,816,000       $48,895,000
                                           ==========        ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses    $8,460,000        $7,568,000
  Current portion of long-term debt         5,005,000         4,178,000
  Income taxes payable                      1,753,000           299,000
                                           ----------        ----------
     Total current liabilities             15,218,000        12,045,000

Long-term debt, less current portion       15,814,000        10,756,000
Other liabilities                           1,442,000           483,000
Deferred income taxes                         552,000           552,000
                                           ----------        ----------
     Total liabilities                     33,026,000        23,836,000
                                           ----------        ----------

Stockholders' equity:
  Preferred stock - $.01 par value;
   authorized 5,000,000 shares,
   no shares issued
  Common stock - $.01 par value,
   authorized 40,000,000 shares,
   issued 11,612,499 and 8,881,899 shares     116,000            89,000
  Additional paid-in capital               44,032,000        20,804,000
  Retained earnings                         7,917,000         4,991,000
                                           ----------        ----------
     Total stockholders' equity            52,065,000        25,884,000
  Less: 100,000 and 300,000 shares
   of treasury stock, at                      275,000           825,000
                                           ----------        ----------
                                           51,790,000        25,059,000
                                           ----------        ----------
       Total liabilities and
        stockholders' equity              $84,816,000       $48,895,000
                                           ==========        ==========

Note - The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                         Three Months Ended          Nine Months Ended
                               March 31                   March 31
                          1998          1997          1998         1997
                       ----------    ----------    ----------    ----------
Net sales             $28,212,000   $13,623,000   $73,224,000   $46,177,000

Cost of sales          16,692,000     8,593,000    43,604,000    28,840,000
                       ----------    ----------    ----------    ----------
Gross profit           11,520,000     5,030,000    29,620,000    17,337,000
                       ----------    ----------    ----------    ----------
Selling, general
 and administrative
 expenses               8,039,000     4,196,000    21,364,000    13,632,000
Depreciation of
 property and
 equipment                 69,000        48,000       183,000       131,000
Amortization of
 goodwill and other
 intangible assets        392,000       186,000       927,000       558,000
                        ---------     ---------    ----------    ----------
                        8,500,000     4,430,000    22,474,000    14,321,000
                        ---------     ---------    ----------    ----------

Operating  income       3,020,000       600,000     7,146,000     3,016,000
                        ---------       -------     ---------     ---------

Interest expense - net    527,000       415,000     1,706,000     1,240,000
Amortization of
 deferred financing
 costs                    122,000       128,000       396,000       378,000
                        ---------       -------     ---------     ---------
                          649,000       543,000     2,102,000     1,618,000
                        ---------       -------     ---------     ---------
Income before income
 taxes                  2,371,000        57,000     5,044,000     1,398,000

Provision for income
 taxes                    982,000        24,000     2,118,000       601,000
                        ---------        ------     ---------       -------
Net income             $1,389,000       $33,000    $2,926,000      $797,000
                        =========        ======     =========       =======

Net income per
 common share:
  Diluted                   $0.11         $0.00         $0.26         $0.09
                             ====          ====          ====          ====

  Basic                     $0.12         $0.00         $0.30         $0.09
                             ====          ====          ====          ====
Common equivalent
 shares:
  Diluted              13,167,000     9,061,000    11,352,000     8,961,000
                       ==========     =========    ==========     =========

  Basic                11,482,000     8,547,000     9,862,000     8,725,000
                       ==========     =========     =========     =========

See notes to condensed consolidated financial statements.



THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Nine Months Ended
                                                         March 31
                                                   1998            1997
                                                 ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $2,926,000       $797,000
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
   Depreciation of property and equipment          183,000        131,000
   Amortization of goodwill
    and other intangible assets                    927,000        558,000
   Amortization of deferred financing costs        396,000        378,000
   Provision for doubtful accounts                  76,000        107,000
   Increase (decrease) in cash attributable
    to changes in assets and liabilities,
    net of amounts applicable to acquired
    businesses:
     Accounts receivable                        (1,856,000)       863,000
     Inventories                                (1,267,000)         2,000
     Other current assets                         (450,000)      (345,000)
     Other assets                                 (534,000)      (125,000)
     Accounts payable and accrued expenses      (3,626,000)    (1,125,000)
     Income taxes payable                        1,454,000        (47,000)
                                                 ---------      ---------
      Net cash (used in) provided by
       operating activities                     (1,771,000)     1,194,000
                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses                      (23,837,000)
Acquisition of property and equipment             (205,000)       (93,000)
                                                ----------         -------
    Net cash used in investing activities      (24,042,000)       (93,000)
                                                ----------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit              1,250,000        300,000
Proceeds from senior bank term loan             30,000,000
Payment of senior bank term loan               (25,342,000)      (905,000)
Payment of debt of acquired company             (2,103,000)
Costs in connection with bank financing           (785,000)
Proceeds from public stock offering,
 net of related expenses                        20,852,000
Proceeds from exercise of warrants and
 options, net of related expenses                2,070,000         52,000
Purchase of treasury stock                                       (894,000)
Collections of receivables from
 equipment sales                                   303,000        451,000
Payment of other long-term debt                   (165,000)      (106,000)
Other - net                                       (191,000)
                                                ----------      ---------
   Net cash provided by (used in)
    financing activities                        25,889,000     (1,102,000)
                                                ----------      ---------

Net increase (decrease) in cash                     76,000         (1,000)

Cash at beginning of period                        219,000        306,000
                                                   -------        -------
Cash at end of period                             $295,000       $305,000
                                                   =======        =======


See notes to condensed consolidated financial statements.


THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 1998


                                 Common Stock       Additional
                                         Amount      Paid-in      Retained       Treasury Stock
                              Shares     at $.01     Capital      Earnings     Shares      Amount       Total
                             --------------------   ----------    ---------    -------------------    ---------
Balance at June 30, 1997     8,881,899   $89,000   $20,804,000   $4,991,000    300,000   ($825,000)  $25,059,000

Proceeds from issuance of
 2,500,000 shares
 in public stock offering,
 net of related expenses     2,500,000    25,000    20,827,000                                        20,852,000

Proceeds from exercise of
 Common Stock warrants,
 net  of related expenses                              743,000                (200,000)    550,000     1,293,000

Exercise of stock options      230,600     2,000       760,000                                           762,000

Value ascribed to warrants                             883,000                                           883,000

Other                                                   15,000                                            15,000

Net income for the period                                         2,926,000                            2,926,000
                            ----------    -------   ----------    ---------    -------    --------    ----------
Balance at March 31, 1998   11,612,499   $116,000  $44,032,000   $7,917,000    100,000   ($275,000)  $51,790,000
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

   The Company's principal product lines consist of Hain Pure Foods and Westbrae Natural (natural foods), Hollywood Foods (principally healthy cooking oils), Estee (sugar-free, medically directed snacks), Featherweight
  (low sodium food products), Kineret Foods (frozen kosher foods), Weight
   Watchers (dry and refrigerated products), and Boston Better Snacks (popcorn and other snacks).


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

3. ACQUISITION:

   On October 14, 1997, the Company completed a tender offer for all of the shares of Westbrae Natural, Inc. ("Westbrae), a publicly-owned company, for $3.625 per share of common stock. The aggregate cash purchase price, including acquisition costs, amounted to approximately $24 million. In addition, the Company repaid approximately $2.1 million of outstanding Westbrae debt. To finance the acquisition, the Company entered into a $40 million credit facility with its bank providing for a $30 million
   Senior Term Loan and a $10 million revolving credit line.  See Note 5 below.

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

   Unaudited pro forma results of operations for the nine months ended
   March 31, 1998 and 1997, assuming that the acquisition had occurred as of July 1, 1996 are as follows:

                                           1998               1997
                                         ----------        ----------
       Net sales                        $83,863,000       $69,668,000
       Net income                         3,166,000         1,002,000
       Net income per share (diluted)       $   .28           $   .11

   The pro forma operating results shown above are not necessarily indicative of operations in the period following acquisition.

4. INVENTORIES:
                                          March 31          June 30
                                            1998              1997
                                          ---------         ---------
   Finished goods                       $ 9,002,000        $5,418,000
   Raw materials and packaging            3,289,000         1,217,000
                                         ----------         ---------
                                        $12,291,000        $6,635,000
                                         ==========         =========

5. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                          March 31          June 30
                                            1998              1997
                                          --------          ---------
  Senior Term Loan                      $ 9,505,000       $ 4,847,000
  Revolving Credit                        3,500,000         2,250,000
  12.5% Subordinated Debentures,
   net of unamortized original
   issue discount of $1,053,000
   and $1,195,000                         7,447,000         7,305,000
  Notes payable to sellers in
   connection with acquisition
   of companies and other
   long-term debt                           367,000           532,000
                                         ----------        ----------
                                         20,819,000        14,934,000

Current portion                           5,005,000         4,178,000
                                         ----------        ----------
                                        $15,814,000       $10,756,000
                                         ==========        ==========

   On October 14, 1997, in connection with the acquisition of Westbrae, the Company and its bank entered into a $40 million Amended and Restated Credit Facility ("New Facility") providing for a $30 million senior term loan and a $10 million revolving credit line. The New Facility replaced the Company's existing $18 million facility with the same bank. Presently, borrowings under the facility bear interest at rates equal to, at the Company's option, either (i) 0.25% under the bank's base rate or (ii) 2.00% over the Eurodollar rate. The senior term loan is repayable in quarterly principal installments, commencing December 31, 1998 through maturity of the New Facility on December 31, 2003. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the New Facility are collateralized by substantially all of the Company's assets. The Company borrowed the full $30 million senior term loan to fund the cash purchase price and related closing costs of the acquisition and to repay certain existing debt of the Company and Westbrae. On December 8, 1997, the Company repaid approximately $21 million of such debt from the proceeds of a public offering of its common stock.

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

   In April 1998, the Company prepaid all of the $8.5 million of Subordinated Debentures (see Note 8). The Company borrowed approximately $9.1 million from its bank under its senior term loan to fund the prepayment. The current portion of long-term debt at March 31, 1998 gives effect to the foregoing.

   See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on the aforementioned long-term debt, including interest rates, eligible borrowings under the revolving credit facility, required payments of principal, maturities, and restrictive covenants contained therein.


6. EARNINGS PER COMMON SHARE:

   In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is effective for both interim and annual financial statements for periods ending after December 15, 1997. The Company has changed the method used to compute earnings per share and has restated all periods shown. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants has been excluded. The following table sets forth the computation of basic and diluted earnings per share pursuant to FAS 128.

                                   Three Months Ended       Nine Months Ended
                                         March 31                 March 31
                                    1998         1997        1998         1997
                                  ---------   ---------   ---------    ---------
   Numerator:
    Net income for numerator
    for basic and diluted
    earnings per share           $1,389,000     $33,000  $2,926,000    $797,000


   Denominator:
    Denominator for basic
    earnings per - weighted
    average shares outstanding
    during the period (a)        11,482,000   8,547,000   9,862,000   8,725,000
                                 ----------   ---------   ---------   ---------
   Effect of dilutive securities:
    Stock options                 1,002,000     327,000     928,000     162,000
    Warrants                        683,000     187,000     562,000      74,000
                                  ---------     -------   ---------     -------
   Dilutive potential common
    Shares (b)                    1,685,000     514,000   1,490,000     236,000
                                  ---------     -------   ---------     -------
   Denominator for diluted
    earnings per share -
    adjusted weighted average
    shares and assumed
    conversions                  13,167,000   9,061,000  11,352,000   8,961,000
                                 ==========   =========  ==========   =========

   Basic earnings per share           $ .12       $ .00       $ .30       $ .09
                                        ===         ===         ===         ===
   Diluted earnings per share         $ .11       $ .00       $ .26       $ .09
                                        ===         ===         ===         ===

  (a) On December 8, 1997, the Company issued 2,500,000 shares of common stock in connection with a public offering.

  (b) The increase in the amount of dilutive potential shares in the 1998 periods was attributable substantially to an increase in the market price of the Company's common stock over the year earlier periods.

7. STOCKHOLDERS' EQUITY:

   In connection with the acquisition of Estee in November 1995, the Company issued a warrant to the seller to purchase 200,000 shares of the Company's common stock at an exercise price of $6.50 per share. In August and September 1997, the seller exercised all of the warrants and the Company issued 200,000 shares of Common Stock out of treasury for aggregate proceeds of $1,300,000. The proceeds were used to pay down bank debt.

   In connection with the New Facility with its bank (see Note 5), the Company issued a warrant to the bank to purchase 114,294 shares of the Company's common stock at an exercise price of $12.294. The warrant expires on December 31, 2003. The value ascribed to this warrant of approximately $377,000 is being amortized over 6 years.

   In connection with the acquisition of Westbrae (see Note 3), the Company issued a warrant to its investment banker to purchase 100,000 shares of the Company's common stock at an exercise price of $12.688. The warrant expires on October 14, 2004. The value ascribed to this warrant of approximately $426,000 has been included in the cost of the acquisition of Westbrae.

   On December 8, 1997, the Company completed a public offering of 2,500,000 shares of its common stock at $9 per share. Proceeds to the Company, net of expenses of the offering, amounted to approximately $20.9 million, which was utilized to pay down the New Facility with the bank. In connection therewith, certain officers of the Company exercised options for an aggregate of 105,000 shares of common stock which were sold in the public offering. The Company received aggregate net proceeds of approximately $340,000 from exercise of such options.

   On December 9, 1997, the stockholders of the Company approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 354,000 to 1,200,000 shares. As a result, the Company's chief executive officer received 125,000 stock options that had been conditionally granted to him at $4.8125 per share on the date of grant
  (June 30, 1997). The Company will incur a straight line non-cash compensation charge over the 10-year vesting period based on the excess (approximately $461,000) of the market value of the stock options ($8.50 per share) on December 9, 1997 compared to $4.8125 per share on the date of grant.

8. SUBSEQUENT EVENTS:

   ACQUISTION OF BUSINESSES:

   On April 23, 1998, the Company signed a purchase agreement to acquire four natural food companies from the Shansby Group and other owners. The companies to be acquired are Arrowhead Mills, Inc. ("Arrowhead"), DeBoles Nutritional Foods, Inc. ("DeBoles"), Dana Alexander, Inc., and Garden of Eatin', Inc. Arrowhead is a manufacturer and marketer of natural and organic cereals, flour, baking mixes, nut butters and other natural food products. DeBoles is a manufacturer and marketer of natural pasta products. Dana Alexander, Inc. is the manufacturer and marketer of gourmet vegetable chips sold under the "Terra Chips" name. Garden of Eatin' markets tortilla chips, corn chips and other natural snack foods. The aggregate purchase price for all of the brands is $80 million, including the assumption of not more than $20 million of debt. The purchase price is payable in either all cash, or a combination of cash and common stock. The Company intends to fund the cash portion of the purchase price with bank financing. The transaction is expected to close in June 1998.

   PREPAYMENT OF 12.5% SUBORDINATED DEBENTURES:

   On April 15, 1998, the Company prepaid all $8.5 million of its 12.5% Subordinated Debentures ("Debentures"), constituting the entire outstanding principal amount.. The prepayment was funded by an increase in the Company's term loan with its bank, which term loan bears interest at a lower interest rate than the Debentures. In connection with the prepayment, the Company will write off the prepayment fee of $612,000, as well as unamortized original issue discounts and financing fees for the Debentures. This will result in an extraordinary charge (net of income tax effect) of approximately $1.3 million in the quarter ending June 30, 1998. The prepayment of the Debentures is expected to result in reduced continuing interest costs and the elimination of the amortization of the financing costs with respect to the Debentures commencing in the quarter ending
   June 30, 1998.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     	 	AND RESULTS OF OPERATIONS


Results of Operations


Three Months Ended March 31, 1998

On October 14, 1997, the Company acquired Westbrae Natural, Inc. ("Westbrae") in a transaction accounted for as a purchase. Accordingly, the operating results of Westbrae are included in the accompanying financial statements from date of acquisition.

Net sales for the current quarter increased by approximately $14.6 million as compared to the 1997 quarter. The increase was substantially attributable to the sales of Westbrae.

Gross margin percentage increased by 3.9% in the current quarter compared to the 1997 quarter, principally because of improved margins obtained on several of the Company's product lines, the effect of higher gross margins of products from the Company's new Westbrae division, and a slight reduction in warehousing and delivery costs as a percentage of sales.

Selling, general and administrative expenses, as a percentage of net sales, decreased by 2.3% during the current quarter compared to the 1997 quarter principally because of the higher absorption of selling, general and administrative expenses through higher sales levels.

Operating income, as a percentage of net sales, increased by 6.3% principally because of the aforementioned increase in gross margin percentage and decrease in selling, general and administrative expenses, as a percentage of net sales.

Interest and financing costs were not significantly different in either period.

Income taxes, as a percentage of pre-tax income, amounted to 41.4% compared to 42.1% in the 1997 quarter. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective income tax rate for the fiscal year ending June 30, 1998.

Net income in the current quarter increased by approximately $1.4 million, principally because of higher sales levels, improved gross margin percentage, reduced selling, general and administrative expenses (as a percentage of sales) and a slightly lower effective income tax rate.

Nine Months Ended March 31, 1998

Net sales for the nine months increased by approximately $27.0 million as compared to the 1997 period. Such increase was principally attributable to the sales of Westbrae and increased sales of other product lines.

Gross margin percentage increased by 2.9% in the nine-month period, principally because of improved margins obtained on several of the Company's product lines, the effect of higher gross margins of the products from the Company's new Westbrae division and a slight reduction in warehousing and delivery costs as a percentage of sales.

Selling, general and administrative expenses, as a percentage of net sales, were .3% lower during the current nine month period compared to the 1997 period, principally because of lower selling expenses as a percentage of net sales during the Company's third fiscal quarter.

Operating income, as a percentage of net sales, for the nine-month period increased by 3.3% principally because of the aforementioned increase in gross margin percentage and the lower selling, general and administrative expenses, as a percentage of net sales.

Interest and financing costs in the nine-month period increased by approximately $.5 million due to the debt incurred in October 1997 in connection with the acquisition of Westbrae. On December 8, 1997, the Company repaid approximately $21 million of such debt from the proceeds of a public offering of its stock.

Income taxes, as a percentage of pre-tax income, amounted to 42.0% for the nine-month period compared to 43.0% in the 1997 period. The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending June 30, 1998.

Net income in the nine-month period increased by approximately $2.1 million, principally because of higher sales levels, an improved gross margin percentage, a slightly lower selling, general and administrative expense level, as a percentage of sales, and a slightly lower effective income tax rate, offset in part by higher interest and amortization costs.

Liquidity and Capital Resources

Debt

On October 14, 1997, the Company acquired Westbrae for a cash purchase price of approximately $24 million, including acquisition costs. In addition, the Company repaid approximately $2.1 million of Westbrae debt to third parties.
To finance the acquisition, the Company entered into a $40 million credit facility ("New Facility") with its bank providing for a $30 million Senior Term Loan and a $10 million revolving credit line. Approximately $32 million of the New Facility was borrowed on October 14, 1997 to acquire Westbrae and repay existing indebtedness to the bank. On December 8, 1997, the Company repaid approximately $21 million of the New Facility (see below). As a result, principal repayments due on the Senior Term Loan were restructured. Principal payments due through September 30, 1998 were eliminated and quarterly principal payments due on December 31, 1998 and thereafter were significantly reduced.
Of the $10 million available under the Company's revolving credit facility, $3.5 million was outstanding at March 31, 1998. From time to time, because of inventory requirements, the Company may utilize a portion of the revolving credit line. Borrowings under the New Facility currently bear interest at rates equal to, at the Company's option, either (i) 0.25% under the bank's base rate, or (ii) 2.00% over the Eurodollar rate.

On April 15, 1998, the Company prepaid all $8.5 million of its 12.5% Subordinated Debentures ("Debentures"), constituting the entire aggregate outstanding principal amount. The prepayment was funded by an increase in the Company's term loan with its bank, which term loan currently bears interest at a lower rate than the Debentures.


Public Offering Completed on December 8, 1997

On December 8, 1997, the Company completed a public offering of 2,500,000 shares of its common stock at a public offering price of $9 per share. Proceeds to the Company, net of expenses of the offering, amounted to approximately $21 million, which was utilized to pay down the New Facility. This infusion of additional equity into the Company significantly reduced the Company's debt level and substantially improved the Company's debt to equity ratio.

Working Capital and Debt Service Requirements

Working capital at March 31, 1998 amounted to approximately $12.2 million, and the Company's working capital ratio was approximately 1.8 to 1. The Company views its working capital adequate to meet its operational needs.

The Company's products are purchased from independent co-packers and the Company does not intend to invest in plant or equipment relating to the manufacture of its products. Consequently, no significant capital expenditures are currently contemplated.

Principal payments due on the Company's long-term debt (excluding amounts outstanding under the revolving credit facility) for the twelve-month period ending March 31, 1999 are approximately $1.5 million. The Company believes that cash provided by operations will be sufficient to finance its operations, fund debt service requirements and fund capital expenditures for the foreseeable future.


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

                        PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

         (a)Exhibits

          Financial Data Schedule (Exhibit 27)

         (b)Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.


                                	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE HAIN FOOD GROUP, INC.


Date: May 14, 1998                       /s/ Irwin D. Simon
                                             Irwin D. Simon,
                                             President and Chief
                                             Executive Officer



Date: May 14, 1998                      /s/  Jack Kaufman
                                             Jack Kaufman,
                                             Vice President-Finance and
                                             Chief Financial Officer