Form 10-Q
period 1998-09-30
HAIN FOOD GROUP INC
filed 1998-11-13
CIK 910406

FORM 10-Q


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


              Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the quarterly period ended: 09/30/98    Commission file number: 0-22818


                           THE HAIN FOOD GROUP, INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                      22-3240619
 -----------------------------                        ----------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


      50 Charles Lindbergh Boulevard, Uniondale, New York      11553
      ----------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)


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

13,430,640 shares of Common Stock $.01 par value, as of November 12, 1998.

THE HAIN FOOD GROUP, INC.
INDEX


Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1998
         (unaudited) and June 30, 1998

         Consolidated Statements of Income - Three months ended September 30, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows - Three months ended September 30, 1998 and 1997(unaudited)

         Consolidated Statement of Stockholders' Equity - Three months ended September 30, 1998 (unaudited)

         Notes to Consolidated Financial Statements


Item 2.	 Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II  Other Information

         Items 1 to 5 are not applicable

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures


PART I - ITEM 1. - FINANCIAL INFORMATION

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                            September 30       June 30
                                                1998             1998
                                            (Unaudited)         (Note)
                                             ---------        ---------
                      ASSETS
Current assets:
  Cash                                         $288,000        $495,000
  Trade accounts receivable,
   less allowance for doubtful accounts
   of $530,000 and $325,000                  18,060,000      13,614,000
  Inventories                                18,596,000      13,278,000
  Other current assets                        2,077,000       1,830,000
                                             ----------      ----------
     Total current assets                    39,021,000      29,217,000

Property and equipment, net
 of accumulated depreciation
 of $986,000 and $834,000                     5,538,000       1,065,000
Goodwill and other intangible assets,
 net of accumulated amortization
 of $4,167,000 and $3,320,000               128,806,000      54,253,000
Deferred financing costs, net of
 accumulated amortization
 of $1,136,000 and $1,055,000                 1,856,000       1,502,000
Other assets                                  2,543,000       2,254,000
                                            -----------      ----------
     Total assets                          $177,764,000     $88,291,000
                                            ===========      ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses     $15,779,000      $9,715,000
  Current portion of long-term debt           5,415,000       4,554,000
  Income taxes payable                          678,000         410,000
                                             ----------      ----------
     Total current liabilities               21,872,000      14,679,000

Long-term debt, less current portion         56,802,000      16,561,000
Other liabilities                             2,795,000       2,628,000
Deferred income taxes                         1,221,000       1,176,000
                                             ----------      ----------
     Total liabilities                       82,690,000      35,044,000
                                             ----------      ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value;
   authorized 5,000,000 shares,
   no shares issued
  Common stock - $.01 par value,
   authorized 40,000,000 shares, issued
   13,520,640 and 11,656,299 shares             135,000         117,000
  Additional paid-in capital                 85,176,000      45,122,000
  Retained earnings                          10,038,000       8,283,000
                                             ----------      ----------
                                             95,349,000      53,522,000
  Less: 100,000 shares of treasury
        stock, at cost                          275,000         275,000
                                             ----------      ----------
      Total stockholders' equity             95,074,000      53,247,000
                                            -----------      ----------
      Total liabilities and
       stockholders' equity                $177,764,000     $88,291,000
                                            ===========      ==========

Note - The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
<CPATION>


                                                Three Months Ended
                                                    September 30
                                                1998              1997
                                             ----------        ----------
Net sales                                   $43,496,000       $16,336,000

Cost of sales                                26,721,000         9,862,000
                                             ----------         ---------
Gross profit                                 16,775,000         6,474,000
                                             ----------         ---------
Selling, general and
 administrative expenses                     11,345,000         4,837,000
Depreciation of property and equipment          152,000            48,000
Amortization of goodwill and other
 intangible assets                              847,000           210,000
                                             ----------         ---------
                                             12,344,000         5,095,000
                                             ----------         ---------
Operating income                              4,431,000         1,379,000

Interest expense, net                         1,243,000           420,000
Amortization of deferred financing costs         81,000           131,000
                                              ---------           -------
                                              1,324,000           551,000
                                              ---------           -------
Income before income taxes                    3,107,000           828,000

Provision for income taxes                    1,352,000           352,000
                                              ---------           -------
Net income                                   $1,755,000          $476,000
                                              =========           =======
Earnings Per Common Share:
  Basic                                           $0.13             $0.06
                                                   ====              ====

  Diluted                                         $0.12             $0.05
                                                   ====              ====
Common equivalent shares:
  Basic                                      13,384,000         8,649,000
                                             ==========         =========

  Diluted                                    15,177,000         9,965,000
                                             ==========         =========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      Three Months Ended
                                                         September 30
                                                     1998            1997
                                                   ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $1,755,000       $476,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
 Depreciation of property and equipment              152,000         48,000
 Amortization of goodwill and
  other intangible asset                             847,000        210,000
 Amortization of deferred financing costs             81,000        131,000
 Provision for doubtful accounts                       7,000
 Other                                                11,000
 Increase (decrease) in cash attributable
  to changes in assets and liabilities,
  net of amounts applicable to acquired
  businesses:
   Accounts receivable                               644,000        296,000
   Inventories                                      (870,000)      (790,000)
   Other current assets                             (227,000)      (172,000)
   Other assets                                     (289,000)        30,000
   Accounts payable and accrued expenses          (1,980,000)    (1,471,000)
   Income taxes payable                              268,000        293,000
                                                    --------        -------
    Net cash provided by (used in)
     operating activities                            399,000       (949,000)
                                                     -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash
 acquired                                        (20,439,000)       (37,000)
Acquisition of property and equipment                (76,000)       (20,000)
                                                  ----------         ------
    Net cash used in investing activities        (20,515,000)       (57,000)
                                                  ----------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility                      1,550,000
Payment of bank revolving credit facility           (650,000)
Proceeds from senior term loan                    60,000,000
Payment of senior term loan                      (18,600,000)    (1,509,000)
Costs in connection with bank financing             (435,000)      (251,000)
Proceeds from exercise of warrants and options,
 net of related expenses                             311,000      1,293,000
Payment of debt of acquired company              (20,678,000)
Other - net                                          (39,000)      (112,000)
                                                  ----------        -------
    Net cash provided by financing activities     19,909,000        971,000
                                                  ----------        -------
Net (decrease) in cash                              (207,000)       (35,000)

Cash at beginning of year                            495,000        219,000
                                                     -------        -------
Cash at end of year                                 $288,000       $184,000
                                                     =======        =======


See notes to consolidated financial statements.


THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNADUITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998


                                  Common Stock        Additional
                                            Amount      Paid-in      Retained      Treasury Stock
                              Shares        at $.01     Capital      Earnings     Shares     Amount        Total
                              ----------    -------    ----------    --------    -------------------     ----------
Balance at June 30, 1998      11,656,299   $117,000   $45,122,000   $8,283,000   100,000   ($275,000)   $53,247,000

Issuance of 1,716,111
 shares in connection with
 acquisitions of businesses    1,716,111     17,000    39,733,000                                        39,750,000

Exercise of Common Stock
 warrants, net of
 related expenses                 90,930      1,000        88,000                                            89,000

Exercise of stock options         57,300        -         222,000                                           222,000

Non-cash compensation charge                               11,000                                            11,000

Net income for the period                                            1,755,000                            1,755,000
                               ----------    -------   ----------   ----------   -------    --------     ----------
Balance at
 September 30, 1998            13,520,640   $135,000  $85,176,000  $10,038,000   100,000   ($275,000)   $95,074,000
                               ==========    =======   ==========   ==========   =======    ========     ==========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  GENERAL:

    The Company and its subsidiaries operate as one business segment: the sale of natural and other food products. A substantial portion of the products are manufactured by various co-packers.

    The Company's natural food product lines consist of Hain Pure Foods, Westbrae Natural, Arrowhead Mills, DeBoles Nutritional Foods, Earth's Best (baby foods), and Garden of Eatin'. Other product lines include Hollywood Foods (principally healthy cooking oils), Weight Watchers (dry and refrigerated products), Estee (sugar-free, medically directed foods), Kineret (kosher foods), Terra Chips (natural vegetable chips), and Boston Popcorn (snack products).


2.  BASIS OF PRESENTATION:

    All amounts in the financial statements have been rounded to the nearest thousand dollars, except share and per share amounts.

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 1998 and for the year then ended included in the Company's
    Annual Report on Form 10-K for information not included in these condensed footnotes.


3.  START UP COSTS:

    In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective beginning on July 1, 1999, and requires the start-up costs capitalized prior to such date be written-off as a cumulative effect of an accounting change as of July 1, 1999 and any future start-up costs to be expensed as incurred. It is not practicable to estimate what effect this change will have on fiscal 2000 earnings, however, had SOP 98-5 been adopted at the beginning of the three month period ended September 30, 1998, income before income taxes charge would have been reduced by approximately $473,000.


4.  COMPREHENSIVE INCOME:

    On July 1, 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard Statement No. 130 ("FAS 130")
   "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no impact on the Company's net income or stockholders' equity.

5.  ACQUISITIONS:

    On July 1, 1998, the Company acquired the following businesses and brands from The Shansby Group and other investors; Arrowhead Mills (natural foods), DeBoles Nutritional Foods (natural pasta products), Terra Chips
   (natural vegetable chips) and Garden of Eatin', Inc. (natural snack products). The aggregate purchase price, including acquisition costs, for these businesses amounted to approximately $61.5 million. The purchase price was paid by the issuance of 1,716,111 shares of the Company's common stock with a market value of $39.75 million and approximately $21.7 million in cash. In addition, the Company repaid approximately $20.8 million of outstanding debt of the acquired businesses. To finance the acquisition, the Company entered into a $75 million credit facility with its bank providing for a $60 million Term Loan and a $15 million revolving credit line.

    On October 14, 1997, the Company completed a tender offer for all of the shares of Westbrae Natural, Inc. ("Westbrae), a publicly-owned company, for $3.625 per share of common stock. The aggregate cash purchase price, including acquisition costs, amounted to approximately $24 million. In addition, the Company repaid approximately $2.1 million of outstanding Westbrae debt. Westbrae (formerly known as Vestro Natural Foods, Inc.) is a leading formulator and marketer of high quality natural and organic foods sold under the brand names Westbrae Natural, Westsoy, Little Bear and Bearitos, encompassing 300 food items such as non-dairy beverages, chips, snacks, beans and soups.

    Unaudited pro forma results of operations (in thousands, except per share amounts) for the three months ended September 30, 1997, assuming the above acquisitions had occurred as of July 1, 1997 are as follows:

                                                1997
                                               ------
             Net sales                        $42,191
             Net income                           731
             Net income per share (diluted)     $ .06

    The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisition.

    The above acquisitions have been accounted for as purchases and, therefore, operating results have been included in the accompanying financial statements from the dates of acquisition. Goodwill arising from the acquisitions is being amortized on a straight-line basis over 40 years.


6.  INVENTORIES:
                                       Sept. 30           June 30
                                          1998              1998
                                       ----------        ----------
    Finished goods                    $12,445,000       $10,006,000
    Raw materials and packaging         6,151,000         3,272,000
                                       ----------        ----------
                                      $18,596,000       $13,278,000
                                       ==========        ==========

7.  LONG-TERM DEBT:

                                         Sept. 30         June 30
                                           1998             1998
                                        ----------       ----------
    Senior Term Loan                   $60,000,000      $18,600,000
    Revolving Credit                     1,700,000        2,350,000
    Notes payable to sellers in
     connection with acquisition
     of companies and other
     long-term debt                        517,000          165,000
                                        ----------       ----------
                                        62,217,000       21,115,000

    Current portion                      5,415,000        4,554,000
                                        ----------       ----------
                                       $56,802,000      $16,561,000
                                        ==========       ==========

    On July 1, 1998, in connection with the acquisitions of businesses from The Shansby Group, the Company and its bank entered into a $75 million Amended and Restated Credit Facility ("Facility") providing for a $60 million senior term loan and a $15 million revolving credit line. The entire senior term loan was borrowed on that date to pay the cash portion of the purchase price of the acquisitions, fund closing costs, repay debt of the acquired businesses, and to repay the then existing balance ($18.6 million) on the Facility. The interest rate on the Facility is based partially on the ratio of outstanding debt to operating cash flow (as defined). The Company may elect to pay interest based on the bank's base rate or the LIBOR rate. Borrowings on a base rate basis may range from 0.50% below the bank's base rate to 1.00% above the bank's base rate. Borrowings on a LIBOR basis may range from 1.75% to 3.00% over the LIBOR rate. The entire senior term loan is currently borrowed on a LIBOR basis. The senior term loan is repayable in quarterly principal installments commencing on December 31, 1998 through maturity of the Facility on September 30, 2005. Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility contains certain financial and other restrictive covenants, which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital and interest and fixed charge coverage ratios and is required to achieve certain earnings levels. As of September 30, 1998, $13.3 million was available under the Company's revolving credit line.

8.  EARNINGS PER SHARE:

    In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the previous reporting of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to FAS 128 requirements.

    The following table sets forth the computation of basic and diluted earnings per share pursuant to FAS 128 for the three months ended September 30, 1998 and 1997:

                                             1998           1997
                                           ----------     --------
    Numerator:
    Net income - numerator for basic
     and diluted earnings per share        $1,755,000     $476,000


    Denominator:
    Denominator for basic earnings
     per share -  weighted average
     shares outstanding during
     the period (a)                        13,384,000    8,649,000
                                           ----------    ---------
    Effect of dilutive securities (b):
     Stock options                          1,028,000      849,000
     Warrants                                 765,000      467,000
                                            ---------    ---------
                                            1,793,000    1,316,000
                                            ---------    ---------
     Denominator for diluted earnings per
      share - adjusted weighted average
      shares and assumed conversions       15,177,000    9,965,000
                                           ==========    =========


    Basic earnings per share:                  $ 0.13       $ 0.06
                                                 ====         ====

    Diluted earnings per share:                $ 0.12       $ 0.05
                                                 ====         ====

     (a) On December 8, 1997, the Company issued 2,500,000 shares of common stock in connection with a public offering. On July 1, 1998, the Company issued 1,716,111 shares in connection with the acquisition of four companies.

     (b) The increase in the amount of dilutive potential shares in the 1998 period was substantially attributable to an increase in the market price of the Company's common stock over the year earlier period.

9.  STOCKHOLDERS' EQUITY:

    In connection with the Facility with its bank, the Company issued a warrant to the bank to purchase 114,294 shares of the Company's common stock at an exercise price of $12.294. The value ascribed to this warrant of approximately $377,000 is being amortized over 6 years. In July 1998, in a cashless exercise of the warrant, the Company issued 63,467 shares to the bank.

    In July 1998, warrants for 27,283 shares of the Company's common stock were exercised for aggregate proceeds of approximately $89,000. These warrants were issued in fiscal 1994 to an affiliate of the Company's former investment banking firm at a price of $3.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended September 30, 1998

The Company made the following acquisitions during the twelve-month period ended September 30, 1998:

           Date of Acquisition         Business Acquired
           -------------------         -----------------
           October 14, 1997            Westbrae Natural, Inc.
           July 1, 1998                Arrowhead Mills, Inc.
           July 1, 1998                Dana Alexander, Inc. ("Terra Chips")
           July 1, 1998                Garden of Eatin', Inc.
           July 1, 1998                DeBoles Nutritional Foods, Inc.

All of the foregoing acquisitions ("the acquisitions" or "acquired businesses") have been accounted for as purchases. Consequently, the operations of the acquired businesses are included in the results of operations from their respective dates of acquisition. Each of the acquired businesses markets and sells natural food products. In addition, on June 1, 1998, the Company entered into a license agreement with H.J. Heinz Company to market and sell Earth's Best baby food products to natural food stores.

Sales for the current quarter increased by $27.2 million (166%) as compared to the 1997 quarter. Substantially all of the increase was attributable to the acquisitions.

Gross profit increased by $10.3 million compared with the 1997 quarter, principally because of increased sales volume. Gross profit percentage for the quarter amounted to 38.6%, compared with 39.6% on the 1997 quarter.
There were no significant factors giving rise to this change. Gross profit margins on the acquired businesses are substantially in line with the Company's other product lines.

Selling, general and administrative expenses increased by $6.5 million, compared with the 1997 quarter. A substantial portion of the increase was attributable to the acquisitions. Such expenses, as a percentage of net sales, amounted to 26.1% in the current quarter compared with 29.6% in the 1997 quarter. The improvement of 3.5% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. Not all of the administrative functions of the businesses acquired on July 1, 1998 have been integrated yet. The Company anticipates that additional cost savings will be realized with the total amount aggregating approximately $6 million annually, but the timing of which is not presently determinable.

Amortization of goodwill increased by approximately $637,000 compared with the 1997 quarter. Substantially all of the increase was attributable to amortization of goodwill acquired in connection with the acquisitions. Amortization of goodwill and other intangible assets amounted to 1.9% of net sales, compared with 1.3% in the 1997 quarter.

Operating income increased by $3.1 million compared to the 1997 quarter. A substantial portion of the increase relates to the significantly higher sales volume. Operating income, as a percentage of net sales, amounted to 10.2%, an increase of 1.8% over the 1997 quarter. This resulted principally from the lower selling, general and administrative expenses as a percentage of net sales, offset by slightly lower gross margin percentage and higher goodwill amortization resulting from the acquisitions.

Interest and financing costs in the current quarter increased by $0.8 million compared with the 1997 quarter. This increase was largely attributable to senior bank debt incurred in connection with the acquisitions, offset by reduced interest costs resulting from the prepayment in April 1998 of the Company's 12.5% subordinated debentures. The debentures were paid off with the proceeds of senior bank debt carrying a lower interest rate.

Income taxes, as a percentage of pre-tax income, amounted to 43.5% compared to 42.5% in the 1996 quarter. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective income tax rate for the fiscal year ending June 30, 1999. The higher effective rate in the current quarter, compared with the 1997 quarter, results from the non-deductibility for income tax purposes of goodwill amortization in connection with the acquisitions.

Net income in the current quarter increased by approximately $1.3 million, and amounted to 4.0% of net sales, compared with 2.9% in the 1997 quarter. This resulted from the higher level of operating income discussed above, less increased interest costs and a marginally higher effective income tax rate.


Liquidity and Capital Resources

In October 1997, in connection with the acquisition of Westbrae, the Company entered into an amended and restated credit facility with its bank providing for a $30 million senior term loan and a $10 million revolving credit line. The Facility replaced the Company's existing facility with the same bank.
In December 1997, the Company issued 2.5 million shares of common stock in a public offering, which raised approximately $20.9 million, which was used to pay down the senior term loan. In April 1998, the Company re-borrowed approximately $9 million under the senior term loan to prepay the Company's $8.5 million subordinated debentures.

On July 1, 1998, in connection with the acquisitions, the facility was further amended (as amended the "Facility") to provide for a $60 million senior term loan and a $15 million revolving credit line. The entire senior term loan was borrowed on that date to pay the cash portion of the purchase price of the acquisitions, fund closing costs, and to repay the then existing balance on the Facility. At September 30, 1998, $60 million was outstanding under the senior term loan and $1.7 million was outstanding under the revolving credit line.

The interest rate on the Facility is based partially on the ratio of outstanding debt to operating cash flow (as defined). The Company may elect to pay interest based on the bank's base rate or the LIBOR rate. Borrowings on a base rate basis may range from 0.50% below the bank's base rate to 1.00% above the bank's base rate. Borrowings on a LIBOR basis may range from 1.75% to 3.00% over the LIBOR rate. The entire senior term loan is currently borrowed on a LIBOR basis.

The senior term loan is repayable in quarterly principal installments (the first principal payment commences on December 31, 1998) through maturity of the Facility on September 30, 2005. Pursuant to the Facility, the Company may borrow under its revolving credit line up to 85% of eligible trade receivables and 60% of eligible inventories.

Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility also contains certain financial and other restrictive covenants. As of September 30, 1998, $13.3 million was available under the Company's revolving credit line. Utilization of the revolving credit line varies over the course of the year based on inventory requirements.

The aggregate principal payments on the senior term loan for the twelve months ending September 30, 1999 are $3.5 million. The Company anticipates that cash flow from operations will be sufficient to meet all of its debt service and operating requirements.

Working capital at September 30, 1998 amounted to approximately $17.1 million, which is deemed adequate to serve the Company's operational needs. Prior to the acquisitions, the Company purchased all of its products from independent co-packers and did not invest in plant or equipment relating to the manufacture of products for sale. The Company has not as yet determined whether it will continue production at the plants acquired in the acquisitions or will delegate such production to independent co-packers. Consequently, there may be some level of capital expenditures in connection with the operation of those plants, but the amount is not considered material in relation to the Company's operations.

The Facility imposes limitations on the incurrence of additional indebtedness and requires that the Company comply with certain financial tests and restrictive covenants. As at September 30, 1998, the Company was in compliance with such covenants.


Year 2000

The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company has completed an assessment of its system affected by the Year 2000 issue and have found only minor issues to be addressed. The Company believes the business operation computer programs/systems are Year 2000 compliant. Certain systems of the acquired businesses are not Year 2000 compliant. However, the Company will integrate the computer functions of such businesses prior to the end of 1999. Accordingly, it is anticipated that Year 2000 issues will not have a material adverse impact of the Company's financial position, liquidity or results of operations.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Company believes that the Year 2000 issue will not have a material adverse effect on the Company's financial position, liquidity or results of operations, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

                        PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

      (a) Exhibits

          Financial Data Schedule (Exhibit 27)

      (b) Reports on Form 8-K

          On July 14, 1998, the Company filed a report on Form 8-K describing the acquisition, pursuant to an Agreement and Plan of Merger, of Arrowhead Mills, Inc. and Garden of Eatin', Inc. As provided in the Agreement, the Company issued 1,716,111 shares of Common Stock of the Company. In connection with the merger, the Company entered into its Third Amended and Restated Revolving Credit and Term Loan Agreement with its bank.

          On July 23, 1998, the Company filed Amendment No. 1 to Form 8-K, which amended it report filed on July 14, 1998 to provide the requisite financial statements of the businesses acquired and related pro forma financial information.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE HAIN FOOD GROUP, INC.


Date: November 13, 1998                    /s/ Irwin D. Simon
                                               Irwin D. Simon,
                                               President and Chief
                                               Executive Officer



Date: November 13, 1998                    /s/ Gary M. Jacobs
                                               Gary M. Jacobs,
                                               Senior Vice President-Finance
                                               and Chief Financial Officer