Form 10-Q
period 1998-12-31
HAIN FOOD GROUP INC
filed 1999-02-16
CIK 910406

FORM 10-Q


                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended:  12/31/98   Commission file number: 0-22818


                          THE HAIN FOOD GROUP, INC.
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                      22-3240619
 ------------------------------                        ---------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


       50 Charles Lindbergh Boulevard, Uniondale, New York      11553
       ---------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)


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

                             Yes   X     No
                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

13,655,340 shares of Common Stock $.01 par value, as of February 12, 1999.

THE HAIN FOOD GROUP, INC.
INDEX


Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1998
         (unaudited) and June 30, 1998

         Consolidated Statements of Income - Three months and six months ended December 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows - Six months ended December 31, 1998 and 1997 (unaudited)

         Consolidated Statement of Stockholders' Equity - Six months ended December 31, 1998 (unaudited)

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II  Other Information

         Items 1 to 3 are not applicable

         Item 4 - Submission of Matter to a Vote of Security Holders

         Item 5 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures


PART I - ITEM 1. - FINANCIAL INFORMATION

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                            December 31       June 30
                                               1998            1998
                                            (Unaudited)       (Note)
                                             ---------       ---------
                         ASSETS
Current assets:
  Cash                                        $471,000        $495,000
  Trade accounts receivable,
   less allowance for doubtful
   accounts of $475,000 and $325,000        18,714,000      13,614,000
  Inventories                               18,691,000      13,278,000
  Other current assets                       3,024,000       1,830,000
                                            ----------      ----------
       Total current assets                 40,900,000      29,217,000

Property and equipment, net
 of accumulated depreciation
 of $1,145,000 and $834,000                  7,601,000       1,065,000
Goodwill and other intangible assets,
 net of accumulated amortization
 of $5,022,000 and $3,320,000              130,043,000      54,253,000
Deferred financing costs, net of
 accumulated amortization
 of $1,218,000 and $1,055,000                1,790,000       1,502,000
Other assets                                 3,711,000       2,254,000
                                           -----------      ----------
    Total assets                          $184,045,000     $88,291,000
                                           ===========      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses    $15,807,000     $9,715,000
  Current portion of long-term debt          9,267,000      4,554,000
  Income taxes payable                       1,122,000        410,000
                                            ----------     ----------
     Total current liabilities              26,196,000     14,679,000

Long-term debt, less current portion        55,630,000     16,561,000
Other liabilities                            2,742,000      2,628,000
Deferred income taxes                        1,221,000      1,176,000
                                            ----------     ----------
        Total liabilities                   85,789,000     35,044,000
                                            ----------     ----------
Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value;
 authorized 5,000,000 shares,
 no shares issued
Common stock - $.01 par value,
 authorized 40,000,000 shares, issued
 13,628,640 and 11,656,299 shares              136,000        117,000
Additional paid-in capital                  85,793,000     45,122,000
Retained earnings                           12,602,000      8,283,000
                                            ----------     ----------
                                            98,531,000     53,522,000
Less: 100,000 shares of treasury
      Stock, at cost                           275,000        275,000
                                            ----------     ----------
        Total stockholders' equity          98,256,000     53,247,000
                                           -----------     ----------
        Total liabilities and
         stockholders' equity             $184,045,000    $88,291,000
                                           ===========     ==========

Note - The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.


See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                              Three Months Ended        Six Months Ended
                                  December 31              December 31
                              1998        1997          1998        1997
                            ----------   ---------   -----------  ----------
Net sales                  $50,602,000  $28,676,000  $94,098,000  $45,012,000

Cost of sales               30,359,000   17,050,000   57,080,000   26,912,000
                            ----------   ----------   ----------   ----------
Gross profit                20,243,000   11,626,000   37,018,000   18,100,000
                            ----------   ----------   ----------   ----------
Selling, general and
 administrative expenses    13,438,000    8,488,000   24,783,000   13,325,000
Depreciation of property
 and equipment                 162,000       66,000      314,000      114,000
Amortization of goodwill
 and other intangible
 assets                        855,000      325,000    1,702,000      535,000
                            ----------    ---------   ----------   ----------
                            14,455,000    8,879,000   26,799,000   13,974,000
                            ----------    ---------   ----------   ----------

Operating income             5,788,000    2,747,000   10,219,000    4,126,000

Interest expense, net        1,169,000      759,000    2,412,000    1,179,000
Amortization of deferred
 financing costs                82,000      143,000      163,000      274,000
                             ---------    ---------    ---------    ---------
                             1,251,000      902,000    2,575,000    1,453,000
                             ---------    ---------    ---------    ---------
Income before income
 taxes                       4,537,000    1,845,000    7,644,000    2,673,000

Provision for income
 taxes                       1,973,000      784,000    3,325,000    1,136,000
                             ---------    ---------    ---------    ---------

Net income                  $2,564,000   $1,061,000   $4,319,000   $1,537,000
                             =========    =========    =========    =========
Earnings Per Common Share:
  Basic                          $0.19        $0.11        $0.32        $0.17
                                  ====         ====         ====         ====

  Diluted                        $0.17        $0.10        $0.28        $0.15
                                  ====         ====         ====         ====

Common equivalent shares:
  Basic                     13,475,000    9,454,000   13,429,000    9,051,000
                            ==========    =========   ==========    =========

  Diluted                   15,437,000   10,925,000   15,402,000   10,445,000
                            ==========   ==========   ==========   ==========

See notes to consolidated financial statements.


THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      Six Months Ended
                                                         December 31
                                                      1998          1997
                                                   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $4,319,000      $476,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation of property and equipment             314,000        48,000
  Amortization of goodwill
   and other intangible assets                     1,702,000       210,000
  Amortization of deferred financing costs           163,000       131,000
  Provision for doubtful accounts                     (3,000)
  Other                                               19,000
  Increase (decrease) in cash attributable
   to changes in assets and liabilities,
   net of amounts applicable to acquired
   businesses:
    Accounts receivable                              (48,000)      296,000
    Inventories                                      885,000      (790,000)
    Other current assets                          (1,151,000)     (172,000)
    Other assets                                  (1,457,000)       30,000
    Accounts payable and accrued expenses         (3,395,000)   (1,471,000)
    Income taxes payable                             712,000       293,000
                                                   ---------       -------
     Net cash provided by (used in)
      operating activities                         2,060,000      (949,000)
                                                   ---------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash
 acquired                                        (24,913,000)      (37,000)
Acquisition of property and equipment               (297,000)      (20,000)
                                                  ----------        ------
    Net cash used in investing activities        (25,210,000)      (57,000)
                                                  ----------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility       3,000,000     1,550,000
Proceeds from senior term loan                    60,000,000
Payment of senior term loan                      (19,475,000)   (1,509,000)
Costs in connection with bank financing             (451,000)     (251,000)
Proceeds from exercise of warrants and options,
 net of related expenses                             917,000     1,293,000
Payment of debt of acquired company              (20,678,000)
Other - net                                         (187,000)     (112,000)
                                                  ----------      --------
    Net cash provided by financing activities     23,126,000       971,000
                                                  ----------       -------
Net (decrease) in cash                               (24,000)      (35,000)

Cash at beginning of period                          495,000       219,000
                                                     -------       -------
Cash at end of period                               $471,000      $184,000
                                                     =======       =======

See notes to consolidated financial statements.


THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 1998


                              Common Stock       Additional
                                         Amount    Paid-in      Retained   Treasury   Stock
                             Shares      at $.01   Capital      Earnings    Shares    Amount      Total
                           ----------    -------   ----------   ---------  -------   --------   ----------
Balance at June 30, 1998   11,656,299   $117,000  $45,122,000  $8,283,000  100,000  ($275,000) $53,247,000

Issuance of 1,716,111
 shares in connection
 with the acquisitions
 of businesses              1,716,111     17,000   39,733,000                                   39,750,000

Exercise of Common Stock
 warrants, net of
 related expenses              90,930      1,000       88,000                                       89,000

Exercise of stock options     165,300      1,000      827,000                                      828,000

Non-cash compensation charge                           23,000                                       23,000

Net income for the period                                       4,319,000                        4,319,000
                           ----------    -------   ----------  ----------  -------    -------   ----------
Balance at
 December 31, 1998         13,628,640   $136,000  $85,793,000 $12,602,000  100,000  ($275,000) $98,256,000
                           ==========    =======   ==========  ==========  =======    =======   ==========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL:

   The Company and its subsidiaries operate as one business segment: the sale of natural and other food products. A substantial portion of the products are manufactured by various co-packers.

   The Company's natural food product lines consist of Hain Pure Foods, Westbrae Natural, Arrowhead Mills, DeBoles Nutritional Foods, Earth's Best (baby foods), and Garden of Eatin'. Other product lines include Hollywood Foods (principally healthy cooking oils), Weight Watchers (dry and refrigerated products), Estee (sugar-free, medically directed foods), Kineret (kosher foods), Terra Chips (natural vegetable chips), Boston Popcorn (snack products) and Nile Spice (dry soup products).


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


3. START UP COSTS:

   In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective beginning on July 1, 1999, and requires the start-up costs capitalized prior to such date be written-off as a cumulative effect of an accounting change as of July 1, 1999 and any future start-up costs to be expensed as incurred. It is not practicable to estimate what effect this change will have on fiscal 2000 earnings, however, had SOP 98-5 been adopted at the beginning of the six month period ended December 31, 1998, income before income taxes would have been reduced by approximately $1,851,000.


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

5. ACQUISITIONS:

   On December 8, 1998, the Company acquired the Nile Spice Soup and Meal
   Cup ("Nile Spice") business from The Quaker Oats Company. The Nile Spice product line includes premium soups and meals packaged in cups that are sold under the Nile Spice and Near East brands. The cash purchase price amounted to approximately $4.3 million. In addition, the Company assumed certain liabilities directly related to the acquired business. The Company used its revolving credit facility to fund the purchase price. Pro forma disclosure was not required in connection with the acquisition.

   On July 1, 1998, the Company acquired the following businesses and brands from The Shansby Group and other investors: Arrowhead Mills (natural foods), DeBoles Nutritional Foods (natural pasta products), Terra Chips (natural vegetable chips) and Garden of Eatin', Inc. (natural snack products). The aggregate purchase price, including acquisition costs, for these businesses amounted to approximately $61.5 million. The purchase price was paid by the issuance of 1,716,111 shares of the Company's common stock with a market value of $39.75 million and approximately $21.7 million in cash. In addition, the Company repaid approximately $20.8 million of outstanding debt of the acquired businesses. To finance the acquisition, the Company entered into a $75 million credit facility with its bank providing for a $60 million Term Loan and a $15 million revolving credit line.

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

   Unaudited pro forma results of operations (in thousands, except per share amounts) for the six months ended December 31, 1997, assuming the above acquisitions, excluding Nile Spice, had occurred as of July 1, 1997 are as follows:

                                              1997
                                             ------
            Net sales                       $83,515
            Net income                        2,513
            Net income per share (diluted)    $0.21

   The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisition.

   The above acquisitions have been accounted for as purchases and, therefore, operating results have been included in the accompanying financial statements from the respective dates of acquisition. Goodwill arising from the acquisitions is being amortized on a straight-line basis over 40 years.

6. INVENTORIES:

                                     Dec. 31          June 30
                                       1998             1998
                                    ----------       ----------
   Finished goods                  $12,385,000      $10,006,000
   Raw materials and packaging       6,306,000        3,272,000
                                    ----------       ----------
                                   $18,691,000      $13,278,000
                                    ==========       ==========

7. LONG-TERM DEBT:

                                     Dec. 31          June 30
                                       1998             1998
                                     -------          -------
   Senior Term Loan                $59,125,000      $18,600,000
   Revolving Credit                  5,350,000        2,350,000
   Notes payable to sellers in
    connection with acquisition
    of companies and other
    long-term debt                     422,000          165,000
                                    ----------       ----------
                                    64,897,000       21,115,000
   Current portion                   9,267,000        4,554,000
                                    ----------       ----------
                                   $55,630,000      $16,561,000
                                    ==========       ==========


   On July 1, 1998, in connection with the acquisitions of businesses from The Shansby Group, the Company and its bank entered into a $75 million Amended and Restated Credit Facility ("Facility") providing for a $60 million senior term loan and a $15 million revolving credit line. The entire senior term loan was borrowed on that date to pay the cash portion of the purchase price of the acquisitions, fund closing costs, repay debt of the acquired businesses, and to repay the then existing balance ($18.6 million) on the Facility. The interest rate on the Facility is based partially on the ratio of outstanding debt to operating cash flow (as defined). The Company may elect to pay interest based on the bank's base rate or the LIBOR rate. Borrowings on a base rate basis may range from 0.50% below the bank's base rate to 1.00% above the bank's base rate. Borrowings on a LIBOR basis may range from 1.75% to 3.00% over the LIBOR rate. The entire senior term loan is currently borrowed on a LIBOR basis. The senior term loan is repayable in quarterly principal installments which commenced on December 31, 1998 through maturity of the Facility on September 30, 2005.

   Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility contains certain financial and other restrictive covenants, which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital and interest and fixed charge coverage ratios and is required to achieve certain earnings levels. As of December 31, 1998, $9.65 million was available under the Company's revolving credit line.


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

   The following table sets forth the computation of basic and diluted earnings per share pursuant to FAS 128.

                                Three Months Ended     Six Months Ended
                                    December 31           December 31
                                 1998        1997       1998       1997
                              ---------   ---------   ---------  ---------
   Numerator:

   Net income - numerator
   for basic and diluted
   earnings per share        $2,564,000  $1,061,000  $4,319,000  $1,537,000
                              =========   =========   =========   =========

   Denominator:

    Denominator for basic
     earnings per share -
     weighted average shares
     outstanding during the
     period (a)              13,475,000   9,454,000  13,429,000   9,051,000
                             ----------   ---------  ----------   ---------


    Effect of dilutive
     securities (b):

     Stock options            1,202,000     539,000   1,211,000     503,000

     Warrants                   760,000     932,000     762,000     891,000
                              ---------   ---------   ---------   ---------
                              1,962,000   1,471,000   1,973,000   1,394,000
                              ---------   ---------   ---------   ---------

    Denominator for diluted
     earnings per share -
     adjusted weighted
     average shares and
     assumed conversions     15,437,000  10,925,000  15,402,000  10,445,000
                             ==========  ==========  ==========  ==========

    Basic earnings
     per share                    $0.19       $0.11       $0.32       $0.17
                                   ====        ====        ====        ====

    Diluted earnings
     per share                    $0.17       $0.10       $0.28       $0.15
                                   ====        ====        ====        ====

     (a) On December 8, 1997, the Company issued 2,500,000 shares of common stock in connection with a public offering. On July 1, 1998, the Company issued 1,716,111 shares in connection with the acquisition of four companies.

     (b) The increase in the amount of dilutive potential shares in the 1998 periods was substantially attributable to an increase in the market price of the Company's common stock over the year earlier period.


9. STOCKHOLDERS' EQUITY:

   In connection with the Westbrae acquisition, the Company issued a warrant to its bank in October 1997 to purchase 114,294 shares of the Company's common stock at an exercise price of $12.294. The value ascribed to this warrant of approximately $377,000 is being amortized over 6 years. In July 1998, in a cashless exercise of the warrant, the Company issued 63,647 shares to the bank.

   In July 1998, warrants for 27,283 shares of the Company's common stock were exercised for aggregate proceeds of approximately $89,000. These warrants were issued in fiscal 1994 to an affiliate of the Company's former investment banking firm at a price of $3.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended December 31, 1998

The Company made the following acquisitions during the fifteen-month period ended December 31, 1998:

             Date of Acquisition      Business Acquired
             -------------------      -----------------
             October 14, 1997         Westbrae Natural, Inc.
             July 1, 1998             Arrowhead Mills, Inc.
             July 1, 1998             Dana Alexander, Inc. ("Terra Chips")
             July 1, 1998             Garden of Eatin', Inc.
             July 1, 1998             DeBoles Nutritional Foods, Inc.
             December 8, 1998         Nile Spice

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

Sales for the current quarter increased by $21.9 million (76%) as compared to the 1997 quarter. A substantial amount of the increase was attributable to the acquisitions.

Gross profit increased by $8.6 million compared with the 1997 quarter, principally because of increased sales volume. Gross profit percentage for the quarter amounted to 40.0%, which is comparable to 40.5% achieved in the corresponding 1997 quarter. Gross profit percentage, however, increased by 1.4% (40.0% vs. 38.6%) over the fiscal 1999 first quarter ended September 30, 1998 due to economies of scale and integration of businesses acquired.

Selling, general and administrative expenses increased by $4.95 million compared with the 1997 quarter. A substantial portion of the increase was attributable to the acquisitions. Such expenses, as a percentage of net sales, amounted to 26.6% in the current quarter compared with 29.6% in the 1997 quarter. The improvement of 3.0% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. Not all of the administrative functions of the businesses acquired on July 1, 1998 have been integrated yet. In addition, selling, general and administrative expenses increased from 26.1%, as a percentage of net sales in the September 30, 1998 quarter to 26.6% in the current quarter, primarily as a result of initiatives to promote awareness of our new brands in an effort to expand product distribution. In the past, under prior management, these brands were not aggressively promoted. The Company plans to continue to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending. During this initiative, there is no guarantee that these investments will be successful and as the Company attempts to reduce its trade spending and increase consumer awareness, there may be a period of overlap.

Amortization of goodwill and other assets increased by approximately $530,000 compared with the 1997 quarter. Substantially all of the increase was attributable to amortization of goodwill acquired in connection with the acquisitions. Amortization of goodwill and other intangible assets amounted to 1.7% of net sales, compared with 1.1% in the 1997 quarter.

Operating income increased by $3.0 million compared to the 1997 quarter. A substantial portion of the increase relates to the significantly higher sales volume. Operating income, as a percentage of net sales, amounted to 11.4%, an increase of 1.8% over the 1997 quarter. This resulted principally from lower selling, general and administrative expenses as a percentage of net sales, offset by slightly lower gross margin percentage and higher goodwill amortization resulting from the acquisitions.

Interest and financing costs in the current quarter increased by $0.3 million compared with the 1997 quarter. This increase was largely attributable to senior bank debt incurred in connection with the acquisitions, offset by reduced interest costs resulting from the prepayment in April 1998 of the Company's 12.5% subordinated debentures. The debentures were paid off with the proceeds of senior bank debt carrying a lower interest rate.

Income taxes, as a percentage of pre-tax income, amounted to 43.5% compared to 42.5% in the 1997 quarter. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective income tax rate for the fiscal year ending June 30, 1999. The higher effective tax rate in the current period is caused by increased amortization of non-deductible goodwill from current year acquisitions, offset by the reduced impact on such rate of amortization of non-deductible goodwill from previous years acquisitions.

Net income in the current quarter increased by approximately $1.5 million, and amounted to 5.1% of net sales, compared with 3.7% in the 1997 quarter. This resulted from the higher level of operating income discussed above, less increased interest costs and a marginally higher effective income tax rate.

Six Months Ended December 31, 1998

Sales for the six months increased by $49.1 million (109%) as compared to the 1997 period. Substantially all of the increase was attributable to the acquisitions.

Gross profit increased by $18.9 million compared with the 1997 period, principally because of increased sales volume. Gross profit percentage for the six months amounted to 39.3%, compared with 40.2% for the 1997 period. The decrease in gross profit percentage is primarily due to the differences in margins achieved on the product mix of existing brands and businesses acquired.

Selling, general and administrative expenses increased by $11.5 million, compared with the 1997 period. A substantial portion of the increase was attributable to the acquisitions. Such expenses, as a percentage of net sales, amounted to 26.3% in the current six months compared with 29.6% in the 1997 period. The improvement of 3.3% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. During the second quarter of fiscal 1999 the Company has started initiatives to promote awareness of our new brands in an effort to expand product distribution. In the past, under prior management, these brands were not aggressively promoted. The Company plans to continue to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending. During this initiative, there is no guarantee that these investments will be successful and as the Company attempts to reduce its trade spending and increase consumer awareness, there may be a period of overlap.

Amortization of goodwill and other intangible assets increased by approximately $1.2 million compared with the 1997 period. Substantially all of the increase was attributable to amortization of goodwill acquired in connection with the acquisitions. Amortization of goodwill and other intangible assets amounted to 1.8% of net sales, compared with 1.2% in the 1997 period.

Operating income increased by $6.1 million compared to the 1997 period. A substantial portion of the increase relates to the significantly higher sales volume. Operating income, as a percentage of net sales, amounted to 10.9%, an increase of 1.7% over the 1997 period. This resulted principally from lower selling, general and administrative expenses as a percentage of net sales, offset by slightly lower gross margin percentage and higher goodwill amortization resulting from the acquisitions.

Interest and financing costs in the six months increased by $1.1 million compared with the 1997 period. This increase was largely attributable to senior bank debt incurred in connection with the acquisitions, offset by reduced interest costs resulting from the prepayment in April 1998 of the Company's 12.5% subordinated debentures. The debentures were paid off with the proceeds of senior bank debt carrying a lower interest rate.

Income taxes, as a percentage of pre-tax income, amounted to 43.5% compared to 42.5% in the 1997 period. The income tax rate utilized for the current six months is based on the Company's estimate of the effective income tax rate for the fiscal year ending June 30, 1999. The higher effective tax rate in the current period is caused by increased amortization of non-deductible goodwill from current year acquisitions, offset by the reduced impact on such rate of amortization of non-deductible goodwill from previous years acquisitions.

Net income in the current six months increased by approximately $2.8 million, and amounted to 4.6% of net sales, compared with 3.4% in the 1997 period. This resulted from the higher level of operating income discussed above, less increased interest costs and a marginally higher effective income tax rate.

Liquidity and Capital Resources

In October 1997, in connection with the acquisition of Westbrae, the Company entered into an amended and restated credit facility with its bank providing for a $30 million senior term loan and a $10 million revolving credit line. In December 1997, the Company issued 2.5 million shares of common stock in a public offering, which raised approximately $20.9 million, which was used to pay down the senior term loan. In April 1998, the Company re-borrowed approximately $9 million under the senior term loan to prepay the Company's $8.5 million 12.5% subordinated debentures.

On July 1, 1998, in connection with the acquisitions on that date described above, the facility was further amended (as amended, the "Facility") to provide for a $60 million senior term loan and a $15 million revolving credit line. The entire senior term loan was borrowed on that date to pay the cash portion of the purchase price of the acquisitions, fund closing costs, and to repay the then existing balance on the Facility. At December 31, 1998, $59.125 million was outstanding under the senior term loan and $5.35 million was outstanding under the revolving credit line.

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

The senior term loan is repayable in quarterly principal installments (the first principal payment commenced on December 31, 1998) through maturity of the Facility on September 30, 2005. Pursuant to the Facility, the Company may borrow under its revolving credit line up to 85% of eligible trade receivables and 60% of eligible inventories.

Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility also contains certain financial and other restrictive covenants. As of December 31, 1998, $9.65 million was available under the Company's revolving credit line. Utilization of the revolving credit line varies over the course of the year based on inventory requirements.

The aggregate principal payments on the senior term loan for the twelve months ending December 31, 1999 are $3.75 million. The Company anticipates that cash flow from operations will be sufficient to meet all of its debt service and operating requirements.

Working capital at December 31, 1998 amounted to approximately $14.7 million, which is deemed adequate to serve the Company's operational needs. Prior to the acquisitions, the Company purchased all of its products from independent co-packers and did not invest in plant or equipment relating to the manufacture of products for sale. The Company has not as yet determined whether it will continue production at the plants acquired in the acquisitions or will delegate such production to independent co-packers. Consequently, there may be some level of capital expenditures in connection with the operation of those plants, but the amount is not considered material in relation to the Company's operations.

The Facility imposes limitations on the incurrence of additional indebtedness and requires that the Company comply with certain financial tests and restrictive covenants. As of December 31, 1998, the Company was in compliance with such covenants.

Year 2000

The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company has completed an assessment of its systems affected by the Year 2000 issue and have found only minor issues to be addressed. The Company believes its business operations computer programs/systems are Year 2000 compliant. Certain systems of the acquired businesses are not Year 2000 compliant; however, the Company will integrate the computer functions of such businesses prior to the end of 1999. Accordingly, it is anticipated that Year 2000 issues will not have a material adverse impact of the Company's financial position, liquidity or results of operations.

The Company has had formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Company believes that the Year 2000 issue will not have a material adverse effect on the Company's financial position, liquidity or results of operations, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Sections 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-ooking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy; the ability to effectively integrate its acquisitions; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel; and changes in, or the failure to comply with government regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

                     PART II - OTHER INFORMATION


Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 8, 1998. The Company submitted the following matters to a vote of security holders:

 (i) To elect a Board of seven directors to serve until the next Annual Meeting of Stockholders; and

(ii) To approve amendments to the Company's 1994 Long Term Incentive and Stock Award Plan to (a) increase the number of shares issuable over the term of the plan by 1,200,000 shares to 2,400,000 in the aggregate and (b) increase the upper limit of the number of shares for which options or stock appreciation rights may be granted to any participant under the plan during any calendar year to 500,000 shares; and

(iii) To approve amendments to the Company's 1996 Directors Stock Option Plan to increase the number of shares issuable over the term of the plan by 200,000 shares to 500,000 shares in the aggregate and (b) allow for discretionary option grants thereunder; and

 (iv) To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 1999 (Ernst & Young LLP were the independent auditors for the fiscal year ended June 30, 1998).

      The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting approximately 11,230,00 votes in favor of each nominee and withholding approximately 50,000 votes for each nominee:

                    Andrew R. Heyer
                    Irwin D. Simon
                    William J. Fox
                    Beth L. Bronner
                    Jack Futterman
                    James Gold
                    Kenneth J. Daley

The stockholders approved the amendments to the Company's 1994 Long Term Incentive and Stock Award Plan casting approximately 2,903,000 votes in favor, 2,205,000 against, 18,000 abstaining and 6,154,000 not voting..

The stockholders approved the amendments to the Company's 1996 Directors Stock Option Plan casting approximately 4,870,000 votes in favor, 298,000 against, 21,000 abstaining and 6,090,000 not voting.

The stockholders ratified the appointment of Ernst & Young LLP casting approximately 11,238,000 votes in favor, 18,000 against and 24,000 abstaining.


Item 5. - Other Information

On December 14, 1998, the Company filed Registration Statement on Form S-8 registering 1,745,000 shares of Common Stock reserved for issuance under the Company's 1994 Long Term Incentive and Stock Award Plan, and 1996 Directors Stock Option Plan.


Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits

             Financial Data Schedule (Exhibit 27)

          b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE HAIN FOOD GROUP, INC.

Date: February 16, 1999                   /s/ Irwin D. Simon
                                              Irwin D. Simon,
                                              President and Chief
                                              Executive Officer


Date: February 16, 1999                    /s/ Gary M. Jacobs
                                               Gary M. Jacobs,
                                               Senior Vice President-Finance
                                               and Chief Financial Officer