Form 10-Q
period 1999-03-31
HAIN FOOD GROUP INC
filed 1999-05-14
CIK 910406

FORM 10-Q


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended: 03/31/99      Commission file number: 0-22818
                               ----------                             -------

                       THE HAIN FOOD GROUP, INC.

        (Exact name of registrant as specified in its charter)


          Delaware                                 22-3240619
_______________________________                    _____________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


    50 Charles Lindbergh Boulevard, Uniondale, New York      11553

_______________________________________________________________________
          (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code: (516) 237-6200
                                                  _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days.


               Yes     X                No
                    _______                  _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

13,970,790 shares of Common Stock $.01 par value, as of May 11, 1999.




                       THE HAIN FOOD GROUP, INC.
                                 INDEX


                                                                   Page
Part I         Financial Information

Item 1.        Financial Statements

          Consolidated Balance Sheets - March 31, 1999
          (unaudited) and June 30, 1998                              2

          Consolidated Statements of Income - Three months and
          nine months ended March 31, 1999 and 1998 (unaudited)      3

          Consolidated Statements of Cash Flows - Nine months
          ended March 31, 1999 and 1998 (unaudited)                  4

          Consolidated Statement of Stockholders' Equity - Nine
          months ended March 31, 1999 (unaudited)                    5

          Notes to Consolidated Financial Statements             6 to 10


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  11 to 15


Part II        Other Information

          Items 1 to 5 are not applicable

          Item 6 - Exhibits and Reports on Form 8-K                 16

          Signatures                                                17











PART I - ITEM 1 - FINANCIAL INFORMATION
THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                            March 31,         June 30,
                                              1999              1998
                                           ----------        ----------
                                           (Unaudited)         (Note)

ASSETS
Current assets:
 Cash                                    $     442,000     $   495,000
 Trade accounts receivable, less
   allowance for doubtful accounts
   of $486,000 and $325,000                 22,245,000      13,614,000
 Inventories                                18,417,000      13,278,000

 Other current assets                        3,865,000       1,830,000
                                           -----------      ----------

Total Current Assets                        44,969,000      29,217,000


Property and equipment, net of
  accumulated  depreciation of
  $1,346,000 and $834,000                    7,798,000       1,065,000
Goodwill and other intangible assets,
  net of accumulated amortization of
  $5,885,000 and $3,320,000                129,219,000      54,253,000

Deferred financing costs, net of
  accumulated  amortization of
  $1,299,000 and $1,055,000                  2,008,000       1,502,000
Other assets                                 4,885,000       2,254,000
                                          ------------     -----------
Total Assets                              $188,879,000     $88,291,000
                                          ============     ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and accrued expenses    $ 17,882,000     $ 9,715,000
 Current portion of long-term debt           6,765,000       4,554,000
 Income taxes payable                        3,493,000         410,000
                                          ------------     -----------
Total current liabilities                   28,140,000      14,679,000


Long-term debt, less current portion        54,456,000      16,561,000
Other liabilities                            2,700,000       2,628,000
Deferred income taxes                        1,222,000       1,176,000
                                          ------------     -----------
Total liabilities                           86,518,000      35,044,000
                                          ------------     -----------

Commitments and contingencies

Stockholder's equity:
 Preferred stock - $.01 par value;
   authorized  5,000,000 shares,
   no shares issued
 Common stock - $.01 par value,
   authorized  40,000,000 shares,
   issued 13,820,640 and  11,656,299
   shares                                      138,000        117,000
 Additional paid-in capital                 86,703,000     45,122,000
 Retained earnings                          15,795,000      8,283,000
                                           -----------     ----------
                                           102,636,000     53,522,000

Less: 100,000 shares of treasury stock,
  at cost                                      275,000        275,000
                                           -----------     ----------
Total stockholder's equity                 102,361,000     53,247,000
                                           -----------     ----------
Total liabilities and stockholder's
  equity                                  $188,879,000    $88,291,000
                                          ============    ===========



Note - The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                           Three Months Ended          Nine Months Ended
                                March 31                   March 31
                           ------------------          -----------------
                            1999        1998            1999         1998
                          ----------  ---------       --------     --------

Net sales               $50,833,000  $28,212,000    $144,931,000  $73,224,000
Cost of Sales            30,494,000   16,692,000      87,574,000   43,604,000
                        -----------  -----------    -------------  ----------
Gross profit             20,339,000   11,520,000      57,357,000   29,620,000
                        -----------  -----------    ------------   ----------

Selling, general and
  administrative
  expenses               12,449,000    8,039,000      37,232,000   21,364,000
Depreciation of
  property and
  equipment                 206,000       69,000         520,000      183,000
Amortization of
  goodwill and other
  intangible assets         863,000      392,000       2,565,000      927,000
                        -----------    ---------      ----------   ----------
                         13,518,000    8,500,000      40,317,000   22,474,000
                        -----------    ---------      ----------   ----------

Operating income          6,821,000    3,020,000      17,040,000    7,146,000
                        -----------   ----------      ----------   ----------

Interest expense, net     1,088,000      527,000       3,500,000    1,706,000
Amortization of
  deferred financing
  costs                      81,000      122,000         244,000      396,000
                        -----------    ---------       ---------    ---------
                          1,169,000      649,000       3,744,000    2,102,000

Income before
  income taxes            5,652,000    2,371,000      13,296,000    5,044,000

Provision for
 income taxes             2,459,000      982,000       5,784,000    2,118,000
                        -----------    ---------      ----------   ----------
Net income              $ 3,193,000  $ 1,389,000     $ 7,512,000   $2,926,000
                        ===========  ===========     ===========   ==========

Earnings Per
Common Share:
 Basic                  $      0.23  $      0.12     $      0.56   $     0.30
                        ===========  ===========     ===========   ==========

 Diluted                $      0.21  $      0.11     $      0.49   $     0.26
                        ===========  ===========     ===========   ==========

Common equivalent
 shares:
 Basic                   13,690,000   11,482,000      13,516,000    9,862,000
                        ===========  ===========     ===========   ==========

 Diluted                 15,562,000   13,167,000      15,392,000   11,352,000
                        ===========  ===========     ===========   ==========

See notes to consolidated financial statements.


THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Nine Months Ended
                                                   March 31
                                               ------------------
                                               1999          1998
                                            ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                 $7,512,000     $ 2,926,000
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities
Depreciation of property and goodwill         520,000         183,000
Amortization of goodwill and other
  intangible assets                         2,565,000         927,000
Amortization of deferred financing costs      244,000         396,000
Provision for doubtful accounts                35,000          76,000
Increase (decrease) in cash attributable
to changes in assets and liabilities,
net of amounts applicable to acquired
 businesses:
 Accounts receivable                       (3,617,000)     (1,856,000)
 Inventories                                1,159,000      (1,267,000)
 Other current assets                      (1,992,000)       (450,000)
 Other assets                              (2,631,000)       (534,000)
 Accounts payable and accrued expenses     (1,320,000)     (3,626,000)
 Income taxes payable                       3,084,000       1,454,000
                                           -----------     -----------
  Net cash provided by (used in)
   operating activities                     5,559,000      (1,771,000)
                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses,
  net of cash acquired                    (24,952,000)    (28,837,000)
Acquisition of property and equipment        (668,000)       (205,000)
                                          ------------    ------------
  Net cash used in investing activities   (25,620,000)    (24,042,000)
                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit
facility, net                                 250,000       1,250,000
Proceeds from senior term loan             60,000,000      30,000,000
Payment of senior term loan               (20,350,000)    (25,342,000)
Costs in connection with bank financing      (750,000)       (785,000)
Proceeds from public stock offering,
 net of related expenses                                   20,852,000
Proceeds from exercise of warrants and
  options, net of related expenses          1,817,000       2,070,000
Payment of debt from acquired company     (20,678,000)     (2,103,000)
Collections of receivables from
  equipment sales                                             303,000
Payment of other long-term debt                              (165,000)
Other - net                                  (281,000)       (191,000)
                                          ------------     -----------
  Net cash provided by financing
    activities                             20,008,000      25,889,000
                                          ------------     -----------
Net (decrease) increase in cash               (53,000)         76,000
Cash at beginning of period                   495,000         219,000
                                          ------------     -----------
Cash at end of period                     $   442,000      $  295,000
                                          ============     ===========


See notes to consolidated financial statements.



THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 1999


                                Common Stock                                    Treasury Stock
                             -----------------                                -------------------
                                                Additional
                                       Amount    Paid -in      Retained
                             Shares    at $.01    Capital      Earnings    Shares      Amount       Total
                            --------   -------  -----------    --------    -------     -------      ------

Balance at June 30, 1998   11,656,299 $ 117,000  $45,122,000  $ 8,283,000  100,000   $(275,000)   $53,247,000

Issuance of 1,716,111
  shares in connection
  with the acquisition
  of businesses             1,716,111    17,000   39,733,000                                        39,750,000

Exercise of Common Stock
  warrants,  net of
  related expenses             90,930     1,000       88,000                                            89,000

Exercise of stock options     357,300     3,000    1,725,000                                         1,728,000

Non-cash compensation
  charge                       35,000                                                                   35,000

Net income for the period                                      7,512,000                             7,512,000
                           ----------  --------  ----------- -----------  --------  ----------    ------------

Balance at March 31, 1999  13,820,640  $138,000  $86,703,000 $15,795,000   100,000  $(275,000)    $102,361,000
                           ==========  ========  =========== ===========  ========  ==========    ============


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

3.   START UP COSTS:

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective beginning on July 1, 1999, and requires the start-up costs capitalized prior to such date be written-off as a cumulative effect of an accounting change as of July 1, 1999 and any future start-up costs to be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing some new operations. It is not practicable to estimate what effect this change will have on fiscal 2000 earnings, however, had SOP 98-5 been adopted at the beginning of the nine month period ended March 31, 1999, income before income taxes would have been reduced by approximately $3,200,000.

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

Unaudited pro forma results of operations (in thousands, except per share amounts) for the nine months ended March 31, 1998, assuming the above acquisitions, excluding Nile Spice which is not material, had occurred as of July 1, 1997 are as follows:

                                       Nine Months Ended
                                         March 31, 1998
                                       -----------------

          Net sales                          $126,175
          Net income                            3,895
          Net income per share (diluted)     $    .30


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


6.   INVENTORIES:

                                   March 31, 1999      June 30, 1998
                                   --------------      -------------

     Finished goods                  $12,105,000        $10,006,000
     Raw materials and packaging       6,312,000          3,272,000
                                     -----------        -----------
                                     $18,417,000        $13,278,000
                                     ===========        ===========

7.   LONG-TERM DEBT:

                                   March 31, 1999       June 30, 1998
                                   --------------       -------------

     Senior Term Loan                $58,250,000         $18,600,000
     Revolving Credit                  2,600,000           2,350,000
     Notes payable to sellers in
       connection with acquisition
       of companies and other
       long-term debt                    371,000             165,000
                                     -----------         -----------
                                      61,221,000          21,115,000
     Current portion                   6,765,000           4,554,000
                                     -----------         -----------
                                     $54,456,000         $16,561,000
                                     ===========         ===========

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

Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility contains certain financial and other restrictive covenants, which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital and interest and fixed charge coverage ratios and is required to achieve certain earnings levels.
As of March 31, 1999, $12.4 million was available under the Company's revolving credit line.

8.   EARNINGS PER SHARE:

The Company reports basic and diluted earnings per share in accordance with FASB Statement No. 128, "Earnings Per Share" ("FAS 128"). Basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share includes all dilutive common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to FAS 128.


                           Three Months Ended         Nine Months Ended
                                March 31                  March 31
                              ------------              ------------
                            1999         1998          1999       1998
                         ----------  -----------    ----------  ----------

Numerator:
Net income - numerator
 for basic and diluted
 earnings per share     $ 3,193,000  $ 1,389,000   $ 7,512,000   $ 2,926,000
                        ===========  ===========   ===========   ===========

Denominator:
Denominator for basic
 earnings per share -
 weighted average
 shares outstanding
 during the period (a)   13,690,000   11,482,000    13,516,000     9,862,000
                       ------------  -----------   -----------    ----------


Effect of dilutive
 securities:

Stock options             1,098,000    1,002,000     1,109,000       928,000

Warrants                    774,000      683,000       767,000       562,000
                        -----------   ----------     ---------     ---------
                          1,872,000    1,685,000     1,876,000     1,490,000
                        -----------   ----------     ---------     ---------

Denominator for
diluted earnings per
share -
 adjusted weighted
 average shares and
 assumed conversions     15,562,000   13,167,000    15,392,000    11,352,000
                        ===========  ===========   ===========    ==========

Basic earnings per
 share                  $      0.23  $      0.12    $     0.56    $     0.30
                        ===========  ===========    ==========    ==========

Diluted earnings per
 share                  $      0.21  $      0.11    $     0.49    $     0.26
                        ===========  ===========    ==========    ==========

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

10.  SUBSEQUENT EVENT:

On April 6, 1999, the Company announced an agreement to acquire 100% of the equity of privately held Natural Nutrition Group, Inc. ("NNG"), a leading manufacturer and marketer of premium natural and organic food products in the United States sold under the Health Valley, Breadshops, and Casbah brands. The purchase price consists of $70 million in cash and a five year $10 million convertible note. The acquisition is expected to close on or about May 18, 1999. sales from NNG, on a pro forma basis, including their previous acquisition for the year ended December 31, 1998, amounted to $72 million.

In addition, the Company announced that it has arranged a committed $160 million senior secured loan facility with IBJ Whitehall Bank & Trust Company, as administrative agent and arranger, and Fleet Bank, N.A., as syndication agent and co-arranger, which provides for a $30 million revolving credit facility and $130 million of term loans. This facility will be used to complete the NNG acquisition, refinance the Company's existing indebtedness and provide for ongoing working capital needs. It is expected that the closing of this credit facility will coincide with the closing of NNG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999

The Company made the following acquisitions over the past eighteen month period ended March 31, 1999:

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

All of the foregoing acquisitions ("the acquisitions" or "acquired businesses") have been accounted for as purchases. Consequently, the operations of the acquired businesses are included in the results of operations from their respective dates of acquisition. Each of the acquired businesses markets and sells natural food products. In addition, on June 1, 1998, the Company entered into a license agreement with H.J. Heinz Company to market and sell Earth's Best baby food products to natural food stores. On April 6, 1999 this licensing agreement was modified with H.J. Heinz to include the sale and distribution of the Earth's Best baby food line into the United States retail grocery and natural food channels.

Sales for the current quarter increased by $22.6 million (80%) as compared to the 1998 quarter. A substantial amount of the increase was attributable to the acquisitions.

Gross profit increased by $8.8 million compared with the 1998 quarter, principally because of increased sales volume. Gross profit percentage for the quarter amounted to 40%, compared to 40.8% achieved in the corresponding 1998 quarter. The decrease in gross profit percentage is primarily due to the differences in margins achieved on the product mix of existing brands and businesses acquired. Gross profit percentage, however, is comparable to the fiscal 1999 second quarter.

Selling, general and administrative expenses increased by $4.4 million compared with the 1998 quarter. A substantial portion of the increase was attributable to the acquisitions. Such expenses, as a percentage of net sales, amounted to 24.5% in the current quarter compared with 28.5% in the 1998 quarter. The improvement of 4.0% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. Not all of the administrative functions of the businesses acquired on July 1, 1998 have as yet been integrated. The Company is in the process of reevaluating its remaining integration plans in light of the pending acquisition of NNG. It is expected that the integration process may not be completed until well into fiscal 2000. During the three months ended March 31, 1999, the Company continued to promote awareness of its new brands and newly acquired products in an effort to expand product distribution into existing and new market channels. Prior to their acquisition by the Company, these brands and certain market channels were not aggressively promoted or pursued. The Company plans to continue to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending; however, the Company believes that certain trade spending categories will increase in the next two to three fiscal quarters which may increase selling, general and administrative expenses to the level experienced in the first two fiscal quarters. During this initiative, there is no guarantee that these investments will be successful, and as the Company attempts to reduce its trade spending and increase consumer awareness, there may be a period of overlap.

Amortization of goodwill and other intangible assets increased by $.5 million compared with the 1998 quarter. Substantially all of the increase was attributable to amortization of goodwill acquired in connection with the acquisitions. Amortization of goodwill and other intangible assets amounted to 1.7% of net sales, compared with 1.4% in the 1998 quarter.

Operating income increased by $3.8 million compared to the 1998 quarter. A substantial portion of the increase relates to the significantly higher sales volume due to the acquisitions. Operating income, as a percentage of net sales, amounted to 13.4%, an increase of 2.7% over the 1998 quarter. This resulted principally from lower selling, general and administrative expenses as a percentage of net sales, offset by a slightly lower gross profit percentage and higher goodwill amortization resulting from the acquisitions.

Interest and financing costs in the current quarter increased by $0.6 million compared with the 1998 quarter. This increase was largely attributable to senior bank debt incurred in connection with the acquisitions, offset by reduced interest costs resulting from the prepayment in April 1998 of the Company's 12.5% subordinated debentures. The debentures were retired with the proceeds of senior bank debt carrying a lower interest rate.

Income taxes, as a percentage of pre-tax income, amounted to 43.5% compared to 41.4% in the 1998 quarter. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective income tax rate for the fiscal year ending June 30, 1999. The higher effective tax rate in the current period is caused by increased amortization of non-deductible goodwill from current year acquisitions, offset by the reduced impact on such rate of amortization of non-deductible goodwill from previous years acquisitions.

Net income in the current quarter increased by approximately $1.8 million, and amounted to 6.3% of net sales, compared with 4.9% in the 1998 quarter. This resulted from the higher level of operating income discussed above, offset by higher interest costs and a marginally higher effective income tax rate.

NINE MONTHS ENDED MARCH 31, 1999

Sales for the nine months increased by $71.7 million (98%) as compared to the 1998 period. Substantially all of the increase was attributable to the acquisitions.

Gross profit increased by $27.7 million compared with the 1998 period, principally because of increased sales volume. Gross profit percentage for the nine months amounted to 39.6%, compared with 40.5% for the 1998 period. The decrease in gross profit percentage is primarily due to the differences in margins achieved on the product mix of existing brands and businesses acquired.

Selling, general and administrative expenses increased by $15.9 million, compared with the 1998 period. A substantial portion of the increase was attributable to the acquisitions. Such expenses, as a percentage of net sales, amounted to 25.7% in the current nine months compared with 29.2% in the 1998 period. The improvement of 3.5% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. During the second quarter of fiscal 1999 the Company started initiatives to promote awareness of our newly acquired brands and products in an effort to expand product distribution in existing and new market channels.
Prior to their acquisition by the Company, these brands and/or market channels were not aggressively promoted. The Company plans to continue to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending. During this initiative, there is no guarantee that these investments will be successful and as the Company attempts to reduce its trade spending and increase consumer awareness, there may be a period of overlap.

Amortization of goodwill and other intangible assets increased by $1.6 million compared with the 1998 period. Substantially all of the increase was attributable to amortization of goodwill acquired in connection with the acquisitions. Amortization of goodwill and other intangible assets amounted to 1.8% of net sales, compared with 1.3% in the 1998 period.

Operating income increased by $9.9 million compared to the 1998 period. A substantial portion of the increase relates to the significantly higher sales volume due to the acquisitions. Operating income, as a percentage of net sales, amounted to 11.8%, an increase of 2% over the 1998 period. This resulted principally from lower selling, general and administrative expenses as a percentage of net sales, offset by a slightly lower gross margin percentage and higher goodwill amortization resulting from the acquisitions.

Interest and financing costs in the nine months increased by $1.6 million compared with the 1998 period. This increase was largely attributable to senior bank debt incurred in connection with the acquisitions, offset by reduced interest costs resulting from the prepayment in April 1998 of the Company's 12.5% subordinated debentures. The debentures were paid off with the proceeds of senior bank debt carrying a lower interest rate.

Income taxes, as a percentage of pre-tax income, amounted to 43.5% compared to 42.5% in the 1998 period. The income tax rate utilized for the current nine months is based on the Company's estimate of the effective income tax rate for the fiscal year ending June 30, 1999. The higher effective tax rate in the current period is caused by increased amortization of non-deductible goodwill from current year acquisitions, offset by the reduced impact on such rate of amortization of non-deductible goodwill from previous years acquisitions.

Net income in the current nine months increased by $4.6 million, and amounted to 5.2% of net sales, compared with 4% in the 1998 period. This resulted from the higher level of operating income discussed above, less increased interest costs and a marginally higher effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

In October 1997, in connection with the acquisition of Westbrae, the Company entered into an amended and restated credit facility with its bank providing for a $30 million senior term loan and a $10 million revolving credit line. In December 1997, the Company issued 2.5 million shares of common stock in a public offering raising approximately $20.9 million, which was used to pay down the senior term loan. In April 1998, the Company re-borrowed approximately $9 million under the senior term loan to prepay the Company's $8.5 million 12.5% subordinated debentures.

On July 1, 1998, in connection with the acquisitions of businesses from the Shansby Group, the facility was further amended (as amended, the "Facility") to provide for a $60 million senior term loan and a $15 million revolving credit line. The entire senior term loan was borrowed on that date to pay the cash portion of the purchase price of the acquisitions, fund closing costs, and to repay the then existing balance on the Facility. At March 31, 1999, $58.3 million was outstanding under the senior term loan and $2.6 million was outstanding under the revolving credit line.

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

Amounts outstanding under the Facility are collateralized by principally all of the Company's assets. The Facility also contains certain financial and other restrictive covenants. As of March 31, 1999, $12.4 million was available under the Company's revolving credit line. Utilization of the revolving credit line varies over the course of the year based on inventory requirements.

The aggregate principal payments on the current senior term loan for the twelve months ending March 31, 2000 are $4.0 million. The Company anticipates that cash flow from operations will be sufficient to meet all of its debt service and operating requirements.

On April 6, 1999, in conjunction with the announcement of the NNG agreement (the purchase price consists of $70 million in cash and a five year $10 million convertible note), the Company announced that it has arranged a committed $160 million senior secured loan facility with IBJ Whitehall Bank & Trust Company, as administrative agent and arranger, and Fleet Bank, N.A., as syndication agent and co-arranger, which provides for a $30 million revolving credit facility and $130 million of term loans. This facility will be used to complete this acquisition, refinance the Company's existing indebtedness and provide for ongoing working capital needs.

Working capital at March 31, 1999 amounted to approximately $16.8 million, which management believes is adequate to serve the Company's operational needs. Prior to the acquisitions, the Company purchased all of its products from independent co-packers and did not invest in plant or equipment relating to the manufacture of products for sale. The Company has not as yet determined whether it will continue production at the plants acquired in the acquisitions, integrate these manufacturing processes into NNG's manufacturing operations or delegate such production to independent co-packers. Consequently, there may be some level of capital expenditure in connection with the operation of those facilities, but the amount is not considered material in relation to the Company's operations.

The Facility imposes limitations on the incurrence of additional indebtedness and requires that the Company comply with certain financial tests and restrictive covenants. As of March 31, 1999, the Company was in compliance with such covenants.

YEAR 2000

The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company has completed an assessment of its systems affected by the Year 2000 issue and have found only minor issues to be addressed. The Company believes its business operations computer programs/ systems are Year 2000 compliant. Certain systems of the acquired businesses, including those of NNG's, are not Year 2000 compliant; however, the Company will integrate the computer functions of such businesses prior to the end of 1999. Accordingly, it is anticipated that Year 2000 issues will not have a material adverse impact of the Company's financial position, liquidity or results of operations.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Financial Data Schedule (Exhibit 27)

     (b)  Reports on Form 8-K

          There were not reports filed on Form 8-K during the three months ended March 31, 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE HAIN FOOD GROUP, INC.






Date:     May 14, 1999                    /s/ Irwin D. Simon
                                          ----------------------------
                                          Irwin D. Simon,
                                          President and Chief
                                          Executive Officer







Date:     May 14, 1999                    /s/Gary M. Jacobs
                                          ----------------------------
                                          Gary M. Jacobs,
                                          Senior Vice President-Finance
                                          and Chief Financial Officer