Form 10-Q/A
period 1998-12-31
HAIN FOOD GROUP INC
filed 1999-06-03
CIK 910406

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




THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      Six Months Ended
                                                         December 31
                                                      1998          1997
                                                   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $4,319,000      $1,537,000
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation of property and equipment             314,000         114,000
  Amortization of goodwill
   and other intangible assets                     1,702,000         535,000
  Amortization of deferred financing costs           163,000         274,000
  Provision for doubtful accounts                     (3,000)         44,000
  Other                                               19,000
  Increase (decrease) in cash attributable
   to changes in assets and liabilities,
   net of amounts applicable to acquired
   businesses:
    Accounts receivable                              (48,000)       (373,000)
    Inventories                                      885,000      (3,654,000)
    Other current assets                          (1,151,000)       (269,000)
    Other assets                                  (1,457,000)       (182,000)
    Accounts payable and accrued expenses         (3,395,000)        577,000
    Income taxes payable                             712,000         484,000
                                                   ---------         -------
     Net cash provided by (used in)
      operating activities                         2,060,000        (913,000)
                                                   ---------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash
 acquired                                        (24,913,000)    (23,381,000)
Acquisition of property and equipment               (297,000)        (91,000)
                                                  ----------      ----------
    Net cash used in investing activities        (25,210,000)    (23,472,000)
                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility       3,000,000         350,000
Proceeds from senior term loan                    60,000,000      30,000,000
Payment of senior term loan                      (19,475,000)    (25,342,000)
Costs in connection with bank financing             (451,000)       (785,000)
Proceeds from public offering,
 net of related expenses                                          20,865,000
Proceeds from exercise of warrants and options,
 net of related expenses                             917,000       1,637,000
Payment of debt of acquired company              (20,678,000)     (2,103,000)
Other - net                                         (187,000)        (30,000)
                                                  ----------      ----------
    Net cash provided by financing activities     23,126,000      24,592,000
                                                  ----------      ----------
Net (decrease) increase in cash                      (24,000)        207,000

Cash at beginning of period                          495,000         219,000
                                                     -------         -------
Cash at end of period                               $471,000        $426,000
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


                                              THE HAIN FOOD GROUP, INC.

Date: June 3, 1999                        /s/ Irwin D. Simon
                                              Irwin D. Simon,
                                              President and Chief
                                              Executive Officer


Date: June 3, 1999                         /s/ Gary M. Jacobs
                                               Gary M. Jacobs,
                                               Senior Vice President-Finance
                                               and Chief Financial Officer