Form 10-Q/A
period 1999-03-31
HAIN FOOD GROUP INC
filed 1999-06-03
CIK 910406

FORM 10-Q/A


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


Sales for the current quarter increased by $22.6 million (80%) as compared to the 1998 quarter. Approximately 90% of the increase was derived from revenues from the acquisitions mentioned above. The remaining 10% was achieved from internal growth.


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


Selling, general and administrative expenses increased by $4.4 million compared with the 1998 quarter. A substantial portion of the increase was attributable to the acquisitions. Such expenses, as a percentage of net sales, amounted to 24.5% in the current quarter compared with 28.5% in the 1998 quarter. The improvement of 4.0% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. Not all of the administrative functions of the businesses acquired on July 1, 1998 have as yet been integrated. The Company is in the process of reevaluating its remaining integration plans in light of the pending acquisition of NNG. It is expected that the integration process may not be completed until well into fiscal 2000. During the three months ended March 31, 1999, the Company continued to promote awareness of its new brands and newly acquired products in an effort to expand product distribution into existing and new market channels. Prior to their acquisition by the Company, these brands and certain market channels were not aggressively promoted or pursued. The Company plans to continue to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending; however, the Company believes that certain spending categories will increase in the next two to three fiscal quarters which may increase selling, general and administrative expense the first two fiscal quarters. These spending categories include, but are not limited to, consumer advertising using radio and print, coupons, establishing web sites, direct mailing programs, and other forms of promotions During this initiative, there is no guarantee that these investments will be successful, and as the Company attempts to reduce its trade spending and increase consumer awareness, there may be a period of overlap.

Amortization of goodwill and other intangible assets increased by $.5 million compared with the 1998 quarter. All of the increase was attributable to amortization of goodwill acquired in connection with the acquisitions. Amortization of goodwill and other intangible assets amounted to 1.7% of net sales, compared with 1.4% in the 1998 quarter.

Operating income increased by $3.8 million compared to the 1998 quarter. Approximately 90% of the increase relates to the significantly higher sales volume due to the acquisitions. Operating income, as a percentage of net sales, amounted to 13.4%, an increase of 2.7% over the 1998 quarter. This resulted principally from lower selling, general and administrative expenses as a percentage of net sales, offset by a slightly lower gross profit percentage and higher goodwill amortization resulting from the acquisitions.

Interest and financing costs in the current quarter increased by $0.6 million compared with the 1998 quarter. This increase was largely attributable to senior bank debt incurred in connection with the acquisitions, offset by reduced interest costs resulting from the prepayment in April 1998 of the Company's 12.5% subordinated debentures. The debentures were retired with the proceeds of senior bank debt carrying an interest rate of approximately 7.8%.


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

NINE MONTHS ENDED MARCH 31, 1999


Sales for the nine months increased by $71.7 million (98%) as compared to the 1998 period. On a pro forma basis, assuming the Westbrae Acquisition had been consummated on July 1, 1997, 95% of the increase was attributable to the acquisitions. The remaining 5% was achieved from internal growth.

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

Operating income increased by $9.9 million compared to the 1998 period. Approximately 95% of the increase relates to the significantly higher sales volume due to the acquisitions. Operating income, as a percentage of net sales, amounted to 11.8%, an increase of 2% over the 1998 period. This resulted principally from lower selling, general and administrative expenses as a percentage of net sales, offset by a slightly lower gross margin percentage and higher goodwill amortization resulting from the acquisitions.

Interest and financing costs in the nine months increased by $1.6 million compared with the 1998 period. This increase was largely attributable to senior bank debt incurred in connection with the acquisitions, offset by reduced interest costs resulting from the prepayment in April 1998 of the Company's 12.5% subordinated debentures. The debentures were paid off with the proceeds of senior bank debt carrying an interest rate of approximately 7.8%.


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


On April 6, 1999, in conjunction with the announcement of the NNG agreement (the purchase price consists of $70 million in cash and a five year $10 million convertible note), the Company announced that it has arranged a committed $160 million senior secured loan facility with IBJ Whitehall Bank & Trust Company, as administrative agent and arranger, and Fleet Bank, N.A., as syndication agent and co-arranger, which provides for a $30 million revolving credit facility and $130 million of term loans. This facility will be used to complete this acquisition, refinance the Company's existing indebtedness and provide for ongoing working capital needs. Upon closing of this facility, the aggregate principal payments on the senior term loans for the twelve months ending March 31, 2000 will be $7.7 million. The Company anticipates that cash flow from operations will be sufficient to meet all of its debt service and operating requirements.


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

YEAR 2000

The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company has completed an assessment of both its information and non-information systems affected by the Year 2000 issue and have found only minor issues to be addressed. The Company believes its business operations computer programs/systems are Year 2000 Compliant. NNG's consumer affairs and payroll timekeeping systems, which are not considered critical to NNG's operations are not Year 2000 compliant; however, the Company will integrate or replace these systems prior to the end of 1999. Accordingly, it is anticipated that Year 2000 issues will not have a material adverse impact of the Company's financial position, liquidity or results of operations.

The Company has had communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has commenced a process of formalizing these communications through the completion of questionnaires. While the Company believes that the Year 2000 issue will not have a material adverse effect on the Company's financial position, liquidity or results of operations, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

In the event that we do not complete our Year 2000 conversion in a timely manner, we will manually perform those tasks which would otherwise be performed by our non-Year 2000-compliant systems until such systems are repaired, upgraded or replaced.


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


                                        THE HAIN FOOD GROUP, INC.






Date:     June 3, 1999                    /s/ Irwin D. Simon
                                          ----------------------------
                                          Irwin D. Simon,
                                          President and Chief
                                          Executive Officer







Date:     June 3, 1999                    /s/Gary M. Jacobs
                                          ----------------------------
                                          Gary M. Jacobs,
                                          Senior Vice President-Finance
                                          and Chief Financial Officer