Form 10-K
period 1999-06-30
HAIN FOOD GROUP INC
filed 1999-09-28
CIK 910406

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934
                     For The Fiscal Year Ended June 30, 1999
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

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. / /

State the aggregate market value of the voting common equity held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Class of Voting Stock and Number                     Market Value Held
of Shares Held by Non-Affiliates                     by Non-affiliates*

10,178,833 shares of Common Stock                      $263,377,304

* Based on the last reported sale price for the Common Stock on Nasdaq National Market on September 17, 1999

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. Common Stock, par value $.01 per share, 14,480,097 shares outstanding as of September 17, 1999

                       Documents Incorporated by Reference

          Document                                    Part of the Form 10-K
                                                      into which Incorporated

The Hain Food Group, Inc. Definitive                        Part III
Proxy Statement for the Annual Meeting
of Stockholders to be Held December 7, 1999

                                TABLE OF CONTENTS


PART I                                                                    Page

    Item 1.         Business ..............................................  2
                    General ...............................................  2
                    Product Overview ......................................  4
                    Products ..............................................  5
                    New Product Development ...............................  6
                    Manufacturing .........................................  6
                    Marketing and Distribution ............................  7
                    Trademarks ............................................  8
                    Competition ...........................................  8
                    Government Regulation .................................  8
                    Note Regarding Forward Looking Information ............  9

    Item 2.         Properties ............................................  9

    Item 3.         Legal Proceedings ..................................... 10

    Item 4.         Submission of Matters to a Vote of Security Holders ... 10

PART II

    Item 5.         Market for Registrant's Common Equity and
                    Related Stockholder Matters ........................... 11

    Item 6.         Selected Financial Data ............................... 12

    Item 7.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ......... 13

    Item 7A.       Quantitative and Qualitative Disclosures
                    About Market Risk ..................................... 19

    Item 8.         Financial Statements and Supplementary Data ........... 19

    Item 9.         Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure ................ 43

PART III

    Item 10.      Directors and Executive Officers of
                    the Registrant ........................................ 43

    Item 11.      Executive Compensation .................................. 43

    Item 12.      Security Ownership and Certain Beneficial
                    Owners and Management ................................. 43

    Item 13.      Certain Relationships and Related Transactions .......... 43

PART IV

    Item 14.      Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K ............................... 43

    Signatures ............................................................ 46

                                     PART I

                            THE HAIN FOOD GROUP, INC.



Item 1. Business.

General

The Hain Food Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") market, distribute and sell natural, organic and specialty food products under brand names which are sold as Abetter for your products. The product categories encompass natural and organic foods, medically-directed foods, weight-loss and portion control foods, snack foods and kosher foods. These products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade. Approximately 75% of the Company's revenues for fiscal 1999 were derived from products which are produced by independent food manufacturers ("co-packers") using proprietary specifications controlled by the Company. In prior years, 100% of the Company's revenues were derived from products produced by co-packers.

The Company was organized in May 1993 to acquire specialty food brands. Since its formation, the Company has completed a number of acquisitions of companies and brands. The principal companies and brands acquired are as follows:

     Kineret Foods Corporation, a kosher foods company, acquired in November
     1993.

     Hain Pure Food Co., Inc., a natural food product company, including Hollywood Foods, a maker of cooking oils, condiments and vegetable juice under the Hollywood brand, acquired in April 1994.

     The Estee Company, a maker of sugar-free, medically directed food products under the Estee brand, acquired in November 1995.

     Weight Watchers dry and refrigerated products, which the Company sells under a license from H.J. Heinz Company ("Heinz") granted in March 1997.

     Boston Better Snacks ("Boston Popcorn"), a snack foods producer, acquired in May 1997.

     Westbrae Natural, Inc. through which the Company sells natural foods under the Westbrae, Westsoy, Little Bear and Bearitos labels, acquired in October 1997.

     Earth's Best natural baby food products sold to natural food stores, pursuant to a license from Heinz acquired in May 1998. On April 6, 1999, the Company expanded this licensing agreement with Heinz whereby the Company was given the exclusive sale and distribution rights of the Earth's Best baby food products into the United States retail grocery and natural food channels.

In addition, at June 30, 1999, the Company owned the Farm Foods, Harry's Premium Snacks, Featherweight, and Alba Foods brands.

On July 1, 1998, the Company acquired the following businesses and brands from The Shansby Group and other investors:

     Arrowhead Mills, Inc., a natural food company.

     DeBoles Nutritional Foods, Inc., a natural pasta products company.

     Dana Alexander, Inc. the maker of Terra Chips natural vegetable chips.

     Garden of Eatin', Inc., a natural snack products company.

The aggregate purchase price for these businesses was approximately $82.3 million. The purchase price was paid by the issuance of 1,716,111 shares of the Company's common stock with a market value of $39.75 million and $21.7 million in cash from the proceeds of an amended and restated credit agreement with the Company's banks. In addition, the Company repaid approximately $20.8 million of outstanding debt of these acquired businesses.

On December 8, 1998, the Company acquired the Nile Spice soup and meal cup ("Nile Spice") business from The Quaker Oats Company. The Nile Spice product line includes premium soups and meals packaged in cups that are sold under the Nile Spice and Near East brands. The Near East brand is sold under a licensing agreement through December 2000. In addition, the Company assumed certain liabilities directly related to the acquired business. The Company used its revolving credit facility to fund the purchase price.

On May 18, 1999, the Company acquired Natural Nutrition Group, Inc. and its subsidiaries ("NNG"). NNG is a manufacturer and marketer of premium natural and organic food products primarily under its Health Valley, Breadshop's and Sahara Natural brands. The aggregate purchase price, including acquisition costs amounted to approximately $82 million. The purchase price was paid by approximately $72 million in cash and the issuance of $10 million in convertible promissory notes. To finance the cash portion of the acquisition, the Company entered into a $160 million senior secured loan, which replaced the Company's existing loan facility, which provided for a $30 million revolving credit facility and $130 million in term loans.

The Company's brand names are well recognized in the various market categories they serve. Hain has acquired its brands over the past six years and will seek future growth through internal expansion, as well as the acquisition of complementary brands.

Presently, Hain Pure Food Co., Inc., Kineret Foods Corporation, Westbrae Natural, Inc. and subsidiaries, Arrowhead Mills, Inc. and subsidiaries and Natural Nutrition Group, Inc. and subsidiaries are the Company's only subsidiaries. Garden of Eatin' was merged into Arrowhead Mills on July 1, 1998. The other brands are operated as divisions of the Company.

On September 27, 1999, the Company announced that it had entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally. In connection with the alliance, the Company issued 2,837,343 shares (the "Investment Shares") of its common stock, par value $.01 per share (the "Common Stock") to Earth's Best, Inc. ("Earth's Best"), a wholly owned subsidiary of Heinz, for an aggregate purchase price of $82,383,837 under a securities purchase agreement dated September 24, 1999. The Company used $75 million of the proceeds to reduce its borrowings under the Amended Facility.

In addition, in a separate transaction, the Company announced that it acquired from Earth's Best certain of its assets for $22 million. In consideration for the assets, the Company paid a combination of $4,620,000 in cash and 670,234 shares of Common Stock valued at $17,380,000 (the "Acquisition Shares," and together with the Investment Shares, the "Shares").

After the issuance of these Shares, Heinz, through its Earth's Best subsidiary, holds a 19.5% interest in the Company. The Company and Earth's Best have also entered into an investor's agreement that sets forth certain restrictions and obligations of the Company and Earth's Best and its affiliates relating to the Shares, including a restriction on Earth's Best's ability to sell any shares of Common Stock or acquired any additional shares of Common Stock, except with respect to certain preemptive rights provisions, for a period of eighteen months and a registration rights agreement that provides Earth's Best and its affiliates customary registration rights relating to the Shares.

The Company's overall mission is to be a leading marketer and seller of natural, organic and speciality food products by integrating all of its brands under one management team and employing a uniform marketing, sales and distribution program. The Company's business strategy is to capitalize on the brand equity and the distribution previously achieved by each of the Company's acquired product lines and to enhance revenues by strategic introductions of new product lines that complement existing products. The foundation of this strategy has been established through the acquisitions referred to above and the introduction of a number of new products. The Company believes that by integrating its various brand groups, it will achieve efficiencies of scale and enhanced market penetration. The Company considers the acquisition of natural, organic and speciality food companies and product lines as an integral part of its business strategy. To that end, the Company from time to time reviews and conducts preliminary discussions with acquisition candidates.

As of June 30, 1999, the Company employed a total of 587 full-time employees and 125 temporary employees. The Company intends to continue to integrate the operations and management of the acquired businesses, and it is anticipated that the number of employees will be reduced over the course of the fiscal year ending June 30, 2000. Certain hourly employees at the Health Valley facility have elected to be represented by the Bakery, Confectionary and Tobacco Workers' Union (the "Union"). The Company, and NNG prior to its acquisition by the Company, have been engaged in negotiations with the Union since November 1997; however, no agreement has been reached. As of this date, the Company continues to negotiate with the Union. The Company believes that its relations with its employees are good.

Product Overview

Natural and Organic Food Products

The Company's Hain, Westbrae, Westsoy, Little Bear, Bearitos, Arrowhead Mills, Terra Chips, DeBoles, Garden of Eatin', Health Valley, Sahara Natural, Breadshop's, Nile Spice, Earth's Best, Harry's Premium Snacks and Farm Foods businesses market and distribute a full line of natural food products. The Company is a leader in many of the top 15 natural food categories. Natural foods are defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of the Company's products are also made with "organic" ingredients which are grown without dependence upon artificial pesticides, chemicals or fertilizers.

Medically-Directed and Weight Management Products

The Company's Estee and Featherweight businesses market and distribute a full line of sugar-free, fructose sweetened and low sodium products targeted towards diabetic and health conscious consumers and persons on medically-restricted diets. Under a license agreement, the Company manufactures, markets and sells Weight Watchers weight-loss and portion control dry grocery products.

Specialty Cooking Oils

The Company's Hollywood Foods business markets a line of specialty cooking oils that are enhanced with Vitamin E to maintain freshness and quality. The Hollywood product line also includes carrot juice, mayonnaise and margarine. Hollywood products are primarily sold directly to supermarkets and other mass market merchandisers.

Kosher Foods

The Company's Kineret business markets and distributes a line of frozen and dry kosher food products. Kosher foods are products that are prepared in a manner consistent with Kosher dietary laws.

Snack Foods

The Company manufactures, markets and sells a variety of potato and vegetable chips, organic tortilla style chips, pretzels, popcorn and potato chips under the Terra Chips, Garden of Eatin', Little Bear, Boston Popcorn and Harry's Original names.

Products

The Company's natural food product lines consist of approximately 680 branded items and include non-dairy drinks (soy and rice milk), popcorn cakes, soups, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking oils, gourmet vegetable chips, tortilla chips, and potato chips. For fiscal 1999 and 1998, non-dairy drinks were approximately 18% and 19%, respectively, of total sales.

The Company's Health Valley and Breadshop's brands currently market over 250 products consisting of breakfast cereals and granolas, granola bars, cereal bars, cookies, crackers, canned and instant soups and chilis, as well as other food products.

The Company's Sahara brand (sold under the name Casbah) markets a line of speciality mid-eastern style vegetarian main and side dish mixes.

The Company's Hollywood brand products consist of approximately 8 products sold principally through the supermarket distribution channel. Principal products are safflower, canola, and peanut oils, and carrot juice. Hollywood cooking oils are enhanced with Vitamin E.

The Estee line of products consists of approximately 80 sugar-free and fructose sweetened food products which are distributed nationwide to supermarkets, food service distributors, specialty groceries, mass merchandisers, drug stores and other merchants.

Kineret offers a line of kosher frozen food products under the Kineret and Kosherific labels. The Kineret products include fish products, potato pancakes, blintzes, challah bread, pastry dough, and assorted other food products. Recently, the Company introduced a line of dry grocery products for Passover.

Boston Popcorn and Harry's products consist of approximately 50 varieties of popcorn, potato chips, tortilla chips and other snack food items.

Arrowhead Mills and DeBoles produce over 260 food products in ready-to-eat cereals, hot cereals, pastas, flour, baking mixes, soups and chilis, packaged grain, nut butters and nutritional oils. A majority of these products are organic.

Terra Chips natural food products consist of approximately 40 items comprised of varieties of potato chips, sweet potato chips and other vegetable chips.

Garden of Eatin' natural food products substantially consist of a variety of organic tortilla chip products.

The Company continuously evaluates its existing products for taste, nutritional value and cost and makes improvements where possible. The Company will discontinue products or stock keeping units when sales of those items do not warrant further production.

New Product Development

The Company intends to continue its policy of introducing new products or product line extensions that complement its existing products. The Company introduced a substantial number of new products in various categories over the last three fiscal years.

Manufacturing

During fiscal 1999, approximately 75% of the Company's revenue was derived from products manufactured at independent co-packers. The Company has selectively consolidated its co-packing arrangements for its products. The Company presently obtains all of its requirements for rice and popcorn cakes from two suppliers, all of its non-dairy drinks from three suppliers, principally all of its tortilla chips from two suppliers, all of its requirements for Terra's Yukon Gold line from one supplier and all of its cooking oils from one supplier. Heinz manufactures the Earth's Best baby food products. Boston Popcorn products are manufactured principally by three co-packers. Pursuant to its co-packing arrangements, the Company purchases substantially all of its products as finished goods.

The remaining 25% of the Company's revenue was derived from products manufactured in plants currently operated by the Company. As of June 30, 1999, the Company operated six manufacturing facilities, primarily producing hot and cold cereals, baked goods, dry soup and meal cups, pasta and certain vegetable chips. It is the intention of the Company to close certain of these facilities and consolidate their operations. Subsequent to June 30, 1999, two of these facilities have been closed and their operations were integrated into the Company's Irwindale, California facility. The Company is currently in the process of integrating a third facility, which is expected to be completed over the next six months.

Kineret products are primarily processed under the supervision of the Orthodox Union which certifies a product as kosher. The Orthodox Union must approve both the ingredients contained in the product and the facility manufacturing or processing the product.

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

Marketing and Distribution

A majority of the products marketed by the Company are sold through independent distributors. Most sales orders are received from third-party food brokers. The Company has recently been increasing its direct sales force for natural food products and reducing its reliance on food brokers. Food brokers act as agents for the Company within designated territories, usually on a non-exclusive basis, and receive commissions. Food distributors purchase products from the Company for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions are generally made in their sole discretion, although the Company may participate in product pricing during promotional periods.

The Company utilizes retail-in-store events such as product demonstrations and product sampling, and point of sale displays. The Company also sponsors and participates in local distributor and retailer "events", distributes coupons, and utilizes advertising in trade magazines and distributor catalogues.

The Company's customer base consists principally of mass-market merchandisers, natural food distributors, supermarkets, drug store chains, club stores and grocery wholesalers. During the year ended June 30, 1999, sales to United Naturals, Inc. and Tree of Life (natural food distributors) accounted for approximately 23% and 19%, respectively, of the Company's net sales. During the years ended June 30, 1998 and 1997, sales to United Naturals, Inc. and Tree of Life accounted for approximately 20% and 12%, respectively, of the Company's net sales. Foreign sales are not significant.

Trademarks

The Company's trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries. The Company owns the trademarks for the principal products, including for the Arrowhead Mills, Bearitos, Breadshop's, Casbah, DeBoles, Estee, Garden of Eatin', Hain Pure Foods, Health Valley, Kineret, Little Bear Organic Foods, Nile Spice, Terra, Westbrae, and Westsoy brands. The Company sells the Earth's Best and Weight Watchers products pursuant to licenses from Heinz. The Company believes that its trademarks and trade names are significant to the marketing and sale of the Company's products and that the inability to utilize certain of these names could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

The Company operates in highly competitive geographic and product markets, and some of these markets are dominated by competitors with greater resources than the Company's. The Company cannot be certain that it can successfully compete for sales to distributors or stores that purchase from larger, more established companies, that have greater financial, managerial, sales and technical resources. In addition, the Company competes for limited retailers' shelf space for its products. Larger competitors, such as mainstream food companies like Nabisco or General Mills, also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with the Company's products. Retailers have also begun to market competitive products under their own private labels. In the future, the Company's competitors may introduce other products that compete with the Company's products and these competitive products may have an adverse effect on the Company's business, results of operations and financial condition.

Government Regulation

The Company and its manufacturers, distributors and co-packers are subject to extensive regulation by federal, state and local authorities that affect its business. The federal agencies governing the Company's business include the Federal Trade Commission ("FTC"), The Food and Drug Administration, the United States Department of Agriculture and the Occupational Safety and Health Administration. These agencies regulate, among other things, the production, sale, safety, advertising, labeling of and ingredients used in the Company's products. Under various statutes these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the FDA must approve the Company's products, including a review of the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of the Company's business is subject to regulation by the FTC. The Company's activities are also regulated by state agencies as well as county and municipal authorities. The Company is also subject to the laws of the foreign jurisdictions in which the products are sold.

New government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of the Company's products. If the Company fails to comply with applicable laws and regulations, it may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the business, results of operations and financial condition. The Company has not experienced any regulatory problems in the past and has not been subject to any fines or penalties.

Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy; the ability to effectively integrate its acquisitions; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel; and changes in, or the failure to comply with government regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Item 2.    Properties.

The Company's corporate headquarters are located in approximately 17,000 square feet of leased office space located at 50 Charles Lindbergh Boulevard, Uniondale, New York. This lease, as amended, runs through October 2002. The current annual rental is approximately $415,000.

The Company leases 100,000 square feet of space in a building located in Compton, California, consisting of 90,000 square feet of warehouse space and 10,000 square feet of office space. The lease expires during fiscal 2003 and provides for a current annual rental of approximately $396,000. This facility serves as the Company's West Coast distribution center for principally all of the Company's product lines.

The Company operates a 7,000 square foot warehouse and distribution center located in East Hills, New York which it utilizes to distribute its frozen kosher food products. This lease, which provides for annual net rental of approximately $50,000, expires in fiscal 2005.

As part of the NNG acquisition, the Company extended the then existing leases of Health Valley to provide 180,000 square feet of manufacturing, warehouse and distribution space in Irwindale, California. These leases provide for combined annual rentals of approximately $900,000 and expire June 2004.

The Company owns and operates two manufacturing and distribution centers in Hereford, Texas and Shreveport, Louisiana for certain of its natural food product lines. These facilities also support certain administrative functions.

In addition to the foregoing distribution facilities operated by the Company, the Company also utilizes bonded public warehouses from which it makes deliveries to customers.

Item 3.  Legal Proceedings.

In April 1999, an arbitrator ruled in favor of a former financial advisor of Westbrae who claimed fees and expenses due in connection with the sale of Westbrae to the Company in October 1997. The Company paid approximately $1.3 million, including legal fees, as a result of the arbitrator's decision, which amount had been provided for in connection with the 1997 acquisition of Westbrae.

From time to time, the Company is involved in litigation, incidental to the conduct of its business. In the opinion of management, disposition of pending litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

Item 4   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The outstanding shares of Common Stock, par value $.01 per share, of the Company are traded on Nasdaq's National Market System. The following table sets forth the reported high and low closing prices for the Common Stock for each fiscal quarter from July 1, 1997 through September 17, 1999.

                                                                  Common Stock
                                                    1999                               1998
                                                    ----                               ----
                                            High             Low              High              Low
                                            ----             ---              ----              ---

First Quarter                             $ 27 3/4         $ 14 7/8        $11 15/16         $ 4 27/32
Second Quarter                                  25           12 1/8           12 3/4             8 5/8
Third Quarter                               23 1/8           15 1/8         19 13/16            9 1/16
Fourth Quarter                              21 1/2          16 1/16           27 1/4          17 11/16
July 1 - September 17, 1999                 27 1/8          21 3/16

As at September 17, 1999, there were 117 holders of record of the Company's Common Stock.

The Company has not paid any dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate declaring or paying any dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, the general financial condition of the Company and general business conditions. The ability of the Company to pay dividends is currently restricted by covenants contained in its credit agreement with its bank.

Item 6.    Selected Financial Data.

The following information has been summarized from the Company's financial statements and should be read in conjunction with such financial statements and related notes thereto (in thousands, except per share amounts):

                                                                            Year Ended June 30
                                           1999             1998             1997             1996             1995
                                           ----             ----             ----             ----             ----

Operating results:
Net sales                                   $205,969          $104,253         $65,353           $68,606        $ 58,076
Income before extraordinary charge
                                            $ 11,030            $4,634         $ 1,069           $ 2,134          $2,365
Extraordinary charge                            -               (1,342)            -                 -              -
                                            --------          --------         -------           -------        --------
Net income                                  $ 11,030            $3,292         $ 1,069           $ 2,134          $2,365
Basic earnings per common share:

Income before
extraordinary charge
                                               $ .81             $ .45           $ .12             $ .24           $ .28
Extraordinary charge                            -                 (.13)           -                  -               -
                                            --------          --------         -------           -------        --------

Net income                                     $ .81             $ .32           $ .12             $ .24           $ .28
Diluted earnings per common share:

Income before
extraordinary charge
                                               $ .71             $ .39           $ .12             $ .24           $ .28
Extraordinary charge                            -                 (.11)           -                 -               -
                                            --------          --------         -------           -------        --------

Net income                                     $ .71             $ .28           $ .12             $ .24           $ .28
Financial Position:

Working Capital                             $ 18,877          $ 14,538         $ 4,482           $ 6,540          $8,883
Total Assets                                 281,822            88,291          48,895            47,442          34,921
Long-term Debt                               130,683            16,561          10,756            12,105           7,277
Stockholders' Equity                         110,001            53,247          25,059            24,424          22,290

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

     The Company made the following acquisitions or entered into licensing agreements during the three years ended June 30, 1999:

     On March 31, 1997, the Company entered into a license agreement with Weight Watchers Gourmet Food Company (a wholly-owned subsidiary of H. J. Heinz Company) to manufacture, market and sell Weight Watchers weight loss and portion controlled dry products.

     On May 23, 1997, the Company purchased substantially all of the assets and business, subject to certain liabilities of The Boston Popcorn Company, a manufacturer and marketer of popcorn and chip products principally in New England and the New York City metropolitan areas.

     On July 15, 1997, the Company acquired Alba Foods from Heinz USA, a division of Heinz.

     On October 14, 1997, the Company acquired all of the capital stock of Westbrae Natural, Inc. ("Westbrae").

     On May 31, 1998, the Company acquired Harry's Premium Snacks.

     On May 1, 1998, the Company entered into a license agreement with Heinz to market and sell Earth's Best baby food products to natural food stores. On April 6, 1999, the Company expanded this licensing agreement with Heinz whereby the Company was given the exclusive sale and distribution rights of the Earth's Best baby food products into the United States retail grocery and natural food channels.

     On July 1, 1998, the Company acquired the following businesses and brands from The Shansby Group and other investors: Arrowhead Mills, DeBoles Nutritional Foods, Terra Chips, and Garden of Eatin', Inc.

     On December 8, 1998, the Company acquired the Nile Spice soup and meal cup ("Nile Spice") business from The Quaker Oats Company. The Nile Spice product line includes premium soups and meals packaged in cups that are sold under the Nile Spice and Near East brands. The Near East brand is sold under a licensing agreement through December 2000.

     On May 18, 1999, the Company acquired NNG. NNG is a manufacturer and marketer of premium natural and organic food products primarily under its Health Valley, Breadshop's and Sahara brands.

     All of the foregoing acquisitions ("the acquisitions" or "acquired businesses") have been accounted for as purchases. Consequently, the operations of the acquired businesses are included in the results of operations from their respective dates of acquisition. Each of the acquired businesses markets and sells natural food products unless otherwise noted.

Results of Operations

Fiscal 1999 Compared to Fiscal 1998:

     Net sales for fiscal 1999 were $206 million, an increase of 98% over net sales of $104.3 million in fiscal 1998. 94% of the increase was derived from revenues of acquired businesses or revenues resulting from licensing agreements entered into during fiscal 1999.

     Gross profit for 1999 increased by approximately $41.3 million to $83.8 million (40.7% of net sales) as compared to $42.5 million (40.7% of net sales) in 1998. The increase in gross profit dollars was a direct result from the increased sales level in 1999.

     Selling, general and administrative expenses increased by $24 million to $54.4 million in 1999 as compared to $30.4 million in 1998. Such expenses, as a percentage of net sales, amounted to 26.4% in 1999 compared with 29.2% in the 1998 period. The improvement of 2.8% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. Not all of the administrative functions of the businesses acquired during fiscal 1999 have as yet been integrated. It is expected that the integration process may not be completed until the end of fiscal 2000. During the second quarter of fiscal 1999, the Company aggressively started to promote awareness of its newly acquired brands and products in an effort to expand product distribution into existing and new market channels and territories. Prior to their acquisition by the Company, these brands and certain market channels were not aggressively promoted.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective beginning on July 1, 1999, and requires the start-up costs capitalized prior to such date be written-off as a cumulative effect of an accounting change as of July 1, 1999. Any future start-up costs are to be expensed as incurred. Start up activities are broadly defined as those one time activities related to introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing some new operation. Had SOP 98-5 been adopted at the beginning of the years ended June 30, 1999 and 1998, selling, general and administrative expenses would have increased $4.1 million and $1.0 million respectively. Without consideration to the one-time accounting change, operating results subsequent to fiscal year 1999 are not expected to be materially affected by the adoption of SOP 98-5.

     The Company plans to continue to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending. These spending categories include, but are not limited to, consumer advertising using radio and print, coupons, direct mailing programs, and other forms of promotions. There is no guarantee that these investments will be successful, and as the Company attempts to reduce its trade spending and increase consumer awareness, there may be a period of overlap.

     Depreciation and amortization of property and equipment, goodwill and other intangible assets increased by $2.7 million from 1998 to 1999. $2.3 million of this increase was attributable to amortization of goodwill acquired in connection with the acquisitions during fiscal 1999. Depreciation and amortization expense in total, amounted to 2% of net sales in 1999, compared with 1.5% in 1998.

     Operating income increased by $14.6 million compared to the 1998 period. Approximately 95% of the increase was derived from higher sales volume due to the businesses acquired in 1999. Operating income as a percentage of net sales, amounted to 12.2%, an increase of 2.1% over the 1998 period. This resulted principally from lower selling, general and administrative expenses as a percentage of net sales, offset by slightly higher depreciation and goodwill amortization resulting from the acquisitions.

     Interest and financing costs for 1999 amounted to $5.7 million, an increase of $3.1 million over the 1998 period. The increase was due to the debt incurred in connection with the fiscal year 1999 acquisitions, partially offset by reduced interest costs resulting from the prepayment in April 1998 of the Company's then 12.5% subordinated debentures. The debentures were retired with the proceeds of senior debt carrying an interest rate of approximately 7.8%.

     Income before income taxes for 1999 increased to $19.4 million (9.4% of net sales) from $7.9 million (7.6% of net sales) in 1998. This significant improvement in profitability was attributable to the aforementioned increase in sales, lower selling, general and administrative expenses as a percentage of sales, offset by higher depreciation, amortization and interest expenses, as a percentage of sales.

     Income taxes increased to $8.4 million in 1999 compared to $3.3 million in 1998. The effective tax rate was 43.2% in 1999 compared with 41.2% in 1998. 1% of the increase in the effective tax rate was caused by the higher federal statutory rate resulting from the Company's higher level of income, with a 1% increase in the amortization of nondeductible goodwill arising from current year acquisitions. In connection with the acquisition of NNG on May 18, 1999 referred to above, and other mitigating factors, the Company anticipates that its effective income tax rate in fiscal year ending June 30, 2000 will be approximately 45%.

     Net income for 1999 increased by $7.7 million over 1998 and amounted to 5.4% of net sales, compared with 3.2% in the 1998 period. The increase was a result of a higher level of operating income discussed above offset by higher interest costs and higher effective tax rates. In addition, in 1998 the Company recorded an extraordinary charge of $1.3 million, net of tax benefit, resulting from the aforementioned prepayment of its 12.5% subordinated debentures in April 1998.

Fiscal 1998 Compared to Fiscal 1997:

     Net sales for 1998 increased by approximately $38.9 million to $104.3 million as compared with $65.4 million in 1997. Sales of Westbrae accounted for a substantial portion of the increase.

     Gross profit for 1998 increased by approximately $17.9 million to $42.5 million (40.7% of sales) as compared to $24.6 million (37.6% of sales) in 1997. The increase in gross profit dollars was attributable largely to the increased sales level in 1998. The increase in the gross margin percentage was attributable principally to a reduction in warehousing and delivery costs as a percentage of sales and the effect of the Westbrae acquisition.

     Selling, general and administrative expenses increased by $10.8 million to $30.4 million (29.2% of sales) in 1998 as compared with $19.7 million (30.1% of sales) in 1997. Substantially all of the dollar increase was attributable to the acquisition of Westbrae. The 0.9% reduction in such costs as a percentage of sales was attributable principally to higher sales levels which have the impact of better absorption of general operating costs.

     Depreciation and amortization costs increased to $1.6 million in 1998 from $0.9 million in 1997. The principal factor contributing to in the increase was amortization of goodwill acquired in connection with the acquisition of Westbrae and the other businesses during the past three fiscal years.

     Interest and financing costs for 1998 amounted to $2.6 million in 1998 as compared with $2.1 million in 1997. In October 1997, the Company acquired Westbrae principally with the proceeds of bank borrowings. In December 1997, the Company issued 2.5 million shares of common stock in a public offering, the proceeds of which were used to pay down a substantial portion of the debt incurred in connection with the Westbrae acquisition. Accordingly, between October 14, 1997 and December 9, 1997 there was a higher level of debt which accounted for most of the increase in interest expense.

     In April 1998, the Company prepaid $8.5 million of its 12.5% subordinated debentures with the proceeds of less costly bank borrowings. This prepayment will result in lower interest costs subsequent to the prepayment.

     Income before income taxes and extraordinary charge for 1998 increased to $7.9 million (7.6% of sales) from $1.9 million (2.8% of sales) in 1997. This significant improvement in profitability was attributable to the aforementioned increase in sales, the improvement in gross profit margins, lower selling, general and administrative expenses as a percentage of sales, offset by the increase in amortization of goodwill and interest costs.

     Income taxes increased to $3.3 million in 1998, compared with $0.8 million in 1997. The effective tax rate was 41.2% in 1998, compared with 42.4% in 1997. The decrease in the effective tax rate was attributable to a higher level of income in 1998 that mitigated the effect of the non-deductibility of goodwill amortization.

Extraordinary Charge:

     In connection with the prepayment of its 12.5% subordinated debentures, the Company paid prepayment fees and also wrote off unamortized financing costs associated therewith. This resulted in an extraordinary charge of approximately $2.1 million before related income tax benefits of approximately $0.8 million.

Liquidity and Capital Resources

     The Company requires liquidity for working capital needs and debt service requirements.

     The Company had working capital of $18.9 million at June 30, 1999 as compared to $14.5 million at June 30, 1998. The increase in working capital is primarily attributable to the cash flows provided by the Company's operations of $8.3 million offset by higher current principal debt service requirements for fiscal 2000 by $5.9 million when compared to 1999. The ratio of current assets to current liabilities was 1.47 at the end of 1999 compared with 1.99 at the end of 1998. The decrease in the current ratio is due to the aforementioned current debt service requirements for fiscal 2000, higher current liabilities assumed in the NNG Merger offset in part by higher inventory and trade receivable levels. Although trade receivables are higher, day sales outstanding improved from 38 in 1998 to 33 in 1999. The improvement is a result of certain acquired businesses having days sales outstanding lower than the Company's historical levels and improved credit and collection efforts. The increase in inventories, which were financed by the Company's operating cash flows in 1999, are due to the slightly deteriorated inventory turnover rates from 6.2 in 1998 to 5.8 in 1999. The Company expects to improve inventory turnovers from efficiencies obtained through integration efforts within operations and production scheduling methods.

     Cash flows provided by operations for the year ended June 30, 1999 was $8.3 million compared to $.6 million for the year ended June 30, 1998. The primary reason for this increase is $7.7 million of higher net income in 1999 compared to 1998.

     On July 1, 1998, in connection with the acquisitions of businesses from The Shansby Group and other investors, the Company and its bank entered into a $75 million Amended and Restated Credit Facility ("Facility") providing for a $60 million senior term loan and a $15 million revolving credit line. The entire senior term loan was borrowed on that date to pay the cash portion of the purchase price of the acquisitions, fund closing costs, repay debt of the acquired businesses, and to repay the then existing balance ($18.6 million) on the Facility. On May 18, 1999, in connection with the acquisition of NNG, the Company arranged for a $160 million senior secured loan facility ("Amended Facility"), which provided for a $30 million credit facility and $130 million of term loans. This Amended Facility was used to complete the acquisition of NNG, refinance the Company's then existing indebtedness, which included $57.3 million outstanding on the above mentioned $60 million term loan, and provide for ongoing working capital needs. Under the Amended Facility, the term loans consist of a $75 million Tranche I loan and a $55 million Tranche II loan.

     The interest rate on the Amended Facility is based partially on the ratio of outstanding debt to operating cash flow (as defined). The Company may elect to pay interest based on the bank's base rate or the LIBOR rate. Borrowings on a base rate basis may range from 0.50% below the bank's base rate to 1.00% above the bank's base rate. Borrowings on a LIBOR basis may range from 1.75% to 3.00% over the LIBOR rate. The Amended Facility term loans were borrowed on a LIBOR basis during fiscal 1999. The Tranche I loan requires principal quarterly installments starting September 30, 1999 through June 30, 2004. The Tranche II loan has similar repayment features, but matures June 30, 2006.

     Amounts outstanding under the Amended Facility are collateralized by principally all of the Company's assets. The Amended Facility also contains certain financial and other restrictive covenants. The Company was in compliance with such covenants at June 30, 1999. As of August 31, 1999, $30 million was available under the Company's revolving credit line. Utilization of the revolving credit line varies over the course of the year based on inventory requirements and other business transactions.

     The aggregate principal payments on the Amended Facility for the year ending June 30, 2000 are $10.2 million. The Company believes that projected cash flows generated from its operations and amounts available under the revolving credit facility should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the foreseeable future. The revolving credit facility provides the Company with available borrowings up to an aggregate principal amount of $30 million.

     The Company's term loans impose certain restrictions on the Company regarding capital expenditures, limit the Company's ability to incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

Year 2000

     The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company has completed an assessment of both its information and non-information systems affected by the Year 2000 issue and have found only minor issues to be addressed. The Company believes its business operations computer programs/systems are Year 2000 compliant. NNG's consumer affairs and telephone voice-mail message system, which are not considered critical to NNG's operations are not Year 2000 compliant; however, the Company will integrate or replace these systems prior to the end of 1999. Accordingly, it is anticipated that Year 2000 issues will not have a material adverse impact of the Company's financial position, liquidity or results of operations.

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

     In the event that we do not complete our Year 2000 conversion, we will manually perform those tasks which would otherwise be performed by our non-year 2000 compliant systems until such systems are upgraded or replaced.

Seasonality

     Sales of food products consumed in the home generally decline to some degree during the Summer vacation months (the first quarter of the Company's fiscal year). However, the Company believes that such seasonality has a limited effect on operations.

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

Item 8.  Financial Statements and Supplementary Data.

     The following consolidated financial statements of The Hain Food Group, Inc. and subsidiaries are included in Item 8:

     Consolidated Balance Sheets - June 30, 1999 and 1998

     Consolidated Statements of Income - Years ended June 30, 1999, 1998 and
     1997

     Consolidated Statements of Cash Flows - Years ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity - Years ended June 30, 1999, 1998 and 1997

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

Report of Independent Auditors


The Stockholders and Board of Directors
The Hain Food Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of The Hain Food Group, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Food Group, Inc. and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP

Melville, New York
September 8, 1999, except for
Note 15, as to which the date
is September 27, 1999

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                                                                      June 30
                                                                                            1999                 1998
                                                                                            ----                 ----
                                     ASSETS
Current assets:
 Cash                                                                                         $ 510,000           $ 495,000
 Accounts receivable, less allowance for doubtful
  accounts of $560,000 and $325,000                                                          24,278,000          13,614,000
 Inventories                                                                                 29,208,000          13,278,000
 Recoverable income taxes                                                                       387,000                   -
 Other current assets                                                                         4,965,000           1,830,000
                                                                                              ---------           ---------

   Total current assets                                                                      59,348,000          29,217,000
 Property, plant and equipment, net of accumulated
  depreciation and amortization of $1,601,000
  and $834,000                                                                               17,947,000           1,065,000
 Goodwill and other intangible assets, net of
  accumulated amortization of $6,884,000 and
  $3,320,000                                                                                193,398,000          54,253,000
 Deferred financing costs, net of accumulated
  amortization of $107,000 and $1,055,000                                                     3,605,000           1,502,000
 Deferred income taxes                                                                          884,000                   -
 Other assets                                                                                 6,640,000           2,254,000
                                                                                              ---------           ---------

   Total assets                                                                            $281,822,000         $88,291,000
                                                                                           ============         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                                     $ 30,029,000         $ 9,715,000
 Current portion of long-term debt                                                           10,442,000           4,554,000
 Income taxes payable                                                                            -                  410,000
                                                                                           ------------         -----------

   Total current liabilities                                                                 40,471,000          14,679,000
 Long-term debt, less current portion                                                       130,683,000          16,561,000
 Other liabilities                                                                              667,000           2,628,000
 Deferred income taxes                                                                           -                1,176,000
                                                                                           ------------         -----------

   Total liabilities                                                                        171,821,000          35,044,000

Commitments and contingencies
Stockholders' equity:
 Preferred stock - $.01 par value, authorized
   5,000,000 shares, no shares issued
 Common stock - $.01 par value, authorized
   40,000,000 shares, issued 14,119,640 and
   11,656,299 shares                                                                            141,000             117,000
 Additional paid-in capital                                                                  90,822,000          45,122,000
 Retained earnings                                                                           19,313,000           8,283,000
                                                                                           ------------         -----------

                                                                                            110,276,000          53,522,000
Less: 100,000 shares or treasury stock, at cost                                                 275,000             275,000
                                                                                           ------------         -----------

   Total stockholders' equity                                                               110,001,000          53,247,000
                                                                                           ------------         -----------

   Total liabilities and stockholders' equity                                              $281,822,000         $88,291,000
                                                                                           ============         ===========

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Year Ended June 30
                                                                                      ------------------
                                                                           1999                  1998                  1997
                                                                           ----                  ----                  ----

Net sales                                                               $205,969,000          $104,253,000          $65,353,000
Cost of sales                                                            122,219,000            61,797,000           40,781,000
                                                                        ------------          ------------          -----------
Gross profit                                                              83,750,000            42,456,000           24,572,000
                                                                        ------------          ------------          -----------
Selling, general and administrative
  expenses                                                                54,410,000            30,402,000           19,651,000
Depreciation and amortization of property
  and equipment                                                              635,000               257,000              178,000
Amortization of goodwill and other
  intangible assets                                                        3,585,000             1,311,000              740,000
                                                                        ------------          ------------          -----------
                                                                          58,630,000            31,970,000           20,569,000
                                                                        ------------          ------------          -----------
Operating income                                                          25,120,000            10,486,000            4,003,000
                                                                        ------------          ------------          -----------
Interest expense, net                                                      5,318,000             2,128,000            1,639,000
Amortization of deferred financing costs
  and discounts                                                              378,000               474,000              509,000
                                                                        ------------          ------------          -----------
                                                                           5,696,000             2,602,000            2,148,000
                                                                        ------------          ------------          -----------
Income before income taxes and
  extraordinary charge                                                    19,424,000             7,884,000            1,855,000
Provision for income taxes                                                 8,394,000             3,250,000              786,000
                                                                        ------------          ------------          -----------
Income before extraordinary charge                                        11,030,000             4,634,000            1,069,000
Extraordinary charge - costs in
 connection with prepayment of
 debentures, net of income tax benefit
 or $791,000                                                                  -                (1,342,000)               -
                                                                        ------------          -----------           -----------

Net income                                                              $ 11,030,000           $ 3,292,000          $ 1,069,000
                                                                        ============           ===========          ===========
Basic Earnings Per Common Share:
 Income before extraordinary charge                                     $       0.81           $      0.45          $      0.12
 Extraordinary charge                                                         -                      (0.13)               -
                                                                        ------------           -----------          -----------
 Net income                                                             $       0.81           $      0.32          $      0.12
                                                                        ============           ===========          ===========
Diluted Earnings Per Common Share:
 Income before extraordinary charge                                     $       0.71           $      0.39          $      0.12
 Extraordinary charge                                                         -                      (0.11)               -
                                                                        ------------           -----------          -----------
 Net income                                                             $       0.71           $      0.28          $      0.12
                                                                        ============           ===========          ===========
Weighted average common shares outstanding:
Basic                                                                     13,619,000            10,269,000            8,694,000
                                                                        ============           ===========          ===========

Diluted                                                                   15,443,000            11,893,000            8,993,000
                                                                        ============           ===========          ===========


See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Year Ended June 30
                                                                               ------------------
                                                                    1999                  1998                 1997
                                                                    ----                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $11,030,000            $3,292,000          $1,069,000
Adjustments to reconcile net income to net
  cash provided by operating activities
 Extraordinary charge                                                  -                 1,342,000                -
 Depreciation and amortization of property
   and equipment                                                     767,000               257,000             178,000
 Amortization of goodwill and other
   intangible assets                                               3,585,000             1,311,000             740,000
 Amortization of deferred financing costs
   and discounts                                                     378,000               474,000             509,000
 Provision for doubtful accounts                                      64,000                70,000             290,000
 Other                                                                46,000                77,000             (34,000)
 Deferred income taxes                                             3,522,000               624,000              91,000
 Increase (decrease) in cash attributable
   to changes in assets and liabilities,
   net of amounts applicable to acquired
   businesses:
     Accounts receivable                                          (3,055,000)           (2,385,000)           (383,000)
     Inventories                                                  (4,023,000)           (2,193,000)            899,000
     Other current assets                                         (2,522,000)             (414,000)           (347,000)
     Other assets                                                 (3,326,000)             (882,000)           (309,000)
     Accounts payable and accrued expenses                          (439,000)           (2,767,000)            276,000
     Income taxes payable                                          2,226,000             1,810,000              26,000
                                                                 -----------           -----------          ----------
      Net cash provided by operating
        activities                                                 8,253,000               616,000           3,005,000
                                                                 -----------           -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses                                       (95,270,000)          (24,653,000)           (666,000)
Purchases of property and equipment and
  other intangible assets                                           (925,000)             (579,000)           (146,000)
                                                                 -----------           -----------          ----------
     Net cash used in investing
       activities                                                (96,195,000)          (25,232,000)           (812,000)
                                                                 -----------           -----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)/proceeds from bank revolving
  credit facility, net                                            (2,350,000)              100,000             850,000
Proceeds from term loan facilities                               190,000,000            39,100,000                -
Repayment of term loan facilities                                (78,600,000)          (25,347,000)         (1,234,000)
Prepayment of 12.5% Subordinated
  debentures                                                            -               (9,112,000)                -
Purchase of treasury stock                                              -                    -                (825,000)
Costs in connection with bank financing                           (2,481,000)             (950,000)             (6,000)
Proceeds from public offering, net of
  related expenses                                                      -               20,852,000                -
Proceeds from exercise of warrants and
  options, net of related expenses                                 3,809,000             2,226,000              52,000
Collections of receivables from equipment
  sales                                                              116,000               382,000             552,000
Payment of debt of acquired company                              (20,678,000)           (2,103,000)         (1,269,000)
Payment of other long-term debt and other
  liabilities                                                     (1,859,000)             (256,000)           (400,000)
                                                                 -----------           -----------          ----------
     Net cash provided by (used in)
       financing activities                                       87,957,000            24,892,000          (2,280,000)
                                                                 -----------           -----------          ----------
Net increase (decrease) in cash                                       15,000               276,000             (87,000)
Cash at beginning of year                                            495,000               219,000             306,000
                                                                 -----------           -----------          ----------
Cash at end of year                                              $   510,000           $   495,000          $  219,000
                                                                 ===========           ===========          ==========
 See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 1997, 1998 AND 1999


                                       Common Stock           Additional
                                 --------------------------
                                                 Amount        Paid-in         Retained          Treasury Stock
                                                                                            -------------------------
                                    Shares      at $.01        Capital         Earnings       Shares       Amount         Total
                                 ---------------------------------------------------------------------------------------------------

Balance at June 30, 1996            8,866,899     $ 89,000     $ 20,413,000     $ 3,922,000                            $ 24,424,000

Acquisition of treasury stock                                                                  300,000    ($825,000)       (825,000)

Exercise of stock options and other    15,000                        79,000                                                  79,000

Value ascribed to warrants                                          312,000                                                 312,000

Net income for the year ended
 June 30, 1997                                                                    1,069,000                               1,069,000
                                 ---------------------------------------------------------------------------------------------------

Balance at June 30, 1997            8,881,899       89,000       20,804,000       4,991,000    300,000     (825,000)     25,059,000

Issuance of 2,500,000 shares in
public offering, net of
related expenses                    2,500,000       25,000       20,827,000                                              20,852,000

Exercise of Common Stock,
warrants, net of related expenses                                   743,000                   (200,000)     550,000       1,293,000

Exercise of stock options             274,400        3,000          930,000                                                 933,000

Non-cash compensation charge                                         27,000                                                  27,000

Value ascribed to warrants                                          883,000                                                 883,000

Tax benefit from stock options                                      908,000                                                 908,000

Net income for the year ended
June 30, 1998                                                                     3,292,000                               3,292,000
                                 ---------------------------------------------------------------------------------------------------

Balance at June 30, 1998           11,656,299      117,000       45,122,000       8,283,000    100,000     (275,000)     53,247,000

Issuance of 1,716,111 shares in
connection with the acquisitions
of businesses                       1,716,111       17,000       39,733,000                                              39,750,000

Exercise of Common Stock
warrants, net of related expense      340,930        3,000        1,986,000                                               1,989,000

Exercise of stock options             412,700        4,000        1,958,000                      6,400     (142,000)      1,820,000

Retirement of treasury shares          (6,400)                     (142,000)                    (6,400)     142,000

Non-cash compensation charge                                         46,000                                                  46,000

Tax benefit from stock options                                    2,119,000                                               2,119,000

Net income for the year ended
June 30, 1999                                                                    11,030,000                              11,030,000
                                 ---------------------------------------------------------------------------------------------------

Balance at June 30, 1999           14,119,640    $ 141,000     $ 90,822,000    $ 19,313,000    100,000    ($275,000)  $ 110,001,000
                                 ===================================================================================================



See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS:

     The Company and its subsidiaries operate in one business segment: the sale of natural, organic and other food products. Beginning with fiscal 1999, approximately 75% of the Company's revenues are derived from products which are manufactured by various co-packers. In prior years, all revenues were derived from products which were manufactured by various co-packers. There were no co-packers who manufactured 10% or more of our products.

     The Company's natural food product lines consist of Hain Pure Foods, Westbrae Natural, Arrowhead Mills, DeBoles Nutritional Foods, Health Valley Foods, Sahara Natural Foods, Breadshop's Foods, Earth's Best (baby foods), and Garden of Eatin'. Other product lines include Hollywood Foods (principally healthy cooking oils), Weight Watchers (weight-loss and portion controlled dry products), Estee (sugar-free, medically-directed foods), Kineret (kosher foods), Terra Chips (natural vegetable chips), Boston Popcorn (snack products) and Nile Spice (dry soup products).

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

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

     Sales are recognized upon the shipment of finished goods to customers. Allowances for cash discounts are recorded in the period in which the related sale is recognized.

Advertising Costs:

     Media advertising costs, which are included in selling, general and administrative expenses, amounted to $244,000, $747,000 and $236,000, for fiscal 1999, 1998 and 1997, respectively. Such costs are expensed as incurred.

Income Taxes:

     The Company follows the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted rates in effect in the years in which the differences are expected to reverse.

Concentration of Credit Risk:

     Substantially all of the Company's trade accounts receivable are due from food distributors and food retailers located throughout the United States. The Company performs credit evaluations of its customers and generally does not require collateral. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations. During the year ended June 30, 1999, sales to two customers approximated 23% and 19%, respectively. These two customers also approximated 20% and 12% of sales for each of the years ended June 30, 1998 and 1997. At June 30, 1999 and 1998, two customers accounted for approximately 34.7% and 30.5%, respectively, of total accounts receivable outstanding.

Inventories:

     Inventories consist principally of finished goods, raw materials and packaging materials, and are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out method.

Fair Values of Financial Instruments:

     At June 30, 1999 and 1998, the Company had no cash equivalents. The Company believes that the interest rates set forth in the Company's debt instruments approximates its current borrowing rate and, accordingly, the carrying amounts of such debt at June 30, 1999 and 1998 approximate fair value.

Property and Equipment:

     Property and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter.

  Machinery and equipment    5-10 years
  Furniture and fixtures     3-7 years
  Leasehold improvements     3-10 years

Goodwill and Other Intangible Assets:

     Goodwill consists of the excess of the cost of acquired businesses over the fair value of the assets and liabilities acquired or assumed, and is being amortized over a period of 40 years from date of acquisition. The carrying value of such costs are reviewed by management as to whether the facts and circumstances indicate that an impairment may have occurred. Through June 30, 1999, there have been no indicators of any impairment. At June 30, 1999 and 1998, the Company has $187.6 million and $53.5 million of goodwill, net of accumulated amortization.

     Other intangible assets, principally trademarks, are being amortized over their respective applicable lives. The Company amortizes trademarks over 40 years.

Deferred Financing Costs:

     Eligible costs associated with obtaining debt financing are capitalized and amortized over the related lives of the applicable debt instruments, which approximates the effective interest method.

Start Up Costs:

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective beginning on July 1, 1999, and requires the start-up costs capitalized prior to such date be written-off as a cumulative effect of an accounting change as of July 1, 1999. Any future start-up costs are to be expensed as incurred. Start up activities are broadly defined as those one time activities related to introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing some new operation. Had SOP 98-5 been adopted at the beginning of the years ended June 30, 1999 and 1998, income before income taxes and extraordinary charge would have been reduced by approximately $4.1 million and $1 million, respectively. On July 1, 1999, the cumulative effect of this accounting change, net of related taxes, will reduce net income in the first quarter and the fiscal year ended June 30, 2000, by $3.7 million.

Earnings Per Share:

     The Company reports basic and diluted earnings per share in accordance with FAS Statement No. 128, "Earnings Per Share" (AFAS 128"). Basic earnings per share excludes any dilutive effects of options, warrants and convertible debt. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants, while the convertible promissory notes have been excluded since the effect of such notes would be anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings per share pursuant to FAS 128.

                                                               1999                 1998                1997
                                                               ----                 ----                ----
Numerator:
Income before extraordinary
 charge B numerator for basic
 and diluted earnings per share                                $11,030,000          $4,634,000           $1,069,000
Extraordinary charge                                                 -              (1,342,000)                -
                                                               -----------          ----------           ----------
Net income                                                     $11,030,000          $3,292,000           $1,069,000
                                                               ===========          ==========           ==========
Denominator:
Denominator for basic earnings
 per share B weighted average
 shares outstanding during the
 period(a)                                                      13,619,000          10,269,000            8,694,000
                                                               -----------          ----------           ----------
Effect of dilutive
 securities:

  Stock options                                                  1,195,000             962,000              182,000
  Warrants                                                         629,000             662,000              117,000
                                                               -----------          ----------           ----------
                                                                 1,824,000           1,624,000              299,000
                                                               -----------          ----------           ----------
Denominator for diluted
 earnings per share B adjusted
 weighted average shares and
 assumed conversions                                            15,443,000          11,893,000            8,993,000
                                                               ===========          ==========           ==========
Basic earnings per share:
 Income before extraordinary
  charge                                                            $  .81              $  .45               $  .12
 Extraordinary charge                                               -                    (.13)                -
                                                               -----------          ----------           ----------
 Net Income                                                         $  .81              $  .32               $  .12
                                                               ===========          ==========           ==========
Diluted earnings per share:
 Income before extraordinary
  charge                                                            $  .71              $  .39               $  .12
 Extraordinary charge                                                -                   (.11)                -
                                                               -----------          ----------           ----------
 Net Income                                                         $  .71              $  .28               $  .12
                                                               ===========          ==========           ==========

(a) On December 8, 1997, the Company issued 2,500,000 shares of common stock in connection with a public offering. On July 1, 1998 the Company issued 1,716,111 shares in connection with the acquisition of The Shansby Group of companies.

3. ACQUISITIONS:

     On May 18, 1999, the Company acquired Natural Nutrition Group, Inc. ("NNG"). NNG is a manufacturer and marketer of premium natural and organic food products primarily under its Health Valley, Breadshop's and Sahara brands. The aggregate purchase price, including acquisition costs, amounted to approximately $82 million. The purchase price was paid by approximately $72 million in cash and the issuance of $10 million in convertible promissory notes. To finance the cash portion of the acquisition, the Company entered into a $160 million senior secured loan which provided for a $30 million revolving credit facility and $130 million in term loans. The aggregate purchase price paid in excess of net assets acquired amounted to $60.5 million. The purchase price allocations have been made on a preliminary basis, subject to adjustment. From the date of acquisition through June 30, 1999, NNG had net sales of approximately $7.5 million.

     On December 8, 1998, the Company acquired the Nile Spice soup and meal cup ("Nile Spice") business from The Quaker Oats Company. The Nile Spice product line includes premium soups and meals packaged in cups that are sold under the Nile Spice and Near East brands. The Near East brand is sold under a licensing agreement through December 2000. In addition, the Company assumed certain liabilities directly related to the acquired business. The Company used its revolving credit facility to fund the purchase price.

     On July 1, 1998, the Company acquired the following businesses and brands from The Shansby Group and other investors: Arrowhead Mills (natural foods), DeBoles Nutritional Foods (natural pasta products), Terra Chips (natural vegetable chips) and Garden of Eatin', Inc. (natural snack products). The aggregate purchase price, including acquisition costs, for these businesses amounted to approximately $61.5 million. The purchase price was paid by the issuance of 1,716,111 shares of the Company's common stock with a market value of $39.75 million and approximately $21.7 million in cash. In addition, the Company repaid approximately $20.8 million of outstanding debt of the acquired businesses. To finance the acquisition, the Company entered into a $75 million credit facility with its bank providing for a $60 million term loan and a $15 million revolving credit line. The aggregate purchase price paid in excess of net assets acquired amounted to $74.5 million.

     On October 14, 1997, the Company completed a tender offer for all of the shares of Westbrae Natural, Inc. ("Westbrae"), a publicly-owned company, for $3.625 per share of common stock. The aggregate cash purchase price, including acquisition costs, amounted to approximately $24 million. In addition, the Company repaid approximately $2.1 million of outstanding Westbrae debt. To finance the acquisition, the Company entered into a $40 million credit facility with its bank providing for a $30 million senior term loan and a $10 million revolving credit line. The aggregate purchase price paid in excess of net assets acquired amounted to $24.8 million. Westbrae (formerly known as Vestro Natural Foods, Inc.) is a leading formulator and marketer of high quality natural and organic foods sold under the brand names Westbrae Natural, Westsoy, Little Bear and Bearitos, marketing food items such as non-dairy beverages, chips, snacks, beans and soups.

     Unaudited pro forma results of operations (in thousands, except per share amounts) for the years ended June 30, 1999 and 1998, assuming the above acquisitions, excluding Nile Spice which is not material, had occurred as of July 1, 1997, are as follows:

                                             1999                      1998
                                             ----                      ----

Net sales                                 $ 268,967                 $ 247,292
Income (loss) before
 extraordinary charge                         5,703                   (4,973)
Net income                                    5,703                   (6,315)
Income (loss) before
 extraordinary charge per
 share:
Basic                                     $     .42                 $   (.42)
                                          =========                 ========

Diluted                                   $     .37                 $     (a)
                                          =========                 ========

Net income (loss) per share:
Basic                                     $     .42                 $   (.53)
                                          =========                 ========

Diluted                                   $     .37                 $     (a)
                                          =========                 ========

(a) Pro forma diluted loss per common share is not shown for the year ended June 30, 1998, as the results would be anti-dilutive.

     The pro forma operating results shown above are not necessarily indicative of operations in the period following acquisition.

     The above acquisitions have been accounted for as purchases and, therefore, operating results of the acquired businesses have been included in the accompanying financial statements from the date of acquisition. Goodwill arising from the acquisitions is being amortized on a straight line basis over 40 years.

4. LICENSE AGREEMENTS:

     On March 31, 1997, the Company entered into a license agreement with Weight Watchers Gourmet Food Company ("WWGF" - a wholly-owned subsidiary of H. J. Heinz Company ("Heinz")). Under the agreement, the Company will manufacture, market and sell approximately 60 Weight Watchers weight-loss and portion controlled dry grocery products. The agreement is for five years, and is renewable under certain circumstances. The agreement provides, among other matters, for a royalty payment to WWGF based on sales of Weight Watchers products and payment of a share of the pre-tax profits (as defined) from sale of such products.

     On June 1, 1998, the Company entered into a license agreement with Heinz to market and sell Earth's Best baby food products to natural food stores. On April 6, 1999, the Company expanded this licensing agreement with Heinz whereby the Company was given the exclusive sale and distribution rights of Earth's Best baby food products into the United States retail grocery and natural food channels. This expanded agreement, which supercedes the aforementioned June 1, 1998 license agreement, is for five years, contains renewable and termination clauses during and after the initial five year term and requires the Company to pay Heinz annual royalty and profit sharing amounts, as defined.

5.   INVENTORIES:

Inventories consist of the following:

                                                  June 30
                                              ----------------
                                      1999                     1998
                                      ----                     ----

   Finished goods                    $ 18,750,000           $10,006,000
   Raw materials, work-in-
    process and packaging              10,458,000             3,272,000
                                     ------------           -----------
                                     $ 29,208,000           $13,278,000
                                     ============           ===========

6.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                   June 30
                                               ----------------
                                       1999                     1998
                                       ----                     ----

Machinery & equipment                 $ 8,429,000         $ 1,323,000
Assets held for sale                    5,008,000                   -
Furniture and fixtures                  1,314,000             439,000
Leasehold improvements                  4,797,000             137,000
                                      -----------         -----------
                                       19,548,000           1,899,000
Less:
Accumulated depreciation and
  amortization                          1,601,000             834,000
                                      -----------         -----------
                                      $17,947,000         $ 1,065,000
                                      ===========         ===========

     Assets held for sale were acquired in business acquisitions during the year ended June 30, 1999 and have been recorded at their respective fair values on the dates of acquisition. Management intends to dispose of these assets in fiscal 2000.

7.   LONG-TERM DEBT:

Long-term debt at June 30, 1999 and 1998, consists of the following:

                                                   1999              1998
                                                   ----              ----
Senior Term Loans (A)                          $130,000,000      $ 18,600,000
Revolving Credit (A)                                 -              2,350,000
Convertible Promissory Notes (B)                 10,000,000             -
Notes payable to sellers in
 connection with acquisitions of
 businesses, and other long-term
 debt (C)                                         1,125,000           165,000
                                               ------------      ------------
                                                141,125,000        21,115,000
Current portion                                  10,442,000         4,554,000
                                               ------------      ------------
                                               $130,683,000      $ 16,561,000
                                               ============      ============

(A)  Senior Term Loans

     On July 1, 1998, in connection with the acquisitions of businesses from The Shansby Group and other investors, the Company and its bank entered into a $75 million Amended and Restated Credit Facility ("Facility") providing for a $60 million senior term loan and a $15 million revolving credit line. The entire senior term loan was borrowed on that date to pay the cash portion of the purchase price of the acquisitions, fund closing costs, repay debt of the acquired businesses, and to repay the then existing balance ($18.6 million) on the Facility. The interest rate on the Facility is based partially on the ratio of outstanding debt to operating cash flow (as defined). The Company may elect to pay interest based on the bank's base rate or the LIBOR rate. Borrowings on a base rate basis may range from 0.50% below the bank's base rate to 1.00% above the bank's base rate. Borrowings on a LIBOR basis may range from 1.75% to 3.00% over the LIBOR rate. The entire senior term loan was borrowed on a LIBOR basis. The senior term loan is repayable in quarterly principal installments which commenced on December 31, 1998.

     On May 18, 1999, in connection with the acquisition of NNG, the Company arranged for a $160 million senior secured loan facility ("Amended Facility"), which provided for a $30 million credit facility and $130 million of term loans. This Amended Facility was used to complete the acquisition of NNG, refinance the Company's then existing indebtedness, which included $57.3 million outstanding on the above mentioned $60 million term loan, and provide for ongoing working capital needs. Under the Amended Facility, the term loans consist of a $75 million Tranche I loan and a $55 million Tranche II loan. The Tranche I loan requires principal quarterly installments starting September 30, 1999 through June 30, 2004. The Tranche II loan has similar repayment features, but matures June 30, 2006. The interest rate and related borrowing base rate features on this Amended Facility did not change from the Facility.

     Interest on the Facility and Amended Facility averaged 7.95% during the year ended June 30, 1999. At June 30, 1999, the interest rate on the Amended Facility was 7.9%.

     Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Amended Facility are collateralized by principally all of the Company's assets. The Amended Facility contains certain financial and other restrictive covenants, which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital and interest and fixed charge coverage ratios and is required to achieve certain earnings levels. Borrowings under the revolving credit line during the year ended June 30, 1999 were at interest rates ranging from 8% to 9%. As of June 30, 1999, the entire $30 million was available under the Company's revolving credit facility.

(B)  Convertible Promissory Notes

     In connection with the acquisition of NNG, the Company issued $10 million of convertible promissory notes (the "Notes") bearing interest at 7%, payable quarterly commencing September 30, 1999. The Notes are convertible into shares of the Company's Common Stock. The number of shares of Common Stock to be issued upon conversion of each Note is based upon the conversion price equal to the average of the closing prices of the Company's Common Stock for the ten trading days prior to any conversion of the Note. Subsequent to June 30, 1999, holders of approximately $9.2 million in Notes have converted such Notes into 409,507 shares of the Company's common stock.

(C) Other Long Term Debt

     In connection with an acquisition NNG consummated on January 12, 1999, prior to the acquisition of NNG, an $800,000 nonconvertible promissory note bearing interest at prime (8% at June 30, 1999), was issued to the seller. This promissory note requires principal installments starting June 30, 1999 through December 31, 2002.

     During fiscal 1998, the Company prepaid all $8.5 million of its then existing 12.5% Subordinated Debentures ("Debentures"), constituting the entire outstanding principal amount. The prepayment was funded by an increase in the Company's senior term loan with its bank, which senior term loan bore interest at a lower interest rate than the Debentures. In connection with the prepayment, the Company wrote off the prepayment fee of $612,000, as well as unamortized original issue discounts and financing fees for the Debentures. This resulted in an extraordinary charge (net of income tax effect) of approximately $1.3 million for the year ended June 30, 1998.

Maturities of long-term debt at June 30, 1999, are as follows:

                  2000                      $ 10,442,000
                  2001                        12,920,000
                  2002                        15,561,000
                  2003                        18,002,000
                  2004                        20,200,000
                  Thereafter                  64,000,000
                                            ------------
                                            $141,125,000
                                            ============

     Interest paid during the years ended June 30, 1999, 1998 and 1997 amounted to $4,580,000, $2,376,000, and $1,768,000 respectively.

8.   INCOME TAXES:

     The provision for income taxes (excluding the tax benefit applicable to the extraordinary charge in 1998) for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                   1999           1998            1997
                                   ----           ----            ----
Current:
Federal                       $4,108,000       $2,309,000        $541,000
State                            764,000          317,000         154,000
                              ----------       ----------        --------
                               4,872,000        2,626,000         695,000
Deferred Federal and State     3,522,000          624,000          91,000
                              ----------       ----------        --------
Total                         $8,394,000       $3,250,000        $786,000
                              ==========       ==========        ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Components of the Company's deferred tax asset/(liability) as of June 30, 1999 and 1998 are as follows:

                                                   1999            1998
                                                   ----            ----
Difference in amortization period
  on goodwill and intangibles                  $(2,602,000)      $(428,000)
Basis difference on property and
  equipment                                       (737,000)        (95,000)
Basis difference on inventory                      633,000         119,000
Deferred charges                                (2,358,000)       (825,000)
Allowance for doubtful accounts                    165,000          53,000
Net operating loss carryforwards                 5,561,000          -
Reserves not currently deductible                  222,000          -
                                               -----------     -----------
Net Deferred Tax Asset/(Liability)             $   884,000     $(1,176,000)
                                               ===========     ===========

     Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company's provision for income taxes for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                  1999            %            1998            %             1997            %
Expected U.S. federal
 income tax at
 statutory rate                   $6,798,000       35.0%       $2,681,000       34.0%        $ 630,000       34.0%
State income taxes,
 net of federal benefit              555,000        2.9           235,000        3.0           102,000        5.5
Non-deductible expenses            1,016,000        5.2           334,000        4.2           169,000        9.1
Other                                 25,000         .1             -            -            (115,000)      (6.2)
                                  ----------       ----         ---------       ----         ---------       ----
Provision for income taxes
                                  $8,394,000       43.2%       $3,250,000       41.2%        $ 786,000       42.4%
                                  ==========       ====        ==========       ====         =========       ====

     Income taxes paid during the years ended June 30, 1999, 1998 and 1997 amounted to $1,596,000, $809,000 and $669,000, respectively.

     At June 30, 1999, the Company had net operating loss carryforwards ("NOL's") of approximately $14 million which were acquired during the year. These NOL's begin expiring in fiscal year 2010. Under U.S. income tax regulations, the utilization of the NOL's is subject to annual limitations as a result of the changes in control of the acquired entities, as well as limitations regarding the use of the NOL's against income other than that earned by the acquired business (referred to as "SRLY" limitations). Despite these restrictions, as the result of new regulations issued by the Internal Revenue Service effective June 25, 1999, which had the effect of relaxing the SRLY limitations, the Company expects to fully utilize all of the acquired NOL's prior to expiration and, therefore, has not provided a valuation allowance on the related deferred tax assets. The impact of the change in the tax regulations has been included in the application of purchase accounting for the businesses acquired.

9.   STOCKHOLDERS' EQUITY:

     Common Stock:

     On December 8, 1997, the Company completed a public offering of 2,500,000 shares of its Common Stock at $9 per share. Proceeds to the Company, net of expenses of the offering, amounted to approximately $20.9 million, which was utilized to pay down the Company's credit facility with its bank. In connection therewith, certain officers of the Company exercised options for an aggregate of 105,000 shares of Common Stock which were sold in the public offering. The Company received aggregate net proceeds of approximately $340,000 from the exercise of such options.

     In connection with the acquisition of businesses from The Shansby Group and other investors, a portion of the purchase price was paid by the issuance of 1,716,111 shares of the Company's Common Stock with a market value of $39.75 million.

     Preferred Stock:

     The Company is authorized to issue "blank check" preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company's Common Stock. As at June 30, 1999 and 1998, no preferred stock was issued or outstanding.

     Warrants:

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

     In connection with the Weight Watchers agreement, the Company issued warrants to Heinz on March 31, 1997, to acquire 250,000 shares of the Company's Common Stock at prices ranging from $7.00 to $9.00 per share. The value ascribed to these warrants of approximately $312,000 is being amortized over ten years. In April 1999, Heinz exercised these warrants and the Company issued 250,000 shares of Common Stock resulting in proceeds of $1.9 million In accordance with the terms of the then existing term loan facility, 50% of the proceeds was used to pay down the term loan with the remainder used for working capital purposes.

     In fiscal 1996 and 1997, the Company issued a total of 200,000 warrants in connection with services rendered by third party consultants at prices ranging from $4.13 to $8.00 per share.

     In connection with the acquisition of Westbrae on October 14, 1997 and the related bank refinancing, the Company issued a warrant to its bank to acquire 114,294 shares of the Company's common stock at an exercise price of $11.418. The value ascribed to this warrant of approximately $377,000 is being amortized over six years. In July 1998, the bank exercised these warrants via a cashless exercise resulting in the issuance to the bank of 63,647 common stock shares. In addition, the Company issued a warrant to Argosy Investment Corp. to acquire 100,000 shares of the Company's common stock at an exercise price of $12.688. The value ascribed to this warrant of approximately $426,000 has been included in the costs of the acquisition of Westbrae.

10.  STOCK OPTION PLANS:

     In December 1994, the Company adopted the 1994 Long-Term Incentive and Stock Award Plan ("Plan"), which amended and restated the Company's 1993 stock option plan. On December 9, 1997, the stockholders of the Company approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 345,000 to 1,200,000 shares. In December 1998, the Plan was further amended to increase the number of shares issuable by 1,200,000 bringing the total shares issuable under this plan to 2,400,000. The Plan provides for the granting of incentive stock options to employees, directors and consultants to purchase shares of the Company's common stock. All of the options granted to date under the Plan have been qualified stock options providing for exercise prices equivalent to the fair market price at date of grant, and expire 10 years after date of grant. Vesting terms are determined at the discretion of the Company. During 1997, options to purchase 475,000 shares were granted at prices from $3.00 to $4.81 per share. During 1998, options to purchase 298,600 shares were granted at prices from $4.50 to $14.13 per share. During 1999, options to purchase 1,175,600 shares were granted at prices from $12.125 to $21.50 per share. At June 30, 1999, 141,750 options are available for grant.

     The Company's Chief Executive Officer ("CEO") was granted 125,000 of the options granted in 1998, that had been conditionally granted to him at $4.8125 per share on the date of grant (June 30, 1997) pending approval of an increase in the number of shares available for grant (approved by shareholders on December 9,1997). The Company will incur a straight line non-cash compensation charge ($27,000 for fiscal 1998) over the 10-year vesting period based on the excess (approximately $461,000) of the market value of the stock options ($8.50 per share) on December 9, 1997 compared to $4.8125 per share market value on the date of grant.

     In December 1995, the Company adopted a Directors Stock Option Plan. The Plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 300,000 shares of the Company's common stock. In December 1998, the Director Stock Option Plan was amended to increase the number of shares issuable from 300,000 to 500,000. During 1997, options for an aggregate of 67,500 shares were granted at a price of $3.38 per share. During 1998, options for an aggregate of 67,500 shares were granted at prices of $8.50 and $19.68 per share. During 1999, options for an aggregate of 95,000 shares were granted at a price of $17.625 per share. At June 30, 1999, 180,000 options are available for grant.

     The Company also has a 1993 Executive Stock Option Plan pursuant to which it granted its CEO options to acquire 600,000 shares of the Company's common stock. As a result of the Company achieving certain sales thresholds, all of such shares are currently exercisable. The exercise price of options designed to qualify as incentive options is $3.58 per share and the exercise price of non-qualified options is $3.25 per share. None of these options have been exercised. The options expire in 2003.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro-forma information regarding net income and net income per share is required by FAS 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free interest rates ranging from 4.78% to 6.77%; no dividend yield; volatility factors of the expected market price of the Company's Common Stock of 57% for fiscal 1999 and 40% for fiscal years 1998 and 1997; and a weighted-average expected life of the options of five years at June 30, 1999, 1998 and 1997.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                              1999                1998                  1997
                              ----                ----                  ----

Pro forma net income      $ 1,993,000          $2,297,000          $ 747,000
Pro forma diluted net
income per share          $       .13          $      .19          $     .08

     The FAS 123 method of accounting has not been applied to options granted prior to July 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the transactions pursuant to the Company's stock options plans for the three years ended June 30, 1999 follows:

                                      1999                          1998                          1997
                              -----------------------      --------------------------    ----------------------------

                                             Weighted                      Weighted                     Weighted
                                             Average                       Average                       Average
                                            Exercise                      Exercise                      Exercise
                              Options         Price         Options         Price         Options        Price
                              -------         -----         -------         -----         -------        -----

Outstanding at
beginning of year               1,642,000        $ 4.57        1,597,500        $3.61       1,090,000           3.52
Granted                         1,270,600         17.36          366,700         7.90         542,500           3.82
Exercised                        (412,950)         4.94         (274,400)        3.42         (15,000)          3.50
Terminated                        (23,750)        13.00          (47,800)        4.54         (20,000)          4.75
                               ----------        ------        ---------        -----       ---------          -----
Outstanding at end of
year                            2,475,900        $10.99        1,642,000        $4.57       1,597,500          $3.61
                               ==========        ======        =========        =====       =========          =====
Exercisable at end of
year                            2,030,650                      1,439,400                    1,323,000
                               ==========                      =========                    =========
Weighted average
fair value of
options granted during
year                                $7.23                          $2.50                        $1.57
                                    =====                          =====                        =====


     The following table summarizes information for stock options outstanding at June 30, 1999:

                                                             Weighted Average
                                                                Remaining
    Exercise               Options             Options       Contractual Life
      Price              Outstanding         Exercisable         in Years
      -----              -----------         -----------         --------

  $2.94  - 3.99            884,500              804,300             5.14
   4.00  - 4.99            215,600              205,000             7.92
   5.00 - 14.99            219,600              135,350             8.75
  15.00 - 17.99            775,500              570,000             9.48
  18.00 - 21.50            380,700              316,000             8.73
                         ---------            ---------
                         2,475,900            2,030,650
                         =========            =========

     Shares of Common Stock reserved for future issuance as of June 30, 1999 are as follows:

         Stock options                                 2,797,650
         Warrants                                        822,717
         Convertible promissory notes                    447,194
                                                       ---------
                                                       4,067,561
                                                       =========

11.  LEASES:

     The Company's corporate headquarters are located in leased office space in Uniondale, New York, under a lease which expires in October 2002. In addition, the Company leases warehouse space under leases which expire through fiscal 2005. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

     The aggregate minimum future lease payments for these operating leases at June 30, 1999 are as follows:

                           Year Ending
                             June 30

                              2000            $ 1,927,000
                              2001              1,928,000
                              2002              1,974,000
                              2003              1,418,000
                              2004                993,000
                          Thereafter               14,000
                                              -----------
                                              $ 8,254,000
                                              ===========

     Rent expense charged to operations for the years ended June 30, 1999, 1998 and 1997 was approximately $1,090,000, $457,000 and $224,000, respectively.

12.  401(k) SAVINGS PLAN:

     The Company has a 401(k) Employee Retirement Plan ("Plan") to provide retirement benefits for eligible employees. All full-time employees of the Company and its subsidiaries who have attained the age of 21 are eligible to participate upon completion of 30 days of service. The subsidiaries of NNG and Arrowhead Mills each have their own separate 401 (k)employee retirement plan. Employees within those subsidiaries, who meet their respective eligibility requirements, may participate in those plans. Participants may elect to make voluntary contributions to the Plan in amounts not exceeding federal guidelines. On an annual basis, the Company may, in its sole discretion, make certain matching contributions. For the years ended June 30, 1999, 1998 and 1997, the Company made contributions to the Plan of $43,000, $22,000 and $21,000, respectively.

13.  LITIGATION:

     In April 1999, an arbitrator ruled in favor of a former financial advisor of Westbrae who claimed fees and expenses due in connection with the sale of Westbrae to the Company in October 1997. The Company paid approximately $1.3 million, including legal fees, as a result of the arbitrator's decision, which amount had been provided for in connection with the 1997 acquisition of Westbrae.

     From time to time, the Company is involved in litigation, incidental to the conduct of its business. In the opinion of management, disposition of pending litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 1999 and 1998 is summarized as follows:

                                                                     Three Months Ended
                                                September 30,          December 31,          March 31,        June 30,
                                                    1998                  1998                 1999             1999
                                                    ----                  ----                 ----             ----

Net sales                                          $ 43,496              $ 50,602         $ 50,833           $ 61,038

Gross profit                                         16,775                20,243           20,339             26,393

Operating income                                      4,431                 5,788            6,821              8,080

Income before income taxes                            3,107                 4,537            5,652              6,128

Net income                                            1,755                 2,564            3,193              3,518

Basic earnings per common share                       $ .13                 $ .19            $ .23              $ .25

Diluted earnings per common share                     $ .12                 $ .17            $ .21              $ .23


                                                                     Three Months Ended
                                               September 30,          December 31,         March 31,         June 30,
                                                     1997                   1997               1998              1998

Net sales                                          $ 16,336              $ 28,676          $28,212            $31,029

Gross profit                                          6,474                11,626           11,520             12,836

Operating income                                      1,379                 2,747            3,020              3,340
Income before income
 taxes and                                                                                   2,371
 extraordinary charge                                   828                 1,845                               2,840

Extraordinary charge                                      -                     -                -            (1,342)

Net income                                              476                 1,061            1,389                366

Basic earnings per
 common share:
Income before
 extraordinary charge                                 $ .05                 $ .11            $ .12               $.15
 Extraordinary charge                                     -                     -                -             $ (.12)
Net income                                            $ .05                 $ .11            $ .12               $.03

Diluted earnings per
 common share:
Income before
 extraordinary charge                                 $ .05                 $ .10            $ .11               $.13
 Extraordinary charge                                     -                     -                -             $ (.10)
Net income                                            $ .05                 $ .10            $ .11               $.03


15.  SUBSEQUENT EVENT

     On September 27, 1999, the Company announced that it had entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally. In connection with the alliance, the Company issued 2,837,343 shares (the "Investment Shares") of its common stock, par value $.01 per share (the "Common Stock") to Earth's Best, Inc. ("Earth's Best"), a wholly owned subsidiary of Heinz, for an aggregate purchase price of $82,383,837 under a securities purchase agreement dated September 24, 1999. The Company used $75 million of the proceeds to reduce its borrowings under the Amended Facility.

     In addition, in a separate transaction, the Company announced that it acquired from Earth's Best certain of its assets for $22 million. In consideration for the assets, the Company paid a combination of $4,620,000 in cash and 670,234 shares of Common Stock valued at $17,380,000 (the "Acquisition Shares," and together with the Investment Shares, the "Shares").

     After the issuance of these Shares, Heinz, through its Earth's Best subsidiary, holds a 19.5% interest in the Company. The Company and Earth's Best have also entered into an investor's agreement that sets forth certain restrictions and obligations of the Company and Earth's Best and its affiliates relating to the Shares, including a restriction on Earth's Best's ability to sell any shares of Common Stock or acquired any additional shares of Common Stock, except with respect to certain preemptive rights provisions, for a period of eighteen months and a registration rights agreement that provides Earth's Best and its affiliates customary registration rights relating to the Shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with Accountants on accounting and financial disclosure.

                                    PART III

Item 10, "Directors and Executive Officers of the Registrant, Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 7, 1999, at which meeting the stockholders will vote upon election of the directors. This information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)     List of Financial statements

     Consolidated Balance Sheets - June 30, 1999 and 1998

     Consolidated Statements of Income - Years ended June 30, 1999, 1998 and
     1997

     Consolidated Statements of Cash Flows - Years ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity - Years ended June 30, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     (2)  List of Financial Statement Schedules

     Valuation and Qualifying Accounts (Schedule II)

     (3)  List of Exhibits

     Exhibit 21 - Subsidiaries of Registrants

     Exhibit 23 - Consent of Independent Auditors

     Exhibit 27 - Financial Data Schedule

(b)    Reports on Form 8-K

     On April 6, 1999 and April 27, 1999 (as amended on June 1, 1999 and June 4,
1999), the Company filed reports on Form 8-K announcing the execution of a purchase agreement and plan of merger on May 18, 1999 by and among the Company, its acquisition subsidiary and Natural Nutrition Group, Inc ("NNG"). The Form 8-K filed on April 27, 1999 contained the consolidated balance sheets of NNG as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. Amendment No. 2 to the April 27, 1999 Form 8-K contained these financials and the unaudited consolidated balance sheets of NNG as of March 31, 1999, the related unaudited consolidated statements of operations and cash flows for each of the three month periods ended March 31, 1998 and March 31, 1999 and the unaudited pro forma combined consolidated balance sheets of the Company as of March 31, 1999 and the unaudited pro forma combined consolidated statements of operations for the year ended June 30, 1998 and the nine months ended March 31, 1999.

     The Company did not file any other reports on Form 8-K during the three months ended June 30, 1999.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             Column A                    Column B                 Column C                    Column D        Column E
------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
------------------------------------------------------------------------------------------------------------------------
                                         Balance at      Charged to         Charged to                       Balance at
                                         beginning       costs and        other accounts     Deductions        end of
                                         of period       expenses           -describe         describe         period
------------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 1999
 Deducted from asset accounts:
  Allowance for doubtful accounts          $325,000       $ 64,000         $316,000 (1)     $145,000 (2)     $560,000

Year Ended June 30, 1998
 Deducted from asset accounts:
  Allowance for doubtful accounts          $265,000       $ 70,000         $ 94,000 (1)     $104,000 (2)     $325,000

Year Ended June 30, 1997
 Deducted from asset accounts:
  Allowance for doubtful accounts          $ 58,000       $290,000         $ 66,000 (1)     $149,000 (2)     $265,000



(1)     Allowance for doubtful accounts at dates of acquisitions of acquired businesses.
(2)     Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE HAIN FOOD GROUP, INC.

28th day of September 1999           By: /s/ Irwin D. Simon
                                         -------------------------------------
                                         Irwin D. Simon
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                      Date
      ---------                      -----                      ----

/s/ Andrew R. Heyer         Chairman of the Board       September 28, 1999
------------------------    of Directors
Andrew R. Heyer


/s/ Irwin D. Simon          President, Chief            September 28, 1999
------------------------    Executive Officer
Irwin D. Simon              and Director


/s/ William Fox             Vice Chairman of the        September 28, 1999
------------------------    Board of Directors
William Fox


/s/ Gary M. Jacobs          Chief Financial Officer     September 28, 1999
------------------------
Gary M. Jacobs


/s/ Kenneth Daley           Director                    September 28, 1999
------------------------
Kenneth Daley


/s/ Beth L. Bronner         Director                    September 28, 1999
------------------------
Beth L. Bronner


/s/ Jack Futterman          Director                    September 28, 1999
------------------------
Jack Futterman


/s/ James S. Gold           Director                    September 28, 1999
------------------------
James S. Gold