Form 10-Q
period 1999-09-30
HAIN FOOD GROUP INC
filed 1999-11-12
CIK 910406

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED: 09/30/99        COMMISSION FILE NUMBER: 0-22818

                            THE HAIN FOOD GROUP, INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                    22-3240619

-------------------------------                      ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

        50 Charles Lindbergh Boulevard, Uniondale, New York      11553

     -----------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (516) 237-6200
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days.

               Yes         X                           No

                        -------                             -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

18,048,848 shares of Common Stock $.01 par value, as of November 8, 1999.

                                               THE HAIN FOOD GROUP, INC.

                                                         INDEX

                                                                          PAGE
Part I              Financial Information

Item 1.             Financial Statements

           Consolidated Balance Sheets - September 30, 1999
           (unaudited) and June 30, 1999                                    2

           Consolidated Statements of Income - Three months
           ended September 30, 1999 and 1998 (unaudited)                    3

           Consolidated Statements of Cash Flows - Three months
           ended September 30, 1999 and 1998 (unaudited)                    4

           Consolidated Statement of Stockholders' Equity -
           Three months ended September 30, 1999 (unaudited)                5

           Notes to Consolidated Financial Statements (unaudited)        6 to 12


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        13 to 17


Part II             Other Information

           Items 1 to 5 are not applicable

           Item 6 - Exhibits and Reports on Form 8-K                        18

           Signatures                                                       19

PART I - ITEM 1 - FINANCIAL INFORMATION
THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                             September 30,             June 30,
                                                                                 1999                    1999

                                                                              (Unaudited)               (Note)
ASSETS
Current assets:

 Cash                                                                        $    529,000            $   510,000
 Trade accounts receivable, less allowance
  for doubtful accounts of $473,000 and $560,000                               25,532,000             24,278,000
 Inventories                                                                   29,182,000             29,208,000
 Recoverable income taxes                                                               -                387,000
 Other current assets                                                           2,150,000              4,965,000
                                                                             ------------            -----------
         Total Current Assets                                                  57,393,000             59,348,000

Property and equipment, net of accumulated
  depreciation of $2,308,000 and $1,601,000                                    17,580,000             17,947,000
Goodwill and other intangible assets, net of
  accumulated amortization of $8,161,000 and
  $6,884,000                                                                  215,410,000            193,398,000
Deferred financing costs, net of accumulated
  amortization of $262,000 and $107,000                                         3,457,000              3,605,000
Deferred income taxes                                                           3,431,000                884,000
Other assets                                                                    1,880,000              6,640,000
                                                                             ------------           ------------

         Total Assets                                                        $299,151,000           $281,822,000
                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued expenses                                       $ 26,394,000           $ 30,029,000
 Current portion of long-term debt                                             12,341,000             10,442,000
 Income taxes payable                                                           1,266,000                 -
                                                                             ------------           -------
         Total current liabilities                                             40,001,000             40,471,000

Long-term debt, less current portion                                           42,727,000            130,683,000
Other liabilities                                                                  -                     667,000
                                                                             ------------           ------------
         Total liabilities                                                     82,728,000            171,821,000

Commitments and contingencies
Stockholders' equity:
 Preferred stock - $.01 par value; authorized
  5,000,000 shares, no shares issued
 Common stock - $.01 par value, authorized
  40,000,000 shares, issued 18,087,924 and
  14,119,640 shares                                                               181,000                141,000
 Additional paid-in capital                                                   198,237,000             90,822,000
 Retained earnings                                                             18,280,000             19,313,000
                                                                             ------------           ------------
                                                                              216,698,000            110,276,000
Less: 100,000 shares of treasury stock, at cost                                   275,000                275,000
                                                                             ------------           ------------
         Total stockholders' equity                                           216,423,000            110,001,000
                                                                             ------------           ------------

         Total liabilities and stockholders' equity                          $299,151,000           $281,822,000
                                                                             ============           ============

Note - The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               Three Months Ended
                                                                                   September 30
                                                                                  -------------
                                                                          1999                        1998
                                                                      ------------               ------------
Net sales                                                             $ 68,064,000                $ 43,496,000
Cost of sales                                                           40,054,000                  26,721,000
                                                                      ------------                ------------
Gross profit                                                            28,010,000                  16,775,000
                                                                      ------------                ------------
Selling, general and administrative expenses                            19,027,000                  11,497,000
Amortization of goodwill and other
 intangible assets                                                       1,277,000                     847,000
                                                                      ------------                ------------
                                                                        20,304,000                  12,344,000
                                                                      ------------                ------------
Operating income                                                         7,706,000                   4,431,000
                                                                      ------------                ------------
Interest expense, net                                                    2,603,000                   1,243,000
Amortization of deferred financing costs                                   155,000                      81,000
                                                                      ------------                ------------
                                                                         2,758,000                   1,324,000
                                                                      ------------                ------------
Income before income taxes and cumulative
  change in accounting principle                                         4,948,000                   3,107,000
Provision for income taxes                                               2,227,000                   1,352,000
                                                                      ------------                ------------
Income before cumulative change in
  accounting principle                                                   2,721,000                   1,755,000
                                                                      ------------                 ------------
Cumulative change in accounting principle,
 net of tax benefit of $2,547,000                                       (3,754,000)                       --
                                                                      ------------                ------------
Net (loss)/income                                                     $ (1,033,000)               $  1,755,000
                                                                      ============                ============
Basic (loss)/earnings per common share:
Income before cumulative change in
 accounting principle                                                 $       0.19                $       0.13
Cumulative change in accounting principle                                    (0.26)                       --
                                                                      ------------                ------------
Net (loss)/income                                                     $      (0.07)               $       0.13
                                                                      ============                ============
Diluted (loss)/earnings per common share:
Income before cumulative change in
 accounting principle                                                 $       0.17                $       0.12
Cumulative change in accounting principle                                    (0.23)                       --
                                                                      ------------                ------------
Net (loss)/income                                                     $      (0.06)               $       0.12
                                                                      ============                ============
Weighted average common shares outstanding:
Basic                                                                   14,327,000                  13,384,000
                                                                      ============                ============
Diluted                                                                 16,343,000                  15,177,000
                                                                      ============                ============


See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     SEPTEMBER 30
                                                                                   -------------
                                                                          1999                      1998
                                                                        --------                   --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)/income                                                    $ (1,033,000)              $  1,755,000
Adjustments to reconcile net (loss)/income to
 net cash provided by operating activities

Cumulative change in accounting principle                               3,754,000                       --
Depreciation of property and equipment                                    707,000                    152,000
Amortization of goodwill and other
 intangible assets                                                      1,277,000                    847,000
Amortization of deferred financing costs                                  155,000                     81,000
Provision for doubtful accounts                                           117,000                      7,000
Other                                                                      12,000                     11,000
Increase (decrease) in cash attributable to
changes in assets and liabilities, net of
amounts applicable to acquired businesses:

 Accounts receivable                                                   (1,371,000)                   644,000
 Inventories                                                               26,000                   (870,000)
 Other current assets                                                   1,024,000                   (227,000)
 Other assets                                                            (810,000)                  (289,000)
 Accounts payable and accrued expenses                                 (4,535,000)                (1,980,000)
 Income taxes payable                                                   1,653,000                    268,000
                                                                     ------------               ------------
   Net cash provided by operating activities                              976,000                    399,000
                                                                     ------------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of businesses, net of cash acquired                        (4,625,000)               (20,439,000)
Acquisition of property and equipment                                    (552,000)                   (76,000)
PROCEEDS FROM ASSETS HELD FOR SALE                                        212,000                       --
                                                                     ------------               ------------
  Net cash used in investing activities                                (4,965,000)               (20,515,000)
                                                                     ------------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from/of bank revolving
 credit facility, net                                                   1,500,000                   (650,000)
Proceeds from term loan                                                      --                   60,000,000
Payments on term loan                                                 (78,300,000)               (18,600,000)
Costs in connection with bank financing                                    (7,000)                  (435,000)
Proceeds from private equity offering, net of
 related expenses                                                      80,589,000                       --
Proceeds from exercise of warrants and options,
  net of related expenses                                                 312,000                    311,000
Payment of debt from acquired company                                        --                  (20,678,000)
Payment of other long-term debt                                           (86,000)                      --
Other - net                                                                  --                      (39,000)
                                                                     ------------               ------------
  Net cash provided by financing activities                             4,008,000                 19,909,000
                                                                     ------------               ------------
Net increase (decrease) in cash                                            19,000                   (207,000)

Cash at beginning of period                                               510,000                    495,000
                                                                     ------------               ------------
Cash at end of period                                                $    529,000               $    288,000
                                                                     ============               ============


See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                           COMMON STOCK                                             TREASURY STOCK
                                        --------------------                                       --------------------
                                                                    Additional
                                                     Amount          Paid-in      Retained
                                       Shares        at $.01         Capital      Earnings    Shares      Amount         Total
                                    -----------    -----------    ------------   -----------   -------   ---------    ------------
Balance at June 30, 1999            14,119,640    $   141,000    $ 90,822,000   $19,313,000   100,000   $(275,000)   $110,001,000
Issuance of 670,234
 shares in connection with the
 acquisition of trademarks             670,234          7,000      19,055,000    19,062,000
Issuance of 2,837,343 shares in
 connection with private equity
 offering, net of related
 expenses                            2,837,343         28,000      78,870,000    78,898,000

Conversion of promissory notes         409,507          4,000       9,167,000     9,171,000
Exercise of Common Stock
 warrants, net of related
 expenses                               50,000          1,000         299,000       300,000
Exercise of stock options                1,200         12,000          12,000
Non-cash compensation charge            12,000         12,000
Net loss for the period             (1,033,000)    (1,033,000)
                                   -----------    -----------    ------------   -----------   -------   ---------    ------------
Balance at September 30, 1999       18,087,924    $   181,000    $198,237,000   $18,280,000   100,000   $(275,000)   $216,423,000
                                   ===========    ===========    ============   ===========   =======   =========    ============





See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL:

         The Company and its subsidiaries operate in one business segment: the sale of natural, organic and other food products. Beginning with fiscal 1999, approximately 75% (100% in prior years) of the Company's revenues are derived from products which are manufactured by various co- packers. There were no co-packers who manufactured 10% or more of our products.

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

         Certain reclassifications have been made in the financial statements to conform to current year's presentation.

2.       BASIS OF PRESENTATION:

         All amounts in the financial statements have been rounded to the nearest thousand dollars, except share and per share amounts.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 1999 and for the year then ended included in the Company's Annual Report on Form 10-K for information not included in these condensed footnotes.

3.       CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE:

         In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 was adopted by the Company effective July 1, 1999, and requires start-up costs capitalized prior to such date be written-off as a cumulative effect of an accounting change as of July 1, 1999, and any future start-up costs to be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to introducing a new product or service, conducting business in

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a new territory, conducting business with a new class of customer or commencing some new operations. In accordance with SOP 98-5, the Company recorded a one-time non-cash charge in the first quarter of fiscal 2000 reflecting the cumulative effect of a change in accounting principle, in the amount of $3.8 million, net of tax benefit, representing start-up costs capitalized as of the beginning of fiscal year 2000.

4. STOCKHOLDERS' EQUITY:

         On September 27, 1999, the Company announced that it had entered into a global strategic alliance with H.J. Heinz Company ("Heinz") related to the production and distribution of natural products domestically and internationally. In connection with the alliance, the Company issued 2,837,343 shares (the "Investment Shares") of its common stock, par value $.01 per share (the "Common Stock") to Earth's Best, Inc. ("Earth's Best"), a wholly owned subsidiary of Heinz, for an aggregate purchase price of $82,383,843 under a Securities Purchase Agreement dated September 24, 1999 between the Company and Earth's Best. The Company used $75 million of the proceeds from this private equity offering to reduce its borrowings under its debt facility. The remainder of the proceeds were used to pay transaction costs and for general working capital purposes.

         In addition, in a separate transaction, the Company announced on September 27, 1999 that it had purchased the trademarks of Earth's Best (the "Acquisition") under a Purchase and Sale Agreement dated September 24, 1999 among the Company, Earth's Best and Heinz (the "Acquisition Agreement"). In consideration for the trademarks, the Company paid a combination of $4,620,000 in cash and 670,234 shares of Common Stock, valued at $17,380,000 (the "Acquisition Shares" and together with the Investment Shares, the "Shares"). Earth's Best has agreed to change its name following the consummation of the Acquisition. This purchase agreement terminates a license agreement dated April 6, 1999 between the Company and Heinz whereby the Company was granted exclusive sale and distribution rights of the Earth's Best baby food products into the United States retail grocery and natural food channel. Under the Acquisition, the Company will be able to sell, market and distribute the Earth's Best products both domestically and internationally and have a more efficient means to develop new products.

         For accounting purposes, the two separate transactions mentioned above, were required to be accounted for using a blended stock price value of $28.44. Accordingly, the blended rate purchase price of the Earth's Best trademark from Heinz amounted to approximately $22 million, net of transaction costs.

         In connection with the issuance of the Shares, the Company and Earth's Best have entered into an Investor's Agreement dated September 24, 1999 that sets forth certain restrictions and obligations of the

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company and Earth's Best and its affiliates relating to the Shares, including restrictions and obligations relating to (1) the appointment by the Company of one member to its board of directors nominated by Earth's Best and one member jointly nominated by Earth's Best and the Company, (2) an 18-month standstill period during which Earth's Best and its affiliates may not purchase or sell shares of Common Stock, subject to certain exceptions, (3) a right of first offer granted to the Company by Heinz and its affiliates to the Company upon the sale of Shares by Earth's Best and its affiliates following the standstill period, (4) preemptive rights granted to Earth's Best and its affiliates relating to the future issuance by the Company of shares of capital stock and
(5) confidentiality.

         In addition, the Company and Earth's Best have entered into a Registration Rights Agreement dated September 24, 1999 that provides Earth's Best and its affiliates customary registration rights relating to the Shares, including two demand registration rights and "piggy-back"

registration rights.

5.       ACQUISITIONS:

         On May 18, 1999, the Company acquired Natural Nutrition Group, Inc. ("NNG"). NNG is a manufacturer and marketer of premium natural and organic food products primarily under its Health Valley, Breadshop's and Sahara brands. The aggregate purchase price, including acquisition costs, amounted to approximately $82 million. The purchase price was paid by approximately $72 million in cash and the issuance of $10 million in convertible promissory notes. To finance the cash portion of the acquisition, among other things, the Company entered into a $160 million senior secured loan which provided for a $30 million revolving credit facility and $130 million in term loans. The aggregate purchase price paid in excess of net assets acquired amounted to $61.4 million. The purchase price allocations have been made on a preliminary basis, subject to adjustment.

         On December 8, 1998, the Company acquired the Nile Spice soup and meal cup ("Nile Spice") business from The Quaker Oats Company. The Nile Spice product line includes premium soups and meals packaged in cups that are sold under the Nile Spice brand. In addition, the Company entered into a licensing agreement to sell products under the Near East brand through December 2000. In addition, the Company assumed certain liabilities directly related to the acquired business. The Company used its revolving credit facility to fund the purchase price.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Unaudited pro forma results of operations (in thousands, except per share amounts) for the three months ended September 30, 1998, assuming the above acquisition, excluding Nile Spice which is not material, had occurred as of July 1, 1998 are as follows:

                                           Three Months Ended
                                           September 30, 1998
                                           -----------------

Net sales                                      $   60,618
Income before cumulative change in
 accounting principle                                  18
                                               ==========
Net loss                                       $   (3,736)
                                               ==========
Income before cumulative change in
 accounting principle per share:
Basic and diluted                              $     0.00
                                               ==========
Net loss per share:
Basic                                          $    (0.28)
Diluted                                                (a)

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

(a) Pro forma diluted loss per common share is not shown for the three months ended September 30, 1998, as the results would be antidilutive.

6.       INVENTORIES:

     Inventories consist of the following:


                                    September 30, 1999     June 30, 1999
                                    ------------------     -------------

  Finished goods                      $ 19,231,000          $18,750,000
  Raw materials and packaging            9,951,000           10,458,000
                                      ------------           ----------
                                      $ 29,182,000          $29,208,000
                                      ============          ===========

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.       PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                         September 30,              June 30,
                                             1999                     1999
                                        --------------           -------------

Machinery & equipment                      $ 8,633,000            $ 8,429,000
Assets held for sale                         4,984,000              5,248,000
Furniture and fixtures                       1,355,000              1,314,000
Leasehold improvements                       4,916,000              4,557,000
                                           -----------             ----------
                                            19,888,000             19,548,000
Less:
Accumulated depreciation and
  amortization                               2,308,000              1,601,000
                                           -----------            -----------
                                           $17,580,000            $17,947,000
                                           ===========            ===========

         Assets held for sale were acquired in business acquisitions during the year ended June 30, 1999 and have been recorded at their respective fair values on the dates of acquisition. Management intends to dispose of these assets in fiscal 2000.

8. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                           September 30,        June 30,
                                               1999               1999
                                           ------------        ------------

Senior Term Loans (A)                      $ 51,700,000       $130,000,000
Revolving Credit (A)                          1,500,000                  -
Convertible Promissory Notes (B)                829,000         10,000,000
Notes payable to sellers in
 connection with acquisitions of
 businesses, and other long-term
 debt (C)                                     1,039,000          1,125,000
                                           ------------       ------------
                                             55,068,000        141,125,000
Current portion                              12,341,000         10,442,000
                                           ------------       ------------
                                           $ 42,727,000       $130,683,000
                                           ============       ============

(A)      Senior Term Loans

         On May 18, 1999, in connection with the acquisition of NNG, the Company arranged for a $160 million senior secured loan facility ("Amended Facility"), which provided for a $30 million credit facility and $130 million of term loans. This Amended Facility was used to complete the acquisition of NNG, refinance the Company's then existing indebtedness, ($57.3 million) and provide for ongoing working capital needs. Under the Amended Facility, the term loans consist of a $75 million Tranche I loan and a $55 million Tranche II loan. The Tranche

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

I loan requires principal quarterly installments starting September 30, 1999 through June 30, 2004. The Tranche II loan has similar repayment features, but matures June 30, 2006. The Company may elect to pay interest based on the bank's base rate or the LIBOR rate. Borrowings on a base rate basis may range from 0.50% below the bank's base rate to 1.00% above the bank's base rate. Borrowings on a LIBOR basis may range from 1.75% to 3.00% over the LIBOR rate. Both Tranche loans were borrowed on a LIBOR basis.

         In connection with the strategic alliance with Heinz, and proceeds from the issuance of Investment Shares, $75 million of the Tranche I and II loans were repaid, on a pro rata basis, on September 27, 1999.

         Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Amended Facility are collateralized by principally all of the Company's assets. The Amended Facility contains certain financial and other restrictive covenants, as amended, which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital and interest and fixed charge coverage ratios and is required to achieve certain earnings levels. As of September 30, 1999, $28.5 million was available under the Company's revolving credit facility.

(B)      Convertible Promissory Notes

         In connection with the acquisition of NNG, the Company issued $10 million of convertible promissory notes (the "Notes") bearing interest at 7%, payable quarterly commencing September 30, 1999. The Notes are convertible into shares of the Company's Common Stock. The number of shares of Common Stock to be issued upon conversion of each Note is based upon the conversion price equal to the average of the closing prices of the Company's Common Stock for the ten trading days prior to the date of conversion of the Note. During the three months ended September 30, 1999, holders of approximately $9.2 million in Notes have converted such Notes into 409,507 shares of the Company's Common Stock.

(C) Other Long Term Debt

         In connection with an acquisition NNG consummated on January 12, 1999, prior to the Company's acquisition of NNG, an $800,000 nonconvertible promissory note bearing interest at prime (8% at June 30, 1999), was issued to the seller. This promissory note requires payment of principal in installments starting June 30, 1999 through December 31, 2002.

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to FAS 128 for the three months ended September 30, 1999 and 1998.

                                                                1999                      1998
                                                             -----------               -----------
Numerator:
Income before cumulative change in
 accounting principle -
 Numerator for basic and diluted earnings per share         $  2,721,000               $ 1,755,000
Cumulative change in accounting principle                     (3,754,000)                     --
                                                            ------------               -----------
Net (loss)/income                                           $ (1,033,000)              $ 1,755,000
                                                            ============               ===========
Denominator:
Denominator for basic earnings per share -
 weighted average shares outstanding
 during the period(a)                                         14,327,000                13,384,000
                                                            ------------               -----------
Effect of dilutive securities (b):
  Stock options                                                1,394,000                 1,028,000
  Warrants                                                       622,000                   765,000
                                                            ------------               -----------
                                                               2,016,000                 1,793,000
                                                            ------------               -----------
Denominator for diluted earnings per share -
 adjusted weighted average shares and
 assumed conversions                                          16,343,000                15,177,000
                                                            ============               ===========
Basic (loss)/earnings per share:
 Income before cumulative change in
  accounting principle                                      $       0.19               $       .13
 Cumulative change in accounting principle                         (0.26)                     --
                                                            ------------               -----------
 Net (loss)/income                                          $      (0.07)              $       .13
                                                            ============               ===========
Diluted (loss)/earnings per share:
 Income before cumulative change in
   accounting principle                                     $       0.17               $       .12
 Cumulative change in accounting principle                         (0.23)                     --
                                                            ------------               -----------
 Net (loss)/income                                          $      (0.06)              $       .12
                                                            ============               ===========


(a) The issuance of the Investment Shares to Heinz on September 27, 1999 did not materially affect the weighted average shares computation. The resulting increase in weighted average shares outstanding is primarily due to approximately $9.2 million in Notes converted into 409,507 shares of common stock and, since September 1998, exercises of warrants and stock options into shares of Common Stock.

(b) The increase in the amount of dilutive potential shares in the 1999 period was substantially attributable to an increase in the market price of the Company's Common Stock over the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company made the following acquisitions or entered into licensing agreements during the twelve months ended September 30, 1999:

         On April 6, 1999, the Company expanded its licensing agreement with Heinz for Earth's Best baby food products whereby the Company was given the exclusive sale and distribution rights of the Earth's Best baby food products into the United States retail grocery and natural food channels. On September 27, 1999, the Company announced it had purchased the trademarks of Earth's Best from Heinz, which terminated the April 6, 1999 license agreement, which allows the Company the opportunity to sell Earth's Best both in domestic and international markets and provides the Company with the ability to develop new products.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net sales for the three months ended September 30, 1999 were $68.1 million, an increase of 56% over net sales of $43.5 million in the quarter ended September 30, 1998. 87% of the increase was derived from revenues of acquired businesses or revenues resulting from licensing agreements entered into during fiscal 1999.

         Gross profit for the three months ended September 30, 1999 increased by approximately $11.2 million to $28 million (41.2% of net sales) as compared to $16.8 million (38.6% of net sales) in the 1998 period. The increase in gross profit dollars was a direct result of the increased sales level in 1999. The improvement in gross profit percentage of 2.6% percentage points is due to a combination of: sales mix, integration of certain manufactured product lines into our Irwindale manufacturing facility resulting in improved gross profit percentage yields and certain acquired businesses and/or product lines from licensing agreements producing higher gross profit percentages than existing businesses.

         Selling, general and administrative expenses increased by $7.5 million to $19 million for the three months ended September 30, 1999 as compared to $11.5 million in the September 30, 1998 quarter. Such expenses, as a percentage of net sales, amounted to 28% for the three months ended September 30, 1999 compared with 26.4% in the September 30, 1998 quarter. Approximately 1.9% of this increase is a result of higher trade and consumer spending offset by a favorable .3% decrease in other selling, general and administrative expense components. The improvement of .3% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. Not all of the administrative functions of the businesses acquired during fiscal 1999 have as yet been integrated. It is expected that the integration process may not be completed until the end of fiscal 2000. The higher trade and consumer spending is due to the Company aggressively promoting awareness of its newly acquired brands and products in an effort to expand product distribution into existing and new market channels and territories.

         The Company plans to continue to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending. These consumer spending categories include, but are not limited to, consumer advertising using radio and print, coupons, direct mailing programs, and other forms of promotions. There is no guarantee that these investments in consumer spending will be successful, and as the Company attempts to monitor its trade spending and increase consumer awareness, there may be a period of overlap.

         Amortization of goodwill and other intangible assets increased by $.43 million from the September 1998 period to the September 1999 period. All of this increase was attributable to amortization of goodwill acquired in connection with the acquisitions during fiscal 1999. Amortization expense in total, amounted to 1.9% of net sales for both the three months ended September 30, 1999 and September 30, 1998 periods.

         Operating income increased by $3.3 million compared to the 1998 period. Operating income as a percentage of net sales, amounted to 11.3%, an increase of 1.1% over the 1998 period. This resulted principally from higher gross profit margins as a percentage of net sales offset by higher selling, general and administrative expenses as a percentage of net sales.

         Interest and financing costs for the 1999 period amounted to $2.8 million, an increase of $1.4 million over the 1998 period. The increase was due to the debt incurred in connection with the fiscal year 1999 acquisitions. The $75 million repayment of loans, incurred in connection with fiscal 1999 acquisitions, as more fully described in Footnote 4 to the consolidated financial statements, on September 27, 1999 will enable the Company to achieve interest cost savings during the remainder of the fiscal year from both lower interest rates and lower outstanding debt.

         Income before income taxes and cumulative change in accounting principle for the three months ended September 30, 1999 increased to $4.9 million (7.3% of net sales) from $3.1 million (7.1% of net sales) in the 1998 period. This improvement in profitability was attributable to the aforementioned increase in operating income as a percentage of sales offset by higher interest expenses, as a percentage of sales.

         Income taxes increased to $2.2 million for the three months ended September 30, 1999 compared to $1.4 million in the 1998 period. The effective tax rate was 45% in the 1999 period compared with 43.5% in the 1998 period. The increase is largely a result of the increased amortization of nondeductible goodwill arising from fiscal year 1999 acquisitions.

         Income before cumulative change in accounting principle for the three months ended September 30, 1999 increased by approximately $1 million over the corresponding 1998 period and amounted to 4% of net sales, which is comparable to the 4% achieved in the 1998 period.

Change in Accounting Principle:

         In April 1998, the American  Institute of Certified Public  Accountants
issued Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective beginning on July 1, 1999, and requires the start-up costs capitalized prior to such date be written-off as a cumulative effect of an accounting change as of July 1, 1999. Any future start-up costs are to be expensed as incurred. Start up activities are broadly defined as those one time activities related to introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing some new operation. In accordance with SOP 98- 5, the Company recorded a one-time non-cash charge in the first quarter of fiscal 2000 reflecting the cumulative effect of a change in accounting principle, in the amount of $3.8 million, net of tax benefit, representing such start-up costs capitalized as of the beginning of fiscal year 2000.

Liquidity and Capital Resources

         The Company requires liquidity for working capital needs and debt service requirements.

         The Company had working capital of $17.4 million at September 30, 1999 as compared to $18.9 million at June 30, 1999. The decrease in working capital is primarily attributable to the higher current principal debt service requirements by $1.9 million at September 30, 1999 when compared to June 30, 1999. However, while the Company's current principal debt service requirements increased, the Company's ratio of current assets to current liabilities of 1.44 at September 30, 1999 is comparable to the ratio of 1.47 at June 30, 1999. This stability in the current ratio was primarily a result of higher operating cash flows of $1 million for the three months ended September 30, 1999 vs $.4 million for the same period in 1998.

         On May 18, 1999, in connection with the acquisition of NNG, the Company arranged for a $160 million senior secured loan facility ("Amended Facility"), which provided for a $30 million credit facility and $130 million of term loans. This Amended Facility was used to complete the acquisition of NNG, refinance the Company's then existing indebtedness, ($57.3 million) and provide for ongoing working capital needs. Under the Amended Facility, the term loans consist of a $75 million Tranche I loan and a $55 million Tranche II loan.

         On September 27, 1999, the Company announced that it had entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally. In connection with the alliance, the Company issued 2,837,343 shares of its common stock, par value $.01 per share to Earth's Best, Inc. ("Earth's Best"), a wholly owned subsidiary of Heinz, for an aggregate purchase price of $82,383,843 under a Securities
Purchase Agreement dated September 24, 1999 between the Company and Earth's Best. The Company used $75 million of the proceeds from this private equity offering to reduce its borrowings under its debt facility. The remainder of the proceeds were used to pay transaction costs.

         The interest rate on the Amended Facility is based partially on the ratio of outstanding debt to operating cash flow (as defined). The Company may elect to pay interest based on the bank's base rate or the LIBOR rate. Borrowings on a base rate basis may range from 0.50% below the bank's base rate to 1.00% above the bank's base rate. Borrowings on a LIBOR basis may range from 1.75% to 3.00% over the LIBOR rate. The Amended Facility term loans were borrowed on a LIBOR basis during fiscal 2000. The Tranche I loan requires principal quarterly installments starting September 30, 1999 through June 30, 2004. The Tranche II loan has similar repayment features, but matures June 30, 2006.

         Amounts outstanding under the Amended Facility are collateralized by principally all of the Company's assets. The Amended Facility also contains certain financial and other restrictive covenants. The Company was in compliance with such covenants at September 30, 1999. As of September 30, 1999, $28.5 million was available under the Company's revolving credit line. Utilization of the revolving credit line varies over the course of the year based on inventory requirements and other business transactions.

         The aggregate principal payments on the Amended Facility for the twelve months ending September 30, 2000 are $10.63 million. The Company believes that projected cash flows generated from its operations and amounts available under the revolving credit facility should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the foreseeable future. The revolving credit facility provides the Company with available borrowings up to an aggregate principal amount of $30 million.

         The Company's term loans impose certain restrictions, as amended, on the Company regarding capital expenditures, limit the Company's ability to incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Financial Data Schedule (Exhibit 27)

         (b)      Reports on Form 8-K

                  On September 27, 1999, the Company filed reports on Form 8-K announcing that it had entered into a strategic alliance with H.J. Heinz Company ("Heinz") resulting in the issuance of 2,837,343 shares of its common stock. In addition, in a separate transaction, the Company also announced on September 27, 1999, it had purchased the trademarks of Earth's Best (a Heinz company) under a purchase and sale agreement dated September 24, 1999. No financial information was required to be filed in this Form 8-K in accordance with the rules and regulations of Regulation S-X.

                  The Company did not file any other reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE HAIN FOOD GROUP, INC.

Date:             November 12, 1999               /S/ IRWIN D. SIMON
                                                  -----------------------------
                                                  Irwin D. Simon,
                                                  President and Chief
                                                  Executive Officer







Date:             November 12, 1999               /S/GARY M. JACOBS
                                                  -----------------------------
                                                  Gary M. Jacobs,
                                                  Senior Vice President-Finance
                                                  and Chief Financial Officer