Form 10-Q
period 1999-12-31
HAIN FOOD GROUP INC
filed 2000-02-14
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended: 12/31/99        Commission file number: 0-22818
                                --------                                -------


                            THE HAIN FOOD GROUP, INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)



              Delaware                                        22-3240619
-------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


            50 Charles Lindbergh Boulevard, Uniondale, New York    11553
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

18,159,148 shares of Common Stock $.01 par value, as of February 3, 2000.

                                               THE HAIN FOOD GROUP, INC.
                                                         INDEX

                                                                         Page

Part I              Financial Information

Item 1.             Financial Statements

           Consolidated Balance Sheets - December 31, 1999
           (unaudited) and June 30, 1999                                  2

           Consolidated Statements of Income - Three months and
           six months ended December 31, 1999 and 1998 (unaudited)        3

           Consolidated Statements of Cash Flows - Six months
           ended December 31, 1999 and 1998 (unaudited)                   4

           Consolidated Statement of Stockholders' Equity -
           Six months ended December 31, 1999 (unaudited)                 5

           Notes to Consolidated Financial Statements (unaudited)       6 to 11


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       12 to 17


Part II             Other Information

               Items 1 to 3 and 5 are not applicable

           Item 4 - Submission of Matters to a Vote of
                         Security Holders                                 18

           Item 6 - Exhibits and Reports on Form 8-K                      18

           Signatures                                                     19

PART I - ITEM 1 - FINANCIAL INFORMATION
THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                       December 31,              June 30,
                                                          1999                    1999
                                                         ------                  -----
                                                       (Unaudited)               (Note)
ASSETS
Current assets:

 Cash                                                  $  1,055,000            $   510,000
 Trade accounts receivable, less allowance
  for doubtful accounts of $503,000 and $560,000         24,185,000             24,278,000
 Inventories                                             35,726,000             29,208,000
 Recoverable income taxes                                         -                387,000
 Other current assets                                     2,846,000              4,965,000
                                                       ------------            -----------

         Total Current Assets                            63,812,000             59,348,000
Property and equipment, net of accumulated
  depreciation of $3,018,000 and $1,601,000              17,376,000             17,947,000
Goodwill and other intangible assets, net of
  accumulated amortization of $9,581,000 and
  $6,884,000                                            214,243,000            193,398,000
Deferred financing costs, net of accumulated
  amortization of $417,000 and $107,000                   3,321,000              3,605,000
Deferred income taxes                                     3,431,000                884,000
Other assets                                              2,063,000              6,640,000
                                                       ------------           ------------
         Total Assets                                  $304,246,000           $281,822,000
                                                       ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                 $ 28,991,000           $ 30,029,000
 Current portion of long-term debt                       12,261,000             10,442,000
 Income taxes payable                                     3,059,000                 -
                                                       ------------           ------------
         Total current liabilities                       44,311,000             40,471,000

Long-term debt, less current portion                     37,578,000            130,683,000
Other liabilities                                            -                     667,000
                                                       ------------           ------------
         Total liabilities                               81,889,000            171,821,000

Commitments and contingencies Stockholders' equity:

 Preferred stock - $.01 par value; authorized
  5,000,000 shares, no shares issued
 Common stock - $.01 par value, authorized
  40,000,000 shares, issued 18,159,148 and
  14,119,640 shares                                         182,000                141,000
 Additional paid-in capital                             199,203,000             90,822,000
 Retained earnings                                       23,247,000             19,313,000
                                                       ------------           ------------
                                                        222,632,000            110,276,000
Less: 100,000 shares of treasury stock, at cost             275,000                275,000
                                                       ------------           ------------
         Total stockholders' equity                     222,357,000            110,001,000
                                                       ------------           ------------
         Total liabilities and stockholders' equity    $304,246,000           $281,822,000
                                                       ============           ============


Note - The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended                        Six Months Ended
                                                              December 31,                             December 31,
                                                 --------------------------------------   ---------------------------------------
                                                          1999               1998                  1999                1998
                                                 --------------------------------------   ---------------------------------------

Net sales                                               $81,022,000        $50,602,000           $149,086,000        $94,098,000
Cost of sales                                            47,850,000         30,359,000             87,904,000         57,080,000
                                                 --------------------------------------   ---------------------------------------
Gross profit                                             33,172,000         20,243,000             61,182,000         37,018,000
Selling, general & administrative expenses               22,235,000         13,600,000             41,262,000         25,097,000
Amortization of goodwill and other                        1,433,000            855,000              2,710,000          1,702,000
  intangible assets
                                                 --------------------------------------   ---------------------------------------
Operating income                                          9,504,000          5,788,000             17,210,000         10,219,000

Other income                                                753,000                  -                753,000                  -
Interest expense, net                                    (1,072,000)        (1,169,000)            (3,675,000)        (2,412,000)
Amortization of deferred financing costs                   (155,000)           (82,000)              (310,000)          (163,000)
                                                 --------------------------------------   ---------------------------------------
Income before income taxes and cumulative                 9,030,000          4,537,000             13,978,000          7,644,000
  change in accounting principle
Provision for income taxes                                4,063,000          1,973,000              6,290,000          3,325,000
                                                 --------------------------------------   ---------------------------------------
Income before cumulative change in                        4,967,000          2,564,000              7,688,000          4,319,000
  accounting principle
Cumulative change in accounting principle                         -                  -             (3,754,000)                 -
                                                 --------------------------------------   ---------------------------------------
Net income                                              $ 4,967,000        $ 2,564,000             $3,934,000        $ 4,319,000
                                                 ======================================   =======================================
Basic earnings per common share:
Income before cumulative change in                           $ 0.28             $ 0.19                 $ 0.47             $ 0.32
  accounting principle
Cumulative change in accounting principle                         -                  -                  (0.23)                 -
                                                 --------------------------------------   ---------------------------------------
Net income                                                   $ 0.28             $ 0.19                 $ 0.24             $ 0.32
                                                 ======================================   =======================================
Diluted earnings per common share:
Income before cumulative change in                           $ 0.26             $ 0.17                 $ 0.43             $ 0.28
 accounting principle
Cumulative change in accounting principle                         -                  -                  (0.21)                 -
                                                 --------------------------------------   ---------------------------------------
Net income                                                   $ 0.26             $ 0.17                 $ 0.22             $ 0.28
                                                 ======================================   =======================================

Weighted average common shares outstanding
Basic                                                    18,040,000         13,475,000             16,184,000         13,429,000
                                                 ======================================   =======================================
Diluted                                                  19,327,000         15,437,000             17,835,000         15,402,000
                                                 ======================================   =======================================


See notes to consolidated financial statements.
                                                                               3

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended
                                                                           December 31
                                                                           ------------
                                                                  1999                    1998
                                                                 ------                  -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $ 3,934,000            $ 4,319,000
Adjustments to reconcile net income to
 net cash provided by operating activities
Cumulative change in accounting principle                        3,754,000                      -
Depreciation of property and equipment                           1,417,000                314,000
Amortization of goodwill and other
 intangible assets                                               2,697,000              1,702,000
Amortization of deferred financing costs                           310,000                163,000
Provision for doubtful accounts                                    150,000                (3,000)
Other                                                               23,000                 19,000
Increase (decrease) in cash attributable to
changes in assets and liabilities, net of amounts
applicable to acquired businesses:
 Accounts receivable                                              (57,000)               (48,000)
 Inventories                                                   (6,518,000)                885,000
 Other current assets                                              344,000            (1,151,000)
 Other assets                                                    (992,000)            (1,457,000)
 Accounts payable and accrued expenses                         (2,191,000)            (3,395,000)
 Income taxes payable                                            3,446,000                712,000
                                                               -----------            -----------
   Net cash provided by operating  activities                    6,317,000              2,060,000
                                                               -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                (4,625,000)           (24,913,000)
Acquisition of property and equipment                          (1,163,000)              (297,000)
Proceeds from sale of assets                                       301,000                 -
                                                               -----------            ----------
  Net cash used in investing activities                        (5,487,000)           (25,210,000)
                                                              -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility, net                  500,000              3,000,000
Proceeds from term loan                                                  -             60,000,000
Payments on term loan                                         (81,759,000)           (19,475,000)
Costs in connection with bank financing                           (26,000)              (451,000)
Proceeds from private equity offering, net of
 related expenses                                               80,589,000                      -
Proceeds from exercise of warrants and options,
  net of related expenses                                          575,000                917,000
Payment of debt from acquired company                                    -           (20,678,000)
Payment of other long-term debt                                  (164,000)                      -
Other - net                                                          -                  (187,000)
                                                               -----------           ------------
  Net cash (used in)/provided by financing
   activities                                                    (285,000)             23,126,000
                                                              -----------             -----------
Net increase (decrease) in cash                                    545,000               (24,000)
Cash at beginning of period                                        510,000                495,000
                                                               -----------            -----------
Cash at end of period                                          $ 1,055,000            $   471,000
                                                               ===========            ===========


See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                          Common Stock                                            Treasury Stock
                                                                Additional
                                                   Amount        Paid-in        Retained
                                    Shares         at $.01       Capital        Earnings      Shares         Amount         Total
                                  -------------  --------------  ------------   ------------  ----------   -----------   -----------
Balance at June 30, 1999             14,119,640   $    141,000   $ 90,822,000   $ 19,313,000    100,000   $   (275,000) $110,001,000
Issuance of shares to Heinz,
  net of related expenses             3,507,577         35,000     97,925,000     97,960,000
Conversion of promissory notes          437,881          4,000      9,859,000      9,863,000
Exercise of Common Stock
 warrants, net of related
 expenses                                50,000          1,000        299,000        300,000
Exercise of stock options                44,050          1,000        275,000        276,000
Non-cash compensation charge             23,000         23,000

Net income for the period             3,934,000      3,934,000
                                   ------------   ------------   ------------   ------------  ---------   ------------  ------------
Balance at December 31, 1999         18,159,148   $    182,000   $199,203,000   $ 23,247,000    100,000   $   (275,000) $222,357,000
                                   ============   ============   ============   ============  =========   ============  ============


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

3.       CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE:

         In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 was adopted by the Company effective July 1, 1999, and requires start-up costs capitalized prior to such date be written-off as a cumulative effect of an accounting change as of July 1, 1999, and any future start-up costs to be expensed as incurred. Start-up activities are defined broadly as those one- time activities related to introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing some new operations. In accordance with SOP 98-5, the Company recorded a one-time non-cash charge in the first quarter of fiscal 2000 reflecting the cumulative effect of a change in accounting principle, in the amount of $3.8 million, net of tax benefit, representing start-up costs capitalized as of the beginning of fiscal year 2000.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.       STOCKHOLDERS' EQUITY:

         In September 1999, the Company entered into a global strategic alliance with H.J. Heinz Company ("Heinz") related to the production and distribution of natural products domestically and internationally, and purchased from Heinz the trademarks of its Earth's Best baby food line of products. In connection with the alliance, the Company issued 2,837,343 shares (the "Investment Shares") of its common stock, par value $.01 per share (the "Common Stock") to Earth's Best, Inc. ("Earth's Best"), a wholly owned subsidiary of Heinz, for an aggregate purchase price of $82,383,843 under a Securities Purchase Agreement dated September 24, 1999 between the Company and Earth's Best. The Company used $75 million of the proceeds from this private equity offering to reduce its borrowings under its debt facility. The remainder of the proceeds were used to pay transaction costs and for general working capital purposes. In consideration for the trademarks, the Company paid a combination of $4,620,000 in cash and 670,234 shares of Common Stock, valued at $17,380,000 (the "Acquisition Shares" and together with the Investment Shares, the "Shares"). This purchase agreement terminates a license agreement dated April 1, 1999 between the Company and Heinz whereby the Company was granted exclusive sale and distribution rights of the Earth's Best baby food products into the United States retail grocery and natural food channel. With the acquisition of these trademarks, the Company will be able to sell, market and distribute the Earth's Best products both domestically and internationally and have a more efficient means to develop new products. In connection with the issuance of the Shares, the Company and Earth's Best have entered into an Investor's Agreement dated September 24, 1999 that sets forth certain restrictions and obligations of the Company and Earth's Best and its affiliates relating to the Shares, including restrictions and obligations relating to (1) the appointment by the Company of one member to its board of directors nominated by Earth's Best and one member jointly nominated by Earth's Best and the Company, (2) an 18-month standstill period during which Earth's Best and its affiliates may not purchase or sell shares of Common Stock, subject to certain exceptions, (3) a right of first offer granted to the Company by Heinz and its affiliates to the Company upon the sale of Shares by Earth's Best and its affiliates following the standstill period, (4) preemptive rights granted to Earth's Best and its affiliates relating to the future issuance by the Company of shares of capital stock and (5) confidentiality.

         In addition, the Company and Earth's Best have entered into a Registration Rights Agreement dated September 24, 1999 that provides Earth's Best and its affiliates customary registration rights relating to the Shares, including two demand registration rights and "piggy-back" registration rights.

5.       ACQUISITIONS:

         On May 18, 1999, the Company acquired Natural Nutrition Group, Inc. and its wholly-owned subsidiaries ("NNG"). NNG is a manufacturer and marketer of premium natural and organic food products primarily under its Health Valley, Breadshop's and Sahara brands. The aggregate purchase price, including acquisition costs, amounted to approximately $82 million. The purchase price was paid by approximately $72 million in cash and the issuance of $10 million in convertible promissory notes. To finance the cash portion of the acquisition, among other things, the Company entered into a $160 million

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


senior secured loan which provided for a $30 million revolving credit facility and $130 million in term loans. The aggregate purchase price paid in excess of net assets acquired amounted to $61.5 million. The purchase price allocations have been made on a preliminary basis, subject to adjustment.

         On December 8, 1998, the Company acquired the Nile Spice soup and meal cup ("Nile Spice") business from The Quaker Oats Company. The Nile Spice product line includes premium soups and meals packaged in cups that are sold under the Nile Spice brand. In addition, the Company entered into a licensing agreement to sell products under the Near East brand through December 2000. The Company used its revolving credit facility to fund the purchase price.

         Unaudited pro forma results of operations (in thousands, except per share amounts) for the six months ended December 31, 1998, assuming the NNG acquisition (the acquisition of Nile Spice was not material), excluding Nile Spice which is not material, had occurred as of July 1, 1998 are as follows:

                                                   Six Months Ended
                                                  December 31, 1998

Net sales                                                 $ 131,800
                                                          =========
Net income                                                $   1,083
                                                          =========
Net income per share:
Basic                                                     $    0.08
                                                          =========
Diluted                                                   $    0.07
                                                          =========


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

6.       INVENTORIES:

         Inventories consist of the following:

                                         December 31, 1999      June 30, 1999
                                         -----------------      -------------

         Finished goods                     $ 23,267,000         $18,750,000
         Raw materials and packaging          12,459,000          10,458,000
                                            ------------          ----------
                                            $ 35,726,000         $29,208,000
                                            ============         ===========

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7.       PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                       December 31,        June 30,
                                           1999              1999
                                         --------           ------
Machinery & equipment                 $ 9,891,000       $ 8,429,000
Assets held for sale                    4,112,000         5,248,000
Furniture and fixtures                  1,390,000         1,314,000
Leasehold improvements                  5,001,000         4,557,000
                                       ----------        ----------
                                       20,394,000        19,548,000
Less:
Accumulated depreciation and
  amortization                          3,018,000         1,601,000
                                      -----------       -----------
                                      $17,376,000       $17,947,000
                                      ===========       ===========

         Assets held for sale were acquired in business acquisitions during the year ended June 30, 1999 and have been recorded at their respective fair values on the dates of acquisition. Management intends to dispose of the remaining assets held for sale in fiscal 2000.

8.       LONG-TERM DEBT:

         Long-term debt consists of the following:

                                          December 31,       June 30,
                                              1999             1999
                                             ------          -------
Senior Term Loans (A)                     $ 48,241,000     $130,000,000
Revolving Credit (A)                           500,000                -
Convertible Promissory Notes (B)               137,000       10,000,000
Notes payable to sellers in
 connection with acquisitions of
 businesses, and other long-term
 debt(C)                                       961,000        1,125,000
                                          ------------     ------------
                                            49,839,000      141,125,000
Current portion                             12,261,000       10,442,000
                                          ------------     ------------
                                          $ 37,578,000     $130,683,000
                                          ============     ============


(A)      Senior Term Loans

         On May 18, 1999, in connection with the acquisition of NNG, the Company arranged for a $160 million senior secured loan facility ("Amended Facility"), which provided for a $30 million revolving credit facility and $130 million of term loans. This Amended Facility was used to complete the acquisition of NNG, refinance the Company's then existing indebtedness, ($57.3 million) and provide for ongoing working capital needs. Under the Amended Facility, the term loans consist of a $75 million Tranche I loan and a $55 million Tranche II loan. The Tranche I loan requires principal

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


quarterly installments starting September 30, 1999 through June 30, 2004. The Tranche II loan has similar repayment features, but matures June 30, 2006. The Company may elect to pay interest based on the bank's base rate or the LIBOR rate. Borrowings on a base rate basis may range from 0.50% below the bank's base rate to 1.00% above the bank's base rate. Borrowings on a LIBOR basis may range from 1.75% to 3.00% over the LIBOR rate. Both Tranche loans were borrowed on a LIBOR basis.

         In connection with the strategic alliance with Heinz, and proceeds from the issuance of Investment Shares, $75 million of the Tranche I and II loans were repaid, on a pro rata basis, on September 27, 1999.

         Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Amended Facility are collateralized by principally all of the Company's assets. The Amended Facility contains certain financial and other restrictive covenants, as amended, which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital and interest and fixed charge coverage ratios and is required to achieve certain earnings levels. As of December 31, 1999, $29.5 million was available under the Company's revolving credit facility.

(B)      Convertible Promissory Notes

         In connection with the acquisition of NNG, the Company issued $10 million of convertible promissory notes (the "Notes") bearing interest at 7%, payable quarterly commencing September 30, 1999. The Notes are convertible into shares of the Company's Common Stock. The number of shares of Common Stock to be issued upon conversion of each Note is based upon the conversion price equal to the average of the closing prices of the Company's Common Stock for the ten trading days prior to the date of conversion of the Note. During the six months ended December 31, 1999, holders of approximately $9.9 million in Notes have converted such Notes into 437,881 shares of the Company's Common Stock.

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

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The following table sets forth the computation of basic and diluted earnings per share pursuant to FAS 128

                                         Three Months Ended                    Six Months Ended
                                             December 31                          December 31
                                            -------------                        ------------
                                       1999               1998               1999              1998
                                      ------             ------             ------            -----
Numerator:
Numerator for basic and diluted
 earnings per share -
Income before cumulative change
 in accounting principle             $4,967,000        $ 2,564,000         $7,688,000       $4,319,000
Cumulative change in accounting
 principle                               -                  -             (3,754,000)            -
                                     ----------        -----------        ----------        ----------

Net income                           $4,967,000        $ 2,564,000         $3,934,000       $4,319,000
                                     ==========        ===========         ==========       ==========
Denominator:
Denominator for basic earnings
 per share - weighted average
 shares outstanding during the
  period                             18,040,000         13,475,000         16,184,000       13,429,000
                                    -----------        -----------        -----------       ----------
Effect of dilutive securities:

Stock options                           916,000          1,202,000          1,155,000        1,211,000
Warrants                                371,000            760,000            496,000          762,000
                                     ----------        -----------         ----------       ----------
                                      1,287,000          1,962,000          1,651,000        1,973,000
                                     ----------        -----------         ----------       ----------
Denominator for diluted earnings
 per share - adjusted weighted
 average shares and assumed
  conversions                        19,327,000         15,437,000         17,835,000       15,402,000
                                    ===========        ===========         ==========       ==========
Basic earnings per share:
 Income before cumulative change
  in accounting principle            $     0.28        $      0.19         $     0.47       $     0.32
 Cumulative change in accounting
  principle                               -                  -                 (0.23)            -
                                     ----------        -----------        ----------        ----------
 Net income                          $     0.28        $      0.19         $     0.24       $     0.32
                                     ==========        ===========         ==========       ==========
Diluted earnings per share:
 Income before cumulative change
  in accounting principle            $     0.26        $      0.17         $     0.43       $     0.28
 Cumulative change in accounting
  principle                               -                  -                 (0.21)            -
                                     ----------        -----------        ----------        ----------
 Net income                          $     0.26        $      0.17         $     0.22       $     0.28
                                     ==========        ===========         ==========       ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company made the following acquisitions or entered into licensing agreements since December 8, 1998:

         On December 8, 1998, the Company acquired the Nile Spice soup and meal cup business from The Quaker Oats Company. The Nile Spice product line includes premium soups and meals packaged in cups that are sold under the Nile Spice and Near East brands. The Near East brand is sold under a licensing agreement through December 2000.

         On April 1, 1999, the Company expanded its licensing agreement with Heinz for Earth's Best baby food products whereby the Company was given the exclusive sale and distribution rights of the Earth's Best baby food products into the United States retail grocery and natural food channels. On September 27, 1999, the Company announced it had purchased the trademarks of Earth's Best from Heinz, which terminated the April 1, 1999 license agreement, which allows the Company the opportunity to sell Earth's Best both in domestic and international markets and provides the Company with the ability to develop new products.

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

Results of Operations

Three months ended December 31, 1999

         Net sales for the three months ended December 31, 1999 were $81.0 million, an increase of 60.1% over net sales of $50.6 million in the quarter ended December 31, 1998. 80.8% of the increase was derived from revenues of businesses since December 1998.

         Gross profit for the three months ended December 31, 1999 increased by approximately $12.9 million to $33.2 million (40.9% of net sales) as compared to $20.2 million (40.0% of net sales) in the corresponding 1998 period. The increase in gross profit dollars was a direct result of the increased sales level in 1999. The improvement in gross profit percentage of 0.9% percentage points is due to a combination of: sales mix, integration of certain manufactured product lines resulting in improved gross profit percentage yields and certain acquired businesses producing higher gross profit percentages than existing businesses.

         Selling, general and administrative expenses increased by $8.6 million to $22.2 million for the three months ended December 31, 1999 as compared to $13.6 million in the December 31, 1998 quarter. Such expenses, as a percentage of net sales, amounted to 27.4% for the three months ended December 31, 1999 compared with 26.9% in the December 31, 1998 quarter. This increase is primarily attributable to a 1.7% increase in trade and consumer spending offset by a favorable 1.2% decrease in other selling, general and administrative expense components. The improvement of 1.2% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses. Not all of the administrative functions of the businesses acquired during fiscal 1999 have as yet been integrated. It is expected that the integration process may not be completed until the end of fiscal 2000. The higher trade and consumer spending is due to the Company aggressively promoting awareness of its newly acquired brands and products in an effort to expand product distribution into existing and new market channels and territories.

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

         Amortization of goodwill and other intangible assets increased by $.58 million from the December 1998 period to the December 1999 period. All of this increase was attributable to amortization of goodwill and other intangible assets acquired in connection with the acquisitions since December 1998. Amortization expense in total amounted to 1.8% of net sales for the three months ended December 31, 1999 and 1.7% of net sales for the three months ended December 31, 1998.

         Operating income increased by $3.7 million compared to the 1998 period. Operating income as a percentage of net sales amounted to 11.7%, an increase of 0.3% over the 1998 period. This resulted principally from higher gross profit margins as a percentage of net sales offset by higher selling, general, administrative and amortization expenses as a percentage of net sales.

         Other income for the three months ended December 31, 1999 amounted to $.75 million. There was no other income in the corresponding 1998 period. The other income is comprised of investment gains in marketable securities purchased and sold within the period.

         Interest and financing costs for the three months ended December 31, 1999 amounted to approximately $1.2 million, which is comparable to the corresponding 1998 period. Although amortization of financing costs increased over the prior year, a result of higher deferred financing costs, interest cost is lower due to lower average debt levels versus the corresponding 1998 period.

         Income before income taxes for the three months ended December 31, 1999 increased to $9.0 million (11.1% of net sales) from $4.5 million (9.0% of net sales) in the corresponding 1998 period. This improvement in profitability was attributable to the aforementioned increase in operating income as a percentage of sales, as well as the other income.

         Income taxes increased to $4.1 million for the three months ended December 31, 1999 compared to $2.0 million in the corresponding 1998 period. The effective tax rate was 45% in the 1999 period compared with 43.5% in the corresponding 1998 period. The increase in the effective tax rate is largely a result of the increased amortization of nondeductible goodwill arising from fiscal year 1999 acquisitions.

         Net income for the three months ended December 31, 1999 increased to approximately $5.0 million (6.1% of net sales) from $2.6 million (5.1% of net sales) in the corresponding 1998 period. This improvement was attributable to the aforementioned increase in income before income taxes, partially offset by higher income taxes.

Six months ended December 31, 1999

         Net sales for the six months ended December 31, 1999 were $149.1 million, an increase of 58.4% over net sales of $94.1 million in the six months ended December 31, 1998. 83.6% of the increase was derived from revenues of acquired businesses or revenues resulting from licensing agreements entered into since December 1998.

         Gross profit for the six months ended December 31, 1999 increased by approximately $24.2 million to $61.2 million (41.0% of net sales) as compared to $37.0 million (39.3% of net sales) in the corresponding 1998 period. The increase in gross profit dollars was a direct result of the increased sales level in 1999. The improvement in gross profit percentage of 1.7% percentage points is due to a combination of: sales mix, integration of certain manufactured product lines resulting in improved gross profit percentage yields and certain acquired businesses and/or product lines from licensing agreements producing higher gross profit percentages than existing businesses.

         Selling, general and administrative expenses increased by $16.2 million to $41.3 million for the six months ended December 31, 1999 as compared to $25.1 million in the six months ended December 31, 1998. Such expenses, as a percentage of net sales, amounted to 27.7% for the six months ended December 31, 1999 compared with 26.7% in the six months ended December 31, 1998. This increase is primarily attributable to a 1.7% increase in trade and consumer spending offset by a favorable .7% decrease in other selling, general and administrative expense components. The improvement of .7% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. Not all of the administrative functions of the businesses acquired during fiscal 1999 have as yet been integrated. It is expected that the integration process may not be completed until the end of fiscal 2000. The higher trade and consumer spending is due to the Company aggressively promoting awareness of its newly acquired brands and products in an effort to expand product distribution into existing and new market channels and territories.

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

         Amortization of goodwill and other intangible assets increased by $1.0 million from the six months ended December 1998 period to the corresponding 1999 period. All of this increase was attributable to amortization of goodwill and other intangibles acquired in connection with the acquisitions since December 1998. Amortization expense in total, amounted to 1.8% of net sales for both the six months ended December 31, 1999 and December 31, 1998 periods.

         Operating income for the six months ended December 31, 1999 increased by $7.0 million compared to the corresponding 1998 period. Operating income as a percentage of net sales amounted to 11.6%, an increase of 0.7% over the corresponding 1998 period. This resulted principally from higher gross profit margins as a percentage of net sales offset by higher selling, general and administrative expenses as a percentage of net sales.

         Other income for the six months ended December 31, 1999 amounted to $.75 million. There was no other income in the corresponding 1998 period. The other income is comprised of investment gains in marketable securities purchased and sold during the fiscal second quarter of 2000.

         Interest and financing costs for the six months ended December 31, 1999 amounted to approximately $4.0 million, an increase of $1.4 million over the corresponding 1998 period. The increase was due to the debt incurred in connection with the fiscal year 1999 acquisitions. The $75 million repayment of loans, as more fully described in Footnote 4 to the consolidated financial statements, on September 27, 1999, has enabled the Company to achieve interest cost savings during the remainder of the fiscal year from both lower interest rates and lower outstanding debt.

         Income before income taxes and cumulative change in accounting principle for the six months ended December 31, 1999 increased to approximately $14.0 million (9.4% of net sales) from $7.6 million (8.1% of net sales) in the corresponding 1998 period. This improvement in profitability was attributable to the aforementioned increase in operating income as a percentage of sales offset by higher interest expenses as a percentage of sales as well as the other income.

         Income taxes increased to $6.3 million for the six months ended December 31, 1999 compared to $3.3 million in the corresponding 1998 period. The effective tax rate was 45% in the 1999 period compared with 43.5% in the corresponding 1998 period. The increase in the effective tax rate is largely a result of the increased amortization of nondeductible goodwill arising from fiscal year 1999 acquisitions.

         Income before cumulative change in accounting principle for the six months ended December 31, 1999 increased to $7.7 million (5.2% of net sales) from $4.3 million (4.6% of net sales) in the corresponding 1998 period. This improvement was attributable to the aforementioned increase in income before income taxes and cumulative change in accounting principal, partially offset by higher income taxes.

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

         The Company's working capital and current ratio ($19.5 million and 1.44) at December 31, 1999 is comparable to that at June 30, 1999 ($18.9 million and 1.47).

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

         Amounts outstanding under the Amended Facility are collateralized by principally all of the Company's assets. The Amended Facility also contains certain financial and other restrictive covenants. The Company was in compliance with such covenants at December 31, 1999. As of December 31, 1999, $29.5 million was available under the Company's revolving credit line. Utilization of the revolving credit line varies over the course of the year based on inventory requirements and other business transactions.

         The aggregate principal payments on the Amended Facility for the twelve months ending December 31, 2000 are $11.45 million. The Company believes that projected cash flows generated from its operations and amounts available under the revolving credit facility should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the foreseeable future. The revolving credit facility provides the Company with available borrowings up to an aggregate principal amount of $30 million.

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

Year 2000

         The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company completed an assessment of both its information and non-information systems affected by the Year 2000 issue and found only minor issues that required attention. Since January 1, 2000, the Company has not experienced any material adverse effects on either its information or non-information systems, nor any material adverse effects with its suppliers, customers or other third parties.

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

Note Regarding Forward Looking Information

         Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Sections 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, the ability of the Company to implement its business and acquisition strategy; the ability to effectively integrate its acquisitions; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel, and changes in, or the failure to comply with governments regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Part II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders


The Annual Meeting of Stockholders was held on December 7, 1999. The Company submitted the following matters to a vote of security holders:

(i) To elect a Board of eight directors to serve until the next Annual Meeting of Stockholders; and

(ii) To approve amendments to the Company's 1994 Long Term Incentive and Stock Award Plan to increase the number of shares issuable over the term of the plan by 1,000,000 shares to 3,400,000 in the aggregate and;

(iii) To approve amendments to the Company's 1996 Directors Stock Option Plan to increase the number of shares issuable over the term of the plan by 250,000 shares to 750,000 shares in the aggregate;

(iv) To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2000 (Ernst & Young LLP were the independent auditors for the fiscal year ended June 30, 1999).

The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting approximately 15,031,000 votes in favor of each nominee and withholding approximately 722,690 votes for each nominee:

                                    Andrew R. Heyer
                                    Irwin D. Simon
                                    Beth L. Bronner
                                    Jack Futterman
                                    James Gold
                                    Kenneth J. Daley
                                    Joseph Jimenez
                                    A.G. Malcolm Ritchie

The stockholders approved the amendments to the Company's 1994 Long Term Incentive and Stock Award Plan casting approximately 5,449,423 votes in favor, 2,700,586 against and 21,590 abstaining.

The stockholders approved the amendments to the Company's 1996 Directors Stock Option Plan casting approximately 7,472,010 votes in favor, 732,412 against, and 21,419 abstaining.

The stockholders ratified the appointment of Ernst & Young LLP casting approximately 15,729,665 votes in favor, 9,457 against and 14,755 abstaining.

Item 6. - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Financial Data Schedule (Exhibit 27)

         (b)      Reports on Form 8-K

                  None.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE HAIN FOOD GROUP, INC.





Date:      February 14, 2000            /s/ Irwin D. Simon
                                        ------------------
                                        Irwin D. Simon,
                                        President and Chief
                                        Executive Officer







Date:     February 14, 2000             /s/Gary M. Jacobs
                                        -----------------
                                        Gary M. Jacobs,
                                        Senior Vice President-Finance
                                        and Chief Financial Officer