Form 10-Q
period 2000-03-31
HAIN FOOD GROUP INC
filed 2000-05-12
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended: 03/31/00        Commission file number: 0-22818
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

18,411,655 shares of Common Stock $.01 par value, as of May 8, 2000.

                              THE HAIN FOOD GROUP, INC.
                                       INDEX

                                                                          Page

Part I                Financial Information

Item 1.               Financial Statements

             Consolidated Balance Sheets - March 31, 2000
             (unaudited) and June 30, 1999                                2

             Consolidated Statements of Income - Three months and
             nine months ended March 31, 2000 and 1999 (unaudited)        3

             Consolidated Statements of Cash Flows - Nine months
             ended March 31, 2000 and 1999 (unaudited)                    4

             Consolidated Statement of Stockholders' Equity - Nine

             months ended March 31, 2000 (unaudited)                      5

             Notes to Consolidated Financial Statements                6 to 12


Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    13 to 19


Part II               Other Information

                 Items 1 and 3 to 5 are not applicable

             Item 2 - Change in Securities                               20

             Item 6 - Exhibits and Reports on Form 8-K                   20

             Signatures                                                  21

PART I - ITEM 1 - FINANCIAL INFORMATION
THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                March 31,         June 30,
                                                                  2000             1999
                                                                 ------            -----
                                                               (Unaudited)         (Note)
ASSETS
Current assets:

 Cash                                                         $    208,000     $   510,000
 Trade accounts receivable, less allowance
  for doubtful accounts of $522,000 and $560,000                29,336,000      24,278,000
 Inventories                                                    35,241,000      29,208,000
 Recoverable income taxes                                                -         387,000
 Other current assets                                            2,755,000       4,965,000
                                                              ------------     -----------

         Total Current Assets                                   67,540,000      59,348,000
Property and equipment, net of accumulated
  depreciation of $3,778,000 and $1,601,000                     17,660,000      17,947,000
Goodwill and other intangible assets, net of
  accumulated amortization of $11,003,000 and
  $6,884,000                                                   212,869,000     193,398,000
Deferred financing cost, net of accumulated
  amortization of $573,000 and $107,000                          3,165,000       3,605,000
Deferred income taxes                                            3,431,000         884,000
Other assets                                                     3,181,000       6,640,000
                                                              ------------    ------------
         Total Assets                                         $307,846,000    $281,822,000
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                        $ 23,442,000    $ 30,029,000
 Current portion of long-term debt                              14,319,000      10,442,000
 Income taxes payable                                            7,076,000          -
                                                              ------------    ------------
         Total current liabilities                              44,837,000      40,471,000

Long-term debt, less current portion                            33,531,000     130,683,000
Other liabilities                                                   -              667,000
                                                              ------------    ------------
         Total liabilities                                      78,368,000     171,821,000

Commitments and contingencies Stockholders' equity:

 Preferred stock - $.01 par value; authorized
  5,000,000 shares, no shares issued
 Common stock - $.01 par value, authorized
  40,000,000 shares, issued 18,411,205 and
  14,119,640 shares                                                184,000         141,000
 Additional paid-in capital                                    201,519,000      90,822,000
 Retained earnings                                              28,050,000      19,313,000
                                                              ------------    ------------
                                                               229,753,000     110,276,000
Less: 100,000 shares of treasury stock, at cost                    275,000         275,000
                                                              ------------    ------------
         Total stockholders' equity                            229,478,000     110,001,000
                                                              ------------    ------------
         Total liabilities and stockholders' equity           $307,846,000    $281,822,000
                                                              ============    ============

Note - The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                   Three Months Ended                 Nine Months Ended
                                                        March 31,                          March 31,
                                         -------------------------------------  ---------------------------
                                                2000               1999            2000            1999
                                         -------------------------------------  ---------------------------


Net sales                                      $77,037,000    $50,833,000     $226,123,000    $144,931,000
Cost of Goods Sold                              45,655,000     30,494,000      133,559,000      87,574,000
                                            ------------------------------  -------------------------------
Gross profit                                    31,382,000     20,339,000       92,564,000      57,357,000
Selling, general & adminstrative expenses       20,675,000     12,655,000       61,950,000      37,752,000
Amortization of goodwill and other               1,422,000        863,000        4,119,000       2,565,000
 intangible assets
                                            ------------------------------  -------------------------------
Operating income                                 9,285,000      6,821,000       26,495,000      17,040,000

Other income, net                                  619,000              -        1,372,000               -
Interest expense, net                           (1,016,000)    (1,088,000)      (4,691,000)     (3,500,000)
Amortization of deferred financing costs          (156,000)       (81,000)        (466,000)       (244,000)
                                            ------------------------------  -------------------------------

Income before income taxes and cumulative        8,732,000      5,652,000       22,710,000      13,296,000
  change in accounting principle
Provision for income taxes                       3,929,000      2,459,000       10,219,000       5,784,000
                                            ------------------------------  -------------------------------
Income before cumulative change in               4,803,000      3,193,000       12,491,000       7,512,000
  accounting principle
Cumulative change in accounting principle                -              -       (3,754,000)              -
                                            ------------------------------  -------------------------------
Net income                                     $ 4,803,000    $ 3,193,000      $ 8,737,000      $7,512,000
                                            ==============================  ===============================
Basic earnings per common shares:
Income before cumulative change in             $      0.26    $      0.23      $      0.74      $     0.56
  accounting principle
Cumulative change in accounting principle                -              -      $     (0.22)              -
                                            ------------------------------  -------------------------------
Net income                                     $      0.26    $      0.23      $      0.52      $     0.56
                                            ==============================  ===============================
Diluted earnings per common share:
Income before cumulative change in             $       0.25   $      0.21      $      0.68      $     0.49
  accounting principle
Cumulative change in accounting principle                -              -      $     (0.20)              -
                                            ------------------------------  -------------------------------
Net income                                     $       0.25   $      0.21      $      0.48      $     0.49
                                            ==============================  ===============================

Weighted average common shares outstanding
Basic                                           18,230,000     13,690,000       16,866,000      13,516,000
                                            ==============================  ===============================
Diluted                                         19,507,000     15,562,000       18,392,000      15,392,000
                                            ==============================  ===============================


See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Nine Months Ended
                                                                  March 31,
                                                                  ---------
                                                          2000               1999
                                                         ------             -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $ 8,737,000        $ 7,512,000
Adjustments to reconcile net income to net cash
  provided by operating activities
Cumulative change in accounting principle               3,754,000                  -
Gain on sale of assets held for sale                    (706,000)                  -
Depreciation of property and equipment                  2,177,000            520,000
Amortization of goodwill and other intangible
  assets                                                4,119,000          2,565,000
Amortization of deferred financing costs                  466,000            244,000
Provision for doubtful accounts                           178,000             35,000
Other                                                      35,000             35,000
Increase (decrease) in cash attributable to
changes in assets and liabilities, net of amounts
applicable to acquired businesses:
 Accounts receivable                                  (5,236,000)        (3,617,000)
 Inventories                                          (6,033,000)          1,159,000
 Other current assets                                     299,000        (1,992,000)
 Other assets                                         (2,110,000)        (2,631,000)
 Accounts payable and accrued expenses                (7,621,000)        (1,320,000)
 Income taxes payable                                   7,463,000          3,084,000
                                                      -----------        -----------
   Net cash provided by operating
     activities                                         5,522,000          5,594,000
                                                      -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired       (4,673,000)       (24,952,000)
Acquisition of property and equipment                 (2,333,000)          (668,000)
Proceeds from sale of assets                            1,149,000             -
                                                      -----------        ----------
  Net cash used in investing activities               (5,857,000)       (25,620,000)
                                                     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility, net       2,150,000            250,000
Proceeds from term loan                                         -         60,000,000
Payments on term loan                                (85,256,000)       (20,350,000)
Costs in connection with bank financing                  (26,000)          (750,000)
Proceeds from private equity stock offering, net
  of related expenses                                  80,589,000                  -
Proceeds from exercise of warrants and options,
  net of related expenses                               2,768,000          1,817,000
Payment of debt from acquired company                           -       (20,678,000)
Payment of other long-term debt                         (192,000)                  -
Other - net                                                 -              (316,000)
                                                      -----------       -----------
  Net cash provided by financing activities                33,000         19,973,000
                                                      -----------       ------------
Net decrease in cash                                    (302,000)           (53,000)

Cash at beginning of period                               510,000            495,000
                                                      -----------       ------------
Cash at end of period                                 $   208,000       $    442,000
                                                      ===========       ============

See notes to consolidated financial statements.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                        Common Stock                                           Treasury Stock
                                                                             Additional
                                                 Amount        Paid-in        Retained
                                     Shares      at $.01       Capital        Earnings       Shares       Amount        Total
                                ------------  -------------  -------------  -------------  ----------  -----------  --------------

Balance at June 30, 1999          14,119,640      $ 141,000    $90,822,000    $19,313,000     100,000   $(275,000)    $110,001,000
Issuance of shares to Heinz,
  net of related expenses          3,507,577         35,000     97,925,000                                              97,960,000
Conversion of promissory notes       442,538          4,000      9,973,000                                               9,977,000
Exercise of Common Stock
 warrants, net of related
 expenses                            150,000          2,000        711,000                                                 713,000
Exercise of stock options            191,450          2,000      2,053,000                                               2,055,000
Non-cash compensation charge                                        35,000                                                  35,000
Net income for the period                                                       8,737,000                                8,737,000
                                ------------  -------------  -------------  -------------  ----------  -----------  --------------
Balance at March 31, 2000         18,411,205     $  184,000   $201,519,000    $28,050,000     100,000   $(275,000)    $229,478,000
                                ============  =============  =============  =============  ==========  ===========  ==============


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

         The Company's natural food product lines consist of Hain Pure Foods, Westbrae Natural, Arrowhead Mills, DeBoles Nutritional Foods, Health Valley Foods, Sahara Natural Foods, Breadshop's Foods, Earth's Best (baby foods), Terra Chips (natural vegetable chips), Boston Popcorn and Garden of Eatin' (snack products) and Nile Spice (dry soup products). Other product lines include Hollywood Foods (principally healthy cooking oils), Weight Watchers (weight-loss and portion controlled dry products), Estee (sugar-free, medically-directed foods) and Kineret (kosher foods products).

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


5.       ACQUISITION AND PENDING MERGER:

Acquisition of Natural Nutrition Group

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

         Unaudited pro forma results of operations (in thousands, except per share amounts) for the nine months ended March 31, 1999, assuming the NNG acquisition had occurred as of July 1, 1998 are as follows:

                                            Nine Months Ended
                                             March 31, 1999
                                             --------------
                            Net sales           $ 199,789
                                                =========

                           Net income           $   2,995
                                                =========

                Net income per share:
                                Basic           $    0.22
                                                =========
                              Diluted           $    0.19
                                                =========

         The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisition.

         The above acquisition has been accounted for as a purchase and, therefore, operating results have been included in the accompanying financial statements from the date of acquisition. Goodwill arising from the acquisition is being amortized on a straight-line basis over 40 years.

Pending Merger

         On March 6, 2000 the Company and Celestial Seasonings, Inc. ("Celestial") jointly announced that they had executed an agreement pursuant to which the Company would acquire the stock of publicly traded Celestial (the "Merger").

         Under the terms of the agreement, 1.265 shares of the Company's common stock will be exchanged for each outstanding share of Celestial common stock. The Merger is intended to qualify as a tax-free reorganization for federal income tax purposes and as a "pooling of interests" for accounting purposes.

 The Company will record all merger related expenses upon consummation of the

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Merger as "merger related charges" within its Consolidated Statements of Income at June 30, 2000. Consummation of the acquisition is subject to certain conditions, including the approval of the stockholders of both the Company and Celestial. The Merger is expected to close on May 30, 2000, the date of the Stockholder's Meeting. In addition to this Merger, stockholders will be asked to vote on, among other items, to: change the Company's corporate name to The Hain Celestial Group, Inc.; amend the Company's certificate of incorporation to increase the authorized number of shares of the Company's common stock from 40 million to 100 million and increase the number of shares available for grant under the Company's employee stock option plan and adopt a new directors stock plan.

6.       INVENTORIES:

         Inventories consist of the following:

                                          March 31, 2000      June 30, 1999
                                          --------------      -------------

         Finished goods                    $ 21,743,000       $18,750,000
         Raw materials and packaging         13,498,000        10,458,000
                                           ------------        ----------
                                           $ 35,241,000       $29,208,000
                                           ============       ===========

7.       PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                      March 31,            June 30,
                                        2000                 1999
                                     ----------           ---------
Land                                $    118,000                   -
Building and improvements              1,162,000                   -
Machinery & equipment                 13,308,000         $ 8,974,000
Assets held for sale                     295,000           4,703,000
Furniture and fixtures                 1,487,000           1,314,000
Leasehold improvements                 5,068,000           4,557,000
                                    ------------         -----------
                                      21,438,000          19,548,000
Less:
Accumulated depreciation and
  amortization                         3,778,000           1,601,000
                                    ------------         -----------
                                    $ 17,660,000         $17,947,000
                                    ============         ===========

         Assets held for sale were acquired from prior business acquisitions and have been recorded at their respective fair values on the dates of acquisition. During the quarter, the Company sold equipment with a book value of approximately $440,000 for $1.1 million. The resulting gain is included in the Consolidated Statement of Income in the caption "other income, net". During fiscal 2000, the Company has transferred approximately $4 million from assets held for sale to their respective categories as management determined that those assets were utilizable to the Company. Management intends to dispose of the remaining assets held for sale in calendar 2000.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8.       LONG-TERM DEBT:

         Long-term debt consists of the following:

                                               March 31,        June 30,
                                                 2000             1999
                                              -----------      ----------
Senior Term Loans (A)                        $  44,746,000    $130,000,000
Revolving Credit (A)                             2,150,000               -
Convertible Promissory Notes (B)                    23,000      10,000,000
Notes payable to sellers in
 connection with acquisitions of
 businesses, and other long-term
 debt(C)                                           931,000       1,125,000
                                             -------------    ------------
                                                47,850,000     141,125,000
Current portion                                 14,319,000      10,442,000
                                             -------------    ------------
                                             $  33,531,000    $130,683,000
                                             =============    ============


(A)      Senior Term Loans and Revolving Credit

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

         Pursuant to the revolving credit line, the Company may borrow up to 85% of eligible trade receivables and 60% of eligible inventories. Amounts outstanding under the Amended Facility are collateralized by principally all of the Company's assets. The Amended Facility contains certain financial and other restrictive covenants, as amended, which, among other matters, restrict the payment of dividends and the incurrence of additional indebtedness. The Company is also required to maintain various financial ratios, including minimum working capital and interest and fixed charge coverage ratios and is required to achieve certain earnings levels. As of March 31, 2000, $27.9 million was available under the Company's revolving credit facility.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(B)      Convertible Promissory Notes

         In connection with the acquisition of NNG, the Company issued $10 million of convertible promissory notes (the "Notes") bearing interest at 7%, payable quarterly commencing September 30, 1999. The Notes are convertible into shares of the Company's Common Stock. The number of shares of Common Stock to be issued upon conversion of each Note is based upon the conversion price equal to the average of the closing prices of the Company's Common Stock for the ten trading days prior to the date of conversion of the Note. During the nine months ended March 31, 2000, holders of $9,977,000 in Notes have converted such Notes into 442,538 shares of the Company's Common Stock.

(C) Other Long Term Debt

         In connection with an acquisition NNG consummated on January 12, 1999, prior to the Company's acquisition of NNG, an $800,000 nonconvertible promissory note bearing interest at prime (8.5% at March 31, 2000), was issued to the seller. This promissory note requires payment of principal in installments through December 31, 2002.

THE HAIN FOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


9.       EARNINGS PER SHARE:

The Company reports basic and diluted earnings per share in accordance with FASB Statement No. 128, "Earnings Per Share" ("FAS 128"). Basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share includes all dilutive common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to FAS 128

                                        Three Months Ended         Nine Months Ended
                                             March 31                   March 31
                                            ----------                 ---------
                                      2000             1999          2000           1999
                                     ------           ------        ------         ------
Numerator:
Numerator for basic and diluted
 earnings per share -
Income before cumulative change
 in accounting principle              $ 4,803,000   $ 3,193,000   $12,491,000   $ 7,512,000
Cumulative change in accounting
 principle                                 -             -        (3,754,000)        -
                                      -----------   -----------  -----------    -----------
Net income                            $ 4,803,000   $ 3,193,000   $ 8,737,000   $ 7,512,000
                                      ===========   ===========   ===========   ===========
Denominator:
Denominator for basic earnings
 per share - weighted average
 shares outstanding during the
  period                               18,230,000    13,690,000    16,866,000    13,516,000
                                      -----------   -----------   -----------   -----------
Effect of dilutive securities:

Stock options                             949,000     1,098,000     1,086,000     1,109,000
Warrants                                  328,000       774,000       440,000       767,000
                                      -----------   -----------   -----------   -----------
                                        1,277,000     1,872,000     1,526,000     1,876,000
                                      -----------   -----------   -----------   -----------
Denominator for diluted earnings
 per share - adjusted weighted
 average shares and assumed
  conversions                          19,507,000    15,562,000    18,392,000    15,392,000
                                      ===========   ===========   ===========   ===========
Basic earnings per share:
 Income before cumulative change
  in accounting principle             $      0.26   $      0.23    $     0.74   $      0.56
 Cumulative change in accounting
  principle                                -             -             (0.22)        -
                                      -----------   -----------   ----------    -----------
 Net income                           $      0.26   $      0.23    $     0.52   $      0.56
                                      ===========   ===========    ==========   ===========
Diluted earnings per share:
 Income before cumulative change
  in accounting principle             $      0.25   $      0.21    $     0.68   $      0.49
 Cumulative change in accounting
  principle                                -              -            (0.20)         -
                                      -----------   -----------   ----------    -----------
 Net income                           $      0.25   $      0.21    $     0.48   $      0.49
                                      ===========   ===========    ==========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company made the following acquisitions or entered into licensing agreements since March 31, 1999:

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

         On May 18, 1999, the Company acquired NNG. NNG is a manufacturer and marketer of premium natural and organic food products primarily under its Health Valley, Breadshop's and Sahara brands. The NNG acquisition ("the acquisition" or "acquired business") has been accounted for as a purchase. Consequently, the operations of NNG are included in the results of operations from the respective date of acquisition.

Results of Operations

Three months ended March 31, 2000

         Net sales for the three months ended March 31, 2000 were $77.0 million, an increase of 51.6% over net sales of $50.8 million in the quarter ended March 31, 1999. The strong 51.6% growth was impeded by production capacity issues, specifically within certain Earth's Best baby foods ingredients and Terra snacks, which the Company anticipates will be remedied over the next three to six months. 76.7% of the increase was derived from revenues of businesses acquired since March 1999.

         Gross profit for the three months ended March 31, 2000 increased by approximately $11.0 million to $31.4 million (40.7% of net sales) as compared to $20.3 million (40.0% of net sales) in the corresponding 1999 period. The increase in gross profit dollars was a direct result of the increased sales level in 2000. The improvement in gross profit percentage of .7% percentage points is due to a combination of sales mix, integration of certain manufactured product lines resulting in improved gross profit percentage yields and certain acquired businesses producing higher gross profit percentages than existing businesses.

         Selling, general and administrative expenses increased by $8.0 million to $20.7 million for the three months ended March 31, 2000 as compared to $12.7 million in the March 31, 1999 quarter. Such expenses as a percentage of net sales amounted to 26.8% for the three months ended March 31, 2000 compared with 24.9% in the March 31, 1999 quarter. This increase is primarily attributable to a 4.1% increase in trade and consumer spending campaigns offset by a favorable 2.2% decrease in other selling, general and administrative expense components. The improvement of 2.2% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses. To date, a substantial portion of acquired businesses operations have been integrated within the Company and it is expected that the integration process will be completed by the end of calendar 2000. The higher trade and consumer spending is due to the Company aggressively promoting awareness of its newly acquired brands and products in an effort to expand product distribution into existing and new market channels and territories.

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

         Amortization of goodwill and other intangible assets increased by $.6 million from the March 1999 period to the March 2000 period. All of this increase was attributable to amortization of goodwill and other intangible assets acquired in connection with the acquisitions since March 1999. Amortization expense in total amounted to 1.8% of net sales for the three months ended March 31, 2000 and 1.7% of net sales for the three months ended March 31, 1999.

         Operating income increased by $2.5 million compared to the 1999 period. Operating income as a percentage of net sales amounted to 12.1%, compared with 13.4% in the March 1999 quarter. This percentage decrease resulted principally from higher selling, general, administrative and amortization expenses as a percentage of net sales off set by higher gross profit margins as a percentage of net sales.

         Other income, net for the three months ended March 2000 amounted to $.6 million. There was no other income in the comparable period. Other income primarily resulted from gains on proceeds received from assets held for sale.

         Interest and financing costs for the three months ended March 31, 2000 amounted to approximately $1.2 million, which is comparable to the corresponding 1999 period. Although amortization of financing costs increased over the prior year as a result of higher deferred financing costs, interest cost is lower due to lower average debt levels versus the corresponding 1999 period.

         Income before income taxes for the three months ended March 31, 2000 increased to $8.7 million (11.3% of net sales) from $5.7 million (11.1% of net sales) in the corresponding 1999 period. This $3.0 million improvement in profitability was attributable to the aforementioned increase in operating income, as well as the other income generated.

         Income taxes increased to $3.9 million for the three months ended March 31, 2000 compared to $2.5 million in the corresponding 1999 period. The effective tax rate was 45% in the 2000 period compared with 43.5% in the corresponding 1999 period. The increase in the effective tax rate is largely a result of the increased amortization of nondeductible goodwill arising from fiscal year 1999 acquisitions.

         Net income for the three months ended March 31, 2000 increased to $4.8 million (6.2% of net sales) from $3.2 million (6.3% of net sales) in the corresponding 1999 period. This 50% improvement in earnings was attributable to the aforementioned increase in income before income taxes, partially offset by higher income taxes.

Nine months ended March 31, 2000

         Net sales for the nine months ended March 31, 2000 were $226.1 million, an increase of 56% over net sales of $144.9 million in the nine months ended March 31, 1999. 78% of the increase was derived from revenues of acquired businesses or revenues resulting from licensing agreements entered into since March 1999.

         Gross profit for the nine months ended March 31, 2000 increased by $35.2 million to $92.6 million (40.9% of net sales) as compared to $57.4 million (39.6% of net sales) in the corresponding 1999 period. The increase in gross profit dollars was a direct result of the increased sales level in 2000. The improvement in gross profit percentage of 1.3% percentage points is due to a combination of: sales mix, integration of certain manufactured product lines resulting in improved gross profit percentage yields and certain acquired businesses and/or product lines from licensing agreements producing higher gross profit percentages than existing businesses.

         Selling, general and administrative expenses increased by $24.2 million to $61.9 million for the nine months ended March 31, 2000 as compared to $37.8 million in the nine months ended March 31, 1999. Such expenses as a percentage of net sales amounted to 27.4% for the nine months ended March 31, 2000 compared with 26.0% in the nine months ended March 31, 1999. This increase is primarily attributable to a 2.6% increase in trade and consumer spending offset by a favorable 1.2% decrease in other selling, general and administrative expense components. The improvement of 1.2% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure. To date, a substantial portion of acquired businesses operations have been integrated within the Company and it is expected that the integration process will be completed by the end of calendar 2000. The higher trade and consumer spending is due to the Company aggressively promoting awareness of its newly acquired brands and products in an effort to expand product distribution into existing and new market channels and territories.

         Amortization of goodwill and other intangible assets increased by $1.6 million from the nine months ended March 1999 period to the corresponding 2000 period. Most of this increase was attributable to amortization of goodwill and other intangibles acquired in connection with the acquisitions since March 1999. Amortization expense in total, amounted to 1.8% of net sales for both the nine months ended March 31, 2000 and 1999 periods.

         Operating income for the nine months ended March 31, 2000 increased by $9.5 million compared to the corresponding 1999 period. Operating income as a percentage of net sales amounted to 11.7% and 11.8%, for the nine month periods ended March 31, 2000 and 1999, respectively. This dollar increase resulted principally from higher gross profit margins offset by higher selling, general and administrative expenses.

         Other income for the nine months ended March 31, 2000 amounted to $1.4 million. There was no other income in the corresponding 1999 period. The other income is comprised of investment gains of $.75 million on marketable securities purchased and sold during the fiscal second quarter of 2000 and $.6 million of gains on proceeds received from sales of assets held for sale during the fiscal third quarter of 2000.

         Interest and financing costs for the nine months ended March 31, 2000 amounted to approximately $5.2 million, an increase of $1.4 million over the corresponding 1999 period. The increase was due to the debt incurred in connection with the fiscal year 1999 acquisitions. The $75 million repayment of loans, as more fully described in Footnote 4 to the consolidated financial statements, on September 27, 1999, has enabled the Company to achieve interest cost savings during the period from lower outstanding debt levels.

         Income before income taxes and cumulative change in accounting principle for the nine months ended March 31, 2000 increased to $22.7 million (10% of net sales) from $13.3 million (9.2% of net sales) in the corresponding 1999 period. This improvement in profitability was attributable to the aforementioned increase in operating income and other income, offset by higher interest expense.

         Income taxes increased to $10.2 million for the nine months ended March 31, 2000 compared to $5.8 million in the corresponding 1999 period. The effective tax rate was 45% in the 2000 period compared with 43.5% in the corresponding 1999 period. The increase in the effective tax rate is largely a result of the increased amortization of nondeductible goodwill arising from fiscal year 1999 acquisitions.

         Income before cumulative change in accounting principle for the nine months ended March 31, 2000 increased to $12.5 million (5.5% of net sales) from $7.5 million (5.2% of net sales) in the corresponding 1999 period. This improvement was attributable to the aforementioned increase in income before income taxes and cumulative change in accounting principal, partially offset by higher income taxes.

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

         The Company had working capital and a current ratio of $22.7 million and 1.51, respectively, at March 31, 2000 compared to $18.9 million and 1.47, respectively at June 30, 1999. The increase in working capital is primarily due to cash provided by operations of $5.5 million.

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

         Amounts outstanding under the Amended Facility are collateralized by principally all of the Company's assets. The Amended Facility also contains certain financial and other restrictive covenants. The Company was in compliance with such covenants at March 31, 2000. As of March 31, 2000, $27.9 million was available under the Company's revolving credit line. Utilization of the revolving credit line varies over the course of the year based on inventory requirements and other business transactions.

         The aggregate principal payments on the Amended Facility for the twelve months ending March 31, 2000 are $11.875 million. The Company believes that projected cash flows generated from its operations and amounts available under the revolving credit facility should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the foreseeable future. The revolving credit facility provides the Company with available borrowings up to an aggregate principal amount of $30 million.

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

         On March 6, 2000 the Company and Celestial Seasonings, Inc. ("Celestial") jointly announced that they had executed an agreement pursuant to which the Company would acquire the stock of publicly traded Celestial (the "Merger").

         Under the terms of the agreement, 1.265 shares of the Company's common stock will be exchanged for each outstanding share of Celestial common stock. The Merger is intended to qualify as a tax-free reorganization for federal income tax purposes and as a "pooling of interests" for accounting purposes. Consummation of the acquisition is subject to certain conditions, including the approval of the stockholders of both the Company and Celestial. The Merger is expected to close on May 30, 2000, the date of the stockholder's meeting.

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

Part II - OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

On September 27, 1999, the Company announced that it had entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally. In connection with the alliance, the Company issued 2,837,343 shares of its common stock, par value $.01 per share to Earth's Best, Inc. ("Earth's Best"), a wholly owned subsidiary of Heinz, for an aggregate purchase price of $82,383,843 under a Securities
Purchase Agreement dated September 24, 1999 between the Company and Earth's Best. In addition, as part of the consideration paid by the Company to Earth's Best in connection with the Company's acquisition of the Earth's Best trademarks, the Company issued 670,234 shares of its common stock to Earth's Best.

The issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of Securities Act for transactions by an issuer not involving any public offering.

Item 6. - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Financial Data Schedule (Exhibit 27)

         (b)      Reports on Form 8-K

                  On March 13, 2000, the Company filed a report on Form 8-K whereby it jointly announced with Celestial Seasonings, Inc. ("Celestial") that they had executed a definitive agreement dated March 5, 2000 pursuant to which the Company would acquire the stock of publicly traded Celestial. No financial information was required to be filed at this time.

                  The Company did not file any other reports on Form 8-K during the three months ended March 31, 2000.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE HAIN FOOD GROUP, INC.


Date:     May 12, 2000                             /s/ Irwin D. Simon
                                                   ------------------
                                                   Irwin D. Simon,
                                                   President and Chief
                                                   Executive Officer



Date:     May 12, 2000                             /s/ Gary M. Jacobs
                                                   ------------------
                                                   Gary M. Jacobs,
                                                   Senior Vice President-Finance
                                                   and Chief Financial Officer