Form 10-K
period 2000-06-30
HAIN CELESTIAL GROUP INC
filed 2000-09-28
CIK 910406

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                    FORM 10-K

  Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
                                   Act of 1934
                     For The Fiscal Year Ended June 30, 2000
                           Commission File No. 0-22818

                         THE HAIN CELESTIAL GROUP, INC.
                         ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. |_|

State the aggregate market value of the voting common equity held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Class of Voting Stock and Number                           Market Value Held
of Shares Held by Non-Affiliates                           by Non-affiliates*
--------------------------------                           -----------------
24,826,086 shares of Common Stock                             $802,193,000

* Based on the last reported sale price for the Common Stock on Nasdaq National Market on September 19, 2000

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. Common Stock, par value $.01 per share, 32,053,361 shares outstanding as of September 19, 2000.

                       Documents Incorporated by Reference

      Document                                         Part of the Form 10-K
                                                       into which Incorporated
The Hain Celestial Group, Inc. Definitive                    Part III
Proxy Statement for the Annual Meeting
of Stockholders to be Held December 5, 2000

                                                 TABLE OF CONTENTS


PART I
                                                                           Page

    Item 1.   Business                                                       1
              Note Regarding Forward Looking Information                     1
              General                                                        1
              Product Overview                                               4
              Products                                                       5
              New Product Initiatives Through Research and Development       6
              Sales and Distribution                                         6
              Marketing                                                      6
              Manufacturing Facilities                                       7
              Suppliers of Ingredients and Packaging                         7
              Co-packed Product Base                                         8
              Trademarks                                                     9
              Competition                                                    9
              Government Regulation                                          10
              Independent Certification                                      11

    Item 2.   Properties                                                     11

    Item 3.   Legal Proceedings                                              12

    Item 4.   Submission of Matters to a Vote of Security Holders            13

PART II

    Item 5.   Market for Registrant's Common Equity and
              Related Stockholder Matters                                    14

    Item 6.   Selected Financial Data                                        15

    Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  17

    Item 7A. Quantitative and Qualitative Disclosures
              About Market Risk                                              26

    Item 8.   Financial Statements and Supplementary Data                    26

    Item 9.   Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure                         54

PART III

    Item 10.  Directors and Executive Officers of
                the Registrant                                               54

    Item 11.  Executive Compensation                                         54

    Item 12.  Security Ownership and Certain Beneficial
                Owners and Management                                        54

    Item 13.  Certain Relationships and Related Transactions                 54

PART IV

    Item 14.  Exhibits, Financial Statement Schedule,
                and Reports on Form 8-K                                      54

    Signatures                                                               56

                                     PART I

                         THE HAIN CELESTIAL GROUP, INC.

Item 1. Business.

Note Regarding Forward Looking Information

         Certain statements contained in this Annual Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company (as defined below), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy; the ability to effectively integrate its acquisitions; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel; and changes in, or the failure to comply with government regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

General

         The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") manufacture, market, distribute and sell natural, specialty, organic and snack food products under brands names which are sold as "better-for-you" products. At June 30, 2000, the Company is a leader in 13 of the top 15 natural food categories, with such well-known natural food brands as Celestial Seasonings (R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). The Hain Celestial Group's website can be found at www.hain-celestial.com.

         The Company's products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade. During fiscal 2000, approximately 55% of the Company's revenues were manufactured within its own facilities. The remaining 45% of the Company's revenues were derived from products which are produced by independent food manufacturers ("co-packers") using proprietary specifications controlled by the Company.

         On May 30, 2000, the Company, previously known as The Hain Food Group, Inc. ("Hain"), completed a merger (the "Merger") with Celestial Seasonings, Inc. ("Celestial") by issuing 10.3 million shares of Hain common stock in exchange for all of the outstanding common stock of Celestial. Each share of Celestial common stock was exchanged for 1.265 shares of Hain common stock. Hain subsequently changed its name to The Hain Celestial Group, Inc. Celestial, the common stock of which was previously publicly traded, is the market leader in speciality teas.
                                       -1-

         The Merger was accounted for as a pooling-of-interests and, accordingly, all prior period consolidated financial statements of Hain have been restated to include the results of operations, financial position and cash flows of Celestial.

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

        Weight Watchers dry products, which the Company sells under a license from H.J. Heinz Company ("Heinz") granted in March 1997.

        Boston Better Snacks ("Boston Popcorn"), a snack foods producer, acquired in May 1997.

        Westbrae Natural, Inc. through which the Company sells natural foods under the Westbrae, Westsoy, Little Bear and Bearitos labels, acquired in October 1997.

        In 1999, the Company purchased the trademarks of Earth's Best natural baby food products from Heinz. Prior thereto, Earth's Best products were sold by the Company to natural food stores pursuant to a license from Heinz acquired in May 1998, and further to United States retail grocery and natural food stores under an April 1999 expansion of the licensing agreement.

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

         Celestial is the largest manufacturer and marketer of herb teas in the United States, with an estimated 50% share of the herb tea category. The Company developed and popularized the herb tea category in the United States as a flavorful and non-caffeinated alternative to other hot beverages. Currently the Company markets over 60 tea varieties under the Celestial Seasonings(R) brand.

         At June 30, 2000, the Company also owned the Farm Foods, Harry's Premium Snacks, Featherweight, and Alba Foods brands from acquisitions in prior years.

         The Company's brand names are well recognized in the various market categories they serve. The Company has acquired its brands over the past seven years and will seek future growth through internal expansion, as well as the acquisition of complementary brands.

         On September 27, 1999, the Company entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally. In connection with the alliance, the Company acquired the Earth's Best trademarks and issued to the Heinz Subsidiary approximately 3.5 million shares of its common stock. The Company and the Heinz Subsidiary also entered into an Investors Agreement under which the Heinz Subsidiary agrees to limit its holdings to 19.5% of the Company's common stock for an 18 month period ending March 27, 2001. See Note 11 of the Notes to the Consolidated Financial Statements for further information regarding this transaction.

         The Company's overall mission is to be a leading marketer and seller of natural, organic, beverage and speciality food products by integrating all of its brands under one management team and employing a uniform marketing, sales and distribution program. The Company's business strategy is to capitalize on the brand equity and the distribution previously achieved by each of the
Company's   acquired   product  lines  and  to  enhance  revenues  by  strategic
introductions of new product lines that complement existing products. The foundation of this strategy has been established through the acquisitions referred to above and the introduction of a number of new products that complement existing product lines. The Company believes that by integrating its various brand groups, it will achieve efficiencies of scale and enhanced market penetration. The Company considers the acquisition of natural, organic and speciality food companies and product lines as an integral part of its business strategy. To that end, the Company from time to time reviews and conducts preliminary discussions with acquisition candidates.

         As of June 30, 2000, the Company employed a total of 940 full-time employees. Of these employees, 80 were in sales, 440 in production and the remaining 420 were management and administrative. Certain employees at the
Health Valley facility have elected to be represented by the Bakery, Confectionary and Tobacco Workers' Union (the "Union"). The Company, and NNG prior to its acquisition by the Company, have been engaged in negotiations with the Union since November 1997; however, no agreement has been reached. As of this date, the Company continues to negotiate with the Union while union employees continue to work, however, there can be no assurance that the Company and its employees will satisfactorily negotiate a contract in terms acceptable to both the Company and the employees. The Company understands from sources believed to be reliable that the Union and its membership are now considering various actions, including a potential work stoppage. In contemplation of a possible work stoppage , the Company has developed a contingency plan that it believes will minimize the impact of a labor action. Accordingly, while there can be no assurances, the Company believes any labor action would not have a material adverse effect on the Company's business, results of operations or financial condition.

Product Overview

Natural and Organic Food Products

         The Company's Hain, Westbrae, Westsoy, Little Bear, Bearitos, Arrowhead Mills, Terra Chips, DeBoles, Garden of Eatin', Health Valley, Sahara Natural, Breadshop's, Nile Spice, Earth's Best, Harry's Premium Snacks and Farm Foods businesses market and distribute a full line of natural food products. At June 30, 2000, the Company is a leader in 13 of the top 15 natural food categories. Natural foods are defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of the Company's products are also made with "organic" ingredients which are grown without dependence upon artificial pesticides, chemicals or fertilizers.

Tea and Beverage Products

   The Company's tea products contain no artificial preservatives, are made from high-quality, natural ingredients and are generally offered in 20 and 40 count packages sold in grocery, natural foods and other retail stores. The Company develops high-quality, flavorful, natural products with attractive, colorful and thought-provoking packaging. The Company's products include Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R), Wild Cherry Blackberry, Cinnamon Apple Spice, Red Zinger(R), Raspberry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Wild Berry Zinger(R) herb teas, a line of green teas, a line of wellness teas, a line of organic teas, and a line of specialty black teas.

Snack Food Products

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

Specialty Cooking Oil Products

         The Company's Hollywood Foods business markets a line of specialty cooking oils that are enhanced with Vitamin E to maintain freshness and quality. The Hollywood product line also includes carrot juice, mayonnaise and margarine. Hollywood products are primarily sold directly to supermarkets and other mass market merchandisers.
                                       -4-

Kosher Food Products

         The Company's Kineret business markets and distributes a line of frozen and dry kosher food products. Kosher foods are products that are prepared in a manner consistent with Kosher dietary laws.

Products

         The Company's natural and organic food product lines consist of approximately 1,000 branded items and include non-dairy drinks (soy and rice milk), popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking oils, granolas, granola bars, cereal bars, canned and instant soups, chilis, packaged grain, nut butters and nutritional oils, as well as other food products. For fiscal 2000 and 1999, non-dairy drinks accounted for approximately 14% and 12%, respectively, of total net sales.

         The Company's beverage and tea products consist of: Herb teas which are made from all natural ingredients and are offered in a wide variety of flavors. The Company's top-selling herb tea products include Sleepytime(R), Chamomile, Lemon Zinger(R), Peppermint, Raspberry Zinger(R), Tension Tamer(R), Wild Berry Zinger(R), Country Peach Passion(R), Mandarin Orange Spice(R) and Red Zinger(R); Green teas which includes Authentic Green Tea, Decaffeinated Green Tea, Emerald Gardens(R) Green Tea, Honey Lemon Ginseng Green Tea and Misty Jasmine(TM) Green Tea; Wellness teas, whose product line includes Sleepytime EXTRA, Tension Tamer EXTRA, Detox A.M.(TM), Diet Partner, Echinacea, Echinacea Complete Care(TM), GingerEase(TM), GinkgoSharp(TM), Ginseng Energy(TM), LaxaTea(TM) and Mood Mender(TM) and Specialty Black Teas which are made exclusively from natural ingredients. Black tea products include Earl Grey, English Breakfast, Fast Lane(R), Vanilla Maple, Ceylon Apricot Ginger and Black Raspberry. For fiscal 2000 and 1999, tea beverages accounted for approximately 24% and 32%, respectively, of total net sales.

         Terra Chips natural food products consist of approximately 50 items comprised of varieties of potato chips, sweet potato chips and other vegetable chips.

         Garden of Eatin' natural food products substantially consist of a variety of organic tortilla chip products.

         Boston Popcorn and Harry's products consist of approximately 50 varieties of popcorn, potato chips, tortilla chips and other snack food items.

         The Company's Hollywood brand products are sold principally through the supermarket distribution channel. Principal products are safflower, canola, and peanut oils, and carrot juice. Hollywood cooking oils are enhanced with Vitamin E.

         The Estee line of products consists of sugar-free and fructose sweetened food products which are distributed nationwide to supermarkets, food service distributors, specialty groceries, mass merchandisers, drug stores and other merchants.

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

New Product Initiatives Through Research and Development

         The Company considers research and development of new products to be a significant part of its overall philosophy and commitment to developing high-quality products. A team of professional product developers works with a sensory technologist to test product prototypes with consumers. The research and development department incorporates product ideas from all areas of the Company in order to formulate new products. In addition to developing new products, the research and development department routinely reformulates and revises existing products. During the years ended June 30, 2000, 1999 and 1998, amounts expensed for Company-sponsored research and development activities were approximately $1.5, $1.4 and $1.1 million, respectively.

Sales and Distribution

         The Company's products are sold in all 50 states and in approximately 50 countries. Certain of the Company's product lines have seasonality fluctuations (e.g. the Company's tea products sales are stronger in cold months while its snack food product lines are stronger in the warmer months); however, in the aggregate, the Company believes that such seasonality has limited effect on operations.

         A majority of the products marketed by the Company are sold through independent distributors. Over half of the sales orders are received from third-party food brokers. Over the past two years, the Company has been increasing its direct sales force for sales into natural food stores and reducing its reliance on food brokers. Food brokers act as agents for the Company within designated territories, usually on a non-exclusive basis, and receive commissions. Food distributors purchase products from the Company for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions on sales of the Company's products by the distributors are generally made in their sole discretion, although the Company may participate in product pricing during promotional periods.

         The Company's customer base consists principally of mass-market merchandisers, natural food distributors, supermarkets, drug store chains, club stores and grocery wholesalers. During the year ended June 30, 2000, sales to Tree of Life and affiliates, and United Naturals, Inc. accounted for approximately 18% and 17%, respectively, of the Company's net sales. During the year ended June 30, 1999, sales to Tree of Life and United Naturals, Inc. accounted for approximately 18% each of the Company's net sales. Net sales to export customers represent less than 5% of the total net sales.

Marketing

         The Company uses a mix of trade and consumer promotions, as well as advertising, to market its products. The Company uses trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. The Company also utilizes advertising and sales promotion expenditures via national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs.

Manufacturing Facilities

         The Company operates and manages five manufacturing facilities located throughout the United States, where manufacturing is performed for products representing approximately 55% of the Company's net sales in fiscal 2000. These facilities are located and produce the following product lines: Terra Chips(R), in Brooklyn, New York, produces vegetable chips; Arrowhead Mills, in Hereford, Texas, produces hot and cold cereals, and baked goods; Deboles(R) pasta, in Shreveport, Louisiana, produces organic pasta; Health Valley in Irwindale, California, produces hot and cold cereals, baked goods, granola, granola bars, dry soups and other products under the Health Valley(R) Breadshop(R), Casbah(R) and Nile Spice(R) labels, and Celestial Seasonings teas, in Boulder, Colorado.

         The facilities in Brooklyn, New York and Irwindale, California are under operating leases through 2004. The Company owns the Hereford, Shreveport and Boulder facilities.

         An interruption in or the loss of operations at one or more of these facilities or failure to maintain our labor force at one or more of these facilities could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply. We cannot assure that an alternate source of supply could be obtained on reasonable terms, or at all. In addition, the Company believes it has sufficient capacity in all of its facilities except for the Brooklyn, New York facility, which is currently at capacity. In the fourth quarter of fiscal 2000, the demand for the Company's Terra Chips products exceeded the production capacity of its Brooklyn, New York facility. The Company is pursuing additional sources of supply to alleviate these ongoing capacity restraints.

Suppliers of Ingredients and Packaging

         The Company's natural and organic ingredients, and packaging are obtained from various sources of suppliers, located principally in the United States.

         The Company's tea ingredients are purchased from numerous foreign and domestic manufacturers, importers and growers, with the majority of those purchases occurring outside of the United States.

         The Company maintains long-term relationships with most of its suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in U.S. currency. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

         The Company's organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. The Company performs laboratory analysis on incoming ingredient shipments for the purpose of assuring that they meet the Company's quality standards and those of the U.S. Food and Drug Administration ("FDA") and/or in accordance with the California Organic Foods Act of 1990.

         The Company's ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond its control, such as foreign political situations, embargoes, changes in national and world economic conditions, currency fluctuations and unfavorable climatic conditions. The Company takes steps intended to lessen the risk of an interruption of botanical supplies, including identification of alternative sources and maintenance of appropriate inventory levels. The Company has, in the past, maintained sufficient supplies for its ongoing operations.

         Celestial purchases most of its packaging materials domestically. The Fort James Corporation, a packaging materials supplier, was the largest single supplier in 2000. The ability of Celestial to continue its current packaging of waxed carton liner depends upon the continued access to waxed carton liner. Celestial currently obtains all of its waxed carton liner from a single domestic supplier, however, the Company is reviewing and analyzing two alternative suppliers whose packaging products are being tested for production. If this supplier ceases to supply liners to Celestial and if Celestial is unable to obtain a reliable alternative waxed carton liner source, Celestial could be forced to reformat its packaging, which could have a material adverse effect on our business, results of operations and financial condition following the merger.

Co-Packed Product Base

         During fiscal 2000, approximately 45% of the Company's revenue was derived from products manufactured at independent co-packers. Currently, independent food manufacturers, who are referred to in our industry as co-packers, manufacture many of Hain's product lines. These product lines include our Estee(R), Garden of Eatin'(R), Hain Pure Foods(R),Kineret(R), Little Bear Organic Foods(R), Terra Chips(R) (Yukon Gold(R) line), Westbrae(R), and Westsoy(R) product lines.

         The Company presently obtains:

         - all of our requirements for non-dairy beverages from four co-packers, all of which are under contract;

         -      all of our requirements for rice cakes from two co-packers;

         - all of our cooking oils from one co-packer, which is under contract;

         - principally all of our tortilla chips from two suppliers, one of which is under contract;

         - all of our requirements for Terra's Yukon Gold line from one supplier, which is under contract; and

         -      the requirements for our canned soups from two suppliers.

         In addition, Heinz manufactures the Earth's Best baby food products for the Company under contract. The loss of one or more co-packers, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source could be secured, which may be on less favorable terms.

Trademarks

         The Company's trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and the Company intends to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. The Company also copyrights certain of its artwork and package designs. The Company owns the trademarks for the principal products, including Arrowhead Mills, Bearitos, Breadshop's, Casbah, Celestial Seasonings, DeBoles, Earth's Best, Estee, Garden of Eatin', Hain Pure Foods, Health Valley, Kineret, Little Bear Organic Foods, Nile Spice, Terra, Westbrae, and Westsoy. The Company sells Weight Watchers products pursuant to licenses from Heinz. Celestial has trademarks for most of its best-selling brands, including Sleepytime, Lemon Zinger, Mandarin Orange Spice, Red Zinger, Wild Berry Zinger, Tension Tamer, Country Peach Passion, Raspberry Zinger and Gingko Sharp.

         The Company believes that brand awareness is a significant component in a consumer's decision to purchase one product over another in the highly competitive food and beverage industry. Our failure to continue to sell our products under our established brand names could have a material adverse effect on our business, results of operations and financial condition. The Company believes that its trademarks and trade names are significant to the marketing and sale of the Company's products and that the inability to utilize certain of these names could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

         The Company operates in highly competitive geographic and product markets, and some of the Company's markets are dominated by competitors with greater resources. The Company cannot be certain that it could successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition the Company competes for limited retailer shelf space for its products. Larger competitors, such as mainstream food companies including Nabisco, General Mills, Nestle S.A., Kraft Foods, Groupe Danone, Kellogg Company, Sara Lee Corporation, B&G Foods, Inc. and Triarc Beverage Holdings Corporations also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with the Company's products. Retailers also market competitive products under their own private labels.

         The beverage market is large and highly competitive. The tea portion of the beverage market is also highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Celestial currently competes in the specialty tea market segment which consists of herb tea, green tea, wellness tea and specialty black tea. Celestial's specialty herb tea products, like other specialty tea products, are priced higher than most commodity black tea products.

         Celestial's principal competitors on a national basis in the specialty teas market segment are Thomas J. Lipton Company, a division of Unilever PLC, and R.C. Bigelow, Inc. Unilever has substantially greater financial resources than the Company. Additional competitors include a number of regional specialty tea companies. There may be potential entrants which are not currently in the specialty tea market who may have substantially greater financial resources than the Company. Private label competition in the specialty tea category is currently minimal.

         In the future the Company's competitors may introduce other products that compete with its products and these competitive products may have an adverse effect on our business, results of operations and financial condition.

Government Regulation

         The Company and its manufacturers, distributors and co-packers are subject to extensive regulation by federal, state and local authorities that affect business. The federal agencies governing our business include the Federal Trade Commission ("FTC"), the FDA, the United States Department of Agriculture ("USDA") and the Occupational Safety and Health Administration ("OSHA"). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of and ingredients used in the Company's products. Under various statutes these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the FDA must approve the Company's products, including a review of the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of the Company's business is subject to regulation by the FTC. The Company's activities are also regulated by state agencies as well as county and municipal authorities. The Company is also subject to the laws of the foreign jurisdictions in which we sell our products.

         The USDA has proposed certain regulations with respect to organic labeling and certification. These regulations are currently in a comment period through the middle of the third calendar quarter of 2000. Based upon certification by a third-party organic certifier the Company believes it meets the requirements of the USDA as proposed. In addition, new government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, results of operations and financial condition.

         Celestial products are also subject to the Dietary Supplement Health and Education Act of 1994, or DSHEA, which went into effect in March 1999. DSHEA defines dietary supplements as a new category of food, separate from conventional food. DSHEA requires specific nutritional labeling requirements for dietary supplements and permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient, or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body.

Independent Certification

         The Company relies on independent certificates, such as certifications of our products as "organic" or "kosher," to differentiate our products in natural and specialty food categories. The loss of any independent certifications could adversely affect the Company's market position as a natural and specialty food company, which could have a material adverse effect on its business, results of operations and financial condition.

         The Company complies with the requirements of independent organizations or certification authorities in order to label our product as certified. For example, we can lose our "organic" certification if a plant becomes contaminated with non-organic materials, or if not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our "kosher" certification if a plant and raw materials do not meet the requirements of the appropriate kosher supervision organization, such as The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, "KOF-K" Kosher Supervision, Kosher Overseers Associated of America and Upper Midwest Kashruth.

Item 2.           Properties.

         The Company's corporate headquarters are located in approximately 17,000 square feet of leased office space located at 50 Charles Lindbergh Boulevard, Uniondale, New York. This lease, as amended, runs through October 2003. The current annual rental is approximately $450,000.

         The Company owns a manufacturing and office facility in Boulder, Colorado, built in 1990 on 42 acres of Company-owned land. The facility has approximately 167,000 square feet, of which 50,000 square feet is office space and 117,000 square feet is manufacturing space.

         The Company leases 60,000 square feet of warehouse space in Boulder, Colorado which is used for the storage and shipment of its tea and beverage products. The lease expires in 2004, and provides for a current annual rental of approximately $500,000.

         The Company leases 100,000 square feet of space in a building located in Compton, California, consisting of 90,000 square feet of warehouse space and 10,000 square feet of office space. The lease expires during fiscal 2003 and provides for a current annual rental of approximately $396,000. This facility serves as one of the Company's West Coast distribution centers for principally all of the Company's product lines. In August 2000, the Company entered into a new lease for a new consolidated distribution facility in Ontario, California. The Company intends to sublet the Compton, California facility. The Ontario, California facility has approximately 375,000 square feet, expires June 30, 2007 with minimum annual rentals of $1.3 million.

         The Company leases 27,000 square feet of space in Brooklyn, New York through December 2001. This facility is used to manufacture and distribute its Terra potato and vegetable chip products. The lease provides for minimum annual rentals of $225,000.

         The Company operates a 7,000 square foot warehouse and distribution center located in East Hills, New York which it utilizes to distribute its frozen kosher food products. This lease, which provides for annual net rental of approximately $55,000, expires in fiscal 2005.

         As part of the NNG acquisition, the Company extended the then existing leases of Health Valley to provide 180,000 square feet of manufacturing, warehouse and distribution space in Irwindale, California. These leases provide for combined annual rentals of approximately $900,000 and expire June 2004.

         The Company owns and operates two other manufacturing and distribution centers in Hereford, Texas and Shreveport, Louisiana for certain of its natural food product lines. These facilities also support certain administrative functions.

         In addition to the foregoing distribution facilities operated by the Company, the Company also utilizes bonded public warehouses from which it makes deliveries to customers.

Item 3.           Legal Proceedings.

         On May 5, 1995, a purported stockholder of Celestial filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et al., in the United States District Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by Celestial concerning Celestial's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to Celestial, the complaint names as defendants certain of Celestial's then present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired Celestial's common stock from July 12, 1993 through May 18, 1994, sought money damages from Celestial and the other defendants for the class in the amount of their loss on their investment in Celestial's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

         On November 6, 1995, the federal district court granted a motion by Celestial and the other defendants to dismiss the case. On September 5, 1997, however, the court of appeals reversed the decision of the district court and returned the case to the district court for further proceedings. The case was certified as a class action.

         On November 4, 1999, Celestial reached a settlement with the plaintiff, which resulted in a pre-tax charge of $1.2 million during Celestial's fourth quarter of its fiscal year ending 1999. The settlement was subject to a completion of a definitive settlement stipulation to be filed in the district court and court approval of the settlement. On April 25, 2000, the settlement was approved by the courts. The settlement has become final. The Company does not expect any additional shareholder lawsuits related to this matter.

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

Item 4            Submission of Matters to a Vote of Security Holders.

         A special meeting of stockholders of the Company was held on May 30, 2000 for the following purposes:

         (i) To consider and vote upon a proposal to issue shares of the Company's common stock in the merger of Hain Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Celestial, upon the terms and subject to the conditions set forth in the merger agreement dated as of March 5, 2000 between Hain and Celestial;

         (ii) To amend the Company's certificate of incorporation to change the Company's corporate name to The Hain Celestial Group, Inc., effective upon consummation of the merger;

         (iii) To amend the Hain certificate of incorporation to increase the authorized number of shares of Hain common stock from 40 million to 100 million;

         (iv) To amend the Hain 1994 Long Term Incentive and Stock Award Plan to (a) increase the number of shares issuable over the term of the plan by 3 million shares to 6.4 million shares in the aggregate and (b) increase the upper limit on the number of shares for which options or stock appreciation rights may be granted to any participant under the plan during any calendar year to 1 million shares; and

         (v)      To adopt the Hain 2000 Directors Stock Option Plan.

         The stockholders approved the issuance of Hain common stock shares in the merger casting 15,458,015 shares for, 11,190 shares against and 11,465 shares abstaining.

         The stockholders approved an amendment to the Company's certificate of incorporation to change its name to The Hain Celestial Group, Inc. casting 15,451,647 shares for, 19,758 shares against and 9,265 shares abstaining.

         The stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of Hain common stock from 40 million to 100 million casting 14,858,716 shares for, 605,802 shares against and 16,152 abstaining.

         The stockholders approved the amendments to the 1994 Long Term Incentive and Stock Award Plan casting 9,737,043 shares for, 5,722,339 shares against and 21,288 shares abstaining.

         The stockholders approved the adoption of the 2000 Directors Stock Option Plan casting 13,989,033 shares for, 1,420,457 shares against and 71,180 shares abstaining.

                                                          PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         The outstanding shares of Common Stock, par value $.01 per share, of the Company are traded on Nasdaq's National Market System (under the ticker symbol HAIN). The following table sets forth the reported high and low closing prices for the Common Stock for each fiscal quarter from July 1, 1998 through September 19, 2000.

                                             Common Stock
                                        ------------------------
                                    Fiscal 2000         Fiscal 1999
                                 -----------------    --------------
                                  High       Low        High       Low
                                --------  ---------   --------  -------
First Quarter                  $ 28 7/16   $21 3/16   $ 27 3/4   $ 14 7/8
Second Quarter                   26 7/16     22 1/4         25     12 1/8
Third Quarter                     37 1/8    21 1/16     23 1/8     15 1/8
Fourth Quarter                  36 11/16     22 3/4     21 1/2    16 1/16
July 1 - September 19, 2000       37 1/2     27 1/2


         As of September 19, 2000, there were 305 holders of record of the Company's Common Stock.

         As previously disclosed in the Company's Form 10-Q, on September 27, 1999, the Company announced that it had entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally. In connection with the alliance, the Company issued 2,837,343 shares of its common stock, par value $.01 per share to a wholly-owned subsidiary of Heinz (the "Heinz Subsidiary"), for an aggregate purchase price of $82,383,843 under a Securities Purchase Agreement dated September 24, 1999 between the Company and the Heinz Subsidiary. In addition, as part of the consideration paid by the Company to the Heinz Subsidiary in connection with the Company's acquisition of the Earth's Best trademarks, the Company issued 670,234 shares of its common stock to the Heinz Subsidiary.

         In addition, on June 19, 2000, the Heinz subsidiary executed its preemptive right under the aforementioned Securities Purchase Agreement, to purchase additional shares of the Company's common stock. The Company issued 2,582,774 additional shares to the Heinz Subsidiary for an aggregate purchase price of $79,743,147.

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

Item 6.           Selected Financial Data.

         On May 30, 2000, the Company, previously known as The Hain Food Group, Inc. ("Hain"), completed a merger (the "Merger") with Celestial Seasonings, Inc. ("Celestial") by issuing 10.3 million shares of Hain common stock in exchange for all of the outstanding common stock of Celestial. Each share of Celestial common stock was exchanged for 1.265 shares of Hain common stock. Hain subsequently changed its name to The Hain Celestial Group, Inc. Celestial, the common stock of which was previously publicly traded, is the market leader in speciality teas.

         The Merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of Hain have been restated to include the results of operations, financial position and cash flows of Celestial.

         The following information has been summarized from the Company's financial statements and should be read in conjunction with such financial statements and related notes thereto (in thousands, except per share amounts):



                                          Year Ended June 30
                                 --------------------------------------
                           2000      1999       1998         1997       1996
                          ------    ------     ------       ------     ------
Operating results:
Net sales               $ 403,543  $ 315,820   $206,450    $144,392   $141,604
Income (loss) before
extraordinary item and
cumulative change in
accounting principle     (11,403)     13,517     11,390       6,733      7,157
Extraordinary item        (1,940)       -        (1,342)        -          -
Cumulative change in
accounting principle      (3,754)       -          -           -          -
                        --------    --------   --------    --------   --------
Net income (loss)       $(17,097)   $ 13,517   $ 10,048    $  6,733    $ 7,157
                        ========    ========   ========    ========   ========
Basic earnings per
common share:

Income (loss) before
 extraordinary item and
 cumulative change in
 accounting principle   $   (.41)   $    .56    $   .55     $   .36    $   .37
Extraordinary item          (.07)          -      (.06)           -          -
Cumulative change in
 accounting principle       (.13)       -          -          -           -
                        --------    --------    -------    --------    -------
Net income (loss)       $   (.61)   $    .56    $   .49     $   .36    $   .37
                        ========    ========    =======    ========   ========

                                              Year Ended June 30
                                        -------------------------------
                              2000       1999       1998       1997     1996
                             ------     ------     ------     ------   ------
Diluted earnings per common share (a):

Income (loss) before
 extraordinary item and
 cumulative change in
 accounting principle      $   (.41)  $    .51    $   .50   $   .35    $   .37
Extraordinary item             (.07)         -      (.06)         -          -
Cumulative change in
  accounting principle         (.13)      -          -        -           -
                           --------   --------    -------  --------    ----
Net income (loss)          $   (.61)  $    .51    $   .44   $   .35    $   .37
                           ========   ========    =======   =======    =======
Financial Position:

Working Capital            $  89,750  $ 37,983    $37,669   $15,070    $14,422
Total Assets                 416,017   362,669    170,938   107,266    102,345
Long-term Debt                 5,622   141,138     27,311    16,829     21,162
Stockholders' Equity         351,724   164,489    104,567    68,110     61,641

(a) As a result of the net loss for the year ended June 30, 2000, diluted earnings per share is the same as basic earnings per share as the effects of dilutive stock options and warrants are not calculated as the results would be antidilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         On May 30, 2000, Hain completed a merger (the "Merger") with Celestial by issuing 10.3 million shares of Hain common stock in exchange for all of the outstanding common stock of Celestial. The Merger was accounted for as a pooling of interests and, accordingly, all prior period financial statements of Hain have been restated to include the results of operations, financial position and cashflows of Celestial.

         The Company made the following acquisitions or entered into licensing agreements during the three years ended June 30, 2000:

         On October 14, 1997, the Company acquired all of the capital stock of Westbrae Natural, Inc. ("Westbrae").

         On May 31, 1998, the Company acquired Harry's Premium Snacks.

         On May 1, 1998, the Company entered into a license agreement with Heinz to market and sell Earth's Best baby food products to natural food stores. On April 6, 1999, the Company expanded this licensing agreement with Heinz whereby the Company was given the exclusive sale and distribution rights of the Earth's Best baby food products into the United States retail grocery and natural food channels. On September 27, 1999, the Company announced it had purchased the trademarks of Earth's Best from Heinz, which terminated the April 1, 1999 license agreement, and allows the Company the opportunity to sell Earth's Best both in domestic and international markets and provides the Company with the ability to develop new products.

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

         As disclosed in the Company's joint proxy statement/prospectus relating to the Merger, the Merger, as well as the other acquisitions, involved the integration of two companies that had previously operated independently, and the Company's future success is dependent upon, among other things, its ability to realize potential available marketing opportunities and cost savings from the integration of Hain and Celestial. In addition, as discussed in the joint proxy statement/prospectus, the integration of Hain and Celestial may distract management from the day-to-day operations of the Company's business. The Company's financial results discussed below reflect the financial impact of the Merger during fiscal 2000. As discussed, the Company plans to complete the integration process during fiscal 2001 and, as described above, plans to continue to evaluate other potential acquisition candidates as part of its overall growth strategy.

Results of Operations

Fiscal 2000 Compared to Fiscal 1999:

         Net sales for fiscal 2000 were $403.5 million, an increase of 28% over net sales of $315.8 million. 81% of the increase was derived from net sales of acquired businesses or net sales resulting from licensing agreements entered into during the fourth quarter of fiscal 1999. The remainder of the increase was derived from internal growth, primarily from the non-dairy beverages of Westsoy, and Terra Chips.

         Gross profit for 2000 increased by $29.4 million to $176.1 million (43.6% of net sales) as compared to $146.7 million (46.4% of net sales). The increase in gross profit dollars was a direct result of increased sales levels in 2000. The decline in gross profit percentage was due to a combination of changes in sales mix, additional write-offs and reserves associated with the previously announced decision to cease production of the 30-count supplement product line, as well as certain reserves related to expected returns of the 60-count supplement product line, the write-off of certain inventories, including raw materials and packaging, related to the Company's decision to discontinue certain items, inefficiencies within certain co-packers, additional freight costs incurred due to fuel surcharges assessed to the Company that were not passed onto customers and higher warehouse costs primarily a result of the transition to our new west coast consolidated warehouse.

         Selling, general and administrative expenses increased by approximately $36.3 million to $148.1 million in 2000 as compared to $111.8 million in 1999. Such expenses, as a percentage of net sales, amounted to 36.7% in 2000 compared with 35.4% in 1999. The increase of 1.3% is due to: 2% of higher trade promotional  expenses  over  expected  amounts  offset  by  approximately  a  1%
improvement in other selling, general and administrative component costs resulting from the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's infrastructure. While significant headway has been made in the integration process, not all of the Company's administrative functions of the businesses acquired during fiscal 1999, as well as the Merger in May 2000, have as yet been integrated. It is expected that the integration process will continue through the end of fiscal 2001.

         During the fourth quarter of fiscal 2000, the Company recorded charges of $15.6, $3.7 and $3.5 million, before taxes, related to: merger related charges associated with the Merger; costs for restructuring certain non-core businesses and the consolidation of warehouse and information systems within the Company's distribution and operating network; and impaired long-lived assets, principally goodwill and other long term assets associated with its supplement product line, respectively. Included in both the fiscal 2000 and 1999 periods within restructuring and other nonrecurring charges is a

September 1999, $1.2 million settlement agreement relating to a shareholder lawsuit.

         The components of the $3.7 million restructuring charge are approximately $2.0 million of write-downs of fixed and other assets, $1.2 million for lease exit and related incremental costs, $.2 million for severance and related benefits associated with the consolidation and closure of certain warehouses and streamlining certain business costs. At June 30, 2000, no amounts have been charged against the accrual provided.

         Amortization of goodwill and other intangible assets increased from $4.8 million in 1999 to $6.3 million in fiscal 2000. The increase of $1.5 million is attributable to goodwill and other intangibles (principally trademarks) in connection with the acquisitions during fiscal 1999 and 2000.

         Operating income decreased from $28.9 million in 1999 to a loss of $2.4 million in 2000. The decrease was due to the aforementioned decline in gross profit and increase in selling, general and administrative dollars along with the $22.8 million of merger, restructuring and impairment of long-lived asset charges, recorded during the fourth quarter of fiscal 2000, as well as increased amortization of goodwill and other intangible assets.

         The Company's other income in fiscal 2000 (there was no other income in the comparable period) primarily resulted from gains on proceeds received from sale of assets ($.9 million) along with investment gains of $.7 million on marketable securities bought and sold during the second quarter of fiscal 2000.

         Interest and finance costs increased from $6.4 million in 1999 to $6.7 million in fiscal 2000. The increase of $.3 million was due to the debt incurred in connection with the fiscal 1999 acquisitions offset by the September 1999 and June 2000 $75 million and $44 million, respectively, repayments on this debt, as more fully described in Note 9 to the Consolidated Financial Statements. The infusion of equity has enabled the Company to achieve a debt to equity ratio of 2% at June 30, 2000.

         Income before income taxes, extraordinary item and cumulative change in accounting principle decreased from $22.4 million in 1999 to a loss of $7.5 million in 2000. This $30 million decrease is a result of the aforementioned decline in operating income offset by higher other income.

         During fiscal 2000, the Company recorded a $3.9 million (52%) tax provision on a pre-tax loss of $7.5 million as compared to a tax provision of $8.9 million (40%) on a pre-tax income of $22.4 million during 1999. The fiscal 2000 tax expense, even though there was a pre-tax loss, was primarily a result of the add back of nondeductible merger and asset write-down charges along with higher nondeductible goodwill amortization brought on by the 1999 acquisitions.

Extraordinary charge

         During the fourth quarter of fiscal 2000, the Company recorded a $1.9 million (net of tax benefit of $1.2 million) extraordinary charge related to the early extinguishment of the Company's existing credit facility and the write-off of the related debt financing costs.

Change in Accounting Principle

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 became effective beginning on July 1, 1999, and required the start-up costs capitalized prior to such date to be written-off as a cumulative effect of an accounting change as of July 1, 1999. Any future start-up costs are to be expensed as incurred. Start up activities are broadly defined as those one time activities related to introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing some new operation. In accordance with SOP 98-5, the Company recorded a one-time non-cash charge in the first quarter of fiscal 2000 reflecting the cumulative effect of a change in accounting principle, in the amount of $3.8 million, net of tax benefit, representing such start-up costs capitalized as of the beginning of fiscal year 2000.

Fiscal 1999 Compared to Fiscal 1998:

         Net sales for fiscal 1999 were $315.8 million, an increase of 53% over net sales of $206.5 million in fiscal 1998. 87% of the increase was derived from revenues of acquired businesses or revenues resulting from licensing agreements entered into during fiscal 1999 with the remaining 13% coming from internal growth primarily non-dairy soy beverages, Terra Chips and green and wellness tea products, offset by decreases in Celestial's supplement product line.

         Gross profit for 1999 increased by approximately $38.7 million to $146.7 million (46.4% of net sales) as compared to $108 million (52.3% of net sales) in 1998. The increase in gross profit dollars was a direct result from the increased sales level in 1999. The decline in the gross profit percentage was due to: sales mix and decreased margins of Celestial supplements product lines associated with high manufacturing costs for inventory write-downs.

         Selling, general and administrative expenses increased by $28.3 million to $111.8 million in 1999 as compared to $83.5 million in 1998. Such expenses, as a percentage of net sales, amounted to 35.4% in 1999 compared with 40.4% in the 1998 period. The improvement of 5% results from certain of the acquired businesses having lower selling expenses than the Company's other product lines, and the realization of reduced administrative expenses from integration of certain operations of the acquired businesses within the Company's existing infrastructure.

         Amortization of goodwill and other intangible assets increased by $2.2 million from 1998 to 1999. All of this increase was attributable to amortization of goodwill acquired in connection with the acquisitions during fiscal 1999. Amortization expense, amounted to 1.5% of net sales in 1999, compared with 1.3% in 1998.

         Operating income increased by $7 million compared to the 1998 period. Approximately 95% of the increase was derived from higher sales volume due to the businesses acquired in 1999. Operating income as a percentage of net sales, amounted to 9.1%, a decrease of 1.5% over the 1998 period. This resulted principally from lower gross margin as a percentage of net sales, higher goodwill amortization resulting from the acquisitions offset by lower selling, general and administrative expenses as a percentage of net sales.

         Interest and financing costs for 1999 amounted to $6.4 million, an increase of $3.2 million over the 1998 period. The increase was due to the debt incurred in connection with the fiscal year 1999 acquisitions, partially offset by reduced interest costs resulting from the prepayment in April 1998 of the Company's then 12.5% subordinated debentures. The debentures were retired with the proceeds of senior debt carrying an interest rate of approximately 7.8%.

         Income before income taxes for 1999 increased to $22.4 million (7.1% of net sales) from $18.7 million (9.1% of net sales) in 1998. This decline in profitability, as a percentage of net sales, was attributable to the aforementioned decrease in operating income as a percentage of sales and higher interest costs.

         Income taxes increased to $8.9 million in 1999 compared to $7.3 million in 1998. The effective tax rate was 40% in 1999 compared with 39% in 1998. Approximately .8% of the increase in the effective tax rate was caused by the higher federal statutory rate resulting from the Company's higher level of income, with approximately a .8% increase in the amortization of nondeductible goodwill arising from current year acquisitions. Offsetting these increases was the availability of additional tax deductions generated from the Company's contributions of 30-count supplements to a qualified organization.

         Income before extraordinary item for 1999 increased by $2.1 million over 1998 and amounted to 4.3% of net sales, compared with 5.5% in the 1998 period. The decrease, as a percentage of net sales, was a result of a lower level of operating income discussed above offset by higher interest costs and higher effective tax rates. In addition, in 1998 the Company recorded an extraordinary charge of $1.3 million, net of tax benefit, resulting from the aforementioned prepayment of its 12.5% subordinated debentures in April 1998.

Liquidity and Capital Resources

     The Company requires liquidity for working capital needs and debt service requirements.

     The Company had working  capital and a current  ratio of $89.8  million and
2.69 to 1, respectively, at June 30, 2000 as compared to $38 million and 1.67 to 1, respectively, at June 30, 1999. The increase in working capital and the current ratio is primarily attributable to the proceeds from the Company's private equity stock offering, which allowed the Company to paydown its Senior Term Loans. In addition to the private equity stock offering which is discussed below, the Company has increased its working capital due to cash flow provided by operations. The Company has reduced its days sales outstanding from 41 days in 1999 to 35 days in 2000. The improvement is a result of certain acquired businesses having days sales outstanding lower than the historical levels and improved credit and collection efforts. The increase in inventories, which were financed by the Company's operating cash flows in 2000, are due to the Company's need to hold inventory for increasing sales. The inventory turnover rate improved from 4.4 in 1999 to 5.2 in 2000. The Company expects inventory turnover to remain consistent with that of 2000.

         On May 18, 1999, in connection with the acquisition of NNG, the Company arranged for a $160 million senior secured loan facility ("Amended Facility"), which provided for a $30 million credit facility and $130 million of term loans. This Amended Facility was used to complete the acquisition of NNG, refinance the Company's then existing indebtedness, ($57.3 million) and provide for ongoing working capital needs. Under the Amended Facility, the term loans consisted of a $75 million Tranche I loan and a $55 million Tranche II loan.

         On September 27, 1999, the Company announced that it had entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally. In connection with the alliance, the Company issued 2,837,343 shares of its common stock, par value $.01 per share a wholly owned subsidiary of Heinz, (the "Heinz Subsidiary") for an aggregate purchase price of $82.4 million under a Securities Purchase Agreement dated September 24, 1999 between the Company and the Heinz Subsidiary. The Company used $75 million of the proceeds from this private equity offering to reduce its borrowings under its debt facility. The remainder of the proceeds were used to pay transaction costs. Included as part of the alliance was a provision that Heinz would have the preemptive right to purchase additional equity in the Company to maintain it's investment level at 19.5% of the outstanding stock of the Company. The Heinz investment level was diluted following the merger by Hain with Celestial Seasonings on May 30, 2000. Under the terms of the agreement, on June 20, 2000 the Company issued 2,582,774 shares of its common stock, par value $.01 per share to the Heinz Subsidiary for an aggregate purchase price of $79.7. The Company used approximately $44 million of the proceeds from this private equity offering to repay the remainder of its borrowings under its debt facility. The remainder of the funds are invested at June 30, 2000.

         The Company believes its cash on hand of $38.3 million at June 30, 2000, as well as cash flows from operations are sufficient to fund its working capital needs, anticipated capital expenditures, other operating expenses, as well as provide liquidity to pay down the remaining merger related and restructuring accruals (aggregating $13 million) existing at June 30, 2000, of which approximately $12 million will be utilized during fiscal 2001. The Company is currently investing its cash on hand in highly liquid short-term investments yielding approximately 6% interest.

         In addition, in July 2000, the Company entered into a short-term revolving credit facility with a bank providing the Company with $50 million of revolving credit to fund operations. No borrowings exist on this facility as at September 19, 2000.

Supplementary Quarterly Financial Data:

         Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2000 and 1999 is summarized as follows:

                                            Three Months Ended
                                   ------------------------------------
                            September 30,   December 31,    March 31,   June 30,
                               1999           1999           2000       2000
                              ------         ------         ------     -----
Net sales                    $  87,940      $ 116,675    $ 111,916   $  87,012
Gross profit                    33,331         56,203       54,614      31,978
Merger costs                         -              -            -      15,633
Restructuring and
 other non-recurring
 charges                         1,200              -            -       3,733
Impairment of long-
 lived assets                        -              -            -       3,468
Income (loss) before
 income taxes,
 extraordinary item
 and cumulative change
 in accounting principle       (2,300)         14,639       14,541    (34,383)
Extraordinary item                   -              -            -     (1,940)
Cumulative change in
 accounting principle          (3,754)              -            -           -
Net income (loss)              (4,966)          8,501        8,637    (29,269)
Basic earnings (loss)per
 common share before
 extraordinary item
 and cumulative change in
 accounting principle      $     (.05)      $     .30     $    .30   $   (.93)
Diluted earnings (loss)
 per common share before
 extraordinary item and
 cumulative change in
 accounting principle      $     (.05)      $     .28     $    .28   $   (.93)

         During the three month period ended June 30, 2000, in addition to the merger costs, restructuring and other non-recurring charges and impairment of long-lived assets, the Company recorded an additional $2.5 million of costs associated with Celestial's previously announced decision to cease production of its 30-count supplement product line at September 30, 1999, as well as certain reserves related to expected returns of the Company's 60-count supplement sales. These decisions were primarily related to a management change along with prevailing market conditions affecting the supplement industry.

         Shortly after the Merger was consummated on May 30, 2000, the Company initiated a program to reduce the amount of tea inventory in the hands of distributors by changing Celestial's trade practices. During the fourth quarter, this program reduced Celestial's revenue by an estimated 450,000 cases, or approximately $9.6 million, resulting in lower operating profit by approximately $4.8 million. In addition, during the period after announcement of the Merger, an environment of significant uncertainty regarding integration of the companies existed within the Company's sales organization, as well as within the Company's customer base. The Company believes that this uncertainty further impacted revenue from non-core brands thereby reducing operating profit by approximately $2.3 million. The Company was also impacted by lower revenues from Earth's Best products as a result of the lack of availability of certain ingredients. The Company anticipated resolving this issue by early June 2000, however, the problems were not fully resolved until shortly after fiscal year-end.

         In addition, during the fourth quarter, the Company incurred approximately $8.3 million of trade promotional expenses over expected amounts. These costs were primarily due to: (1) a concerted effort to gain additional distribution, (2) increased deductions by customers in the face of our announced merger (these deductions are currently being researched and discussed with customers and, although there can be no assurance of such, may result in future collections), (3) a higher level of actual spending over amounts estimated and accrued by Celestial at March 31, 2000, and (4) the implementation of a new trade promotion tracking system at Celestial which has accelerated the availability of information and allowed the Company to better match these costs with related revenues. Gross profit margin was negatively impacted by approximately $3.1 million primarily due to: (1) a change in sales mix, (2) the write-off of certain inventories, including raw materials and packaging, related to the Company's decision to discontinue certain items, (3) inefficiencies within certain co-packers, (4) additional freight costs incurred due to fuel surcharges assessed to the Company, that were not passed onto customers and (5) higher warehouse costs primarily due to increased inventory levels in anticipation of a new distribution agreement for the Company's medically directed products together with the transition to the Company's new West Coast consolidated warehouse.

         The supplementary quarterly financial data for the year ended June 30, 2000, includes the results of operations of Hain and Celestial for each quarter presented. The quarter ended September 30, 1999, however, includes the results of operations of Celestial two times as a result of the need to change Celestial's year end to be the same as that of Hain. Consequently, the quarter ended September 30, 1999 includes the following duplicated information for
Celestial: net sales of $19.9 million after reduction for 30-count supplement returns of $5.1 million; gross profit of $5.3 million after cost of sales charges of $4.0 million for the 30-count supplement product line; the $1.2 million charge related to the shareholder lawsuit settlement, and net loss of $3.9 million.

                                              Three Months Ended
                                        -------------------------------
                             September 30,   December 31,   March 31,   June 30,
                                  1998           1998          1999       1999
                                 ------          -----        ------     -----
Net sales                       $ 81,158       $ 82,178     $71,570     $80,914
Gross profit                      40,434         41,487      33,044      31,714
Operating income                   8,841         10,155       8,875       1,019
Income before income taxes         7,275          8,718       7,575     (1,120)
Net income                         4,360          5,177       4,395       (415)
Basic earnings per
 common share                   $    .18       $    .21     $   .18     $ (.02)
Diluted earnings per
 common share                   $    .17       $    .20     $   .17     $ (.02)
Year 2000

    The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company completed an assessment of both its information and non-information systems affected by the Year 2000 issue and found only minor issues that required attention. Since January 1, 2000, the Company has not experienced any material adverse effects on either it's information or non-information systems, nor any material adverse effects with its suppliers, customers or other third parties.

Seasonality

         Sales of food products and beverage consumed generally decline to some degree during the Summer months (the first quarter of the Company's fiscal year). However, the Company believes that such seasonality has a limited effect on operations.

Inflation

    The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable, except as reported on in Item 7.

Item 8.          Financial Statements and Supplementary Data.

    The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

    Consolidated Balance Sheets - June 30, 2000 and 1999

    Consolidated Statements of Operations - Years ended June 30, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows - Years ended June 30, 2000, 1999 and 1998

    Consolidated Statements of Stockholders' Equity - Years ended June 30, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of The Hain Celestial Group, Inc. and subsidiaries is included in Item 14 (a):

                 Schedule II                Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Auditors

The Stockholders and Board of Directors
The Hain Celestial Group, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. (formerly The Hain Food Group, Inc.) and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements and schedule of Celestial Seasonings, Inc. prior to their restatement for the 2000 pooling of interests described in Note 2, which statements reflect total assets of $80,847,000 as of September 30, 1999, and total revenues of $109,851,000 and $102,197,000, for the years ended September 30, 1999 and 1998, respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Celestial Seasonings, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the financial statements, in fiscal year 2000 the Company changed its method of accounting for start-up costs.

                                                  /s/ Ernst & Young LLP

Melville, New York
September 13, 2000

INDEPENDENT AUDITOR'S REPORT


To the Stockholder's and Board of Directors of Celestial Seasonings, Inc.

We have audited the consolidated balance sheet of Celestial Seasonings, Inc. and subsidiaries as of September 30, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1999 (none of which are presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Celestial Seasonings, Inc. and its subsidiaries at September 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Denver, Colorado
November 3, 1999

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

                                                                             June 30,
                                                                   ---------------------------
                                                                         2000         1999
                                                                    -------------  -----------
                                       ASSETS
Current assets:
Cash                                                                    $ 38,308      $ 1,147
Accounts receivable, less allowance for doubtful                          36,120       41,163
  accounts of $929 and $1,287
Inventories                                                               48,139       39,929
Recoverable income taxes                                                   7,982          911
Deferred income taxes                                                      8,724        3,675
Other current assets                                                       3,611        7,533
                                                                    -------------  -----------
Total current assets                                                     142,884       94,358

Property, plant and equipment, net of accumulated                         39,340       41,487
  depreciation and amortization of $18,987 and $15,103
Goodwill, net of accumulated amortization of $13,109                     188,212      193,144
  and $8,631
Trademarks and other intangible assets, net of                            40,265       17,922
  accumulated amortization of $16,743 and $16,002
Deferred financing costs, net of accumulated                                 238        4,051
  amortization of $328 and $2,500
Deferred income taxes                                                          -          961
Other assets                                                               5,078       10,746
                                                                    -------------  -----------
Total assets                                                           $ 416,017    $ 362,669
                                                                    =============  ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                  $  43,039     $ 45,558
Accrued merger related charges                                             9,414            -
Current portion of long-term debt                                            681       10,817
                                                                    -------------  -----------
Total current liabilities                                                 53,134       56,375

Long-term debt, less current portion                                       5,622      141,138
Deferred income taxes                                                      5,537            -
Other liabilities                                                              -          667
                                                                    -------------  -----------
Total liabilities                                                         64,293      198,180

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000                         -            -
  shares, no shares issued
Common stock - $.01 par value, authorized 100,000,000                        321          247
  shares, issued 32,147,261 and 24,684,079 shares
Additional paid-in capital                                               326,641      126,316
Retained earnings                                                         25,037       38,201
                                                                    -------------  -----------
                                                                         351,999      164,764
Less: 100,000 shares of treasury stock, at cost                             (275)        (275)
                                                                    -------------  -----------
Total stockholders' equity                                               351,724      164,489
                                                                    -------------  -----------
Total liabilities and stockholders' equity                             $ 416,017    $ 362,669
                                                                    =============  ===========


See notes to consoldiated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                   Year Ended June 30,
                                                          ----------------------------------
                                                             2000        1999          1998
                                                        ------------- ------------  -----------
Net Sales                                                $   403,543    $ 315,820    $ 206,450
Cost of sales                                                227,417      169,141       98,435
                                                        ------------- ------------  -----------
Gross profit                                                 176,126      146,679      108,015

Selling, general & administrative expenses                   148,133      111,802       83,469
Merger costs                                                  15,633            -            -
Restructuring and other non-recurring charges                  4,933        1,200            -
Impairment of long-lived assets                                3,468            -            -
Amortization of goodwill and other intangible assets           6,346        4,787        2,619
                                                        ------------- ------------  -----------

Operating income (loss)                                       (2,387)      28,890       21,927

Other income                                                   1,585            -            -
Interest and financing costs                                  (6,701)      (6,442)      (3,233)
                                                        ------------- ------------  -----------

Income (loss) before income taxes, extraordinary item         (7,503)      22,448       18,694
  and cumulative change in accounting principle
Provision for income taxes                                     3,900        8,931        7,304
                                                        ------------- ------------  -----------

Income (loss) before extraordinary item and                  (11,403)      13,517       11,390
  cumulative change in accounting principle

Extraordinary item - costs in connection with early           (1,940)           -       (1,342)
  extinguishment of debt, net of income tax benefit
  of $1,182 in 2000 and $791 in 1998

Cumulative change in accounting principle, net of             (3,754)           -            -
  income tax benefit of $2,547
                                                        ------------- ------------  -----------

Net income (loss)                                          $ (17,097)    $ 13,517     $ 10,048
                                                        ============= ============  ===========

Basic earnings per common share:
Income (loss) before extraordinary item and                  $ (0.41)      $ 0.56       $ 0.55
  cumulative change in accounting principle
  Extraordinary item                                           (0.07)           -        (0.06)
  Cumulative change in accounting principle                    (0.13)           -            -
                                                        ------------- ------------  -----------

Net income (loss)                                            $ (0.61)      $ 0.56       $ 0.49
                                                        ============= ============  ===========

Diluted earnings per common share:
Income (loss) before extraordinary item and                  $ (0.41)      $ 0.51       $ 0.50
  cumulative change in accounting principle
Extraordinary item                                             (0.07)           -        (0.06)
Cumulative change in accounting principle                      (0.13)           -            -
                                                        ------------- ------------  -----------

Net income (loss)                                            $ (0.61)      $ 0.51       $ 0.44
                                                        ============= ============  ===========

Weigted average common shares outstanding:
Basic                                                         27,952       24,144       20,705
                                                        ============= ============  ===========

Diluted                                                       27,952       26,636       22,939
                                                        ============= ============  ===========
                                                                                                                    .

See notes to consoldidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                     Year Ended June 30,
                                                              ---------------------------------
                                                                 2000         1999      1998
                                                              -----------  ---------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                             $ (17,097)   $ 13,517   $ 10,048
Adjustment for change in year-end of Celestial                    3,933           -          -
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
Non-cash merger related charge                                      175           -          -
Non-cash restructuring charge                                     1,994           -          -
Non-cash impairment of long-lived assets                          3,468           -          -
Extraordinary item                                                1,940           -      1,342
Cumulative change in accounting principle                         3,754           -          -
Depreciation and amortization of property and equipment           4,986       2,530      1,563
Amortization of goodwill and other intangible assets              6,053       4,787      2,619
Amorization of deferred financing costs                             718         589        668
Provision for doubtful accounts                                     432         313        468
Deferred income taxes                                             4,373          80        777
Gain on disposal of assets                                         (922)         63          -
Other                                                                46          46         77
Increase (decrease) in cash attributable to changes in
  assets and liabilities, net of amounts applicable to
  acquired businesses:
Accounts receivable                                               4,211      (5,033)   (10,184)
Inventories                                                      (8,607)      8,441    (16,968)
Other current assets                                              2,090      (2,979)    (1,884)
Other assets                                                     (2,771)     (7,014)      (288)
Accounts payable and accrued expenses                             3,882      (1,164)     4,712
Recoverable taxes, net of income tax payable                     (2,094)      2,332      1,081
                                                            ------------ ----------- ----------

Net cash provided by (used in) operating activities              10,564      16,508     (5,969)
                                                            ------------ ----------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses                                       (4,673)    (95,270)   (24,653)
Purchases of property and equipment and other                    (4,298)     (7,601)    (4,430)
  intangible assets
Proceeds from sale of assets                                      1,583         148          -
                                                            ------------ ----------- ----------

Net cash used in investing activities                            (7,388)   (102,723)   (29,083)
                                                            ------------ ----------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)/proceeds from bank revolving credit facility,       (5,080)     (6,270)     9,100
Proceeds from term loan facilities                                    -     190,000     39,100
Repayment of term loan facilities                              (130,000)    (78,600)   (25,347)
Payments on economic development revenue bonds                     (317)       (300)      (300)
Prepayment of 12.5% subordinated debentures                           -           -     (9,112)
Costs in connection with bank financing                             (26)     (2,542)      (950)
Proceeds from public offering, net of related expenses                -           -     20,852
Proceeds from private equity offering, net of expenses          160,332           -          -
Proceeds from exercise of warrants and options, net of            9,354       4,490      3,739
  related expenses
Collections of receivables from equipment sales                       -         116        382
Payment of debt of acquired company                                   -     (20,678)    (2,103)
Payment of other long-term debt and other liabilities              (278)     (1,882)      (329)
                                                            ------------ ----------- ----------

Net cash provided by financing activities                        33,985      84,334     35,032
                                                            ------------ ----------- ----------

Net increase (decrease) in cash and cash equivalents             37,161      (1,881)       (20)
Cash and cash equivalents at beginning of year                    1,147       3,028      3,048
                                                            ------------ ----------- ----------

Cash and cash equivalents at end of year                       $ 38,308     $ 1,147    $ 3,028
                                                            ============ =========== ==========

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(In thousands, except per share and share data)

                                                             Common Stock
                                                      -------------------------                       Treasury Stock
                                                                              Additional            ------------------
                                                                     Amount    Paid-in     Retained
                                                        Shares      at $.01    Capital     Earnings  Shares    Amount      Total
                                                      ----------------------------------------------------------------------------

Balance at June 30, 1997, as previously reported        8,881,899     $ 89     $ 20,804     $ 4,991  300,000   $ (825)   $ 25,059
Celestial Seasonings Pooling-of-interests              10,270,765      103       33,303       9,645        -               43,051
                                                      ----------------------------------------------------------------------------
Balance at June 30, 1997                               19,152,664      192       54,107      14,636  300,000     (825)     68,110

Issuance of 2,500,000 shares in public offering,
 net of related expenses                                2,500,000       25       20,827                                    20,852

Exercise of common stock, warrants, net of
 related expenses                                                                   743             (200,000)     550       1,293

Exercise of stock options                                 509,116        5        2,441                                     2,446

Non-cash compensation charge                                                         27                                        27

Value ascribed to warrants                                                          883                                       883

Tax benefit from stock options                                                      908                                       908

Net income                                                                                   10,048                        10,048
                                                      ----------------------------------------------------------------------------

Balance at June 30, 1998                               22,161,780      222       79,936      24,684  100,000     (275)    104,567

Issuance of shares in connection with the
  acquisitions of businesses                            1,716,111       17       39,733                                    39,750

Exercise of common stock warrants, net
  of related expense                                      340,930        3        1,986                                     1,989

Exercise of stock options                                 471,658        5        2,638                6,400     (142)      2,501

Retirement of treasury shares                              (6,400)                 (142)              (6,400)     142

Non-cash compensation charge                                                         46                                        46

Tax benefit from stock options                                                    2,119                                     2,119

Net income                                                                                   13,517                        13,517
                                                      ----------------------------------------------------------------------------

Balance at June 30, 1999                               24,684,079      247      126,316      38,201  100,000     (275)    164,489

Issuance of shares to Heinz, net
 of related expenses                                    6,090,351       61      177,642                                   177,703

Conversion of promissory notes                            442,538        4        9,973                                     9,977

Exercise of common stock warrants, net
 of related expenses                                      345,853        3        1,922                                     1,925

Exercise of stock options                                 584,440        6        7,423                                     7,429

Non-cash compensation charge                                                         46                                        46

Tax benefit from stock options                                                    3,319                                     3,319

Adjustment for change in year-end of Celestial                                                3,933                         3,933

Net loss                                                                                    (17,097)                      (17,097)
                                                      ----------------------------------------------------------------------------

Balance at June 30, 2000                               32,147,261    $ 321    $ 326,641    $ 25,037  100,000   $ (275)  $ 351,724
                                                      ============================================================================

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS:

         The Hain Celestial Group, headquartered in Uniondale, NY, is a natural, specialty and snack food company. The Company is a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings (R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin(R), Terra Chips(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry and refrigerated products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

         The Company and its subsidiaries operate in one business segment: the sale of natural, organic and other food and beverage products. During fiscal 2000, approximately 55% of the Company's revenues were derived from products which are manufactured within its own facilities with 45% produced by various co-packers. In fiscal 2000 there were no co-packers who manufactured 10% or more of the Company's products.

2.       Basis of Presentation

         The consolidated financial statements include the accounts of The Hain Celestial Group, Inc. (formerly known as The Hain Food Group, Inc. ("Hain")) and all wholly-owned subsidiaries (the "Company"). In the Notes to Consolidated Financial Statements, all dollar amounts are in thousands of dollars unless otherwise indicated.

         Merger: On May 30, 2000, Hain completed a merger (the "Merger") with Celestial Seasonings, Inc. ("Celestial") by issuing 10.3 million shares of Hain common stock in exchange for all of the outstanding common stock of Celestial. Each share of Celestial common stock was exchanged for 1.265 shares of Hain common stock. In addition, Hain assumed all Celestial stock options previously granted by Celestial. As part of the Merger, Hain changed its name to The Hain Celestial Group, Inc. Celestial, the common stock of which was previously publicly traded, is the market leader in speciality teas.

         The Merger was accounted for as a pooling-of-interests and, accordingly, all prior period consolidated financial statements of Hain have been restated to include the results of operations, financial position and cash flows of Celestial. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis. The accompanying consolidated financial statements as of and for the years ended June 30, 1999 and 1998 include Hain's June 30 fiscal year amounts combined with Celestial's September 30 fiscal year amounts. The consolidated financial statements as of and for the year ended June 30, 2000 include the financial position of both Hain and Celestial as of such date and the results of operations and cash flows of Hain and Celestial for the year then ended. Consequently, Celestial's results of operations and cash flows for the three month period ended September 30, 1999 are included in both fiscal 2000 and 1999, which results in the need to eliminate such duplication by an adjustment to retained earnings. Since Celestial incurred a net loss of $3.9 million for the three month period duplicated, the adjustment to retained earnings adds back such loss. Summary information for Celestial's three month period ended September 30, 1999 is as follows: net sales - $19.9 million; loss before income taxes -

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$7.3 million; net loss - $3.9 million; cash provided by operating activities - $1.1 million; cash used in investing activities - $4.1 million; and cash provided by financing activities - $3.4 million.

         The reconciliations of operating results of Hain and Celestial for the periods previously reported prior to the combination are as follows:


                               Nine months ended     Years ended June 30,
                                March 31, 2000         1999         1998
                             --------------------- ------------------------
Net sales:
 Hain                              $ 226,100          $205,900     $104,300
 Celestial                           90,400            109,900      102,200
                             --------------------- ----------- ------------
 Combined                          $ 316,500          $315,800    $ 206,500
                             --------------------- ----------- ------------
Income before extraordinary
item and cumulative change
in accounting principle:
 Hain                              $ 22,700           $ 11,000    $   4,600
 Celestial                           4,200               2,500        6,800
                             --------------------- ----------- ------------
Combined                           $ 26,900           $ 13,500    $  11,400
                             --------------------- ----------- ------------
Net income:
 Hain                               $ 8,700           $ 11,000    $   3,300
 Celestial                           3,400               2,500        6,700
                             --------------------- ----------- ------------
Combined                           $ 12,100           $ 13,500     $ 10,000
                             --------------------- ----------- ------------

         There were no material  adjustments  required to conform the accounting
policies  of  the  two  companies.   Certain  amounts  of  Celestial  have  been
reclassified to conform to the reporting practices of Hain.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy:

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly- owned. Material intercompany accounts and transactions have been eliminated in consolidation.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs:

         Media advertising costs, which are included in selling, general and administrative expenses, amounted to $1,980, $7,349 and $5,641, for fiscal 2000, 1999 and 1998, respectively. Such costs are expensed as incurred.

Income Taxes:

         The Company follows the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted rates in effect in the years in which the differences are expected to reverse.

         Concentration of Credit Risk:

         Substantially all of the Company's trade accounts receivable are due from food distributors and food retailers located throughout the United States. The Company performs credit evaluations of its customers and generally does not require collateral. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations. During the year ended June 30, 2000, sales to two customers and their affiliates approximated 18% and 17%, respectively. These two customers also approximated 18% each of sales for the year ended June 30, 1999. At June 30, 2000 and 1999, these two customers and their affiliates accounted for approximately 31.9% and 31.8%, respectively, of total accounts receivable outstanding.

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

         Fair Values of Financial Instruments:

         At June 30, 2000 and 1999, the Company had no cash equivalents. The Company believes that the interest rates set forth in the Company's debt instruments approximate its current borrowing rate and, accordingly, the carrying amounts of such debt at June 30, 2000 and 1999 approximate fair value.

Property, Plant and Equipment:

         Property, plant and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter.

         Buildings                          31-35 years
         Machinery and equipment            5-10 years
         Furniture and fixtures             3-7 years
         Leasehold improvements             3-10 years

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, Trademarks and Other Intangible Assets:

         Goodwill consists of the excess of the cost of acquired businesses over the fair value of the assets and liabilities acquired or assumed, and is being amortized over a period of 40 years from date of acquisition.

         Other intangible assets, principally trademarks, are being amortized over their respective applicable lives. The Company amortizes trademarks over 5-40 years.

Accounting for the Impairment of Long-Lived Assets

         The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the asset may not be recoverable. The Company performs such a review at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. The Company considers continued operating losses and significant and long-term changes in prevailing market conditions to be its primary indicators of potential impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable. During fiscal year 2000, the Company wrote-off approximately $3.5 million of impaired long- lived assets. The write-off included $1.4 million of goodwill and $2.1 million of barter credits related to the Company's supplements products, which have experienced losses. The Company determined that the product line had become impaired and does not expect to recover their recorded values in the foreseeable future.

         Deferred Financing Costs:

         Eligible costs associated with obtaining debt financing are capitalized and amortized over the related lives of the applicable debt instruments, which approximates the effective interest method.

         Earnings Per Share:

         The Company reports basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes any dilutive effects of options, warrants and convertible debt. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants, while the convertible promissory notes have been excluded since the effect of such notes would be anti-dilutive.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.


                                            2000          1999           1998
                                           ------        ------          -----
Numerator:
Income (loss)  before  extraordinary
 item and  cumulative  change in
 accounting principle - numerator
 for basic and diluted earnings
 per share                               $  (11,403)    $   13,517      $ 11,390
Extraordinary item                           (1,940)             -       (1,342)
Cumulative change in accounting
principle                                    (3,754)          -            -
                                          ---------      ---------     ---------
Net income (loss)                         $ (17,097)     $  13,517      $ 10,048
                                          =========      =========      ========
Denominator:
Denominator for basic earnings
 (loss) per share - weighted
 average shares outstanding during
 the period                                  27,952        24,144        20,705
Effect of dilutive securities (a):

  Stock options                                   -         1,863         1,572
  Warrants                                     -              629           662
                                           --------     ---------      --------
                                               -            2,492         2,234
                                           --------     ---------      --------
Denominator for diluted earnings
 (loss) per share - adjusted
 weighted average shares and
 assumed conversions                         27,952        26,636        22,939
                                          =========     =========      ========
Basic earnings (loss) per share:
 Income (loss) before extraordinary
  item and cumulative change in
  accounting principle                    $    (.41)     $     .56      $    .55
 Extraordinary item                            (.07)             -         (.06)
 Cumulative change in accounting
  principle                                    (.13)         -             -
                                          ---------      ---------      --------
 Net income (loss)                        $    (.61)     $     .56      $    .49
                                          =========      =========      ========
Diluted earnings (loss) per share:
 Income (loss) before extraordinary
  item and cumulative change in
  accounting principle                    $    (.41)     $     .51      $    .50
 Extraordinary item                            (.07)             -         (.06)
 Cumulative change in accounting
  principle                                    (.13)         -             -
                                          ---------      ---------      --------
 Net income (loss)                        $    (.61)     $     .51      $    .44
                                          =========      =========      ========

(a) As of result of the net loss, the dilutive effect of options and warrants are not shown as the results would be antidilutive.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the fourth quarter of fiscal 2000, the Company approved a plan to streamline and restructure certain non-core businesses and consolidate warehouses and information systems within the Company's distribution and operating network which resulted in a pre-tax charge of $3.7 million. In addition, in the first quarter of fiscal 2000, the Company entered into a settlement agreement related to a shareholder lawsuit (see Note 15) resulting in a one time pre-tax charge of $1.2 million.

         The components of the $3.7 million restructuring charge are as follows:


Write-downs of PP&E and other assets       $ 1,994
Lease exit costs                             1,153
Severance and related benefits                 248
Other non-core business costs                  338
                                           -------
                                           $ 3,733

         At June 30, 2000, no amounts have been charged against the accruals.

         The write down of property, plant and equipment and other assets of approximately $2 million, net of salvage value, primarily related to machinery and equipment and computer equipment within certain of the Company's distribution facilities, corporate information systems relating to an enterprise-wide program to upgrade its business information systems and computer hardware and software and other equipment and assets related to the restructuring of certain non-core business.

         Lease exit costs of approximately $1.2 million relate to incremental costs and contractual obligations for items such as leasehold termination payments (net of estimated expected sub rentals) and other facility exit costs expected to be incurred as a direct result of this plan.

         In addition, during the first quarter of fiscal 2000, Celestial decided to cease production of its 30-count supplements product line and focus it efforts on its 60-count product line. In conjunction with the discontinuance of the 30-count products, Celestial decided to offer a return program to its customers. Accordingly, Celestial reversed sales ($5.1 million) and recorded additional cost of sales ($4.0 million) for the estimated 30-count products still with customers and an estimated write-down of inventory on hand and expected to be returned.

         In the fourth quarter of fiscal 2000, the Company was required to provide additional amounts for sales returns and inventory write-offs (totaling $.9 million) related to the previously announced decision to cease production of the 30-count products. Moreover, the Company provided certain reserves related to expected returns of the Company's 60-count supplement products, totaling $1.6 million, primarily related to the receipt of return notification from certain customers and prevailing market conditions affecting the supplements industry.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE:

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

6.       ACQUISITIONS:

         On May 18, 1999, the Company acquired Natural Nutrition Group, Inc. ("NNG"). NNG is a manufacturer and marketer of premium natural and organic food products primarily under its Health Valley, Breadshop's and Sahara brands. The aggregate purchase price, including acquisition costs, amounted to approximately $82 million. The purchase price was paid by approximately $72 million in cash and the issuance of $10 million in convertible promissory notes. To finance the cash portion of the acquisition, the Company entered into a $160 million senior secured loan which provided for a $30 million revolving credit facility and $130 million in term loans. The aggregate purchase price paid in excess of net assets acquired amounted to $62.5 million. From the date of acquisition through June 30, 1999, NNG had net sales of approximately $7.5 million.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Unaudited pro forma results of operations (in thousands, except per share amounts) for the year ended June 30, 1999, assuming the above acquisitions, excluding Nile Spice which is not material, had occurred as of July 1, 1998, are as follows:

                              1999
                            -------
Net sales                   $ 379,000
Net income                  $   8,190
Net income per share:
 Basic                       $    .34

 Diluted                     $    .31

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

7.       INVENTORIES:

         Inventories consist of the following:

                                           June 30
                                        -------------
                                       2000          1999
                                    ---------      ------
Finished goods                      $  28,730     $  20,443
Raw materials, work-in-process
 and packaging                         19,409        19,486
                                    ---------     ---------
                                    $  48,139      $ 39,929
                                    =========      ========

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                                June 30
                                           -----------------
                                         2000            1999
                                      ----------      ----------
Land                                   $  6,049        $  5,931
Building                                 10,579           9,276
Machinery & equipment                    33,565          29,130
Assets held for sale                        197           5,008
Furniture and fixtures                    2,464           2,448
Leasehold improvements                    4,971           4,797
Construction in progress                    502            -
                                       --------        --------
                                         58,327          56,590
Less:
Accumulated depreciation and
  amortization                           18,987          15,103
                                       --------        --------
                                       $ 39,340        $ 41,487
                                       ========        ========

         Assets held for sale were acquired from prior business acquisitions and have been recorded at their respective fair values on the dates of acquisition. During fiscal 2000, the Company transferred approximately $4 million from assets held for sale to their respective categories as management determined that those assets were to be utilized by the Company. Management intends to dispose of the remaining assets held for sale in fiscal 2001.

9.       LONG-TERM DEBT:

         Long-term debt at June 30, 2000 and 1999, consists of the following:


                                                       2000         1999
                                                    ----------    ---------
Senior Term Loans (A)                                  $   -     $ 130,000
Revolving credit facilities payable to
  banks(A)                                                 -         5,080
Convertible Promissory Notes (B)                          23        10,000
Notes payable to sellers in connection with
 acquisitions of businesses, and other long-
 term debt (C)                                           847         1,125
Economic Development Revenue Bonds due in
monthly installments through November 1, 2009,
interest payable monthly at variable rates (D)         5,433         5,750
                                                    --------     ---------
                                                       6,303       151,955
Current portion                                          681        10,817
                                                    --------     ---------
                                                    $  5,622     $ 141,138
                                                    ========     =========

(A)      Senior Term Loans and Revolving Credit Facilities

         On May 18, 1999, in connection with the acquisition of NNG, the Company arranged for a $160 million senior secured loan facility ("Facility"), that provided for a $30 million credit facility and $130 million of term loans. The Facility was used to complete the acquisition of NNG, refinance then existing debt and provide for ongoing working capital needs. Required

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarterly principal payments were made starting September 30, 1999. Interest rates on the Facility, which were computed using either the bank's base rate, as defined, or LIBOR, at the Company's option, ranged from 8.5% to 9.5% and averaged 8.3% during fiscal 2000.

         In June 2000, using the proceeds received from the sale of common stock to Heinz (see Note 11), all amounts then outstanding under the Facility were prepaid and the Facility was terminated. As a result, the Company incurred an extraordinary charge in connection with this early extinguishment of debt of approximately $1.9 million (net of tax benefit of approximately $1.2 million) for the write-off of related unamortized deferred financing costs.

         The above-described Facility replaced a previous facility under which the Company had available a $60 million term loan, the full amount of which was borrowed in connection with the July 1, 1998 acquisition of businesses from the Shansby Group and other investors (see Note 6), and to pay down then existing debt, and a $15 million revolving credit line. Interest on these borrowings was computed in the same manner as under the Facility. Interest during fiscal 1999 under the Facility and the previous facility averaged 7.95%.

         In July 2000, the Company entered into a short-term revolving credit facility with a bank providing a $50 million revolving credit facility to fund operations. No borrowings exist on this facility as at September 19, 2000.

         On November 2, 1998, Celestial entered into a three year credit facility which includes a revolving credit loan of up to $15,000,000, and a standby letter of credit commitment in the amount of $6,100,000 (the "Letter of Credit Facility") to support outstanding Economic Development Revenue Bonds issued to finance Celestial's manufacturing facility. Borrowings under the credit facility carried interest at rates ranging from LIBOR plus 0.50% to the Federal Funds Rate plus .75%, subject to increases if the Company failed to achieve certain future operating results. The Letter of Credit Facility included annual financing fees of 0.50%, and loans resulting from a draw under the Letter of Credit Facility carried interest at a rate equal to the interest rate then applicable to the Revolving Loan. The Revolving Loan was due on November 2, 2001 and the Letter of Credit Facility expires on November 2, 2002. The credit facility imposed certain financial and other restrictive covenants including limitations on indebtedness, liens, sales of assets, mergers and investments. At the end of December 1999 the revolving loan was paid in full. Subsequent to May 30, 2000, the revolving credit loan was terminated.

(B)      Convertible Promissory Notes

         In connection with the acquisition of NNG, the Company issued $10 million of convertible promissory notes (the "Notes") bearing interest at 7%, payable quarterly commencing September 30, 1999. The Notes are convertible into shares of the Company's Common Stock. The number of shares of Common Stock to be issued upon conversion of each Note is based upon the conversion price equal to the average of the closing prices of the Company's Common Stock for the ten trading days prior to any conversion of the Note. During the year ended June 30, 2000, holders of approximately $9.98 million in Notes have converted such Notes into 442,538 shares of the Company's common stock.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C) Other Long-Term Debt

         In connection with an acquisition NNG consummated on January 12, 1999, prior to the acquisition of NNG by the Company, an $800,000 nonconvertible promissory note bearing interest at prime (9.5% at June 30, 2000), was issued to the seller. This promissory note requires principal installments starting June 30, 1999 through December 31, 2002.

(D)      Economic Development Bonds

         Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (4.60% at June 30, 2000) and are secured by a cash collateral account of the Company. The Bonds mature December 1, 2009. The Bonds can be tendered monthly to the Bond trustee at face value plus accrued interest, with payment for tendered Bonds made from drawdowns under the letter of credit. Drawdowns under the letter of credit bear interest at prime plus 1.00%, and are repaid through resale of the Bonds. Any outstanding drawdowns must be repaid on November 2, 2002.

         Maturities of all debt instruments at June 30, 2000, are as follows:

                  2001             $  681
                  2002                856
                  2003                635
                  2004                558
                  2005                600
                  Thereafter        2,973
                                   ------
                                   $6,303

         Interest paid during the years ended June 30, 2000, 1999 and 1998 amounted to $7,224, $5,091 and $2,796, respectively.

10.      INCOME TAXES:

         The provision for income taxes for the years ended June 30, 2000, 1999 and 1998 is presented below. The table excludes the tax benefits applicable to the extraordinary charges in 1998 and 2000, and the cumulative change in accounting principle in 2000.


                                      2000         1999         1998
                                     ------       ------       -------
Current:
Federal                            $   2,615     $   7,548    $   5,675
State                                    389         1,303          852
                                   ---------     ---------    ---------
                                       3,004         8,851        6,527
Deferred Federal and State               896            80          777
                                   ---------     ---------    ---------
Total                              $   3,900     $   8,931    $   7,304
                                   =========     =========    =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Components of the Company's deferred tax asset/(liability) as of June 30, 2000 and 1999 are as follows:


                                                            June 30,
                                                         -------------
                                                       2000           1999
                                                     --------       --------
Current deferred tax assets/(liabilities):
 Basis difference on inventory                       $  1,244        $   633
 Deferred charges and capitalized costs                     -        (3,149)
 Allowance for doubtful accounts                          981            165
 Charitable contribution carryforward                       -            935
 Net operating loss carryovers                          2,034          1,552
 Reserves not currently deductible                      4,465          3,539
                                                     --------        -------
Current deferred tax assets/(liabilities), net       $  8,724        $ 3,675
                                                     --------        -------
Noncurrent deferred tax assets/(liabilities):
 Difference in amortization                         $ (3,168)       $    449
 Basis difference on property and equipment           (3,342)        (1,170)
 Charitable contribution carryforward                     935              -
 Net operating loss carryovers                          2,365          4,009
 Valuation allowance                                  (2,327)        (2,327)
                                                    --------        --------

Noncurrent deferred tax assets/(liabilities), net   $ (5,537)        $   961
                                                    --------        --------

                                                     $  3,187        $ 4,636
                                                     ========        =======

         Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company's provision for income taxes for the years ended June 30, 2000, 1999 and 1998 are as follows:


                            2000      %         1999      %        1998      %
                           ------              ------             ------
Expected U.S. federal
 income tax at
 statutory rate          $ (2,626)   35.0 %    $ 7,826   35.0%    $ 6,356  34.0%
State income taxes,
 net of federal benefit        569    (7.6)        617     2.7        601    3.2
Goodwill amortization        1,576   (21.0)      1,016     4.5        334    1.8
Merger related expenses      4,654   (62.0)          -       -          -      -
Contributions                (610)      8.1      (582)   (2.6)          -      -
Other                          337    (4.5)         54      .2         13     .1
                          --------   -----     -------    ----    -------   ----
Provision for income
taxes                     $  3,900  (52.0)%   $  8,931   39.8%    $ 7,304  39.1%
                          ========            ========   ====     =======  ====

         Income taxes paid during the years ended June 30, 2000, 1999 and 1998 amounted to $4,909, $5,442, and $5,439, respectively.

         At June 30, 2000, the Company had net operating loss carryforwards ("NOLS") of approximately $11,437 which were acquired in previous years. These NOL's begin expiring in fiscal 2010. Under U.S. Income tax regulations, the utilization of the NOL's is subject to annual limitations as a result of the changes in control of the acquired entities, as well as limitations regarding the use of the NOL's against income other than that earned by the acquired business (referred to as "SRLY" limitations). Despite these restrictions, as a result of new regulations issued by the Internal Revenue

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service effective June 25, 1999, which had the effect of relaxing the SRLY limitations, the Company expects to fully utilize all of the acquired NOL's prior to expiration and, therefore, has not provided a valuation allowance on the related tax assets. The impact of the change in the tax regulations has been included in the application of purchase accounting for the business acquired.

         At June 30, 2000, the potential benefits from noncurrent deferred tax assets relating to certain intangible assets, which are not amortizable for tax purposes are fully reserved by means of a valuation allowance, due to the uncertainty of their future realization. There was no change in the valuation allowance in 2000. The valuation allowance increased $154 and $153, in 1999 and 1998, respectively.

11.      STOCKHOLDERS' EQUITY:

Common Stock:

         On December 8, 1997, the Company completed a public offering of 2,500,000 shares of its common stock at $9 per share. Proceeds to the Company, net of expenses of the offering, amounted to approximately $20.9 million, which was utilized to pay down the Company's credit facility with its bank. In connection therewith, certain officers of the Company exercised options for an aggregate of 105,000 shares of common stock which were sold in the public offering. The Company received aggregate net proceeds of approximately $340 from the exercise of such options.

         In connection with the acquisition of businesses from The Shansby Group and other investors, a portion of the purchase price was paid by the issuance of 1,716,111 shares of the Company's common stock with a market value of $39.8 million.

         In September 1999, the Company entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally, and purchased from Heinz the trademarks of its Earth's Best baby food line of products. In connection with the alliance, the Company issued 2,837,343 shares (the "Investment Shares") of its common stock, par value $.01 per share (the "Common Stock") to a wholly owned subsidiary of Heinz (the "Heinz Subsidiary"), for an aggregate purchase price of $82.4 million under a Securities Purchase Agreement dated September 24, 1999 between the Company the Heinz Subsidiary. The Company used $75 million of the proceeds from this to reduce its borrowings under its credit facility. The remainder of the proceeds were used to pay transaction costs and for general working capital purposes. In consideration for the trademarks, the Company paid a combination of $4.6 million in cash and 670,234 shares of Common Stock, valued at $17.4 million(the "Acquisition Shares" and together with the Investment Shares, the "Shares"). This purchase agreement terminates a license agreement dated April 1, 1999 between the Company and Heinz whereby the Company was granted exclusive sale and distribution rights of Earth's Best baby food products into the United States retail grocery and natural food channel. With the acquisition of these trademarks, the Company will be able to sell, market and distribute Earth's Best products both domestically and internationally and have a more efficient means to develop new products. In connection with the issuance of the Shares, the Company and the Heinz

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary have entered into an Investor's Agreement dated September 24, 1999 that sets forth certain restrictions and obligations of the Company and the Heinz Subsidiary and its affiliates relating to the Shares, including restrictions and obligations relating to (1) the appointment by the Company of one member to its board of directors nominated by the Heinz Subsidiary and one member jointly nominated by the Heinz Subsidiary and the Company, (2) an 18-month standstill period during which the Heinz Subsidiary and its affiliates may not purchase or sell shares of Common Stock, subject to certain exceptions,
(3) a right of first offer granted to the Company by Heinz and its affiliates to the Company upon the sale of Shares by the Heinz Subsidiary and its affiliates following the standstill period, (4) preemptive rights granted to the Heinz Subsidiary and its affiliates relating to the future issuance by the Company of shares of capital stock and (5) confidentiality.

         Included as part of the alliance was a provision that the Heinz Subsidiary would have the preemptive right to purchase additional equity in the Company to maintain it's investment level at 19.5% of the outstanding stock of the Company. The Heinz Subsidiary investment level was diluted following the acquisition by the Company of Celestial Seasonings on May 30, 2000. Under the terms of the agreement, on June 20, 2000 the Company issued 2,582,774 shares of its common stock, par value $.01 per share to the Heinz Subsidiary for an aggregate purchase price of approximately $79.7 million. The Company used approximately $44 million to prepay the remainder of its borrowings under its credit facility. The remainder of the funds are being used for working capital.

         In addition, the Company and the Heinz Subsidiary have entered into a Registration Rights Agreement dated September 24, 1999 that provides the Heinz Subsidiary and its affiliates customary registration rights relating to the Shares, including two demand registration rights and "piggy-back" registration rights.

         On May 30, 2000, the Company's shareholders approved an increase to the number of authorized shares of the Company's common stock from 40 million to 100 million.

Preferred Stock:

         The Company is authorized to issue "blank check" preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company's Common Stock. As at June 30, 2000 and 1999, no preferred stock was issued or outstanding.

Warrants:

         In connection with the acquisition of Estee in November 1995, the Company issued a warrant to the seller to purchase 200,000 shares of the Company's Common Stock at an exercise price of $6.50 per share. In August and September 1997, the seller exercised all of the warrants and the Company

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued 200,000 shares of Common Stock out of treasury for aggregate proceeds of $1.3 million. The proceeds were used to pay down bank debt.

         In connection with the Weight Watchers agreement, the Company issued warrants to Heinz on March 31, 1997, to acquire 250,000 shares of the Company's Common Stock at prices ranging from $7.00 to $9.00 per share. The value ascribed to these warrants of approximately $.3 million is being amortized over ten years. In April 1999, Heinz exercised these warrants and the Company issued 250,000 shares of Common Stock resulting in proceeds of $1.9 million. In accordance with the terms of the then existing term loan facility, 50% of the proceeds was used to pay down the term loan with the remainder used for working capital purposes.

         Since fiscal 1997, the Company issued a total of 300,000 warrants in connection with services rendered by third party consultants at prices ranging from $4.13 to $10.00 per share. 250,000 of these warrants were exercised during fiscal 2000, resulting in proceeds of $1.6 million. In accordance with the then existing term loan facility, 50% of the proceeds were used to pay down the term loan with the remainder used for working capital purposes.

         In connection with the acquisition of Westbrae on October 14, 1997 and the related bank refinancing, the Company issued a warrant to its bank to acquire 114,294 shares of the Company's common stock at an exercise price of $11.418. The value ascribed to this warrant of approximately $.4 million is being amortized over six years. In July 1998, the bank exercised these warrants via a cashless exercise resulting in the issuance to the bank of 63,647 common shares. In addition, the Company issued a warrant to Argosy Investment Corp. ("Argosy") to acquire 100,000 shares of the Company's common stock at an exercise price of $12.688. The value ascribed to this warrant of approximately $.4 million has been included in the costs of the acquisition of Westbrae.

         In June 2000, Argosy exercised warrants, previously granted in 1994, to acquire 95,853 shares of the Company's common stock at an exercise price of $3.25. The proceeds were utilized for working capital purposes as the Company had already paid down its term and revolver loans. At June 30, 2000, 426,864 of these warrants remain available for exercise.

12.      STOCK OPTION PLANS:

Hain:

         In December 1994, the Company adopted the 1994 Long-Term Incentive and Stock Award Plan ("Plan"), which amended and restated the Company's 1993 stock option plan. On December 9, 1997, the stockholders of the Company approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 345,000 to 1,200,000 shares. In December 1998, the Plan was further amended to increase the number of shares issuable by 1,200,000 bringing the total shares issuable under this plan to 2,400,000. In December 1999, the Plan was further amended to increase the number of shares issuable by 1,000,000 bringing the total shares issuable under this plan to 3,400,000. In May 2000, the Plan was further amended to increase the number of shares issuable by 3,000,000 bringing the total shares issuable under this plan to 6,400,000. The Plan provides for the granting of

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incentive stock options to employees, directors and consultants to purchase shares of the Company's common stock. All of the options granted to date under the Plan have been incentive and non-qualified stock options providing for exercise prices equivalent to the fair market price at date of grant, and expire 10 years after date of grant. Vesting terms are determined at the discretion of the Company. During 1998, options to purchase 298,600 shares were granted at prices from $4.50 to $14.13 per share. During 1999, options to purchase 1,175,600 shares were granted at prices from $12.125 to $21.50 per share. During 2000, options to purchase 372,550 shares were granted at prices ranging from $21.188 to $33.50 per share. At June 30, 2000, 3,658,950 options were available for grant under this plan.

         The Company's Chief Executive Officer ("CEO") was granted 125,000 of the options granted in 1998, that had been conditionally granted to him at $4.8125 per share on the date of grant (June 30, 1997) pending approval of an increase in the number of shares available for grant (approved by shareholders on December 9,1997). The Company will incur a straight line non-cash compensation charge ($46, $46, and $27, respectively for fiscal years 2000, 1999 and 1998) over the 10-year vesting period based on the excess ($.5 million) of the market value of the stock options ($8.50 per share) on December 9, 1997 compared to $4.8125 per share market value on the date of grant.

         In December 1995, the Company adopted a Directors Stock Option Plan. The Plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 300,000 shares of the Company's common stock. In December 1998, the Director Stock Option Plan was amended to increase the number of shares issuable from 300,000 to 500,000. In December 1999, the Director Stock Option Plan was amended to increase the number of shares issuable by 250,000, bringing the total shares issuable under this plan to 750,000. During 1998, options for an aggregate of 67,500 shares were granted at prices of $8.50 and $19.68 per share. During 1999, options for an aggregate of 95,000 shares were granted at a price of $17.625 per share. During 2000, options for an aggregate of 103,500 shares were granted at prices of $23.25 and $26.063 per shares. At June 30, 2000, 326,500 options are available for grant under this plan.

         In May 2000, the Company adopted a new Directors Stock Option Plan. The Plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of the Company's stock. At June 30, 2000, no options were granted under this plan.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Celestial:

         In conjunction with the Merger as previously discussed, all outstanding Celestial options became fully vested as of May 30, 2000. All amounts have been restated to reflect the conversion of the Celestial stock to Hain stock at a ratio of 1.265:1.

         During 1991, Celestial adopted an incentive and non-qualified stock option plan that provided for the granting of options to purchase up to 116,663 shares of Celestial's common stock to employees. The options generally vested over a four year period and expired ten years from the grant date. No grants were made under the plan.

         In 1991, Celestial granted options to an executive officer to purchase 241,944 shares of the Company's common stock in connection with capital contributions made by the officer and certain other agreements. Such options were immediately vested at the grant date, are exercisable at a weighted average price per share of $4.93 and expire in 2031.

         During 1993, Celestial adopted an incentive and non-qualified stock option plan that provided for the granting of awards for up to 331,430 shares of Celestial's common stock. Options granted at the time of Celestial's initial public offering in 1993 vested over one year and five year periods. Options granted subsequent to Celestial's initial public offering generally vested over a five-year period. Options expire ten years from the grant date. During 1995, Celestial approved an increase in the number of awards that may be granted to 569,250 shares and in 1998 Celestial approved a further increase of up to 1,581,250 shares which may be granted under the plan. Effective May 30, 2000, no further grants are available under this plan.

         In 1993, Celestial granted options to purchase 25,300 shares of Celestial common stock to a director of Celestial. The options vested over a three-year period and expire ten years from the grant date.

         In 1995, Celestial adopted a non-qualified stock option plan for non-employee directors. The plan provides for up to 189,750 shares of Celestial's common stock for issuance upon exercise of options granted to non-employee directors and in lieu of meeting fees paid to non-employee directors. The options vest over a one-year period and expire ten years from the grant date. During 1998, Celestial amended this plan to provide each non-employee director an initial grant of an option to purchase 12,650 shares and an annual grant, commencing in 1999, of an option to purchase 5,060 shares. In addition, non-employee directors may elect to receive their annual retainer in shares of common stock rather than cash. Effective May 30, 2000, no further grants are available under this plan.

         In 1997, Celestial granted options to an executive officer to purchase 417,450 shares of Celestial's common stock. The options were granted in connection with the officer's employment agreement, initially vested over a five-year period, are exercisable at $10.75 per share and expire ten years from the grant date.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee stock purchase plan:

         Under Celestial's Employee Stock Purchase Plan (the "Plan") Celestial is authorized to issue up to 66,286 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase Celestial's common stock. The purchase price of the stock is 85 percent of the lower of the market price at the beginning or end of each six month participation period. Approximately 30 percent of eligible employees have participated in the Plan in the last three years. Under the Plan, Celestial has sold approximately 10,000 shares for each of the three years ended June 30, 2000.

Accounting For Stock Issued to Employees:

         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro-forma information regarding net income(loss) and net income(loss) per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free interest rates ranging from 4.78% to 6.77%; no dividend yield; volatility factors of the expected market price of the Company's Common Stock of approximately 90% for fiscal 2000, 57% for fiscal 1999 and 40% for fiscal 1998; and a weighted-average expected life of the options of five years at June 30, 2000, 1999 and 1998.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                       2000          1999        1998
                                      ------        ------      -------
Pro forma net income(loss)         $ (23,033)     $  2,897     $  7,780
Pro forma diluted net
income (loss) per share            $    (.82)     $    .11     $    .34

         The SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

         A summary of the transactions pursuant to the Company's stock option plans for the three years ended June 30, 1999 follows:



                            2000                1999               1998
                     ---------------       ---------------    -----------------
                                 Weighted           Weighted            Weighted
                                 Average            Average             Average
                                 Exercise           Exercise            Exercise
                     Options      Price   Options    Price    Options    Price
                     -------     -------  -------   -------   -------   ------
Outstanding at
beginning of year  4,076,088    $ 11.83  3,042,210  $  7.80   2,811,369 $  6.00
Granted              632,710      23.05  1,630,493    18.02     730,863   13.21
Exercised          (572,442)      15.03  (459,592)     5.56   (399,299)    5.00
Terminated         (139,250)      18.63  (137,023)    16.78   (100,723)    7.83
                  ---------     ------- ---------   -------  ---------  -------
Outstanding at
end of             3,997,106    $ 12.91  4,076,088  $ 11.83   3,042,210  $ 7.80
                   =========    =======  =========  =======   =========  ======

Exercisable at
end of year        3,553,964             2,831,522            1,992,870
                   =========             =========            =========

Weighted average
fair value of
options granted
during year        $   15.23             $    7.92            $    4.01
                   =========             =========            =========

    The following table summarizes information for stock options outstanding at June 30, 2000:

                                                        Weighted Average
                                                      Remaining Contractual
        Exercise          Options        Options        Life In Years of
          Price         Outstanding    Exercisable     Options Exercisable

     $2.94 -  4.83      1,027,400      1,027,400            4.75
              4.93        241,944        241,944           31.00
      7.59 - 13.00        806,819        787,569            6.47
     15.50 - 17.63        829,112        788,862            8.62
     18.00 - 19.69        528,295        509,320            8.46
     20.00 - 23.63        387,112         95,495            9.34
     24.25 - 33.50        176,424        103,374            9.08
                       ----------     ----------
                        3,997,106      3,553,964
                       ==========     ==========

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of Common Stock reserved for future issuance as of June 30, 2000 are as follows:

Stock options                           9,623,347
Warrants                                  576,864
Employee stock purchase plan               23,726
Convertible promissory notes                4,656
                                      -----------
                                       10,228,593

13.      LEASES:

         The Company's corporate headquarters are located in leased office space in Uniondale, New York, under a lease which expires in October 2003. In addition, the Company leases manufacturing and warehouse space under leases which expire through fiscal 2007. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

         The aggregate minimum future lease payments for these operating leases at June 30, 2000 are as follows:


         Year Ending
          June 30
            2001         $   4,107
            2002             3,586
            2003             3,202
            2004             2,527
            2005             1,275
         Thereafter          2,847
                         ---------
                         $  17,544

         Rent expense charged to operations for the years ended June 30, 2000, 1999 and 1998 was approximately $3,217, $1,823 and $875, respectively.

14.      DEFINED CONTRIBUTION PLANS

         The Company has a 401(k) Employee Retirement Plan ("Plan") to provide retirement benefits for eligible employees. All full-time employees of the Company and its subsidiaries who have attained the age of 21 are eligible to participate upon completion of 30 days of service. The subsidiaries of NNG and Arrowhead Mills each have their own separate 401 (k)employee retirement plan. The Arrowhead Mills plan rolled into the Company's Plan during the year ended June 2000. Employees within those subsidiaries, who meet their respective eligibility requirements, may participate in those plans. The Company's Celestial Seasonings subsidiary has a contributory thrift plan. Each year, based on the achievement of certain targeted operating results, the Company can contribute to the plan an amount equal to 1% to 2.5% of thriftable wages. In addition, the Company matches a portion (currently 50%) of participant contributions up to the limits provided under the plan. Participants may elect to make voluntary contributions to the Plan in amounts not exceeding federal guidelines. On an annual basis, the Company may, in its sole discretion, make certain matching contributions. For the years ended June 30, 2000, 1999 and 1998, the Company made contributions to the Plans of $464, $603 and $371, respectively.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      LITIGATION:

   On May 5, 1995, a purported stockholder of Celestial filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et al., in the United States District Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to Celestial, the complaint named as defendants certain of Celestial's then present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired Celestial's common stock from July 12, 1993 through May 18, 1994, sought money damages from Celestial and the other defendants for the class in the amount of their loss on their investment in Celestial's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

   On November 6, 1995, the federal district court granted a motion by Celestial and the other defendants to dismiss the case. On September 5, 1997, however, the court of appeals reversed the decision of the district court and returned the case to the district court for further proceedings. The case was certified as a class action.

         On November 4, 1999, Celestial reached a settlement with the plaintiff, which resulted in a pre-tax charge of $1.2 million during Celestial's fourth quarter of its fiscal year ending 1999. The settlement was subject to a completion of a definitive settlement stipulation to be filed in the district court and court approval of the settlement. On April 25, 2000, the settlement was approved by the courts. The settlement has become final. The Company does not expect any additional shareholder lawsuits related to this matter.

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

16.      RELATED PARTY TRANSACTIONS

         During 1998, the Company, pursuant to an employment agreement, provided a key employee with an interest free loan of $280,000 associated with the employee's relocation. The loan was payable upon the earlier of the sale of, the employee's former home, or five months. The loan was paid in full in 1999.

         During 1999, a former executive officer of Celestial borrowed approximately $3.0 million in connection with the purchase and construction of certain real estate. Celestial guaranteed the repayment of up to $1.0 million of the loan, plus all interest, lender's costs, expenses and attorney's fees incurred in connection with any future collection of the loan. The guaranty terminated on September 22, 2000.

         During 1999, the Company, pursuant to an employment agreement, provided a key employee with a loan of approximately $126,000 associated with the employee's relocation. The loan was payable upon the sale of the employee's former home. The loan was paid in full in 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure.

                                    PART III
Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 5, 2000, at which meeting the stockholders will vote upon election of the directors. This information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                     PART IV
Item 14.          Exhibits, Financial Statement Schedule, and Reports on
                  Form 8-K.

(a) (1)                    List of Financial statements

         Consolidated Balance Sheets - June 30, 2000 and 1999

         Consolidated Statements of Operations - Years ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - Years ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity - Years ended June 30, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

   (2)                     List of Financial Statement Schedule

         Valuation and Qualifying Accounts (Schedule II)

   (3)                     List of Exhibits

         Exhibit 21 - Subsidiaries of Registrant

         Exhibit 23 -  Consent of Independent Auditors - Ernst & Young LLP

         Exhibit 23.1 - Consent of Independent Auditors -
                        Deloitte & Touche LLP

         Exhibit 23.2 - Independent Auditors Report for Financial
                        Statement Schedule - Deloitte & Touche

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


            Column A                 Column B                 Column C           Column D    Column E
                                                              Additions
                                   Balance at       Charged to   Charged to other            Balance at
                                   beginning        costs and      accounts -    Deductions    end of
                                   of period         expenses        describe     describe     period
----------------------------------------------------------------------------------------------------------
Year Ended June 30, 2000
 Deducted from asset accounts:
 Allowance for doubtful accounts      $  1,287      $   432       $   100 (1)   $   890 (2)    $   929
Year Ended June 30, 1999
 Deducted from asset accounts:
  Allowance for doubtful accounts     $    859      $   313       $   316 (1)   $   201 (2)    $ 1,287
Year Ended June 30, 1998
 Deducted from asset accounts:
  Allowance for doubtful accounts     $    430      $   468       $    94 (1)   $   133 (2)    $   859



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

THE HAIN CELESTIAL GROUP, INC.

By:     /s/ Irwin D. Simon
        --------------------------------
        Irwin D. Simon
        Chairman of the Board, President and Chief Executive Officer

Date: September 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature              Title                        Date

/s/ Irwin D. Simon      President, Chief           September 28, 2000
----------------------
Irwin D. Simon          Executive Officer
                        and Chairman of the
                        Board of Directors

/s/ Mo Siegel           Vice Chairman of the       September 28, 2000
----------------------
Mo Siegel               Board of Directors

/s/ Gary M. Jacobs      Chief Financial Officer    September 28, 2000
----------------------
Gary M. Jacobs

/s/ Andrew Heyer        Director                   September 28, 2000
----------------------
Andrew R. Heyer

/s/ Kenneth Daley       Director                   September 28, 2000
----------------------
Kenneth Daley

/s/ Beth L. Bronner     Director                   September 28, 2000
----------------------
Beth L. Bronner

/s/ Jack Futterman      Director                   September 28, 2000
----------------------
Jack Futterman

/s/ James Gold          Director                   September 28, 2000
----------------------
James S. Gold

/s/ Joseph Jimenez      Director                   September 28, 2000
----------------------
Joseph Jimenez

/s/ Nigel Clare         Director                   September 28, 2000
----------------------
Nigel Clare

/s/ Marina Hahn         Director                   September 28, 2000
----------------------
Marina Hahn

/s/ Gregg Ostrander     Director                   September 28, 2000
----------------------
Gregg Ostrander

Exhibit 21



                                      Jurisdiction of
          Subsidiary                   Incorporation

Celestial Seasonings, Inc.              Delaware
Natural Nutrition Group, Inc.           Delaware
Health Valley Company                   California
Arrowhead Mills, Inc.                   Delaware
AMI Operating, Inc.                     Texas
DeBoles Nutritional Foods, Inc.         New York
Hain Pure Food Co., Inc.                California
Kineret Foods Corporation               New York
Westbrae Natural, Inc.                  Delaware
Westbrae Natural Foods, Inc.            California
Little Bear Organic Foods, Inc.         California
Dana Alexander, Inc.                    New York

Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-33828), Post-Effective Amendment No. 1 to the Registration Statement (Form S-4 on Form S-8 No. 333-33830) and Post-Effective Amendment No. 1 to the Registration Statement (Form S-8 No. 333-38915) pertaining to The Hain Celestial Group, Inc. 1994 Long Term Incentive and Stock Award Plan, and the Registration Statements (Form S-3 Nos. 333-59761 and 333-77137) of The Hain Celestial Group, Inc. and in the related Prospectus of our report dated September 13, 2000, with respect to the consolidated financial statements and schedule of The Hain Celestial Group, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended June 30, 2000.


                                            /s/ Ernst & Young LLP




Melville, New York
September 27, 2000

Exhibit 23.1






Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-33828), Post-Effective Amendment No. 1 to the Registration Statement (Form S-4 on Form S-8 No. 333-33830) and Post-Effective Amendment No. 1 to the Registration Statement (Form S-8 No. 333-38915) pertaining to The Hain Celestial Group, Inc. 1994 Long Term Incentive and Stock Award Plan, and the Registration Statements (Form S-3 Nos. 333-59761 and 333-77137) of The Hain Celestial Group, Inc. and in the related Prospectus of our report dated November 3, 1999, with respect to the consolidated financial statements of Celestial Seasonings, Inc. (none of which are included in this Annual Report (Form 10-k)) for the year ended September 30, 1999.

                                            /s/ Deloitte & Touche LLP




Denver, Colorado
September 27, 2000

Exhibit 23.2



                           INDEPENDENT AUDITORS REPORT

To the Stockholders and Board of Directors of Celestial Seasonings, Inc.:



     We have audited the consolidated financial statements and schedule of Celestial Seasonings, Inc. and subsidiaries (the "Company") as of September 30, 1999 and for each of the two years in the period ended September 30, 1999 and have issued our reports thereon dated November 3, 1999. Our audits also included the consolidated financial statement schedule (which is not presented herein) of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


/s/ Deloitte & Touche LLP
Denver, Colorado
November 3, 1999