Form 10-Q
period 2000-09-30
HAIN CELESTIAL GROUP INC
filed 2000-11-14
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended: 09/30/00        Commission file number: 0-22818
                                --------                                -------



                         THE HAIN CELESTIAL GROUP, INC.
                         ------------------------------

             (Exact name of registrant as specified in its charter)


              Delaware                                    22-3240619
-------------------------------                     ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


     50 Charles Lindbergh Boulevard, Uniondale, New York          11553
   -----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:   (516) 237-6200
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


32,987,159 shares of Common Stock $.01 par value, as of November 10, 2000.

                         THE HAIN CELESTIAL GROUP, INC.
                                      INDEX


                                                                          Page
Part I               Financial Information

Item 1.              Financial Statements

            Consolidated Balance Sheets - September 30, 2000
            (unaudited) and June 30, 2000                                  2

            Consolidated Statements of Operations - Three months
            ended September 30, 2000 and 1999 (unaudited)                  3

            Consolidated Statements of Cash Flows - Three months
            ended September 30, 2000 and 1999 (unaudited)                  4

            Consolidated Statement of Stockholders' Equity -
            Three months ended September 30, 2000 (unaudited)              5

            Notes to Consolidated Financial Statements                 6 to 9


Item 2.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10 to 12


Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                              12

Part II              Other Information

            Items 1 and 3 to 5 are not applicable

            Item 2 - Change in Securities                                  13

            Item 6 - Exhibits and Reports on Form 8-K                      13

            Signatures                                                     14

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)


                                                          September 30,          June 30,
                                                              2000                2000
                                                        -----------------     ---------------
                                   ASSETS                  (Unaudited)            (Note)
Current assets:
Cash                                                            $ 49,476            $ 38,308
Accounts receivable, less allowance for doubtful                  46,391              36,120
  accounts of $1,049 and $929
Inventories                                                       49,835              48,139
Recoverable income taxes                                           3,504               7,982
Deferred income taxes                                              8,724               8,724
Other current assets                                               3,990               3,611
                                                        -----------------     ---------------
Total current assets                                             161,920             142,884

Property, plant and equipment, net of accumulated                 39,089              39,340
  depreciation and amortization of $20,953 and $19,471
Goodwill, net of accumulated amortization of $14,367             186,954             188,212
  and $13,109
Trademarks and other intangible assets, net of                    39,018              39,086
  accumulated amortization of $5,897 and $5,594
Deferred financing costs, net of accumulated                         236                 238
  amortization of $330 and $328
Other assets                                                       6,262               6,257
                                                        -----------------     ---------------
Total assets                                                   $ 433,479           $ 416,017
                                                        =================     ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                           $ 46,577            $ 43,039
Accrued merger related charges                                     8,339               9,414
Current portion of long-term debt                                    711                 681
                                                        -----------------     ---------------
Total current liabilities                                         55,627              53,134

Long-term debt, less current portion                               5,497               5,622
Deferred income taxes                                              5,537               5,537
                                                        -----------------     ---------------

Total liabilities                                                 66,661              64,293

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000                 -                   -
  shares, no shares issued
Common stock - $.01 par value, authorized 100,000,000                330                 321
  shares, issued 32,969,068 and 32,147,261 shares
Additional paid-in capital                                       335,321             326,641
Retained earnings                                                 31,442              25,037
                                                        -----------------     ---------------
                                                                 367,093             351,999
Less: 100,000 shares of treasury stock, at cost                     (275)               (275)
                                                        -----------------     ---------------
                                                        -----------------
Total stockholders' equity                                       366,818             351,724
                                                        -----------------     ---------------

Total liabilities and stockholders' equity                     $ 433,479           $ 416,017
                                                        =================     ===============


Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date.

See notes to consoldiated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                      Three Months Ended September 30,
                                                      --------------------------------
                                                           2000            1999
                                                       ------------- --------------
                                                                  (Unaudited)

Net Sales                                                   $  93,653      $ 87,940
Cost of sales                                                  53,245        54,609
                                                         ------------- -------------
Gross profit                                                   40,408        33,331

Selling, general & administrative expenses                     27,285        31,116
Merger costs                                                    1,032             -
Amortization of goodwill and other intangible assets            1,574         1,570
                                                         ------------- -------------

Operating income                                               10,517           645

Other income, net                                                 597             -
Interest and financing costs                                      (71)       (2,945)
                                                         ------------- -------------

Income (loss) before income taxes and                          11,043        (2,300)
  cumulative change in accounting principle
Provision/(benefit) for income taxes                            4,638        (1,088)
                                                         ------------- -------------

Income (loss) before cumulative change in                       6,405        (1,212)
   accounting principle

Cumulative change in accounting principle, net of                   -        (3,754)
  income tax benefit of $2,547
                                                         ------------- -------------
Net income (loss)                                             $ 6,405      $ (4,966)
                                                         ============= =============

Basic earnings per common share:
Income (loss) before cumulative change in                      $ 0.20       $ (0.05)
  accounting principle
  Cumulative change in accounting principle                         -         (0.15)
                                                         ------------- -------------

Net income (loss)                                              $ 0.20       $ (0.20)
                                                         ============= =============

Diluted earnings per common share:
Income (loss) before cumulative change in                      $ 0.19       $ (0.05)
  accounting principle
Cumulative change in accounting principle                           -         (0.15)
                                                         ------------- -------------

Net income (loss)                                              $ 0.19       $ (0.20)
                                                         ============= =============

Weigted average common shares outstanding:
Basic                                                          32,095        24,873
                                                         ============= =============

Diluted                                                        34,019        24,873
                                                         ============= =============


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                               Three Months Ended September 30,
                                                             ------------------------------------
                                                                      2000           1999
                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES                                      (Unaudited)

Net income (loss)                                                  $ 6,405         $ (4,966)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
Cumulative change in accounting principle                                -            3,754
Depreciation and amortization of property and equipment              1,495            1,200
Amortization of goodwill and other intangible assets                 1,574            1,570
Amorization of deferred financing costs                                  2              208
Provision for doubtful accounts                                        120              185
Deferred income taxes                                                    -           (3,477)
Other                                                                   12               12
Increase (decrease) in cash attributable to changes in
  assets and liabilities, net of amounts applicable to
  acquired businesses:
Accounts receivable                                                (10,391)          (5,941)
Inventories                                                         (1,696)           6,587
Other current assets                                                  (379)             (53)
Other assets                                                           (18)            (810)
Accounts payable and accrued expenses                                2,313            2,226
Recoverable taxes, net of income tax payable                         4,478            1,569
                                                              -------------   --------------

Net cash provided by operating activities                            3,915            2,064
                                                              -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses                                               -           (4,625)
Purchases of property and equipment and other                       (1,329)          (4,624)
  intangible assets
Proceeds from sale of assets                                             -              212
                                                              -------------   --------------

Net cash used in investing activities                               (1,329)          (9,037)
                                                              -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)/proceeds from bank revolving credit facility, net           -            4,665
Repayment of term loan facilities                                        -          (78,300)
Payments on economic development revenue bonds                         (66)             (75)
Costs in connection with bank financing                                  -               (7)
Proceeds from private equity offering, net of expenses                   -           80,589
Proceeds from exercise of warrants and options, net of               8,677              641
  related expenses
Payment of other long-term debt and other liabilities                  (29)             (86)
                                                              -------------   --------------

Net cash provided by financing activities                            8,582            7,427
                                                              -------------   --------------

Net increase in cash and cash equivalents                           11,168              454
Cash and cash equivalents at beginning of period                    38,308              712
                                                              -------------   --------------

Cash and cash equivalents at end of period                        $ 49,476          $ 1,166
                                                              =============   ==============

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands, except per share and share data)

                                       Common Stock
                              ---------------------------------
                                                               Additional                   Treasury Stock
                                                  Amount        Paid-in     Retained   -----------------------
                                 Shares           at $.01       Capital     Earnings     Shares     Amount      Total
                              ------------------------------------------------------------------------------------------


Balance as June 30, 2000          32,147,261     $ 321      $ 326,641       $ 25,037     100,000   $ (275)    $ 351,724

Exercise of common stock               3,500                       11                                                11
 warrants, net of related
 expenses

Exercise of stock options            818,307         9          8,657                                             8,666

Non-cash compensation charge                                       12                                                12

Net income for the period                                                      6,405                              6,405
                              ------------------------------------------------------------------------------------------

Balance at September 30, 2000     32,969,068     $ 330      $ 335,321       $ 31,442     100,000   $ (275)    $ 366,818
                              ==========================================================================================


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       GENERAL:

         The Hain Celestial Group, Inc. (formerly known as The Hain Food Group, Inc. or "Hain"), headquartered in Uniondale, NY, is a natural, specialty and snack food company. The Company is a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings (R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin(R), Terra Chips(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

         The Company and its subsidiaries operate in one business segment: the sale of natural, organic and other food and beverage products. Since fiscal 2000, approximately 55% of the Company's revenues were derived from products which are manufactured within its own facilities with 45% produced by various co-packers. There are no co-packers who manufactured 10% or more of the Company's products.

         Certain reclassifications have been made in the consolidated financial statements to conform to current year's presentation.

2.       BASIS OF PRESENTATION:

         All amounts in the consolidated financial statements have been rounded to the nearest thousand dollars, except share and per share amounts.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 2000 and for the year then ended included in the Company's Annual Report on Form 10-K for information not included in these condensed footnotes.

3.       Celestial Merger

         On May 30, 2000, Hain completed a merger (the "Merger") with Celestial Seasonings, Inc. ("Celestial") by issuing 10.3 million shares of Hain common stock in exchange for all of the outstanding common stock of Celestial. Each share of Celestial common stock was exchanged for 1.265 shares of Hain common stock. In addition, Hain assumed all Celestial stock options previously granted by Celestial. As part of the Merger, Hain changed its name to The Hain Celestial Group, Inc.. Celestial, the common stock of which was previously publicly traded, is the market leader in speciality teas.

         The Merger was accounted for as a pooling-of-interests and, accordingly, all prior period consolidated financial statements of Hain have been restated to include the results of operations, financial position and cash flows of Celestial. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis.

         During the three months ended September 30, 2000, the Company incurred $1 million of merger related employee costs.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the fourth quarter of fiscal 2000, the Company approved a plan to streamline and restructure certain non-core businesses and consolidate warehouses and information systems within the Company's distribution and operating network which resulted in a pre-tax charge of $3.7 million. At June 30, 2000 the Company had accrued approximately $2 million of future costs associated with this restructuring charge. During the three months ended September 30, 2000, approximately $.2 million was charged to the accrual, bringing the remaining balance to $1.8 million which has been included in accounts payable and accrued expenses on the Consolidated Balance Sheet at September 30, 2000.

         In addition, during the three months ended September 30, 1999, Celestial decided to cease production of its 30-count supplements product line and focus it efforts on its 60-count product line. In conjunction with the discontinuance of the 30-count products, Celestial decided to offer a return program to its customers. Accordingly, Celestial reversed sales ($5.1 million) and recorded additional cost of sales ($4.0 million) for the estimated 30-count products still with customers and an estimated write-down of inventory on hand and expected to be returned.

         Additionally in September 1999, Celestial entered into a settlement agreement relating to a shareholder lawsuit resulting in a one-time charge of $1.2 million which has been included in selling, general and administrative expenses.

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

6.       INVENTORIES:

         Inventories consist of the following:

                                        September 30, 2000   June 30, 2000
                                        ------------------   -------------

         Finished goods                     $   29,205        $   28,730
         Raw materials and packaging            20,630            19,409
                                            ----------        ----------
                                            $   49,835        $   48,139
                                            ==========        ==========

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following:


                              September 30,       June 30,
                                     2000            2000
                                  ---------        ------
Land                             $    6,049     $    6,049
Building and improvements            10,583         10,579
Machinery & equipment                33,628         33,890
Assets held for sale                      -            197
Furniture and fixtures                2,585          2,580
Leasehold improvements                5,115          5,014
Construction in progress              2,082            502
                                 ----------      ---------
                                     60,042         58,811
Less:
Accumulated depreciation and
  amortization                       20,953         19,471
                                 ----------      ---------
                                 $   39,089      $  39,340
                                 ==========      =========

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8.       EARNINGS PER SHARE:

The Company reports basic and diluted earnings per share in accordance with FASB Statement No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share includes all dilutive common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128:


                                                   Three Months Ended
                                                      September 30
                                                     --------------
                                                2000                 1999
                                             ----------           ---------
Numerator:
Numerator for basic and diluted
 earnings (loss) per share -
Income (loss) before cumulative change in
  accounting principle                        $   6,405           $  (1,212)
 Cumulative change in accounting principle        -                  (3,754)
                                              ---------           ---------

Net income (loss)                             $   6,405           $  (4,966)
                                              =========           =========
Denominator:
Denominator for basic earnings (loss) per
  share -  weighted average shares
  outstanding during the period                  32,095               24,873
                                              ---------            ---------
Effect of dilutive securities (a):

Stock options                                     1,649                -
Warrants                                            275                -
                                              ---------            ---------
                                                  1,924                -
                                              ---------            ---------
Denominator for diluted earnings (loss)
  per share - adjusted weighted average
  shares and assumed conversions                 34,019               24,873
                                              =========            =========
Basic earnings (loss) per share:
 Income (loss) before cumulative change in
   accounting principle                       $    0.20           $   (0.05)
 Cumulative change in accounting principle        -                   (0.15)
                                              ---------           ---------
 Net income (loss)                            $    0.20           $   (0.20)
                                              =========           =========
Diluted earnings (loss) per share:
 Income (loss) before cumulative change in
  accounting principle                        $    0.19           $   (0.05)
 Cumulative change in accounting principle        -                   (0.15)
                                              ---------           ---------
 Net income (loss)                            $    0.19           $   (0.20)
                                              =========           =========


(a) As a result of the net loss, the dilutive effects of options and warrants are not shown as the results would be antidilutive.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Three months ended September 30, 2000

         Net sales for the three months ended September 30, 2000 were $93.7 million, an increase of $5.8 million or 6.5% over net sales of $87.9 million in the quarter ended September 30, 1999. In the September 1999 period, Celestial recorded sales returns of $5.1 million related to the returns of its 30-count supplements product line.

         Gross profit for the three months ended September 30, 2000 increased by approximately $7.1 million to $40.4 million (43.1% of net sales) as compared to $33.3 million (37.9% of net sales) in the corresponding 1999 period. The increase in gross profit dollars was a direct result of the increased sales level in 2000 along with reductions in gross profit dollars of $4 million in the September 30, 1999 period resulting also from the inventory write-down Celestial recorded related to its 30-count supplement line. Gross profit percentage decreased 2.5% (exclusive of the supplement sales returns and inventory write-downs in the 1999 period) primarily from higher costs associated with the Health Valley brand as a result of intensive preparations for a potential labor action at the Health Valley plant, previously discussed in the Company's Form 10-K which the Company continues to work to resolve, the mix of products sold and additional warehousing and freight costs, principally due to the opening of the new Ontario, California distribution center and fuel surcharges.

         Selling, general and administrative expenses decreased by $3.8 million to $27.3 million for the three months ended September 30, 2000 as compared to $31.1 million in the September 30, 1999 quarter. Such expenses as a percentage of net sales amounted to 29.1% for the three months ended September 30, 2000 compared with 35.4% in the September 30, 1999 quarter. The dollar decrease is a combination of $1 million of synergies realized in the September 2000 period resulting from the Celestial merger, a $1.2 million nonrecurring charge incurred in the September 1999 period as a result of a shareholder lawsuit settled by Celestial and $1 million of lower other selling, general and administrative expense components. To date, a substantial portion of synergies from the Celestial merger have been identified and it is expected that the integration process will be substantially completed by the end of fiscal 2001.

         Merger related charges amounted to $1 million for the three months ended September 30, 2000. There were no merger related charges in the corresponding period. Merger related charges incurred relate to certain employee costs associated with the Celestial merger.

         Amortization of goodwill and other intangible assets was both $1.6 million for the September 2000 and 1999 periods. Amortization expense in total amounted to 1.7% and 1.8% of net sales for the three months ended September 30, 2000 and 1999, respectively.

         Operating income increased by $9.9 million compared to the 1999 period. Operating income as a percentage of net sales amounted to 11.2%, compared with
 .7% in the September 1999 quarter. The dollar and percentage increase resulted principally from higher gross profit, lower selling, general, administrative and amortization expenses, offset by higher merger related costs.

         Interest and other income amounted to $.6 million for the three months ended September 30, 2000 compared with no other income in the corresponding period. This increase is a direct result of the interest earned on the increased cash balance of $49.5 million at September 30, 2000.

         Interest and financing costs for the three months ended September 30, 2000 amounted to approximately $.07 million, compared to $2.9 million in the 1999 period. This decrease is a result of significantly reduced debt levels ($6.2 million outstanding at September 30, 2000 compared with $65.9 million at September 30, 1999). The average interest rate was 5.5% in the September 2000 period compared with approximately 8.5% in the September 1999 period.

         Income (loss) before income taxes and cumulative change in accounting principle for the three months ended September 30, 2000 increased to $11 million (11.7% of net sales) from a $2.3 million pretax loss in the corresponding 1999 period. This $13.3 million improvement in profitability was attributable to the aforementioned increase in operating income, as well as the other income generated.

         Income taxes increased to $4.6 million for the three months ended September 30, 2000 compared to a $1.1 million income tax benefit in the corresponding 1999 period. The effective tax rate was 42% in the 2000 period compared with a tax benefit of 47.3% in the corresponding 1999 period. The tax benefit in 1999 was a result of the loss for the period and additional tax deductions generated from Celestial's contributions of its 30-count supplements to a qualified organization. The Company expects its pre-tax earnings will be taxed at a 42% effective rate for the remainder of this fiscal year.

         Income (loss) before cumulative change in accounting principle for the three months ended September 30, 2000 increased to $6.4 million (6.8% of net sales) from a loss of $1.2 million in the corresponding 1999 period. This $7.6 million improvement in earnings was primarily attributable to the aforementioned increase in income before income taxes and cumulative change in accounting principle.

Change in Accounting Principle:

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 was effective beginning on July 1, 1999, and required that start-up costs capitalized prior to such date be written-off as a cumulative effect of an accounting change as of July 1, 1999. Any future start-up costs are being expensed as incurred. Start up activities are broadly defined as those one time activities related to introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing some new operation. In accordance with SOP 98-5, the Company recorded a one-time non-cash charge in the first quarter of fiscal 2000 reflecting the cumulative effect of a change in accounting principle, in the amount of $3.8 million, net of tax benefit, representing such start-up costs capitalized as of the beginning of fiscal year 2000.

Liquidity and Capital Resources

     The Company requires liquidity for working capital needs and debt service requirements.

     The Company had working  capital and a current ratio of $106.3  million and
2.91 to 1, respectively, at September 30, 2000 as compared to $89.8 million and

2.69 to 1, respectively, at June 30, 2000. The increase in working capital and the current ratio is primarily attributable to cash flows from operations and financing activities. The cash flow from financing activities is attributable to the exercise of stock options and warrants during the first quarter of fiscal 2000.

         The Company believes that its cash on hand of $49.5 million at September 30, 2000, as well as cash flows from operations are sufficient to fund its working capital needs, anticipated capital expenditures, other operating expenses, as well as provide liquidity to pay down the remaining merger related and restructuring accruals (aggregating approximately $8.4 million of accrued merger costs and $1.8 million of restructuring accruals) existing at September 30, 2000 for the remainder of fiscal 2001. Of the $10.2 million of these accruals, approximately $9 will be utilized during the remainder of fiscal 2001. The Company is currently investing its cash on hand in highly liquid short-term investments yielding approximately 6% interest.

In addition, in July 2000, the Company entered into a short-term revolving credit facility with a bank providing the Company with $50 million of revolving credit to fund operations. No borrowings existed on this facility at September 30, 2000 nor as at November 10, 2000.

Seasonality

         Sales of food and beverage products consumed generally decline to some degree during the Summer months (the first quarter of the Company's fiscal year). However, the Company believes that such seasonality has a limited effect on operations.

Inflation

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Note Regarding Forward Looking Information

         Certain statements contained in this Quarterly Report constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act and Sections 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among others, the following: general economic and business conditions, the ability of the Company to implement its business and acquisition strategy; the ability to effectively integrate its acquisitions; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel, and changes in, or the failure to comply with governments regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into market risk sensitive transactions required to be disclosed under this item.

Part II - OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

As previously disclosed in the Company's filings on September 27, 1999, the Company announced that it had entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally. In connection with the alliance, the Company issued 2,837,343 shares of its common stock, par value $.01 per share to a wholly-owned subsidiary of Heinz, for an aggregate purchase price of $82,383,843 under a Securities Purchase Agreement dated September 24, 1999 between the Company and the Heinz Subsidiary. In addition, as part of the consideration paid by the Company to the Heinz Subsidiary in connection with the Company's acquisition of the Earth's Best trademarks, the Company issued 670,234 shares of its common stock to Earth's Best.

On June 19, 2000, the Heinz Subsidiary executed its preemptive right under the aforementioned Security Purchase Agreement to purchase additional shares of the Company's common stock. The Company issued 2,582,774 additional shares to the Heinz Subsidiary for an aggregate purchase price of $79,743,147.

The issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of Securities Act for transactions by an issuer not involving any public offering.


Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1              Form of Change In Control Agreement

         10.2              Employment Agreement for Chief Executive Officer

         27.1 Financial Data Schedule for the three months ended September 30, 2000

         27.2 Financial Data Schedule for the three months ended September 30, 1999 (restated)


(b)      Reports on Form 8-K

         On September 19, 2000, the Company filed a report on Form 8-K whereby the Company announced earnings for the fiscal quarter and fiscal year ended June 30, 2000.

         In accordance with Rules 100(a) and 101(e) of Regulation FD under the Securities Exchange Act of 1934, the Company hosted a conference call regarding its results for the fiscal quarter and fiscal year ended June 30, 2000 at 8:30 a.m. EST on September 19, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE HAIN CELESTIAL GROUP, INC.



Date:     November 14, 2000        /s/ Irwin D. Simon
                                   -----------------------------
                                   Irwin D. Simon,
                                   President and Chief
                                   Executive Officer







Date:     November 14, 2000        /s/ Gary M. Jacobs
                                   -----------------------------
                                   Gary M. Jacobs,
                                   Executive Vice President, Finance
                                   and Chief Financial Officer