Form 10-Q
period 2000-12-31
HAIN CELESTIAL GROUP INC
filed 2001-02-13
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended: 12/31/00         Commission file number: 0-22818
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


33,222,527 shares of Common Stock $.01 par value, as of February 12, 2001.

                         THE HAIN CELESTIAL GROUP, INC.
                                      INDEX


                                                                            Page
Part I              Financial Information

Item 1.             Financial Statements

           Consolidated Balance Sheets - December 31, 2000
           (unaudited) and June 30, 2000                                      2

           Consolidated Statements of Income - Three months and
           six months ended December 31, 2000 and 1999 (unaudited)            3

           Consolidated Statements of Cash Flows - Six months
           ended December 31, 2000 and 1999 (unaudited)                       4

           Consolidated Statement of Stockholders' Equity -
           Six months ended December 31, 2000 (unaudited)                     5

           Notes to Consolidated Financial Statements                    6 to 9


Item 2.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            10 to 14


Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                                 14

Part II             Other Information

           Items 1, 3 and 5 are not applicable

           Item 2 - Change in Securities and Use of Proceeds                 14

           Item 4 - Submission of Matters to a Vote
                             of Securities Holders                           15

           Item 6 - Exhibits and Reports on Form 8-K                         15

           Signatures                                                        16

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
                                                        December 31,   June 30,
                                                            2000        2000
                                                       -------------  ---------
                           ASSETS                       (Unaudited)     (Note)
Current assets:
Cash                                                      $ 47,291     $ 38,308
Accounts receivable, less allowance for doubtful            52,477       36,120
  accounts of $988 and $929
Inventories                                                 48,048       48,139
Recoverable income taxes                                         -        7,982
Deferred income taxes                                        8,724        8,724
Other current assets                                         4,041        3,611
                                                        -----------  -----------
Total current assets                                       160,581      142,884

Property, plant and equipment, net of accumulated           43,492       39,340
  depreciation and amortization of $22,269 and $19,471
Goodwill, net of accumulated amortization of $15,625       185,695      188,212
  and $13,109
Trademarks and other intangible assets, net of              38,750       39,086
  accumulated amortization of $6,182 and $5,594
Deferred financing costs, net of accumulated                   417          238
  amortization of $337 and $328
Other assets                                                 6,291        6,257
                                                        -----------  -----------
Total assets                                             $ 435,226    $ 416,017
                                                        ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                     $ 36,896     $ 43,039
Income taxes payable, net                                    4,969            -
Accrued merger related charges                               2,301        9,414
Current portion of long-term debt                              857          681
                                                        -----------  -----------
Total current liabilities                                   45,023       53,134

Long-term debt, less current portion                         5,221        5,622
Deferred income taxes                                        5,537        5,537
                                                        -----------  -----------
Total liabilities                                           55,781       64,293

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000           -            -
  shares, no shares issued
Common stock - $.01 par value, authorized 100,000,000          333          321
  shares, issued 33,256,427 and 32,147,261 shares
Additional paid-in capital                                 337,679      326,641
Retained earnings                                           41,708       25,037
                                                        -----------  -----------
                                                           379,720      351,999
Less: 100,000 shares of treasury stock, at cost               (275)        (275)
                                                        -----------  -----------
Total stockholders' equity                                 379,445      351,724
                                                        -----------  -----------
Total liabilities and stockholders' equity               $ 435,226    $ 416,017
                                                        ===========  ===========


Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                   Three Months Ended December 31,  Six Months Ended December 31,
                                                   -----------------------------   ------------------------------
                                                          2000          1999            2000           1999
                                                       ----------    ---------       ---------       ---------
                                                             (Unaudited)                   (Unaudited)
Net Sales                                              $ 116,025    $116,675       $  209,678     $  204,615
Cost of sales                                             62,297      60,472          115,542        115,081
                                                     ------------   ----------      -----------   ------------
Gross profit                                              53,728      56,203           94,136         89,534

Selling, general & administrative expenses                35,116      39,169           62,401         70,285
Merger costs                                                   -           -            1,032              -
Amortization of goodwill and other intangible assets       1,674       1,727            3,248          3,297
                                                     ------------   ----------      -----------   ------------

Operating income                                          16,938      15,307           27,455         15,952

Other income, net                                            865         753            1,462            753
Interest and financing costs                                (104)     (1,421)            (175)        (4,366)
                                                     ------------   ----------      -----------   ------------

Income before income taxes and                            17,699      14,639           28,742         12,339
  cumulative change in accounting principle
Provision for income taxes                                 7,433       6,138           12,071          5,050
                                                     ------------   ----------      -----------   ------------

Income before cumulative change in                        10,266       8,501           16,671          7,289
   accounting principle

Cumulative change in accounting principle, net of              -           -                -         (3,754)
  income tax benefit of $2,547
                                                     ------------   ----------      -----------   ------------

Net income                                              $ 10,266     $ 8,501         $ 16,671        $ 3,535
                                                     ============   ==========      ===========   ============

Basic earnings per common share:
Income before cumulative change in                        $ 0.31      $ 0.30           $ 0.51         $ 0.27
  accounting principle
  Cumulative change in accounting principle                    -           -                -          (0.14)
                                                     ------------   ----------      -----------   ------------
Net income                                                $ 0.31      $ 0.30           $ 0.51         $ 0.13
                                                     ============   ==========      ===========   ============

Diluted earnings per common share:
Income before cumulative change in                        $ 0.30      $ 0.28           $ 0.49         $ 0.25
  accounting principle
Cumulative change in accounting principle                      -           -                -          (0.13)
                                                     ------------   ----------      -----------   ------------
Net income                                                $ 0.30      $ 0.28           $ 0.49         $ 0.12
                                                     ============   ==========      ===========   ============

Weighted average common shares outstanding:
Basic                                                     33,038      28,613           32,667         26,744
                                                     ============   ==========      ===========   ============
Diluted                                                   34,660      30,472           34,340         28,982
                                                     ============   ==========      ===========   ============

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                 Six Months Ended December 31,
                                                               --------------------------------
                                                                    2000            1999
                                                                 ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                     (Unaudited)

Net income                                                        $ 16,671        $ 3,535
Adjustments to reconcile net income to net cash
  provided by operating activities
Cumulative change in accounting principle                                -          3,754
Depreciation and amortization of property and equipment              2,939          2,535
Amortization of goodwill and other intangible assets                 3,248          3,284
Amortization of deferred financing costs                                 9            415
Provision for doubtful accounts                                        128           (134)
Deferred income taxes                                                    -         (2,593)
Other                                                                   24             23
Increase (decrease) in cash attributable to changes in
  assets and liabilities, net of amounts applicable to
  acquired businesses:
Accounts receivable                                                (16,485)       (10,540)
Inventories                                                             91          1,138
Other current assets                                                  (430)        (1,365)
Other assets                                                          (234)        (1,314)
Accounts payable and accrued expenses                              (12,982)         7,633
Income tax payable, net                                             12,951          4,524
                                                                 ----------    -----------

Net cash provided by operating activities                            5,930         10,895
                                                                 ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses                                               -         (4,625)
Purchases of property and equipment and other                       (7,749)        (6,501)
  intangible assets
Proceeds from sale of assets                                             -            304
                                                                 ----------    -----------

Net cash used in investing activities                               (7,749)       (10,822)
                                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)/proceeds from bank revolving credit facility, net           -          2,705
Repayment of term loan facilities                                        -        (81,759)
Payments on economic development revenue bonds                        (166)          (158)
Costs in connection with bank financing                                  -            (26)
Proceeds from private equity offering, net of expenses                   -         80,589
Proceeds from exercise of warrants and options, net of              11,026          1,078
  related expenses
Payment of other long-term debt and other liabilities                  (58)          (164)
                                                                 ----------    -----------

Net cash provided by financing activities                           10,802          2,265
                                                                 ----------    -----------

Net increase in cash and cash equivalents                            8,983          2,238
Cash and cash equivalents at beginning of period                    38,308            712
                                                                 ----------    -----------

Cash and cash equivalents at end of period                        $ 47,291        $ 3,050
                                                                 ==========    ===========

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
(In thousands, except per share and share data)

                                         Common Stock
                                 ---------------------------  Additional                     Treasury Stock
                                                   Amount      Paid-in       Retained    ---------------------
                                      Shares      at $.01      Capital       Earnings      Shares     Amount      Total
                                 ------------------------------------------------------------------------------------------

Balance as June 30, 2000            32,147,261      $ 321     $ 326,641     $ 25,037      100,000     $ (275)    $ 351,724

Exercise of common stock               114,666          1           918                    14,347       (475)          444
 warrants, net of related
 expenses

Exercise of stock options            1,008,847         11        10,571                                             10,582

Retirement of Treasury Shares          (14,347)                    (475)                  (14,347)       475             -

Non-cash compensation charge                                         24                                                 24

Net income for the period                                                     16,671                                16,671
                                 ------------------------------------------------------------------------------------------
Balance at December 31, 2000        33,256,427      $ 333     $ 337,679     $ 41,708      100,000     $ (275)    $ 379,445
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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 2000 and for the year then ended included in the Company's Annual Report on Form 10-K for information not included in these condensed footnotes.

3.       Celestial Merger

         On May 30, 2000, Hain completed a merger (the "Merger") with Celestial Seasonings, Inc. ("Celestial") by issuing 10.3 million shares of Hain common stock in exchange for all of the outstanding common stock of Celestial. Each share of Celestial common stock was exchanged for 1.265 shares of Hain common stock. In addition, Hain assumed all Celestial stock options previously granted. As part of the Merger, Hain changed its name to The Hain Celestial Group, Inc. Celestial, the common stock of which was previously publicly traded, is the market leader in specialty teas.

         The Merger was accounted for as a pooling-of-interests and, accordingly, all prior period consolidated financial statements of Hain have been restated to include the results of operations, financial position and cash flows of Celestial. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis.

         During the six months ended December 31, 2000, the Company incurred $1 million of Merger related employee costs.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the fourth quarter of fiscal 2000, the Company approved a plan to streamline and restructure certain non-core businesses and consolidate warehouses and information systems within the Company's distribution and operating network which resulted in a pre-tax charge of $3.7 million. At June 30, 2000 the Company had accrued approximately $2 million of future costs associated with this restructuring charge. During the three and six months ended December 31, 2000, approximately $.2 million and $.4 million, respectively, was charged to the accrual, bringing the remaining balance to $1.6 million which has been included in accounts payable and accrued expenses on the Consolidated Balance Sheet at December 31, 2000.

         In addition, during the three months ended September 30, 1999, Celestial decided to cease production of its 30-count supplements product line and focus its efforts on its 60-count product line. In conjunction with the discontinuance of the 30-count products, Celestial decided to offer a return program to its customers. Accordingly, Celestial reversed sales ($5.1 million) and recorded additional cost of sales ($4.0 million) for the estimated 30-count products still with customers and an estimated write-down of inventory on hand and expected to be returned.

         Additionally, in September 1999, Celestial entered into a settlement agreement relating to a shareholder lawsuit resulting in a one-time charge of $1.2 million which has been included in selling, general and administrative expenses.

5.       ACCOUNTING FOR CERTAIN SALES INCENTIVES

         In May 2000, the Emerging Issues Task Force ("EITF") issued Issue 00-14, Accounting for Certain Sales Incentives. Under the consensus, certain sales incentives must be recognized as a reduction of sales, rather than as an expense (the Company includes such sales incentives within selling, general and administrative expenses). Upon application of this consensus, the Company's earnings for current and prior periods will not be changed, but rather a reclassification will take place within the Consolidated Statements of Income for all periods presented for comparative purposes. The Company is not required to adopt this consensus until its fourth quarter (June 30, 2001).

         Had EITF 00-14 been adopted at the beginning of the six-month periods ended December 31, 2000 and 1999, the Company's net sales and selling, general and administrative expenses would have each been reduced by $29,579,000 and $31,630,000, for the respective periods.

6.       CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

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


7.       INVENTORIES:

         Inventories consist of the following:

                                         December 31, 2000  June 30, 2000
                                         -----------------  -------------

         Finished goods                      $  28,769      $   28,730
         Raw materials and packaging            19,279          19,409
                                             ---------      ----------
                                             $  48,048      $   48,139
                                             =========      ==========



8.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following:


                                     December 31,                June 30,
                                           2000                     2000
                                        ---------                 ------
Land                                   $    6,049              $    6,049
Building and improvements                  10,646                  10,579
Machinery & equipment                      33,856                  33,890
Assets held for sale                            -                     197
Furniture and fixtures                      2,640                   2,580
Leasehold improvements                      5,270                   5,014
Construction in progress                    7,300                     502
                                        ---------               ---------
                                           65,761                  58,811
Less:
Accumulated depreciation and
  amortization                             22,269                  19,471
                                        ---------               ---------
                                        $  43,492               $  39,340
                                        =========               =========

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128:


                                           Three Months Ended   Six Months Ended
                                              December 31          December 31
                                             -------------        ------------
                                             2000       1999     2000     1999
                                          ---------  ---------  -------  ------

Numerator:
Numerator for basic and diluted
 earnings per share -
Income before cumulative change in
  accounting principle                     $ 10,266  $  8,501  $16,671  $  7,289
 Cumulative change in accounting principle    -          -        -      (3,754)
                                           --------  --------  ------- --------
Net income                                 $ 10,266  $  8,501  $16,671  $  3,535
                                           ========  ========  =======  ========
Denominator:
Denominator for basic earnings per
  share -  weighted average shares
  outstanding during the period              33,038    28,613   32,667    26,744
                                           --------  --------  -------  --------
Effect of dilutive securities:

Stock options                                 1,385     1,488    1,417     1,688
Warrants                                        237       371      256       496
                                           --------  --------  -------  --------
                                              1,622     1,859    1,673     2,184
                                           --------  --------  -------  --------
Denominator for diluted earnings
  per share - adjusted weighted average
  shares and assumed conversions             34,660    30,472   34,340    28,982
                                           ========  ========  =======  ========
Basic earnings per share:
 Income before cumulative change in
   accounting principle                    $   0.31  $   0.30  $  0.51  $   0.27
 Cumulative change in accounting principle    -          -        -       (0.14)
                                           --------  --------  ------- --------
 Net income                                $   0.31  $   0.30  $  0.51  $   0.13
                                           ========  ========  =======  ========
Diluted earnings per share:
 Income before cumulative change in
  accounting principle                     $   0.30  $   0.28  $  0.49  $   0.25
 Cumulative change in accounting principle    -          -        -       (0.13)
                                           --------  --------  ------- --------
 Net income                                $   0.30  $   0.28  $  0.49  $   0.12
                                           ========  ========  =======  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended December 31, 2000

         Net sales for the three months ended December 31, 2000 were $116 million, a decrease of $.7 million or 1% over net sales of $116.7 million in the quarter ended December 31, 1999. The decrease is primarily due to: a change in the billing arrangements with our medically directed brands sold to our exclusive domestic distributor; our net billing arrangement for certain of our club store channel products sold to Heinz and a change in management focus on the selling of Celestial supplements. In addition, production issues in the second quarter impacted the Company's revenue for its Hain and Arrowhead Mills brands, and Terra Chips reached capacity in the second quarter, thus impacting sales to new customers. On a pro forma comparable basis, sales increased $5.5 million or 5%, primarily from our rocket brands of Celestial Teas, Health Valley, Terra Chips, Earth's Best and Westsoy.

         Gross profit for the three months ended December 31, 2000 decreased by approximately $2.5 million to $53.7 million (46.3% of net sales) as compared to $56.2 million (48.2% of net sales) in the corresponding 1999 period. The decrease in gross profit dollars is a result of the aforementioned change in the billing arrangements ($3.2 million). Gross profit percentage decreased 1.9% primarily from the mix of products sold, a carryover effect of higher costs from the labor action associated with the Health Valley plant previously discussed and higher freight costs associated with rising fuel prices.

         Selling, general and administrative expenses decreased by $4.1 million to $35.1 million for the three months ended December 31, 2000 as compared to $39.2 million in the December 31, 1999 quarter. Such expenses as a percentage of net sales amounted to 30.3% for the three months ended December 31, 2000 compared with 33.6% in the December 31, 1999 quarter. The dollar decrease is a combination of $1.5 million of synergies realized in the December 2000 period resulting from the Celestial merger, approximately $1.0 million in lower advertising and promotion costs and the remainder coming from lower other selling, general and administrative expense components. To date, a substantial portion of synergies from the Celestial merger have been identified and it is expected that the integration process will be substantially completed by calendar 2002. It is expected that in the next couple of fiscal quarters, the Company plans to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending. These consumer spending categories include, but are not limited to, consumer advertising using radio and print, coupons, direct mailing programs, and other forms of promotions. There is no guarantee that these investments in consumer spending will be successful, and as the Company attempts to monitor its trade spending and increase consumer awareness, there may be a period of overlap.

         Amortization of goodwill and other intangible assets was both approximately $1.7 million for the December 2000 and 1999 periods. Amortization expense in total amounted to 1.4% and 1.5% of net sales for the three months ended December 31, 2000 and 1999, respectively.

         Operating income increased by $1.6 million compared to the 1999 period. Operating income as a percentage of net sales amounted to 14.6%, compared with 13.1% in the December 1999 quarter. The dollar and percentage increase resulted principally from lower selling, general, administrative and amortization expenses offset by lower gross profit.

         Interest and other income amounted to $.9 million for the three months ended December 31, 2000 compared with $.8 million in the corresponding period. This increase is a direct result of the interest earned on the increased cash balance (approximately $50 million) during the three months ended December 31, 2000 compared to investment gains in marketable securities purchased and sold within the December 1999 period.

         Interest and financing costs for the three months ended December 31, 2000 amounted to approximately $.1 million, compared to $1.4 million in the 1999 period. This decrease is a result of significantly reduced debt levels ($6.1 million outstanding at December 31, 2000 compared with $60 million at December 31, 1999). The average interest rate was 5.5% in the December 2000 period compared with approximately 8.5% in the December 1999 period.

         Income before income taxes for the three months ended December 31, 2000 increased to $17.7 million (15.3% of net sales) from $14.6 million (12.5% of net sales) in the corresponding 1999 period. This $3.1 million improvement in profitability was attributable to the aforementioned increase in operating income, as well as the other income generated.

         Income taxes increased to $7.4 million for the three months ended December 31, 2000 compared to $6.1 million in the corresponding 1999 period. The effective tax rate was 42.0% in the 2000 period compared with 41.9% in the corresponding 1999 period. The lower tax rate in 1999 was a result of additional tax deductions generated from Celestial's contributions of its 30-count supplements to a qualified organization. The Company expects its pre-tax earnings will be taxed at a 42.0% effective rate for the remainder of this fiscal year.

         Net income for the three months ended December 31, 2000 increased to $10.3 million (8.8% of net sales) from $8.5 million (7.3% of net sales) in the corresponding 1999 period. This $1.8 million improvement in earnings was primarily attributable to the aforementioned increase in income before income taxes offset by higher income taxes.

Six months ended December 31, 2000

         Net sales for the six months ended December 31, 2000 were $209.7 million, an increase of $5.1 million over net sales of $204.6 million in the quarter ended December 31, 1999. The increase is primarily the result of Celestial recording sales returns of $5.1 million in the September 1999 period related to the returns of its 30-count supplements product line. As previously mentioned, our net sales were affected by changes in billing arrangements, redirection of management focus on certain product lines (supplements) and production issues for certain of our products. On a pro forma comparable basis, net sales increased by approximately $10 million with the growth coming from our Westsoy, Health Valley, Earth's Best, and Terra Chips brands.

         Gross profit for the six months ended December 31, 2000 increased by approximately $4.6 million to $94.1 million (44.9% of net sales) as compared to $89.5 million (43.8% of net sales) in the corresponding 1999 period. The increase in gross profit dollars was a direct result of the increased sales level in 2000 along with reductions in gross profit dollars of $4.0 million in the September 30, 1999 period resulting from the inventory write-down Celestial recorded related to its 30-count supplement line. Gross profit percentage decreased 2.2% (exclusive of the supplement sales returns and inventory write-downs in the 1999 period) primarily from mix of products sold, higher costs associated with the Health Valley brand as a result of intensive preparations for a potential labor action at the Health Valley plant, previously discussed in the Company's September 2000 Form 10-Q which the Company has resolved, the mix of products sold and additional warehousing and freight costs, principally due to the opening of the new Ontario, California distribution center and fuel surcharges.

         Selling, general and administrative expenses decreased by $7.9 million to $62.4 million for the six months ended December 31, 2000 as compared to $70.3 million in the December 31, 1999 quarter. Such expenses as a percentage of net sales amounted to 29.8% for the six months ended December 31, 2000 compared with 34.3% in the December 31, 1999 quarter. The dollar decrease is a combination of $2.7 million of synergies realized in the December 2000 period resulting from the Celestial merger, a $1.2 million nonrecurring charge incurred in the September 1999 period as a result of a shareholder lawsuit settled by Celestial, approximately $1.0 million lower advertising and promotion costs and $2.8 million of lower other selling, general and administrative expense components. To date, a substantial portion of synergies from the Celestial merger have been identified and it is expected that the integration process will be completed by calendar 2002.

         Merger related charges amounted to $1 million for the six months ended December 31, 2000. There were no merger related charges in the corresponding period. Merger related charges incurred relate to certain employee costs associated with the Celestial merger.

         Amortization of goodwill and other intangible assets was both approximately $3.2 million for the December 2000 and 1999 periods. Amortization expense in total amounted to 1.6% of net sales for both the six months ended December 31, 2000 and 1999, respectively.

         Operating income increased by $11.5 million compared to the 1999 period. Operating income as a percentage of net sales amounted to 13.1%, compared with 7.8% in the December 1999 period. The dollar and percentage increase resulted principally from higher gross profit, lower selling, general, administrative expenses, offset by higher merger related costs.

         Other income amounted to $1.5 million for the six months ended December 31, 2000 compared with $.8 million in the corresponding period. This increase is a direct result of the interest earned on the increased cash balance during the December 31, 2000 period compared with the December 1999 period.

         Interest and financing costs for the six months ended December 31, 2000 amounted to approximately $.2 million, compared to $4.4 million in the 1999 period. This decrease is a result of the aforementioned significantly reduced debt levels at December 31, 2000 compared to the December 31, 1999 period.

         Income before income taxes and cumulative change in accounting principle for the six months ended December 31, 2000 increased to $28.7 million (13.7% of net sales) from $12.3 million (6.0% of net sales) in the corresponding 1999 period. This $16.4 million improvement in profitability was attributable to the aforementioned increase in operating income, as well as the other income generated.

     Income taxes increased to $12.1 million for the six months ended December 31, 2000 compared to a $5.1 million in the corresponding 1999 period. The effective tax rate was 42.0% in the 2000 period compared to 40.9% in the corresponding 1999 period. The lower tax rate in 1999 was a result of additional tax deductions generated from Celestial's contributions of its 30-count supplements to a qualified organization. The Company expects its pre-tax earnings will be taxed at a 42.0% effective rate for the remainder of this fiscal year.

         Income before cumulative change in accounting principle for the six months ended December 31, 2000 increased to $16.7 million (8% of net sales) from $7.3 million (3.6% of net sales) in the corresponding 1999 period. This $9.4 million improvement in earnings was primarily attributable to the aforementioned increase in income before income taxes and cumulative change in accounting principle.

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

     The Company had working  capital and a current ratio of $115.6  million and
3.6 to 1,  respectively,  at December 31, 2000 as compared to $89.8  million and
2.7 to 1, respectively, at June 30, 2000. The increase in working capital and the current ratio is primarily attributable to cash flows from operations and financing activities. The cash flow from financing activities is attributable to the exercise of stock options and warrants during the six months ended December 31, 2000.

         The Company believes that its cash on hand of $47.3 million at December 31, 2000, as well as cash flows from operations are sufficient to fund its working capital needs, anticipated capital expenditures, other operating expenses, as well as provide liquidity to pay down the remaining merger related and restructuring accruals (aggregating approximately $2.7 million of accrued merger costs and $1.6 million of restructuring accruals) existing at December 31, 2000 for the remainder of fiscal 2001. Of the $4.3 million of these accruals, approximately $3.5 will be utilized during the remainder of fiscal 2001. The Company is currently investing its cash on hand in highly liquid short-term investments yielding approximately 6.25% interest.

         In addition, in July 2000, the Company entered into a short-term revolving credit facility with a bank providing the Company with $50 million of revolving credit to fund operations. As of February 12, 2001, approximately $4.5 million has been borrowed on this facility.

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

Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 5, 2000. The Company submitted the following matters to a vote of security holders:

     1. To elect a board of directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; and

     2. To ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2001 (Ernst & Young LLP were the independent auditors for the fiscal year ended June 30, 2000); and

     3. To consider and act upon a stockholder proposal requesting the board of directors to adopt a policy of removing genetically engineered foods from our brand name or private label products, which proposal is opposed by our board of directors.

The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting approximately 24,600,000 (on average) votes in favor of each nominee and withholding approximately 165,000 votes (on average) for each nominee:

                  Irwin D. Simon
                  Morris J. Siegel
                  Andrew R. Heyer
                  Beth L. Bronner
                  Jack Futterman
                  James Gold
                  Joseph Jimenez
                  Marina Hahn
                  Gregg Ostrander
                  Nigel Clare
                  Roger Meltzer

The stockholders ratified the appointment of Ernst & Young LLP casting approximately 24,623,000 votes in favor, 210,000 against and 14,700 abstaining.

The stockholders did not approve the adoption of a policy of removing genetically engineered foods from the Company's brand name or private label products casting approximately 18,970,000 votes against, approximately 1,370,000 in favor, approximately 953,000 abstaining and 3,550,000 not voting.

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1              Financial Data Schedule for the six months ended
                           December 31, 2000

         27.2              Financial Data Schedule for the six months ended
                          December 31, 1999 (restated)


(b)      Reports on Form 8-K

None.

                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE HAIN CELESTIAL GROUP, INC.





Date:     February 13, 2001               /s/ Irwin D. Simon
                                          -----------------------------
                                          Irwin D. Simon,
                                          President and Chief
                                          Executive Officer







Date:     February 13, 2001               /s/ Gary M. Jacobs
                                          -----------------------------
                                          Gary M. Jacobs,
                                          Executive Vice President, Finance
                                          and Chief Financial Officer