Form 10-Q
period 2001-03-31
HAIN CELESTIAL GROUP INC
filed 2001-05-15
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended: 03/31/01         Commission file number: 0-22818
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


33,570,222 shares of Common Stock $.01 par value, as of May 14, 2001.

                                          THE HAIN CELESTIAL GROUP, INC.
                                                       INDEX


                                                                           Page
Part I              Financial Information

Item 1.             Financial Statements

           Consolidated Balance Sheets - March 31, 2001
           (unaudited) and June 30, 2000                                     2

           Consolidated Statements of Income - Three months and
           nine months ended March 31, 2001 and 2000 (unaudited)             3

           Consolidated Statements of Cash Flows - Nine months
           ended March 31, 2001 and 2000 (unaudited)                         4

           Consolidated Statement of Stockholders' Equity -
           Nine months ended March 31, 2001 (unaudited)                      5

           Notes to Consolidated Financial Statements                  6 to 10


Item 2.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           11 to 15


Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                                15

Part II             Other Information

           Items 1, 3 to 5 are not applicable

           Item 2 - Change in Securities and Use of Proceeds                15

           Item 6 - Exhibits and Reports on Form 8-K                        16

           Signatures                                                       17

PART I - ITEM 1 - FINANCIAL INFORMATION


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

                                                         March 31,     June 30,
                                                            2001         2000
                                                        ----------    ----------
                         ASSETS                        (Unaudited)      (Note)
Current assets:
Cash                                                       $ 58,555    $ 38,308
Accounts receivable, less allowance for doubtful             51,017      36,120
  accounts of $1,339 and $929
Inventories                                                  46,490      48,139
Recoverable income taxes                                          -       7,982
Deferred income taxes                                         8,724       8,724
Other current assets                                          4,360       3,611
                                                        ------------  ----------
Total current assets                                        169,146     142,884

Property, plant and equipment, net of accumulated            47,603      39,340
  depreciation and amortization of $23,853 and $19,471
Goodwill, net of accumulated amortization of $16,925        191,127     188,212
  and $13,109
Trademarks and other intangible assets, net of               38,490      39,086
  accumulated amortization of $6,488 and $5,594
Deferred financing costs, net of accumulated                  1,408         238
  amortization of $343 and $328
Other assets                                                  6,203       6,257
                                                        ------------  ----------
Total assets                                              $ 453,977   $ 416,017
                                                        ============  ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                      $ 38,734    $ 43,039
Income taxes payable, net                                     7,786           -
Accrued merger related charges                                1,681       9,414
Current portion of long-term debt                               803         681
                                                        ------------  ----------
Total current liabilities                                    49,004      53,134

Long-term debt, less current portion                          9,787       5,622
Deferred income taxes                                         5,537       5,537
                                                        ------------  ----------

Total liabilities                                            64,328      64,293

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000            -           -
  shares, no shares issued
Common stock - $.01 par value, authorized 100,000,000           336         321
  shares, issued 33,570,222 and 32,147,261 shares
Additional paid-in capital                                  343,639     326,641
Retained earnings                                            45,949      25,037
                                                        ------------  ----------
                                                            389,924     351,999
Less: 100,000 shares of treasury stock, at cost                (275)       (275)
                                                        ------------  ----------
 Total stockholders' equity                                  389,649     351,724
                                                        ------------  ----------

Total liabilities and stockholders' equity                $ 453,977   $ 416,017
                                                        ============  ==========


Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)


                                                             Three Months Ended March 31,  Nine Months Ended March 31,
                                                            ------------------------------ --------------------------
                                                                 2001        2000            2001         2000
                                                             -----------   ----------      ---------   ----------
                                                                    (Unaudited)                  (Unaudited)

Net Sales                                                       $ 103,909    $ 111,916     $ 313,587    $ 316,531
Cost of sales                                                      61,129       57,302       176,671      172,383
                                                               ----------- ------------ ------------- ------------
Gross profit                                                       42,780       54,614       136,916      144,148

Selling, general & administrative expenses                         34,697       37,670        97,008      107,968
Merger costs                                                            -            -         1,032            -
Amortization of goodwill and other intangible assets                1,522        1,704         4,770        4,988
                                                               ----------- ------------ ------------- ------------

Operating income                                                    6,561       15,240        34,106       31,192

Other income, net                                                     915          619         2,324        1,372
Interest and financing costs                                         (163)      (1,318)         (375)      (5,684)
                                                               ----------- ------------ ------------- ------------

Income before income taxes and                                      7,313       14,541        36,055       26,880
  cumulative change in accounting principle
Provision for income taxes                                          3,072        5,904        15,143       10,954
                                                               ----------- ------------ ------------- ------------

Income before cumulative change in                                  4,241        8,637        20,912       15,926
   accounting principle

Cumulative change in accounting principle, net of                       -            -             -       (3,754)
  income tax benefit of $2,547
                                                               ----------- ------------ ------------- ------------

Net income                                                        $ 4,241      $ 8,637      $ 20,912     $ 12,172
                                                               =========== ============ ============= ============

Basic earnings per common share:
Income before cumulative change in                                 $ 0.13       $ 0.30        $ 0.64       $ 0.58
  accounting principle
  Cumulative change in accounting principle                             -            -             -        (0.14)
                                                               ----------- ------------ ------------- ------------

Net income                                                         $ 0.13       $ 0.30        $ 0.64       $ 0.44
                                                               =========== ============ ============= ============

Diluted earnings per common share:
Income before cumulative change in                                 $ 0.12       $ 0.28        $ 0.61       $ 0.54
  accounting principle
Cumulative change in accounting principle                               -            -             -        (0.13)
                                                               ----------- ------------ ------------- ------------

Net income                                                         $ 0.12       $ 0.28        $ 0.61       $ 0.41
                                                               =========== ============ ============= ============

Weighted average common shares outstanding:
Basic                                                              33,368       28,840        32,833       27,443
                                                               =========== ============ ============= ============

Diluted                                                            34,845       30,906        34,508       29,623
                                                               =========== ============ ============= ============




See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                             Nine Months Ended March 31,
                                                            ------------------------------
                                                                2001          2000
                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES                               (Unaudited)

Net income                                                   $ 20,912        $ 12,172
Adjustments to reconcile net income to net cash
  provided by operating activities
Cumulative change in accounting principle                           -           3,754
Gain on sale of assets held for sale                                -            (706)
Depreciation and amortization of property and equipment         4,645           3,990
Amortization of goodwill and other intangible assets            4,770           4,988
Amortization of deferred financing costs                           15             625
Provision for doubtful accounts                                   398             (22)
Deferred income taxes                                               -          (2,047)
Other                                                              36              35
Increase (decrease) in cash attributable to changes in
  assets and liabilities, net of amounts applicable to
  acquired businesses:
Accounts receivable                                           (14,860)        (15,552)
Inventories                                                     1,827           1,017
Other current assets                                             (480)           (205)
Other assets                                                       41          (2,110)
Accounts payable and accrued expenses                         (12,710)         (1,748)
Income tax payable, net                                        15,706           8,032
                                                           -----------   -------------

Net cash provided by operating activities                      20,300          12,223
                                                           -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired               (5,687)         (4,673)
Purchases of property, plant and equipment and other          (10,063)         (6,970)
  intangible assets
Proceeds from sale of assets                                        -           1,152
                                                           -----------   -------------

Net cash used in investing activities                         (15,750)        (10,491)
                                                           -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility, net               4,400             235
Repayment of term loan facilities                                   -         (85,256)
Payments on economic development revenue bonds                   (266)           (258)
Costs in connection with bank financing                        (1,185)            (26)
Proceeds from private equity offering, net of expenses              -          80,589
Proceeds from exercise of warrants and options, net of         12,954           3,874
  related expenses
Payment of other long-term debt and other liabilities            (206)           (192)
                                                           -----------   -------------
                                                           -----------   -------------

Net cash provided by/(used in) financing activities            15,697          (1,034)
                                                           -----------   -------------

Net increase in cash and cash equivalents                      20,247             698
Cash and cash equivalents at beginning of period               38,308             712
                                                           -----------   -------------

Cash and cash equivalents at end of period                   $ 58,555         $ 1,410
                                                           ===========   =============



See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2001
(In thousands, except per share and share data)





                                      Common Stock
                                  ------------------------                            Treasury Stock
                                                             Additional              ----------------
                                                  Amount      Paid-in     Retained
                                    Shares        at $.01     Capital     Earnings    Shares   Amount      Total
                               -------------------------------------------------------------------------------------

Balance as June 30, 2000             32,147,261     $ 321    $ 326,641     $ 25,037  100,000   $ (275)    $ 351,724

Exercise of common stock                180,766         2        1,132                14,347     (475)          659
 warrants, net of related
 expenses

Exercise of stock options             1,132,712        12       12,282                                       12,294

Issuance of common stock in             123,830         1        4,023                                        4,024
  connection with a business
  combination

Retirement of Treasury Shares           (14,347)                  (475)              (14,347)     475             -

Non-cash compensation charge                                        36                                           36

Net income for the period                                                    20,912                          20,912
                               -------------------------------------------------------------------------------------

Balance at March 31, 2001            33,570,222     $ 336    $ 343,639     $ 45,949  100,000   $ (275)    $ 389,649
                               =====================================================================================


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       GENERAL:

         The Hain Celestial Group, Inc. (formerly known as The Hain Food Group, Inc., "Hain" or the "Company"), headquartered in Uniondale, NY, is a natural, specialty and snack food company. The Company is a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings (R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin(R), Terra Chips(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as of June 30, 2000 and for the year then ended included in the Company's Annual Report on Form 10-K for information not included in these condensed footnotes.

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

         During the nine months ended March 31, 2001, the Company incurred approximately $1 million of Merger related employee costs.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the fourth quarter of fiscal 2000, the Company approved a plan to streamline and restructure certain non-core businesses and consolidate warehouses and information systems within the Company's distribution and operating network which resulted in a pre-tax charge of $3.7 million. At June 30, 2000 the Company had accrued approximately $2 million of future costs associated with this restructuring charge. During the three and nine months ended March 31, 2001, approximately $.9 million and $1.3 million, respectively, was charged to the accrual, bringing the remaining balance to $.7 million which has been included in accounts payable and accrued expenses on the Consolidated Balance Sheet at March 31, 2001.

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

5.       ACCOUNTING FOR CERTAIN SALES INCENTIVES

         In May 2000, the Emerging Issues Task Force ("EITF") issued Issue 00-14, "Accounting for Certain Sales Incentives". Under the consensus, certain sales incentives must be recognized as a reduction of sales, rather than as an expense (the Company includes such sales incentives within selling, general and administrative expenses). In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Statement Characterization of Consideration from a Vendor to a Retailer", which expanded upon the types of consideration paid by vendors to retailers which are now considered sales incentives, and accordingly, should be classified as a reduction of sales, rather than as a component of selling, general and administrative expenses. This consensus is effective for fiscal quarters beginning after December 15, 2001 (the Company's March 2002 quarter). Upon application of these consensus', the Company's earnings for current and prior periods will not be changed, but rather a reclassification will take place within the Consolidated Statements of Income for all periods presented for comparative purposes. The EITF changed the effective date of Issue 00-14 to coincide with the effective date of Issue 00-25.

         Had EITF 00-14 and 00-25 been adopted at the beginning of the nine-month periods ended March 31, 2001 and 2000, the Company's net sales and selling, general and administrative expenses would have each been reduced by $51,097,000 and $52,710,000, for the respective periods.

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


7.       INVENTORIES:

         Inventories consist of the following:

                                         March 31, 2001     June 30, 2000
                                         --------------     -------------

         Finished goods                   $  28,392          $   28,730
         Raw materials and packaging         18,098              19,409
                                          ---------          ----------
                                          $  46,490          $   48,139
                                          =========          ==========



8.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following:


                                         March 31,                June 30,
                                           2001                      2000
                                        ----------                 ------
Land                                     $   6,049              $    6,049
Building and improvements                   11,251                  10,579
Machinery & equipment                       40,043                  33,890
Assets held for sale                             -                     197
Furniture and fixtures                       2,822                   2,580
Leasehold improvements                       5,372                   5,014
Construction in progress                     5,919                     502
                                         ---------               ---------
                                            71,456                  58,811
Less:
Accumulated depreciation and
  amortization                              23,853                  19,471
                                         ---------               ---------
                                         $  47,603               $  39,340
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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128:


                                          Three Months Ended   Nine Months Ended
                                                March 31           March 31
                                               ----------          ---------
                                              2001      2000     2001    2000
                                           ---------  -------- -------  -------

Numerator:
Numerator for basic and diluted
 earnings per share -
Income before cumulative change in
  accounting principle                      $  4,241 $  8,637  $20,912  $ 15,926
 Cumulative change in accounting principle      -        -        -      (3,754)
                                            -------- --------  ------- --------
Net income                                  $  4,241 $  8,637  $20,912  $ 12,172
                                            ======== ========  =======  ========
Denominator:
Denominator for basic earnings per
  share -  weighted average shares
  outstanding during the period               33,368   28,840   32,834    27,443
                                            -------- --------  -------  --------
Effect of dilutive securities:

Stock options                                  1,277    1,738    1,437     1,740
Warrants                                         200      328      237       440
                                            -------- --------  -------  --------
                                               1,477    2,066    1,674     2,180
                                            -------- --------  -------  --------
Denominator for diluted earnings
  per share - adjusted weighted average
  shares and assumed conversions              34,845   30,906   34,508    29,623
                                            ======== ========  =======  ========
Basic earnings per share:
 Income before cumulative change in
   accounting principle                     $   0.13 $   0.30  $  0.64  $   0.58
 Cumulative change in accounting principle      -        -        -       (0.14)
                                            -------- --------  ------- --------
 Net income                                 $   0.13 $   0.30  $  0.64  $   0.44
                                            ======== ========  =======  ========
Diluted earnings per share:
 Income before cumulative change in
  accounting principle                      $   0.12 $   0.28  $  0.61  $   0.54
 Cumulative change in accounting principle      -        -        -       (0.13)
                                            -------- --------  ------- --------
 Net income                                 $   0.12 $   0.28  $  0.61  $   0.41
                                            ======== ========  =======  ========

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


10.      CREDIT FACILITY:

In March 2001, the Company entered into a new $240 million Senior Revolving Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a four year, $145 million revolving credit facility (initially this revolving facility is priced at LIBOR plus 1.00%) and a $95 million 364-day facility (the 364-day facility is also initially priced at LIBOR plus 1.00%). The Senior Credit Facility is unsecured, but guaranteed by all current and future direct and indirect domestic subsidiaries of the Company. This Senior Credit Facility also includes customary affirmative and negative covenants for transactions of this nature. The Company's outstanding revolving credit loans under these facilities bears interest at the Company's base rate (greater of the applicable prime rate or Federal Funds Rate plus 0.50% per annum) or, at the Company's option, the reserve adjusted LIBOR rate plus the applicable margin (as defined in the Senior Credit Facility). As of March 31, 2001, approximately $4.4 million was borrowed under the revolving facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended March 31, 2001

         Net sales for the three months ended March 31, 2001 were approximately $104 million, a decrease of $8 million or 7.1% over net sales of approximately $112 million in the quarter ended March 31, 2000. The decrease is primarily due to: a slowing U.S. economy whereby distributors and retailers made a conscious decision to reduce inventory levels; a change in the selling price per unit billing arrangements with our medically directed brands sold to our exclusive domestic distributor; a change in our selling price per unit billing arrangement for certain of our club store channel products sold to Heinz and a change in management focus on the selling of Celestial supplements.

         Gross profit for the three months ended March 31, 2001 decreased by approximately $11.8 million to $42.8 million (41.2% of net sales) as compared to $54.6 million (48.8% of net sales) in the corresponding 2000 period. The decrease in gross profit dollars and percentage is a result of the aforementioned decrease in sales, which significantly and unfavorably impacted our manufacturing, distribution and logistics infrastructure by approximately $7.9 million; inventory write-offs associated with the Company's decision to write-off certain nonperforming inventory SKU's as a result of its decision to move and consolidate warehouses and upgrade the Company's management information system within its distribution infrastructure of approximately $1.9 million; approximately $.3 million associated with the Company's consolidation and move of one of its distribution facilities into its new Ontario, California distribution facility that opened in September 2000; approximately $.3 million of higher fuel costs associated within freight cost and approximately a $1.4 million decrease associated with the aforementioned change in the billing arrangements.

         Selling, general and administrative expenses decreased by $3.0 million (33.4% of net sales) to $34.7 million for the three months ended March 31, 2001 as compared to $37.7 million (33.7% of net sales) in the March 31, 2000 quarter. The dollar and percentage decrease is a combination of $2.5 million of synergies realized in the March 2001 period resulting from the Celestial merger, and approximately $.5 million in lower other general and administrative expense components. To date, a substantial portion of synergies from the Celestial merger have been identified and it is expected that the integration process will be substantially completed by the end of calendar 2002. In the next few fiscal quarters, the Company expects to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending. These consumer spending categories include, but are not limited to, consumer advertising using radio and print, coupons, direct mailing programs, and other forms of promotions. There is no guarantee that these promotional investments in consumer spending will be successful, and as the Company attempts to monitor its trade spending and increase consumer awareness, there may be a period of higher costs.

         Amortization of goodwill and other intangible assets was approximately $1.5 million for the three months ended March 2001 compared with $1.7 million in the March 2000 period. Amortization expense in total amounted to approximately 1.5% of net sales for both the three months ended March 31, 2001 and 2000 periods, respectively.

         Operating income decreased by $8.6 million to $6.6 million for the three months ended March 31, 2001 compared to $15.2 million for the 2000 period.

Operating income as a percentage of net sales amounted to 6.3%, compared with 13.6% in the March 2000 quarter. The dollar and percentage decrease resulted principally from lower sales and gross profits offset by lower selling, general, administrative expenses.

         Interest and other income amounted to $.9 million for the three months ended March 31, 2001 compared with $.6 million in the corresponding period. This increase is a direct result of the interest earned on the increased cash balance (approximately $58 million) during the three months ended March 31, 2001 compared to gains on proceeds received from assets held for sale sold within the March 2000 period.

         Interest and financing costs for the three months ended March 31, 2001 amounted to approximately $.2 million, compared to $1.3 million in the 2000 period. This decrease is a result of significantly reduced debt levels ($10.6 million outstanding at March 31, 2001 compared with $53.4 million at March 31,
2000). The average interest rate was 7.2% in the March 2001 period compared with approximately 9.2% in the March 2000 period.

         Income before income taxes for the three months ended March 31, 2001 decreased to $7.3 million (7.0% of net sales) from $14.5 million (13.0% of net sales) in the corresponding 2000 period. This $7.2 million decrease in profitability was attributable to the aforementioned decrease in operating income, offset by higher other income generated.

         Income taxes decreased to $3.1 million for the three months ended March 31, 2001 compared to $5.9 million in the corresponding 2000 period. The effective tax rate was 42.0% in the 2001 period compared with 40.6% in the corresponding 2000 period. The lower tax rate in 2000 was a result of additional tax deductions generated from Celestial's contributions of its 30-count supplements to a qualified organization. The Company expects its pre-tax earnings will be taxed at a 42.0% effective rate for the remainder of this fiscal year.

         Net income for the three months ended March 31, 2001 decreased to $4.2 million (4.1% of net sales) from $8.6 million (7.7% of net sales) in the corresponding 2000 period. This $4.4 million decrease in earnings was primarily attributable to the aforementioned decrease in income before income taxes offset by higher income taxes.

Nine months ended March 31, 2001

         Net sales for the nine months ended March 31, 2001 were $313.6 million, a decrease of $2.9 million over net sales of $316.5 million in the period ended March 31, 2000. As previously mentioned, our net sales were affected by a slowing U.S. economy, changes in the selling price per unit billing arrangements and, redirection of management focus on certain product lines (supplements). On a pro forma comparable basis, net sales increased by approximately $11.5 million with the growth coming from our Westsoy, Health Valley, Earth's Best, and Terra Chips brands.

         Gross profit for the nine months ended March 31, 2001 decreased by approximately $7.2 million to $136.9 million (43.7% of net sales) as compared to $144.1 million (45.5% of net sales) in the corresponding 2000 period. The decrease in gross profit dollars and percentage of net sales was a direct result of the decreased sales levels in 2001 compared to 2000; the aforementioned inventory write-offs of approximately $1.9 million; higher freight costs due to higher fuel costs of approximately $1.0 million; additional warehousing and freight costs, principally due to the consolidation and move to the Company's new Ontario, California distribution center ($.5 million) and mix of products sold.

         Selling, general and administrative expenses decreased by $11.0 million to $97.0 million for the nine months ended March 31, 2001 as compared to $108.0 million in the March 31, 2000 period. Such expenses as a percentage of net sales amounted to 30.9% for the nine months ended March 31, 2001 compared with 34.1% in the March 31, 2000 period. The dollar decrease is a combination of $5.4 million of synergies realized in the March 2001 period resulting from the Celestial merger, a $1.2 million nonrecurring charge incurred in the September 1999 period as a result of a shareholder lawsuit settled by Celestial, approximately $2.4 million in lower advertising and promotion costs and $2.0 million of lower other selling, general and administrative expense components. To date, a substantial portion of the synergies from the Celestial merger have been identified and it is expected that the integration process will be completed by the end of calendar 2002.

         Merger related charges amounted to $1 million for the nine months ended March 31, 2001. There were no merger related charges in the corresponding period in 2000. Merger related charges incurred relate to certain employee costs associated with the Celestial merger.

         Amortization of goodwill and other intangible assets was approximately $4.8 million for the March 2001 period compared to $5.0 million in the 2000 period. Amortization expense in total amounted to approximately 1.5% of net sales for both the nine months ended March 31, 2001 and 2000, respectively.

         Operating income increased by $2.9 million compared to the 2000 period. Operating income as a percentage of net sales amounted to 10.9%, compared with 9.9% in the March 2000 period. The dollar and percentage increase resulted principally from lower selling, general and administrative expenses, offset by lower gross profit dollar contributions and higher merger related costs.

         Other income amounted to $2.3 million for the nine months ended March 31, 2001 compared with $1.4 million in the corresponding period in 2000. This increase is a direct result of the interest earned on the increased cash balance during the March 31, 2001 period compared with other income generated (gains on sales of marketable securities and assets held for sale) within the March 2000 period.

         Interest and financing costs for the nine months ended March 31, 2001 amounted to approximately $.4 million, compared to $5.7 million in the 2000 period. This decrease is a result of the aforementioned significantly reduced debt levels at March 31, 2001 compared to the March 31, 2000 period.

         Income before income taxes and cumulative change in accounting principle for the nine months ended March 31, 2001 increased to $36.1 million (11.5% of net sales) from $26.9 million (8.5% of net sales) in the corresponding 2000 period. This $9.2 million improvement in profitability was attributable to the aforementioned increase in operating income, as well as the other income generated.

         Income taxes increased to $15.1 million for the nine months ended March 31, 2001 compared to $11.0 million in the corresponding 2000 period. The effective tax rate was 42.0% in the 2001 period compared to 40.8% in the corresponding 2000 period. The lower tax rate in fiscal 2000 was a result of additional tax deductions generated from Celestial's contributions of its 30-count supplements to a qualified organization. The Company expects its pre-tax earnings will be taxed at a 42.0% effective rate for the remainder of this fiscal year.

         Income before cumulative change in accounting principle for the nine months ended March 31, 2001 increased to $20.9 million (6.7% of net sales) from $15.9 million (5.0% of net sales) in the corresponding 2000 period. This $5.0 million improvement in earnings was primarily attributable to the aforementioned increase in income before income taxes and cumulative change in accounting principle.


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

     The Company had working capital and a current ratio of $120.1 million and
3.45 to 1, respectively, at March 31, 2001 as compared to $89.8 million and 2.7 to 1, respectively, at June 30, 2000. The increase in working capital and the current ratio is primarily attributable to cash flows from operations and financing activities. The cash flow from financing activities is attributable to the exercise of stock options and warrants during the nine months ended March 31, 2001.

         The Company believes that its cash on hand of $58.6 million at March 31, 2001, as well as cash flows from operations are sufficient to fund its foreseeable working capital needs, anticipated capital expenditures, other operating expenses, as well as provide liquidity to pay down the remaining merger related and restructuring accruals (aggregating approximately $1.7 million of accrued merger costs and $.7 million of restructuring accruals) existing at March 31, 2001 for the remainder of fiscal 2001. Of the $2.4 million of these accruals, approximately $.5 will be utilized during the remainder of fiscal 2001. The Company is currently investing its cash on hand in highly liquid short-term investments yielding approximately 5.0% per annum.

         In March 2001, the Company entered into a new $240 million Senior Revolving Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a four year, $145 million revolving credit facility (initially this revolving facility is priced at LIBOR plus 1.00%) and a $95 million, 364-day facility (the 364-day facility is also initially priced at LIBOR plus 1.00%). The Senior Credit Facility is unsecured, but guaranteed by all current and future direct and indirect domestic subsidiaries of the Company. This Senior Credit Facility also includes customary affirmative and negative covenants for transactions of this nature. The Company's outstanding revolving credit loan under these facilities bears interest at the Company's base rate (greater of the applicable prime rate or Federal Funds Rate plus 0.50% per annum) or, at the Company's option to reserve adjusted LIBOR rate plus the applicable margin (as defined in the Senior Credit Facility). As of March 31, 2001, approximately $4.4 million was borrowed under the revolving facility.

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

On January 18, 2001 in connection with the Company's acquisition of Fruit Chips, B.V., a private company incorporated under the laws of the Netherlands, the Company issued 123,830 shares of its common stock, par value $.01 per share, to

Mosvad Investments B.V.

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


                                             THE HAIN CELESTIAL GROUP, INC.





Date:     May 15, 2001                       /s/ Irwin D. Simon
                                             -----------------------------
                                             Irwin D. Simon,
                                             President and Chief
                                             Executive Officer







Date:     May 15, 2001                       /s/ Gary M. Jacobs
                                             -----------------------------
                                             Gary M. Jacobs,
                                             Executive Vice President, Finance
                                             and Chief Financial Officer