Form 10-K
period 2001-06-30
HAIN CELESTIAL GROUP INC
filed 2001-09-28
CIK 910406

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
                                   Act of 1934
                     For The Fiscal Year Ended June 30, 2001
                           Commission File No. 0-22818

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

Class of Voting Stock and Number                             Market Value Held
of Shares Held by Non-Affiliates                             by Non-affiliates*
--------------------------------                             -----------------

26,677,715 shares of Common Stock                              $  486,866,474

* Based on the last reported sale price for the Common Stock on Nasdaq National Market on September 21, 2001

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. Common Stock, par value $.01 per share, 33,771,874 shares outstanding as of September 21, 2001.

                       Documents Incorporated by Reference

                  Document                              Part of the Form 10-K
                                                        into which Incorporated
The Hain Celestial Group, Inc. Definitive                      Part III
Proxy Statement for the Annual Meeting
of Stockholders to be Held December 11, 2001

                                                 TABLE OF CONTENTS


PART I
                                                                           Page

    Item 1.  Business                                                        1
             Note Regarding Forward Looking Information                      1
             General                                                         1
             Product Overview                                                3
             Products                                                        4
             New Product Initiatives Through Research and Development        5
             Sales and Distribution                                          5
             Marketing                                                       6
             Manufacturing Facilities                                        6
             Suppliers of Ingredients and Packaging                          7
             Co-packed Product Base                                          8
             Trademarks                                                      9
             Competition                                                     9
             Government Regulation                                           10
             Independent Certification                                       11

    Item 2.  Properties                                                      11

    Item 3.  Legal Proceedings                                               12

    Item 4.  Submission of Matters to a Vote of Security Holders             13

PART II

    Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                                     13

    Item 6.  Selected Financial Data                                         14

    Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   15

    Item 7A.Quantitative and Qualitative Disclosures
             About Market Risk                                               23

    Item 8.  Financial Statements and Supplementary Data                     23

    Item 9.  Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure                          53

PART III

    Item 10. Directors and Executive Officers of
               the Registrant                                                54

    Item 11. Executive Compensation                                          54

    Item 12. Security Ownership and Certain Beneficial
               Owners and Management                                         54

    Item 13. Certain Relationships and Related Transactions                  54

PART IV

    Item 14. Exhibits, Financial Statement Schedule,
                      and Reports on Form 8-K                                54

    Signatures                                                               58

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

General

         The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") manufacture, market, distribute and sell natural, specialty, organic and snack food products under brand names which are sold as "better-for-you" products. The Company is a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Gastons(R), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). The Hain Celestial Group's website can be found at www.hain-celestial.com.

         The Company's products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including: mass-market stores, food service channels and club stores. During fiscal 2001, approximately 51% of the Company's revenues were manufactured within its own facilities. The remaining 49% of the Company's revenues were derived from products which are produced by independent food manufacturers ("co-packers") using proprietary specifications controlled by the Company.

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

         Since its formation, the Company has completed a number of acquisitions of companies and brands. In the last three years, the Company has acquired the following companies and brands:

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

         In September 1999, the Company purchased the trademarks of Earth's Best natural baby food products from H.J. Heinz Company ("Heinz"). Prior thereto, Earth's Best products were sold by the Company to natural food stores pursuant to a license from Heinz acquired in May 1998, and further to United States retail grocery and natural food stores under an April 1999 expansion of the licensing agreement. In addition, the Company entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally. In connection with the alliance and the Company's acquisition of the Earth's Best trademarks, the Company issued to a subsidiary of Heinz approximately 3.5 million shares of its common stock. The Company and the Heinz subsidiary also entered into an Investors Agreement under which the Heinz subsidiary agreed to limit its holdings to 19.5% of the Company's common stock for an 18 month period that ended March 27, 2001. See
Note 12 of the Notes to the Consolidated Financial Statements for further information regarding this transaction.

         On January 18, 2001, the Company acquired Fruit Chips B.V., a Netherlands based company, which manufactures, distributes and markets low fat fruit, vegetable and potato chips.

         On June 8, 2001, the Company acquired Yves Veggie Cuisine, Inc. and its subsidiaries ("Yves"), a Vancouver, British Columbia based company. Yves is a manufacturer, distributor and marketer of premium soy protein meat alternative products.

         The Company's brand names are well recognized in the various market categories they serve. The Company has acquired numerous brands over the past seven years (besides those mentioned above) and will seek future growth through internal expansion, as well as the acquisition of complementary brands.

         The Company's overall mission is to be a leading marketer and seller of natural, organic, beverage and speciality food products by integrating all of its brands under one management team and employing a uniform marketing, sales and distribution program. The Company's business strategy is to capitalize on the brand equity and the distribution previously achieved by each of the Company's acquired product lines and to enhance revenues by strategic introductions of new product lines that complement existing products. This strategy has been established through the acquisitions referred to above and the introduction of a number of new products that complement existing product lines. The Company believes that by integrating its various brand groups, it will achieve economies of scale and enhanced market penetration. The Company considers the acquisition of natural, organic and speciality food companies and product lines as an integral part of its business strategy. To that end, the Company from time to time reviews and conducts preliminary discussions with acquisition candidates.

         As of June 30, 2001, the Company employed a total of 1,178 full-time employees. Of these employees, 115 were in sales, 684 in production and the remaining 379 were management and administrative. Certain employees at the Health Valley facility were previously represented by the Bakery, Confectionary and Tobacco Workers' Union (the "Union"). As previously disclosed, earlier in the fiscal year, a potential labor action ensued between the Company and these employees. However, in December 2000, the Health Valley employees decertified the Union and currently there are no employees subject to a collective bargaining agreement.

Product Overview

Natural and Organic Food Products

         The Company's Hain, Westbrae, Westsoy, Little Bear, Bearitos, Arrowhead Mills, Terra Chips, DeBoles, Garden of Eatin', Health Valley, Sahara Natural, Breadshop's, Nile Spice, Earth's Best, Harry's Premium Snacks and Farm Foods businesses market and distribute a full line of natural food products. The Company is a leader in many of the top natural food categories. Natural foods are defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of the Company's products are also made with "organic" ingredients which are grown without dependence upon artificial pesticides, chemicals or fertilizers.

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

Snack Food Products

         The Company manufactures, markets and sells a variety of potato and vegetable chips, organic tortilla style chips, pretzels, popcorn and potato chips under the Terra Chips, Gastons, Garden of Eatin', Little Bear, Boston Popcorn and Harry's Original names.

Meat Alternative Products

         The Company manufactures, distributes and markets a full line of soy protein meat alternative products under the Yves brand name including such well known products as The Good Dog(R) and The Good Slice(R), among others. Meat alternative products provide consumers with a meat alternative product that contains health benefits of soy but are void of the health concerns associated with traditional meat products.

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

Products

         The Company's natural and organic food product lines consist of approximately 1,200 branded items and include non-dairy drinks (soy and rice milk), popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking oils, granolas, granola bars, cereal bars, canned and instant soups, chilis, packaged grain, nut butters and nutritional oils, as well as other food products. For both fiscal 2001 and 2000, non-dairy drinks accounted for approximately 14% of total net sales.

         The Company's beverage and tea products consist of: Herb teas which are made from all natural ingredients and are offered in a wide variety of flavors. The Company's top-selling herb tea products include Sleepytime(R), Chamomile, Lemon Zinger(R), Peppermint, Raspberry Zinger(R), Tension Tamer(R), Wild Berry Zinger(R), Country Peach Passion(R), Mandarin Orange Spice(R) and Red Zinger(R); Green teas which includes Authentic Green Tea, Decaffeinated Green Tea, Emerald Gardens(R) Green Tea, Green Lemon Zinger, Honey Lemon Ginseng Green Tea and Misty Jasmine(TM) Green Tea; Wellness teas, which includes Sleepytime EXTRA,

Tension Tamer EXTRA, Detox A.M.(TM), Diet Partner, Echinacea, Echinacea Complete Care(TM), GingerEase(TM), GinkgoSharp(TM), Ginseng Energy(TM), LaxaTea(TM) and Mood Mender(TM) and Specialty Black Teas which are made exclusively from natural ingredients. Black tea products include Earl Grey, English Breakfast, Fast Lane(R), Vanilla Maple, Ceylon Apricot Ginger and Black Raspberry. For both fiscal 2001 and 2000, tea beverages accounted for approximately 24% of total net sales.

         Yves meat alternative products consists of approximately 25 items including meat alternative choices among veggie burgers, veggie wieners, veggie slices, veggie entrees and veggie ground round.

         Terra Chips natural food products consist of approximately 60 items comprised of varieties of potato chips, potato sticks (known as Frites(R)), sweet potato chips and other vegetable chips.

         Garden of Eatin' natural food products substantially consist of a variety of organic tortilla chip products.

         Boston Popcorn and Harry's products consist of approximately 40 varieties of popcorn, potato chips, tortilla chips and other snack food items.

         The Company's principal Hollywood products are safflower, canola, and peanut oils, and carrot juice. Hollywood cooking oils are enhanced with Vitamin E.

         The Estee line of products consists of sugar-free and fructose sweetened food products.

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

New Product Initiatives Through Research and Development

         The Company considers research and development of new products to be a significant part of its overall philosophy and is committed to developing high-quality products. A team of professional product developers works with a sensory technologist to test product prototypes with consumers. The research and development department incorporates product ideas from all areas of the Company in order to formulate new products. In addition to developing new products, the research and development department routinely reformulates and revises existing products. During the fiscal years ended June 30, 2001, 2000 and 1999, amounts spent for Company-sponsored research and development activities were approximately $1.5 million each year.

Sales and Distribution

         The Company's products are sold in all 50 states and in approximately 50 countries. Certain of the Company's product lines have seasonality fluctuations (e.g. the Company's hot tea products, baking and cereal products and soup sales are stronger in cold months while its snack food product lines are stronger in the warmer months). Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business.

         A majority of the products marketed by the Company are sold through independent food distributors. Over half of these sales orders are received from third-party food brokers. Over the past few years, the Company has been increasing its direct sales force for sales into natural food stores and reducing its reliance on food brokers. Food brokers act as agents for the Company within designated territories, usually on a non-exclusive basis, and receive commissions. Food distributors purchase products from the Company for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions on sales of the Company's products by the distributors are generally made in their sole discretion, although the Company may participate in product pricing during promotional periods.

         The Company's customer base consists principally of mass-market merchandisers, natural food distributors, supermarkets, drug store chains, club stores and grocery wholesalers. In the last year, growth of natural and organic foods has shifted from the natural food channel to the grocery channels as mainstream grocery distributors and retailers provide these products to meet consumer demand and awareness. Two of the Company's distributors, United Natural Foods and Tree of Life, accounted for approximately 18% and 17%, respectively, of net sales for the fiscal year ended June 30, 2001 and 17% and 18%, respectively, for the year ended June 30, 2000 and 18% each during the year ended June 30, 1999. Net sales to export customers account for approximately less than 5% of total net sales for each of the three years ended June 30, 2001.

Marketing

         The Company uses a mix of trade and consumer promotions, as well as advertising, to market its products. The Company uses trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. The Company also utilizes advertising and sales promotion expenditures via national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs. During the past two quarters of fiscal 2001 and in the coming fiscal year, the Company expects to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending. These consumer spending categories include, but are not limited to, consumer advertising using radio and print, coupons, direct mailing programs, and other forms of promotions. There is no guarantee that these promotional investments in consumer spending will be successful, and as the Company attempts to monitor its trade spending and increase consumer awareness, there may be a period of higher costs.

Manufacturing Facilities

         The Company manages and operates five manufacturing facilities located throughout the United States. These facilities are located and produce the following product lines: Celestial Seasonings(R), in Boulder, Colorado, produces specialty teas, Terra Chips(R), in Brooklyn, New York, produces vegetable chips; Arrowhead Mills(R), in Hereford, Texas, produces hot and cold cereals, baked goods and meal cups; Deboles(R) pasta, in Shreveport, Louisiana, produces organic pasta; and Health Valley(R) in Irwindale, California, produces hot and cold cereals, baked goods, granola, granola bars, dry soups and other products under the Health Valley(R), Breadshop(R) and Casbah(R) labels. Outside the United States, we have one manufacturing facility in The Netherlands (that we acquired in January 2001 as part of the Fruit Chips B.V. acquisition) that produces snack foods and one manufacturing facility in Vancouver, British Columbia (that we acquired in connection with our acquisition of Yves Veggie Cuisine, Inc.) that produces soy-based meat alternative products.

         The facilities in Brooklyn, New York and Irwindale, California are under operating leases through 2001 and 2004, respectively. We own the manufacturing facilities in Boulder, Colorado, Hereford, Texas, Shreveport, Louisiana, The Netherlands and Vancouver, British Columbia. For the years ended June 30, 2001 and 2000, approximately 51% and 55%, respectively, of our revenue was derived from products manufactured at our currently owned manufacturing facilities.

         An interruption in or the loss of operations at one or more of these facilities or failure to maintain our labor force at one or more of these facilities could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

         We believe we have sufficient capacity in all of our facilities except for the Brooklyn, New York facility, which is currently at capacity. Since the fourth quarter of fiscal 2000, the demand for Terra Chips products has exceeded the production capacity of our Brooklyn, New York facility. We are pursuing additional sources of supply to alleviate these ongoing capacity restraints, including the addition of a new co-packer that began producing our products in October 2000, the expected opening of a new Moonachie, New Jersey production facility in the fall of 2001 and the production of certain Terra products at our Netherlands facility. There can be no assurance that any such alternate source of supply will meet expected demand.

         Furthermore, there can be no assurance that the current power situation in California, or similar situations which may arise in other states, would not adversely affect our business. Also, any work stoppage or disruption at that facility or any of our other facilities could materially harm our business.

Suppliers of Ingredients and Packaging

         The Company's natural and organic ingredients and packaging are obtained from various sources of suppliers, located principally in the United States. However, certain of our packaging and products are sourced from the Far East.

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

         The Company's ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond its control, such as foreign political situations, embargoes, changes in national and world economic conditions, currency fluctuations, forecasting adequate need of seasonal raw material ingredients and unfavorable climatic conditions. The Company takes steps intended to lessen the risk of an interruption of botanical supplies, including identification of alternative sources and maintenance of appropriate inventory levels. The Company has, in the past, maintained sufficient supplies for its ongoing operations.

Co-Packed Product Base

         During fiscal 2001, approximately 49% (compared with 45% at June 30,
2000) of the Company's revenue was derived from products manufactured at independent co-packers. Currently, independent food manufacturers, who are referred to in our industry as co-packers, manufacture many of Hain's product lines. These product lines include our Alba(R), Estee(R), Garden of Eatin'(R), Hain Pure Foods(R), Kineret(R), Little Bear Organic Foods(R), Terra Chips(R), Westbrae(R), and Westsoy(R) product lines.

         The Company presently obtains:

         - all of our requirements for non-dairy beverages from five co-packers, all of which are under contract;

         -     all of our requirements for rice cakes from one co-packer;

         - all of our cooking oils from one co-packer, which is under contract;

         - principally all of our tortilla chips from two suppliers, one of which is under contract;

         - all of our requirements for Terra's Yukon Gold line from one supplier, which is under contract; and

         - the requirements for our canned soups from one supplier, which is under contract.

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

Trademarks

         The Company's trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and the Company intends to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. The Company also copyrights certain of its artwork and package designs. The Company owns the trademarks for the principal products, including Arrowhead Mills, Bearitos, Breadshop's, Casbah, Celestial Seasonings, DeBoles, Earth's Best, Estee, Garden of Eatin', Hain Pure Foods, Health Valley, Kineret, Little Bear Organic Foods, Nile Spice, Terra, Westbrae, Westsoy and Yves. The Company sells Weight Watchers products pursuant to licenses from Heinz. Celestial has trademarks for most of its best-selling brands, including Sleepytime, Lemon Zinger, Mandarin Orange Spice, Red Zinger, Wild Berry Zinger, Tension Tamer, Country Peach Passion, Raspberry Zinger and Gingko Sharp.

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

Competition

         The Company operates in highly competitive geographic and product markets, and some of the Company's markets are dominated by competitors with greater resources. The Company cannot be certain that it could successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition, the Company competes for limited retailer shelf space for its products. Larger competitors, such as mainstream food companies including General Mills, Nestle S.A., Kraft Foods, Groupe Danone, Kellogg Company and Sara Lee Corporation also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with the Company's products. Retailers also market competitive products under their own private labels.

         The beverage market for both tea and soy beverages are large and highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Celestial currently competes in the specialty tea market segment which consists of herb tea, green tea, wellness tea and specialty black tea. Celestial's specialty herb tea products, like other specialty tea products, are priced higher than most commodity black tea products.

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

         The soy beverage market has shown phenomenal growth over the past several years. A statement by the FDA endorsing the heart healthy benefits of soy in October 1999 spurred the growth in both the aseptic and refrigerated segments. Aseptic soy milk is the more mature product category of the two and in the past eighteen months, additional larger competitors entered the category but have since exited the category after unsuccessful regional launches. Westsoy has taken advantage of the shelf space which became available and continues to be the number one and fastest growing brand of aseptic soymilk in the grocery and natural channels.

         The refrigerated market is primarily driven by one brand, Silk, which is owned by White Wave and holds a significant share of refrigerated soymilk space through its strong national distribution system. The Company's refrigerated Westsoy product is specifically being targeted to accounts that agree to partner with us in strong soy milk markets that distribute both aseptic and refrigerated products.

         In the future the Company's competitors may introduce other products that compete with its products and these competitive products may have an adverse effect on our business, results of operations and financial condition.

Government Regulation

         The Company and its manufacturers, brokers, distributors and co-packers are subject to extensive regulation by federal, state and local authorities that affect our business. The federal agencies governing our business include the Federal Trade Commission, or FTC, The Food and Drug Administration, or FDA, the United States Department of Agriculture, or USDA and the Occupational Safety and Health Administration, OSHA. These agencies regulate, among other things, the production, sale, safety, advertising, labeling of and ingredients used in our products. Under various statutes these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances must approve our products, including a review of the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. The Company's activities are also regulated by state agencies as well as county and municipal authorities. We are also subject to the laws of the foreign jurisdictions in which we manufacture and sell our products.

         The USDA has adopted regulations with respect to organic labeling and certification which became effective February 28, 2001 (with an 18-month compliance period for existing products). The Company is in the process of evaluating our level of compliance with these regulations. In addition, on January 19, 2001, the FDA proposed new policy guidelines regarding the labeling of genetically modified foods. The FDA's proposal is in a comment period. These rules, if adopted, could require us to modify the labeling of our products, which could affect the sales of our products and thus harm our business.

         Furthermore, new government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, results of operations and financial condition.

         In addition, the Company manufactures and sells dietary supplements through our Celestial subsidiary which are subject to the Dietary Supplement Health and Education Act of 1994 or DSHEA, which went into effect in March 1999. DSHEA defines dietary supplements as a new category of food, separate from conventional food. DSHEA requires specific nutritional labeling requirements for dietary supplements and permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient, or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body.

Independent Certification

         The Company relies on independent certification agencies to certify our products as "organic" or "kosher," to differentiate our products in natural and specialty food categories. The loss of any independent certifications could adversely affect the Company's market position as a natural and specialty food company, which could have a material adverse effect on its business, results of operations and financial condition.

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

Item 2.           Properties.

         The Company's corporate headquarters are located in approximately 17,000 square feet of leased office space located at 50 Charles Lindbergh Boulevard, Uniondale, New York. The Company will be relocating its corporate headquarters in November 2001 to 58 South Service Road, Melville, New York, 11747, occupying approximately 35,000 square feet. Its current lease will be terminated without penalty. This new lease runs through November 2012 with a current annual rental of approximately $1.3 million

         The Company owns a manufacturing and office facility in Boulder, Colorado, built in 1990 on 42 acres of Company-owned land. The facility has approximately 167,000 square feet, of which 50,000 square feet is office space and 117,000 square feet is manufacturing space.

         The Company leases 60,000 square feet of warehouse space in Boulder, Colorado which is used for the storage and shipment of its tea and beverage products. The lease expires in 2004, and provides for a current annual rental of approximately $500,000.

         The Company leases 375,000 square feet of warehouse space in a building located in Ontario, California. The lease expires June 30, 2007 with renewal options and provides for a minimum annual rental of approximately $1.3 million. This facility serves as one of the Company's West Coast distribution centers for principally all of the Company's product lines.

         The Company leases 27,000 square feet of space in Brooklyn, New York through December 2001. This facility is used to manufacture and distribute its Terra vegetable chip products. The lease provides for minimum annual rentals of $225,000. In January 2001, the Company purchased a 75,000 square foot manufacturing facility in Moonachie, New Jersey to manufacture its Terra products. This facility is expected to open and become operational in the fall of 2001.

         The Company operates a 7,000 square foot warehouse and distribution center located in East Hills, New York which it utilizes to distribute its frozen kosher food products. This lease, which provides for annual rental of approximately $55,000, expires in fiscal 2005.

         As part of the NNG acquisition, the Company extended the then existing leases of Health Valley to provide 180,000 square feet of manufacturing, warehouse and distribution space in Irwindale, California. These leases provide for combined annual rentals of approximately $900,000 and expire June 2004.

         The Company owns and operates two other manufacturing and distribution centers in Hereford, Texas and Shreveport, Louisiana for certain of its natural food product lines. Outside the United States, the Company owns and operates a 90,000 square foot manufacturing facility in The Netherlands that produces snack food, including certain Terra products, and one 53,000 square foot manufacturing facility in Vancouver, British Columbia that produces soy- based meat substitute products.

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

         From time to time, the Company is involved in litigation incidental to the conduct of its business. In the opinion of management, disposition of pending litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

Item 4            Submission of Matters to a Vote of Security Holders.

None.
                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         The outstanding shares of Common Stock, par value $.01 per share, of the Company are traded on Nasdaq's National Market System (under the ticker symbol HAIN). The following table sets forth the reported high and low closing prices for the Common Stock for each fiscal quarter from July 1, 1999 through September 21, 2001.


                                                Common Stock
                            ----------------------------------------------------
                                     Fiscal 2001               Fiscal 2000
                            ---------------------------- -----------------------
                               High                Low         High       Low
                            --------------  ----------  ----------- ----------
First Quarter                     $ 37 1/2    $ 26 5/8    $ 28 7/16   $21 3/16
Second Quarter                    39 11/16          27      26 7/16     22 1/4
Third Quarter                           36    27 13/16       37 1/8    21 1/16
Fourth Quarter                    27 11/16          22     36 11/16     22 3/4
July 1 - September 21, 2001             26      18 1/4

         As of September 21, 2001, there were 398 holders of record of the Company's Common Stock.

         The Company has not paid any dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate declaring or paying any dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions within the Company's Senior Revolving Credit Facility, the general financial condition of the Company and general business conditions.

Item 6.           Selected Financial Data.

         The following information has been summarized from the Company's financial statements and should be read in conjunction with such financial statements and related notes thereto (in thousands, except per share amounts):


                                                Year Ended June 30
                          ------------------------------------------------------
                              2001       2000        1999      1998     1997
                          ----------- -----------  --------- --------- ---------
Operating results:
Net sales                    $412,880   $ 403,543   $315,820  $206,450  $144,392
Income (loss) before
 extraordinary item and
 cumulative change in
 accounting principle          23,589    (11,403)     13,517    11,390     6,733
Extraordinary item                  -     (1,940)          -   (1,342)         -
Cumulative change in
 accounting principle               -     (3,754)          -         -         -
                          ----------- -----------  --------- --------- ---------
Net income (loss)            $ 23,589   $(17,097)   $ 13,517  $ 10,048  $  6,733
                          =========== ===========  ========= ========= =========
Basic earnings per common share:

Income (loss) before
 extraordinary item and
 cumulative change in
 accounting principle        $    .71   $   (.41)   $    .56   $   .55   $   .36
Extraordinary item                  -       (.07)          -     (.06)         -
Cumulative change in
 accounting principle               -       (.13)          -         -         -
                          ----------- -----------  --------- --------- ---------
Net income (loss)            $    .71   $   (.61)   $    .56   $   .49   $   .36
                          =========== ===========  ========= ========= =========
Diluted earnings per common share (a):

Income (loss) before
 extraordinary item and
 cumulative change in
 accounting principle        $    .68   $   (.41)   $    .51   $   .50   $   .35
Extraordinary item                  -       (.07)          -     (.06)         -
Cumulative change in
  accounting principle              -       (.13)          -         -         -
                          ----------- -----------  --------- --------- ---------
Net income (loss)            $    .68   $   (.61)   $    .51   $   .44   $   .35
                          =========== ===========  ========= ========= =========
Financial Position:

Working Capital              $ 92,312   $  89,750   $ 37,983   $37,669   $15,070
Total Assets                  461,693     416,017    362,669   170,938   107,266
Long-term Debt                 10,718       5,622    141,138    27,311    16,829
Stockholders' Equity          396,653     351,724    164,489   104,567    68,110

(a) As a result of the net loss for the year ended June 30, 2000, diluted earnings per share is the same as basic earnings per share as the effects of stock options and warrants are not included as the results would be antidilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         On May 30, 2000, Hain completed a merger (the "Merger") with Celestial by issuing 10.3 million shares of Hain common stock in exchange for all of the outstanding common stock of Celestial. The Merger was accounted for as a pooling of interests and, accordingly, all prior period financial statements of Hain were restated to include the results of operations, financial position and cash flows of Celestial.

         The Company made the following acquisitions during the three years ended June 30, 2001:

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

         On January 18, 2001, the Company acquired Fruit Chips B.V., a Netherlands based company, who manufactures, distributes and markets low fat fruit, vegetable and potato chips.

         On June 8, 2001, the Company acquired Yves Veggie Cuisine, Inc. and its subsidiaries ("Yves"). Yves is a manufacturer and marketer of premium soy protein meat alternative food products.

         All of the foregoing acquisitions, excluding Celestial, ("the acquisitions" or "acquired businesses") have been accounted for as purchases. Consequently, the operations of the acquired businesses are included in the results of operations from their respective dates of acquisition. Each of the acquired businesses markets and sells natural food products unless otherwise noted.

Results of Operations

Fiscal 2001 Compared to fiscal 2000

         Net sales for fiscal 2001 were $412.9 million, an increase of 2.3% over net sales of $403.5 million in the year ended June 30, 2000. On a year-to- year basis, our net sales were affected by a slowing U.S. economy, changes in the selling price per unit billing arrangements on certain products and, redirection of management focus on certain product lines (supplements, certain private label categories and other non-core food product categories). On a pro forma comparable basis, net sales increased by $23.9 million or 6.1% with the growth primarily coming from our Westsoy, Health Valley, Terra Chips and Garden of Eatin' brands.

         Gross profit for 2001 increased by $2.1 million to $178.2 million (43.2% of net sales) as compared to $176.1 million (43.6% of net sales). The increase in gross profit dollars was a direct result of increased sales levels in 2001. The decline in gross profit percentage was predominantly due to: inventory write-offs of approximately $1.9 million associated with the

Company's decision to write-off certain nonperforming inventory SKU's as a result of its decision to move and consolidate warehouses and upgrade the Company's management information system within its distribution infrastructure; approximately $.5 million associated with the Company's consolidation and move of one of its distribution facilities into its new Ontario, California distribution facility that opened in September 2000; approximately $1.2 million of higher fuel costs associated with freight cost and approximately a $1.5 million decrease associated with the aforementioned change in the billing arrangements offset by $4 million of additional writeoffs and reserves in the 2000 period associated with the supplement line.

         Selling, general and administrative expenses decreased by approximately $15.7 million to $132.4 million (32.1% of net sales) in 2001 as compared to $148.1 (36.7% of net sales) in 2000. The dollar decrease is a combination of approximately $8 million of synergies realized resulting from the Celestial merger; approximately $4 million in lower trade and marketing costs (offset by the costs associated with realizing additional shelf space on the Terra brand); a $1.2 million nonrecurring charge incurred in the September 1999 period by Celestial and $2.5 million of lower other selling, general and administrative expense components. In the next fiscal year, the Company expects to invest in consumer spending and to enhance brand equity while closely monitoring its trade spending. These consumer spending categories include, but are not limited to, consumer advertising using radio and print, coupons, direct mailing programs, and other forms of promotions. There is no guarantee that these promotional investments in consumer spending will be successful, and as the Company attempts to monitor its trade spending and increase consumer awareness, there may be a period of higher costs.

         Merger related charges amounted to $1 million for the year ended June 30, 2001 as compared to $15.6 million during 2000. Merger related charges incurred in 2001 relate to certain employee costs associated with the Celestial Merger from May 2000.

         During fiscal 2000, the Company recorded $4.9 million and $3.5 million of restructuring charges and an impairment of long-lived assets charge, respectively. There were no such charges during the year ended June 30, 2001.

         Amortization of goodwill and other intangible assets was both approximately $6.4 million during the year ended June 30, 2001 and 2000.

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided the first quarter financial statements have not been issued (the Company's first fiscal 2002 quarter of September 30, 2001). Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an approximate increase in net income within a range between $1.8 million to $3 million (between $.05 to $.09 per share) per year. This initial estimate is subject to completion of certain purchase price valuation allocations from prior years acquisitions. During 2002, the Company will perform the first of the required impairment tests on goodwill and indefinite lived intangible assets as of July 1, 2001 and it is expected that such impairment test will not have an effect on the earnings and financial position of the Company.

         Operating income increased to $38.4 million during June 2001 compared to a operating loss of $2.4 million in 2000. The increase of $40.8 million is due to increased gross profits, lower selling, general and administrative expenses and merger charges as well as no restructuring or impairment of asset charges that occurred in 2000.

         Other income increased from $1.6 million in 2000 to $2.8 million in 2001. The income in 2001 was primarily interest earned on higher cash balances as compared to 2000. The 2000 other income was a result of gains from sale of assets and marketable securities.

         Interest and financing costs decreased from $6.7 million in 2000 to $.5 million in 2001. The Company had minimal debt levels throughout 2001 (average debt to equity was below 2% for the year), as compared to 2000 whereby the average debt level for our then term loan facility was $57.7 million with an average interest rate of 8.22%

         Income before income taxes, extraordinary item and cumulative change in accounting principle increased $48.2 million to $40.7 million in 2001 as compared to a pretax loss of $7.5 million in 2000. The increase is a result of the aforementioned increase in operating income, higher interest and other income and lower interest and finance costs.

         During fiscal 2000, the Company recorded a $3.9 million (52%) tax provision on a pre-tax loss of $7.5 million as compared to a tax provision of $17.1 million (42%) on a pre-tax income of $40.7 million during 2001. The fiscal 2000 tax expense, even though there was a pre-tax loss, was primarily a result of the add back of nondeductible merger and asset write-down charges. The tax rate of 42% in fiscal 2001 is higher than the statutory federal and state rates in effect primarily due to nondeductible goodwill amortization.

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

         During the fourth quarter of fiscal 2000, the Company recorded charges of $15.6, $3.7 and $3.5 million, before taxes, related to: merger related charges associated with the Merger; costs for restructuring certain non-core businesses and the consolidation of warehouse and information systems within the Company's distribution and operating network; and impaired long-lived assets, principally goodwill and other long term assets associated with its supplement product line, respectively. Included in both the fiscal 2000 and 1999 periods within restructuring and other nonrecurring charges is a September 1999, $1.2 million settlement agreement relating to a shareholder lawsuit (see Note 2 to the Consolidated Financial Statements).

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

         Interest and finance costs increased from $6.4 million in 1999 to $6.7 million in fiscal 2000. The increase of $.3 million was due to the debt incurred in connection with the fiscal 1999 acquisitions offset by the September 1999 and June 2000 $75 million and $44 million, respectively, repayments on this debt, as more fully described in Note 10 to the

Consolidated Financial Statements. The infusion of equity has enabled the Company to achieve a debt to equity ratio of 2% at June 30, 2000.

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

     The Company had working capital and a current ratio of $92.3 million and
2.99 to 1, respectively, at June 30, 2001 as compared to $89.8 million and 2.69 to 1, respectively, at June 30, 2000. During the years ended June 30, 2001 and 2000, the Company's days sales outstanding and inventory turnover rate have remained consistent at approximately 35 days and 5.0 times, respectively. During the year ended June 30, 2001, the Company's cash and cash equivalents decreased by $11.7 million from 2000. The decrease was a result of cash provided by operations of $23 million (primarily a result of higher net income) and financing activities of $16.2 million (primarily proceeds from exercise of warrants and stock options) offset by cash flow used in investing activities of $51 million (acquisition of businesses and purchases of property, plant and equipment).

         In March 2001, the Company entered into a new $240 million Senior Revolving Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a four year, $145 million revolving credit facility (initially this revolving facility is priced at LIBOR plus 1.00%) and a $95 million 364-day facility (the 364-day facility is also initially priced at LIBOR plus 1.00%). The Senior Credit Facility is unsecured, but guaranteed by all current and future direct and indirect domestic subsidiaries of the Company. This Senior Credit Facility also includes customary affirmative and negative covenants for transactions of this nature. The Company's outstanding revolving credit loans under these facilities bears interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus 0.50% per annum) or, at the Company's option, the reserve adjusted LIBOR rate plus the applicable margin (as defined in the Senior Credit Facility). As of June 30, 2001, approximately $4.4 million was borrowed under the revolving facility at 5.94%.

         The Company believes its cash on hand of $26.6 million at June 30, 2001, as well as cash flows from operations are sufficient to fund its working capital needs, anticipated capital expenditures, scheduled debt payments of $2.9 million, other operating expenses, as well as provide liquidity to pay down the remaining merger related and restructuring accruals (aggregating $1.3 million) existing at June 30, 2001. The Company is currently investing its cash on hand in highly liquid short-term investments yielding approximately 4% interest.

Supplementary Quarterly Financial Data:

         Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2001 and 2000 is summarized as follows:


                                            Three Months Ended
                            -------------------------------------------------
                           September 30, December 31,  March 31,  June 30,
                              2000          2000        2001        2001
                            ----------- ------------- ---------- -----------
Net sales                      $ 93,653      $116,025   $103,909    $ 99,293
Gross profit                     40,408        53,728     42,780      41,321
Merger costs                      1,032             -          -           -
Operating income                 10,517        17,028      6,561       4,273
Income before income taxes       11,043        17,699      7,313       4,616
Net income                     $  6,405      $ 10,266    $ 4,241    $  2,677
Basic earnings per
 common share                  $    .20      $    .31    $   .13    $    .08
Diluted earnings per
 common share                  $    .19      $    .30    $   .12    $    .08

         In August 2001, the Company announced that while fourth quarter fiscal 2001 net sales grew 13% over the corresponding period, higher marketing and advertising expenditures, primarily related to the Westsoy brand, higher trade promotion costs (placement cost) associated with the Terra brand and higher production costs associated with the Terra Chip manufacturing process adversely impacted earnings growth in the fourth quarter.

                                            Three Months Ended
                           ----------------------------------------------------
                            September 30,  December 31, March 31,    June 30,
                                1999          1999        2000        2000
                            -------------  ----------- ----------- ------------
Net sales                       $  87,940    $ 116,675   $ 111,916    $  87,012
Gross profit                       33,331       56,203      54,614       31,978
Merger costs                            -            -           -       15,633
Restructuring and other
 non-recurring charges              1,200            -           -        3,733
Impairment of long-
 lived assets                           -            -           -        3,468
Income (loss) before
 income taxes,
 extraordinary item
 and cumulative change
 in accounting principle          (2,300)       14,639      14,541     (34,383)
Extraordinary item                      -            -           -      (1,940)
Cumulative change in
 accounting principle             (3,754)            -           -            -
Net income (loss)             $   (4,966)    $   8,501   $   8,637    $(29,269)
Basic earnings (loss)per
 common share before
 extraordinary item
 and cumulative change in
 accounting principle         $     (.05)    $     .30    $    .30    $   (.93)
Diluted earnings (loss)
 per common share before
 extraordinary item and
 cumulative change in
 accounting principle         $     (.05)    $     .28    $    .28    $   (.93)

         During the three month period ended June 30, 2000, in addition to the merger costs, restructuring and other non-recurring charges and impairment of long-lived assets, the Company recorded an additional $2.5 million of costs associated with Celestial's previously announced decision to cease production of its 30-count supplement product line at September 30, 1999, as well as certain reserves related to expected returns of the Company's 60- count supplement sales. These decisions were primarily related to a management change along with prevailing market conditions affecting the supplement industry.

         Shortly after the Merger was consummated on May 30, 2000, the Company initiated a program to reduce the amount of tea inventory in the hands of distributors by changing Celestial's trade practices. During the fourth quarter of fiscal 2000, this program reduced Celestial's revenue by an estimated 450,000 cases, or approximately $9.6 million, resulting in lower operating profit by approximately $4.8 million. In addition, during the period after announcement of the Merger, an environment of significant uncertainty regarding integration of the companies existed within the Company's sales organization, as well as within the Company's customer base. The Company believes that this uncertainty further impacted revenue from non- core brands thereby reducing operating profit by approximately $2.3 million. The Company was also impacted by lower revenues from Earth's Best products as a result of the lack of availability of certain ingredients. The Company anticipated resolving this issue by early June 2000, however, the problems were not fully resolved until shortly after fiscal 2000 year-end.

         In addition, during the fourth quarter of fiscal 2000, the Company incurred approximately $8.3 million of trade promotional expenses over expected amounts. These costs were primarily due to: (1) a concerted effort to gain additional distribution, (2) increased deductions by customers in the face of our announced merger (3) a higher level of actual spending over amounts estimated and accrued by Celestial at March 31, 2000, and (4) the implementation of a new trade promotion tracking system at Celestial which has accelerated the availability of information and allowed the Company to better match these costs with related revenues. Gross profit margin was negatively impacted by approximately $3.1 million primarily due to: (1) a change in sales mix, (2) the write-off of certain inventories, including raw materials and packaging, related to the Company's decision to discontinue certain items, (3) inefficiencies within certain co-packers, (4) additional freight costs incurred due to fuel surcharges assessed to the Company, that were not passed onto customers and (5) higher warehouse costs primarily due to increased inventory levels in anticipation of a new distribution agreement for the Company's medically directed products together with the transition to the Company's new West Coast consolidated warehouse.

         The supplementary quarterly financial data for the year ended June 30, 2000, includes the results of operations of Hain and Celestial for each quarter presented. The quarter ended September 30, 1999, however, includes the results of operations of Celestial two times as a result of the need to change Celestial's year end to be the same as that of Hain. Consequently, the quarter ended September 30, 1999 includes the following duplicated information for
Celestial: net sales of $19.9 million after reduction for 30- count supplement returns of $5.1 million; gross profit of $5.3 million after cost of sales charges of $4.0 million for the 30-count supplement product line; the $1.2 million charge related to the shareholder lawsuit settlement, and net loss of $3.9 million.

Seasonality

         Our tea business consists primarily of manufacturing and marketing hot tea products and as a result its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results, due to the timing and extent of these factors, can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance. In some future periods, our operating results may fall below the expectations of securities analysts and investors, which could harm our business.

Inflation

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

         The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

         o        interest rates on debt and cash equivalents, and
         o foreign exchange rates, generating translation and transaction gains and losses.

Interest Rates

         The Company centrally manages its debt and cash equivalents considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. Assuming year-end 2001 variable debt and cash equivalent levels, a one-point change in interest rates would not have a material impact on net interest income.

Foreign Operations

         Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. The Company's net sales to foreign customers represented less than 5% of total net sales for each of the three years ended June 30, 2001 and its results of operations during fiscal 2001 were not significant to the consolidated results of operations.

Item 8.           Financial Statements and Supplementary Data.

         The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

         Consolidated Balance Sheets - June 30, 2001 and 2000

         Consolidated Statements of Operations - Years ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows - Years ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity - Years ended June 30, 2001, 2000 and 1999

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

Report of Independent Auditors

The Stockholders and Board of Directors
The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedule of Celestial Seasonings, Inc. prior to its restatement for the 2000 pooling of interests described in Note 2, which statements reflect total revenues of $109,851,000 for the year ended September 30, 1999. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Celestial Seasonings, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the financial statements, in fiscal year 2000 the Company changed its method of accounting for start-up costs.

                                                     /s/ Ernst & Young LLP

Melville, New York
August 31, 2001

INDEPENDENT AUDITOR'S REPORT


To the Stockholder's and Board of Directors of Celestial Seasonings, Inc.

We have audited the consolidated statements of income, stockholders' equity and cash flows for the year ended September 30, 1999 (none of which are presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Celestial Seasonings, Inc. for the year ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Denver, Colorado
November 3, 1999

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
                                                               June 30,
                                                      --------------------------
                                                            2001        2000
                                                       ------------ ------------
                  ASSETS
Current assets:
Cash                                                       $ 26,643    $ 38,308
Accounts receivable, less allowance for doubtful             46,404      36,120
  accounts of $815 and $929
Inventories                                                  49,593      48,139
Recoverable income taxes                                      8,232       7,982
Deferred income taxes                                         3,740       8,724
Other current assets                                          4,168       3,611
                                                         ----------- -----------
Total current assets                                        138,780     142,884

Property, plant and equipment, net of accumulated            55,780      39,340
  depreciation and amortization of $25,551 and $19,471
Goodwill, net of accumulated amortization of $18,252        219,826     188,212
   and $13,109
Trademarks and other intangible assets, net of               38,230      40,265
  accumulated amortization of $6,794 and $5,594
Other assets                                                  9,077       5,316
                                                         ----------- -----------
Total assets                                              $ 461,693   $ 416,017
                                                         =========== ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                      $ 42,456    $ 43,039
Accrued merger related charges                                1,131       9,414
Current portion of long-term debt                             2,881         681
                                                         ----------- -----------
Total current liabilities                                    46,468      53,134

Long-term debt, less current portion                         10,718       5,622
Deferred income taxes                                         7,854       5,537
                                                         ----------- -----------

Total liabilities                                            65,040      64,293

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000            -           -
  shares, no shares issued
Common stock - $.01 par value, authorized 100,000,000           338         321
  shares, issued 33,771,124 and 32,147,261 shares
Additional paid-in capital                                  348,942     326,641
Retained earnings                                            48,626      25,037
Foreign currency translation adjustment                        (978)          -
                                                         ----------- -----------
                                                            396,928     351,999
Less: 100,000 shares of treasury stock, at cost                (275)       (275)
                                                         ----------- -----------
Total stockholders' equity                                  396,653     351,724
                                                         ----------- -----------

Total liabilities and stockholders' equity                $ 461,693   $ 416,017
                                                         =========== ===========

See notes to consoldiated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                  Year Ended June 30
                                                          -------------------------------------
                                                            2001         2000          1999
                                                         ----------  -------------  ------------

Net Sales                                                $ 412,880    $  403,543     $ 315,820
Cost of sales                                              234,643       227,417       169,141
                                                         ---------- -------------  ------------
Gross profit                                               178,237       176,126       146,679

Selling, general and administrative expenses               132,385       148,133       111,802
Merger costs                                                 1,032        15,633             -
Restructuring and other non-recurring charges                    -         4,933         1,200
Impairment of long-lived assets                                  -         3,468             -
Amortization of goodwill and other intangible assets         6,441         6,346         4,787
                                                         ---------- -------------  ------------

Operating income (loss)                                     38,379        (2,387)       28,890

Other income                                                 2,808         1,585             -
Interest and financing costs                                  (516)       (6,701)       (6,442)
                                                         ---------- -------------  ------------

Income (loss) before income taxes, extraordinary item       40,671        (7,503)       22,448
  and cumulative change in accounting principle
Provision for income taxes                                  17,082         3,900         8,931
                                                         ---------- -------------  ------------

Income (loss) before extraordinary item and                 23,589       (11,403)       13,517
  cumulative change in accounting principle

Extraordinary item - costs in connection with early              -        (1,940)            -
  extinguishment of debt, net of income tax benefit
  of $1,182 in 2000

Cumulative change in accounting principle, net of                -        (3,754)            -
  income tax benefit of $2,547
                                                         ---------- -------------  ------------

Net income (loss)                                         $ 23,589     $ (17,097)     $ 13,517
                                                         ========== =============  ============

Basic earnings per common share:
Income (loss) before extraordinary item and                  $ .71        $ (.41)        $ .56
  cumulative change in accounting principle
  Extraordinary item                                             -          (.07)            -
  Cumulative change in accounting principle                      -          (.13)            -
                                                         ---------- -------------  ------------

Net income (loss)                                            $ .71        $ (.61)        $ .56
                                                         ========== =============  ============

Diluted earnings per common share:
Income (loss) before extraordinary item and                  $ .68        $ (.41)        $ .51
  cumulative change in accounting principle
Extraordinary item                                               -          (.07)            -
Cumulative change in accounting principle                        -          (.13)            -
                                                         ---------- -------------  ------------

Net income (loss)                                            $ .68        $ (.61)        $ .51
                                                         ========== =============  ============
Weigted average common shares outstanding:
Basic                                                       33,014        27,952        24,144
                                                         ========== =============  ============
Diluted                                                     34,544        27,952        26,636
                                                         ========== =============  ============
                                                                                                                    .

See notes to consoldidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Year Ended June 30,
                                                                -------------------------------------
                                                                   2001          2000        1999
                                                                ------------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                  $ 23,589    $ (17,097)   $ 13,517
Adjustment for change in year-end of Celestial                            -        3,933           -
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
Non-cash merger related charge                                            -          175           -
Non-cash restructuring charge                                             -        1,994           -
Non-cash impairment of long-lived assets                                  -        3,468           -
Extraordinary item                                                        -        1,940           -
Cumulative change in accounting principle                                 -        3,754           -
Depreciation and amortization of property and equipment               6,287        4,986       2,530
Amortization of goodwill and other intangible assets                  6,441        6,053       4,787
Amorization of deferred financing costs                                 107          718         589
Provision for doubtful accounts                                         393          432         313
Deferred income taxes                                                 7,301        4,373          80
Gain on disposal of assets                                                -         (922)         63
Other                                                                    46           46          46
Increase (decrease) in cash attributable to changes in
  assets and liabilities, net of amounts applicable to
  acquired businesses:
Accounts receivable                                                  (6,514)       4,211      (5,033)
Inventories                                                             848       (8,607)      8,441
Other current assets                                                    604        2,090      (2,979)
Other assets                                                           (746)      (2,771)     (7,014)
Accounts payable and accrued expenses                               (19,119)       3,882      (1,164)
Recoverable taxes, net of income tax payable                          3,604       (2,094)      2,332
                                                                ------------  -----------  ----------

Net cash provided by operating activities                            22,841       10,564      16,508
                                                                ------------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                    (37,184)      (4,673)    (95,270)
Purchases of property and equipment and other                       (13,474)      (4,298)     (7,601)
  intangible assets
Proceeds from sale of assets                                              -        1,583         148
                                                                ------------  -----------  ----------

Net cash used in investing activities                               (50,658)      (7,388)   (102,723)
                                                                ------------  -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayments) from bank revolving credit facility, net        4,400       (5,080)     (6,270)
Proceeds from term loan facilities                                        -            -     190,000
Repayment of term loan facilities                                         -     (130,000)    (78,600)
Payments on economic development revenue bonds                         (366)        (317)       (300)
Costs in connection with bank financing                              (1,369)         (26)     (2,542)
Proceeds from private equity offering, net of expenses                    -      160,332           -
Proceeds from exercise of warrants and options, net of               13,685        9,354       4,490
  related expenses
Collections of receivables from equipment sales                           -            -         116
Payment of debt of acquired company                                       -            -     (20,678)
Payment of other long-term debt and other liabilities                  (217)        (278)     (1,882)
                                                                ------------  -----------  ----------

Net cash provided by financing activities                            16,133       33,985      84,334
                                                                ------------  -----------  ----------

Net (decrease) increase in cash and cash equivalents                (11,684)      37,161      (1,881)
Effect of exchange rate changes on cash                                  19            -           -
Cash and cash equivalents at beginning of year                       38,308        1,147       3,028
                                                                ------------  -----------  ----------

Cash and cash equivalents at end of year                           $ 26,643     $ 38,308     $ 1,147
                                                                ============  ===========  ==========



See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 2000 AND 2001
(In thousands, except per share and share data)


                                      Common Stock
                                 ---------------------- Additional                                    Foreign
                                              Amount     Paid-in    Retained     Treasury Stock     Currency           Comprehensive
                                   Shares     at $.01    Capital    Earnings    Shares    Amount   Trans. Adj.  Total  Income (Loss)
                                 ---------------------------------------------------------------------------------------------------

Balance at June 30, 1998          22,161,780    $ 222    $ 79,936   $ 24,684   100,000    $ (275)             $ 104,567

Issuance of shares in connection
 with the acquisitions
 of businesses                     1,716,111       17      39,733                                                39,750

Exercise of common stock warrants,
net of related expenses              340,930        3       1,986                                                 1,989

Exercise of stock options            471,658        5       2,638                6,400      (142)                 2,501

Retirement of treasury shares         (6,400)                (142)              (6,400)      142

Non-cash compensation charge                                   46                                                    46

Tax benefit from stock options                              2,119                                                 2,119

Net income                                                            13,517                                     13,517      13,517
                                 ---------------------------------------------------------------------------------------------------

Balance at June 30, 1999          24,684,079      247     126,316     38,201   100,000      (275)               164,489

Issuance of shares to Heinz, net
of related expenses                6,090,351       61     177,642                                               177,703

Conversion of promissory notes       442,538        4       9,973                                                 9,977

Exercise of common stock warrants,
 net of related expenses             345,853        3       1,922                                                 1,925

Exercise of stock options            584,440        6       7,423                                                 7,429

Non-cash compensation charge                                   46                                                    46

Tax benefit from stock options                              3,319                                                 3,319

Adjustment for change in year-end of Celestial                         3,933                                      3,933

Net loss                                                             (17,097)                                   (17,097)    (17,097)
                                 ---------------------------------------------------------------------------------------------------

Balance at June 30, 2000          32,147,261      321     326,641     25,037   100,000      (275)               351,724

Exercise of common stock warrants,
 net of related expenses             166,419        2         657                                                   659

Exercise of stock options          1,265,465       13      12,857                                                12,870

Issuance of common stock             191,979        2       5,714                                                 5,716

Non-cash compensation charge                                   46                                                    46

Tax benefit from stock options                              3,027                                                 3,027

Net income for the period                                             23,589                                     23,589

Comprehensive income:
Net income                                                                                                                   23,589

Translation adjustments                                                                               (978)        (978)       (978)
                                                                                                                        ------------

Total comprehensive income                                                                                                 $ 22,611
                                 ---------------------------------------------------------------------------------------============

Balance as June 30, 2001          33,771,124    $ 338   $ 348,942   $ 48,626   100,000    $ (275)   $ (978)   $ 396,653
                                 =======================================================================================



See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS:

         The Hain Celestial Group, is a natural, specialty and snack food company. The Company is a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings (R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin(R), Terra Chips(R), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry and refrigerated products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

         The Company and its subsidiaries operate in one business segment: the sale of natural, organic and other food and beverage products. During fiscal 2001, approximately 51% (as compared to 55% in 2000) of the Company's revenues were derived from products which are manufactured within its own facilities with 49% produced by various co-packers. In fiscal 2001, 2000 and 1999 there were no co-packers who manufactured 10% or more of the Company's products.

2.       Basis of Presentation

         The consolidated financial statements include the accounts of The Hain Celestial Group, Inc. (formerly known as The Hain Food Group, Inc. ("Hain")) and all wholly-owned subsidiaries (the "Company"). In the Notes to Consolidated Financial Statements, all dollar amounts, except per share amounts, are in thousands of dollars unless otherwise indicated.

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

         The Merger was accounted for as a pooling-of-interests and, accordingly, all prior period consolidated financial statements of Hain have been restated to include the results of operations, financial position and cash flows of Celestial. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis. The accompanying consolidated financial statements as of and for the year ended June 30, 1999 include Hain's June 30 fiscal year amounts combined with Celestial's September 30 fiscal year amounts. The consolidated financial statements as of and for the year ended June 30, 2000 include the financial position of both Hain and Celestial as of such date and the results of operations and cash flows of Hain and Celestial for the year then ended. Consequently, Celestial's results of operations and cash flows for the three- month period ended September 30, 1999 are included in both fiscal 2000 and 1999, which results in the need to eliminate such duplication by an adjustment to retained earnings. Since Celestial incurred a net loss of $3.9 million for the three month period duplicated, the adjustment to retained

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings adds back such loss. Summary information for Celestial's three- month period ended September 30, 1999 is as follows: net sales - $19.9 million; loss before income taxes - $7.3 million; net loss - $3.9 million; cash provided by operating activities - $1.1 million; cash used in investing activities - $4.1 million; and cash provided by financing activities - $3.4 million.

         The reconciliations of operating results of Hain and Celestial for the periods previously reported prior to the combination are as follows:


                                             Nine months ended   Year ended
                                              March 31, 2000    June 30, 1999
                                           -------------------------------------
Net sales:
 Hain                                            $ 226,100       $ 205,900
 Celestial                                         90,400         109,900
                                           -------------------------------------
 Combined                                        $ 316,500       $ 315,800
                                           -------------------------------------
Income before extraordinary item and
 cumulative change in accounting principle:
 Hain                                            $ 22,700        $ 11,000
 Celestial                                         4,200           2,500
                                           -------------------------------------
Combined                                         $ 26,900        $ 13,500
                                           -------------------------------------
Net income:
 Hain                                             $ 8,700        $ 11,000
 Celestial                                         3,400           2,500
                                           -------------------------------------
Combined                                         $ 12,100        $ 13,500
                                           -------------------------------------

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

Reclassifications:

         Certain reclassifications have been made to prior consolidated financial statements and notes thereto to conform to the current year presentation.

Foreign Currency Translation:

         Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders' equity and other comprehensive income.

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition:

         Sales are recognized upon the shipment of finished goods to customers. Allowances for cash discounts are recorded in the period in which the related sale is recognized.

Advertising Costs:

         Media advertising costs, which are included in selling, general and administrative expenses, amounted to $5,510, $1,980 and $7,349 for fiscal 2001, 2000 and 1999, respectively. Such costs are expensed as incurred.

Income Taxes:

         The Company follows the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted rates in effect in the years in which the differences are expected to reverse.

         Concentration of Credit Risk:

         Substantially all of the Company's trade accounts receivable are due from food distributors and food retailers located throughout the United States and Canada. The Company performs credit evaluations of its customers and generally does not require collateral. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations. During the year ended June 30, 2001, sales to two customers and their affiliates approximated 18% and 17%. These two customers accounted for 17% and 18%, respectively, for the year ended June 30, 2000 and approximately 18% each for the year ended June 30, 1999. At June 30, 2001 and 2000, these two customers and their affiliates accounted for approximately 28% and 32%, respectively, of total accounts receivable outstanding.

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

Shipping and Handling Costs:

         The Company includes costs associated with shipping and handling of its inventory as a component of cost of goods sold in the Consolidated Statements of Operations

         Fair Values of Financial Instruments:

         At June 30, 2001, the Company had $22.8 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. The Company has classified these securities as cash equivalents as the maturities of these instruments are less than three months. At June 30, 2001, the carrying value of these money market securities approximates their fair values. At June 30, 2000, the Company had no cash equivalents.

         The Company believes that the interest rates set forth in the Company's debt instruments approximate its current borrowing rate and, accordingly, the carrying amounts of such debt at June 30, 2001 and 2000 approximate fair value.

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

Accounting for the Impairment of Long-Lived Assets

         The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the asset may not be recoverable. The Company performs such a review at each balance sheet date whenever events and circumstances

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have occurred that indicate possible impairment. The Company considers continued operating losses and significant and long-term changes in prevailing market conditions to be its primary indicators of potential impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable. During fiscal year 2000, the Company wrote-off approximately $3.5 million of impaired long-lived assets. The write-off included $1.4 million of goodwill and $2.1 million of barter credits related to the Company's supplements products, which have experienced losses. The Company determined that the product line had become impaired and does not expect to recover their recorded values in the foreseeable future.

         Deferred Financing Costs:

         Eligible costs associated with obtaining debt financing are capitalized and amortized over the related lives of the applicable debt instruments, which approximates the effective interest method.

Earnings Per Share:

         The Company reports basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes any dilutive effects of options, warrants and convertible debt. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.


                                                 2001        2000         1999
                                              ----------  -----------  ---------
Numerator:
Income (loss) before extraordinary item and
 cumulative change in accounting
 principle - numerator for basic and
 diluted earnings per share                     $ 23,589   $ (11,403)   $ 13,517
Extraordinary item                                     -      (1,940)          -
Cumulative change in accounting principle              -      (3,754)          -
                                              ----------  -----------  ---------
Net income (loss)                               $ 23,589   $ (17,097)   $ 13,517
                                              ==========  ===========  =========
Denominator (in thousands):
Denominator for basic earnings (loss) per
 share - weighted average shares outstanding
 during the period                                33,014       27,952     24,144
Effect of dilutive securities (a):

  Stock options                                    1,304            -      1,863
  Warrants                                           226            -        629
                                              ----------  -----------  ---------
                                                   1,530            -      2,492
                                              ----------  -----------  ---------
Denominator for diluted earnings (loss) per
 share - adjusted weighted average shares
 and assumed conversions                          34,544       27,952     26,636
                                              ==========  ===========  =========
Basic earnings (loss) per share:
 Income (loss) before extraordinary item and
 cumulative change in accounting principle      $    .71    $   (.41)   $    .56
 Extraordinary item                                    -        (.07)          -
 Cumulative change in accounting principle             -        (.13)          -
                                              ----------  -----------  ---------
 Net income (loss)                              $    .71    $   (.61)   $    .56
                                              ==========  ===========  =========
Diluted earnings (loss) per share:
 Income (loss) before extraordinary item and
 cumulative change in accounting principle      $    .68    $   (.41)   $    .51
 Extraordinary item                                    -        (.07)          -
 Cumulative change in accounting principle             -        (.13)          -
                                              ----------  -----------  ---------
 Net income (loss)                              $    .68    $   (.61)   $    .51
                                              ==========  ===========  =========

(a) As of result of the net loss, the dilutive effect of options and warrants (aggregating 2,300 shares) are not shown as the results would be antidilutive.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the fourth quarter of fiscal 2000, the Company approved a plan to streamline and restructure certain non-core businesses and consolidate warehouses and information systems within the Company's distribution and operating network which resulted in a pre-tax charge of $3.7 million. In addition, in the first quarter of fiscal 2000, the Company entered into a settlement agreement related to a shareholder lawsuit (see Note 16) resulting in a one-time pre-tax charge of $1.2 million.

         The components of the $3.7 million restructuring charge are as follows:


Write-downs of property, plant and
 equipment and other assets                    $ 1,994
Lease exit costs                                 1,153
Severance and related benefits                     248
Other non-core business costs                      338
                                         -------------
                                               $ 3,733
                                         =============

         At June 30, 2000, the Company had accrued approximately $1.7 million of future costs associated with this restructuring charge. As of June 30, 2001, $.2 million of future cash outlays remain associated with this accrual.

         The write down of property, plant and equipment and other assets net of salvage value, primarily related to machinery and equipment and computer equipment within certain of the Company's distribution facilities, corporate information systems relating to an enterprise-wide program to upgrade its business information systems and computer hardware and software and other equipment and assets related to the restructuring of certain non-core business.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Sales Incentives:

         In May 2000, the Emerging Issues Task Force ("EITF") issued Issue 00-14, "Accounting for Certain Sales Incentives". Under the consensus, certain sales incentives must be recognized as a reduction of sales, rather than as an expense (the Company includes such sales incentives within selling, general and administrative expenses). In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Statement Characterization of Consideration from a Vendor to a Retailer", which expanded upon the types of consideration paid by vendors to retailers which are now considered sales incentives and, accordingly, should be classified as a reduction of sales, rather than as a component of selling, general and administrative expenses. This consensus is effective for fiscal quarters beginning after December 15, 2001 (the Company's March 2002 quarter). Upon application of these consensus', the Company's earnings for current and prior periods will not be changed, but rather a reclassification will take place within the Consolidated Statements of Operations for all periods presented for comparative purposes. The EITF changed the effective date of Issue 00-14 to coincide with the effective date of Issue 00-25.

         Had EITF 00-14 and 00-25 been adopted at the beginning of the fiscal years June 30, 2001 and 2000, the Company's net sales and selling, general and administrative expenses would have each been reduced by $72.5 million and $76.1 million, for the respective periods.

Accounting for Goodwill and Other Intangible Assets:

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided the first quarter financial statements have not been issued (the Company's first fiscal quarter is September 30, 2001 in fiscal 2002). Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an approximate increase in net income within a range between $1.8 million to $3 million (between $.05 to $.09 per share) per year. This initial estimate is subject to completion of certain purchase price valuation allocations from prior years acquisitions. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001 and it is expected that such impairment test will not have an effect on the earnings and financial position of the Company.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE:

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

7.       ACQUISITIONS:

         On June 8, 2001, the Company acquired privately-held Yves Veggie Cuisine, Inc. ("Yves") a Vancouver, British Columbia based company. Yves is a leading North American manufacturer, distributor and marketer of soy protein meat alternative products. The aggregate purchase price, including acquisition costs, amounted to approximately $34 million excluding the assumption of debt and capital leases of approximately $3 million. The purchase price was paid by approximately $32.5 million in cash and $1.5 million worth of common stock (61,500 shares). The aggregate purchase price paid over the net assets acquired amounted to approximately $31.5 million. The purchase price allocations have been made on a preliminary basis, subject to adjustment and it is expected to be completed in the second quarter of fiscal 2002.

         On January 18, 2001 the Company acquired privately held Fruit Chips B.V., ("Fruit Chips") a Netherlands based company. The Company subsequently renamed Fruit Chips, Terra Chips B.V. Terra Chips B.V. is a manufacturer and distributor of low fat fruit, vegetable and potato chips selling to European markets. The aggregate purchase price paid, including transaction costs was approximately $9.8 million consisting of both cash and stock. The aggregate purchase price paid over the net assets acquired was approximately $6.2 million.

         Unaudited pro forma results of operations for the years ended June 30, 2001 and 2000 reflecting the above acquisitions as if they occurred at the beginning of each year would not be materially different than the actual results for those years.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The above acquisitions have been accounted for as purchases and, therefore, operating results of the acquired businesses have been included in the accompanying financial statements from the dates of acquisition. Goodwill arising from the acquisitions is being amortized on a straight line basis over 40 years.

8.       INVENTORIES:

         Inventories consist of the following:

                                                            June 30
                                                   --------------------------
                                                        2001        2000
                                                   ------------  -----------
Finished goods                                         $ 29,933    $  28,730
Raw materials, work-in-process and packaging             19,660       19,409
                                                   ------------  -----------
                                                       $ 49,593    $  48,139
                                                   ============  ===========

9.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following at June 30:


                                                2001              2000
                                          ----------------- -----------------
Land                                               $  6,673          $  6,049
Building                                             13,611            10,579
Machinery & equipment                                42,861            33,890
Assets held for sale                                      -               197
Furniture and fixtures                                2,505             2,580
Leasehold improvements                                6,818             5,014
Construction in progress                              8,863               502
                                          ----------------- -----------------
                                                     81,331            58,811
Less:
Accumulated depreciation and amortization            25,551            19,471
                                          ----------------- -----------------
                                                   $ 55,780          $ 39,340
                                          ================= =================

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Included within machinery and equipment are assets held under capital leases with net book values at June 30, 2001 and 2000 of $3 million and $.2 million, respectively.

10.      LONG-TERM DEBT:

         Long-term debt at June 30 consists of the following:


                                                       2001          2000
                                                   ------------- -------------
Senior revolving credit facilities payable to
  banks(A)                                              $  4,400        $    -
Convertible Promissory Notes (B)                              23            23
Capital leases on machinery and equipment and
 other debt instruments (C)                                2,648           847
Economic Development Revenue Bonds due in monthly
 installments through November
 1, 2009, interest payable monthly at variable
 rates (D)                                                 5,067         5,433
Mortgage loan (E)                                          1,461             -
                                                   ------------- -------------
                                                          13,599         6,303
Current Portion                                            2,881           681
                                                   ------------- -------------
                                                        $ 10,718      $  5,622
                                                   ============= =============

(A)      Senior Revolving Credit Facilities

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

         In June 2000, using the proceeds received from the sale of common stock to Heinz (see Note 12), all amounts then outstanding under the Facility were prepaid and the Facility was terminated. As a result, the Company incurred an extraordinary charge in connection with this early extinguishment of debt of approximately $1.9 million (net of tax benefit of approximately $1.2 million) for the write-off of related unamortized deferred financing costs.

         In March 2001, the Company entered into a new $240 million Senior Revolving Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a four year, $145 million revolving credit facility (initially this revolving facility is priced at LIBOR plus 1.00%) and a $95 million 364-day facility (the 364-day facility is also initially priced at LIBOR plus 1.00%). The Senior Credit Facility is unsecured, but guaranteed by all current and future direct and indirect domestic subsidiaries of the Company. This Senior Credit Facility also includes customary affirmative and negative covenants for transactions of this nature. The Company's outstanding revolving credit loans under these facilities bears interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus 0.50% per annum) or, at the Company's option, the reserve adjusted LIBOR rate

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plus the applicable margin (as defined in the Senior Credit Facility). As of June 30, 2001, $4.4 million was borrowed under the revolving facility at 5.94%.

         On November 2, 1998, Celestial entered into a three-year credit facility which includes a revolving credit loan of up to $15,000,000, and a standby letter of credit commitment in the amount of $6,100,000 (the "Letter of Credit Facility") to support outstanding Economic Development Revenue Bonds issued to finance Celestial's manufacturing facility. Borrowings under the credit facility carried interest at rates ranging from LIBOR plus 0.50% to the Federal Funds Rate plus .75%, subject to increases if the Company failed to achieve certain future operating results. The Letter of Credit Facility included annual financing fees of 0.50%, and loans resulting from a draw under the Letter of Credit Facility carried interest at a rate equal to the interest rate then applicable to the Revolving Loan. The Letter of Credit Facility expires on November 2, 2002. The revolving credit loan was terminated.

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

(C) Capital Leases and Other Debt Instruments

         Capital leases on machinery and equipment of $2,177 bear interest ranging from 7.25% to 10% and are due in monthly installments through January 2006.

         The aggregate minimum future lease payments for all capital leases at June 30, 2001 are as follows:


2002                      $   626
2003                          557
2004                          434
2005                          255
2006                           42
Thereafter                    263
                  ---------------
                           $ 2,177
                  ===============

         The other long-term debt primarily relates to an acquisition NNG consummated on January 12, 1999. Prior to the acquisition of NNG by the Company, an $800,000 nonconvertible promissory note bearing interest at prime (6.75% at June 30, 2001), was issued to the seller. This promissory note requires principal installments starting June 30, 1999 through December 31, 2002.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)      Economic Development Bonds

         Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (3.02% at June 30, 2001) and are secured by a letter of credit. The Bonds mature December 1, 2009. The Bonds can be tendered monthly to the Bond trustee at face value plus accrued interest, with payment for tendered Bonds made from drawdowns under the letter of credit.

(E)      Mortgage Loan

         As part of the Yves acquisition on June 8, 2001, the Company assumed a mortgage loan on the land and building occupied by Yves. The mortgage loan of $1,461 is repayable in blended monthly installments, including principal with interest at 7.65% (floating at Government of Canada 5 year bond rates plus 1.5%) per annum; with a balloon payment of $1.4 million due April 1, 2002. The mortgage is secured by such land and building and a general security agreement over certain machinery and equipment.

         Maturities of all debt instruments at June 30, 2001, are as follows:


2002                   $ 2,881
2003                     1,192
2004                       992
2005                     5,255
2006                       742
Thereafter               2,537
               ---------------
                      $ 13,599
               ===============

         Interest paid during the years ended June 30, 2001, 2000 and 1999 amounted to $412, $7,224 and $5,091 respectively.

11.      INCOME TAXES:

         The provision for income taxes for the years ended June 30, 2001, 2000 and 1999 is presented below. The table excludes the tax benefits applicable to the extraordinary charges and the cumulative change in accounting principle in 2000.

                                 2001              2000              1999
                           ----------------  ---------------- ------------------
Current:
Federal                           $   8,145         $   2,615          $   7,548
State                                 1,480               389              1,303
Foreign                                 156                 -                  -
                           ----------------  ---------------- ------------------
                                      9,781             3,004              8,851
Deferred Federal and State            7,301               896                 80
                           ----------------  ---------------- ------------------
Total                             $  17,082         $   3,900          $   8,931
                           ================  ================ ==================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Components of the Company's deferred tax asset/(liability) as of June 30 are as follows:


                                                       2001          2000
                                                  -------------  ------------
Current deferred tax assets:
 Basis difference on inventory                         $  1,110      $  1,244
 Allowance for doubtful accounts                            315           981
 Net operating loss carryovers                            1,552         2,034
 Reserves not currently deductible                          763         4,465
                                                  -------------  ------------
Current deferred tax assets                               3,740         8,724
                                                  -------------  ------------
Noncurrent deferred tax assets/(liabilities):
 Difference in amortization                             (6,759)       (4,560)
 Basis difference on property and equipment             (2,407)       (3,342)
 Net operating loss carryovers                            1,312         2,365
                                                  -------------  ------------
Noncurrent deferred tax assets/(liabilities), net       (7,854)       (5,537)
                                                  -------------  ------------
                                                      $ (4,114)      $  3,187
                                                  =============  ===============

         Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company's provision for income taxes for the years ended June 30 are as follows:

                              2001    %      2000         %      1999        %
                            ------- ------- --------  -------- --------- -------
Expected U.S. federal
 income tax at
 statutory rate              $14,235  35.0% $ (2,626)   35.0 %   $ 7,826   35.0%
State income taxes,
 net of federal benefit        1,949    4.8       569    (7.6)       617     2.7
Goodwill amortization          1,535    3.8     1,576   (21.0)     1,016     4.5
Merger related expenses            -      -     4,654   (62.0)         -       -
Contributions                      -      -     (610)      8.1     (582)   (2.6)
Other                                 (1.6)       337    (4.5)        54      .2
                               (637)
                           --------- ------ --------- -------- --------- -------
Provision for income taxes   $17,082  42.0%  $  3,900  (52.0)%  $  8,931   39.8%
                           ========= ====== ========= ======== ========= =======

         Income taxes paid during the years ended June 30, 2001, 2000 and 1999 amounted to $6,126, $4,909 and $5,442, respectively.

         At June 30, 2001, the Company had net operating loss carryforwards ("NOLS") of approximately $7,402 which were acquired in previous years. These NOL's begin expiring in fiscal 2010. Under U.S. income tax regulations, the utilization of the NOL's is subject to annual limitations as a result of the changes in control of the acquired entities, as well as limitations regarding the use of the NOL's against income other than that earned by the acquired business (referred to as "SRLY" limitations). Despite these restrictions, as a result of new regulations issued by the Internal Revenue Service effective June 25, 1999, which had the effect of relaxing the SRLY limitations, the Company expects to fully utilize all of the acquired NOL's prior to expiration and, therefore, has not provided a valuation allowance on the related tax assets. The impact of the change in the tax regulations has been included in the application of purchase accounting for the business acquired.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      STOCKHOLDERS' EQUITY:

Common Stock:

         In connection with the acquisition of businesses from The Shansby Group and other investors, a portion of the purchase price was paid by the issuance of 1,716,111 shares of the Company's common stock with a market value of $39.8 million.

         In September 1999, the Company entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally, and purchased from Heinz the trademarks of its Earth's Best baby food line of products. In connection with the alliance, the Company issued 2,837,343 shares (the "Investment Shares") of its common stock, par value $.01 per share (the "Common Stock") to a wholly owned subsidiary of Heinz (the "Heinz Subsidiary"), for an aggregate purchase price of $82.4 million under a Securities Purchase Agreement dated September 24, 1999 between the Company and the Heinz Subsidiary. The Company used $75 million of the proceeds from this to reduce its borrowings under its credit facility. The remainder of the proceeds were used to pay transaction costs and for general working capital purposes. In consideration for the trademarks, the Company paid a combination of $4.6 million in cash and 670,234 shares of Common Stock, valued at $17.4 million(the "Acquisition Shares" and together with the Investment Shares, the "Shares"). This purchase agreement terminates a license agreement dated April 1, 1999 between the Company and Heinz whereby the Company was granted exclusive sale and distribution rights of Earth's Best baby food products into the United States retail grocery and natural food channel. With the acquisition of these trademarks, the Company is able to sell, market and distribute Earth's Best products both domestically and internationally and have a more efficient means to develop new products. In connection with the issuance of the Shares, the Company and the Heinz Subsidiary have entered into an Investor's Agreement dated September 24, 1999 that sets forth certain restrictions and obligations of the Company and the Heinz Subsidiary and its affiliates relating to the Shares, including restrictions and obligations relating to (1) the appointment by the Company of one member to its Board of Directors nominated by the Heinz Subsidiary and one member jointly nominated by the Heinz Subsidiary and the Company, (2) an 18-month standstill period (which expired in March 2001) during which the Heinz Subsidiary and its affiliates may not purchase or sell shares of Common Stock, subject to certain exceptions, (3) a right of first offer granted to the Company by Heinz and its affiliates to the Company upon the sale of Shares by the Heinz Subsidiary and its affiliates following the standstill period, (4) preemptive rights granted to the Heinz Subsidiary and its affiliates relating to the future issuance by the Company of shares of capital stock and
(5) confidentiality.

         Included as part of the alliance was a provision that the Heinz Subsidiary would have the preemptive right to purchase additional equity in the Company to maintain its investment level at 19.5% of the outstanding stock of the Company. The Heinz Subsidiary investment level was diluted following the acquisition by the Company of Celestial Seasonings on May 30, 2000. Under the terms of the agreement, on June 20, 2000 the Company issued 2,582,774 shares of its common stock, par value $.01 per share to the Heinz Subsidiary for an aggregate purchase price of approximately $79.7 million.

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

         As part of the Yves and Fruit Chips acquisitions consummated during fiscal 2001, 185,330 common shares were issued to the sellers, valued at approximately $5.6 million in the aggregate.

Preferred Stock:

         The Company is authorized to issue "blank check" preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company's Common Stock. As at June 30, 2001 and 2000, no preferred stock was issued or outstanding.

Warrants:

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

         Since fiscal 1997, the Company issued a total of 300,000 warrants in connection with services rendered by third party consultants at prices ranging from $4.13 to $10.00 per share. 250,000 of these warrants were exercised during fiscal 2000, resulting in proceeds of $1.6 million. In accordance with the then existing term loan facility, 50% of the proceeds were used to pay down the term loan with the remainder used for working capital purposes. In fiscal 2001, the remaining 50,000 warrants were exercised via a cashless exercise resulting in the issuance of 35,653 shares.

         In connection with the acquisition of Westbrae on October 14, 1997 and the related bank refinancing, the Company issued a warrant to its bank to acquire 114,294 shares of the Company's common stock at an exercise price of $11.418. The value ascribed to this warrant of approximately $.4 million is

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

being amortized over six years. In July 1998, the bank exercised these warrants via a cashless exercise resulting in the issuance to the bank of 63,647 common shares. In addition, the Company issued warrants to Argosy Investment Corp. ("Argosy") to acquire 100,000 shares of the Company's common stock at an exercise price of $12.688. The value ascribed to these warrants of approximately $.4 million has been included in the costs of the acquisition of Westbrae. In fiscal 2001, Argosy exercised 26,666 of these warrants, resulting in proceeds of $.3 million, which proceeds were used for working capital purposes.

         In fiscal years 2001 and 2000, Argosy exercised warrants previously granted in 1994 to acquire 104,100 and 95,853, respectively, of the Company's common stock at an exercise price of $3.25. The proceeds were utilized for working capital purposes as the Company had already paid down its term and revolver loans. At June 30, 2001, 322,764 of these warrants remain available for exercise.

13.      STOCK OPTION PLANS:

Hain:

         In December 1994, the Company adopted the 1994 Long-Term Incentive and Stock Award Plan ("Plan"), which amended and restated the Company's 1993 stock option plan. On December 9, 1997, the stockholders of the Company approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 345,000 to 1,200,000 shares. In December 1998, the Plan was further amended to increase the number of shares issuable by 1,200,000 bringing the total shares issuable under this plan to 2,400,000. In December 1999, the Plan was further amended to increase the number of shares issuable by 1,000,000 bringing the total shares issuable under this plan to 3,400,000. In May 2000, the Plan was further amended to increase the number of shares issuable by 3,000,000 bringing the total shares issuable under this plan to 6,400,000. The Plan provides for the granting of incentive stock options to employees, directors and consultants to purchase shares of the Company's common stock. All of the options granted to date under the Plan have been incentive and non-qualified stock options providing for exercise prices equivalent to the fair market price at date of grant, and expire 10 years after date of grant. Vesting terms are determined at the discretion of the Company. During 1999, options to purchase 1,175,600 shares were granted at prices from $12.125 to $21.50 per share. During 2000, options to purchase 372,550 shares were granted at prices ranging from $21.188 to $33.50 per share. During 2001, options to purchase 1,339,100 shares were granted at prices ranging from $27.125 to $36.6875 per shares. At June 30, 2001, 2,332,325 options were available for grant under this plan.

         The Company's Chief Executive Officer ("CEO") was granted 125,000 of the options granted in 1998, that had been conditionally granted to him at $4.8125 per share on the date of grant (June 30, 1997) pending approval of an increase in the number of shares available for grant (approved by shareholders on December 9, 1997). The Company will incur a straight line non-cash compensation charge ($46 annually) over the 10-year vesting period based on the excess ($.5 million) of the market value of the stock options

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($8.50 per share) on December 9, 1997 compared to $4.8125 per share market value on the date of grant.

         In December 1995, the Company adopted a Directors Stock Option Plan. The Plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 300,000 shares of the Company's common stock. In December 1998, the Director Stock Option Plan was amended to increase the number of shares issuable from 300,000 to 500,000. In December 1999, the Director Stock Option Plan was amended to increase the number of shares issuable by 250,000, bringing the total shares issuable under this plan to 750,000. During 1999, options for an aggregate of 95,000 shares were granted at a price of $17.625 per share. During 2000, options for an aggregate of 103,500 shares were granted at prices of $23.25 and $26.063 per share. In December 2000, options for an aggregate of 140,000 shares were granted at prices ranging from $27.75 to $32.125 per shares. The remaining available shares in this Director Plan have been canceled and no future grants are available on this plan effective January 2001.

         In May 2000, the Company adopted a new Directors Stock Option Plan. The Plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of the Company's stock. At June 30, 2001, no options were granted under this plan.

         The Company also has a 1993 Executive Stock Option Plan pursuant to which it granted its CEO options to acquire 600,000 shares of the Company's common stock. As a result of the Company achieving certain sales thresholds, all of such shares are currently exercisable. The exercise price of options designed to qualify as incentive options is $3.58 per share and the exercise price of non-qualified options is $3.25 per share. During fiscal 2001, options to purchase 65,000 shares were exercised at June 30, 2001. The options expire in 2003.

Celestial:

         In conjunction with the Merger as previously discussed, all outstanding Celestial options became fully vested as of May 30, 2000. All amounts have been restated to reflect the conversion of the Celestial stock to Hain stock at a ratio of 1.265:1.

         During 1991, Celestial adopted an incentive and non-qualified stock option plan that provided for the granting of options to purchase up to 116,663 shares of Celestial's common stock to employees. The options generally vested over a four year period and expired ten years from the grant date. No grants were made under the plan and no further grants are available under this plan.

         In 1991, Celestial granted options to an executive officer to purchase 241,944 shares of the Company's common stock in connection with capital contributions made by the officer and certain other agreements. Such options were immediately vested at the grant date, are exercisable at a weighted average price per share of $3.90 and expire in 2031.

         During 1993, Celestial adopted an incentive and non-qualified stock option plan that provided for the granting of awards for up to 331,430 shares

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In 1993, Celestial granted options to purchase 25,300 shares of Celestial common stock to a director of Celestial. The options vested over a three-year period and expire ten years from the grant date. During fiscal 2001, all of these options were exercised.

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

         In 1997, Celestial granted options to an executive officer to purchase 417,450 shares of Celestial's common stock. The options were granted in connection with the officer's employment agreement, initially vested over a five-year period, are exercisable at $8.70 per share and expire ten years from the grant date. During 2001, all of these options were exercised.

Employee stock purchase plan:

         Under Celestial's Employee Stock Purchase Plan (the "Plan") Celestial is authorized to issue up to 66,286 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase Celestial's common stock. The purchase price of the stock is 85 percent of the lower of the market price at the beginning or end of each six month participation period. Approximately 30 percent of eligible employees have participated in the Plan in the last three years. Under the Plan, Celestial has sold approximately 5,300 shares for the year ended June 30, 2001 and 10,000 shares for each of the years ended June 30, 2000 and 1999.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock options. Under APB 25, when the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro-forma information regarding net income(loss) and net income(loss) per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free interest rates ranging from 4.78% to 6.77%; no dividend yield; volatility factors of the expected market price of the Company's Common Stock of approximately 93% for fiscal 2001, 90% for fiscal 2000 and 57% for fiscal 1999; and a weighted-average expected life of the options of five years at June 30, 2001, 2000 and 1999.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                 2001             2000               1999
                            --------------  -----------------  ----------------
Pro forma net income(loss)      $  8,515         $ (23,033)           $ 2,897
Pro forma diluted net           $    .25         $    (.82)           $   .11

         A summary of the transactions pursuant to the Company's stock option plans for the three years ended June 30, 2001 follows:


                                      2001                             2000                            1999
                        --------------------------------  ------------------------------- -------------------------------
                                             Weighted                         Weighted                        Weighted
                                              Average                         Average                          Average
                                             Exercise                         Exercise                        Exercise
                             Options           Price          Options          Price          Options           Price
                        -----------------  -------------  ---------------- -------------- ----------------  -------------
Outstanding at
beginning of year               3,997,106        $ 12.91         4,076,088        $ 11.83        3,042,210        $  7.80
Granted                         1,479,100          27.55           632,710          23.05        1,630,493          18.02
Exercised                     (1,265,465)          10.16         (572,442)          15.03        (459,592)           5.56
Terminated                        (7,883)          20.12         (139,250)          18.63        (137,023)          16.78
                        -----------------  -------------  ---------------- -------------- ----------------  -------------
Outstanding at end of
year                            4,202,858        $ 18.01         3,997,106        $ 12.91        4,076,088        $ 11.83
                        =================  =============  ================ ============== ================  =============
Exercisable at end of
year                            3,444,219        $ 16.17         3,553,964        $ 11.75        2,831,522        $  9.84
                        =================  =============  ================ ============== ================  =============
Weighted average
fair value of options
granted during year            $    20.24                        $   15.23                       $    7.92
                        =================  =============  ================ ============== ================  =============


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table summarizes information for stock options outstanding at June 30, 2001:



                    Options Outstanding                      Options Exercisable
----------------------------------------------------------- --------------------

                                 Weighted
                                 Average        Weighted                Weighted
 Range of                       Remaining       Average                  Average
 Exercise         Options      Contractual      Exercise     Options    Exercise
  Prices        Outstanding        Life          Price     Exercisable    Price
-------------- ------------- --------------  ------------- ------------- -------

  $2.94 - $4.83  1,031,142         9.4        $  3.85      1,031,142    $ 3.85
   7.00 - 14.67    162,520         4.8          10.30        158,621     10.23
  14.67 - 18.34    771,506         7.2          16.97        771,506     16.97
  18.34 - 22.01    397,110         7.6          19.82        376,161     19.75
  22.01 - 25.68    358,630         7.3          22.83        206,639     22.96
  25.68 - 29.35  1,265,150         8.9          26.88        740,000     26.69
  29.35 - 33.01    176,800         9.4          31.56        140,150     31.87
  33.01 - 36.68     40,000         9.0          35.49         20,000     35.49
                ------------- -----------------------  ------------- -----------
                    4,202,858      8.3       $ 18.01      3,444,219    $ 16.17
                ============= =======================  ============= ===========

Shares of Common Stock reserved for future issuance as of June 30, 2001 are as follows:


Stock options                         7,410,183
Warrants                                396,098
Employee stock purchase plan              3,244
Convertible promissory notes              4,656
                                    -----------
                                      7,814,181
                                    ===========

14.      LEASES:

         The Company's corporate headquarters are located in leased office space in Uniondale, New York, under a lease which expires in October 2003. The Company will be relocating its corporate headquarters in November 2001 to 58 South Service Road, Melville, New York, occupying approximately 35,000 square feet. Its now existing lease will be terminated without penalty. This new lease runs through November 2012 with a current annual rental of approximately $1.3 million. In addition, the Company leases manufacturing and warehouse space under leases which expire through fiscal 2007. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The aggregate minimum future lease payments for these operating leases at June 30, 2001 are as follows:


2002             $ 4,128
2003               4,089
2004               3,702
2005               2,552
2006               2,734
Thereafter        10,871
              ----------
                $ 28,076
              ==========

         Rent expense charged to operations for the years ended June 30, 2001, 2000 and 1999 was approximately $3,442, $3,217 and $1,823, respectively.

15.      DEFINED CONTRIBUTION PLANS

         The Company has a 401(k) Employee Retirement Plan ("Plan") to provide retirement benefits for eligible employees. All full-time employees of the Company and its subsidiaries who have attained the age of 21 are eligible to participate upon completion of 30 days of service. The subsidiaries of NNG and Yves Veggie Cuisine each have their own separate 401 (k)employee retirement plan. Employees within those subsidiaries, who meet their respective eligibility requirements, may participate in those plans. The Company's Celestial Seasonings subsidiary has a contributory thrift plan. Each year, based on the achievement of certain targeted operating results, the Company can contribute to the plan an amount equal to 1% to 2.5% of thriftable wages. In addition, the Company matches a portion (currently 50%) of participant contributions up to the limits provided under the plan. Participants may elect to make voluntary contributions to the Plan in amounts not exceeding federal guidelines. On an annual basis, the Company may, in its sole discretion, make certain matching contributions. For the years ended June 30, 2001, 2000 and 1999, the Company made contributions to the Plans of $614, $464 and $603, respectively.

16.      LITIGATION:

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

however, the court of appeals reversed the decision of the district court and returned the case to the district court for further proceedings. The case was certified as a class action.

         On November 4, 1999, Celestial reached a settlement with the plaintiff, which resulted in a pre-tax charge of $1.2 million during Celestial's fourth quarter of its fiscal year ending 1999. The settlement was subject to completion of a definitive settlement stipulation to be filed in the district court and court approval of the settlement. On April 25, 2000, the settlement was approved by the courts. The settlement has become final. The Company does not expect any additional shareholder lawsuits related to this matter.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

                                                        PART III

Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 11, 2001, at which meeting the stockholders will vote upon election of the directors. This information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                                         PART IV
Item 14.          Exhibits, Financial Statement Schedule, and Reports on
                  Form 8-K.

(a) (1)           List of Financial statements

         Consolidated Balance Sheets - June 30, 2001 and 2000

         Consolidated Statements of Operations - Years ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows - Years ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity - Years ended June 30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

   (2)            List of Financial Statement Schedule

         Valuation and Qualifying Accounts (Schedule II)

   (3)            List of Exhibits


3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).
3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registrant's
              Registration Statement on Form S-4 (Commission File
              No. 333-33830) filed with the Commission on April 24,
              2000).
4.1 Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No.1 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).
4.2           1993 Executive Stock Option Plan (incorporated by reference to
              Exhibit 4.2 of Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES


4.3           Amended and Restated 1994 Long Term Incentive and Stock
              Award Plan (included as Annex F to the Joint Proxy
              Statement/Prospectus contained in the Registrant's
              Registration Statement on Form S-4 (Commission File
              No. 333-33830) filed with the Commission on April 24,
              2000).
4.4           1996 Directors Stock Option Plan (incorporated by
              reference to Appendix A to the Registrant's Notice of
              Annual Meeting of Stockholders and Proxy Statement dated
              November 4, 1996).
4.5           2000 Directors Stock Option Plan (included as Annex G to
              the Joint Proxy Statement/Prospectus contained in the
              Registrant's Registration Statement on Form S-4
              (Commission File No. 333-33830) filed with the
              Commission on April 24, 2000).
10.1a         Credit Agreement dated as of March 29, 2001 by and among the
              Registrant and Fleet National Bank, as administrative agent,
              Suntrust Bank, as syndication agent, HSBC Bank USA, as
              documentation agent, and the lenders party thereto, as amended.
10.2          Investor's Agreement among the Registrant, Boulder Inc.
              (formerly Earth's Best, Inc.) and Irwin D. Simon dated
              September 24, 1999 (incorporated by reference to
              Exhibit 10.2 of the Registrant's Current Report on
              Form 8-K filed with the Commission on September 30,
              1999).
10.3          Registration Rights Agreement between the Registrant and
              Boulder Inc. (formerly Earth's Best, Inc.), dated
              September 24, 1999 (incorporated by reference to
              Exhibit 10.3 of the Registrant's Current Report on
              Form 8-K filed with the Commission on September 30,
              1999).
10.4          Form of Change in Control Agreement for Executive Officers
              (incorporated by reference to Exhibit 10.1 of the Registrant's
              Quarterly Report on Form 10-Q for the fiscal quarter ended
              September 30, 2000 filed with the Commission on November 14,
              2000).
10.5          Employment Agreement for Chief Executive Officer
              (incorporated by reference to Exhibit 10.2 of the
              Registrant's Quarterly Report on Form 10-Q for the
              fiscal quarter ended September 30, 2000 filed with the
              Commission on November 14, 2000).
21            Subsidiaries of Registrant
23            Consent of Independent Auditors - Ernst & Young LLP
23.1          Consent of Independent Auditors - Deloitte & Touche LLP
23.2          Independent Auditors Report for Financial Statement Schedule
              - Deloitte & Touche LLP
a - Filed herewith

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

(b)      Reports on Form 8-K

         On August 20, 2001, the Company filed a report on Form 8-K disclosing an announcement concerning expected revenues and an earnings per share range for its fiscal fourth quarter ended June 30, 2001.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       Column A                         Column B          Column C              Column D      Column E
                                                                         Additions
                                                       Balance at  Charged to Charged to other                Balance at
                                                        beginning  costs and    accounts -      Deductions     end of
                                                        of period   expenses    describe         describe      period
------------------------------------------------------ ----------  ---------- ---------------  -------------- ----------
Year Ended June 30, 2001 Deducted from asset accounts:
  Allowance for doubtful accounts                        $    929     $   393     $    41 (1)     $   548 (2)    $   815
Year Ended June 30, 2000
 Deducted from asset accounts:
  Allowance for doubtful accounts                        $  1,287     $   432     $   100 (1)     $   890 (2)    $   929
Year Ended June 30, 1999
 Deducted from asset accounts:
  Allowance for doubtful accounts                        $    859     $   313     $   316 (1)     $   201 (2)    $ 1,287




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

Date: September 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                       Date

/s/ Irwin D. Simon          President, Chief          September 28, 2001
-----------------------
Irwin D. Simon              Executive Officer
                            and Chairman of the
                            Board of Directors

/s/ Mo Siegel               Vice Chairman of the      September 28, 2001
-----------------------
Mo Siegel                   Board of Directors

/s/ Gary M. Jacobs          Executive Vice President,
-----------------------
Gary M. Jacobs              Finance and Chief
                            Financial Officer         September 28, 2001

/s/ Andrew Heyer            Director                  September 28, 2001
-----------------------
Andrew R. Heyer

/s/ Beth L. Bronner         Director                  September 28, 2001
-----------------------
Beth L. Bronner

/s/ Jack Futterman          Director                  September 28, 2001
-----------------------
Jack Futterman

/s/ James Gold              Director                  September 28, 2001
-----------------------
James S. Gold

/s/ Joseph Jimenez          Director                  September 28, 2001
-----------------------
Joseph Jimenez

/s/ Roger Meltzer           Director                  September 28, 2001
-----------------------
Roger Meltzer

/s/ Marina Hahn             Director                  September 28, 2001
-----------------------
Marina Hahn

/s/ Gregg Ostrander         Director                  September 28, 2001
-----------------------
Gregg Ostrander