Form 10-Q
period 2001-09-30
HAIN CELESTIAL GROUP INC
filed 2001-11-13
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended: 09/30/01       Commission file number: 0-22818
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


33,617,121 shares of Common Stock $.01 par value, as of November 9, 2001.

                                          THE HAIN CELESTIAL GROUP, INC.
                                                       INDEX


                                                                           Page
Part I              Financial Information

Item 1.             Financial Statements

           Consolidated Balance Sheets - September 30, 2001
           (unaudited) and June 30, 2001                                     2

           Consolidated Statements of Income - Three months
           ended September 30, 2001 and 2000 (unaudited)                     3

           Consolidated Statements of Cash Flows - Three months
           ended September 30, 2001 and 2000 (unaudited)                     4

           Consolidated Statement of Stockholders' Equity -
           Three months ended September 30, 2001 (unaudited)                 5

           Notes to Consolidated Financial Statements                   6 - 11


Item 2.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12 - 14


Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                                14

Part II             Other Information

           Items 1, 2 and 3 to 5 are not applicable

           Item 6 - Exhibits and Reports on Form 8-K                        15

           Signatures                                                       16

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)


                                                         September 30, 2001 June 30, 2001
                                                           --------------   --------------
                                    ASSETS                    (Unaudited)        (Note)
Current assets:
Cash                                                           $ 13,990         $ 26,643
Accounts receivable, less allowance for doubtful                 54,005           42,668
  accounts of $998 and $815
Inventories                                                      52,595           49,593
Recoverable income taxes                                          4,800            8,232
Deferred income taxes                                             3,740            3,740
Other current assets                                              8,711            7,904
                                                            ------------   --------------
Total current assets                                            137,841          138,780

Property, plant and equipment, net of accumulated                61,301           55,780
  depreciation and amortization of $27,410 and $25,551
Goodwill, net                                                   219,428          219,826
Trademarks and other intangible assets, net                      38,261           38,230
Other assets                                                     10,557            9,077
                                                            ------------   --------------
Total assets                                                  $ 467,388        $ 461,693
                                                            ============   ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                          $ 46,713         $ 43,587
Current portion of long-term debt                                 2,801            2,881
                                                            ------------   --------------
Total current liabilities                                        49,514           46,468

Long-term debt, less current portion                             10,483           10,718
Deferred income taxes                                             7,854            7,854
                                                            ------------   --------------
                                                                 67,851           65,040
Total liabilities

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000                -                -
  shares, none issued
Common stock - $.01 par value, authorized 100,000,000               338              338
  shares, issued 33,771,905 and 33,771,124 shares
Additional paid-in capital                                      348,966          348,942
Retained earnings                                                54,069           48,626
Foreign currency translation adjustment                          (2,440)            (978)
                                                            ------------   --------------
                                                                400,933          396,928
Less: 156,917 and 100,000 shares of treasury stock, at cost      (1,396)            (275)
                                                            ------------   --------------
Total stockholders' equity                                      399,537          396,653
                                                            ------------   --------------

Total liabilities and stockholders' equity                    $ 467,388        $ 461,693
                                                            ============   ==============


Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
                                                Three Months Ended September 30,
                                                   ---------------------------
                                                         2001           2000
                                                    ------------ --------------
                                                            (Unaudited)
Net Sales                                              $ 104,866     $  93,653
Cost of sales                                             63,460        53,245
                                                   -------------   -----------
Gross profit                                              41,406        40,408

Selling, general & administrative expenses                32,299        28,859
Merger costs                                                   -         1,032
                                                   --------------   -----------

Operating income                                           9,107        10,517

Interest expense (income), net                               329          (526)
                                                   --------------   -----------

Income before income taxes                                 8,778        11,043
Provision for income taxes                                 3,335         4,638
                                                   --------------   -----------

Net income                                               $ 5,443       $ 6,405
                                                   ==============   ===========

Basic earnings per common share:
Net income                                                $ 0.16        $ 0.20
                                                   ==============   ===========

Diluted earnings per common share:
Net income                                                $ 0.16        $ 0.19
                                                   ==============   ===========

Weigted average common shares outstanding:
Basic                                                     33,665        32,095
                                                   ==============   ===========

Diluted                                                   34,634        34,019
                                                   ==============   ===========

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                             Three Months Ended September 30,
                                                            ----------------------------------
                                                                   2001            2000
                                                             ---------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                             (Unaudited)

Net income                                                        $ 5,443         $ 6,405
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities
Depreciation and amortization of property and equipment             1,859           1,495
Amortization of goodwill and other intangible assets                   26           1,574
Amortization of deferred financing costs and other                    104              14
Provision for doubtful accounts                                        74             120
Increase (decrease) in cash attributable to changes in
  assets and liabilities, net of amounts applicable to
  acquired businesses:
Accounts receivable                                               (11,678)        (10,391)
Inventories                                                        (3,066)         (1,696)
Other current assets                                                 (585)           (379)
Other assets                                                       (1,999)            (18)
Accounts payable and accrued expenses                               2,784           2,313
Recoverable taxes, net of income tax payable                        3,423           4,478
                                                            --------------   -------------

Net cash (used in) provided by operating activities                (3,615)          3,915
                                                            --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment and other                      (7,273)         (1,329)
  intangible assets
                                                            --------------   -------------

Net cash used in investing activities                              (7,273)         (1,329)
                                                            --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term loan facilities                                    (117)              -
Payments on economic development revenue bonds                       (100)            (66)
Purchase of treasury stock                                         (1,121)              -
Proceeds from exercise of warrants and options, net of                 13           8,677
  related expenses
Payment of other long-term debt and other liabilities                 (53)            (29)
                                                            --------------   -------------

Net cash (used in) provided by financing activities                (1,378)          8,582
                                                            --------------   -------------

Net (decrease) increase in cash and cash equivalents              (12,266)         11,168
Effect of exchange rate change on cash                               (387)              -
Cash and cash equivalents at beginning of period                   26,643          38,308
                                                            --------------   -------------

Cash and cash equivalents at end of period                       $ 13,990        $ 49,476
                                                            ==============   =============

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(In thousands, except per share and share data)



                                  Common Stock                                                     Foreign
                            ------------------------  Additional                 Treasury Stock    Currency
                                            Amount    Paid-in     Retained  --------------------  Translation          Comprehensive
                                 Shares    at $.01    Capital     Earnings    Shares     Amount    Adjustment   Total     Income
                         ----------------------------------------------------------------------------------------------------------

Balance at June 30, 2001       33,771,124   $ 338   $ 348,942     $ 48,626   100,000    $ (275)    $ (978)   $ 396,653

Exercise of stock options             781                  13                                                       13

Purchase of treasury shares                                                   56,917    (1,121)                 (1,121)

Non-cash compensation charge                               11                                                       11

Net income                                                           5,443                                       5,443

Comprehensive income

Net income                                                                                                                 $ 5,443

Translation adjustments                                                                            (1,462)      (1,462)     (1,462)
                                                                                                                       ------------
                                                                                                                       ------------

Total comprehensive income                                                                                                 $ 3,981
                              -----------------------------------------------------------------------------------------============

Balance at September 30, 2001  33,771,905   $ 338   $ 348,966     $ 54,069   156,917  $ (1,396)  $ (2,440)   $ 399,537
                              =========================================================================================


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       GENERAL

         The Hain Celestial Group is a natural, specialty and snack food company. The Company is a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings (R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin(R), Terra Chips(R), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry and refrigerated products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

         The Company and its subsidiaries operate in one business segment: the sale of natural, organic and other food and beverage products. In the Company's most recent fiscal year, approximately 51% of the Company's revenues were derived from products which are manufactured within its own facilities with 49% produced by various co-packers. There are no co-packers who manufactured 10% or more of the Company's products.

         Certain reclassifications have been made in the consolidated financial statements to conform to current year's presentation.

2.       BASIS OF PRESENTATION

         All amounts in the consolidated financial statements have been rounded to the nearest thousand dollars, except share and per share amounts.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. Reference is made to the footnotes to the audited consolidated financial statements of the Company and subsidiaries as at June 30, 2001 and for the year then ended included in the Company's Annual Report on Form 10-K for information not included in these condensed footnotes.

3.       ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         The results for the quarter ended September 30, 2001, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $1,700 reduction in expenses ($1,054 net of tax) and a $0.03 increase in basic and diluted earnings per share. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. At September 30, 2001, included in trademarks and other intangible assets, net on the balance sheet is approximately $674 of intangible assets deemed to have a finite life being amortized over their estimated useful lives. Goodwill must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted. In accordance with SFAS No. 142, the Company is currently evaluating the fair value of its reporting unit to the carrying value of its goodwill and indefinite lived intangible assets and based on a preliminary evaluation, believes no impairment exists. The $1,700 pre-tax reduction of intangible amortization expense recognized this quarter represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from prior acquisitions and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the value of trademarks.

         The following table reflects consolidated results (net of tax effect) adjusted as though the adoption of SFAS No. 141 and 142 occurred as of the beginning of the three-month period ended September 30, 2000.


                                       Three Months
                                          Ended
                                      September 30,
                                          2000
                                      -------------
Net Earnings:
 As reported                               $  6,405
 Goodwill and indefinite-life
  intangibles amortization                      901
                                      -------------
 As adjusted                               $  7,306
                                      =============
Basic earnings per common share:
 As reported                               $   0.20
                                      =============
 As adjusted                               $   0.23
                                      =============
Diluted earnings per common share:
 As reported                               $   0.19
                                      =============
 As adjusted                               $   0.22
                                      =============

         The following table reflects the components of intangible assets as of September 30, 2001:


                                             Gross Carrying    Accumulated
                                                 Amount        Amortization
                                          ------------------ -----------------
Amortized intangible assets:
  Licensing costs and other intangibles         $    971          $    297
Non-amortized intangible assets:
 Trademarks                                     $ 37,587          $    -

4.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Sales Incentives:

         In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". Under the consensus, certain sales incentives must be recognized as a reduction of sales rather than as an expense (the Company includes such sales incentives within selling, general and administrative expenses). In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Statement Characterization of Consideration from a Vendor to a Retailer", which expanded upon the types of consideration paid by vendors to retailers which are to be considered sales incentives and, accordingly, should be classified as a reduction of sales rather than as a component of selling, general and administrative expenses. This consensus is effective for fiscal quarters beginning after December 15, 2001 (the Company's March 2002 quarter). Upon application of these consensus', the Company's earnings for current and prior periods will not be changed, but rather a reclassification will take place within the Consolidated Statements of Operations for all periods presented for comparative purposes. The EITF changed the effective date of Issue 00-14 to coincide with the effective date of Issue 00-25.

         Had EITF 00-14 and 00-25 been adopted at the beginning of the three-month periods ended September 30, 2001 and 2000, the Company's net sales and selling, general and administrative expenses would have each been reduced by $16.3 million and $13.0 million, for the respective periods.

5.       ACQUISITIONS

         On June 8, 2001, the Company acquired privately-held Yves Veggie Cuisine, Inc. ("Yves") a Vancouver, British Columbia based company. Yves is a leading North American manufacturer, distributor and marketer of soy protein meat alternative products. The aggregate purchase price, including acquisition costs, amounted to approximately $34 million excluding the assumption of debt and capital leases of approximately $3 million. The purchase price was paid by approximately $32.5 million in cash and $1.5 million of common stock (61,500 shares). The aggregate purchase price paid over the net assets acquired amounted to approximately $31.5 million. Purchase price allocations have been made on a preliminary basis, which is subject to adjustment. These purchase price allocations are expected to be completed in the second quarter of fiscal 2002.

         On January 18, 2001 the Company acquired privately-held Fruit Chips B.V. ("Fruit Chips") a Netherlands based company. The Company subsequently renamed this company Terra Chips B.V. Terra Chips B.V. is a manufacturer and distributor of low fat fruit, vegetable and potato chips selling to European markets. The aggregate purchase price paid over the net assets acquired was approximately $6.2 million.

         Unaudited pro forma results of operations for the period ended September 30, 2000 reflecting the above acquisitions as if they occurred at the beginning of the period would not be materially different than the actual results as presented.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



6.       INVENTORIES

         Inventories consist of the following:


                                       September 30,     June 30,
                                           2001           2001
                                     ---------------- ------------
Finished goods                              $  32,761     $ 29,933
Raw materials and packaging                    19,834       19,660
                                     ---------------- ------------
                                            $  52,595     $ 49,593
                                     ================ ============


7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                       September 30,     June 30,
                                           2001           2001
                                      -------------  ------------
Land                                      $   6,651     $   6,673
Building and improvements                    13,740        13,611
Machinery and equipment                      43,875        42,861
Furniture and fixtures                        2,436         2,505
Leasehold improvements                        7,035         6,818
Construction in progress                     14,974         8,863
                                      -------------  ------------
                                             88,711        81,331
Less: Accumulated depreciation and
        amortization                         27,410        25,551
                                      -------------  ------------
                                           $ 61,301     $  55,780
                                      =============  ============

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8.       EARNINGS PER SHARE

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

         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128:


                                                         Three Months Ended
                                                            September 30
                                                     -------------------------
                                                         2001        2000
                                                     ------------ ------------
Numerator:
Numerator for basic and diluted earnings
 per common share -
Net income                                              $  5,443     $  6,405
                                                     ----------- ------------
Denominator:
Denominator for basic earnings per common share -
 weighted average shares outstanding during the
 period                                                   33,665       32,095
                                                     ----------- ------------
Effect of dilutive securities:

Stock options                                                784        1,649
Warrants                                                     185          275
                                                     ----------- ------------
                                                             969        1,924
                                                     ----------- ------------
Denominator for diluted earnings per common share -
  adjusted weighted average shares and assumed
  conversions                                             34,634       34,019
                                                     =========== ============
Basic earnings per common share:
  Net income                                            $   0.16    $    0.20
                                                     =========== ============
Diluted earnings per common share:
  Net income                                            $   0.16    $    0.19
                                                     =========== ============


9.       CREDIT FACILITY

         In March 2001, the Company entered into a new $240 million Senior Revolving Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a four year, $145 million revolving credit facility (initially this revolving facility is priced at LIBOR plus 1.00%) and a $95 million 364-day facility (the 364-day facility is also initially priced at LIBOR plus 1.00%). The Senior Credit Facility is unsecured, but guaranteed by all current and future direct and indirect domestic subsidiaries of the Company. This Senior Credit

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Facility also includes customary affirmative and negative covenants for transactions of this nature. The Company's outstanding revolving credit loans under these facilities bear interest at the Company's base rate (greater of the applicable prime rate or Federal Funds Rate plus 0.50% per annum) or, at the Company's option, the reserve adjusted LIBOR rate plus the applicable margin (as defined in the Senior Credit Facility). As of September 30, 2001, approximately $4.4 million was borrowed under the revolving facility at 3.625%.

10.      SUBSEQUENT EVENT

         On November 5, 2001, the Company announced that it has signed a letter of intent to acquire Lima NV, a leading Belgium manufacturer and marketer of natural and organic foods. Lima also distributes fresh organic produce to Belgium supermarkets from its Biomarche operations. The acquisition of Lima is subject to customary due diligence and other standard conditions as well as the signing of a definitive agreement. The transaction is expected to close by the end of calendar 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended September 30, 2001

         Net sales for the three months ended September 30, 2001 were $104.9 million, an increase of $11.2 million or 12% over net sales of $93.7 million in the quarter ended September 30, 2000. On a comparative basis over the prior year, net sales increased by 13.5%. The increase is primarily a result of strong sales from our Terra, Health Valley, Garden of Eatin' and Westsoy brands, as well as sales brought on during the second half of fiscal 2001 with the acquisitions of Fruit Chips in Europe and Yves in Canada. On a comparative increase, the incremental 1.5% is due to reduction of managment focus on certain non-core product lines (supplements and other non-core food product categories).

         Gross profit for the three months ended September 30, 2001 increased by approximately $1.0 million to $41.4 million (39.5% of net sales) as compared to $40.4 million (43.1% of net sales) in the corresponding 2000 period. The increase in gross profit dollars was a direct result of the increased sales level in 2001. Gross profit percentage decreased 3.6% primarily from higher cost of goods sold and higher warehouse and distribution costs. The increase in cost of goods sold over the corresponding period was a result of: higher costs for our Terra products as we continue to fill as much demand as we can by manufacturing in Europe and at our domestic co-packers; higher overall unit costs for all other manufactured and co-packed, product and mix of products sold. In addition, our higher warehousing and distribution costs over the corresponding September 2000 period was a result of a full 2001 quarter costs for the Company's Ontario, California Distribution Center compared to only being open for a small part of the September 2000 period; the added cost of the warehousing and distribution network brought on during the second half of fiscal 2001 with the acquisitions of Fruit Chips in Europe and Yves in Canada and the continuation of fuel surcharges.

         Selling, general and administrative expenses (excluding amortization) increased by $5.0 million to $32.3 million for the three months ended September 30, 2001 as compared to $27.3 million in the September 30, 2000 quarter. Such expenses as a percentage of net sales amounted to 30.8% for the three months ended September 30, 2001 compared with 29.1% in the September 30, 2000 quarter. The overall increase is a result of the added selling, general and administrative costs brought on by the aforementioned second half fiscal 2001 acquisitions of $3 million, higher planned trade and consumer spending of $2.6 million offset by reductions in general and administrative expenses of $.6 million resulting from our continuing cost containment initiatives.

         Merger related charges amounted to $1 million for the three months ended September 30, 2000. There were no merger related charges in the September 2001 period. Merger related charges incurred relate to certain employee costs associated with the Celestial Merger in May 2000.

         Amortization of goodwill and other intangible assets was $1.6 million for the September 2000 compared to less than $.1 million in the 2001 period. The results for the quarter ended September 30, 2001, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $1,700 reduction in overall expenses ($1,054 net of tax) and a

$0.03 increase in basic and diluted earnings per share. Goodwill must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted. In accordance with SFAS No. 142, the Company is currently evaluating the fair value of its reporting unit to the carrying value of its goodwill and indefinite lived intangible assets and based on a preliminary evaluation, believes no impairment exists. The $1,700 pre-tax reduction of intangible amortization expense recognized this quarter represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from prior acquisitions and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the value of trademarks.

         Operating income was $9.1 million in the 2001 period compared to $10.5 million in the 2000 period. Operating income as a percentage of net sales amounted to 8.7%, compared with 11.2% in the September 2000 quarter. The dollar and percentage decrease resulted principally from lower gross profit, higher selling, general and administrative costs offset by lower merger related costs and lower amortization expense.

         Interest expense (income), net amounted to $.3 million for the three months ended September 30, 2001 compared to ($.5) million in the corresponding period or a swing of $.9 million. The overall higher interest expense, net is a direct result of the carrying cost associated with our Senior Credit Facility entered into March 2001 as well as having higher cash and cash equivalent balances in the September 2000 period earning higher rates available at that time. Since September 2000, the Company has used its available cash to fund the two aforementioned acquisitions as well as invest capital in the Company's new Terra facility in Moonachie, New Jersey and in our corporate information systems.

         Income before income taxes for the three months ended September 30, 2001 amounted to $8.8 million compared to $11 million in the corresponding 2000 period. This $2.2 million decrease was attributable to the aforementioned decrease in operating income, as well as the swing in interest expense, net.

         Income taxes decreased to $3.3 million for the three months ended September 30, 2001 compared to $4.6 million in the corresponding 2000 period. The effective tax rate was 38% in the 2001 period compared to 42% in the corresponding 2000 period. The lower tax rate was a result of the elimination of non-deductible goodwill amortization from our income statement as a result of the aforementioned adoption of the new accounting for goodwill and other intangible assets in the September 2001 quarter.

         Net income for the three months ended September 30, 2001 was $5.4 million compared to $6.4 million in the corresponding 2000 period. The decrease of $1.0 million in earnings was primarily attributable to the aforementioned decrease in income before income taxes offset by the reduction in income tax expense.

Liquidity and Capital Resources

     The Company requires liquidity for working capital needs and debt service requirements.

     The Company had working capital and a current ratio of $88.3 million and
2.8 to 1, respectively, at September 30, 2001 as compared to $92.3 million and
3.0 to 1, respectively, at June 30, 2001. The small decrease in working capital and the current ratio is due to approximately $7.3 million of cash used in investing activities primarily in the Company's Moonachie Terra Facility and corporate information systems, as well as its stock buy back program of 56,917 shares for approximately $1.1 million.

         In March 2001, the Company entered into a new $240 million Senior Revolving Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a four year, $145 million revolving credit facility (initially this revolving facility is priced at LIBOR plus 1.00%) and a $95 million 364-day facility (the 364-day facility is also initially priced at LIBOR plus 1.00%). The Senior Credit Facility is unsecured, but guaranteed by all current and future direct and indirect domestic subsidiaries of the Company. This Senior Credit Facility also includes customary affirmative and negative covenants for transactions of this nature. The Company's outstanding revolving credit loans under these facilities bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus 0.50% per annum) or, at the Company's option, the reserve adjusted LIBOR rate plus the applicable margin (as defined in the Senior Credit Facility). As of September 30, 2001, approximately $4.4 million was borrowed under the revolving facility at 3.625%.

         The Company believes that its cash on hand of $14 million at September 30, 2001, as well as its projected fiscal 2002 cash flows from operations and proceeds available on the above mentioned Senior Credit Facility are sufficient to fund its working capital needs, anticipated capital expenditures and scheduled debt payments of $2.8 million existing at September 30, 2001 for the remainder of fiscal 2002. In addition, any cash requirement needed for the closing of the acquisition of Lima NV (as disclosed in Note 10 to the Consolidated Financial Statements) would be supported as well. The Company is currently investing its cash on hand in highly liquid short-term investments yielding approximately 3% interest.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the reported market risks since the end of the most recent fiscal year.

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


                                       THE HAIN CELESTIAL GROUP, INC.





Date:     November 13, 2001            /s/ Irwin D. Simon
                                       -----------------------------
                                       Irwin D. Simon,
                                       President and Chief
                                       Executive Officer







Date:     November 13, 2001            /s/ Ira J. Lamel
                                       ------------------------------
                                       Ira J. Lamel,
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer