Form 10-Q
period 2001-12-31
HAIN CELESTIAL GROUP INC
filed 2002-02-14
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended: 12/31/01      Commission file number: 0-22818
                                --------                              -------



                         THE HAIN CELESTIAL GROUP, INC.
                --------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               22-3240619
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                58 South Service Road, Melville, New York      11747
       -----------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (631) 730-2200
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


33,866,114 shares of Common Stock $.01 par value, as of February 8, 2002.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINNAICAL STATEMENTS (UNAUDITED)




                         THE HAIN CELESTIAL GROUP, INC.
                                      INDEX


                                                                          Page
Part I   Financial Information

Item 1.  Financial Statements

           Consolidated Balance Sheets - December 31, 2001
           (unaudited) and June 30, 2001                                   2

           Consolidated Statements of Income - Three months and Six
           Months ended December 31, 2001 and 2000 (unaudited)             3

           Consolidated Statements of Cash Flows -
           Six Months ended December 31, 2001 and 2000 (unaudited)         4

           Consolidated Statement of Stockholders' Equity -
           Six months ended December 31, 2001 (unaudited)                  5

           Notes to Consolidated Financial Statements                   6-10


Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     11-16


Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       17

Part II  Other Information

          Items 1,3 and 4 are not applicable

          Item 2 - Changes in Securities and Use of Proceeds             17

          Item 5 - Submission of Matters to Vote of Security Holders     17

          Item 6 - Exhibits and Reports on Form 8-K                      18

          Signatures                                                     19

PART 1 - ITEM 1 - FINANCIAL INFORMATION
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

                                                          December 31,  June 30,
                                                             2001          2001
                                                          -----------   --------
                            ASSETS                       (Unaudited)     (Note)
Current assets:
Cash and cash equivalents                                     $ 6,608   $26,643
Accounts receivable, less allowance for doubtful               55,671    42,668
  accounts of $1,396 and $815
Inventories                                                    61,995    49,593
Recoverable income taxes                                        2,101     8,232
Deferred income taxes                                           3,740     3,740
Other current assets                                            7,138     7,904
                                                            ---------- ---------
Total current assets                                          137,253   138,780

Property, plant and equipment, net of accumulated              70,171    55,780
  depreciation and amortization of $27,257 and $25,551
Goodwill, net                                                 237,440   219,826
Trademarks and other intangible assets, net                    38,385    38,230
Other assets                                                    9,701     9,077
                                                            ---------- ---------
Total assets                                                $ 492,950  $461,693
                                                            ========== =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                        $ 49,863   $43,587
Income taxes payable                                            5,824         -
Current portion of long-term debt                               8,300     2,881
                                                            ---------- ---------
Total current liabilities                                      63,987    46,468

Long-term debt, less current portion                           10,762    10,718
Deferred income taxes                                           7,854     7,854
                                                            ---------- ---------
Total liabilities                                              82,603    65,040

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000
  shares, none issued                                               -        -
Common stock - $.01 par value, authorized 100,000,000
  shares, issued 34,021,616 and 33,771,124 shares                 340       338
Additional paid-in capital                                    354,045   348,942
Retained earnings                                              59,274    48,626
Foreign currency translation adjustment                        (1,916)     (978)
                                                            ---------- ---------
                                                              411,743   396,928
Less: 156,917 and 100,000 shares of treasury stock, at cost    (1,396)     (275)
                                                            ---------- ---------
Total stockholders' equity                                    410,347   396,653
                                                            ---------- ---------

Total liabilities and stockholders' equity                  $ 492,950  $461,693
                                                            ========== =========

Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)



                                                                Three Months Ended          Six Months Ended
                                                                 December 31,                 December 31,
                                                             ------------------------  --------------------------
                                                                 2001         2000          2001          2000
                                                             ------------   ---------   ------------   ---------
                                                                  (Unaudited)                  (Unaudited)
Net sales                                                     $ 124,766     $116,025     $ 229,632     $209,678
Cost of sales                                                    72,873       62,297       136,333      115,542
                                                             -----------   ----------   -----------  -----------
Gross profit                                                     51,893       53,728        93,299       94,136

Selling, general & administrative expenses                       41,933       36,790        74,232       65,649
Merger costs                                                          -            -             -        1,032
                                                             -----------   ----------   -----------  -----------
Operating income                                                  9,960       16,938        19,067       27,455

Interest expense (income) and other expenses, net                 1,564         (761)        1,893       (1,287)
                                                             -----------   ----------   -----------  -----------

Income before income taxes                                        8,396       17,699        17,174       28,742
Provision for income taxes                                        3,191        7,433         6,526       12,071
                                                             -----------   ----------   -----------  -----------

Net income                                                      $ 5,205     $ 10,266       $10,648     $ 16,671
                                                             ===========   ==========   ===========  ===========

Basic net income per common share                                $ 0.15       $ 0.31        $ 0.32       $ 0.51
                                                             ===========   ==========   ===========  ===========

Diluted net income per common share                              $ 0.15       $ 0.30        $ 0.31       $ 0.49
                                                             ===========   ==========   ===========  ===========


Weighted average common shares outstanding:
Basic                                                            33,690       33,038        33,678       32,667
                                                             ===========   ==========   ===========  ===========
Diluted                                                          34,881       34,660        34,758       34,340
                                                             ===========   ==========   ===========  ===========


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                              Six Months Ended
                                                               December 31,
                                                           --------------------
                                                             2001         2000
                                                           ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES                         (Unaudited)

Net income                                                 $ 10,648   $ 16,671
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization of property and equipment       3,573      2,939
Amortization of goodwill and other intangible assets             95      3,248
Amortization of deferred financing costs and other              185         33
Provision for doubtful accounts                                 402        128
Increase (decrease) in cash attributable to changes in
  assets and liabilities, net of amounts applicable to
  acquired businesses:
Accounts receivable                                         (10,428)   (16,485)
Inventories                                                 (10,899)        91
Other current assets                                          2,449       (430)
Other assets                                                 (1,168)      (234)
Accounts payable and accrued expenses                        (1,339)   (12,982)
Recoverable taxes, net of income tax payable                 11,960     12,951
                                                           --------- ----------

Net cash provided by operating activities                     5,478      5,930
                                                           --------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                         (14,315)    (7,749)
Acquisitions of businesses, net of cash acquired            (14,219)
                                                           --------- ----------
Net cash used in investing activities                       (28,534)    (7,749)
                                                           --------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Credit Facility                                 5,200          -
Payments on economic development revenue bonds                 (208)      (166)
Purchase of treasury stock                                   (1,121)         -
Proceeds from exercise of warrants and options, net of
  related expenses                                              650     11,026
Payment of other long-term debt and other liabilities        (1,081)       (58)
                                                           --------- ----------

Net cash provided by financing activities                     3,440     10,802
                                                           --------- ----------

Net (decrease) increase in cash and cash equivalents        (19,616)     8,983
Effect of exchange rate changes on cash                        (419)         -
Cash and cash equivalents at beginning of period             26,643     38,308
                                                           --------- ----------

Cash and cash equivalents at end of period                  $ 6,608   $ 47,291
                                                           ========= ==========

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
(In thousands, except per share and share data)




                                  Common Stock
                            -----------------------                                               Foreign
                                                    Additional               Treasury Stock      Currency
                                           Amount    Paid-in   Retained   ------------------    Translation         Comprehensive
                                Shares     at $.01   Capital   Earnings   Shares     Amount      Adjustment  Total     Income
                            -----------------------------------------------------------------------------------------------------

Balance at June 30, 2001       33,771,124   $ 338   $ 348,942  $ 48,626   100,000    $ (275)     $ (978)  $ 396,653

Exercise of stock options          41,733                 594                                                   594

Purchase of treasury shares                                                56,917    (1,121)                 (1,121)

Issuances of common stock         208,759       2       4,485                                                 4,487

Non-cash compensation charge                               24                                                    24

Net income                                                       10,648                                      10,648   $ 10,648

Translation adjustments                                                                            (938)       (938)      (938)
                                                                                                                    -----------

Total comprehensive income                                                                                            $  9,710
                            ----------------------------------------------------------------------------------------===========

Balance at December 31, 2001   34,021,616   $ 340   $ 354,045  $ 59,274   156,917  $ (1,396)   $ (1,916)  $ 410,347
                            ========================================================================================



See notes to consolidated financial statements.

1.       GENERAL

     The Hain Celestial Group (herein referred to as "we","us" and "our") is a natural, specialty and snack food company. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Yves Veggie Cuisine(R), Gaston's(R), Lima(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry and refrigerated products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

     We operate in one business segment: the sale of natural, organic and other food and beverage products. In our most recent fiscal year, approximately 51% of our revenues were derived from products that are manufactured within our own facilities with 49% produced by various co-packers. There are no co-packers who manufactured 10% or more of our products.

     Certain   reclassifications   have  been  made  to  our   previous   year's
consolidated financial statements to conform them to the current year's presentation.

         All amounts in our consolidated financial statements have been rounded to the nearest thousand dollars, except share and per share amounts.

2.       BASIS OF PRESENTATION

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. Please refer to the footnotes to our consolidated financial statements as of June 30, 2001 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

3.       ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     Our results for the three and six months ended December 31, 2001, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $1.6 and $3.2 million reduction in expenses ($1.1 and $2.2 million, net of tax) and a $0.03 and $0.05 increase in basic and diluted earnings per share, respectively, for the three and six month periods ended December 31, 2001. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life unless the asset is determined to have an indefinite useful life. At December 31, 2001, included in trademarks and other intangible assets on the balance sheet, is approximately $.7 million of intangible assets deemed to have a finite life being amortized over their estimated useful lives. Goodwill must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted. In accordance with SFAS No. 142, we have evaluated the fair value of our reporting units and compared those values to the carrying values of their related goodwill and indefinite-life intangible assets, and based on such evaluation, no impairment existed at July 1, 2001. The $3.2 million pre-tax reduction of intangible amortization expense recognized during the six-month period ended December 31, 2001 represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to July 1, 2001 and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

     The following table reflects consolidated results of operations(net of tax effect) adjusted as though the adoption of SFAS No. 141 and 142 occurred as of the beginning of the six-month period ended December 31,2000.

                                 Three Months Ended  Six Months Ended
                                  December 31, 2000  December 31, 2000
                                   ---------------    -------------
Net Earnings:
 As reported                            $ 10,266         $ 16,671
 Goodwill and indefinite-life
  intangibles amortization                   942            1,914
                                    ------------      -----------
 As adjusted
                                        $ 11,208         $ 18,585
                                    ============      ===========
Basic earnings per common share:
 As reported                            $   0.31         $   0.51
                                    ============      ===========
 As adjusted                            $   0.34         $   0.57
                                    ============      ===========
Diluted earnings per common share:
 As reported                            $   0.30         $   0.49
                                    ============      ===========
 As adjusted                            $   0.32         $   0.54
                                    ============      ===========

     The following table reflects the components of trademarks and other intangible assets as of December 31, 2001:

                                              Gross Carrying       Accumulated
                                                  Amount          Amortization
                                            -------------------   --------------
  Amortized intangible assets:
    Licensing costs and other intangibles       $  1,072             $  353
  Non-amortized intangible assets:
    Trademarks                                  $ 37,666             $    -


4.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". Under the consensus, certain sales incentives must be recognized as a reduction of sales rather than as an expense (we include such sales incentives within selling, general and administrative expenses). In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Statement Characterization of Consideration from a Vendor to a Retailer", which expanded upon the types of consideration paid by vendors to retailers which are to be considered sales incentives and, accordingly, should be classified as a reduction of sales rather than as a component of selling, general and administrative expenses. In November 2001, the EITF reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of A Vendor's Product", which provides interpretative guidance to Issues 00-14 and 00-25. These consensuses are effective beginning with our quarter ending March 31, 2002. Upon application of these consensuses, our earnings for current and prior periods will not be changed, but rather a reclassification will take place within the Consolidated Statements of Operations for all periods presented for comparative purposes.

         Had EITF 00-14 and 00-25 been adopted at the beginning of the six-month periods ended December 31, 2001 and 2000, our net sales and selling, general and administrative expenses would have each been reduced by $37.2 million and $31.9 million, for the respective periods.

5.       ACQUISITIONS

     On December 10, 2001, we acquired the outstanding common shares of Lima NV, a leading Belgian manufacturer and marketer of natural and organic foods, for cash and stock. The results of Lima's operations have been included in our consolidated financial statements since that date. The acquisition builds upon our growing European distribution and manufacturing capabilities and provides us with a strong platform for the expansion of our European operations.

     On June 8, 2001, we acquired privately-held Yves Veggie Cuisine, Inc. ("Yves") a Vancouver, British Columbia based company. Yves is a leading North American manufacturer, distributor and marketer of soy protein meat alternative products.

     On January 18, 2001 we acquired privately-held Fruit Chips B.V. a Netherlands based company, which we subsequently renamed Terra Chips B.V. Terra Chips B.V. is a manufacturer and distributor of low-fat fruit, vegetable and potato chips selling to European markets.

         Details about the Yves and Fruit Chips acquisitions are included in our annual report for the year ended June 30, 2001.

     Unaudited pro forma results of operations for the periods ended December 31, 2001 and 2000 reflecting the above acquisitions as if they occurred at the beginning of the respective periods would not be materially different than the actual results as presented.


6.       INVENTORIES

         Inventories consist of the following:

                                          December 31,   June 30,
                                              2001         2001
                                          -----------   -----------
       Finished goods                        $42,129      $ 29,933
       Raw materials and packaging            19,866        19,660
                                          -----------   -----------
                                             $61,995      $ 49,593
                                          ===========   ===========


7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                      December 31, 2001  June 30, 2001
                                      ---------------   --------------
    Land                                    $ 6,965         $ 6,673
    Building and improvements                23,707          13,611
    Machinery and equipment                  54,135          42,861
    Furniture and fixtures                    2,279           2,505
    Leasehold improvements                    6,881           6,818
    Construction in progress                  3,461           8,863
                                         -----------    -----------
                                             97,428          81,331
    Less: Accumulated depreciation and
            amortization                     27,257          25,551
                                         -----------    -----------
                                           $ 70,171         $55,780
                                         ===========    ===========


8.       EARNINGS PER SHARE

     We report basic and diluted earnings per share in accordance with SFAS Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share include all dilutive common stock equivalents such as stock options and warrants.

         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                   Three Months Ended      Six Months Ended
                                      December 31             December 31
                                 ----------------------- -----------------------
                                   2001         2000        2001        2000
                                 ------------ ---------- ----------- -----------
Numerator:
Numerator for basic and diluted
 earnings per common share -
 Net income                            $5,205    $10,266    $ 10,648    $ 16,671
                                 ------------ ---------- ----------- -----------
Denominator:
Denominator for basic earnings
 per common share - weighted
 average shares outstanding
 during the period                    33,690     33,038      33,678      32,667
                                 ------------ ---------- ----------- -----------
Effect of dilutive securities:
Stock options                          1,003      1,385         894       1,417
Warrants                                 188        237         186         256
                                 ------------ ---------- ----------- -----------
                                       1,191      1,622       1,080       1,673
                                 ------------ ---------- ----------- -----------
Denominator for diluted
 earnings per common share -
 adjusted weighted average
 shares and assumed conversions       34,881     34,660      34,758      34,340
                                 ============ ========== =========== ===========
Basic net income per common
 share                                $ 0.15     $ 0.31      $ 0.32       $0.51
                                 ============ ========== =========== ===========
Diluted net income per common
 share                                $ 0.15     $ 0.30      $ 0.31       $0.49
                                 ============ ========== =========== ===========

9.       CREDIT FACILITY

     We have available to us a $240 million Credit Facility (the "Credit Facility") which provides us with a four-year, $145 million revolving credit facility and a $95 million 364-day facility. The Credit Facility is unsecured, but is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2001, we had borrowed approximately $4.4 million under the revolving facility with interest at 3.0625% (classified as long-term debt). We also borrowed $5.2 million as of December 31, 2001 under the credit facility with interest at 4.75% (classified as short-term debt as all of such amount has been subsequently repaid).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Overview

We manufacture, market, distribute and sell natural, specialty, organic and snack food products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Gaston's(R), Yves Veggie Cuisine(R), Lima(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). Our principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry and refrigerated products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our website can be found at www.hain-celestial.com.

     Our products are sold primarily to specialty and natural food distributors, supermarkets, natural food stores, and other retail classes of trade including mass-market stores, food service channels and club stores.

     Since our formation in 1993, we have completed a number of acquisitions of companies and brands. Since January 2001, we acquired the following companies and brands:

     On January 18, 2001, we acquired Fruit Chips B.V., (subsequently renamed Terra Chips B.V.) a Netherlands based company, which manufactures, distributes and markets low fat fruit, vegetable and potato chips.

     On June 8, 2001, we acquired Yves Veggie Cuisine, Inc. and its subsidiaries ("Yves"), a Vancouver, British Columbia based company. Yves is a manufacturer, distributor and marketer of premium soy protein meat alternative products.

     On December 10, 2001, we acquired Lima NV, the leading Belgian natural and organic foods manufacturer and marketer.

     Our brand names are well recognized in the various market categories they serve. We have acquired numerous brands and we will seek future growth through internal expansion as well as the acquisition of additional complementary brands.

     Our overall mission is to be a leading marketer and seller of natural, organic, beverage and specialty food products by integrating all of our brands under one management team and employing a uniform marketing, sales and distribution program. Our business strategy is to capitalize on the brand equity and the distribution previously achieved by each of our acquired product lines and to enhance revenues by strategic introductions of new product lines that complement existing products.

Results of Operations

Three months ended December 31, 2001

     Net sales for the three months ended December 31, 2001 were $124.8 million, an increase of $8.7 million or 8% over net sales of $116.0 million in the same quarter of the prior year. Net sales increased by 9% on a comparable basis when adjusted for our reduced focus on supplements and certain non-core product categories. Our increase in sales is primarily the result of strong increases in unit volume from our Terra, Garden of Eatin' and Westsoy brands, as well as sales contributed by companies we acquired in the second half of Fiscal 2001. The unusually warm winter weather throughout the United States impacted sales growth of our soups, teas and hot cereals products whose strongest performance comes during the winter's cold weather months.

     Gross profit for the three months ended December 31, 2001 decreased to 41.6% of net sales as compared to 46.3% of net sales in the same quarter of the prior year. The decrease resulted from higher than anticipated costs of approximately 1.2% associated with the start up of production at our new Terra Chips manufacturing facility in Moonachie, NJ, including the cost of training employees on new technology, production downtime during start-up, and the additional costs associated with the transition of production from the original Terra Chips facility in Brooklyn, NY, while we operated both our Brooklyn and Moonachie facilities; approximately 1.6% of lower gross profits caused by changes in the mix of sales driven principally by the warm winter weather; and approximately 1% due to additional freight and warehousing costs associated with certain strategic initiatives to increase inventory levels to reduce stock-outs, thereby increasing customer satisfaction.

     Selling, general and administrative expenses (excluding amortization) increased by $6.7 million to $41.9 million for the three months ended December 31, 2001 as compared to $35.1 million in the December 31, 2000 quarter. Such expenses as a percentage of net sales amounted to 33.6% for the three months ended December 31, 2001 compared with 30.3% in the December 31, 2000 quarter. The overall increase is a result of the added selling, general and administrative costs of 2.3% brought on by the aforementioned second half fiscal 2001 acquisitions offset by cost containment initiatives in other general and administrative expenses, and higher trade and consumer spending of approximately 1%.

     Amortization of goodwill and other intangible assets was $1.7 million for the December 2000 period compared to less than $.1 million in the 2001 period. The results for the quarter ended December 31, 2001, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $1.6 million reduction in overall expenses ($1.1 million net of tax) and a $0.03 increase in basic and diluted earnings per share. The $1.6 million pre-tax reduction of amortization expense recognized this quarter represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to July 1, 2001 and are no longer amortized.

     Operating income was $10.0 million in the 2001 period compared to $16.9 million in the 2000 period. Operating income as a percentage of net sales amounted to 8.0%, compared with 14.6% in the December 2000 quarter. The dollar and percentage decreases resulted principally from lower gross profits, higher selling, general and administrative costs offset by lower amortization expense, all as described above.

     Interest expense (income), net and other expenses amounted to $1.6 million for the three months ended December 31, 2001 compared to ($.8) million in the comparable period. During the current quarter we closed our Terra Chips Brooklyn, NY manufacturing facility and returned the leased premises to the owner. We disposed of machinery and equipment and leasehold improvements deemed unusable which totaled $1 million, and we were required to retrofit the leased
Brooklyn facility to its original condition at a cost of approximately $.5 million. The remaining overall higher interest expense is a direct result of the carrying costs associated with our Credit Facility, which we entered into March 2001, and having less investable cash in the three months ended December 31, 2001 after the funding of three acquisitions since January 2001, as well as capital expenditures required for our new Terra Chips Moonachie, NJ facility, and other strategic initiatives.

     Income before income taxes for the three months ended December 31, 2001 amounted to $8.4 million compared to $17.7 million in the corresponding 2000 period. This decrease was attributable to the aforementioned decrease in operating income, as well as the changes in interest expense and other expenses, net.

     Income taxes decreased to $3.2 million for the three months ended December 31, 2001 compared to $7.4 million in the corresponding 2000 period. The effective tax rate was 38% in the 2001 period compared to 42% in the corresponding 2000 period. The lower tax rate was a result of the elimination of non-deductible goodwill amortization from our income statement as a result of the aforementioned adoption of the new accounting for goodwill and other intangible assets at the beginning the current fiscal year.

     Net income for the three months ended December 31, 2001 was $5.2 million compared to $10.3 million in the corresponding 2000 period. The decrease of $5.1 million in earnings was primarily attributable to the aforementioned decrease in income before income taxes offset by the reduction in income tax expense.


Six months ended December 31, 2001

     Net sales for the six months ended December 31, 2001 were $229.6 million, an increase of $19.9 million or 10% over net sales of $209.7 million in the same period of the prior year. Net sales increased by 11% on a comparable basis when adjusted for our reduced focus on supplements and certain non-core product categories. Our increase in sales is primarily the result of strong increases in unit volume from our Terra, Garden of Eatin' and Westsoy brands, as well as sales contributed by companies we acquired in the second half of fiscal 2001. Our sales during this period were impacted by the events of September 11, 2001 and the aforementioned impact from the warm winter months.

     Gross profit for the six months ended December 31, 2001 decreased to 40.6% of net sales as compared to 44.9% of net sales in the same period of the prior year. The decrease is a result of 1.2% higher production costs from the aforementioned Terra plant transition and 1% from the change in the mix of sales driven principally by warm winter weather. In addition, we incurred 2.2% higher costs in warehousing and freight expenses over the six month period as a result of operating our Ontario distribution center in California for only a short period of time after its opening in 2000, higher freight and warehousing costs associated with strategic initiatives which increased inventory levels to reduce stock-outs, along with the added cost of the warehousing and distribution networks brought on by the aforementioned second half fiscal 2001 acquisitions.

     Selling, general and administrative expenses (excluding amortization expense) increased by $11.7 million to $74.2 million for the six months ended December 31, 2001 as compared to $62.4 million in the December 31, 2000 period. Such expenses as a percentage of net sales amounted to 32.3% for the six months ended December 31, 2001 compared with 29.8% in the December 31, 2000 period. The increase is a result of $7 million of costs brought on by the aforementioned second half fiscal 2001 acquisitions and $3 million of higher trade spending over the comparable period.

     Amortization of goodwill and other intangible assets was $3.2 million for the December 2000 compared to $.1 million in the 2001 period. The decrease is a result of the aforementioned adoption of SFAS No. 142.

     Merger related charges, which related to certain employee costs associated with the Celestial merger, amounted to $1 million for the six months ended December 31, 2000. There were no merger related charges in the current 2001 period.

     Operating income decreased by $8.4 million compared to the 2000 period. Operating income as a percentage of net sales amounted to 8.3% compared with 14.6% in the December 2000 period. The dollar and percentage decrease resulted principally from higher cost of goods sold, higher selling, general and administrative expenses, offset by the lack of merger related costs and lower amortization expense in the 2001 period.

     Interest expense (income), net and other expenses amounted to $1.9 million for the six months ended December 31, 2001 compared with income of ($1.3) million in the same period of the prior year. The change of $3.2 million is primarily a result of the items discussed above in the three month period ended December 31, 2001.

     Income before income taxes for the six months ended December 31, 2001 amounted to $17.2 million compared to $28.7 million in the same period of the prior year. This $11.5 million decrease was attributable to the aforementioned decrease in operating income, as well as the swing in interest expense and other expenses, net.

     Income taxes decreased to $6.5 million for the six months ended December 31, 2001 compared to a $12.1 million in the corresponding 2000 period. The effective tax rate was 38.0% in the 2001 period compared to 42.0% in the corresponding 2000 period. The reason for our lower tax rate was described above in the three month section on income taxes.

     Net income for the six months ended December 31, 2001 amounted to $10.6 million compared to $16.7 million in the corresponding 2000 period. This $6.1 million decrease in earnings was primarily attributable to the aforementioned decrease in income before income taxes offset by the reduction in income tax expense.


Liquidity and Capital Resources

     We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

     We have available to us a $240 million Credit Facility which provides us with a four-year, $145 million revolving credit facility and a $95 million 364-day facility. The Credit Facility is unsecured, but is guaranteed by all direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature.

     This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

     Net cash provided by operations was $5.5 and $5.9 million for the six months ended December 31, 2001 and 2000, respectively. Our working capital and current ratio was $73.3 million and 2.2 to 1, respectively, at December 31, 2001 compared with $92.3 million and 2.99 to 1 respectively, at June 30, 2001. The decrease in working capital and current ratio is due to the use of approximately $14.3 million for capital expenditures and $14.2 million of cash to fund our recent acquisitions. This $28.5 million of investments compares with only $7.7 million of cash used in investing activities in the comparable December 2000 period.

     Net cash provided by financing activities was $3.4 million for the six months ended December 31, 2001. During the three months ended December 2001, we borrowed approximately $5 million under our Credit Facility to fund working capital needs and we used $1.1 million of cash for a stock buyback program. Net cash provided by financing activities of $10.8 million in the December 2000 period was derived principally from proceeds received from exercises of warrants and stock options.

     We believe that cash on hand of $6.6 million at December 31, 2001, as well as projected remaining fiscal 2002 and 2003 cash flows from operations and availability under our Credit Facility, are sufficient to fund our working capital needs, anticipated capital expenditures and scheduled debt payments for the remainder of fiscal 2002 and 2003. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 2% interest.

Seasonality

     Our tea business consists primarily of manufacturing and marketing hot tea products and as a result its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. This is also true for our soups and hot cereals businesses, but to a lesser extent. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, abnormal and inclement weather patterns and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results, due to the timing and extent of these factors, can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance. In some future periods, our operating results may fall below the expectations of securities analysts and investors, which could harm our business.

Inflation

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Note Regarding Forward Looking Information

     Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Sections 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, the ability of the Company to implement its business and acquisition strategy; the ability to effectively integrate its acquisitions; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel, and changes in, or the failure to comply with governments regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the reported market risks since the end of the most recent fiscal year.

Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On December 10, 2001, in connection with our acquisition of Lima NV, a Belgian company, and its related entities, we issued 205,128 shares of common stock, par value $.01 per share, to Philippe Woitrin. The issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4()2) of Securities Act for transactions by an issuer not involving any public offering.

Item 5. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 11, 2001. The Company submitted the following matters to a vote of security holders:

1. To elect a board of directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; and
2. To ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2002, and
3. To consider and act upon a stockholder proposal requesting the board of directors to review sales of food products containing genetically engineered ingredients and report to stockholders certain findings related thereto by August 2002, which proposal was opposed by our board of directors.

     The stockholders elected the persons named below, the Company's nominees for directors, as directors for the Company, casting approximately 23,391,000 (on average) votes in favor of each nominee and withholding approximately 947,000 votes (on average) for each nominee:

                  Irwin D. Simon
                  Morris J. Siegel
                  Andrew R. Heyer
                  Beth L. Bronner
                  Jack Futterman
                  James S. Gold
                  Joseph Jimenez
                  Marina Hahn
                  Gregg A. Ostrander
                  Roger Meltzer
                  Michael J. Bertasso

     The stockholders ratified the appointment of Ernst & Young LLP casting approximately 23,390,000 votes in favor, 313,000 against, and 7,000 abstaining.

     The stockholders did not approve the adoption of a proposal requesting the board of directors to review sales of food products containing genetically engineered ingredients casting approximately 14,700,000 votes against, approximately 5,500,000 in favor, approximately 734,000 abstaining, and 2,753,000 not voting.


Item 6. - Exhibits and Reports on Form 8-K

Reports on Form 8-K

     On December 10, 2001, we announced that we had completed the acquisition of Lima NV, a leading Belgian manufacturer and marketer of natural and organic foods.

     On November 5, 2001, we announced our first quarter of fiscal 2002 results of operations that ended September 30, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     THE HAIN CELESTIAL GROUP, INC.



Date:     February 14, 2002         /s/ Irwin D. Simon
                                    ------------------------------
                                    Irwin D. Simon,
                                    President and Chief Executive Officer







Date:     February 14, 2002         /s/ Ira J. Lamel
                                    ------------------------------
                                    Ira J. Lamel,
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer