Form 10-Q
period 2002-03-31
HAIN CELESTIAL GROUP INC
filed 2002-05-14
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


    For the quarterly period ended: 03/31/02 Commission file number: 0-22818
                                    --------                         -------



                         THE HAIN CELESTIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)


          Delaware                                             22-3240619
-------------------------------                           ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        58 South Service Road, Melville, New York               11747
     -----------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (631) 730-2200
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


33,888,922 shares of Common Stock $.01 par value, as of May 7, 2002.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


Part I   Financial Information

Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 2002
           (unaudited) and June 30, 2001                                    2

           Consolidated Statements of Income - Three months and Nine
           Months ended March 31, 2002 and 2001 (unaudited)                 3

           Consolidated Statements of Cash Flows -
           Nine Months ended March 31, 2002 and 2001 (unaudited)            4

           Consolidated Statement of Stockholders' Equity -
           Nine months ended March 31, 2002 (unaudited)                     5

           Notes to Consolidated Financial Statements                    6-10

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      11-17

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                        17

Part II  Other Information

                  Items 1 through 5 are not applicable

                  Item 6 - Exhibits and Reports on Form 8-K               17

                  Signatures                                              18

PART I - ITEM 1 - FINANCIAL INFORMATION
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                    March 31, 2002 June 30, 2001
                                                     -------------- -----------
ASSETS                                                 (Unaudited)      (Note)
Current assets:
Cash and cash equivalents                              $   4,167     $ 26,643
Accounts receivable, less allowance for doubtful
  accounts of $1,353 and $815                             55,593       42,668
Inventories                                               56,992       49,593
Recoverable income taxes                                   1,968        8,232
Deferred income taxes                                      3,740        3,740
Other current assets                                       9,959        7,904
                                                       ----------   ----------
Total current assets                                     132,419      138,780

Property, plant and equipment, net of accumulated
  depreciation and amortization of $27,239 and $25,551    71,798       55,780
Goodwill, net                                            237,330      219,826
Trademarks and other intangible assets, net               38,421       38,230
Other assets                                               9,641        9,077
                                                       ----------   ----------
Total assets                                           $ 489,609     $461,693
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                  $  45,105     $ 43,587
Income taxes payable                                       8,804          -
Current portion of debt instruments                        2,594        2,881
                                                       ----------   ----------
Total current liabilities                                 56,503       46,468

Long-term debt instruments, less current portion          10,481       10,718
Deferred income taxes                                      7,854        7,854
                                                       ----------   ----------
Total liabilities                                         74,838       65,040

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000
  shares, none issued                                          -            -
Common stock - $.01 par value, authorized 100,000,000
  shares, issued 34,027,906 and 33,771,124 shares            340          338
Additional paid-in capital                               354,129      348,942
Retained earnings                                         64,411       48,626
Foreign currency translation adjustment                   (2,713)        (978)
                                                       ----------   ----------
                                                         416,167      396,928
Less: 156,917 and 100,000 shares of treasury stock,
  at cost                                                 (1,396)        (275)
                                                       ----------   ----------
Total stockholders' equity                               414,771      396,653
                                                       ----------   ----------

Total liabilities and stockholders' equity             $ 489,609    $ 461,693
                                                       ==========   ==========

Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date.




See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                             Three Months Ended        Nine Months Ended
                                                  March 31,                March 31,
                                            ----------------------    -------------------
                                             2002          2001        2002        2001
                                            ----------------------    -------------------
                                             (Unaudited)                  (Unaudited)
Net sales                                   $105,614     $ 87,092     $300,518    $269,082
Cost of sales                                 73,172       61,129      209,131     176,671
                                            ---------    ---------   ---------    --------
   Gross profit                               32,442       25,963       91,387      92,411

Selling, general and administrative
  expenses                                    23,911       19,402       63,788      57,273
Merger costs                                       -            -            -       1,032
                                            ---------    ---------   ---------    --------
   Operating income                            8,531        6,561       27,599      34,106

Interest expense (income)- net and
  other expenses                                 300         (752)       2,194      (1,949
                                            ---------    ---------   ---------    --------

Income before income taxes                     8,231        7,313       25,405      36,055
Provision for income taxes                     3,094        3,072        9,620      15,143
                                            ---------    ---------   ---------    --------
   Net income                               $  5,137     $  4,241     $ 15,785    $ 20,912
                                            =========    =========   =========    ========

Basic earnings per common share:
   Net income                               $   0.15     $   0.13     $   0.47    $   0.64
                                            =========    =========   =========    ========

Diluted earnings per common share:
   Net income                               $   0.15     $   0.12     $   0.45    $   0.61
                                            =========    =========   =========    ========
Weighted average common shares outstanding:
   Basic                                      33,868       33,368       33,741      32,833
                                            =========    =========   =========    ========
   Diluted                                    34,908       34,845       34,808      34,508
                                            =========    =========   =========    ========


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                    Nine Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                    2002        2001
                                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                  (Unaudited)
Net income                                                      $  15,785     $  20,912
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of property and equipment        5,583         4,645
     Amortization of goodwill and other intangible assets             168         4,770
     Amortization of deferred financing costs                         279            15
     Provision for doubtful accounts                                  360           398
     Other                                                             35            36
     Increase (decrease) in cash attributable to changes in
     assets and liabilities, net of amounts applicable to
     acquired businesses:
          Accounts receivable                                     (10,370)      (14,860)
          Inventories                                              (5,920)        1,827
          Other current assets                                       (419)         (480)
          Other assets                                             (1,042)           41
          Accounts payable and accrued expenses                    (6,668)      (12,710)
          Recoverable income taxes, net of income taxes payable    15,052        15,706
                                                                ----------  ------------

          Net cash provided by operating activities                12,843        20,300
                                                                ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                  (13,963)       (5,687)
Purchases of property, plant and equipment                        (18,121)      (10,063)
                                                                ----------  ------------

          Net cash used in investing activities                   (32,084)      (15,750)
                                                                ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from Credit Facility                                   1,000         4,400
Payments on economic development revenue bonds                       (333)         (266)
Purchase of treasury stock                                         (1,121)            -
Costs in connection with bank financing                              (200)       (1,185)
Proceeds from exercise of warrants and options, net of
  related expenses                                                    724        12,954
Payment of other long-term debt and other liabilities              (2,706)         (206)
                                                                ----------  ------------

          Net cash (used in)/provided by financing activities      (2,636)       15,697
                                                                ----------  ------------

Effect of exchange rate changes on cash                              (599)            -
                                                                ----------  ------------
Net (decrease)increase in cash and cash equivalents               (22,476)       20,247
Cash and cash equivalents at beginning of period                   26,643        38,308
                                                                ----------  ------------

Cash and cash equivalents at end of period                      $   4,167     $  58,555
                                                                ==========  ============








See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2002 (In thousands, except per share and share data)



                                Common Stock                                               Foregin
                            --------------------  Additional            Treasury Stock     Currency
                                           Amount  Paid-in    Retained  ---------------    Translation          Comprehensive
                             Shares       at $.01  Capital    Earnings   Shares  Amount    Adjustment   Total      Income
                            ----------   -------- ---------- ---------- -------- --------  ----------- --------- ------------

Balance at June 30, 2001    33,771,124    $ 338   $ 348,942   $ 48,626   100,000    $(275)    $ (978)  $396,653

Exercise of stock options       46,608                  645                                                 645

Purchase of treasury shares                                               56,917   (1,121)                (1,121)

Issuance of common stock       210,174        2       4,507                                                4,509

Non-cash compensation
  charge                                                 35                                                   35

Net income for the period                                       15,785                                    15,785

Comprehensive income:
   Net income
                                                                                                                  $  15,785
    Translation adjustments                                                                   (1,735)     (1,735)    (1,735)
                                                                                                                  ----------

Total comprehensive income                                                                                        $  14,050
                            ---------- --------- ----------- ---------- --------- --------- ---------- ---------- ==========
Balance at March 31, 2002   34,027,906    $ 340   $ 354,129   $ 64,411   156,917  $(1,396)   $(2,713)   $414,771
                            ========== ========= =========== ========== ========= ========= ========== ==========


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL

         The Hain Celestial Group (herein referred to as "we","us" and "our") is a natural, specialty and snack food company. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Yves Veggie Cuisine(R), Gaston's(R), Lima(R) and Biomarche(R) in Europe, DeBoles(R), Earth's Best(R), and Nile Spice(R). Our principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry and refrigerated products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

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

2.       BASIS OF PRESENTATION

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. Please refer to the footnotes to our consolidated financial statements as of June 30, 2001 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

3.       ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         Our results for the three and nine months ended March 31, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $1.6 and $4.8 million reduction in expenses ($1.1 and $3.3 million, net of tax) and a $.03 and $.08 increase in basic and diluted earnings per share, respectively, for the three and nine month periods ended March 31, 2002. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life unless the asset is determined to have an indefinite useful life. At March 31, 2002, included in trademarks and other intangible assets on the balance sheet, is approximately $.7 million of intangible assets deemed to have a finite life being amortized over their estimated useful lives. Goodwill must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted. In accordance with SFAS No. 142, we have evaluated the fair value of our reporting units and compared those values to the carrying values of their related goodwill and indefinite-life intangible assets, and based on such evaluation, no impairment existed at July 1, 2001. The $4.8 million pre-tax reduction of intangible amortization expense recognized during the nine-month period ended March 31, 2002 represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to July 1, 2001 and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

         The following table reflects consolidated results of operations (net of tax effect) adjusted as though the adoption of SFAS No. 141 and 142 occurred as of the beginning of the nine-month period ended March 31, 2001.

                                         Three Months     Nine Months
                                            Ended            Ended
                                        March 31, 2001   March 31, 2001
                                         ------------     ------------
Net Earnings:
 As reported                                $  4,241         $ 20,912
 Goodwill and indefinite-life
  intangibles amortization, net                  902            2,767
                                         ------------     ------------
 As adjusted                                $  5,143         $ 23,679
                                         ============     ============
Basic earnings per common share:
 As reported                                $   0.13         $   0.64
                                         ============     ============
 As adjusted                                $   0.15         $   0.72
                                         ============     ============
Diluted earnings per common share:
 As reported                                $   0.12         $   0.61
                                         ============     ============
 As adjusted                                $   0.15         $   0.69
                                         ============     ============

         The following table reflects the components of trademarks and other intangible assets as of March 31, 2002:

                                         Gross Carrying   Accumulated
                                             Amount       Amortization
                                         -------------    -----------
Amortized intangible assets:
  Licensing costs and other intangibles     $  1,110        $   375
Non-amortized intangible assets:
  Trademarks                                $ 37,696        $     -

4.       ADOPTION OF EITF CONSENSUS REGARDING SALES INCENTIVES

         In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". Under the consensus, certain sales incentives must be recognized as a reduction of sales rather than as an expense (we included such sales incentives within selling, general and administrative expenses). In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Statement Characterization of Consideration from a Vendor to a Retailer", which expanded upon the types of consideration paid by vendors to retailers which are to be considered sales incentives and, accordingly, should be classified as a reduction of sales rather than as a component of selling, general and administrative expenses. In November 2001, the EITF reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of A Vendor's Product", which provides interpretative guidance to Issues 00-14 and 00-25. The results of operations reflect the adoption of these EITF consensuses related to the classification of certain vendor promotional allowances and other sales incentives as reductions of sales rather than as a selling expense as has been the predominant industry and company practice in the past. The sales amounts for the 2002 periods are in conformity with those EITF consensuses, which were adopted effective January 1, 2002. In order to provide comparable information from period to period, prior year periods have been restated by reclassifying promotional allowances and other sales incentives of $16.8 million in the third quarter of 2001, and $44.4 million for the nine months ended March 31, 2001, from selling expense to net sales.

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

     On January 18, 2001, we acquired privately-held Fruit Chips B.V. a Netherlands based company, which we subsequently renamed Terra Chips B.V. Terra Chips B.V. is a manufacturer and distributor of low-fat fruit, vegetable and potato chips selling to European markets.

         Details about the Yves and Fruit Chips acquisitions are included in our annual report for the year ended June 30, 2001.

         Unaudited pro forma results of operations for the periods ended March 31, 2002 and 2001 reflecting the above acquisitions as if they occurred at the beginning of the respective periods would not be materially different than the actual results as presented.

6.       INVENTORIES

         Inventories consist of the following:

                                        March 31, 2002  June 30, 2001
                                         ----------     ------------
       Finished goods                     $  38,084        $ 29,933
       Raw materials and packaging           18,908          19,660
                                         ----------       ---------
                                          $  56,992        $ 49,593
                                         ==========       =========

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                      March 31, 2002   June 30, 2001
                                        -----------     -----------
       Land                              $   6,963       $   6,673
       Building and improvements            24,698          13,611
       Machinery and equipment              53,091          42,861
       Furniture and fixtures                2,734           2,505
       Leasehold improvements                6,565           6,818
       Construction in progress              4,986           8,863
                                        -----------     -----------
                                            99,037          81,331
       Less: Accumulated depreciation
               and amortization             27,239          25,551
                                        -----------     -----------
                                         $  71,798       $  55,780
                                        ===========     ===========


8.       CREDIT FACILITY

         We have available to us a $240 million Credit Facility (the "Credit Facility") which provides us with a four-year, $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 27, 2003. The Credit Facility is unsecured, but is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2002, we had borrowed approximately $4.4 million under the revolving facility with interest at 3.0625% (classified within long-term debt instruments). We also borrowed $1.0 million as of March 31, 2002 under the Credit Facility with interest at 4.75% (classified as current portion of debt instruments as all of such amount has been subsequently repaid).

9.       EARNINGS PER SHARE

     We report basic and diluted earnings per share in accordance with SFAS Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share exclude any dilutive effects of options and warrants. Diluted earnings per share include all dilutive common stock equivalents such as stock options and warrants.

         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                        Three Months Ended    Nine Months Ended
                                             March 31,            March  31,
                                       ---------------------- -----------------
                                          2002      2001       2002      2001
                                       ---------- ---------  --------- --------
Numerator:
Numerator for basic and diluted
 earnings per common share -
 Net income                               $ 5,137    $4,241  $ 15,785  $ 20,912
Denominator:
Denominator for basic earnings per
  common share - weighted average
  shares outstanding during the period
                                           33,868    33,368    33,741    32,833
Effect of dilutive securities:
Stock options                                 856     1,277       882     1,438
Warrants                                      184       200       185       237
                                        ---------- --------- --------- --------
                                            1,040     1,477     1,067     1,675
                                        ---------- --------- --------- --------
Denominator for diluted earnings
 per common share - adjusted
 weighted average shares and
 assumed conversions                       34,908    34,845    34,808    34,508
                                        ========== ========= ========= ========
Basic net income per common share          $ 0.15     $0.13    $ 0.47     $0.64
                                        ========== ========= ========= ========
Diluted net income per common share        $ 0.15     $0.12    $ 0.45     $0.61
                                        ========== ========= ========= ========


10.      SUBSEQUENT EVENTS

         In May 2002, we entered into a letter of intent to form a joint venture with Shin-Shin, a Japanese food manufacturer and distributor, to distribute and sell our Yves Veggie Cuisine products, as well as other brands, in Japan.

         During the period May 8, 2002 to May 10, 2002, we acquired 150,000 shares of our common stock in open market purchases at a cost of approximately $2.4 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Overview

         We manufacture, market, distribute and sell natural, specialty, organic and snack food products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Gaston's(R), Yves Veggie Cuisine(R), Lima(R) and Biomarche(R) in Europe, DeBoles(R), Earth's Best(R), and Nile Spice(R). Our principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Weight Watchers(R) dry and refrigerated products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our website can be found at www.hain-celestial.com.

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

Results of Operations

Adoption of EITF Consensus Regarding Sales Incentives

         The results of operations reflect the adoption of EITF consensuses related to the classification of certain vendor promotional allowances and other sales incentives as reductions of sales rather than as a selling expense as has been the predominant industry and company practice in the past. The sales amounts for the 2002 periods are in conformity with those EITF consensuses, which were adopted effective January 1, 2002. In order to provide comparable information from period to period, prior year periods have been restated by reclassifying promotional allowances and other sales incentives of $16.8 million in the third quarter of 2001, and $44.4 million for the nine months ended March 31, 2001, from selling expense to net sales.

Three months ended March 31, 2002

         Net sales for the three months ended March 31, 2002 were $105.6 million, an increase of $18.5 million or 21.3% over net sales of $87.1 million in the same quarter of the prior year. Net sales increased by 23% on a comparable basis when adjusted for our reduced focus on supplements and certain non-core product categories. Approximately 16% of the overall 23% increase in net sales was derived from sales of businesses acquired subsequent to March 31, 2001. The remaining internal growth was derived principally from our Terra and Garden of Eatin' snack brands and from our refrigerated Westsoy and Health Valley brands.

         Gross profit for the three months ended March 31, 2002 was 30.7% of net sales as compared to 29.8% of net sales in the same quarter of the prior year. Gross profit in the March 2001 period was negatively affected by approximately 2 percentage points due to an inventory charge when we consolidated certain warehouses and implemented a new corporate information system at that time. On a comparable basis, gross profit last year was 32.1%, or 1.4% higher than in the current period. The decrease in this year's period is a result of lower gross profits earned by certain businesses recently acquired and the added cost from the warehousing and distribution network. In addition, we incurred higher distribution costs associated with certain strategic initiatives to increase inventory levels to reduce stock-outs, and thereby increase customer satisfaction.

         Selling, general and administrative expenses (excluding amortization) increased by $6.1 million to $23.9 million for the three months ended March 31, 2002 as compared to $17.8 million in the March 31, 2001 quarter. Such expenses as a percentage of net sales amounted to 22.6% for the three months ended March 31, 2002 compared with 20.5% in the March 31, 2001 quarter. The overall increase in dollars and percentage is a result of the added selling, general and administrative costs of $3.2 million brought on by the aforementioned acquisitions and additional consumer spending through television advertising and other media of approximately $3.5 million.

         Amortization of goodwill and other intangible assets was $1.6 million for the March 2001 period compared to less than $.1 million in the 2002 period. The results for the quarter ended March 31, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $1.5 million reduction in overall expenses ($1.1 million net of tax) and a $.03 increase in basic and diluted earnings per share. The $1.5 million pre-tax reduction of amortization expense recognized this quarter represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to July 1, 2001 and is no longer being amortized.

         Operating income was $8.5 million in the 2002 period compared to $6.6 million in the 2001 period. Operating income as a percentage of net sales amounted to 8.1%, compared with 7.5% in the March 2001 quarter. The dollar and percentage increases resulted principally from higher gross profits, offset by higher selling, general and administrative costs, all as described above.


         Interest expense (income) - net and other expenses amounted to $.3 million of expense for the three months ended March 31, 2002 compared to $.8 million of income in the comparable period. The decrease of $1.1 million was caused entirely by the interest expense we incurred this year while using our credit facility as compared to the interest we earned on the investible cash we had during the March 2001 period. Since that time, we have used that cash to fund the Yves and Lima acquisitions and to fund the construction of our new Terra Chip manufacturing facility in Moonachie, New Jersey. In addition, in the 2002 period we have added carrying costs associated with our Credit Facility, which we entered into on March 28, 2001.

         Income before income taxes for the three months ended March 31, 2002 amounted to $8.2 million compared to $7.3 million in the corresponding 2001 period. This increase was attributable to the aforementioned increase in operating income, offset by the swing in interest expense (income) - net and other expenses.

         Income taxes remained flat at $3.1 million for both the three months ended March 31, 2002 and 2001. The effective tax rate was approximately 38% in the 2002 period compared to 42% in the corresponding 2001 period. The lower tax rate was a result of the elimination of non-deductible goodwill amortization from our income statement as a result of the aforementioned adoption of the new accounting for goodwill and other intangible assets at the beginning the current fiscal year.

         Net income for the three months ended March 31, 2002 was $5.1 million compared to $4.2 million in the corresponding 2001 period. The increase of $.9 million in earnings was primarily attributable to the aforementioned increase in income before income taxes.

Nine months ended March 31, 2002

         Net sales for the nine months ended March 31, 2002 were $300.5 million, an increase of $31.4 million or 12% over net sales of $269.1 million in the same period of the prior year. Net sales increased by 12.7% on a comparable basis when adjusted for our reduced focus on supplements and certain non-core product categories. Our increase in sales is primarily the result of strong increases in unit volume from our Terra, Garden of Eatin' and refrigerated Westsoy brands, as well as sales contributed by companies we acquired in the second half of fiscal 2001 and in the second quarter of fiscal 2002. Our sales during this period were impacted by the events of September 11, 2001, and the impact from the unusually warm winter months of October 2001 to February 2002 on our teas, soups and hot cereal products.

         Gross profit for the nine months ended March 31, 2002 decreased to 30.4% of net sales as compared to 34.3% of net sales in the same period of the prior year. Including the effects of the aforementioned March 2001 inventory write-off of $2 million, the gross profit decrease as a percentage of net sales was 4.5%. Approximately 1% of this decrease is a result of higher than anticipated start-up production costs at our new Terra Chip manufacturing facility in Moonachie, New Jersey, including the cost of training employees on new technology, production downtime during start-up, and the additional costs of the transition of production from the original Terra Chips facility in Brooklyn, NY, while we operated both our Brooklyn and Moonachie facilities; approximately 2.2% of lower gross profits caused by changes in the mix of sales driven principally by the warm winter weather; and approximately 1.5% due to additional freight and warehousing costs associated with certain strategic initiatives to increase inventory levels to reduce stock-outs, thereby increasing customer satisfaction, and an increase in additional warehousing and distribution costs from our newly acquired businesses.

         Selling, general and administrative expenses (excluding amortization expense) increased by $10.3 million to $63.8 million for the nine months ended March 31, 2002 as compared to $53.5 million in the March 31, 2001 period. As a percentage of net sales, these expenses amounted to 21.2% for the nine months ended March 31, 2002 compared with 20.0% in the March 31, 2001 period. The increase is a result of $3.3 million of costs brought on by the second half fiscal 2001 and second quarter fiscal 2002 acquisitions, with the remainder of the increase principally attributable to higher advertising and marketing costs (media and print) over the comparable 2001 period.

         Amortization of goodwill and other intangible assets was $4.8 million for the March 2001 period compared to $.2 million in the 2002 period. The decrease is a result of the aforementioned adoption of SFAS No. 142.

         Merger related charges, which related to certain employee costs associated with our May 2000 merger with Celestial Seasonings, amounted to $1 million for the nine months ended March 31, 2001. There were no merger related charges in the current 2002 period.

         Operating income decreased by $6.5 million compared to the 2001 period. Operating income as a percentage of net sales amounted to 9.2% compared with 12.7% in the March 2001 period. The dollar and percentage decreases resulted principally from higher cost of goods sold, higher selling, general and administrative expenses, offset by the lack of merger related costs and lower amortization expense in the 2002 period.

         Interest expense (income) - net and other expenses amounted to $2.2 million for the nine months ended March 31, 2002 compared with income of $1.9 million in the same period of the prior year. The change of $4.1 million is primarily a result of the items discussed above in the three month period ended March 31, 2002 and other costs and expenses totaling $1.5 million resulting from the closure of our Terra Chips Brooklyn, NY manufacturing facility in December 2001 and the return of the leased premises to the owner. We disposed of machinery and equipment and leasehold improvements deemed unusable which totaled $1 million, and we were required to retrofit the leased Brooklyn facility to its original condition at a cost of approximately $.5 million.

         Income before income taxes for the nine months ended March 31, 2002 amounted to $25.4 million compared to $36.1 million in the same period of the prior year. The $10.7 million decrease was attributable to the aforementioned decrease in operating income, as well as the swing in interest expense and other expenses, net.

         Income taxes decreased to $9.6 million for the nine months ended March 31, 2002 compared to a $15.1 million in the corresponding 2001 period. The effective tax rate was 38% in the 2001 period compared to 42.0% in the corresponding 2001 period. The reason for our lower tax rate was described above in the three month section on income taxes.

         Net income for the nine months ended March 31, 2002 amounted to $15.8 million compared to $20.9 million in the corresponding 2001 period. This $5.1 million decrease in earnings was primarily attributable to the aforementioned decrease in income before income taxes offset by the reduction in income tax expense.


Liquidity and Capital Resources

         We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

         We have available to us a $240 million Credit Facility which provides us with a four-year, $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 27, 2003. The Credit Facility is unsecured, but is guaranteed by all direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature.

         This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

         Net cash provided by operations was $12.8 and $20.3 million for the nine months ended March 31, 2002 and 2001, respectively. The decrease in operating cash flows is primarily due to the decrease in net income. Our working capital and current ratio was $75.9 million and 2.3 to 1, respectively, at March 31, 2002 compared with $92.3 million and 2.99 to 1 respectively, at June 30, 2001. The decrease in working capital and current ratio is due to the use of approximately $18 million for capital expenditures and $14.3 million of cash to fund our recent acquisitions. This $32.3 million of investments compares with only $15.8 million of cash used in investing activities in the comparable March 2001 period.

         Net cash used in financing activities was $2.6 million for the nine months ended March 31, 2002. During the nine months ended March 2002, we borrowed, net of repayments, approximately $1 million under our Credit Facility to fund working capital needs and we used $1.1 million of cash for a stock buyback program. Net cash provided by financing activities of $15.7 million in the March 2001 period was derived principally from proceeds received from exercises of warrants and stock options. During the period May 8, 2002 to May 10, 2002, we acquired 150,000 shares of our common stock in open market purchases at a cost of approximately $2.4 million.

         We believe that cash on hand of $4.2 million at March 31, 2002, as well as projected remaining fiscal 2002 and 2003 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures and scheduled debt payments for the remainder of fiscal 2002 and 2003. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1.5% interest.

Critical Accounting Policies

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. We believe our critical accounting policies are as follows, including our methodology for estimates made and assumptions used.


Valuation of Accounts and Chargeback Receivables

         We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations over the last few years. While two of our customers represent approximately 30% of our trade receivable balance on an ongoing basis, we believe there is no credit exposure at this time.

         Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable has been within our expectations and no significant write-offs and/or impairment has occurred.

         There can be no assurance that we would have the same experience with our receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change the way we market and sell our products.

Inventory

         Our inventory is valued at the lower of cost or market. Cost has been derived principally using standard costs utilizing the first-in, first-out method. We provide allowances for finished goods expected to become non-saleable due to age and specifically identify and reserve for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

         Our property, plant and equipment is carried at cost and depreciated and or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter. We believe the asset lives assigned to our property, plant and equipment are within ranges/guidelines generally used in food manufacturing and distribution businesses. Our manufacturing plants and distribution centers, and their related assets, are periodically reviewed to determine if any impairment exists by analyzing underlying cash flow projections. At this time, we believe no impairment exists on the carrying value of such assets.

Revenue Recognition

         Sales are recognized upon the shipment of finished goods to customers. Allowances for cash discounts and returns are recorded in the period in which the related sale is recognized.

Seasonality

         Our tea business consists primarily of manufacturing and marketing hot tea products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. This is also true for our soups and hot cereals businesses, but to a lesser extent. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, abnormal and inclement weather patterns and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results, due to the timing and extent of these factors, can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance. In some future periods, our operating results may fall below the expectations of securities analysts and investors, which could harm our business.

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


Part II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

Reports on Form 8-K

On January 28, 2002, we announced our second quarter of fiscal 2002 net sales and the increase in net sales over the comparable period in 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           THE HAIN CELESTIAL GROUP, INC.



Date:     May 14, 2002                    /s/ Irwin D. Simon
                                          ------------------------------------
                                          Irwin D. Simon,
                                          President and Chief
                                          Executive Officer







Date:     May 14, 2002                    /s/ Ira J. Lamel
                                          ------------------------------
                                          Ira J. Lamel,
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer