Form 10-K
period 2002-06-30
HAIN CELESTIAL GROUP INC
filed 2002-09-30
CIK 910406

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
                                   Act of 1934
                     For The Fiscal Year Ended June 30, 2002
                           Commission File No. 0-22818

                         THE HAIN CELESTIAL GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               22-3240619
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

         58 South Service Road
            Melville, New York                          11747
  (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (631) 730-2200
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. |X|

State the aggregate market value of the voting common equity held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     Class of Voting Stock and Number               Market Value Held
    of Shares Held by Non-Affiliates                by Non-affiliates*
    --------------------------------                -----------------

     26,965,891 shares of Common Stock                $ 395,859,280

* Based on the last reported sale price for the Common Stock on Nasdaq National Market on September 25, 2002.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. Common Stock, par value $.01 per share, 33,613,202 shares outstanding as of September 25, 2002.

                       Documents Incorporated by Reference

           Document                                Part of the Form 10-K
                                                   into which Incorporated
The Hain Celestial Group, Inc. Definitive                Part III
Proxy Statement for the Annual Meeting
of Stockholders to be Held November 12, 2002

                        Table of Contents


Part I

  Item 1.    Business
             Note Regarding Forward Looking Information                  1
             General                                                     1
             Product Overview                                            3
             Products                                                    4
             New Product Initiatives Through Research and Development    5
             Sales and Distribution                                      5
             Marketing                                                   6
             Manufacturing Facilities                                    6
             Suppliers of Ingredients and Packaging                      7
             Co-packed Product Base                                      8
             Trademarks                                                  8
             Competition                                                 9
             Government Regulation                                       10
             Independent Certification                                   10
  Item 2.    Properties                                                  11
  Item 3.    Legal Proceedings                                           12
  Item 4.    Submission of Matters to a Vote of Security Holders         12
Part II

  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                         12
  Item 6.    Selected Financial Data                                     13
  Item 7.    Management's Discussion and Analysis of Financial           14-22
             Condition and Results of Operations
  Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk                                                        22
  Item 8.    Financial Statements and Supplementary Data                 23-51
  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         52
Part III

  Item 10.   Directors and Executive Officers of the Registrant          52
  Item 11.   Executive Compensation                                      52
  Item 12.   Security Ownership and Certain Beneficial Owners and
             Management                                                  52
  Item 13.   Certain Relationships and Related Transactions              52
  Item 14.   Controls and Procedures                                     52
Part IV

  Item 15.   Exhibits, Financial Statement Schedule, and Reports on
             Form 8-K                                                    52-55
             Signatures                                                  56

                                     PART I
                        THE HAIN CELESTIAL GROUP, INC.

Item 1. Business.

      Unless otherwise indicated, references in this Annual Report to 2002, 2001, 2000 or "fiscal" 2002, 2001, 2000 or other years refer to our fiscal year ended June 30 of that year and references to 2003 or "fiscal" 2003 refer to our fiscal year ending June 30, 2003.

Note Regarding Forward Looking Information

      Certain statements contained in this Annual Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company (as defined below), or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy; the ability to effectively integrate its acquisitions; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel; and changes in, or the failure to comply with government regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

General

      The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural, specialty, organic and snack food products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Gaston's(R), Lima(R) and BioMarche(R), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our website can be found at www.hain-celestial.com.

      Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market stores, food service channels and club stores. During 2002, 2001 and 2000, approximately 54%, 51% and 55%, respectively, of our revenues were derived from products manufactured within our own facilities. The remaining 46%, 49% and 45% for 2002, 2001 and 2000, respectively, of our revenues were derived from products which are produced by independent food manufacturers ("co-packers") using proprietary specifications controlled by us.

      Since our formation, we have completed a number of acquisitions of companies and brands. In the last three years, we have acquired the following companies and brands:

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

      On July 1, 1998, we acquired the following businesses and brands from The Shansby Group and other investors:

      Arrowhead Mills, Inc., a natural food company.

      DeBoles Nutritional Foods, Inc., a natural pasta products company.

      Dana Alexander, Inc. the maker of Terra Chips natural vegetable chips.

      Garden of Eatin', Inc., a natural snack products company.

      On May 18, 1999, we acquired Natural Nutrition Group, Inc. and its subsidiaries ("NNG"). NNG is a manufacturer and marketer of premium natural and organic food products primarily under its Health Valley, Breadshop's and Sahara Natural brands.

      In September 1999, we purchased the trademarks of Earth's Best natural baby food products from H.J. Heinz Company ("Heinz"). Prior thereto, Earth's Best products were sold by us to natural food stores pursuant to a license from Heinz acquired in May 1998, and further to United States retail grocery and natural food stores under an April 1999 expansion of the licensing agreement. In connection with an investment by Heinz in our business and our acquisition of the Earth's Best trademarks, we issued to a subsidiary of Heinz approximately
3.5 million shares of our common stock. The Company and the Heinz subsidiary also entered into an Investors Agreement under which the Heinz subsidiary agreed to limit its holdings to 19.5% of our common stock for an 18 month period that ended March 27, 2001. See Note 13 of the Notes to the Consolidated Financial Statements for further information regarding this transaction.

      On January 18, 2001, we acquired Fruit Chips B.V., a Netherlands based company, which manufactures, distributes and markets low fat fruit, vegetable and potato chips.

      On June 8, 2001, we acquired Yves Veggie Cuisine, Inc. and its subsidiaries ("Yves"), a Vancouver, British Columbia based company. Yves is a manufacturer, distributor and marketer of premium soy protein meat alternative products.

      On December 10, 2001, we acquired Lima N.V., the leading Belgian natural and organic foods manufacturer and marketer, and its affiliated company BioMarche, a processor and marketer of fresh organic produce.

      Our brand names are well recognized in the various market categories they serve. We have acquired numerous brands since our formation (in addition to those mentioned above) and we will seek future growth through internal expansion as well as the acquisition of complementary brands.

      Our overall mission is to be a leading marketer and seller of natural, organic, beverage and speciality food products by integrating all of our brands under one management team and employing a uniform marketing, sales and distribution program. Our business strategy is to capitalize on the brand equity and the distribution previously achieved by each of our acquired product lines and to enhance revenues by strategic introductions of new product lines that complement existing products. This strategy has been established through the acquisitions referred to above and the introduction of a number of new products that complement existing product lines. We believe that by integrating our various brand groups, we will achieve economies of scale and enhanced market penetration. We consider the acquisition of natural, organic and speciality food companies and product lines as an integral part of our business strategy. To that end, we do, from time to time, review and conduct preliminary discussions with acquisition candidates.

      As of June 30, 2002, we employed a total of 1,337 full-time employees. Of these employees, 101 were in sales, 764 in production and the remaining 472 were management and administrative.

Product Overview

Natural and Organic Food Products

      Our Hain, Westbrae, Westsoy, Little Bear, Bearitos, Arrowhead Mills, Terra Chips, DeBoles, Garden of Eatin', Health Valley, Casbah, Breadshop's, Nile Spice, Earth's Best, Harry's Premium Snacks, Lima and BioMarche businesses market and distribute a full line of natural food products. We are a leader in many of the top natural food categories. Natural foods are defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of our products are also made with "organic" ingredients which are grown without dependence upon artificial pesticides, chemicals or fertilizers.

Tea and Beverage Products

      Our tea products contain no artificial preservatives, are made from high-quality, natural ingredients and are generally offered in 20 and 40 count packages sold in grocery, natural foods and other retail stores. We develop high-quality, flavorful, natural products with attractive, colorful and thought-provoking packaging. Our products include Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R), Wild Cherry Blackberry, Cinnamon Apple Spice, Red Zinger(R), Raspberry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Wild Berry Zinger(R) herb teas, a line of green teas, a line of wellness teas, a line of organic teas, and a line of specialty black teas.

Snack Food Products

      We manufacture, market and sell a variety of potato and vegetable chips, organic tortilla style chips, pretzels, popcorn and potato chips under the Terra Chips, Gaston's, Garden of Eatin', Little Bear, Boston's Popcorn and Harry's Original names.

Meat Alternative Products

      We manufacture, distribute and market a full line of soy protein meat alternative products under the Yves brand name including such well known products as The Good Dog(R), The Good Lunch(R) and The Good Slice(R), among others. Meat alternative products provide consumers with a meat alternative product containing health benefits of soy but without the health concerns associated with traditional meat products.

Medically-Directed and Weight Management Products

      Our Estee and Featherweight businesses market and distribute a full line of sugar-free, fructose sweetened and low sodium products targeted towards diabetic and health conscious consumers and persons on medically-restricted diets.

Specialty Cooking Oil Products

      Our Hollywood business markets a line of specialty cooking oils that are enhanced with Vitamin E to maintain freshness and quality. The Hollywood product line also includes carrot juice, mayonnaise and margarine. Hollywood products are primarily sold directly to supermarkets and other mass market merchandisers.

Kosher Food Products

      Our Kineret business markets and distributes a line of frozen and dry kosher food products. Kosher foods are products that are prepared in a manner consistent with Kosher dietary laws.

Products

      Our natural and organic food product lines consist of approximately 1,200 branded items and include non-dairy drinks (soy and rice milk), popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking oils, granolas, granola bars, cereal bars, canned and instant soups, chilis, packaged grain, nut butters and nutritional oils, as well as other food products. Non-dairy drinks accounted for approximately 12% of total net sales in 2002 and 14% each in 2001 and 2000.

      Our beverage and tea products include herb teas which are made from all natural ingredients and are offered in a wide variety of flavors. Our top-selling herb tea products include Sleepytime, Chamomile, Lemon Zinger, Peppermint, Raspberry Zinger, Tension Tamer, Wild Berry Zinger, Country Peach Passion, Mandarin Orange Spice and Red Zinger; Green teas which includes Authentic Green Tea, Decaffeinated Green Tea, Emerald Gardens(R) Green Tea, Green Lemon Zinger, Honey Lemon Ginseng Green Tea and Misty Jasmine(TM) Green Tea; Wellness teas, which includes Sleepytime EXTRA, Tension Tamer EXTRA, Detox A.M.(TM), Diet Partner, Echinacea, Echinacea Complete Care(TM), GingerEase(TM), GinkgoSharp(TM), Ginseng Energy(TM), LaxaTea(TM) and Mood Mender(TM) and Specialty Black Teas which are made exclusively from natural ingredients. Black tea products include Victorian Earl Grey(R), Devonshire English Breakfast(R), Tuscany Orange Spice(R), Golden Honey Darjeeling(R), and Bali Black Raspberry(R). Tea beverages accounted for approximately 21% of total net sales in 2002 and 24% in each of 2001 and 2000.

      Yves meat alternative products consist of approximately 40 items including meat alternative choices among veggie burgers, veggie wieners, veggie slices, veggie entrees and veggie ground round.

      Terra Chips natural food products consist of approximately 60 items comprised of varieties of potato chips, potato sticks (known as Frites(R)), sweet potato chips and other vegetable chips.

      Garden of Eatin' natural food products substantially consist of a variety of organic tortilla chip products.

      Boston Popcorn and Harry's products consist of approximately 20 varieties of popcorn, potato chips, tortilla chips and other snack food items.

      Hollywood products consist of safflower, canola, and peanut oils, and carrot juice. Hollywood cooking oils are enhanced with Vitamin E.

      Estee products consist of sugar-free and fructose sweetened food products.

      Kineret offers a line of kosher frozen food products under the Kineret and Kosherific labels. The Kineret products include fish products, potato pancakes, blintzes, challah bread, pastry dough, dry grocery products for Passover and assorted other food products.

      We continuously evaluate our existing products for taste, nutritional value and cost and makes improvements where possible. We will discontinue products or stock keeping units when sales of those items do not warrant further production.

New Product Initiatives Through Research and Development

      We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing high-quality products. A team of professional product developers works with a sensory technologist to test product prototypes with consumers. The research and development department incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development department routinely reformulates and revises existing products. We incurred approximately $1 million in Company-sponsored research and development activities in 2002 and $1.5 million in each of 2001 and 2000.

Sales and Distribution

      Our products are sold in all 50 states and in approximately 50 countries. Certain of our product lines have seasonal fluctuations (e.g. hot tea products, baking and cereal products and soup sales are stronger in cold months while sales of snack food products are stronger in the warmer months). Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business.

      A majority of the products marketed by us are sold through independent food distributors. Over half of these sales orders are received from third-party food brokers. We utilize a direct sales force for sales into natural food stores that has allowed us to reduce our reliance on food brokers. Food brokers act as agents for us within designated territories, usually on a non-exclusive basis, and receive commissions. Food distributors purchase products from us for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions on sales of our products by the distributors are generally made in their sole discretion, although we may participate in product pricing during promotional periods.

      Our customer base consists principally of mass-market merchandisers, natural food distributors, supermarkets, drug store chains, club stores and grocery wholesalers. Recently, growth of natural and organic foods has shifted from the natural food channel to the grocery channels as mainstream grocery distributors and retailers provide these products to meet consumer demand and awareness. Two of the distributors we sell to, United Natural Foods and Tree of Life, accounted for approximately 17% and 15%, respectively, of net sales for 2002 and approximately 18% to each of these distributors in each of 2001 and 2000. Net sales to export customers account for less than 5% of total net sales for each of the three years ended June 30, 2002.

      Our international subsidiaries in Canada and Europe sell to all channels of distribution in the countries they serve. International sales represented approximately 14.3% of total net sales in 2002 and less than 5% for each of 2001 and 2000.

Marketing

      We use a mix of trade and consumer promotions, as well as advertising, to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs. During 2002 we increased our investment in consumer spending to enhance brand equity while closely monitoring our trade spending. We expect to continue these investments in 2003. These consumer spending categories include, but are not limited to, consumer advertising using television, radio and print, coupons, direct mailing programs, and other forms of promotions. There is no guarantee that these promotional investments in consumer spending will be successful, and as we attempt to monitor our trade spending and increase consumer awareness, there may be a period of higher costs.

Manufacturing Facilities

      We currently manage and operate the following manufacturing facilities located throughout the United States: Celestial Seasonings, in Boulder, Colorado, which produces specialty teas; Terra Chips, in Moonachie, New Jersey, which produces Terra Chips vegetable chips; Arrowhead Mills, in Hereford, Texas, which produces hot and cold cereals, baked goods and meal cups; and DeBoles pasta, in Shreveport, Louisiana, which produces organic pasta. We also operate a manufacturing facility in Irwindale, California, which produces hot and cold cereals, baked goods, granola, granola bars, dry soups and other products under the Health Valley, Breadshop and Casbah labels. We have entered into an agreement (subject to customary consents and conditions) related to our Irwindale facility and expect that the lease on that facility will be assigned in connection with the sale of the related manufacturing assets to a co-pack manufacturer who will continue to manufacture products for us at that facility.

      Outside the United States, we have the following manufacturing facilities:
Terra Chips, B.V. in The Netherlands (that we acquired in January 2001 as part of the Fruit Chips B.V. acquisition) which produces snack foods; Yves Veggie Cuisine in Vancouver, British Columbia (that we acquired in connection with our acquisition of Yves Veggie Cuisine, Inc.) which produces soy-based meat alternative products; Lima, N.V. with two facilities, one in Maldegem, Belgium, which manufactures natural and organic food products, and the other in Sombreffe, Belgium, where its BioMarche business processes fresh organic produce.

      The facility in Irwindale, California, which we expect to sublease to a co- packer as described above, is leased by us under an operating lease through 2004. We own the manufacturing facilities in Moonachie, New Jersey, Boulder, Colorado, Hereford, Texas, Shreveport, Louisiana, The Netherlands and Vancouver, British Columbia and Belgium. During 2002, 2001 and 2000, approximately 54%, 51% and 55%, respectively, of our revenue was derived from products manufactured at our currently owned manufacturing facilities.

      We believe we have sufficient capacity in all of our facilities; however, an interruption in or the loss of operations at one or more of these facilities or failure to maintain our labor force at one or more of these facilities could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

      Furthermore, there can be no assurance that the recent power situation in California, or similar situations which may arise in other locations, would not adversely affect our business. Also, any work stoppage or disruption at any of our facilities could materially harm our business.

Suppliers of Ingredients and Packaging

      Our natural and organic ingredients and our packaging materials and supplies are obtained from various sources and suppliers located principally in the United States. However, certain of our packaging and products are sourced from the Far East.

      Our tea ingredients are purchased from numerous foreign and domestic manufacturers, importers and growers, with the majority of those purchases occurring outside of the United States.

      We maintain long-term relationships with most of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in U.S. currency. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

      Our organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. We perform laboratory analyses on incoming ingredient shipments for the purpose of assuring that they meet both our own quality standards and those of the U.S. Food and Drug Administration ("FDA") and the California Organic Foods Act of 1990.

      Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as foreign political situations, embargoes, changes in national and world economic conditions, currency fluctuations, forecasting adequate need of seasonal raw material ingredients and unfavorable climatic conditions. We take steps intended to lessen the risk of an interruption of botanical supplies, including identification of alternative sources and maintenance of appropriate inventory levels. We have, in the past, maintained sufficient supplies for our ongoing operations.

Co-Packed Product Base

      During 2002, 2001 and 2000, approximately 46%, 49% and 45%, respectively, of our revenue was derived from products manufactured at independent co-packers. Currently, independent food manufacturers, who are referred to in our industry as co-packers, manufacture many of our product lines, including our Alba, Estee, Garden of Eatin', Hain Pure Foods, Kineret, Little Bear Organic Foods, Terra Chips, Westbrae, Westsoy and Lima product lines.

      We presently obtain:

      - all of our requirements for non-dairy beverages from two co-packers, all of which are under contract;

      -     all of our requirements for rice cakes from one co-packer;

      -     all of our cooking oils from one co-packer, which is under contract;

      - principally all of our tortilla chips from three suppliers, one of which is under contract;

      - all of our requirements for Terra's Yukon Gold line from one supplier, which is under contract;

      - the requirements for our canned soups from one supplier, which is under contract; and

      - all of our Earth's Best baby food products from one supplier, Heinz, under contract.

      The loss of one or more co-packers, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source could be secured, which may be on less favorable terms.

Trademarks

      Our trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills, Bearitos, Breadshop's, Casbah, Celestial Seasonings, DeBoles, Earth's Best, Estee, Garden of Eatin', Hain Pure Foods, Health Valley, Kineret, Little Bear Organic Foods, Nile Spice, Terra, Westbrae, Westsoy, Lima and Yves. Celestial has trademarks for most of its best-selling brands, including Sleepytime, Lemon Zinger, Mandarin Orange Spice, Red Zinger, Wild Berry Zinger, Tension Tamer, Country Peach Passion, Raspberry Zinger and Gingko Sharp.

      We believe that brand awareness is a significant component in a consumer's decision to purchase one product over another in the highly competitive food and beverage industry. Our failure to continue to sell our products under our established brand names or negative publicity relating to one of our significant brand names, could have a material adverse effect on our business, results of operations and financial condition. We believe that our trademarks and trade names are significant to the marketing and sale of our products and that the inability to utilize certain of these names could have a material adverse effect on our business, results of operations and financial condition.

Competition

      We operate in highly competitive geographic and product markets, and some of these markets are dominated by competitors with greater resources. We cannot be certain that we could successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors, such as mainstream food companies including General Mills, Nestle S.A., Kraft Foods, Groupe Danone, Kellogg Company and Sara Lee Corporation, also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with our products. Retailers also market competitive products under their own private labels.

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

      Celestial's principal competitors on a national basis in the specialty teas market segment are Thomas J. Lipton Company, a division of Unilever PLC, and R.C. Bigelow, Inc. Unilever has substantially greater financial resources than the Company. Additional competitors include a number of regional specialty tea companies. There may be potential entrants which are not currently in the specialty tea market who may have substantially greater financial resources than we have. Private label competition in the specialty tea category is currently minimal.

      The soy beverage market, including both aseptic and refrigerated products, has shown sustained growth over the past several years. A statement by the FDA endorsing the heart healthy benefits of soy in October 1999 spurred the growth in both the aseptic and refrigerated segments. Aseptic soy milk is the more mature product category of the two and in the past eighteen months, additional larger competitors entered the category but have since exited the category after unsuccessful regional launches. Westsoy has taken advantage of the shelf space which became available and continues to be the number one and largest growing brand of aseptic soymilk in the grocery and natural channels.

      The refrigerated market is primarily driven by one brand, Silk, which is owned by Dean Foods and holds a significant share of refrigerated soymilk space through its strong national distribution system. Our refrigerated Westsoy product is specifically being targeted to accounts that agree to partner with us in strong soy milk markets that distribute both aseptic and refrigerated products.

      In the future, our competitors may introduce other products that compete with our products and these competitive products may have an adverse effect on our business, results of operations and financial condition.

Government Regulation

      Along with our manufacturers, brokers, distributors and co-packers, we are subject to extensive regulation by federal, state and local authorities. The federal agencies governing our business include the Federal Trade Commission
(FTC), The Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), and the Occupational Safety and Health Administration
(OSHA). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of and ingredients used in our products. Under various statutes these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances must approve our products, including a review of the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. Our activities are also regulated by state agencies as well as county and municipal authorities. We are also subject to the laws of the foreign jurisdictions in which we manufacture and sell our products.

      The USDA has adopted regulations with respect to organic labeling and certification which became effective February 20, 2001 with full implementation scheduled for October 21, 2002. We are in the final stages of preparation to comply with these regulations, and we anticipate that we will be in compliance by the required date. We currently manufacture approximately 650 organic products which are covered by these new regulations. Substantial labeling changes, as well as additional requirements for third party organic certification are required for compliance. In addition, on January 18, 2001, the FDA proposed new policy guidelines regarding the labeling of genetically modified foods. While we are revising our current labels to align them with this policy statement, future developments in the regulation of labeling of genetically modified foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

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

      In addition, through our fiscal 2002 year, we manufactured and sold dietary supplements through our Celestial subsidiary which are subject to the Dietary Supplement Health and Education Act of 1994 or DSHEA, which went into effect in March 1999. DSHEA defines dietary supplements as a new category of food, separate from conventional food. DSHEA requires specific nutritional labeling requirements for dietary supplements and permits substantiated, truthful and non- misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient, or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body.

Independent Certification

      We rely on independent certification agencies to certify our products as "organic" or "kosher," to differentiate our products in natural and specialty food categories. The loss of any independent certifications could adversely affect our market position as a natural and specialty food company, which could have a material adverse effect on our business, results of operations and financial condition.

      We comply with the requirements of independent organizations or certification authorities in order to label our product as certified. For example, we can lose our "organic" certification if a plant becomes contaminated with non-organic materials, or if not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our "kosher" certification if a plant and raw materials do not meet the requirements of the appropriate kosher supervision organization, such as The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, "KOF-K" Kosher Supervision, Kosher Overseers Associated of America and Upper Midwest Kashruth.

Item 2.     Properties.

      Our corporate headquarters are located in approximately 35,000 square feet of leased office space located at 58 South Service Road, Melville, New York, to which we relocated in January 2002. The lease on this facility runs through December 2012 with a current annual rental of approximately $1.2 million.

      We own a manufacturing and office facility in Boulder, Colorado, built in 1990 on 42 acres of Company-owned land. The facility has approximately 167,000 square feet, of which 50,000 square feet is office space and 117,000 square feet is manufacturing space.

      In January 2001, we purchased a 75,000 square foot manufacturing facility in Moonachie, New Jersey to manufacture our Terra vegetable chip products. This facility became operational in the fall of 2001.

      We own and operate manufacturing and distribution centers in Hereford, Texas and Shreveport, Louisiana for certain of our natural food product lines.

      We lease 60,000 square feet of warehouse space in Boulder, Colorado which is used for the storage and shipment of our tea and beverage products. The lease expires in 2004, and provides for a current annual rental of approximately $500,000.

      We lease 375,000 square feet of warehouse space in a building located in Ontario, California. The lease expires June 30, 2007 with renewal options and provides for a minimum annual rental of approximately $1.3 million. This facility serves as one of our West Coast distribution centers for principally all of our product lines.

      We operate a 7,000 square foot warehouse and distribution center located in East Hills, New York which it utilizes to distribute its frozen kosher food products. This lease, which provides for annual rental of approximately $55,000, expires in fiscal 2005.

      We lease approximately 180,000 square feet of manufacturing, warehouse and distribution space in Irwindale, California. These leases provide for combined annual rentals of approximately $900,000 and expire June 2004. We have entered into an agreement (subject to customary consents and conditions) related to this facility and expect to assign the lease covering approximately 155,000 square feet of this manufacturing space to a co-packer in connection with our planned sale of our manufacturing assets of this facility.

      Outside the United States, we own and operate a 90,000 square foot manufacturing facility in The Netherlands that produces snack food, including certain Terra Chips products; a 53,000 square foot manufacturing facility in Vancouver, British Columbia that produces soy-based meat substitute products; a manufacturing and distribution facility in Maldegem, Belgium, which produces natural and organic food products; and a processing and distribution center in Sombreffe, Belgium, which processes fresh organic produce.

      In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

Item 3.     Legal Proceedings.

      From time to time, we are involved in litigation incidental to the conduct of our business. Disposition of pending litigation is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

Item 4      Submission of Matters to a Vote of Security Holders.

None.


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

      Outstanding shares of our Common Stock, par value $.01 per share, are traded on Nasdaq's National Market System (under the ticker symbol HAIN). The following table sets forth the reported high and low closing prices for our Common Stock for each fiscal quarter from July 1, 2000 through September 10, 2002.


                                                   Common Stock
                                  ----------------------------------------------
                                       Fiscal 2002              Fiscal 2001
                                  ----------------------    --------------------
                                     High        Low           High       Low
                                  ---------- -----------    ---------- ---------
First Quarter                        $ 26.00    $  18.22       $ 37.50   $ 26.63
Second Quarter                         28.06       18.06         39.69     27.00
Third Quarter                          26.90       20.01         36.00     27.81
Fourth Quarter                         22.37       15.42         27.69     22.00
July 1 - September 10, 2002            17.88       12.13

      As of September 10, 2002, there were 381 holders of record of our Common Stock.

      We have not paid any dividends on our Common Stock to date. We intend to retain all future earnings for use in the development of our business and do not anticipate declaring or paying any dividends in the foreseeable future. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions within our Credit Facility (as defined below), our general financial condition and general business conditions.

Item 6.     Selected Financial Data.

      The following information has been summarized from our financial statements and should be read in conjunction with such financial statements and related notes thereto (in thousands, except per share amounts):

                                               Year Ended June 30
                              ----------------------------------------------------------------
                                  2002         2001          2000        1999         1998
                              ------------ ------------- ------------ ----------- ------------
Operating results:
Net sales                         $395,954      $345,661   $ 332,436    $269,760    $174,264
Income (loss) before
 extraordinary item and
 cumulative change in
 accounting principle                2,971        23,589     (11,403)      13,517      11,390
Extraordinary item                       -             -      (1,940)           -      (1,342)
Cumulative change in
 accounting principle                    -             -      (3,754)           -           -
                              ------------ ------------- ------------ ----------- ------------
Net income (loss)                  $ 2,971      $ 23,589    $(17,097)    $ 13,517    $ 10,048
                              ============ ============= ============ =========== ============
Basic earnings per common share:

Income (loss) before
 extraordinary item and
 cumulative change in
 accounting principle             $    .09      $    .71     $  (.41)    $    .56     $   .55
Extraordinary item                       -             -        (.07)           -        (.06)
Cumulative change in
 accounting principle                    -             -        (.13)           -           -
                              ------------ ------------- ------------ ----------- ------------
Net income (loss)                 $    .09      $    .71    $   (.61)    $    .56     $   .49
                              ============ ============= ============ =========== ============
Diluted earnings per common share (a):

Income (loss) before
 extraordinary item and
 cumulative change in
 accounting principle             $    .09      $    .68    $   (.41)    $    .51     $   .50
Extraordinary item                       -             -        (.07)           -        (.06)
Cumulative change in
  accounting principle                   -             -        (.13)           -           -
                              ------------ ------------- ------------ ----------- ------------
Net income (loss)                 $    .09      $    .68    $   (.61)    $    .51     $   .44
                              ============ ============= ============ =========== ============
Financial Position:

Working Capital                   $ 70,942      $ 92,312   $  89,750     $ 37,983     $37,669
Total Assets                       479,248       461,693     416,017      362,669     170,938
Long-term Debt                      10,293        10,718       5,622      141,138      27,311
Stockholders' Equity               403,848       396,653     351,724      164,489     104,567



(a) As a result of the net loss for the year ended June 30, 2000, diluted earnings per share is the same as basic earnings per share as the effects of stock options and warrants are not included as the results would be antidilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General


      We made the following acquisitions during the three years ended June 30, 2002:

      On January 18, 2001, we acquired Fruit Chips B.V., a Netherlands based company, who manufactures, distributes and markets low fat fruit, vegetable and potato chips.

     On June 8, 2001, we acquired Yves Veggie Cuisine, Inc. and its subsidiaries ("Yves"). Yves is a manufacturer, distributor and marketer of premium soy protein meat alternative food products.

      On December 10, 2001, we acquired Lima N.V., the leading Belgian natural and organic food manufacturer and marketer.

      All of the foregoing acquisitions ("the acquisitions" or "acquired businesses") have been accounted for as purchases. Consequently, the operations of the acquired businesses are included in the results of operations from their respective dates of acquisition. The Celestial merger, completed in May 2000, was accounted for using the pooling-of-interests method and accordingly, all prior periods were restated to include Celestial's results of operations.

Results of Operations

Adoption of EITF Consensus Regarding Sales Incentives

      Our statements of operations reflect the adoption of Emerging Issues Task Force ("EITF") consensuses related to the classification of certain vendor promotional allowances and other sales incentives as reductions of sales rather than as selling expenses as had been the predominant industry and company practice in the past. The sales amounts for the fiscal 2002, 2001 and 2000 periods are in conformity with those EITF consensuses, which were adopted effective January 1, 2002. To provide comparability, prior year periods have been restated by reclassifying promotional allowances and other sales incentives of $67.2 and $71.1 million for the fiscal years ended June 30, 2001 and 2000, respectively, from selling expense to net sales. The adoption of these EITF consensuses had no impact on income or cash flows.

Restructuring and Non-recurring Charges

      During the fourth quarter of fiscal 2002, we recorded charges aggregating $21.3 million, before taxes, related to the expected sale of the manufacturing assets of our Health Valley facility in Irwindale, California ($11.3 million) and the discontinuance of our supplements business ($7.9 million) and Weight Watchers licenses ($2.1 million). Approximately $17.9 million of these charges are noncash in nature.

      During the second half of 2002, we decided to pursue and execute a plan to sell the Health Valley Irwindale plant. During the fourth quarter of 2002, we entered into an agreement (subject to customary consents and conditions) to sell the manufacturing assets of the facility to a co-packer who will also assume the related lease. Our decision to dispose of this facility was largely the result of our inability to reach practical capacity at the facility. Accordingly, we identified a co-packer who can produce our products and bring more production into the plant by offering other branded and private label companies the opportunity to have their products manufactured by the co-packer.

      Upon the execution of a signed contract, our products will be purchased from this co-packer on a cost plus basis. This pricing structure will not provide us with any immediate increase in margins, but it will allow us to share in the potential operating efficiencies of the plant through reduced product pricing in our cost plus arrangement when and if the co-packer brings more production into the plant.

      Accordingly, with the expected sale of all plant assets and certain inventories to this co-packer, we recorded this restructuring and non-recurring charge. The charge includes $7.6 million of restructuring and non-recurring charges associated with reduced values of inventories of raw ingredients and packaging, certain lease obligations and other items, none of which includes employee severance costs. Of this $7.6 million of charges, our gross profit was reduced by $5.5 million charged to cost of sales as required by accounting rules. At June 2002, approximately $2.1 million of future costs have been accrued, principally related to lease exit costs. In addition, we recorded $3.7 million of impairment charges to reduce the Health Valley plant's manufacturing assets to their net realizable values. We anticipate that there will be future charges in fiscal 2003 for potential severance liabilities and related employee costs, which are expected to approximate $2 million.

      In June 2002, we announced that we had discontinued our supplements business at Celestial, and that we would not renew our license to sell certain Weight Watchers products. These product lines did not represent our core product category of natural and organic foods, and further, the supplements business had faced increasing competition over the last few years along with reduced consumer interest. We believe our operating results and financial position will be only minimally enhanced in fiscal 2003 and beyond without these non-core product lines. In addition, we can now better utilize our management resources away from these non-core product lines. In connection with these discontinuances, we recorded charges of $7.9 million related to supplements, principally for inventories, packaging and trade items. Of this $7.9 million charge, $6.2 million had the effect of reducing our gross profit. The charge for the non-renewal of the Weight Watchers license amounted to $2.1 million, principally for inventories, packaging and trade items, of which $.7 million reduced our gross profit. Approximately $4.3 million has been accrued at June 30, 2002 associated with these future costs.

Fiscal 2002 Compared to Fiscal 2001

      Net sales in fiscal 2002 were $396 million, an increase of 14.5% over net sales of $345.7 million in 2001. Adjusted for sales derived from acquired businesses and a continuation of the redirection of management focus from certain non-core product lines (principally supplements and non-core food product categories), our net sales increased 4%. Our net sales were impacted during fiscal 2002 by the tragic events of September 11, 2001, the unusually warm winter which slowed sales of teas and other cold weather products, and product availability issues affecting our Terra Chips products caused first by capacity limitations at our original Brooklyn, New York plant and further by the delays in the start-up of production at our Moonachie, New Jersey plant. Our internal growth was derived principally from our Terra and Garden of Eatin' snack brands and from our refrigerated Westsoy brand.

      Gross profit for 2002 decreased by $7 million to $104 million (26.3% of net sales) as compared to $111 million (32.1% of net sales) in 2001. Gross profits in 2002 adjusted for the restructuring and non-recurring charges discussed above were $116.4 million, or 29.4% of reported net sales. The decline in adjusted gross profit percentage of 2.7% was caused by: changes in the mix of sales driven principally by unusually warm winter weather ($6.0 million or 1.5%); higher than anticipated start-up production costs at our new Terra Chips manufacturing facility in Moonachie ($1.5 million or .4%); higher freight and warehousing costs associated with certain strategic initiatives to increase inventory levels in order to reduce stock outs with the objective of increasing customer satisfaction ($3.5 million or .9%); and lower gross profits associated with certain of our recent business acquisitions ($.8 million or .2%).

      Selling, general and administrative expenses (excluding amortization expense) increased by approximately $22.5 million to $87.7 million (22.1% of net sales) in 2002 as compared to $65.2 (18.9% of net sales) in 2001. The increase is a result of: $10.7 million of costs brought on by the aforementioned acquisitions during the second half of fiscal 2001 and first half of fiscal 2002; $2 million of increased consumer marketing; $1.4 million of higher depreciation associated with continuing improvements to our information systems and the capital expenditures related to our headquarters office relocation; and increases across all levels of general and administrative costs to support the growing infrastructure required for our business. Amortization of goodwill and other intangible assets was $6.4 million for 2001 compared to approximately $.3 million for 2002. The results for 2002 include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $6.1 million reduction in overall expenses ($4.0 million net of tax) and a $.12 increase in basic and diluted earnings per share. The $6 million pre-tax reduction of amortization expense in 2002 represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to July 1, 2001 and is no longer being amortized.

      As discussed above, during 2002 we recorded $5 million of restructuring and other non-recurring charges, and a $3.9 million impairment of long-lived assets charge. There were no such charges in 2001. These charges are related to certain asset write-offs, trade costs and employee severance costs associated with the discontinuance of the Celestial supplements business and Weight Watchers brand license and the expected Health Valley facility sale.

      Merger related charges amounted to $1 million for 2001, resulting from certain employee costs associated with the Celestial Merger in May 2000.

      Operating income decreased to $7.3 million during 2002 compared to $38.4 million in 2001. The decrease of $31.1 million is due to the aforementioned restructuring and non-recurring charges of $21.3 million, decreased gross profits and higher selling, general and administrative expenses, all discussed above.

      Interest expense (income) - net and other expenses amounted to $2.5 million in 2002 compared with income of $2.3 million in 2001. The decrease of $4.8 million is primarily the result of the interest expense we incurred in 2002 while using our Credit Facility as compared to the interest we earned in 2001 on the investible cash we had during that year. Since June 2001, we have used that cash to fund the Yves and Lima acquisitions, and to fund the construction of our new Terra Chips manufacturing facility in Moonachie, New Jersey. In addition, in 2002 we incurred a full year of carrying costs for our Credit Facility, which we entered into on March 28, 2001. In 2002, we also incurred other costs and expenses totaling $1.5 million resulting from the closure of our Terra Chips

Brooklyn, NY manufacturing facility in December 2001, and the return of the leased premises to the owner. We disposed of machinery and equipment and leasehold improvements deemed unusable which totaled $1 million, and we were required to retrofit the leased Brooklyn facility to its original condition at a cost of approximately $.5 million.

      Income before income taxes decreased $35.9 million to $4.8 million in 2002 as compared to $40.7 million in 2001. The decrease is a result of the aforementioned decrease in operating income and higher interest and other costs.

      Income taxes decreased to $1.8 million for 2002 compared to $17.1 million in 2001. The effective tax rate was 38% in 2002 compared to 42.0% in 2001. The reason for our lower tax rate was the elimination of nondeductible goodwill amortization discussed above.

      Net income for 2002 amounted to $3 million compared to $23.6 million in 2001. This $20.6 million decrease in earnings was primarily attributable to the aforementioned decrease in income before income taxes offset by the reduction in income tax expense.

Fiscal 2001 Compared to Fiscal 2000:

      Net sales for 2001 were $345.7 million, an increase of 4% over net sales of $332.4 million in 2000. On a year-to-year basis, our net sales were affected by a slowing U.S. economy and redirection of management focus away from certain non- core product lines (supplements, certain private label categories and other non- core food product categories). On a comparable basis, net sales increased by $23.9 million or 7.2% with the growth primarily coming from our Westsoy, Health Valley, Terra Chips and Garden of Eatin' brands.

      Gross profit for 2001 increased by $6 million to $111 million (32.1% of net sales) as compared to $105 million (31.6% of net sales) in 2000. Our gross profits were helped by lower trade incentives ($3.9 million) in 2001 as compared to 2000. This increased our net sales and gross profits, respectively, in 2001. On a net sales basis without sales incentives, the increase in gross profit dollars was a direct result of increased sales levels in 2001. The decline in gross profit percentage was predominantly due to: inventory write-offs of approximately $1.9 million associated with our decision to write-off certain nonperforming inventory SKU's as a result of our decision to move and consolidate warehouses and upgrade our management information system within our distribution infrastructure; approximately $.5 million associated with our consolidation and move of one of our distribution facilities into our new Ontario, California distribution facility that opened in September 2000; approximately $1.2 million of higher fuel costs associated with freight cost; all offset by $4 million of additional writeoffs and reserves in 2000 associated with the supplements line.

      Selling, general and administrative expenses (including goodwill amortization of approximately $6.4 million each year) decreased by approximately $11.8 million to $71.6 million (20.7% of net sales) in 2001 as compared to $83.4 (25.1% of net sales) in 2000. The dollar decrease is a combination of approximately $8 million of synergies realized resulting from the Celestial merger; a $1.2 million non-recurring charge incurred in the September 1999 period by Celestial, and $2.6 million of lower other selling, general and administrative expense components.

      Merger related charges amounted to $1 million for 2001, as compared to $15.6 million during 2000. Merger related charges incurred in 2001 relate to certain employee costs associated with the Celestial Merger in May 2000.

      During 2000, we recorded $4.9 million and $3.5 million of restructuring and other non-recurring charges and an impairment of long-lived assets charge, respectively. There were no such charges during 2001.

      Operating income increased to $38.4 million during 2001 compared to a operating loss of $2.4 million in 2000. The increase of $40.8 million was due to increased gross profits, lower selling, general and administrative expenses and merger charges as well as no restructuring or impairment of asset charges as had occurred in 2000.

      Interest expense (income) - net of other expenses amounted to $2.3 million of income in 2001 compared with an expense of $5.1 million in 2000. The swing of $7.4 million was the result of interest earned on investible cash on hand in 2001 with minimal debt levels as opposed to our position in 2000, our average debt level was approximately $58 million under our then existing term loan facility, with interest incurred at an average rate of 8.22%.

      Income before income taxes, extraordinary item and cumulative change in accounting principle increased $48.2 million to $40.7 million in 2001 as compared to a pretax loss of $7.5 million in 2001. The increase is a result of the aforementioned increase in operating income, higher interest and other income and lower interest and finance costs.

      During 2000, the Company recorded a $3.9 million (52%) tax provision on a pre-tax loss of $7.5 million as compared to a tax provision of $17.1 million (42%) on a pre-tax income of $40.7 million during 2001. The 2000 tax expense, even though there was a pre-tax loss, was primarily a result of the add back of nondeductible merger and asset write-down charges. The tax rate of 42% in 2001 is higher than the statutory federal and state rates in effect primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources

      We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

      We have available to us a $240 million revolving Credit Facility (the "Credit Facility") which provides us with a $145 million revolving credit facility through March 29, 2005, and a $95 million 364-day facility through March 27, 2003. The Credit Facility is unsecured, but is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature.

      This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

      Net cash provided by operations was $22.6 million and $22.8 million for 2002 and 2001, respectively. Our working capital and current ratio were $70.9 million and 2.31 to 1, respectively, at June 30, 2002 compared with $92.3 million and 2.99 to 1 respectively, at June 30, 2001. The decrease in working capital and current ratio is due to the use of approximately $21.3 million for capital expenditures and $13.6 million of cash to fund our 2002 acquisitions.

      Net cash used in financing activities was $6.5 million for 2002. During 2002, we repaid certain debt obligations of acquired businesses totaling $3.7 million and we used $3.6 million of cash for a stock buyback program. Net cash provided by financing activities of $16.1 million in 2001 was derived principally from proceeds received from exercises of warrants and stock options. During the period July 1, 2002 to September 19, 2002, we acquired .2 million shares of our common stock in open market purchases at a cost of approximately $1.9 million.

      Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:


                                        Payments Due by Period
                           -------------------------------------------------
                                        Less than      1 - 3
                             Total        1 year       years     Thereafter
                           ----------- ------------ ----------- ------------
Debt instruments               $ 9,896      $   868     $ 6,628     $  2,400
Capital lease obligations        1,828          563       1,262            3
Operating leases                22,843        3,419       8,336       11,088
                           ----------- ------------ ----------- ------------
Total contractual cash
   obligations                $ 34,567      $ 4,850     $16,226      $13,491
                           =========== ============ =========== ============

      We believe that cash on hand of $7.5 million at June 30, 2002, as well as projected fiscal 2003 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $10 million, and the $4.85 million of debt and lease obligations described in the table above. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1.5% interest.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. We believe our critical accounting policies are as follows, including our methodology for estimates made and assumptions used:

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

      Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable has been within our expectations and no significant write-offs and/or impairment has occurred. Our chargeback receivable balance at June 2002 was $5 million as compared to $1.4 million at June 2001 (included in other current assets).

      There can be no assurance that we would have the same experience with our receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change the way we market and sell our products.

Inventory

Our inventory is valued at the lower of cost or market. Cost has been derived principally using standard costs utilizing the first-in, first-out method. We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and reserve for slow moving or obsolete raw ingredients and packaging.

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

Supplementary Quarterly Financial Data:

      Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2002 and 2001 is summarized as follows:


                                             Three Months Ended
                            ---------------------------------------------------
                            September 30,  December 31,    March 31,    June 30,
                                2001          2001           2002        2002
                            ------------   ----------- ------------  -----------
Net sales                      $   89,735     $ 105,169    $ 105,614   $ 95,436
Gross profit                       26,662        32,296       32,442     12,639
Restructuring and
  non-recurring charges                 -             -            -      4,977
Impairment of property,
 plant & equipment                      -             -            -      3,878
Operating income (loss)             9,135         9,960        8,531    (20,362)
Income (loss) before
  income taxes                      8,778         8,396        8,231    (20,602)
Net income (loss)               $   5,443     $   5,205    $   5,137   $(12,814)
Basic earnings per
 common share                   $     .16     $     .15    $     .15   $   (.38)
Diluted earnings per
 common share                   $     .16     $     .15    $     .15   $   (.38)

      Gross profit for the three months ended June 30, 2002 was negatively impacted by approximately $12.4 million of charges to cost of sales resulting from the restructuring and non-recurring charges related to the expected sale of the Health Valley manufacturing facility, and the discontinuance of the supplements business and Weight Watchers license.


                                               Three Months Ended
                             --------------------------------------------------
                             September 30,  December 31,   March 31,  June 30,
                                 2000          2000          2001      2001
                             ------------- -----------   ----------  -----------
Net sales                      $  81,708    $  97,721    $  87,092   $  79,140
Gross profit                      28,463       35,424       25,963      21,168
Merger costs                       1,032            -            -           -
Operating income                  10,517       17,028        6,561       4,273
Income before income taxes        11,043       17,699        7,313       4,616
Net income                     $   6,405    $  10,266    $   4,241    $  2,677
Basic earnings per
 common share                  $     .20    $     .31    $     .13    $    .08
Diluted earnings per
common share                   $     .19    $     .30    $     .12    $    .08

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

Inflation

      Management does not believe that inflation had a significant impact on our results of operations for the periods presented.



Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

      The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

     o      interest rates on debt and cash equivalents, and
     o foreign exchange rates, generating translation and transaction gains and losses.

Interest Rates

      We centrally manage our debt and cash equivalents considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. Assuming year-end 2002 variable debt and cash equivalents levels, a one-point change in interest rates would not have a material impact on net interest (expense) income.

Foreign Operations

      Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause adjustments to our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. During fiscal 2002, approximately 14.2% of our net sales were generated from sales outside the United States and in 2001 less than 5% of our net sales were generated from sales outside the United States. We expect sales from non-core U.S. markets to possibly represent an increasing portion of our total net sales in the future. Our non U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

     o      periodic economic downturns and unstable political environments;
     o      price and currency exchange controls;
     o      fluctuations in the relative values of currencies;
     o unexpected changes in trading policies, regulatory requirements, tariffs and other barriers, and
     o difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors.

Item 8.     Financial Statements and Supplementary Data.

     The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

  Consolidated Balance Sheets - June 30, 2002 and 2001

  Consolidated Statements of Operations - Years ended June 30, 2002, 2001 and
2000

  Consolidated Statements of Cash Flows - Years ended June 30, 2002, 2001 and
2000

  Consolidated Statements of Stockholders' Equity - Years ended June 30, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of The Hain Celestial Group, Inc. and subsidiaries is included in Item 15 (a):

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

Report of Independent Auditors

The Stockholders and Board of Directors
The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in fiscal year 2002 the Company changed its method of accounting for goodwill and other intangible assets. As discussed in Note 7 to the consolidated financial statements, in fiscal year 2000 the Company changed its method of accounting for start-up costs.

                                          /s/ Ernst & Young LLP

Melville, New York
August 28, 2002

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
                                                                 June 30,
                                                          ---------------------
                                                             2002        2001
                                                          ----------- ----------
                     ASSETS
Current assets:
Cash and cash equivalents                                   $ 7,538    $ 26,643
Accounts receivable, less allowance for doubtful             44,018      46,404
  accounts of $1,002 and $815
Inventories                                                  53,624      49,593
Recoverable income taxes, net                                 1,742       8,232
Deferred income taxes                                         7,223       3,740
Other current assets                                         10,804       4,168
                                                         ----------- ----------
Total current assets                                        124,949     138,780

Property, plant and equipment, net of accumulated            69,774      55,780
  depreciation and amortization of $29,059 and $25,551
Goodwill                                                    239,644     219,826
Trademarks and other intangible assets, net of               38,083      38,230
  accumulated amortization of $6,603 and $6,794
Other assets                                                  6,798       9,077
                                                         ----------- ----------
Total assets                                              $ 479,248   $ 461,693
                                                         =========== ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                     $  46,166    $ 43,587
Current portion of long-term debt                             1,431       2,881
Accrued restructuring and non-recurring charges               6,410           -
                                                         ----------- ----------
Total current liabilities                                    54,007      46,468

Long-term debt, less current portion                         10,293      10,718
Deferred income taxes                                        11,100       7,854
                                                         ----------- ----------
Total liabilities                                            75,400      65,040

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000            -           -
  shares, no shares issued
Common stock - $.01 par value, authorized 100,000,000           341         338
  shares, issued 34,075,639 and 33,771,124 shares
Additional paid-in capital                                  354,822     348,942
Retained earnings                                            51,597      48,626
Foreign currency translation adjustment                         963        (978)
                                                         ----------- -----------
                                                            407,723     396,928
Less: 306,917 and 100,000 shares of treasury stock, at cost  (3,875)       (275)
                                                         ----------- -----------
Total stockholders' equity                                  403,848     396,653
                                                         ----------- -----------

Total liabilities and stockholders' equity                $ 479,248   $ 461,693
                                                         =========== ===========

See notes to consoldiated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                      Year Ended June 30
                                                          -----------------------------------------
                                                              2002           2001         2000
                                                          -------------  ------------  -----------

Net Sales                                                   $  395,954     $ 345,661   $   332,436
Cost of sales                                                  291,915       234,643       227,417
                                                          -------------  ------------  -----------
Gross profit                                                   104,039       111,018       105,019

Selling, general and administrative expenses                    87,920        71,607        83,372
Merger costs                                                         -         1,032        15,633
Restructuring and other non-recurring charges                    4,977             -         4,933
Impairment of long-lived assets                                  3,878             -         3,468
                                                          -------------  ------------  ------------

Operating income (loss)                                          7,264        38,379        (2,387)

Interest expense (income), net and other expenses                2,461        (2,292)        5,116
                                                          -------------  ------------  ------------

Income (loss) before income taxes, extraordinary item            4,803        40,671        (7,503)
  and cumulative change in accounting principle
Provision for income taxes                                       1,832        17,082         3,900
                                                          -------------  ------------  ------------

Income (loss) before extraordinary item and                      2,971        23,589       (11,403)
  cumulative change in accounting principle

Extraordinary item - costs in connection with early                  -             -        (1,940)
  extinguishment of debt, net of income tax benefit
  of $1,182

Cumulative change in accounting principle, net of                    -             -        (3,754)
  income tax benefit of $2,547
                                                          -------------  ------------  ------------

Net income (loss)                                              $ 2,971      $ 23,589     $ (17,097)
                                                          =============  ============  ============

Basic earnings per common share:
Income (loss) before extraordinary item and                      $ .09         $ .71        $ (.41)
  cumulative change in accounting principle
  Extraordinary item                                                 -             -          (.07)
  Cumulative change in accounting principle                          -             -          (.13)
                                                          -------------  ------------  ------------
Net income (loss)                                                $ .09         $ .71        $ (.61)
                                                          =============  ============  ============

Diluted earnings per common share:
Income (loss) before extraordinary item and                      $ .09         $ .68        $ (.41)
  cumulative change in accounting principle
Extraordinary item                                                   -             -          (.07)
Cumulative change in accounting principle                            -             -          (.13)
                                                          -------------  ------------  ------------

Net income (loss)                                                $ .09         $ .68        $ (.61)
                                                          =============  ============  ============

Weigted average common shares outstanding:
Basic                                                           33,760        33,014        27,952
                                                          =============  ============  ============

Diluted                                                         34,744        34,544        27,952
                                                          =============  ============  ============


See notes to consoldidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                            Year Ended June 30,
                                                                  ------------------------------------
                                                                       2002       2001          2000
                                                                  ------------  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $ 2,971     $ 23,589    $ (17,097)
Adjustment for change in year-end of Celestial                             -            -        3,933
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
Non-cash restructuring and non-recurring charges,                     10,929            -        1,994
    including related inventory charges
Non-cash impairment of long-lived assets                               3,878            -        3,468
Non-cash merger related charge                                             -            -          175
Extraordinary item                                                         -            -        1,940
Cumulative change in accounting principle                                  -            -        3,754
Depreciation and amortization of property and equipment                7,687        6,287        4,986
Amortization of goodwill and other intangible assets                     249        6,441        6,053
Amorization of deferred financing costs                                  423          107          718
Provision for doubtful accounts                                          551          393          432
Deferred income taxes                                                   (237)       7,301        4,373
Gain on disposal of assets                                                 -            -         (922)
Other                                                                     47           46           46
Increase (decrease) in cash attributable to changes in
  assets and liabilities, net of amounts applicable to
  acquired businesses:
Accounts receivable                                                    1,824       (6,514)       4,211
Inventories                                                           (9,179)         848       (8,607)
Other current assets                                                  (4,274)         604        2,090
Other assets                                                           1,836         (746)      (2,771)
Accounts payable and accrued expenses                                 (7,494)     (19,119)       3,882
Accrued restructuring and non-recurring charges                        6,410            -            -
Recoverable income taxes                                               7,305        6,631        1,225
Tax benefit of nonqualified stock options                               (334)      (3,027)      (3,319)
                                                                -------------  -----------  -----------

Net cash provided by operating activities                             22,592       22,841       10,564
                                                                -------------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                     (13,568)     (37,184)      (4,673)
Purchases of property and equipment and other                        (21,341)     (13,474)      (4,298)
  intangible assets
Proceeds from sale of assets                                               -            -        1,583
                                                                -------------  -----------  -----------

Net cash used in investing activities                                (34,909)     (50,658)      (7,388)
                                                                -------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from bank revolving credit facility, net             -        4,400       (5,080)
Repayment of term loan facilities                                          -            -     (130,000)
Payments on economic development revenue bonds                          (459)        (366)        (317)
Costs in connection with bank financing                                 (249)      (1,369)         (26)
Proceeds from private equity offering, net of expenses                     -            -      160,332
Purchase of treasury stock                                            (3,600)           -            -
Proceeds from exercise of options and stock purchase plan,             1,071       13,685        9,354
   net of related expenses
Payment of other long-term debt and other liabilities                 (3,275)        (217)        (278)
                                                                -------------  -----------  -----------

Net cash (used in) provided by financing activities                   (6,512)      16,133       33,985
                                                                -------------  -----------  -----------

Effect of exchange rate changes on cash                                 (276)          19            -
                                                                -------------  -----------  -----------
Net (decrease) increase in cash and cash equivalents                 (19,105)     (11,665)      37,161
Cash and cash equivalents at beginning of year                        26,643       38,308        1,147
                                                                -------------  -----------  -----------

Cash and cash equivalents at end of year                             $ 7,538     $ 26,643     $ 38,308
                                                                =============  ===========  ===========


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 2001 AND 2002
(In thousands, except per share and share data)

                                         Common Stock
                                      --------------------                                           Foreign
                                                           Additional             Treasury Stock    Currency
                                                  Amount    Paid-in    Retained  ----------------- Translation         Comprehensive
                                        Shares    at $.01   Capital    Earnings   Shares   Amount  Adjustment  Total   Income (Loss)
                                      ----------------------------------------------------------------------------------------------

Balance at June 30, 1999               24,684,079  $ 247     $ 126,316  $38,201   100,000  $ (275)              $ 164,489

Issuance of shares to Heinz,            6,090,351     61       177,642                                            177,703
  net of related expenses

Conversion of promissory notes            442,538      4         9,973                                              9,977

Exercise of common stock warrants,        345,853      3         1,922                                              1,925
  net of related expenses

Exercise of stock options                 584,440      6         7,423                                              7,429

Non-cash compensation charge                                        46                                                 46

Tax benefit from stock options                                   3,319                                              3,319

Adjustment for change in year-end
 of Celestial                                                             3,933                                     3,933

Net loss                                                                (17,097)                                  (17,097) $(17,097)
                                      -------------------------------------------------------------------------------------=========

Balance at June 30, 2000               32,147,261    321       326,641   25,037   100,000    (275)                351,724

Exercise of common stock warrants,
  net of related expenses                 166,419      2           657                                                659

Exercise of stock options               1,265,465     13        12,857                                             12,870

Issuance of common stock                  191,979      2         5,714                                              5,716

Non-cash compensation charge                                        46                                                 46

Tax benefit from stock options                                   3,027                                              3,027

Net income for the period                                               23,589                                     23,589

Comprehensive income:
Net income                                                                                                                 $ 23,589

Translation adjustments                                                                                 $ (978)      (978)     (978)
                                                                                                                           ---------

Total comprehensive income                                                                                                 $ 22,611
                                      --------------------------------------------------------------------------------------========

Balance at June 30, 2001               33,771,124    338       348,942     48,626    100,000    (275)     (978)   396,653

Exercise of stock options                  94,341      1           992                                                993

Purchase of treasury shares                                                          206,917  (3,600)              (3,600)

Issuance of common stock                  210,174      2         4,507                                              4,509

Non-cash compensation charge                                        47                                                 47

Tax benefit from stock options                                     334                                                334

Net income for the period                                                   2,971                                   2,971

Comprehensive income:
Net income                                                                                                                 $ 2,971

Translation adjustments                                                                                  1,941      1,941    1,941
                                                                                                                         ----------

Total comprehensive income                                                                                                 $ 4,912
                                      ------------------------------------------------------------------------------------=========

Balance at June 30, 2002               34,075,639  $ 341     $ 354,822   $ 51,597    306,917 $(3,875)    $ 963  $ 403,848
                                      ====================================================================================


See notes to consolidated financial statements.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

1.       BUSINESS

         The Hain Celestial Group (herein referred to as "the Company", "we","us" and "our") is a natural, specialty and snack food company. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Yves Veggie Cuisine(R), Gaston's(R), Lima(R) and Biomarche(R) in Europe, DeBoles(R), Earth's Best(R), and Nile Spice(R). Our principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

         We operate in one business segment: the sale of natural, organic and other food and beverage products. During the three years ended 2002, approximately 54%, 51% and 55% of our revenues were derived from products that are manufactured within our own facilities with 46%, 49% and 45% produced by various co-packers. In fiscal 2002, 2001 and 2000, there were no co-packers who manufactured 10% or more of our co-packed products.

2.    BASIS OF PRESENTATION

      Our consolidated financial statements include the accounts of The Hain Celestial Group, Inc. (formerly known as The Hain Food Group, Inc. ("Hain")) and all wholly- owned subsidiaries. In the Notes to Consolidated Financial Statements, all dollar amounts, except per share data, are in thousands unless otherwise indicated.

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

      The Merger was accounted for as a pooling-of-interests and, accordingly, all prior period consolidated financial statements of Hain have been restated to include the results of operations, financial position and cash flows of Celestial. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis. The consolidated financial statements for the year ended June 30, 2000 include the results of operations and cash flows of Hain and Celestial for the year then ended and, because Celestial had a fiscal year ending in September, Celestial's results of operations and cash flows for the three-month period ended September 30, 1999 are included in both fiscal 2000 and 1999 (1999 is not presented in these consolidated financial statements). Celestial incurred a net loss of $3.9 million for the three-month period duplicated and therefore, we have eliminated this duplication by adjusting retained earnings to add back such loss. Summary information for Celestial's three-month period ended September 30, 1999 is as follows: net sales - $19.9 million; loss before income taxes - $7.3 million; net loss - $3.9 million; cash provided by operating activities - $1.1 million; cash used in investing activities - $4.1 million; and cash provided by financing activities - $3.4 million.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

      The reconciliations of operating results of Hain and Celestial for the period previously reported prior to the combination are as follows:


                                    Nine months
                                       ended
                                   March 31, 2000
                                   -------------
Net sales:
 Hain                                  $ 186,300
 Celestial                                74,500
                                   -------------
 Combined                              $ 260,800
                                   =============
Income before extraordinary item
 and cumulative change in
 accounting principle:
 Hain                                  $  22,700
 Celestial                                 4,200
                                   -------------
Combined                               $  26,900
                                   =============
Net income:
 Hain                                  $   8,700
 Celestial                                 3,400
                                   -------------
Combined                               $  12,100
                                   =============

      There were no material adjustments required to conform the accounting policies of the two companies. Certain amounts of Celestial have been reclassified to conform to the reporting practices of Hain.


3.    SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

Consolidation Policy

      Our accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied.

Valuation of Accounts and Chargeback Receivables and Concentration of
Credit Risk

      We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While two of our customers represent approximately 30% of our trade receivables balance on an ongoing basis, we believe there is no credit exposure at this time.

      Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance ($5 million at June 30, 2002 and $1.4 million at June 30, 2001, included in other current assets) could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable has been within our expectations and no significant write-offs and/or impairment has occurred.

      During the year ended June 30, 2002, sales to two customers and their affiliates approximated 17% and 15%. These two customers each accounted for approximately 18% of sales in 2001 and 2000.

Inventory

      Our inventory is valued at the lower of cost or market. Cost has been determined principally using standard costs utilized under the first-in, first-out method. We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

      Our property, plant and equipment is carried at cost and depreciated and or amortized on a straight-line basis over the estimated useful lives or lease life, whichever is shorter. We believe the asset lives assigned to our property, plant and equipment are within ranges generally used in food manufacturing and distribution businesses. Our manufacturing plants and distribution centers, and their related assets, are periodically reviewed to determine if any impairment exists by analyzing underlying cash flow projections. At this time, we believe no impairment exists on the carrying value of such assets, except at our Health Valley manufacturing facility in Irwindale, California (see Note 6). We utilize the following ranges of asset lives:

      Buildings and improvements          10-31 years
      Machinery and equipment             5-10 years
      Furniture and fixtures              3-7 years
      Leasehold improvements              3-10 years

Revenue Recognition

      Sales are recognized upon the shipment of finished goods to customers. Allowances for cash discounts and returns are recorded in the period in which the related sale is recognized.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

Reclassifications

      We have made certain reclassifications to the prior years consolidated financial statements and notes thereto to conform to the current year presentation.

Foreign Currency Translation

      Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of stockholders' equity and other comprehensive income.

Advertising Costs

      Media advertising costs, which are included in selling, general and administrative expenses, amounted to $4.8, $1.6 and $2.0 million for fiscal 2002, 2001 and 2000, respectively. Such costs are expensed as incurred.

Income Taxes

      We follow the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted rates in effect in the years in which the differences are expected to reverse.

Shipping and Handling Costs

      We include the costs associated with shipping and handling of our inventory as a component of cost of sales in the Consolidated Statements of Operations.

      Fair Values of Financial Instruments

      At June 30, 2002 and 2001, we had $3.6 and $22.8 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2002 and 2001, the carrying value of these money market securities approximates their fair values.

      We believe that the interest rates charged on our debt instruments approximate current borrowing rates and, accordingly, the carrying amounts of such debt at June 30, 2002 and 2001 approximate fair value.

Accounting for the Impairment of Long-Lived Assets

      We account for impairment of long-lived assets, other than goodwill and other indefinite life intangibles, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 4). SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the asset may not be recoverable.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

We perform such a review at each balance sheet date whenever events and circumstances have occurred that indicate possible impairment. We consider continued operating losses and significant and long-term changes in prevailing market conditions to be the primary indicators of potential impairment. In accordance with SFAS No. 121, we use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable. During fiscal 2002, as part of the expected Health Valley Irwindale manufacturing facility sale (see Note 6), we recorded a $3.7 million impairment charge to reduce the Health Valley plant's manufacturing assets to their net realizable value. During fiscal year 2000, the Company wrote-off approximately $3.5 million of impaired long- lived assets. The write-off included $1.4 million of goodwill and $2.1 million of barter credits related to the Company's supplements products, which had experienced losses. We determined that the product line had become impaired and does not expect to recover recorded values in the foreseeable future.

      Deferred Financing Costs

      Eligible costs associated with obtaining debt financing are capitalized and amortized over the related term of the applicable debt instruments, which approximates the effective interest method.

Earnings Per Share

      We report basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes the dilutive effects of options, warrants and convertible debt. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


      The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.


                                                 2002      2001        2000
                                                --------- --------- -----------
Numerator:
Income (loss) before extraordinary item and
cumulative change in accounting principle -
 numerator for basic and
 diluted earnings per share                     $   2,971  $ 23,589  $ (11,403)
Extraordinary item                                      -         -     (1,940)
Cumulative change in accounting principle               -         -     (3,754)
                                                --------- --------- -----------
Net income (loss)                               $   2,971  $ 23,589  $ (17,097)
                                                ========= ========= ===========
Denominator (in thousands):
Denominator for basic earnings (loss) per
 share - weighted average shares outstanding
 during the period                                 33,760    33,014     27,952
Effect of dilutive securities (a):

  Stock options                                       802     1,304          -
  Warrants                                            182       226          -
                                                --------- --------- ----------
                                                      984     1,530          -
                                                --------- --------- ----------
Denominator for diluted earnings (loss) per
 share - adjusted weighted average shares
 and assumed conversions                           34,744    34,544     27,952
                                                ========= ========= ==========
Basic earnings (loss) per share:
 Income (loss) before extraordinary item and
 cumulative change in accounting principle      $     .09  $    .71   $   (.41)
 Extraordinary item                                     -         -       (.07)
 Cumulative change in accounting principle              -         -       (.13)
                                                --------- --------- -----------
 Net income (loss)                              $     .09  $    .71   $   (.61)
                                                ========= ========= ===========
Diluted earnings (loss) per share (a):
 Income (loss) before extraordinary item and
 cumulative change in accounting principle      $     .09  $    .68   $   (.41)
 Extraordinary item                                     -         -       (.07)
 Cumulative change in accounting principle              -         -       (.13)
                                                --------- --------- -----------
 Net income (loss)                              $     .09  $    .68   $   (.61)
                                                ========= ========= ===========

(a) As of result of the net loss in 2000, the dilutive effect of options and warrants (aggregating 2.3 million shares) are not shown as the results would be antidilutive.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Our results for the year ended June 30, 2002, include the effect of adopting SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $6.1 million reduction ($4.0 million, net of tax) in amortization expense and $.13 and $.12 increases in basic and diluted earnings per share, respectively. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life unless the asset is determined to have an indefinite useful life. At June 30, 2002, included in trademarks and other intangible assets on the balance sheet, is approximately $.6 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives. Goodwill must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. In accordance with SFAS No. 142, we have evaluated the fair value of our reporting units and compared those values to the carrying values of their related goodwill and indefinite-life intangible assets, and based on such evaluations, no impairment existed at July 1, 2001 or through June 2002. The $6.1 million pre-tax reduction of intangible amortization expense recognized during the year ended June 30, 2002 represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to July 1, 2001 and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

      The following table reflects consolidated results of operations (net of tax effect) adjusted as though the adoption of SFAS No. 141 and 142 occurred as of the beginning of the year ended June 30, 2000.


                                                        Year Ended
                                              -------------------------------
                                               June 30, 2001   June 30, 2000
                                              --------------- ---------------
Net Income (loss):
 As reported                                        $  23,589      $ (17,097)
 Goodwill and indefinite-life
  intangibles amortization, net of tax                  4,000          3,800
                                              --------------- ---------------
 As adjusted                                        $  27,589      $ (13,297)
                                              =============== ===============
Basic earnings (loss) per common share:
 As reported                                        $    0.71      $   (0.61)
                                              =============== ===============
 As adjusted                                        $    0.84      $   (0.48)
                                              =============== ===============
Diluted earnings (loss) per common share:
 As reported                                        $    0.68      $   (0.61)
                                              =============== ===============
 As adjusted                                        $    0.80      $   (0.48)
                                              =============== ===============

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

      The following table reflects the components of trademarks and other intangible assets as of June 30, 2002:

                                              Gross Carrying     Accumulated
                                                  Amount        Amortization
                                            ------------------ ---------------
Amortized intangible assets:
  Licensing costs and other intangibles           $    630         $   118
Non-amortized intangible assets:
 Trademarks                                         44,056           6,485


5.    ADOPTION OF EITF CONSENSUS REGARDING SALES INCENTIVES

      In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". Under the consensus, certain sales incentives must be recognized as a reduction of sales rather than as an expense (we included such sales incentives within selling, general and administrative expenses). In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Statement Characterization of Consideration from a Vendor to a Retailer", which expanded upon the types of consideration paid by vendors to retailers which are to be considered sales incentives and, accordingly, should be classified as a reduction of sales rather than as a component of selling, general and administrative expenses. In November 2001, the EITF reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of A Vendor's Product", which provides interpretative guidance to Issues 00-14 and 00-25. Our statements of operations reflect the adoption of these EITF consensuses by the classification of certain vendor promotional allowances and other sales incentives as reductions of sales rather than as selling expenses as had been the predominant industry and company practice in the past. The sales amounts for the 2002 period is in conformity with those EITF consensuses, which were adopted effective January 1, 2002. To provide comparability, prior year periods have been restated by reclassifying promotional allowances and other sales incentives of $67.2 million and $71.1 million for the fiscal years ended June 30, 2001 and 2000, respectively. The adoption of these EITF consensuses had no impact on income or cash flows.

6.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

Fiscal 2002

      During the fourth quarter of fiscal 2002, we recorded charges aggregating $21.3 million, before taxes, related to the expected sale of our Health Valley facility in Irwindale, California ($11.3 million) and the discontinuance of our supplements business ($7.9 million) and Weight Watchers licenses (2.1 million). Approximately $17.9 million of these charges are noncash in nature.

      Our Health Valley facility charge includes $7.6 million of restructuring and non-recurring charges associated with reduced values of inventories of raw ingredients and packaging, certain lease obligations and other items. Of this $7.6 million of charges, our gross profit was reduced by $5.5 million charged to cost of sales as required by accounting rules. In addition, we recorded $3.7 million of impairment charges to reduce the Health Valley plant's manufacturing assets to their net realizable value. At June 30, 2002, we accrued $2.1 million of future costs associated with this charge primarily relating to lease exit costs relating to

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

incremental costs and contractual obligations and other facility exit costs expected to be incurred as part of this sale. We anticipate that there may be additional charges of approximately $2 million in fiscal 2003 for potential severance liabilities and related employee costs.

      We also discontinued our supplements business at Celestial, and did not renew our license to sell certain Weight Watchers products. In connection with these discontinuances, we recorded charges of $7.9 million related to supplements principally for inventories, packaging and trade items. Of this $7.9 million charge, $6.2 million had the effect of reducing our gross profit. The charge for the non- renewal of the Weight Watchers license amounted to $2.1 million, principally for inventories, packaging and trade items, of which $.7 million reduced our gross profit. At June 30, 2002, we accrued $3.1 and $1.2 million for future costs associated with the Celestial supplements and Weight Watchers license discontinuance, respectively. These future costs primarily relate to sales returns resulting from the discontinuance notification, other trade incentives, employee severance costs and other items.

      At June 30, 2002, our balance sheet includes the above-described aggregate of $6.4 million of accrued restructuring and non-recurring charges, substantially all of which are expected to be paid during 2003.

Fiscal 2000

      During the fourth quarter of fiscal 2000, we approved a plan to streamline and restructure certain non-core businesses and consolidate warehouses and information systems within our distribution and operating network which resulted in a pre-tax charge of $3.7 million. In addition, in the first quarter of fiscal 2000, we entered into a settlement agreement related to a shareholder lawsuit resulting in a one-time pre-tax charge of $1.2 million.

      The components of the $3.7 million restructuring charge are as follows:


Write-downs of property, plant and
 equipment and other assets                        $ 1,994
Lease exit costs                                     1,153
Severance and related benefits                         248
Other non-core business costs                          338
                                              ------------
                                                   $ 3,733
                                              ============

      At June 30, 2000, there was approximately $1.7 million of future costs accrued which were associated with this restructuring charge; no such accrual remains at June 30, 2002.

      The write-down of property, plant and equipment and other assets related principally to machinery, equipment and computer hardware and software within certain of our distribution facilities and corporate offices, as well as other equipment and assets related to the restructuring of a certain non-core business.

      Lease exit costs of approximately $1.2 million relate to incremental costs and contractual obligations for items such as leasehold termination payments (net of estimated expected sub rentals) and other facility exit costs expected to be incurred as a direct result of this plan.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

      In addition, during the first quarter of fiscal 2000, Celestial decided to cease production of its 30-count supplements product line and focus it efforts on its 60- count product line. In conjunction with the discontinuance of the 30-count products, Celestial decided to offer a return program to its customers. Accordingly, Celestial reversed sales ($5.1 million) and recorded additional cost of sales ($4.0 million) for the estimated 30-count products still with customers and an estimated write-down of inventory on hand and expected to be returned.

      In the fourth quarter of fiscal 2000, we were required to provide additional amounts for sales returns and inventory write-offs (totaling $.9 million) related to the previously announced decision to cease production of the 30-count products. Moreover, we provided certain reserves related to expected returns of our 60-count supplement products, totaling $1.6 million, primarily related to the receipt of return notification from certain customers and prevailing market conditions affecting the supplements industry.

7.    CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 was adopted by us effective July 1, 1999, and required start-up costs capitalized prior to such date to be written-off as a cumulative effect of an accounting change as of July 1, 1999, and any future start-up costs to be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing some new operations. In accordance with SOP 98-5, we recorded a one-time non-cash charge in the first quarter of fiscal 2000 reflecting the cumulative effect of a change in accounting principle, in the amount of $3.8 million, net of tax benefit, representing start-up costs capitalized as of the beginning of fiscal year 2000.

8.    ACQUISITIONS

      In December 2001, we acquired 100% of the stock of privately-held Lima, N.V. ("Lima"), a leading Belgian manufacturer and marketer of natural and organic foods. We consummated this strategic European acquisition to provide us with a diversified natural and organic food products manufacturer and distributor that is similar to our manufacturing and distribution (types of food products) here in the United States. The aggregate purchase price, including acquisition costs, amounted to approximately $20 million. The purchase price paid was based on a multiple of future operating income Lima will generate with the integration of certain business processes and introduction of existing Hain products into Europe, utilizing Lima's distribution network. The purchase price was paid by $15.6 million is cash and the issuance of 205,128 shares of our common stock valued at $4.4 million. The value assigned to the common stock was determined based on the average market price of our common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The aggregate purchase price paid over the net assets acquired amounted to approximately $15.6 million (included in goodwill, and currently not tax deductible). We are in the process of finalizing our purchase price allocation, and have estimated that based on an independent valuation analysis, most of the excess cost over net assets acquired will be goodwill and trademarks, which will not amortize under SFAS No. 142. The remaining valuation analysis requiring completion is appraisal of property, plant and equipment. We expect this analysis to be completed by the second quarter of fiscal 2003.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

      The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

                                               December 10,
                                                   2001
                                              --------------
Current assets                                     $   6,770
Property, plant & equipment and other
  long-term assets                                     3,990
                                              --------------
Total assets                                          10,760
Liabilities and debt instruments assumed               6,360
                                              --------------
Net assets acquired                                $   4,400
                                              ==============

      The above purchase price excludes the amount of contingency payments we are obligated to pay the former owner of Lima. The contingency payments are based on the achievement by Lima of certain financial targets over the 2.5 years following the date of acquisition. Such payments will be charged to goodwill if and when paid.

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

      On January 18, 2001, we acquired privately held Fruit Chips B.V., ("Fruit Chips") a Netherlands based company, which we subsequently renamed as Terra Chips B.V. Terra Chips B.V. is a manufacturer and distributor of low fat fruit, vegetable and potato chips selling to European markets. The aggregate purchase price paid, including transaction costs was approximately $9.8 million consisting of both cash and stock. The aggregate purchase price paid over the net assets acquired was approximately $6.2 million.

      Unaudited pro forma results of operations for the years ended June 30, 2002 and 2001 reflecting the above acquisitions as if they occurred at the beginning of each year would not be materially different than the actual results for those years.

      The above acquisitions have been accounted for as purchases and, therefore, operating results of the acquired businesses have been included in the accompanying financial statements from the dates of acquisition.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


9.    INVENTORIES

      Inventories consist of the following at June 30:


                                                   2002        2001
                                                ----------- -----------
Finished goods                                     $ 35,158    $ 29,933
Raw materials, work-in-process and packaging         18,466      19,660
                                                ----------- -----------
                                                   $ 53,624    $ 49,593
                                                =========== ===========

10.   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following at June 30:

                                                    2002        2001
                                                ------------ -----------
Land                                                $  6,852    $  6,673
Buildings and improvements                            25,537      13,611
Machinery & equipment                                 46,360      42,861
Furniture and fixtures                                 2,848       2,505
Leasehold improvements                                 6,209       6,818
Construction in progress                               6,258       8,863
Health Valley plant assets held for sale               4,769           -
                                                ------------ -----------
                                                      98,833      81,331
Less:
Accumulated depreciation and amortization             29,059      25,551
                                                ------------ -----------
                                                    $ 69,774    $ 55,780
                                                ============ ===========

      Included within machinery and equipment are assets held under capital leases with net book values at June 30, 2002 and 2001 of $2 million and $3 million, respectively.

11.   LONG-TERM DEBT

      Long-term debt at June 30 consists of the following:

                                                            2002        2001
                                                         ----------- ----------
Senior revolving Credit Facilities payable to
  banks                                                  $   4,400    $  4,400
Capital leases on machinery and equipment and                2,716       2,671
 other debt instruments
Economic Development Revenue Bonds due in
 monthly installments through November 1,
 2009; interest payable monthly at variable rates            4,608       5,067
Mortgage loan                                                    -       1,461
                                                        ---------- -----------
                                                            11,724      13,599
Current Portion                                              1,431       2,881
                                                        ---------- -----------
                                                          $ 10,293    $ 10,718
                                                        ========== ===========

Credit Facilities

      On May 18, 1999, in connection with the acquisition of Natural Nutrition Group ("NNG"), we arranged for a $160 million senior secured loan facility ("Facility"), that provided for a $30 million credit facility and $130 million of term loans. The Facility was used to complete the acquisition of NNG, refinance then existing debt and provide for ongoing working capital needs. Interest rates on the Facility, which were computed using either the bank's base rate, as defined, or LIBOR, at the Company's option, ranged from 8.5% to 9.5% and averaged 8.3% during fiscal 2000.

      In June 2000, using the proceeds received from the sale of common stock to Heinz (see Note 13), all amounts then outstanding under the Facility were prepaid and the Facility was terminated. As a result, we incurred an extraordinary charge in connection with this early extinguishment of debt of approximately $1.9 million (net of tax benefit of approximately $1.2 million) for the write-off of related unamortized deferred financing costs.

      In March 2001, we entered into a new $240 million Credit Facility (the "Credit Facility"), which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 29, 2003. The Credit Facility is unsecured, but guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2002 and 2001, $4.4 million was borrowed under the Credit Facility at 3.0625% and 5.94%, respectively.

Capital Leases and Other Debt Instruments

      Capital leases on machinery and equipment of $1.8 million bear interest ranging from 7.25% to 10% and are due in monthly installments through July 2006. Other debt instruments include $.8 million assumed with business acquired.

      The aggregate minimum future lease payments for all capital leases at June 30, 2002 are as follows:


                2003           $   563
                2004               761
                2005               334
                2006               167
                2007                 3
                           -----------
                               $ 1,828
                           ===========

Economic Development Bonds

      Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (1.75% at June 30, 2002) and are secured by a letter of credit. The Bonds mature November 1, 2009. The Bonds can be tendered monthly to the Bond trustee at face value plus accrued interest, with payment for tendered Bonds made from drawdowns under a letter of credit facility which expires November 2002.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

Mortgage Loan

      As part of the Yves acquisition on June 8, 2001, the Company assumed a mortgage loan on the land and building occupied by Yves. The mortgage loan of $1,461 was repayable in monthly installments, including principal with interest at 7.65% (floating at Government of Canada five-year bond rates plus 1.5%) with a final payment of $1.4 million which was due and paid by us on April 1, 2002.

      Maturities of all debt instruments at June 30, 2002, are as follows:


                2003               $ 1,431
                2004                 1,526
                2005                 1,040
                2006                 5,324
                2007                   763
                Thereafter           1,640
                                ----------
                                  $ 11,724
                                ==========

      Interest paid (which approximates the related expense) during the years ended June 30, 2002, 2001 and 2000 amounted to $893, $412 and $7,224 respectively.

12.   INCOME TAXES

      The provision for income taxes for the years ended June 30, 2002, 2001 and 2000 is presented below. The table excludes the tax benefits applicable to the extraordinary charges and the cumulative change in accounting principle in 2000.


                                   2002          2001         2000
                               ------------- ------------ ------------
Current:
Federal                            $   (130)    $   8,145    $   2,615
State                                   (15)        1,480          389
Foreign                               2,214           156            -
                               ------------- ------------ ------------
                                      2,069         9,781        3,004
Deferred Federal and State             (237)        7,301          896
                               ------------- ------------ ------------
Total                             $   1,832     $  17,082    $   3,900
                               ============= ============ ============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


      Components of our deferred tax asset/(liability) as of June 30 are as follows:


                                                        2002         2001
                                                    ------------ ------------
Current deferred tax assets:
 Basis difference on inventory                         $  1,663     $  1,110
 Allowance for doubtful accounts                            284          315
 Net operating loss carryovers                            1,331        1,552
 Reserves not currently deductible                        3,945          763
                                                    ------------ ------------
Current deferred tax assets                               7,223        3,740
                                                    ------------ ------------
Noncurrent deferred tax asset/(liabilities):
 Difference in amortization                              (7,596)      (6,759)
 Basis difference on property and equipment              (3,504)      (2,407)
 Net operating loss carryovers                                -        1,312
                                                    ------------ ------------
Noncurrent deferred tax asset/(liabilities), net        (11,100)      (7,854)
                                                    ------------ ------------
                                                       $ (3,877)    $ (4,114)
                                                    ============ ============

      Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company's provision for income taxes for the years ended June 30 are as follows:

                                 2002       %       2001        %        2000         %
                              ---------- ------- ---------- --------- ----------- ---------
Expected U.S. federal
 income tax at
 statutory rate                 $ 1,681    35.0%   $14,235      35.0%   $ (2,626)    35.0 %
State income taxes,
 net of federal benefit             (46)    (.9)     1,949       4.8         569     (7.6)
Goodwill amortization                 -       -      1,535       3.8       1,576    (21.0)
Merger related expenses               -       -          -         -       4,654    (62.0)
Contributions                         -       -          -         -        (610)     8.1
Foreign income at
 different rates                    277     5.7          -         -           -        -
Other                               (80)   (1.7)      (637)     (1.6)        337     (4.5)
                              ---------- ------- ---------- --------- ----------- ---------
Provision for income taxes      $ 1,832    38.1%   $17,082      42.0%   $  3,900    (52.0)%
                              ========== ======= ========== ========= =========== =========

      Income taxes (refunded) paid during the years ended June 30, 2002, 2001 and 2000 amounted to $(5.1) million, $6.1 million and $4.9 million, respectively.

      At June 30, 2002, we had net operating loss carryforwards ("NOLS") of approximately $3.4 million which were acquired in previous years. These NOL's begin expiring in fiscal 2010. Under U.S. income tax regulations, the utilization of the NOL's is subject to annual limitations as a result of the changes in control of the acquired entities, as well as limitations regarding the use of the NOL's against income other than that earned by the acquired business (referred to as "SRLY" limitations). Despite these restrictions, as a result of new regulations issued by the Internal Revenue Service effective June 25, 1999, which had the effect of relaxing the SRLY limitations, we expect to fully utilize all of the acquired NOL's prior to

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

expiration and, therefore, has not provided a valuation allowance on the related tax assets. The impact of the change in the tax regulations has been included in the application of purchase accounting for the business acquired.

13.   STOCKHOLDERS' EQUITY

Common Stock

      In September 1999, we entered into a global strategic alliance with Heinz related to the production and distribution of natural products domestically and internationally, and purchased from Heinz the trademarks of its Earth's Best baby food line of products. In connection with the alliance, we issued 2,837,343 shares (the "Investment Shares") of our common stock, par value $.01 per share (the "Common Stock") to a wholly-owned subsidiary of Heinz (the "Heinz Subsidiary"), for an aggregate purchase price of $82.4 million under a Securities Purchase Agreement dated September 24, 1999 between Hain and the Heinz Subsidiary. We used $75 million of the proceeds to reduce borrowings under our then credit facility. The remainder of the proceeds were used to pay transaction costs and for general working capital purposes. In consideration for the trademarks, we paid a combination of $4.6 million in cash and 670,234 shares of Common Stock, valued at $17.4 million (the "Acquisition Shares" and together with the Investment Shares, the "Shares"). This purchase agreement terminated a license agreement dated April 1, 1999 between Hain and Heinz under which we were granted exclusive sale and distribution rights of Earth's Best baby food products into the United States retail grocery and natural food channel. In connection with the issuance of the Shares, Hain and the Heinz Subsidiary entered into an Investor's Agreement dated September 24, 1999 that set forth certain restrictions and obligations of Hain and the Heinz Subsidiary and its affiliates relating to the Shares, including restrictions and obligations relating to (1) the appointment by Hain of one member to its Board of Directors nominated by the Hain and the Heinz Subsidiary and one member nominated by the Heinz Subsidiary, (2) an 18-month standstill period (which expired in March
2001) during which the Heinz Subsidiary and its affiliates could not purchase or sell shares of Hain Common Stock, subject to certain exceptions, (3) a right of first offer granted to us by Heinz and its affiliates upon the sale of Shares by the Heinz Subsidiary and its affiliates following the standstill period, (4) preemptive rights granted to the Heinz Subsidiary and its affiliates relating to the future issuance by Hain of shares of capital stock, and (5) confidentiality.

      Included as part of the alliance was a provision that the Heinz Subsidiary would have the preemptive right to purchase additional equity in Hain to maintain its investment level at 19.5% of the outstanding stock of Hain. The Heinz Subsidiary investment level was diluted following the acquisition by Hain of Celestial on May 30, 2000. Under the terms of the agreement, on June 20, 2000, we issued 2,582,774 shares of its common stock, par value $.01 per share to the Heinz Subsidiary for an aggregate purchase price of approximately $79.7 million. We used approximately $44 million of these proceeds to prepay all outstanding borrowings under our then credit facility. The remainder of the funds were used for working capital.

      In addition, Hain and the Heinz Subsidiary entered into a Registration Rights Agreement dated September 24, 1999, that provides the Heinz Subsidiary and its affiliates customary registration rights relating to the Shares, including two demand registration rights and "piggy-back" registration rights.

      On May 30, 2000, Hain's stockholders approved an increase to the number of authorized shares of the Company's common stock from 40 million to 100 million.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


      As part of the Yves and Fruit Chips acquisitions consummated during fiscal 2001, 185,330 common shares were issued to the sellers, valued at approximately $5.6 million in the aggregate.

      As part of the Lima acquisition consummated during fiscal 2002, 205,128 common shares were issued to the sellers, valued at approximately $4.4 million.

Preferred Stock

      We are authorized to issue "blank check" preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. As at June 30, 2002 and 2001, no preferred stock was issued or outstanding.

Warrants

      Since fiscal 1997, we issued a total of 300,000 warrants in connection with services rendered by third party consultants at prices ranging from $4.13 to $10.00 per share. 250,000 of these warrants were exercised during fiscal 2000, resulting in proceeds of $1.6 million. In accordance with the then existing term loan facility, 50% of the proceeds were used to pay down the term loan with the remainder used for working capital purposes. In fiscal 2001, the remaining 50,000 warrants were exercised via a cashless exercise resulting in the issuance of 35,653 shares.

      In connection with an acquisition in 1997, we issued warrants to Argosy Investment Corp. ("Argosy") to acquire 100,000 shares of our common stock at an exercise price of $12.688. In fiscal 2002, Argosy exercised no warrants. In fiscal 2001, Argosy exercised 26,666 of these warrants, resulting in proceeds of $.3 million.

      In fiscal years 2001 and 2000, Argosy exercised warrants previously granted in 1994 to acquire 104,100 and 95,853, respectively, of our common stock at an exercise price of $3.25. At June 30, 2002, 322,764 warrants remain available for exercise.

14.   STOCK OPTION PLANS

Hain

      In December 1994, we adopted the 1994 Long-Term Incentive and Stock Award Plan, which amended and restated our 1993 stock option plan. On December 9, 1997, the stockholders of Hain approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 345,000 to 1,200,000 shares. In December 1998, the plan was further amended to increase the number of shares issuable by 1,200,000 bringing the total shares issuable under this plan to 2,400,000. In December 1999, the plan was further amended to increase the number of shares issuable by 1,000,000 bringing the total shares issuable under this plan to 3,400,000. In May 2000, the plan was further amended to increase the number of shares issuable by 3,000,000 bringing the total shares issuable under this plan to 6,400,000. The plan provides for the granting of incentive stock options to employees, directors and consultants to purchase shares of our common stock. All of the options granted to date under the plan have been incentive and non-qualified stock options providing

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

for exercise prices equivalent to the fair market price at date of grant, and expire 10 years after date of grant. Vesting terms are determined at the discretion of the company. During 2000, options to purchase 372,550 shares were granted at prices from $21.188 to $33.50 per share. During 2001, options to purchase 1,352,850 shares were granted at prices ranging from $27.125 to $36.6875 per share. During 2002, options to purchase 1,688,900 shares were granted at prices ranging from $15.42 to $22.72 per share. At June 30, 2002, 638,025 options were available for grant under this plan.

      Our Chief Executive Officer ("CEO") was granted options to purchase 125,000 shares of common stock at $4.8125 per share on the date of grant (June 30, 1997) pending approval of an increase in the number of shares available for grant (approved by shareholders on December 9, 1997). We incur a straight line non-cash compensation charge ($46 annually) over the 10-year vesting period based on the excess ($.5 million) of the market value of the stock options ($8.50 per share) on December 9, 1997 over the $4.8125 per share market value on the date of grant.

      In December 1995, we adopted a Directors Stock Option Plan. The plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 300,000 shares of our common stock. In December 1998, the plan was amended to increase the number of shares issuable from 300,000 to 500,000. In December 1999, the plan was amended to increase the number of shares issuable by 250,000, bringing the total shares issuable under this plan to 750,000. During 2000, options for an aggregate of 103,500 shares were granted at prices of $23.25 and $26.063 per share. In December 2000, options for an aggregate of 185,000 shares were granted at prices ranging from $27.75 to $32.125 per shares. The remaining available shares in this plan have been canceled and no future grants are available on this plan effective January 2001.

      In May 2000, we adopted a new Directors Stock Option Plan. The plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. At June 30, 2001, no options were granted under this plan. During 2002, options for an aggregate of 255,000 shares were granted at prices ranging from $20.01 to $26.44 per share.

      We also have a 1993 Executive Stock Option Plan pursuant to which we granted our CEO options to acquire 600,000 shares of our common stock. These options are fully vested and exercisable. The exercise price of options designed to qualify as incentive options is $3.58 per share and the exercise price of non-qualified options is $3.25 per share. During fiscal 2001, options to purchase 65,000 shares were exercised. No exercises were made during fiscal 2002. These options expire in 2003.

Celestial

      In connection with the Merger with Celestial, all outstanding Celestial options became fully vested as of May 30, 2000. All amounts have been restated to reflect the conversion of the Celestial stock to Hain stock at a ratio of 1.265:1.

      In 1991, Celestial granted options to an executive officer of Celestial to purchase 241,944 shares of common stock in connection with capital contributions made by the officer and certain other agreements. Such options were immediately vested at the grant date, are exercisable at a weighted average price per share of $3.90 and expire in 2031.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

      During 1993, Celestial adopted an incentive and non-qualified stock option plan that provided for the granting of awards for up to 331,430 shares of Celestial's common stock. Options granted at the time of Celestial's initial public offering in 1993 vested over one-year and five-year periods. Options granted subsequent to Celestial's initial public offering generally vested over a five-year period. Options expire ten years from the grant date.

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

      In 1997, Celestial granted options to an executive officer of Celestial to purchase 417,450 shares of Celestial's common stock. The options were granted in connection with the officer's employment agreement, initially vested over a five-year period, are exercisable at $8.70 per share and expire ten years from the grant date. During 2001, all of these options were exercised.

Employee Stock Purchase Plan

      Under Celestial's Employee Stock Purchase Plan, Celestial was authorized to issue up to 66,286 shares of common stock to its full-time employees, nearly all of whom were eligible to participate. Under the terms of the plan, employees could choose each year to have up to 10% of their annual base earnings withheld to purchase Celestial's common stock. The purchase price of the stock was equal to 85 percent of the lower of the market price at the beginning or end of each six month participation period. Approximately 30 percent of eligible Celestial employees participated in the plan. Under the plan, Celestial sold approximately 5,000 shares for the year ended June 30, 2002, 5,300 shares for the year ended June 30, 2001 and 10,000 shares for the year ended June 30, 2000. As of December 31, 2001, this plan was terminated.

Accounting For Stock Issued to Employees

      We have elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee stock options at least equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro-forma information regarding net (loss) income and net (loss) income per share is required by SFAS No. 123, and has been determined as if we have accounted for our stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

model with the following weighted-average assumptions: risk free interest rates ranging from 4% to 6.77%; no dividend yield; volatility factors of the expected market price of our common stock of approximately 93% for fiscal 2002 and 2001 and 90% for fiscal 2000; and a weighted-average expected life of the options of five years in each year.

      The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information is as follows:


                                       2002          2001         2000
                                   ------------- ------------ ------------
Pro forma net (loss) income           $ (12,194)     $  8,515   $ (23,033)
Pro forma diluted net                 $    (.36)     $    .25   $    (.82)

      A summary our stock option plans' activity for the three years ended June 30, 2002 follows:

                               2002                          2001                       2000
                        ------------------------- --------------------------- ------------------------
                                        Weighted                   Weighted                 Weighted
                                        Average                     Average                  Average
                                        Exercise                   Exercise                 Exercise
                           Options       Price        Options        Price      Options       Price
                        -------------  ---------- --------------- ----------- ------------ -----------
Outstanding at
 beginning of year          4,240,741     $ 18.01     3,997,106     $ 12.91    4,076,088     $ 11.83
Granted                     1,943,900       19.70     1,537,850       27.55      632,710       23.05
Exercised                    (94,341)        9.12   (1,265,465)       10.16    (584,440)       15.03
Terminated                   (66,917)       23.27      (28,750)       20.12    (127,252)       18.63
                        -------------  ---------- ------------- ----------- ------------ -----------
Outstanding at end
 of year                    6,023,383     $ 18.72     4,240,741     $ 18.01    3,997,106     $ 12.91
                        =============  ========== ============= =========== ============ ===========
Exercisable at end
 of year                    4,482,182     $ 18.14     3,444,219     $ 16.17    3,553,964     $ 11.75
                        =============  ========== ============= =========== ============ ===========
Weighted average
 fair value of
 options granted
 during year               $    14.23                $    20.24                $   15.23
                         ============  ========== ============= =========== ============ ===========

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

     The following table summarizes information for stock options outstanding at June 30, 2002:


                  Options Outstanding                      Options Exercisable
------------------------------------------------------  ------------------------
                                 Weighted
                    Options       Average    Weighted     Options     Weighted
                  Outstanding    Remaining    Average   Exercisable    Average
     Range of        as of      Contractual  Exercise      as of      Exercise
 Exercise Prices   06/30/2002      Life        Price     06/30/2002     Price
---------------- -------------- ----------- ----------- ------------- ----------
                                (In Years)
  $2.94 - $4.83      998,144       8.6        $ 3.85       998,144      $ 3.85
   4.84 - 15.43      250,553       5.0         12.38       157,953       10.54
  15.44 - 18.34    1,739,767       8.0         17.66       846,867       17.22
  18.35 - 22.01      895,180       8.1         20.49       800,847       20.42
  22.01 - 25.68      520,780       7.3         22.66       340,597       22.83
  25.69 - 29.35    1,356,659       8.1         26.81     1,086,474       26.73
  29.36 - 33.01      221,800       8.3         31.50       211,050       31.54
  33.02 - 38.38       40,500       8.0         35.53        40,250       35.51
                 ------------  ----------- ---------  ------------ -----------
                   6,023,383       8.0        $18.72     4,482,182      $18.14
                 ============  =========== =========  ============ ===========

      Shares of Common Stock reserved for future issuance as of June 30, 2002 are as follows:

Stock options                        7,161,808
Warrants                               396,098
Convertible promissory notes             4,656
                                  ------------
                                     7,562,562
                                  ============

15.   LEASES

      Our corporate headquarters are located in approximately 35,000 square feet of leased office space in Melville, New York, under a lease which expires in December 2012. In addition, the Company leases manufacturing and warehouse space under leases which expire through fiscal 2007. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

      The aggregate minimum future lease payments for these operating leases at June 30, 2002, excluding the Health Valley Irwindale Plant (lease commitments of $753 in 2003 and $754 in 2004) are as follows:


                2003                $ 3,419
                2004                  2,977
                2005                  2,617
                2006                  2,742
                2007                  2,788
                Thereafter            8,300
                                 ----------
                                    $22,843
                                 ==========

      Rent expense charged to operations for the years ended June 30, 2002, 2001 and 2000 was approximately $3,804, $3,442 and $3,217, respectively.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

16. SEGMENT INFORMATION

      Our company is engaged in one business segment: the manufacturing, distribution and marketing of natural and organic food and beverage products. We define business segments as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by a chief operating decision maker or group.

      Outside the United States, we primarily conduct business in Canada and Europe. We have grouped Canada and Europe together as "other" because they are individually not significant enough to warrant separate geographic disclosure. During fiscal years 2001 and 2000, sales to unaffiliated customers outside the United States made up less than 5% of total net sales.

      Selected information related to our operations by geographic area are as follows for 2002:


                                        United States       Other
                                       ---------------   ------------
Net sales                                  $ 339,343      $  56,611
(Loss) Earnings before income taxes            (737)          5,537
Long-lived assets                            298,198         56,101

17.   DEFINED CONTRIBUTION PLANS

      We have a 401(k) Employee Retirement Plan ("Plan") to provide retirement benefits for eligible employees. All full-time employees of Hain and our domestic subsidiaries who have attained the age of 21 are eligible to participate upon completion of 30 days of service. The subsidiary Yves Veggie Cuisine has its own separate Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Yves who meet eligibility requirements may participate in that plan. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2002, 2001 and 2000, we made contributions to the Plan of $372, $614 and $464, respectively.

18.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for the Impairment or Disposal of Long-Lived Assets

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of"; however, it retains fundamental provisions related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived assets group to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until disposed of, and establishes more restrictive criteria regarding classification of an asset group as "held for sale."

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

      SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" ("APB 30"), for the disposal of a segment of a business, and extends the reporting of a discontinued operation to a "component of an entity." Further, SFAS No. 144 requires operating losses from a "component of an entity" to be recognized in the period in which they occur rather than as of the measurement date as previously required by APB 30.

      SFAS No. 144 is effective for years beginning after December 15, 2001 (our fiscal year 2003). Transition is prospective for committed disposal activities that are initiated after our initial application of the statement. SFAS No. 144 also provides transition provisions for assets "held for sale" that were initially recorded under previous models and do not meet the new "held for sale" criteria within one year of the initial application of the statement.

Accounting for Costs Associated with Exit or Disposal Activity

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, the SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that we may initiate after December 31, 2002.

19.   LITIGATION

      From time to time, the Company is involved in litigation, incidental to the conduct of its business. In the opinion of management, disposition of pending litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III


Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information", Item 13, "Certain Relationships and Related Transactions", and Item 14, "Controls and Procedures" have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 12, 2002, at which meeting the stockholders will vote upon election of the directors. This information in such Proxy Statement is incorporated herein by reference.

                                     PART IV


Item 15.          Exhibits, Financial Statement Schedule, and Reports on
                  Form 8-K.

(a) (1)           List of Financial statements

         Consolidated Balance Sheets - June 30, 2002 and 2001

         Consolidated Statements of Operations - Years ended June 30, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows - Years ended June 30, 2002, 2001 and 2000

         Consolidated Statements of Stockholders' Equity - Years ended June 30, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements

   (2)            List of Financial Statement Schedule

         Valuation and Qualifying Accounts (Schedule II)

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

   (3)            List of Exhibits


3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Commission
           File No. 333-33830) filed with the Commission on April 24,
           2000).
3.2        Amended and Restated Bylaws (incorporated by reference to
           Exhibit 3.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).
4.1 Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant's
           Registration Statement on Form S-4 (Commission File No.
           333-33830) filed with the Commission on April 24, 2000).
4.2        1993 Executive Stock Option Plan (incorporated by reference to
           Exhibit 4.2 of Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).
4.3 Amended and Restated 1994 Long Term Incentive and Stock Award Plan (included as Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).
4.4 1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).
4.5 2000 Directors Stock Option Plan (included as Annex G to the Joint Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).
10.1 Credit Agreement dated as of March 29, 2001 by and among the Registrant and Fleet National Bank, as administrative agent, SunTrust Bank, as syndication agent, HSBC Bank USA, as documentation agent, and the lenders party thereto, as amended through July 17, 2001 (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report Form 10-K for the fiscal year ended June 30, 2001 filed with the Commission on September 28, 2001).
10.2a      Amendments to the Credit Agreement dated March 28, 2002 and June 25,
           2002.
10.3 Investor's Agreement among the Registrant, Boulder Inc. (formerly Earth's Best, Inc.) and Irwin D. Simon dated September 24, 1999 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Commission on September 30, 1999).

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES


10.4       Registration Rights Agreement between the Registrant and Boulder
           Inc. (formerly Earth's Best, Inc.), dated September 24, 1999 (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Commission on
           September 30, 1999).
10.5 Form of Change in Control Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 filed with the Commission on November 14, 2000).
10.6 Employment Agreement for Chief Executive Officer dated July 1, 2000 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 filed with the Commission on November 14, 2000).
10.7a Employment Agreement for Executive Vice President and Chief Financial Officer dated October 1, 2001.
21a        Subsidiaries of Registrant
23a        Consent of Independent Auditors - Ernst & Young LLP
99.1a      Certificate of Chief Executive Officer
99.2a      Certificate of Chief Financial Officer

a - Filed herewith

(b)   Reports on Form 8-K

      On May 10, 2002, the Registrant filed a Current Report on Form 8-K providing revised earnings guidance for the fourth quarter of fiscal 2002 and revenue growth for fiscal 2003.

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts


           Column A                     Column B              Column C                 Column D       Column E
      ------------------             -------------      ----------------------       ------------    -----------
                                                               Additions
                                                      ----------------------------
                                        Balance at    Charged to   Charged to other                   Balance at
                                        beginning     costs and       accounts -       Deductions       end of
                                        of period      expenses        describe         describe        period
------------------------------------- -------------- ------------ ------------------ --------------- -------------
Year Ended June 30, 2002
 Deducted from asset accounts:
  Allowance for doubtful accounts           $    815     $    551       $    175 (1)    $    539 (2)    $  1,002
Year Ended June 30, 2001
 Deducted from asset accounts:
  Allowance for doubtful accounts           $    929     $    393       $     41 (1)    $    548 (2)    $    815
Year Ended June 30, 2000
 Deducted from asset accounts:
  Allowance for doubtful accounts           $  1,287      $   432        $   100 (1)     $   890 (2)     $   929


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

THE HAIN CELESTIAL GROUP, INC.

By:  /s/ Irwin D. Simon
     ---------------------------------
     Irwin D. Simon
     Chairman of the Board, President and Chief Executive Officer

Date: September 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                         Date

/s/ Irwin D. Simon             President, Chief              September 30, 2002
------------------------
Irwin D. Simon                 Executive Officer
                               and Chairman of the
                               Board of Directors

/s/ Ira J. Lamel               Executive Vice President
------------------------
Ira J. Lamel                   and Chief Financial Officer   September 30, 2002

/s/ Andrew R. Heyer            Director                      September 30, 2002
------------------------
Andrew R. Heyer

/s/ Beth L. Bronner            Director                      September 30, 2002
------------------------
Beth L. Bronner

/s/ Jack Futterman             Director                      September 30, 2002
------------------------
Jack Futterman

/s/ James S. Gold              Director                      September 30, 2002
------------------------
James S. Gold

/s/ Michael Bertasso           Director                      September 30, 2002
------------------------
Michael Bertasso

/s/ Daniel Glickman            Director                      September 30, 2002
--------------------------
Daniel Glickman

/s/ Joseph Jimenez             Director                      September 30, 2002
------------------------
Joseph Jimenez

/s/ Roger Meltzer              Director                      September 30, 2002
------------------------
Roger Meltzer

/s/ Marina Hahn                Director                      September 30, 2002
------------------------
Marina Hahn

                                  CERTIFICATION


            I, Irwin D. Simon, President and Chief Executive Officer of The Hain Celestial Group, Inc., certify that:

            1. I have reviewed this annual report on Form 10-K of The Hain Celestial Group, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

            3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                    Date:  September 30, 2002


                                    /s/ Irwin D. Simon
                                    ---------------------------------------
                                    Irwin D. Simon
                                    President and Chief Executive Officer

                         CERTIFICATION

           I, Ira J. Lamel, Chief Financial Officer of The Hain Celestial Group, Inc., certify that:

            1. I have reviewed this annual report on Form 10-K of The Hain Celestial Group, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

            3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



                                    Date:  September 30, 2002



                                    /s/ Ira J. Lamel
                                    -----------------------------------
                                    Ira J. Lamel
                                    Executive Vice President and
                                    Chief Financial Officer