Form 10-Q
period 2002-09-30
HAIN CELESTIAL GROUP INC
filed 2002-11-14
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


 For the quarterly period ended: 09/30/02      Commission file number: 0-22818
                                 --------                              -------



                         THE HAIN CELESTIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)


              Delaware                                    22-3240619
-------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          58 South Service Road, Melville, New York              11747
    ----------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (631) 730-2200
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


33,613,222 shares of Common Stock $.01 par value, as of November 8, 2002.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


Part I   Financial Information

Item 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 2002
           (unaudited) and June 30, 2002                                    2

           Consolidated Statements of Income -
           Three Months ended September 30, 2002 and 2001 (unaudited)       3

           Consolidated Statements of Cash Flows -
           Three Months ended September 30, 2002 and 2001 (unaudited)       4

           Consolidated Statement of Stockholders' Equity -
           Three months ended September 30, 2002 (unaudited)                5

           Notes to Consolidated Financial Statements                     6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10-14

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                 15

Item 4.  Controls and Procedures                                           15

Part II  Other Information

                  Items 1 through 5 are not applicable

                  Item 6 - Exhibits and Reports on Form 8-K               15

                  Signatures                                              16

PART I - ITEM 1 - FINANCIAL INFORMATION

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                       September 30,   June 30,
                                                           2002          2002
                                                       -------------  ----------
ASSETS                                                  (Unaudited)      (Note)
Current assets:
Cash and cash equivalents                                 $  3,936    $   7,538
Accounts receivable, less allowance for doubtful
  accounts of $883 and $1,002                               55,365       49,018
Inventories                                                 51,898       53,624
Recoverable income taxes                                       500        3,677
Deferred income taxes                                        7,223        7,223
Other current assets                                         6,193        5,804
                                                       ------------  -----------
Total current assets                                       125,115      126,884

Property, plant and equipment, net of accumulated
  depreciation and amortization of $24,504 and $29,059      64,700       69,774
Goodwill, net                                              237,948      239,644
Trademarks and other intangible assets, net                 38,078       38,083
Other assets                                                11,486        6,798
                                                       ------------  -----------
Total assets                                             $ 477,327    $ 481,183
                                                       ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                    $  37,824    $  46,166
Accrued restructuring and non-recurring charges              6,095        6,410
Current portion of debt instruments                          3,938        1,431
Income taxes payable                                         4,620        1,935
                                                       ------------  -----------
Total current liabilities                                   52,477       55,942

Long-term debt instruments, less current portion             9,717       10,293
Deferred income taxes                                       11,100       11,100
                                                       ------------  -----------
Total liabilities                                           73,294       77,335

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000
  shares, none issued                                            -            -
Common stock - $.01 par value, authorized 100,000,000
  shares, issued 34,075,639 shares                             341          341
Additional paid-in capital                                 354,834      354,822
Retained earnings                                           56,286       51,597
Foreign currency translation adjustment                     (1,274)         963
                                                       ------------  -----------
                                                           410,187      407,723
Less: 462,417 and 306,917 shares of treasury stock,
  at cost                                                   (6,154)      (3,875)
                                                       ------------  -----------
Total stockholders' equity                                 404,033      403,848
                                                       ------------  -----------

Total liabilities and stockholders' equity               $ 477,327    $ 481,183
                                                       ============  ===========

Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                   Three Months Ended
                                                     September 30,
                                                -------------------------
                                                    2002           2001
                                                -----------    ----------
                                                      (Unaudited)

Net sales                                         $ 96,420     $ 89,735
Cost of sales                                       67,166       63,073
                                                -----------   ----------
   Gross profit                                     29,254       26,662

Selling, general and administrative expenses        21,551       17,527
                                                -----------   ----------
   Operating income                                  7,703        9,135

Interest and other expenses                            170          357
                                                -----------   ----------

Income before income taxes                           7,533        8,778
Provision for income taxes                           2,844        3,335
                                                -----------   ----------
   Net income                                       $4,689       $5,443
                                                ===========   ==========

Basic earnings per common share:
   Net income                                       $ 0.14       $ 0.16
                                                ===========   ==========
Diluted earnings per common share:
   Net income                                       $ 0.14       $ 0.16
                                                ===========   ==========

Weighted average common shares outstanding:
   Basic                                            33,702       33,665
                                                ===========   ==========
   Diluted                                          34,382       34,634
                                                ===========   ==========

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                            Three Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES                             (Unaudited)
Net income                                                  $  4,689    $ 5,443
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                             2,013      1,989
     Provision for doubtful accounts                            (100)        74
   Increase (decrease) in cash attributable to changes
       in assets and liabilities:
          Accounts receivable                                 (6,493)   (11,678)
          Inventories                                          1,506     (3,066)
          Other current assets                                  (990)      (585)
          Other assets                                          (104)    (1,999)
          Accounts payable and accrued expenses               (7,217)     2,784
          Accrued restructuring and non-recurring charges       (315)     3,423
          Income taxes, net                                    5,804          -
                                                           -----------  --------

          Net cash used in operating activities               (1,207)    (3,615)
                                                           -----------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment and other
  intangible assets                                           (2,047)    (7,273)
                                                           -----------  --------

          Net cash used in investing activities               (2,047)    (7,273)
                                                           -----------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayments) from Credit Facility                 1,800       (117)
Payments on economic development revenue bonds                  (125)      (100)
Purchase of treasury stock                                    (2,279)    (1,121)
Proceeds from exercise of warrants and options, net of
  related expenses                                                 -         13
Proceeds (repayments) of other long-term debt
  and other liabilities                                          341        (53)
                                                           -----------  --------

          Net cash used in financing activities                 (263)    (1,378)
                                                           -----------  --------

Effect of exchange rate changes on cash                          (85)      (387)
                                                           -----------  --------
Net decrease in cash and cash equivalents                     (3,602)   (12,653)
                                                           -----------  --------

Cash and cash equivalents at beginning of period               7,538     26,643
                                                           -----------  --------

Cash and cash equivalents at end of period                  $  3,936    $13,990
                                                           ===========  ========

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(In thousands, except per share and share data)


                                 Common Stock
                              --------------------                                             Foreign
                                                    Additional             Treasury Stock      Currency
                                           Amount    Paid-in    Retained  ------------------  Translation            Comprehensive
                                 Shares    at $.01   Capital    Earnings   Shares    Amount    Adjustment    Total      Income
                              ----------- -------- ----------- ---------- --------- --------- ------------ --------- ------------

Balance at June 30, 2002      34,075,639     $341   $ 354,822   $ 51,597     306,917  $(3,875)    $   963   $403,848

Purchase of treasury shares                                                  155,500   (2,279)                (2,279)

Non-cash compensation
  charge                                                   12                                                     12

Net income for the period                                          4,689                                       4,689    $  4,689

Translation adjustments                                                                            (2,237)    (2,237)     (2,237)

                             ------------ --------- ------------ ---------  --------- -------- ------------ --------- -----------
Balance at September 30, 2002 34,075,639     $341   $ 354,834    $ 56,286    462,417  $(6,154)   $ (1,274)  $404,033     $  2,452
                             ============ ========= ============ =========  ========= ======== ============ ========= ===========


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

     We operate in one business segment: the sale of natural, organic and other food and beverage products. In our 2002 fiscal year, approximately 54% of our revenues were derived from products that are manufactured within our own facilities with 46% produced by various co-packers. Had the completed sale of our Health Valley manufacturing facility to one of our co-packers (see Note 4) occurred at the beginning of our 2002 fiscal year, approximately 56% of our revenues in such fiscal year would have been derived from products produced at various co-packers.

         Certain reclassifications have been made to our previous year's consolidated financial statements to conform them to the current year's presentation.

         All amounts in our consolidated financial statements have been rounded to the nearest thousand dollars, except share and per share amounts.

2.       BASIS OF PRESENTATION

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. Please refer to the footnotes to our consolidated financial statements as of June 30, 2002 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

3.       ADOPTION OF EITF CONSENSUS REGARDING SALES INCENTIVES

         Effective January 1, 2002, we adopted various Emerging Issues Task Force (EITF) consensuses related to the accounting for and classification of certain sales incentives. In accordance with these consensuses, we have classified certain sales incentives as a reduction of sales rather than as selling expenses. In order to provide comparable information from period to period, promotional allowances and other sales incentives of $15.1 million in the three-month period ended September 30, 2001 have been reclassified from selling expense to net sales.

4.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the fourth quarter of fiscal 2002, we recorded charges aggregating $21.3 million, before taxes, related to the sale (consummated on September 30, 2002) of our Health Valley facility in Irwindale, California and the discontinuation of our supplements business and Weight Watchers licenses.

         The Health Valley facility charge, which totaled $11.3 million, included $7.6 million of restructuring and non-recurring charges associated with reduced values of inventories of raw ingredients and packaging, certain lease obligations and other items, and $3.7 million of impairment charges to reduce the Health Valley plant's manufacturing assets to their net realizable value. At June 30, 2002, we accrued $2.1 million of future costs associated with this charge primarily relating to lease exit costs relating to incremental costs and contractual obligations and other facility exit costs expected to be incurred as part of this sale. During the period ended September 30, 2002, approximately $.1 million was charged against this accrual. We anticipate that there may be additional charges of approximately $2 million in fiscal 2003 (none during the three months ended September 30, 2002) for potential severance liabilities and related employee costs and trade items.

         We also discontinued our supplements business at Celestial Seasonings, and did not renew our license to sell certain Weight Watchers products. In connection with these discontinuations, we recorded charges of $7.9 million related to supplements principally for inventories, packaging and trade items. The charge for the non-renewal of the Weight Watchers license amounted to $2.1 million. At June 30, 2002, we accrued $3.1 and $1.2 million for future costs associated with the Celestial Seasonings supplements and Weight Watchers license discontinuations, respectively. These future costs primarily relate to sales returns resulting from the discontinuation notification, other trade incentives, employee severance costs and other items. At September 30, 2002, approximately $.2 million has been charged against these accruals in the aggregate.

         At September 30, 2002, our balance sheet includes the above-described aggregate of $6.1 million of accrued restructuring and non-recurring charges, substantially all of which are expected to be paid during fiscal 2003.

5.       ACQUISITIONS

         Our results of operations for the three-month period ended September 30, 2002 include the operations of Lima, N.V., a leading manufacturer and marketer of natural and organic foods located in Belgium, which we acquired in December 2001. Results for the September 2001 period do not include any amounts for Lima. Had the acquisition of Lima occurred at the beginning of the three-month period ended September 30, 2001, our consolidated results of operations for that period would not be materially different than the actual results as presented.

6.       INVENTORIES

         Inventories consist of the following:

                                     September 30,    June 30,
                                          2002          2002
                                     -------------- -----------
       Finished goods                   $  33,424     $35,158
       Raw materials and packaging         18,474      18,466
                                     -------------- -----------
                                        $  51,898     $53,624
                                     ============== ===========


7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                            September 30,    June 30,
                                                2002          2002
                                           -------------- ------------
       Land                                     $  6,826   $  6,852
       Building and improvements                  25,514     25,537
       Machinery and equipment                    51,504     49,797
       Furniture and fixtures                      2,395      2,648
       Leasehold improvements                      1,027      3,218
       Construction in progress                    1,938      6,012
       Health Valley plant assets held
         for sale (see Note 4)                         -      4,769
                                           -------------- ------------
                                                  89,204     98,833
       Less: Accumulated depreciation
               and amortization                   24,504     29,059
                                           -------------- ------------
                                               $  64,700   $ 69,774
                                           ============== ============


8.       CREDIT FACILITY

         We have available to us a $240 million Credit Facility (the "Credit Facility") which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 27, 2003. The Credit Facility is unsecured, but is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2002, we had borrowed approximately $4.4 million under the revolving facility with interest at 2.88% (classified within long-term debt instruments). We also borrowed $1.8 million as of September 30, 2002 under the Credit Facility with interest at 4.75% (classified as current portion of debt instruments as it is expected to be repaid in the coming months).

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

         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                                       Three Months Ended
                                                          September 30,
                                                      ----------------------
                                                         2002      2001
                                                      ---------- ----------
Numerator:
Numerator for basic and diluted earnings per
 common share -
 Net income                                              $4,689     $5,443
                                                      ---------- ----------
Denominator:
Denominator for basic earnings per common share -
   weighted average shares outstanding during
   the period                                            33,702     33,665
Effect of dilutive securities:
Stock options                                               522        784
Warrants                                                    158        185
                                                      ---------- ----------
                                                            680        969
                                                      ---------- ----------
Denominator for diluted earnings per common share -
  adjusted weighted average shares and
  assumed conversions                                    34,382     34,634
                                                      ========== ==========

Basic net income per common share                        $ 0.14     $ 0.16
                                                      ========== ==========
Diluted net income per common share                      $ 0.14     $ 0.16
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

Results of Operations

Three months ended September 30, 2002

         Net sales for the three months ended September 30, 2002 were $96.4 million, an increase of $6.7 million or 7.5% over net sales of $89.7 million in the September 30, 2001 quarter. Net sales increased by approximately 10% on a comparable basis when adjusted for items that we have recently discontinued (supplements and Weight Watchers products). Approximately 6% of the overall 10% increase in net sales was derived from sales of our Lima/Biomarche businesses which were acquired subsequent to September 30, 2001. The remaining internal growth was derived principally from our Yves, Earth's Best and Health Valley brands.

         Gross profit for the three months ended September 30, 2002 was 30.3% of net sales as compared to 29.7% of net sales in the September 30, 2001 quarter. The increase was a result of a more favorable mix of products sold and reduced distribution costs, offset by the expected lower gross profits earned by the aforementioned Lima/Biomarche acquisition. Our gross profits this quarter were additionally hampered by excess capacity issues at our Health Valley manufacturing facility as we prepared it for sale, along with certain costs in Europe related to new business opportunities.

         Selling, general and administrative expenses increased by $4.0 million to $21.6 million for the three months ended September 30, 2002 as compared to $17.6 million in the September 30, 2001 quarter. Such expenses as a percentage of net sales amounted to 22.4% for the three months ended September 30, 2002 compared with 19.5% in the September 30, 2001 quarter. The overall increase in dollars and percentage is a result of the added selling, general and administrative costs of $1.8 million brought on by the aforementioned Lima/Biomarche acquisition and higher marketing and other selling costs.

         Operating income was $7.7 million in the three months ended September 30, 2002 compared to $9.1 million in the September 30, 2001 quarter. Operating income as a percentage of net sales amounted to 8.0% in the September 2002 quarter, compared with 10.2% in the September 2001 quarter. The dollar and percentage decreases resulted principally from the higher selling, general and administrative costs as described above, offset by higher gross profits.

         Interest and other expenses amounted to $.2 million for the three months ended September 30, 2002 compared to $.4 million in the comparable period.

         Income before income taxes for the three months ended September 30, 2002 amounted to $7.5 million compared to $8.8 million in the comparable period. This decrease was attributable to the decrease in operating income.

         Income taxes remained relatively flat at 38% of pre-tax income for both the three months ended September 30, 2002 and 2001. We expect our tax rate to approximate this rate during the remainder of fiscal 2003.

         Net income for the three months ended September 30, 2002 was $4.7 million compared to $5.4 million in the September 30, 2001 quarter. The decrease of $.7 million in earnings was primarily attributable to the aforementioned decrease in income before income taxes.

Liquidity and Capital Resources

         We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

         We have available to us a $240 million Credit Facility which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 27, 2003. The Credit Facility is unsecured, but is guaranteed by all direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature.

         This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

         Net cash used in operations was $1.2 and $3.6 million for the three months ended September 30, 2002 and 2001, respectively. Our working capital and current ratio was $72.6 million and 2.4 to 1, respectively, at September 30, 2002 compared with $70.9 million and 2.3 to 1 respectively, at June 30, 2002. The small improvement was derived principally from better inventory management as we focused on balancing superior service levels while managing inventory turnover effectively.

         Net cash used in financing activities was $.3 million and $1.4 million for the three months ended September 30, 2002 and 2001, respectively. In both periods we acquired shares of our common stock in open market purchases as part of our buy back program.

         Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:

                                          Payments Due by Period
                           -----------------------------------------------------
                                         Less than 1   1 - 3 years
                             Total         year                      Thereafter
                           ------------ ------------- ------------- ------------
Debt instruments               $12,284       $ 3,304       $ 6,801     $ 2,179
Capital lease obligations        1,371           634           737           -
Operating leases                21,989         3,309         8,288      10,392
                           ------------ ------------- ------------- ------------
Total contractual cash         $35,644       $ 7,247       $15,826     $12,571
   obligations
                           ============ ============= ============= ============

         We believe that cash on hand of $3.9 million at September 30, 2002, projected remaining fiscal 2003 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of $8.0 million for the remainder of fiscal 2003, $6.1 million in costs associated with restructuring and non-recurring charges and the $7.2 million of debt and lease obligations described in the table above. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1.5% interest.

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

         Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable has been within our expectations and no significant write-offs and/or impairment has occurred. Our chargebacks receivable (included in trade receivables) balance at September 30, 2002 was $5.4 million as compared to $5 million at June 30, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the company.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

Part II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

         In a presentation to investors on September 4, 2002, we reaffirmed and presented our quarterly and full fiscal year 2003 net sales and earnings guidance.

                                   SIGNATURES
                          ----------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       THE HAIN CELESTIAL GROUP, INC.



Date:     November 14, 2002            /s/ Irwin D. Simon
                                       ------------------------------------
                                       Irwin D. Simon,
                                       President and Chief
                                       Executive Officer







Date:     November 14, 2002            /s/ Ira J. Lamel
                                       ------------------------------
                                       Ira J. Lamel,
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer

                                 CERTIFICATIONS


     I, Irwin D. Simon, President and Chief Executive Officer of The Hain Celestial Group, Inc., certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of The Hain Celestial Group, Inc.;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           (a) designed such disclosure controls and procedures
                  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           (b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) presented in this quarterly report our
                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


                           (a) all significant deficiencies in the design or
                  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and


                  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             Date: November 14, 2002



                             /s/ Irwin D. Simon
                             -------------------------------------
                             Irwin D. Simon
                             President and Chief Executive Officer

                                 CERTIFICATIONS


     I, Ira J. Lamel, Chief Financial Officer of The Hain Celestial Group, Inc., certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of The Hain Celestial Group, Inc.;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           (a) designed such disclosure controls and procedures
                  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           (b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) presented in this quarterly report our
                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


                           (a) all significant deficiencies in the design or
                  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and


                  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                             Date: November 14, 2002



                             /s/ Ira J. Lamel
                             -------------------------------
                             Ira J. Lamel
                             Chief Financial Officer