Form 10-Q
period 2002-12-31
HAIN CELESTIAL GROUP INC
filed 2003-02-14
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


 For the quarterly period ended: 12/31/02     Commission file number: 0-22818
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes         X                                 No
                    -------                            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


34,058,693 shares of Common Stock $.01 par value, as of February 5, 2003.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX

Part I   Financial Information

Item 1.  Financial Statements

       Consolidated Balance Sheets - December 31, 2002
       (unaudited) and June 30, 2002                                        2

       Consolidated Statements of Income -
       Three Months and six months ended December 31, 2002
       and 2001 (unaudited)                                                 3

       Consolidated Statements of Cash Flows -
       Six Months ended December 31, 2002 and 2001 (unaudited)              4

       Consolidated Statement of Stockholders' Equity -
       Six months ended December 31, 2002 (unaudited)                       5

       Notes to Consolidated Financial Statements                        6-10

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      11-16

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                        16

Item 4.  Controls and Procedures                                           16

Part II  Other Information

          Items 1, 3 and 5 are not applicable

          Item  2 - Changes in Securities and use of proceeds              17

          Item  4 - Submission of matters to vote of Security Holders      17

          Item 6 - Exhibits and Reports on Form 8-K                        18

          Signatures                                                       19

PART I - ITEM 1 - FINANCIAL INFORMATION

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                                December 31, 2002     June 30, 2002
                                                               ------------------   ------------------
ASSETS                                                              (Unaudited)        (Note)
Current assets:
Cash and cash equivalents                                             $  12,673             $   7,538
Accounts receivable, less allowance for doubtful
  accounts of $1,365 and $1,002                                          63,390                49,018
Inventories                                                              57,667                53,624
Recoverable income taxes                                                    315                 3,677
Deferred income taxes                                                     7,223                 7,223
Other current assets                                                      7,168                 5,804
                                                               ------------------    -----------------
Total current assets                                                    148,436               126,884

Property, plant and equipment, net of accumulated
  depreciation and amortization of $26,469 and $29,059                   66,741                69,774
Goodwill, net                                                           286,441               239,644
Trademarks and other intangible assets, net                              38,117                38,083
Other assets                                                             11,602                 6,798
                                                               ------------------    -----------------
Total assets                                                          $ 551,337             $ 481,183
                                                               ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                $   49,262             $  46,166
Accrued restructuring and non-recurring charges                           5,378                 6,410
Current portion of debt instruments                                       3,140                 1,431
Income taxes payable                                                      7,328                 1,935
                                                               ------------------    -----------------
Total current liabilities                                                65,108                55,942

Long-term debt instruments, less current portion                         55,591                10,293
Deferred income taxes                                                    11,100                11,100
                                                               ------------------    -----------------
Total liabilities                                                       131,799                77,335

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000
  shares, none issued                                                         -                     -
Common stock - $.01 par value, authorized 100,000,000
  shares, issued 34,608,910 and 34,075,639 shares                           346                   341
Additional paid-in capital                                              361,844               354,822
Retained earnings                                                        64,472                51,597
Foreign currency translation adjustment                                    (670)                  963
                                                               ------------------    -----------------
                                                                        425,992               407,723
Less: 485,217 and 306,917 shares of treasury stock,
  at cost                                                                (6,454)               (3,875)
                                                               ------------------    -----------------
Total stockholders' equity                                              419,538               403,848
                                                               ------------------    -----------------

Total liabilities and stockholders' equity                            $ 551,337             $ 481,183
                                                               ==================    =================

Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                        Three Months Ended                       Six Months Ended
                                                           December 31,                            December 31,
                                                ------------------------------------    -----------------------------------
                                                     2002                2001                2002                2001
                                                ----------------    ----------------    ----------------    ---------------
                                                            (Unaudited)                              (Unaudited)

Net sales                                            $ 123,006           $ 105,169           $ 219,426           $ 194,904
Cost of sales                                           82,660              72,696             149,826             135,769
                                                ----------------    ----------------    ----------------    ---------------
  Gross profit                                          40,346              32,473              69,600              59,135

Selling, general & administrative
  expenses                                              26,550              22,513              48,101              40,040
Restructuring and other
  non-recurring charges                                    440                   -                 440                   -
                                                ----------------    ----------------    ----------------    ---------------
Operating income                                        13,356               9,960              21,059              19,095

Interest expense (income) and other
  expenses, net                                            206               1,564                 376               1,921
                                                ----------------    ----------------    ----------------    ---------------

Income before income taxes                              13,150               8,396              20,683              17,174
Provision for income taxes                               4,964               3,191               7,808               6,526
                                                ----------------    ----------------    ----------------    ---------------


Net income                                            $  8,186            $  5,205           $  12,875           $  10,648
                                                ================    ================    ================    ===============

Basic net income per common share                     $   0.24            $   0.15           $    0.38           $    0.32
                                                ================    ================    ================    ===============

Diluted net income per common share                   $   0.24            $   0.15           $    0.37           $    0.31
                                                ================    ================    ================    ===============

Weighted average common shares outstanding:
  Basic                                                 33,776              33,690              33,739              33,678
                                                ================    ================    ================    ===============

  Diluted                                               34,467              34,881              34,425              34,758
                                                ================    ================    ================    ===============

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                     Six Months Ended
                                                                                        December 31,
                                                                           ----------------------------------
                                                                                2002                2001
                                                                           --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   (Unaudited)

Net income                                                                    $ 12,875             $ 10,648
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               4,163                3,853
     Provision for doubtful accounts                                              (138)                 402

   Increase (decrease) in cash attributable to changes in
     assets and liabilities, net of amounts applicable to
          acquired businesses:
          Accounts receivable                                                   (7,740)             (10,428)
          Inventories                                                            3,100              (10,899)
          Other current assets                                                  (1,536)               2,449
          Other assets                                                          (1,950)              (1,168)
          Accounts payable and accrued expenses                                 (4,191)              (1,339)
          Accrued restructuring and non-recurring charges                       (1,046)                   -
          Recoverable taxes, net of income tax payable                           8,695               11,960
                                                                           -----------------    --------------

          Net cash provided by operating activities                             12,232                5,478
                                                                           -----------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                             (4,262)             (14,315)
Acquisitions of businesses, net of cash acquired                               (44,659)             (14,219)
                                                                           -----------------    --------------
          Net cash used in investing activities                                (48,921)             (28,534)
                                                                           -----------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Credit Facility                                                   44,300                5,200
Payments on economic development revenue bonds                                    (250)                (208)
Purchase of treasury stock                                                      (2,579)              (1,121)
Proceeds from exercise of warrants and options, net of
  related expenses                                                                   4                  650
Proceeds (repayment) of other long-term debt and other liabilities                 589               (1,081)
                                                                           -----------------    --------------

          Net cash provided by financing activities                             42,064                3,440
                                                                           -----------------    --------------

Effect of exchange rate changes on cash                                           (240)                (419)
                                                                           -----------------    --------------
Net increase (decrease) in cash and cash equivalents                             5,135              (20,035)
Cash and cash equivalents at beginning of period                                 7,538               26,643
                                                                           -----------------    --------------

Cash and cash equivalents at beginning of period                              $ 12,673             $  6,608
                                                                           =================    ==============



See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
(In thousands, except per share and share data)


                                    Common Stock
                             ---------------------------                                        Foreign
                                                     Additional             Treasury Stock      Currency
                                           Amount     Paid-in   Retained   -----------------   Translation            Comprehensive
                               Shares      at $.01    Capital   Earnings    Shares    Amount    Adjustment    Total      Income
                             ----------- ----------  --------- ----------- --------- --------- ----------- ----------- -----------

Balance at June 30, 2002      34,075,639     $341     $354,822    $51,597   306,917   $ (3,875)    $    963    $403,848

Exercise of stock options            506                     4                                                        4

Purchase of treasury shares                                                 178,300     (2,579)                  (2,579)

Issuance of common stock         532,765        5        6,995                                                    7,000

Non-cash compensation charge                                23                                                       23

Net income for the period                                          12,875                                        12,875   $ 12,875

Translation adjustments                                                                              (1,633)     (1,633)    (1,633)
                                                                                                                         ----------
Total comprehensive income                                                                                                $ 11,242
                             ------------ -------- ----------- ----------- --------- ---------- -------------- --------- ==========
Balance at December 31, 2002  34,608,910    $ 346    $ 361,844    $ 64,472   485,217    $(6,454)     $ (670)   $419,538
                             ============ ======== =========== =========== ========= ========== ============== =========

See notes to consolidated financial statements.

The Hain Celestial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.       GENERAL

         The Hain Celestial Group (herein referred to as "we","us" and "our") is a natural, specialty and snack food company. We are a leader in 13 of the top 15 natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Yves Veggie Cuisine(R), The Good Dog(R), The Good Slice(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). Our principal speciality product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

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

2.       BASIS OF PRESENTATION

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. Please refer to the footnotes to our consolidated financial statements as of June 30, 2002 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

3.       ADOPTION OF EITF CONSENSUS REGARDING SALES INCENTIVES

         Effective January 1, 2002, we adopted various Emerging Issues Task Force (EITF) consensuses related to the accounting for and classification of certain sales incentives. In accordance with these consensuses, we have classified certain sales incentives as a reduction of sales rather than as selling expenses. In order to provide comparable information from period to period, promotional allowances and other sales incentives of $19.6 million and $34.7 million, respectively, in the three-month and six-month periods ended December 31, 2001 have been reclassified from selling expense to net sales.

4.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the fourth quarter of fiscal 2002, we recorded charges aggregating $21.3 million, before taxes, related to the sale (consummated on September 30, 2002) of our Health Valley facility in Irwindale, California and the discontinuation of our supplements business and Weight Watchers licenses.

         The Health Valley facility charge, which totaled $11.3 million, included $7.6 million of restructuring and non-recurring charges associated with reduced values of inventories of raw ingredients and packaging, certain lease obligations and other items, and $3.7 million of impairment charges to reduce the Health Valley plant's manufacturing assets to their net realizable value. At June 30, 2002, we accrued $2.1 million of future costs associated with this charge primarily relating to lease exit costs relating to incremental costs and contractual obligations and other facility exit costs expected to be incurred as part of this sale. We anticipate that there may be additional charges of approximately $2 million in fiscal 2003 (approximately $.4 million was incurred in the three and six-month periods ended December 31, 2002) for potential severance liabilities and related employee costs and trade items. At December 31, 2002, approximately $.2 million was charged against this accrual in the aggregate.

         We also discontinued our supplements business at Celestial Seasonings, and did not renew our license to sell certain Weight Watchers products. In connection with these discontinuations, we recorded charges of $7.9 million related to supplements principally for inventories, packaging and trade items. The charge for the non-renewal of the Weight Watchers license amounted to $2.1 million. At June 30, 2002, we accrued $3.1 and $1.2 million for future costs associated with the Celestial Seasonings supplements and Weight Watchers license discontinuations, respectively. These future costs primarily relate to sales returns resulting from the discontinuation notification, other trade incentives, employee severance costs and other items. At December 31, 2002, approximately $.8 million has been charged against these accruals in the aggregate.

         At December 31, 2002, our balance sheet includes the above-described aggregate of $5.4 million of accrued restructuring and non-recurring charges, substantially all of which are expected to be paid during fiscal 2003.

5.       ACQUISITIONS

         On December 2, 2002, we acquired substantially all of the assets and assumed certain liabilities of privately-held Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage company specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic frozen desserts in the U.S., Canada, and Europe. The acquisition of these product lines is expected to enhance our existing market positions in non-dairy beverages and soups while adding frozen dessert products to our offerings to customers. The purchase price consisted of approximately $44.2 million in cash, 532,765 shares of our common stock valued at $7 million, plus the assumption of certain liabilities.

         The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

                      Current assets                   $ 13,797
                      Property and equipment              2,308
                                                  --------------

                      Total assets                       16,105
                      Liabilities assumed                11,460
                                                  --------------
                      Net assets acquired               $ 4,645
                                                  ==============
         The balance sheet at December 31, 2002, includes the assets acquired and liabilities assumed based upon a preliminary allocation of the purchase price. We are in the process of accumulating the data necessary to complete the purchase price allocation, and have estimated that most of the excess cost over net assets acquired will be goodwill and trademarks, which will not amortize under SFAS No. 142. The remaining valuation analysis requiring completion is appraisal of property and equipment and various intangibles. We expect this analysis to be completed by the fourth quarter of fiscal 2003.

         Our results of operations for the three and six-month periods ended December 31, 2002 include the results of Imagine from the date of acquisition. Unaudited pro forma results of operations reflecting the above acquisition as if it occurred at the beginning of the periods presented would have been as follows:
                              Three Months Ended           Six Months Ended
                                 December 31,                December 31,
                           -------------------------   ------------------------
                               2002        2001           2002        2001
                           ----------- ------------    ----------- ------------

Net Sales                     $137,477     $124,521     $ 254,526   $ 233,608
                           ============ ============   =========== ===========
Net Income                      $8,630       $4,772       $14,143     $ 9,782
                           ============ ============   =========== ===========
Earnings per share:
  Basic                         $ 0.25       $ 0.14        $ 0.41      $ 0.29
                           ============ ============   =========== ===========
  Diluted                       $ 0.25       $ 0.13        $ 0.41      $ 0.28
                           ============ ============   =========== ===========
Weighted average shares:
  Basic                         34,131       34,223        34,183      34,211
                           ============ ============   =========== ===========
  Diluted                       34,822       35,414        34,869      35,291
                           ============ ============   =========== ===========

         In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the Imagine acquisition been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

         Our results of operations for the three and six-month periods ended December 31, 2002 include the operations of Lima, N.V., a leading manufacturer and marketer of natural and organic foods located in Belgium, which we acquired in December 2001. Results for the three-months and six-months ended December 31, 2001 include less than one month of results for Lima. Had the acquisition of Lima occurred at the beginning of the six-month period ended December 31, 2001, our consolidated results of operations for that period would not be materially different than the actual results as presented.

6.       INVENTORIES

         Inventories consist of the following:

                                          December 31, 2002    June 30, 2002
                                        ------------------- -------------------
       Finished goods                        $39,198             $35,158
       Raw materials and packaging            18,469              18,466
                                        ------------------- -------------------
                                             $57,667             $53,624
                                        =================== ===================

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                              December 31,         June 30,
                                                2002               2002
                                          ------------------- -----------------
       Land                                    $  6,826          $  6,852
       Building and improvements                 24,928            25,537
       Machinery and equipment                   54,747            49,797
       Furniture and fixtures                     2,421             2,648
       Leasehold improvements                     1,082             3,218
       Construction in progress                   3,206             6,012
       Health Valley plant assets held
         for sale (see Note 4)                        -             4,769
                                          ------------------- -----------------
                                                 93,210            98,833
       Less: Accumulated depreciation
               and amortization                  26,469            29,059
                                          ------------------- -----------------
                                               $ 66,741          $ 69,774
                                          =================== =================
8.       CREDIT FACILITY

         We have available to us a $240 million Credit Facility (the "Credit Facility") which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 27, 2003. The Credit Facility is unsecured, but is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2002, we had borrowed approximately $48.7 million under the revolving facility with interest at 2.44% (classified within long-term debt instruments).

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

         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                                            Three Months Ended Six Months Ended
                                                                  December 31 December 31
                                                     --------------------------------------------------
                                                         2002         2001        2002       2001
                                                      ------------ ------------ ----------- ---------
Numerator:
Numerator for basic and diluted
 earnings per common share -
Net income                                              $ 8,186      $ 5,205    $ 12,875   $ 10,648
                                                      ----------- ------------ ----------- ----------
Denominator:
Denominator for basic earnings per common share -
 weighted average shares
 outstanding during the period                            33,776       33,690      33,739     33,678
                                                      ----------- ------------ ----------- ----------
Effect of dilutive securities:
Stock options                                                535        1,003         529        894
Warrants                                                     156          188         157        186
                                                      ----------- ------------ ----------- ----------
                                                             691        1,191         686      1,080
                                                      ----------- ------------ ----------- ----------
Denominator for diluted earnings per common share -
  adjusted weighted average
  shares and assumed conversions                          34,467       34,881      34,425     34,758
                                                      =========== ============ =========== ==========
Basic net income per common
 share                                                    $ 0.24       $ 0.15       $0.38      $0.32
                                                      =========== ============ =========== ==========
Diluted net income per common
 share                                                    $ 0.24       $ 0.15       $0.37      $0.31
                                                      =========== ============ =========== ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Overview

         We manufacture, market, distribute and sell natural, specialty, organic and snack food products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Rice Dream(R), Soy Dream(R), Imagine(R), Terra Chips(R), Yves Veggie Cuisine(R), The Good Dog(R), The Good Slice(R), Gaston's(R), Lima(R) and Biomarche(R) in Europe, DeBoles(R), Earth's Best(R), and Nile Spice(R). Our principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our website can be found at www.hain-celestial.com.

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

Results of Operations

Three months ended December 31, 2002

         Net sales for the three months ended December 31, 2002 were $123.0 million, an increase of $17.8 million or 17.0% over net sales of $105.2 million in the December 31, 2001 quarter. Approximately 9% of the increase in sales came from organic growth. Approximately 8% of the overall 17% increase in net sales was derived from the net sales of businesses which we acquired subsequent to September 30, 2001.

         Gross profit for the three months ended December 31, 2002 was 32.8% of net sales as compared to 30.9% of net sales in the December 31, 2001 quarter. The increase was a result of a more favorable mix of products sold, and reduced distribution costs, partially offset by the lower gross profits earned by our businesses in Europe.

         Selling, general and administrative expenses increased by $4.0 million to $26.5 million for the three months ended December 31, 2002 as compared to $22.5 million in the December 31, 2001 quarter. Such expenses as a percentage of net sales amounted to 21.6% for the three months ended December 31, 2002 compared with 21.4% in the December 31, 2001 quarter. While as a percent of sales, selling, general and administrative expenses are flat, we increased consumer advertising and spending in the quarter ended December 31, 2002 verses the quarter ended December 31, 2001 by approximately $3 million. The remaining increases are from our additional infrastructure in Europe and the added costs of the Imagine Foods business.

         During the quarter ended December 31, 2002, we recorded approximately $0.4 million of additional restructuring and other non-recurring charges related to our sale of the Health Valley Facility.

         Operating income was $13.4 million in the three months ended December 31, 2002 compared to $10.0 million in the December 31, 2001 quarter. Operating income as a percentage of net sales amounted to 10.9% in the December 2002 quarter, compared with 9.5% in the December 2001 quarter. The dollar and percentage increase resulted principally from the higher gross profit as described above offset by the aforementioned increase in selling, general and administrative expenses.

         Interest and other expenses amounted to $.2 million for the three months ended December 31, 2002 compared to $1.6 million in the comparable period of the prior year. During the quarter ended December 31, 2001, we incurred a loss of approximately $1.5 million when we closed our Terra Chips manufacturing facility in Brooklyn, NY in connection with the opening of a replacement facility in Moonachie, NJ.

         Income before income taxes for the three months ended December 31, 2002 amounted to $13.2 million compared to $8.4 million in the comparable period. This increase was attributable to the increase in operating income as well as the swing in interest expense and other expenses, net.

         Income taxes remained relatively flat at 38% of pre-tax income for both the three months ended December 31, 2002 and 2001. We expect our tax rate to approximate this rate during the remainder of Fiscal 2003.

         Net income for the three months ended December 31, 2002 was $8.2 million compared to $5.2 million in the December 31, 2001 quarter. The increase of $3 million in earnings was primarily attributable to the aforementioned increase in income before income taxes.

Six months ended December 31, 2002

         Net sales for the six months ended December 31, 2002 were $219.4 million, an increase of $24.5 million or 12.6% over net sales of $194.9 million in the December 31, 2001 quarter. Our increase in sales is primarily the result of strong increases in sales on our Yves, Celestial, and Garden of Eatin' brands, as well as sales contributed by companies we acquired in December 2002 and 2001.

         Gross profit for the six months ended December 31, 2002 was 31.7% of net sales as compared to 30.3% of net sales in the December 31, 2001 quarter. The increase was a result of a more favorable mix of products sold and reduced distribution costs, partially offset by the lower gross profits earned by our businesses in Europe.

         Selling, general and administrative expenses increased by $8.1 million to $48.1 million for the six months ended December 31, 2002 as compared to $40.0 million in the December 31, 2001 quarter. Such expenses as a percentage of net sales amounted to 21.9% for the six months ended December 31, 2002 compared with 20.5% in the December 31, 2001 quarter. The overall increase in dollars and percentage is a result of the increased consumer advertising and spending in the six months ended December 31, 2002 verses the six months ended December 31, 2001 by approximately $5 million. The remaining increases are as a result of the aforementioned acquisitions of Imagine and Lima/Biomarche.

         During the six months ended December 31, 2002 we recorded approximately $0.4 million of additional restructuring and other non-recurring charges related to our sale of the Health Valley Facility.

         Operating income was $21.1 million in the six months ended December 31, 2002 compared to $19.1 million for the six months ended December 31, 2001. Operating income as a percentage of net sales amounted to 9.6% for the six months ended December 2002, compared with 9.8% for the six months ended December 31, 2001. While as a percent of sales operating income has remained flat, the dollar increases resulted principally form the higher gross profit as described above offset by the aforementioned increase in selling, general, and administrative costs.

         Interest and other expenses amounted to $.4 million for the six months ended December 31, 2002 compared to $1.9 million in the comparable period. The prior year period included a loss of approximately $1.5 million incurred when we closed our Terra Chips manufacturing facility in Brooklyn, NY in connection with the opening of a replacement facility in Moonachie, NJ.

         Income before income taxes for the six months ended December 31, 2002 amounted to $20.7 million compared to $17.2 million in the comparable period. This increase was attributable to the increase in operating income as well as the swing in interest expense and other expenses, net.

         Income taxes remained relatively flat at 38% of pre-tax income for both the six months ended December 31, 2002 and 2001. We expect our tax rate to approximate this rate during the remainder of fiscal 2003.

         Net income for the six months ended December 31, 2002, was $12.9 million compared to $10.6 million for the six months ended December 31, 2001. The increase of $2.3 million in earnings was primarily attributable to the aforementioned increase in income before income taxes.

Liquidity and Capital Resources

         We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

         We have available to us a $240 million Credit Facility which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 27, 2003. The Credit Facility is unsecured, but is guaranteed by all direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of December 31, 2002, we had $48.7 million outstanding under these facilities.

         This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

         Net cash provided by operations was $12.2 and $5.5 million for the six months ended December 31, 2002 and 2001, respectively. Our working capital and current ratio was $83.3 million and 2.3 to 1, respectively, at December 31, 2002 compared with $70.9 million and 2.3 to 1 respectively, at June 30, 2002. The improvement in working capital was derived principally from the net income earned during the six months ended December 31, 2002.

         Net cash provided by financing activities was $42.1 million and $3.4 million for the six months ended December 31, 2002 and 2001, respectively. During December 2002, we borrowed $44.3 million to fund the cash portion of our purchase of the Imagine Foods business. We also continued to acquire shares of our common stock in open market purchases as part of our stock buy back program.

         Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:

                                          Payments Due by Period
                           ----------------------------------------------------
                                           Less than 1      1 - 3
                                Total         year          Years     Thereafter
                           ------------- --------------- ----------- -----------
Debt instruments               $ 56,363      $ 2,343     $ 51,308      $  2,712
Capital lease obligations         2,368          797        1,546            25
Operating leases                 21,755        3,565        8,483         9,707
                           ------------- ------------ ------------ -------------
Total contractual cash         $ 80,486       $6,705     $ 61,337      $ 12,444
   obligations             ============= ============ ============ =============

         We believe that cash on hand of $12.7 million at December 31, 2002, projected remaining fiscal 2003 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of $6.0 million for the remainder of fiscal 2003, $5.4 million in costs associated with restructuring and non-recurring charges and the $6.7 million of debt and lease obligations described in the table above. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1.5% interest.

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

         Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable has been within our expectations and no significant write-offs and/or impairment has occurred. Our chargebacks receivable (included in trade receivables) balance at December 31, 2002 was $6.6 million as compared to $5 million at June 30, 2002.

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

Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On December 2, 2002, in connection with our purchase of substantially all of the assets and the assumption of certain liabilities of privately held Imagine Foods, Inc. ("Imagine") in the United States and United Kingdom, we issued 532,765 shares of common stock, par value $.01 per share, and paid approximately $44.2 million in cash to the seller. The issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of Securities Act for transactions by an issuer not involving any public offering.

Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on November 12, 2002. The Company submitted the following matters to a vote of security holders:

1. To elect a board of directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; and
2. To approve our 2002 Long Term Incentive and Stock Award Plan, and
3. To ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2003.

The stockholders elected the persons named below, the Company's nominees for directors, as directors for the Company, casting approximately 27,305,000 (on average) votes in favor of each nominee and withholding approximately 1,918,000 votes (on average) for each nominee:

                  Irwin D. Simon
                  Andrew R. Heyer
                  Beth L. Bronner
                  Jack Futterman
                  James S. Gold
                  Joseph Jimenez
                  Marina Hahn
                  Roger Meltzer
                  Michael J. Bertasso
                  Daniel R. Glickman
                  Larry Zilavy

The stockholders ratified the 2002 Long Term Incentive and Stock Award Plan casting 17,209,973 votes in favor, 11,941,809 votes against, and 71,119 abstaining.

The stockholders ratified the appointment of Ernst & Young LLP casting 28,246,778 votes in favor, 958,423 against, and 17,700 abstaining.

Item 6. - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number                      Description

99.1                                Certification of Chief Executive Officer
99.2                                Certification of Chief Financial Officer

Reports on Form 8-K

         On December 2, 2002, we announced that we had completed the purchase of substantially all of the assets and the assumption of certain liabilities of privately-held Imagine Foods, Inc. ("Imagine") in the United States and United Kingdom.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE HAIN CELESTIAL GROUP, INC.



Date:     February 14, 2003            /s/ Irwin D. Simon
                                       ----------------------------------
                                       Irwin D. Simon,
                                       Chairman, President and Chief
                                       Executive Officer





Date:     February 14, 2003            /s/ Ira J. Lamel
                                       ----------------------------------
                                       Ira J. Lamel,
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer

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

                             Date: February 14, 2003

                                   /s/ Irwin D. Simon
                                   ----------------------------------------
                                   Irwin D. Simon
                                   Chairman, President and
                                   Chief Executive Officer

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



                             Date: February 14, 2003


                                   /s/ Ira J. Lamel
                                   ---------------------------------------
                                   Ira J. Lamel
                                   Executive Vice President,
                                   Chief Financial Officer and Treasurer