Form 10-Q
period 2003-03-31
HAIN CELESTIAL GROUP INC
filed 2003-05-15
CIK 910406

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


    For the quarterly period ended: 03/31/03 Commission file number: 0-22818
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


34,053,134 shares of Common Stock $.01 par value, as of May 6, 2003.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2003
         (unaudited) and June 30, 2002                                      2

         Consolidated Statements of Income -
         Three Months and Nine Months ended March 31, 2003
         and 2002 (unaudited)                                               3

         Consolidated Statements of Cash Flows -
         Nine Months ended March 31, 2003 and 2002 (unaudited)              4

         Consolidated Statement of Stockholders' Equity -
         Nine months ended March 31, 2003 (unaudited)                       5

         Notes to Consolidated Financial Statements                      6-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12-17

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                 17

Item 4.  Controls and Procedures                                           17

Part II  Other Information

         Items 1 through 5 are not applicable

         Item 6 - Exhibits and Reports on Form 8-K                         18

                  Signatures                                               19

PART I - ITEM 1 - FINANCIAL INFORMATION

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                          March 31,   June 30,
                                                            2003        2002
                                                         ----------------------
                                                         (Unaudited)   (Note)
ASSETS
Current assets:
Cash and cash equivalents                                $ 11,973    $  7,538
Accounts receivable, less allowance for doubtful
  accounts of $1,590 and $1,002                            64,259      49,018
Inventories                                                59,518      53,624
Recoverable income taxes                                      470       3,677
Deferred income taxes                                       7,223       7,223
Other current assets                                        6,282       5,804
                                                         ----------------------
Total current assets                                      149,725     126,884

Property, plant and equipment, net of accumulated
  depreciation and amortization of $28,284 and $29,059     66,102      69,774
Goodwill, net                                             289,492     239,644
Trademarks and other intangible assets, net                38,649      38,083
Other assets                                               12,142       6,798
                                                        -----------------------
Total assets                                            $ 556,110    $481,183
                                                        =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                    $ 48,243    $ 46,166
Accrued restructuring and non-recurring charges             4,479       6,410
Current portion of debt instruments                         3,157       1,431
Income taxes payable                                        9,575       1,935
                                                        -----------------------
Total current liabilities                                  65,454      55,942

Long-term debt instruments, less current portion           49,718      10,293
Deferred income taxes                                      11,100      11,100
                                                        -----------------------
Total liabilities                                         126,272      77,335

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000
  shares, none issued                                           -           -
Common stock - $.01 par value, authorized 100,000,000
  shares, issued 34,657,223 and 34,075,639 shares             347         341
Additional paid-in capital                                362,240     354,822
Retained earnings                                          72,328      51,597
Foreign currency translation adjustment                     3,079         963
                                                        -----------------------
                                                          437,994     407,723
Less: 606,619 and 306,917 shares of treasury stock,
  at cost                                                  (8,156)     (3,875)
                                                        -----------------------
Total stockholders' equity                                429,838     403,848
                                                        -----------------------

Total liabilities and stockholders' equity              $ 556,110   $ 481,183
                                                        =======================

Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                      Three Months Ended     Nine Months Ended
                                            March 31,             March 31,
                                    ---------------------  ---------------------
                                    ----------  ---------  ---------  ----------
                                       2003        2002      2003        2002
                                    ----------  ---------  ---------  ----------
                                         (Unaudited)             (Unaudited)

Net sales                           $129,224   $ 105,614   $348,650   $ 300,518
Cost of sales                         89,224      73,172    239,050     208,941
                                    ---------- ----------  ---------- ---------
  Gross profit                        40,000      32,442    109,600      91,577

Selling, general & administrative
  expenses                            26,196     23,911      74,297      63,951
Restructuring and other
  non-recurring charges                    -          -         440           -
                                    ---------- ---------   ---------- ---------
                                    ---------- ---------   ---------- ---------
Operating income                      13,804      8,531      34,863      27,626

Interest expense and other
  expenses, net                        1,184        300       1,560       2,221
                                    ---------- ---------   ---------- ---------
                                    ---------- ---------   ---------- ---------

Income before income taxes            12,620      8,231      33,303      25,405
Provision for income taxes             4,764      3,094      12,572       9,620
                                    ---------- ---------   ---------- ---------
                                    ---------- ---------   ---------- ---------

Net income                          $  7,856   $ 5,137     $ 20,731    $ 15,785
                                    ========== =========   ========== =========
                                    ========== =========   ========== =========

Basic net income per common share   $   0.23   $  0.15     $   0.61    $   0.47
                                    ========== ==========  ========== =========
                                    ========== ==========  ========== =========

Diluted net income per common share $   0.23   $  0.15     $   0.60    $   0.45
                                    ========== ==========  ========== =========
                                    ========== ==========  ========== =========

Weighted average common shares
outstanding:
  Basic                               34,081    33,868       33,853      33,741
                                    ========== ==========  =========== ========
                                    ========== ==========  =========== ========

  Diluted                             34,887    34,908       34,579      34,808
                                    ========== ==========  =========== ========
                                    ========== ==========  =========== ========
















See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                     Nine Months Ended
                                                                          March 31,
                                                                ---------------------------
                                                                    2003            2002
                                                                -------------   -----------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                        $ 20,731       $ 15,785
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                   6,330          6,065
     Provision for doubtful accounts                                    56            360

   Increase (decrease) in cash attributable to changes in
     assets and liabilities, net of amounts applicable to
          acquired businesses:
          Accounts receivable                                       (9,481)       (10,370)
          Inventories                                                1,674         (5,920)
          Other current assets                                        (557)          (419)
          Other assets                                              (2,115)        (1,042)
          Accounts payable and accrued expenses                     (5,948)        (6,668)
          Accrued restructuring and non-recurring charges           (1,945)             -
          Recoverable taxes, net of income tax payable              10,942         15,052
                                                                -------------  ------------
          Net cash provided by operating activities                 19,687          12,843
                                                                -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                (6,010)       (18,121)
Acquisitions of businesses, net of cash acquired                  (44,660)       (13,963)
                                                                -------------  ------------
          Net cash used in investing activities                   (50,670)       (32,084)
                                                                -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Credit Facility, net                                 39,300          1,000
Payments on economic development revenue bonds                       (375)          (333)
Purchase of treasury stock                                         (4,281)        (1,121)
Costs in connection with bank financing                              (181)          (200)
Proceeds from exercise of warrants and options, net of
  related expenses                                                    389            724
Repayments of other long-term debt and other liabilities              (81)        (2,706)
                                                                -------------  ------------

          Net cash provided by/(used in) financing activities      34,771         (2,636)
                                                                -------------  ------------

Effect of exchange rate changes on cash                               647           (599)
                                                                -------------  ------------
Net increase (decrease) in cash and cash equivalents                4,435        (22,476)
Cash and cash equivalents at beginning of period                    7,538         26,643
                                                                -------------  ------------

Cash and cash equivalents at end of period                       $ 11,973       $  4,167
                                                                =============  ============





See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2003 (In thousands, except per share and share data)

                                                                                                 Foreign
                                   Common Stock      Additional                                  Currency
                              ---------------------
                                            Amount    Paid-in     Retained   Treasury Stock    Translation            Comprehensive
                                                                            -----------------
                               Shares      at $.01    Capital     Earnings   Shares   Amount    Adjustment   Total        Income
                              ------------------------------------------------------------------------------------------------------

Balance at June 30, 2002       34,075,639     $341   $ 354,822   $ 51,597   306,917  $(3,875)    $  963    $403,848

Exercise of stock options          48,819        1         388                                                  389
Purchase of treasury shares                                                 299,702   (4,281)                (4,281)

Issuance of common stock          532,765        5       6,995                                                7,000

Non-cash compensation charge                                35                                                   35

Net income for the period                                          20,731                                    20,731       $  20,731

Translation adjustments                                                                           2,116       2,116           2,116
                                                                                                                       -------------
 Total comprehensive income                                                                                               $  22,847
                              ---------------------------------------------------------------------------------------- =============
Balance at March 31, 2003      34,657,223    $ 347    $362,240   $ 72,328    606,619  $(8,156)  $ 3,079     $429,838
                              ========================================================================================


See notes to consolidated financial statements.

The Hain Celestial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.   GENERAL

     The Hain Celestial Group (herein referred to as "we","us" and "our") is a natural, specialty and snack food company. We are a leader in 13 of the top 15 natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Yves Veggie Cuisine(R), The Good Dog(R), The Good Slice(R), DeBoles(R), Earth's Best(R), Nile Spice(R) and in Europe, Lima(R) and Biomarche(R). Our principal speciality product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

     We operate in one business segment: the sale of natural, organic and other food and beverage products. In our 2002 fiscal year, approximately 54% of our revenues were derived from products that were manufactured within our own facilities with 46% produced by various co-packers. Had the sale of our Health Valley manufacturing facility to one of our co-packers (see Note 4) occurred at the beginning of our 2002 fiscal year, approximately 56% of our revenues in such fiscal year would have been derived from products produced at various co-packers.

     Certain   reclassifications   have  been  made  to  our   previous   year's
consolidated financial statements to conform them to the current year's presentation.

     All amounts in our consolidated financial statements have been rounded to the nearest thousand dollars, except share and per share amounts.

2.   BASIS OF PRESENTATION

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. Please refer to the footnotes to our consolidated financial statements as of June 30, 2002 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

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

         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                             Three Months Ended      Nine Months Ended
                                                   March 31,              March 31,
                                           ---------------------------------------------

                                               2003      2002          2003       2002
                                           ---------------------------------------------
Numerator:
Numerator for basic and diluted
 earnings per common share -

 Net income                                  $ 7,856    $ 5,137     $ 20,731   $ 15,785
                                           ---------------------------------------------
Denominator:
Denominator for basic earnings per
common share -
   weighted average shares
   outstanding during the period
                                              34,081     33,868       33,853     33,741
                                           ---------------------------------------------
Effect of dilutive securities:
Stock options                                    650        856          569        882
Warrants                                         156        184          157        185
                                           ---------------------------------------------
                                                 806      1,040          726      1,067
                                           ---------------------------------------------
Denominator for diluted earnings
per common share -
   adjusted weighted average
   shares and assumed
   conversions                                34,887     34,908       34,579     34,808
                                           =============================================
Basic net income per common
 share                                        $ 0.23     $ 0.15        $0.61      $0.47
                                           =============================================
Diluted net income per common
 share                                        $ 0.23     $ 0.15        $0.60      $0.45
                                           =============================================

4. INVENTORIES

   Inventories consist of the following:

                                      March 31,      June 30,
                                        2003           2002
                                    ------------   ------------
                                    ------------   ------------
   Finished goods                     $ 38,329       $ 35,158
   Raw materials and packaging          21,189         18,466
                                    ------------   ------------
                                      $ 59,518       $ 53,624
                                    ============   ============

5.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following:

                                            March 31,        June 30,
                                              2003            2002
                                         --------------  ---------------
       Land                                 $  6,863       $  6,852
       Building and improvements              24,026         25,537
       Machinery and equipment                57,160         49,797
       Furniture and fixtures                  2,470          2,648
       Leasehold improvements                  1,379          3,218
       Construction in progress                2,488          6,012
       Health Valley plant assets held
         for sale (see Note 9)                     -          4,769
                                         --------------  ---------------
                                              94,386         98,833
       Less: Accumulated depreciation
               and amortization               28,284         29,059
                                         --------------  ---------------
                                            $ 66,102       $ 69,774
                                         ==============  ===============

6.   ACQUISITIONS

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

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

         Current assets                                   $ 13,797
         Property and equipment                              2,308
                                                     ---------------
                                                     ---------------

         Total assets                                       16,105
         Liabilities assumed                                11,460
                                                     ---------------
                                                     ---------------
         Net assets acquired                                $4,645
                                                     ===============

     The balance sheet at March 31, 2003, includes the assets acquired and liabilities assumed based upon a preliminary allocation of the purchase price. We are in the process of accumulating the data necessary to complete the purchase price allocation, and have estimated that most of the excess cost over net assets acquired will be goodwill and trademarks, which will not amortize under SFAS No. 142. The remaining valuation analysis requiring completion is appraisal of property and equipment and various intangibles. We expect this analysis to be completed by the fourth quarter of fiscal 2003.

     Our results of operations for the three and nine-month periods ended March 31, 2003 include the results of Imagine from the date of acquisition. Unaudited pro forma results of operations reflecting the above acquisition as if it occurred at the beginning of the periods presented would have been as follows:

                              Three Months Ended        Nine Months Ended
                                   March 31,                 March 31,
                          ------------------------   -----------------------
                              2003        2002          2003        2002
                          ----------- -----------    ----------- -----------

Net Sales                   $129,224    $125,609     $ 383,750   $ 359,217
                          ===========  ===========   =========== ===========
Net Income                    $7,856      $5,354       $21,999     $15,136
                          ===========  ===========   =========== ===========
Earnings per share:
  Basic                       $ 0.23      $ 0.16        $ 0.64      $ 0.44
                          ===========  ===========   =========== ===========
  Diluted                     $ 0.23      $ 0.15        $ 0.63      $ 0.43
                          ===========  ===========   =========== ===========
Weighted average shares:
  Basic                       34,081      34,401        34,149      34,274
                          ===========  ===========   =========== ===========
  Diluted                     34,887      35,441        34,875      35,341
                          ===========  ===========   =========== ===========

     In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the Imagine acquisition been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

     Our results of operations for the three and nine-month periods ended March 31, 2003 include the operations of Lima, N.V., a leading manufacturer and marketer of natural and organic foods located in Belgium, which we acquired in December 2001. Results for the nine-months ended March 31, 2002 include less than four months of results for Lima. Had the acquisition of Lima occurred at the beginning of the nine-month period ended March 31, 2002, our consolidated results of operations for that period would not be materially different than the actual results as presented.

7.   CREDIT FACILITY

     We have available to us a $240 million Credit Facility (the "Credit Facility") which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 25, 2004. The Credit Facility is unsecured, but is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2003, we had borrowed approximately $43.7 million under the revolving facility with interest at 3.19% (classified within long-term debt instruments).

8.   STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, when the exercise price of our employee stock options at least equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation", net earnings and earnings per share for the three months and nine months ended March 31, 2003 and 2002 would have been the proforma amounts that follow:

                                       Three Months Ended     Nine Months Ended
                                             March 31,            March 31,
                                      --------------------  --------------------
                                      --------------------  --------------------

                                         2003        2002     2003        2002
                                      --------------------  --------------------
                                      --------------------  ----------  --------

Net income, as reported                  $7,856   $ 5,137   $ 20,731   $ 15,785

Stock-based employee
compensation expense
determined under fair value
method, net of
related tax effects                      (2,357)   (4,242)    (7,172)   (12,526)
                                        --------   -------   --------   --------

Proforma net income                      $5,499    $  895   $ 13,559    $ 3,259
                                        =======    =======   ========   ========

Basic net income per common share:
  As reported
  Proforma                               $ 0.23     $0.15     $ 0.61     $ 0.47
                                         ======     =====     ======     ======
                                         $ 0.16     $0.03     $ 0.40     $ 0.10
                                         ======     =====     ======     ======

Diluted net income per common share:
  As reported
  Proforma                               $ 0.23     $0.15     $ 0.60     $ 0.45
                                         ======     =====     ======     ======
                                         $ 0.16     $0.03     $ 0.39     $ 0.09
                                         ======     =====     ======     ======


9.   RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     During the fourth quarter of fiscal 2002, we recorded charges aggregating $21.3 million, before taxes, related to the sale (consummated on September 30,
2002) of our Health Valley facility in Irwindale, California and the discontinuation of our supplements business and Weight Watchers licenses.

     The Health Valley facility charge of $11.3 million during the fourth quarter of Fiscal 2002 included $7.6 million of restructuring and non-recurring charges associated with reduced values of inventories of raw ingredients and packaging, certain lease obligations and other items, and $3.7 million of impairment charges to reduce the Health Valley plant's manufacturing assets to their net realizable value. At June 30, 2002, we accrued $2.1 million of future costs associated with this charge primarily relating to lease exit costs relating to incremental costs and contractual obligations and other facility exit costs expected to be incurred as part of this sale. Additional restructuring charges of approximately $.4 million were incurred in the nine-month period ended March 31, 2003 for severance liabilities and related employee costs and trade items that could not be accrued at June 30, 2002. Through March 31, 2003, approximately $.7 million was charged against the Health Valley facility charge accrual in the aggregate.

     During the fourth quarter of Fiscal 2002, we also discontinued our supplements business at Celestial Seasonings, and did not renew our license to sell certain Weight Watchers products. In connection with these discontinuations, we recorded charges of $7.9 million related to supplements principally for inventories, packaging and trade items. The charge for the non-renewal of the Weight Watchers license amounted to $2.1 million. At June 30, 2002, we accrued $3.1 and $1.2 million for future costs associated with the Celestial Seasonings supplements and Weight Watchers license discontinuations, respectively. These future costs primarily relate to sales returns resulting from the discontinuation notification, other trade incentives, employee severance costs and other items. At March 31, 2003, approximately $1.2 million has been charged against these accruals in the aggregate.

         At March 31, 2003, our balance sheet includes the above-described aggregate of $4.5 million of accrued restructuring and non-recurring charges, a substantial portion of which is expected to be paid within one year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Overview

     We manufacture, market, distribute and sell natural, specialty, organic and snack food products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Rice Dream(R), Soy Dream(R), Imagine(R), Terra Chips(R), Yves Veggie Cuisine(R), The Good Dog(R), The Good Slice(R), DeBoles(R), Earth's Best(R), Nile Spice(R) and Lima(R) and Biomarche(R) in Europe. Our principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our website can be found at www.hain-celestial.com.

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

Results of Operations

Three months ended March 31, 2003

     Net sales for the three months ended March 31, 2003 were $129.2 million, an increase of $23.6 million or 22.4% over net sales of $105.6 million in the March 31, 2002 quarter. Our Canadian business grew 32.5%, our European business grew 37.5%, and our U.S. business grew 20.2%. These increases came principally from volume increases, including the volume added to each geographic area by the addition of Imagine Foods brands to our portfolio, as well as from the benefit of foreign currencies against the U.S. dollar.

     Gross profit for the three months ended March 31, 2003 was 31.0% of net sales as compared to 30.7% of net sales in the March 31, 2002 quarter. The increase was a result of lower promotional spending and reduced distribution costs, partially offset by increased ingredient costs.

     Selling, general and administrative expenses as a percentage of sales was 20.3% for the three months ended March 31, 2003 compared with 22.6% in the March 31, 2002 quarter. The decrease as a percentage of sales came about as we were able to spread our general and administrative expenses over our increased sales base. The dollars we spent during the third quarter this year were higher than in the third quarter last year by $2.3 million, principally due to the increased number of personnel we now have for the increased size of our business, increases in expenses that are variable with sales levels, such as broker commissions, and the increase in bad debt expense of $.2 million caused by the Fleming bankruptcy.

     Operating income was $13.8 million in the three months ended March 31, 2003 compared to $8.5 million in the March 31, 2002 quarter. Operating income as a percentage of net sales amounted to 10.7% in the March 2003 quarter, compared with 8.1% in the March 2002 quarter. The dollar and percentage increase resulted principally from the higher gross profit as described above offset by the aforementioned increase in selling, general and administrative expenses.

     Interest and other expenses amounted to $1.2 million for the three months ended March 31, 2003 compared to $0.3 million in the comparable period of the prior year. In the 2003 period, we incurred an increase of $0.4 million in interest expense related to our increased borrowings resulting from the acquisition of Imagine Foods and foreign exchange losses of $0.4 million.

     Income before income taxes for the three months ended March 31, 2003 amounted to $12.6 million compared to $8.2 million in the comparable period. This increase was attributable to the increase in operating income, partially offset by the increase in interest expense and other expenses, net.

     Our effective income tax rate approximated 38% of pre-tax income for both the three months ended March 31, 2003 and 2002. We expect our tax rate to approximate this rate during the remainder of Fiscal 2003.

     Net income for the three months ended March 31, 2003 was $7.9 million compared to $5.1 million in the March 31, 2002 quarter. The increase of $2.8 million in earnings was primarily attributable to the aforementioned increase in income before income taxes.

Nine months ended March 31, 2003

     Net sales for the nine months ended March 31, 2003 were $348.7 million, an increase of $48.2 million or 16.0% over net sales of $300.5 million for the nine months ended March 31, 2002. Our Canadian business grew 17.4%, our European business grew 8.6% and our U.S. business grew 12.0%. These increases came principally from volume increases including the volume added to each geographic area by the Imagine Foods and Lima acquisitions.

     Gross profit for the nine months ended March 31, 2003 was 31.4% of net sales as compared to 30.5% of net sales for the nine months ended March 31, 2002. The increase was a result of reduced promotional spending and lower distribution costs, partially offset by increased ingredient costs and lower gross profits earned by our businesses in Europe.

     Selling, general and administrative expenses increased by $10.3 million to $74.3 million for the nine months ended March 31, 2003 as compared to $64.0 million for the nine months ended March 31, 2002. Such expenses as a percentage of net sales amounted to 21.3% for both the nine months ended March 31, 2003 and 2002. While as a percentage of sales selling, general and administrative expenses are flat, we increased consumer advertising and spending in the nine months ended March 31, 2003 versus the nine months ended March 31, 2002 by approximately $4 million. The remaining increases are principally due to the increased number of personnel we now have for the increased size of our business, increases in expenses that are variable with sales levels, such as broker commissions, and the increase in bad debt expense of $.2 million caused by the Fleming bankruptcy.

     During the nine months ended March 31, 2003 we recorded approximately $0.4 million of additional restructuring and other non-recurring charges related to our sale of the Health Valley Facility.

     Operating income was $34.9 million in the nine months ended March 31, 2003 compared to $27.6 million for the nine months ended March 31, 2002. Operating income as a percentage of net sales amounted to 10.0% for the nine months ended March 31, 2003, compared with 9.2% for the nine months ended March 31, 2002. The dollar and percentage increases resulted principally from the higher gross profit as described above offset by the aforementioned increase in selling, general, and administrative costs.

     Interest and other expenses amounted to $1.6 million for the nine months ended March 31, 2003 compared to $2.2 million in the comparable period. The current year period included interest expense related to our increased borrowings resulting from the acquisition of Imagine Foods. The prior year period included a loss of approximately $1.5 incurred in December 2001 when we closed our Terra Chips manufacturing facility in Brooklyn, NY in connection with the opening of a replacement facility in Moonachie, NJ.

     Income before income taxes for the nine months ended March 31, 2003 amounted to $33.3 million compared to $25.4 million in the comparable period. This increase was attributable to the increase in operating income as well as the swing in interest expense and other expenses, net.

     Our effective income tax rate approximated 38% of pre-tax income for both the nine months ended March 31, 2003 and 2002. We expect our tax rate to approximate this rate during the remainder of fiscal 2003.

     Net income for the nine months ended March 31, 2003, was $20.7 million compared to $15.8 million for the nine months ended March 31, 2002. The increase of $4.9 million in earnings was primarily attributable to the aforementioned increase in income before income taxes.

Liquidity and Capital Resources

     We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

     We have available to us a $240 million Credit Facility which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 25, 2004. The Credit Facility is unsecured, but is guaranteed by all direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of March 31, 2003, we had $43.7 million outstanding under these facilities.

     This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

     Net cash provided by operations was $19.7 and $12.8 million for the nine months ended March 31, 2003 and 2002, respectively. Our working capital and current ratio was $84.3 million and 2.3 to 1, respectively, at March 31, 2003 compared with $70.9 million and 2.3 to 1 respectively, at June 30, 2002. The improvement in working capital was derived principally from the net income earned during the nine months ended March 31, 2003.

     Net cash provided by/(used in) financing activities was $34.8 million and ($2.6) million for the nine months ended March 31, 2003 and 2002, respectively. During December 2002, we borrowed $44.3 million to fund the cash portion of our purchase of the Imagine Foods business. We have subsequently paid down $5 million of this debt. We also continued to acquire shares of our common stock in open market purchases as part of our stock buy back program.

     Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:

                                             Payments Due by Period
                            ----------------------------------------------------
                                          Less than      1 - 3
                               Total         1 year      years     Thereafter
                            ----------------------------------------------------
Debt instruments             $ 50,701     $ 2,229      $ 45,943    $  2,529
Capital lease obligations       2,174         928         1,242           4
Operating leases               20,784       3,393         8,387       9,004
                            ---------------------------------------------------
Total contractual cash       $ 73,659     $ 6,550      $ 55,572     $11,537
   obligations
                            ====================================================

     We believe that cash on hand of $12.0 million at March 31, 2003, projected remaining fiscal 2003 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of $4.0 million for the remainder of fiscal 2003, $4.5 million in costs associated with restructuring and non-recurring charges and the $6.6 million of debt and lease obligations described in the table above. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1.5% interest.

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

     Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable has been within our expectations and no significant write-offs and/or impairment has occurred. Our chargebacks receivable (included in trade receivables) balance at March 31, 2003 was $7.4 million as compared to $5 million at June 30, 2002.

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




                                     THE HAIN CELESTIAL GROUP, INC.



Date:     May 15, 2003              /s/ Irwin D. Simon
                                    ----------------------------------
                                        Irwin D. Simon,
                                        Chairman, President and Chief
                                        Executive Officer







Date:     May 15, 2003              /s/ Ira J. Lamel
                                    ----------------------------------
                                        Ira J. Lamel,
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer

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

                               Date: May 15, 2003

                                 /s/ Irwin D. Simon
                                 --------------------------------------------
                                 Irwin D. Simon
                                 Chairman, President and
                                 Chief Executive Officer

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



                               Date: May 15, 2003


                                  /s/ Ira J. Lamel
                                  -------------------------------------
                                  Ira J. Lamel
                                  Executive Vice President,
                                  Chief Financial Officer and Treasurer