Form 10-K
period 2003-06-30
HAIN CELESTIAL GROUP INC
filed 2003-09-29
CIK 910406

Microsoft Word 10.0.5522;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
                                   Act of 1934
                     For The Fiscal Year Ended June 30, 2003
|_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ______ to _______.
                                       Commission File No. 0-22818

                         THE HAIN CELESTIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                           22-3240619
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

        58 South Service Road
        Melville, New York                            11747
  Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (631) 730-2200
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant's stock, as quoted on the Nasdaq National Market on December 31, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $423,030,212.

As of September 23, 2003, there were 34,251,918 shares outstanding of the registrant's Common Stock, par value $.01 per share.

                   Documents Incorporated by Reference

         Document                                    Part of the Form 10-K
                                                     into which Incorporated
The Hain Celestial Group, Inc. Definitive                     Part III
Proxy Statement for the Annual Meeting
of Stockholders to be Held December 4, 2003

                                Table of Contents
Part I

 Item 1.  Business
          Note Regarding Forward Looking Information                      1
          General                                                         1
          Product Overview                                                3
          Products                                                        4
          New Product Initiatives Through Research and Development        4
          Sales and Distribution                                          5
          Marketing                                                       5
          Manufacturing Facilities                                        6
          Suppliers of Ingredients and Packaging                          6
          Co-packed Product Base                                          7
          Trademarks                                                      7
          Competition                                                     8
          Government Regulation                                           9
          Independent Certification                                       10

 Item 2.  Properties                                                      10

 Item 3.  Legal Proceedings                                               11

 Item 4.  Submission of Matters to a Vote of Security Holders             11


Part II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters                                                         11
 Item 6.  Selected Financial Data                                         12-13

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       13-20

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk      21

 Item 8.  Financial Statements and Supplementary Data                     21-46

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                        47

 Item 9A. Controls and Procedures                                         47

Part III

 Item 10. Directors and Executive Officers of the Registrant              47

 Item 11. Executive Compensation                                          47

 Item 12. Security Ownership and Certain Beneficial Owners and
          Management                                                      47

 Item 13. Certain Relationships and Related Transactions                  47

 Item 14. Principal Accountant Fees and Services                          47

Part IV

 Item 15. Exhibits, Financial Statement Schedule, and Reports on          47-49
          Form 8-K
          Signatures                                                      51

                                     PART I
                         THE HAIN CELESTIAL GROUP, INC.

Item 1. Business.

     Unless otherwise indicated, references in this Annual Report to 2003, 2002, 2001 or "fiscal" 2003, 2002, 2001 or other years refer to our fiscal year ended June 30 of that year and references to 2004 or "fiscal" 2004 refer to our fiscal year ending June 30, 2004.

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

General

     The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural, organic, specialty and snack food products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Gaston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our website can be found at www.hain-celestial.com. Our annual report on Form 10-K, quaterly reports on Form 10-Q and current reports on Form 8-K are available, without
charge,        through        links       from       our        website       at
http://www.hain-celestial.com/annualreports.html, as soon as reasonably possible after they are filed electronically with the SEC.

     Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market stores, drug stores, food service channels and club stores. During 2003, 2002 and 2001, approximately 42%, 54% and 51%, respectively, of our revenues were derived from products manufactured within our own facilities. The remaining 58%, 46% and 49% for 2003, 2002 and 2001, respectively, of our revenues were derived from products which are produced by independent food manufacturers("co-packers")using proprietary specifications controlled by us.

     Since our formation, we have completed a number of acquisitions of companies and brands. In the last three fiscal years, we have acquired the following companies and brands:

     On June 17, 2003, we acquired Acirca, Inc., a New York based manufacturer, distributor and marketer of natural and organic juices, pasta sauces, soups and salsas under the Walnut Acres Certified Organic(R) brand.

     On May 14, 2003, we acquired Grains Noirs, N.V., a Belgian producer and marketer of fresh prepared organic appetizers, salads, sandwiches and other full-plated dishes.

     On December 2, 2002, we acquired the assets and business of Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage business specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic non-dairy frozen desserts under the Rice Dream(R), Soy Dream(R) and Imagine(R) brands.

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

     Our overall mission is to be a leading marketer and seller of natural, organic, beverage, snack and speciality food products by integrating all of our brands under one management team and employing a uniform marketing, sales and distribution program. Our business strategy is to capitalize on the brand equity and the distribution previously achieved by each of our acquired product lines and to enhance revenues by strategic introductions of new product lines that complement existing products. This strategy has been established through the acquisitions referred to above and the introduction of a number of new products that complement existing product lines. We believe that by integrating our various brand groups, we will achieve economies of scale and enhanced market penetration. We consider the acquisition of natural, organic and speciality food companies and product lines as an integral part of our business strategy. To that end, we do, from time to time, review and conduct preliminary discussions with acquisition candidates.

     As of June 30, 2003, we employed a total of 1,270 full-time employees. Of these employees, 121 were in sales, 739 in production and the remaining 410 were management and administrative.

Product Overview

Natural and Organic Food Products

     Our Hain(R), Westbrae(R), Westsoy(R), Imagine(R), Rice Dream(R), Soy Dream(R), Walnut Acres Certified Organic(R), Little Bear(R), Bearitos(R), Arrowhead Mills(R), Terra Chips(R), DeBoles(R), Garden of Eatin'(R), Health Valley(R), Casbah(R), Breadshop's(R), Nile Spice(R), Earth's Best(R), Harry's Premium Snacks(R), Lima(R), Biomarche(R) and Grains Noirs(R) businesses market and distribute a full line of natural food products. We are a leader in many of the top natural food categories. Natural foods are defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of our products are also made with "organic" ingredients which are grown without dependence upon artificial pesticides, chemicals or fertilizers.

Tea and Beverage Products

     Our tea products are 100% natural and are made from high-quality, natural flavors and ingredients and are generally offered in 20 and 40 count packages. We are the leading specialty tea in North America and are sold in grocery, natural foods and other retail stores. We develop flavorful, unique blends with attractive, colorful and thought-provoking packaging. Our products include herb teas such as Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R), Cinnamon Apple Spice, Red Zinger(R), Raspberry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Wild Berry Zinger(R), a line of green teas, a line of wellness teas, a line of organic teas, and a line of specialty black teas. We also offer Cool Brew and aseptic iced teas, natural ciders and a line of Teahouse Lattes and Chais.

Snack Food Products

     We manufacture, market and sell a variety of potato and vegetable chips, organic tortilla style chips, pretzels, popcorn and potato chips under the Terra Chips(R), Garden of Eatin'(R), Little Bear(R), Boston's Popcorn(R) and Harry's Premium Snacks(R) names.

Meat Alternative Products

     We manufacture, distribute and market a full line of soy protein meat alternative products under the Yves brand name including such well known products as The Good Dog(R), The Good Lunch(R) and The Good Slice(R), among others. Meat alternative products provide consumers with an alternative product containing the health benefits of soy but without the health concerns associated with traditional meat products.

Medically-Directed and Weight Management Products

     Our Estee(R) and Featherweight(R) businesses market and distribute a full line of sugar-free, fructose sweetened and low sodium products targeted towards diabetic and health conscious consumers and persons on medically-restricted diets.

Specialty Cooking Oil Products

     Our Hollywood(R) business markets a line of specialty cooking oils that are enhanced with Vitamin E to maintain freshness and quality. The Hollywood product line also includes carrot juice, mayonnaise and margarine. Hollywood products are primarily sold directly to supermarkets and other mass market merchandisers.

Kosher Food Products

     Our Kineret(R) business markets and distributes a line of frozen and dry kosher food products. Kosher foods are products that are prepared in a manner consistent with Kosher dietary laws.

Products

     Our natural and organic food product lines consist of approximately 1,300 branded items and include non-dairy drinks (soy and rice milk), popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking oils, granolas, granola bars, cereal bars, canned and instant soups, chilis, packaged grain, nut butters and nutritional oils, juices, frozen desserts, as well as other food products. Non-dairy drinks accounted for approximately 16% of total net sales in 2003, 12% in 2002 and 14% in 2001.

     Our beverage and tea products include over 70 flavors of tea made from 100% natural ingredients. The types of teas offered include herb, red (rooibos), honeybush, white, green, mate and chai. Our teas are offered both with and without caffeine. We also offer organic teas, iced teas and aseptic ready-to-drink teas. Recent beverage introductions include Natural Ciders and Tea House Lattes and Chais, available in several flavors. Tea beverages accounted for approximately 20% of total net sales in 2003 and 21% in 2002 and 24% in 2001.

     Yves meat alternative products consist of approximately 40 items including meat alternative choices among veggie burgers, veggie wieners, veggie slices, veggie entrees and veggie ground round.

     Terra Chips(R) natural food products consist of approximately 60 items comprised of varieties of potato chips, potato sticks (known as Frites(R)), sweet potato chips and other vegetable chips.

     Garden of Eatin'(R) natural food products substantially consist of a variety of organic tortilla chip products.

     Boston Popcorn and Harry's products consist of approximately 20 varieties of popcorn, potato chips, tortilla chips and other snack food items.

     Hollywood products consist of safflower, canola, and peanut oils, and carrot juice. Hollywood cooking oils are enhanced with Vitamin E.

     Estee products consist of sugar-free and fructose sweetened food products.

     Kineret(R) offers a line of kosher frozen food products under the Kineret(R) and Kosherific(R) labels. The Kineret(R) products include fish products, potato pancakes, blintzes, challah bread, pastry dough, dry grocery products for Passover and assorted other food products.

     We continuously evaluate our existing products for taste, nutritional value and cost and make improvements where possible. We will discontinue products or stock keeping units when sales of those items do not warrant further production.

New Product Initiatives Through Research and Development

     We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing high-quality products. A team of professional product developers works with a sensory technologist to test product prototypes with consumers. The research and development department incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development department routinely reformulates and revises existing products. We incurred approximately $1.7 million in Company-sponsored research and development activities in 2003, $1.0 million in 2002 and $1.5 million in 2001.

Sales and Distribution

     Our products are sold in all 50 states and in approximately 50 countries. Certain of our product lines have seasonal fluctuations (e.g., hot tea products, baking and cereal products and soup sales are stronger in cold months while sales of snack food products are stronger in the warmer months). Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business.

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

     Our customer base consists principally of mass-market merchandisers, natural food distributors, supermarkets, drug store chains, club stores and grocery wholesalers. Recently, growth of natural and organic foods has shifted from the natural food channel to the grocery channels as mainstream grocery distributors and retailers provide these products to meet consumer demand and awareness. Two of the distributors we sell to, United Natural Foods and Tree of Life, accounted for approximately 18% and 15%, respectively, of net sales for 2003, approximately 17% and 15% respectively in 2002, and approximately 18% to each of these distributors in 2001. Net sales to export customers account for less than 5% of total net sales for each of the three years ended June 30, 2003.

     Our international subsidiaries in Canada and Europe sell to all channels of distribution in the countries they serve. International sales represented approximately 17.3% of total net sales in 2003, 14.3% in 2002 and less than 5% in 2001.

Marketing

     We use a mix of trade and consumer promotions as well as media advertising to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs. During 2002, we increased our investment in consumer spending to enhance brand equity while closely monitoring our trade spending. We continued increasing these investments in 2003. These consumer spending categories include, but are not limited to, consumer advertising using television, radio and print, coupons, direct mailing programs, and other forms of promotions. There is no guarantee that these promotional investments in consumer spending will be successful, and as we monitor our trade spending and increase consumer awareness, there may be a period of higher costs.

Manufacturing Facilities

     We currently manage and operate the following manufacturing facilities located throughout the United States: Celestial Seasonings, in Boulder, Colorado, which produces specialty teas; Terra Chips, in Moonachie, New Jersey, which produces Terra Chips vegetable chips; Arrowhead Mills, in Hereford, Texas, which produces hot and cold cereals, baked goods and meal cups; and DeBoles(R) pasta, in Shreveport, Louisiana, which produces organic pasta. We formerly operated a manufacturing facility in Irwindale, California, producing hot and cold cereals, baked goods, granola, granola bars, dry soups and other products under the Health Valley, Breadshop and Casbah labels. During 2003, we sold the manufacturing assets of our Irwindale facility to a co-pack manufacturer who continues to manufacture products for us at that facility. The co-pack manufacturer has recently entered into a lease directly with the landlord of the facility.

     Outside the United States, we have the following manufacturing  facilities:
Yves Veggie Cuisine in Vancouver, British Columbia, which produces soy-based meat alternative products; Hain Celestial Belgium, with its Lima, N.V. facility in Maldegem, Belgium, which manufactures natural and organic food products, its Biomarche facility in Sombreffe, Belgium, which processes fresh organic produce and prepared salads, and its Grains Noirs facility in Brussels, Belgium, which prepares fresh organic appetizers, salads, sandwiches and other full-plated dishes.

     We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; and Vancouver, British Columbia. We also own the Lima and Biomarche facilities in Belgium. During 2003, 2002 and 2001, approximately 42%, 54% and 51%, respectively, of our revenue was derived from products manufactured at our currently owned manufacturing facilities.

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

Suppliers of Ingredients and Packaging

     Our natural and organic ingredients and our packaging materials and supplies are obtained from various sources and suppliers located principally in the United States and locally in Canada and Europe for our businesses in these areas. Certain of our packaging and products are sourced from the Far East.

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

Co-Packed Product Base

     During 2003, 2002 and 2001, approximately 58%, 46% and 49%, respectively, of our revenue was derived from products manufactured at independent co-packers. Currently, independent food manufacturers, who are referred to in our industry as co-packers, manufacture many of our products, including our Health Valley(R), Breadshop's(R), Casbah(R), Alba(R), Estee(R), Earth's Best(R), Garden of Eatin'(R), Hain Pure Foods(R), Hollywood(R), Kineret(R), Little Bear Organic Foods(R), Terra Chips(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R) and Lima(R) product lines.

  In the U.S., we presently obtain:

  - all of our requirements for non-dairy beverages from five co-packers, all of which are under contract or other arrangements;

  -  all of our U.S. requirements for rice cakes from one co-packer;

  - all of our Health Valley baked goods and cereal products from one co-packer, which is under contract;

  -  all of our cooking oils from one co-packer;

  - principally all of our tortilla chips from three co-packers, one of which is under contract;

  - a portion of our requirements for Terra's Yukon Gold line from one co-packer, which is under contract;

  - the requirements for our canned soups from one co-packer, which is under contract; and

  - all of our Earth's Best baby food products from two co-packers, which are under contract.

     The loss of one or more co-packers, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source could be secured, which may be on less favorable terms.

Trademarks

     Our trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills(R), Bearitos(R), Breadshop's(R), Casbah(R), Celestial Seasonings(R), DeBoles(R), Earth's Best(R), Estee(R), Garden of Eatin'(R), Hain Pure Foods(R), Health Valley(R), Imagine(R), Kineret(R), Little Bear Organic Foods(R), Nile Spice(R), Rice Dream(R), Soy Dream(R), Terra(R), Walnut Acres Certified Organic(R), Westbrae(R), Westsoy(R), Lima(R) and Yves(R). Celestial Seasonings has trademarks for most of its best-selling brands, including Sleepytime(R), Lemon Zinger(R), Mandarin Orange Spice(R), Red Zinger(R), Wild Berry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Raspberry Zinger(R).

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

Competition

     We operate in highly competitive geographic and product markets, and some of these markets are dominated by competitors with greater resources. We cannot be certain that we could successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors, such as mainstream food companies including General Mills, Nestle S.A., Kraft Foods, Groupe Danone, Kellogg Company, Unilever PLC, and Sara Lee Corporation, also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with our products. Retailers also market competitive products under their own private labels.

     The beverage market for both tea and soy beverages are large and highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Celestial Seasonings currently competes in the specialty tea market segment which consists of herb tea, green tea, wellness tea and black tea. Celestial Seasonings specialty tea products, like other specialty tea products, are priced higher than most commodity black tea products.

     Celestial Seasonings principal competitors on a national basis in the specialty teas market segment are Thomas J. Lipton Company (a division of Unilever PLC), Twinings (a division of Associated British Grocers) and R.C. Bigelow, Inc. Unilever has substantially greater financial resources than the Company. Additional competitors include a number of regional specialty tea companies. There may be potential entrants which are not currently in the specialty tea market who may have substantially greater financial resources than we have. Private label competition in the specialty tea category is currently minimal, but growing.

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

     The refrigerated market is primarily driven by one brand, Silk(R), which is owned by Dean Foods and holds a significant share of refrigerated soymilk space through its strong national distribution system. We have switched our primary focus from our refrigerated Westsoy product and redirected it to focus our efforts on our recently acquired Soy Dream(R) and Rice Dream(R) refrigerated products, specifically targeting accounts that agree to partner with us in strong soy milk markets that distribute both aseptic and refrigerated products.

     In the future, our competitors may introduce other products that compete with our products and these competitive products may have an adverse effect on our business, results of operations and financial condition.

Government Regulation

     Along with our manufacturers, brokers, distributors and co-packers, we are subject to extensive regulation by federal, state and local authorities. The federal agencies governing our business include the Federal Trade Commission
(FTC), The Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), and the Occupational Safety and Health Administration
(OSHA). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of and ingredients used in our products. Under various statutes, these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances must approve our products, including a review of the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. Our activities are also regulated by state agencies as well as county and municipal authorities. We are also subject to the laws of the foreign jurisdictions in which we manufacture and sell our products.

     The USDA adopted regulations with respect to organic labeling and certification, which became effective February 20, 2001. Full implementation was required by October 21, 2002. We currently manufacture approximately 650 organic products which are covered by these new regulations. Substantial labeling changes, as well as additional requirements for third party organic certification are required for compliance. In addition, on January 18, 2001, the FDA proposed new policy guidelines regarding the labeling of genetically modified foods. While we are revising our current labels to align them with this policy statement, future developments in the regulation of labeling of genetically modified foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

     The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of "Trans Fatty Acids" in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule will be effective on January 1, 2006. We are in the process of revising our labels to comply with the final rule and a number of label changes have been completed.

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

     We comply with the requirements of independent organizations or certification authorities in order to label our product as certified. For example, we can lose our "organic" certification if a plant becomes contaminated with non-organic materials, or if not properly cleaned after a production run. In addition, all raw materials must be certified organic. We utilize organizations such as Quality Assurance International (QAI) and Oregon Tilth to certify our products as organic under the guidelines established by the USDA. Similarly, we can lose our "kosher" certification if a plant and raw materials do not meet the requirements of the appropriate kosher supervision organization, such as The Orthodox Union, The Organized Kashruth Laboratories, "KOF-K" Kosher Supervision, and STAR-K.

Item 2.  Properties.

     Our corporate headquarters are located in approximately 35,000 square feet of leased office space located at 58 South Service Road, Melville, New York, 11747 to which we relocated in January 2002. The lease on this facility expires in 2012 with a current annual rental of approximately $1.2 million.

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

     We own and operate manufacturing and distribution centers in Hereford, Texas (134,000 square feet) and Shreveport, Louisiana (36,000 square feet) for certain of our natural food product lines.

     We lease 60,000 square feet of warehouse space in Boulder, Colorado which is used for the storage and shipment of our tea and beverage products. The lease expires in 2004, and provides for a current annual rental of approximately $500,000.

     We lease 375,000 square feet of warehouse space in a building located in Ontario, California. The lease provides for a minimum annual rental of approximately $1.3 million and provides renewal options. The lease expires in 2007. This facility serves as one of our West Coast distribution centers for principally all of our product lines.

     We operate a 7,000 square foot warehouse and distribution center located in East Hills, New York which is utilized to distribute frozen kosher food products. The lease on this property provides for annual rental of approximately $55,000 and expires in 2005.

     Outside the United States, we own and operate a 53,000 square foot manufacturing and office facility in Vancouver, British Columbia that produces soy-based meat substitute products; a 135,000 square foot manufacturing, distribution and office facility in Maldegem, Belgium, which produces natural and organic food products; and a 30,000 square foot processing and distribution center in Sombreffe, Belgium, which processes fresh organic produce. In addition, we lease a 19,000 square foot facility located in Brussels, Belgium, which produces fresh prepared appetizers and sandwiches. The lease on this property provides for annual rental of approximately $79,000 and expires in 2010.

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

Item 4   Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Outstanding shares of our Common Stock, par value $.01 per share, are traded on Nasdaq's National Market System (under the ticker symbol HAIN). The following table sets forth the reported high and low closing prices for our Common Stock for each fiscal quarter from July 1, 2001 through September 23, 2003.

                                             Common Stock
                             -------------------------------------------------
                                  Fiscal 2003              Fiscal 2002
                             ---------------------- --------------------------
                                High        Low         High          Low
                             ----------- ---------- ------------ -------------
First Quarter                $ 17.88      $12.13      $ 26.00      $ 18.22
Second Quarter                 16.42       12.65        28.06        18.06
Third Quarter                  15.82       11.84        26.90        20.01
Fourth Quarter                 17.61       15.14        22.37        15.42
July 1 - September 23, 2003    20.29       15.85           -            -

     As of September 23, 2003, there were 522 holders of record of our Common Stock.

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

The table below sets forth information with respect to our equity compensation plans as of June 30, 2003:


                                Number of Securities                                 Number of Securities
                                  to be Issued Upon                                 Remaining Available for
                                     Exercise of           Weighted-Average      Future Issuance Under Equity
                                Outstanding Options,       Exercise Price of          Compensation Plans
                                  Warrants and Rights     Outstanding Options,        (excluding securities
                                                          Warrants and Rights      reflected in column (a))
  Plan Category               ------------------------  ------------------------ ------------------------------
                                        (a)                      (b)                         (c)

Equity compensation plans
 approved by security holders         8,266,721                 $17.75                      491,432
Equity compensation plans not
 approved by security holders               N/A                    N/A                          N/A

    Total                             8,266,721                 $17.75                      491,432

Item 6.  Selected Financial Data.

     The following information has been summarized from our financial statements and should be read in conjunction with such financial statements and related notes thereto (in thousands, except per share amounts):

                                                                Year Ended June 30
                                   ------------------------------------------------------------------------------

                                        2003            2002             2001            2000           1999
                                   --------------- ---------------- --------------- --------------- -------------
 Operating results:
 Net sales                               $466,459         $395,954        $345,661       $ 332,436      $269,760
 Income (loss) before
  extraordinary item and
  cumulative change in
  accounting principle                     27,492            2,971          23,589        (11,403)        13,517
 Extraordinary item                             -                -               -         (1,940)             -
 Cumulative change in
  accounting principle                          -                -               -         (3,754)             -
                                   --------------- ---------------- --------------- --------------- -------------
 Net income (loss)                       $ 27,492          $ 2,971        $ 23,589       $(17,097)      $ 13,517
                                   =============== ================ =============== =============== =============
 Basic earnings per common

  share:
 Income (loss) before
  extraordinary item and
  cumulative change in                      $ .81            $ .09           $ .71          $(.41)         $ .56
  accounting principle
 Extraordinary item                             -                -               -           (.07)             -
 Cumulative change in
  accounting principle                          -                -               -           (.13)             -
                                   --------------- ---------------- --------------- --------------- -------------
 Net income (loss)                          $ .81            $ .09           $ .71         $ (.61)         $ .56
                                   =============== ================ =============== =============== =============
 Diluted earnings per
  common share (a):
 Income (loss) before
  extraordinary item and
  cumulative change in
  accounting principle                      $ .79            $ .09           $ .68         $ (.41)         $ .51
 Extraordinary item                             -                -               -           (.07)             -
 Cumulative change in
   accounting principle                         -                -               -           (.13)             -
                                   --------------- ---------------- --------------- --------------- -------------
 Net income (loss)                          $ .79            $ .09           $ .68         $ (.61)         $ .51
                                   =============== ================ =============== =============== =============
 Financial Position:
 Working Capital                         $ 83,324         $ 70,942        $ 92,312         $89,750      $ 37,983
 Total Assets                             581,548          481,183         461,693         416,017       362,669
 Long-term Debt                            59,455           10,293          10,718           5,622       141,138
 Stockholders' Equity                     440,797          403,848         396,653         351,724       164,489

     (a) As a result of the net loss for the year ended June 30, 2000, diluted earnings per share is the same as basic earnings per share since the effects of stock options and warrants are not included as the results would be antidilutive.

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

General

     We made the following acquisitions during the three years ended June 30, 2003:
     On June 17, 2003, we acquired Acirca, Inc., a New York based manufacturer, distributor and marketer of natural and organic juices, pasta sauces, soups and salsas under the Walnut Acres Certified Organic(R) brand.

     On May 14, 2003, we acquired Grains Noirs, N.V., a Belgian producer and marketer of fresh prepared organic appetizers, salads, sandwiches and other full-plated dishes.

     On December 2, 2002, we acquired the assets and business of Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage business specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic non-dairy frozen desserts under the Rice Dream(R), Soy Dream(R) and Imagine(R) brands.

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

     All of the foregoing acquisitions ("the acquisitions" or "acquired businesses") have been accounted for as purchases. Consequently, the operations of the acquired businesses are included in our results of operations from their respective dates of acquisition.

Results of Operations

2002 Restructuring and Non-recurring Charges

     During the fourth quarter of fiscal 2002, we recorded charges aggregating $21.3 million, before taxes, related to the expected sale of the manufacturing assets of our Health Valley facility in Irwindale, California ($11.3 million) and the discontinuance of our supplements business ($7.9 million) and Weight Watchers licenses ($2.1 million). Approximately $17.9 million of these charges were non-cash in nature.

     During the second half of 2002, we decided to pursue and execute a plan to sell the Health Valley Irwindale plant. During the fourth quarter of 2002, we entered into an agreement to sell the manufacturing assets of the facility to a co-packer. Our decision to dispose of this facility was largely the result of our inability to reach practical capacity at the facility. Accordingly, we identified a co-packer who can produce our products and bring more production into the plant by offering other branded and private label companies the opportunity to have their products manufactured by the co-packer.

     This agreement went into effect on October 1, 2002 and currently we purchase our products from this co-packer on a cost plus basis. This pricing structure was not expected to provide us with any immediate increase in margins, but allows us to share in the potential operating efficiencies of the plant through reduced product pricing in our cost plus arrangement when and if the co-packer brings more production into the plant.

     As of June 30, 2002, with the expected sale of all plant assets and certain inventories to this co-packer, we recorded this restructuring and non-recurring charge. The charge included $7.6 million of charges associated with reduced values of inventories of raw ingredients and packaging, certain lease obligations and other items, none of which included employee severance costs. Of this $7.6 million of charges, our 2002 gross profit was reduced by $5.5 million charged to cost of sales as required by accounting rules. At June 2002, approximately $2.1 million of future costs were accrued, principally related to lease exit costs. In addition, we recorded $3.7 million of impairment charges to reduce the Health Valley plant's manufacturing assets to their net realizable values. Additional restructuring charges of approximately $.4 million were incurred during the year ended June 30, 2003 for severance liabilities and related employee costs and trade items that could not be accrued at June 30, 2002. In addition, at the time of lease termination in fiscal 2003, we were able to reduce our potential lease exit costs by $.9 million, which was recorded as a credit to restructuring and other non-recurring charges. Through June 30, 2003, approximately $1.1 million was charged against the Health Valley facility charge accrual in the aggregate.

     In June  2002,  we  announced  that  we had  discontinued  our  supplements business at Celestial Seasonings, and that we would not renew our license to sell certain Weight Watchers products. These product lines did not represent our core product category of natural and organic foods, and further, the supplements business had faced increasing competition over the last few years along with reduced consumer interest. Our operating results and financial position have been only minimally enhanced in fiscal 2003 without these non-core product lines. In addition, we can now better utilize our management resources away from these non-core product lines. In connection with these discontinuances, we recorded charges of $7.9 million related to supplements, principally for inventories, packaging and trade items. Of this $7.9 million charge, $6.2 million had the effect of reducing our 2002 gross profit. The charge for the non-renewal of the Weight Watchers license amounted to $2.1 million, principally for inventories, packaging and trade items, of which $.7 million reduced our 2002 gross profit. Approximately $4.3 million had been accrued at June 30, 2002 associated with these future costs. At June 30, 2003, it was determined that $2 million of the accruals for sales returns and other trade incentives would no longer be required and, therefore, such amount was reversed. Through June 30, 2003, approximately $1.8 million has been charged against these accruals in the aggregate.

Fiscal 2003 Compared to Fiscal 2002

     Net sales in 2003 were $466 million, an increase of 17.8% over net sales of $396 million in 2002. The increase in sales came principally from the net sales of businesses acquired in 2003 as well as from the full year of our operation of businesses acquired in 2002. Net sales in 2003 were favorably impacted by the normal winter weather across the United States after the unusually warm winter of the prior year, which provided higher unit sales volumes for tea, soups and hot cereals while the net sales of our Terra Chips products experienced declines during the year caused principally by weaker Frites and Red Bliss sales. Our sales were favorably impacted by approximately 1.8% due to the weaker U.S. dollar.

     Gross profit in 2003 increased to $143 million, or 30.7% of net sales, as compared to $104 million, or 26.3% of net sales, in 2002. The 2002 gross profit adjusted for the restructuring and non-recurring charges in that year was $116.4 million, or 29.4% of net sales. The improvement in gross profit as a percentage of sales in 2003 came from more efficient trade spending as a percentage of sales and improvements in our delivery and warehousing costs as a percentage of sales, offset by higher ingredient costs and the lower gross profits associated with businesses acquired in Europe.

     Selling, general and administrative expenses increased by $9.4 million to $97.3 million, in 2003 from $87.9 million in 2002. The increase in spending in selling, general and administrative expenses came principally from $5.5 million of costs brought on by businesses acquired in 2003 as well as from the full year of our operation of businesses acquired in 2002, $.6 million of increased consumer marketing, and increases across all levels of general and administrative expenses to support our growing business. As a percentage of sales, selling, general and administrative expenses decreased in 2003 to 20.9% from 22.2% in 2002. This decrease was caused principally by the increase in sales at a faster rate than the increase in general and administrative costs as we leverage the infrastructure in place as we acquire additional new businesses and add them to existing infrastructures, particularly in the United States.

     Operating income increased to $46.2 million in 2003 from $7.3 million in 2002. The 2002 amount was reduced by the restructuring and non-recurring charges of $21.3 million in that year. The increase in operating income came from the elimination of those 2002 charges, and from the higher level of sales and gross profits, offset by higher selling, general and administrative expenses, all discussed above.

     Interest and other expenses, net, decreased to $2 million in 2003 from $2.5 million in 2002. This decrease is principally comprised of an increase in interest expense by approximately $.8 million in 2003, such increase coming from the increased borrowings during 2003 to fund the three acquisitions of businesses we made during the year, offset by the elimination of the $1.5 million charge we incurred in 2002 when we closed the Terra Chips former manufacturing facility in Brooklyn, NY.

     Income before income taxes increased to $44.2 million in 2003 from $4.8 million in 2002. This increase is the result of the aforementioned increase in operating income and the overall reduction of interest and other expenses, net.

     Income taxes increased to $16.7 million in 2003 from $1.8 million in 2002. Our effective tax rate was 37.8% in 2003 compared to 38.1% in 2002. The small reduction in our effective tax rate came principally from the departure of our Terra Chips manufacturing facility from New York City and the resulting elimination of the related local income taxes.

     Net income for 2003 amounted to $27.5 million compared to $3 million in 2002. This $24.5 million increase in net income is primarily attributable to the aforementioned increase in income before income taxes offset by the increase in income tax expense.

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

     Selling, general and administrative expenses (excluding amortization expense) increased by approximately $22.7 million to $87.9 million (22.2% of net sales) in 2002 as compared to $65.2 (18.9% of net sales) in 2001. The increase is a result of: $10.7 million of costs brought on by the aforementioned acquisitions during the second half of fiscal 2001 and first half of fiscal 2002; $2 million of increased consumer marketing; $1.4 million of higher depreciation associated with continuing improvements to our information systems and the capital expenditures related to our headquarters office relocation; and increases across all levels of general and administrative costs to support the growing infrastructure required for our business. Amortization of goodwill and other intangible assets was $6.4 million for 2001 compared to approximately $.3 million for 2002. The results for 2002 include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $6.1 million reduction in overall expenses ($4.0 million net of tax) and a $.12 increase in basic and diluted earnings per share. The $6 million pre-tax reduction of amortization expense in 2002 represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to July 1, 2001 and is no longer being amortized.

     As discussed above, during 2002 we recorded $5 million of restructuring and other non-recurring charges, and a $3.9 million impairment of long-lived assets charge. There were no such charges in 2001. These charges are related to certain asset write-offs, trade costs and employee severance costs associated with the discontinuance of the Celestial Seasonings supplements business and Weight Watchers brand license and the expected Health Valley facility sale.

     Merger related charges amounted to $1 million for 2001, resulting from certain employee costs associated with the Celestial Seasonings Merger in May 2000.

     Operating income decreased to $7.3 million during 2002 compared to $38.4 million in 2001. The decrease of $31.1 million is due to the aforementioned restructuring and non-recurring charges of $21.3 million, decreased gross profits and higher selling, general and administrative expenses, all discussed above.

     Interest expense (income) net, and other expenses amounted to expense of $2.5 million in 2002 compared with income of $2.3 million in 2001. The decrease of $4.8 million is primarily the result of the interest expense we incurred in 2002 while using our Credit Facility as compared to the interest we earned in 2001 on the investible cash we had during that year. Since June 2001, we have used that cash to fund the Yves and Lima acquisitions, and to fund the construction of our new Terra Chips manufacturing facility in Moonachie, New Jersey. In addition, in 2002 we incurred a full year of carrying costs for our Credit Facility, which we entered into on March 28, 2001. In 2002, we also incurred other costs and expenses totaling $1.5 million resulting from the closure of our Terra Chips Brooklyn, NY manufacturing facility in December 2001, and the return of the leased premises to the owner.

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

     Income taxes decreased to $1.8 million for 2002 compared to $17.1 million in 2001. The effective tax rate was 38% in 2002 compared to 42% in 2001. The reason for our lower tax rate was the elimination of nondeductible goodwill amortization discussed above.

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

     We have available to us a $240 million revolving Credit Facility (the "Credit Facility") which provides us with a $145 million revolving credit facility through March 29, 2005, and a $95 million renewable 364-day facility through March 25, 2004. The Credit Facility is unsecured, but is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature.

     This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

     Net cash provided by operations was $21.9 million and $22.6 million for 2003 and 2002, respectively. Our working capital and current ratio were $83.3 million and 2.3 to 1, respectively, at June 30, 2003 compared with $70.9 million and 2.3 to 1 respectively, at June 30, 2002. Our improvement in working capital was derived principally from the net income earned during the year ended June 30, 2003.

     Net cash provided by financing activities was $49.2 million for 2003. During 2003, we borrowed cash to fund the three acquisitions made during the year. Net cash used in financing activities was $6.5 million for 2002. During 2002, we repaid certain debt obligations of acquired businesses totaling $3.7 million and we used $3.6 million of cash for a stock buyback program. During the year ended June 30, 2003, we acquired .3 million shares of our common stock in open market purchases at a cost of approximately $4.3 million.

     Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:

                                          Payments Due by Period
                          --------------------------------------------------
                                       Less than
                             Total       1 year     1 - 3 years   Thereafter
                          ----------- ----------- -------------- -----------
Debt instruments            $ 64,630      $6,751      $ 55,826      $2,053
Capital lease obligations      3,632       2,056         1,576           -
Operating leases              20,037       3,332         8,399       8,306
                          ----------- ----------- -------------- -----------
Total contractual cash
   obligations              $ 88,299    $ 12,139      $ 65,801    $ 10,359
                          =========== =========== ============== ===========

     We believe that cash on hand of $11.0 million at June 30, 2003, as well as projected fiscal 2004 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $12 million, and the $12.1 million of debt and lease obligations described in the table above, during the next fiscal year. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1.1% interest.
Critical Accounting Policies

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

Valuation of Accounts and Chargebacks Receivable

     We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations over the last few years. While two of our customers represent approximately 25% of our trade receivable balance at June 30, 2003, we believe there is no credit exposure at this time.

     Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have been within our expectations and no significant write-offs have occurred; however, during the fourth quarter of 2003, we reduced our chargebacks receivable by $1.5 million. Our chargebacks receivable balance at June 2003 was $6 million as compared to $5 million at June 2002.

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

Property, Plant and Equipment

     Our property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter. We believe the asset lives assigned to our property, plant and equipment are within ranges/guidelines generally used in food manufacturing and distribution businesses. Our manufacturing plants and distribution centers, and their related assets, are periodically reviewed to determine if any impairment exists by analyzing underlying cash flow projections. At this time, we believe no impairment exists on the carrying value of such assets. Ordinary repairs and maintenance are expensed as incurred.

Intangibles

     Goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life unless the asset is determined to have an indefinite useful life. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested annually for impairment.

Revenue Recognition and Sales Incentives

     Sales are recognized upon the shipment of finished goods to customers and are reported net of sales incentives. Allowances for cash discounts and returns are recorded in the period in which the related sale is recognized. Shipping and handling costs are included as a component of cost of sales.

Supplementary Quarterly Financial Data:

     Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2003 and 2002 is summarized as follows:

                                             Three Months Ended
                           ------------- -------------- ----------- -----------
                           September 30,  December 31,    March 31,    June 30,
                               2002           2002           2003        2003
                           ------------- -------------- ----------- -----------
Net sales                   $ 96,420       $123,006     $ 129,224    $ 117,809
Gross profit                  29,254         40,346        40,000       33,403
Restructuring and
  non-recurring charges            -            440             -        (875)
Operating income               7,703         13,356        13,804       11,296
Income before income taxes     7,533         13,150        12,620       10,861
Net income                  $  4,689       $  8,186      $  7,856    $   6,761
Basic earnings per
 common share               $    .14       $    .24      $    .23    $     .20
Diluted earnings per
 common share               $    .14       $    .24      $    .23    $     .19

     Gross profit for the three months ended June 30, 2003 was positively impacted by the following offsetting items: a reduction by $1.5 million of chargebacks receivable from customers, and a $2.0 million reduction of reserves established last year in connection with similar items included in the charges recorded for supplements and other items. These offsetting items increased gross profit by $0.5 million.

                                             Three Months Ended
                           --------------- ------------------------------------
                            September 30,   December 31,  March 31,  June 30,
                                2001            2001         2002      2002
                           --------------- ------------------------------------
Net sales                     $89,735       $105,169       $105,614  $  95,436
Gross profit                   26,485         32,473         32,442     12,639
Restructuring and
  non-recurring charges             -              -              -      4,977
Impairment of property,
  plant & equipment                 -              -              -      3,878
Operating income (loss)         9,135          9,960          8,531   (20,362)
Income (loss) before
  income taxes                  8,778          8,396          8,231   (20,602)
Net income (loss)             $ 5,443        $ 5,205       $  5,137  $(12,814)
Basic earnings per
 common share                 $   .16        $  .15        $    .15  $   (.38)
Diluted earnings per common
 share                        $   .16        $  .15        $    .15  $   (.38)


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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:


o interest rates on debt and cash equivalents, and
o foreign exchange rates, generating translation and transaction gains and losses.

Interest Rates

     We centrally manage our debt and cash equivalents considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. Assuming year-end 2003 variable debt and cash equivalents levels, a one-point change in interest rates would have the effect of increasing our interest expense by approximately $.6 million, thereby reducing our net income by approximately $.01 per share.

Foreign Operations

     Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause adjustments to our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. During fiscal 2003, approximately 17.3% of our net sales were generated from sales outside the United States, while such sales outside the United States were 14.3% of net sales in 2002 and less than 5% in 2001.

     We expect sales from non-core U.S. markets to possibly represent an increasing portion of our total net sales in the future. Our non U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

o   periodic economic downturns and unstable political environments;
o   price and currency exchange controls;
o   fluctuations in the relative values of currencies;
o unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and
o difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors.

Item 8.  Financial Statements and Supplementary Data.

     The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

    Consolidated Balance Sheets - June 30, 2003 and 2002

    Consolidated Statements of Income - Years ended June 30, 2003, 2002 and 2001

    Consolidated Statements of Stockholders' Equity - Years ended June 30, 2003, 2002 and 2001

    Consolidated Statements of Cash Flows - Years ended June 30, 2003, 2002 and 2001

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

Report of Independent Auditors

The Stockholders and Board of Directors
The Hain Celestial Group, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, in fiscal year 2002, the Company changed its method of accounting for goodwill and other intangible assets.

                                               /s/ Ernst & Young LLP

Melville, New York
August 28, 2003

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                 June 30,
                                                        ------------------------
                                                            2003          2002
                                                        ------------------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                 $ 10,984      $ 7,538
Accounts receivable, less allowance for doubtful            61,215       49,018
  accounts of $1,748 and $1,002
Inventories                                                 66,444       53,624
Recoverable income taxes, net                                  223        3,677
Deferred income taxes                                        3,171        7,223
Other current assets                                         7,671        5,804
                                                        --------=--   ----------
                                                        -----------   ----------
Total current assets                                       149,708      126,884

Property, plant and equipment, net of accumulated           68,665       69,774
  depreciation and amortization of $31,555 and $22,767
Goodwill                                                   296,508      239,644
Trademarks and other intangible assets, net of              55,975       38,880
  accumulated amortization of $7,377 and $6,966
Other assets                                                10,692        6,001
                                                        -----------   ----------
                                                        -----------   ----------
Total assets                                             $ 581,548    $ 481,183
                                                        ===========   ==========
                                                        ===========   ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                     $ 55,091     $ 46,166
Accrued restructuring and non-recurring charges                619        6,410
Income taxes payable                                         1,867        1,935
Current portion of long-term debt                            8,807        1,431
                                                        -----------   ----------
Total current liabilities                                   66,384       55,942

Long-term debt, less current portion                        59,455       10,293
Deferred income taxes                                       14,912       11,100
                                                        -----------   ----------
Total liabilities                                          140,751       77,335

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000           -            -
  shares, no shares issued
Common stock - $.01 par value, authorized 100,000,000          348          341
  shares, issued 34,810,722 and 34,075,639 shares
Additional paid-in capital                                 364,877      354,822
Retained earnings                                           79,089       51,597
Foreign currency translation adjustment                      4,639          963
                                                        -----------   ----------
                                                           448,953      407,723
Less: 606,619 and 306,917 shares of treasury stock,
      at cost                                              (8,156)      (3,875)
                                                        -----------   ----------
Total stockholders' equity                                 440,797      403,848
                                                        -----------   ----------
Total liabilities and stockholders' equity               $ 581,548    $ 481,183
                                                        ===========   ==========
See notes to consolidated financial statements.

 The Hain Celestial Group, Inc.
 Notes to Consolidated Financial Statements
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                       Year Ended June 30
                                              ----------------------------------
                                                 2003        2002       2001
                                              ----------  ----------  ----------

Net Sales                                      $ 466,459  $ 395,954   $ 345,661
Cost of sales                                     23,456    291,915     234,643
                                              ----------  ----------  ----------
                                              ----------  ----------  ----------
Gross profit                                     143,003    104,039     111,018

Selling, general and administrative expenses      97,279     87,920      71,607
Merger costs                                           -          -       1,032
Restructuring and other non-recurring charges      (435)      4,977           -
Impairment of long-lived assets                        -      3,878           -
                                              ----------  ---------   ----------
Operating income                                  46,159      7,264      38,379

Interest expense (income), net and other
 expenses                                          1,995      2,461      (2,292)
                                              ----------  ---------   ----------
 Income before income taxes                       44,164      4,803      40,671
 Provision for income taxes                       16,672      1,832      17,082
                                              ----------  ---------   ----------
 Net income                                     $ 27,492  $   2,971    $ 23,589
                                              ==========  =========   ==========
Net income per share:
 Basic                                          $    .81  $     .09       $ .71
                                              ==========  =========   ==========
 Diluted                                        $    .79  $     .09       $ .68
                                              ==========  =========   ==========
Weighted average common shares outstanding:
 Basic                                            33,910     33,760      33,014
                                              ==========  =========   ==========
 Diluted                                          34,722     34,744      34,544
                                              ==========  =========   ==========

See notes to consolidated financial statements.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2002 AND 2003
(In thousands, except per share and share data)



                                       Common Stock                                                  Foreign
                                     -------------------  Additional              Treasury Stock     Currency         Comprehensive
                                                 Amount    Paid-in     Retained  ------------------ Translation           Income
                                     Shares     at $.01    Capital     Earnings   Shares    Amount   Adjustment  Total    (Loss)
                                  --------------------------------------------------------------------------------------------------

Balance at June 30, 2000            32,147,261    $ 321   $ 326,641    $ 25,037  100,000   $ (275)              $351,724

Exercise of common stock warrants,      66,419        2         657                                                  659
net of related expenses

Exercise of stock options            1,265,465       13      12,857                                               12,870

Issuance of common stock               191,979        2       5,714                                                5,716

Non-cash compensation charge                                     46                                                   46

Tax benefit from stock options                                3,027                                                3,027

Net income for the period                                                23,589                                   23,589

Comprehensive income:

Net income                                                                                                                $ 23,589

Translation adjustments                                                                               $ (978)      (978)     (978)
                                                                                                                         ----------
Total comprehensive income                                                                                                $ 22,611
                                  -----------------------------------------------------------------------------------------========

Balance at June 30, 2001            33,771,124       338      348,942    48,626  100,000     (275)      (978)    396,653

Exercise of stock options               94,341         1          992                                                993

Purchase of treasury shares                                                      206,917   (3,600)               (3,600)

Issuance of common stock               210,174         2        4,507                                              4,509

Non-cash compensation charge                                       47                                                 47

Tax benefit from stock options                                    334                                                334

Net income for the period                                                 2,971                                    2,971

Comprehensive income:Net income                                                                                    2,971

Translation adjustments                                                                              1,941         1,941     1,941
                                                                                                                           --------
Total comprehensive income                                                                                                 $ 4,912
                                  -----------------------------------------------------------------------------------------========

Balance at June 30, 2002            34,075,639       341      354,822    51,597  306,917    (3,875)    963       403,848

Exercise of stock options               67,521         1          623                                                624

Purchase of treasury shares                                                      299,702    (4,281)              (4,281)

Issuance of common stock               667,562         6        9,206                                              9,212

Non-cash compensation charge                                       46                                                 46

Tax benefit from stock options                                    180                                                180

Net income for the period                                                27,492                                   27,492

Comprehensive income:
Net income                                                                                                                $ 27,492

Translation adjustments                                                                                3,676       3,676      3,676
                                                                                                                         ----------
Total comprehensive income                                                                                                $ 31,168
                                  -------------------------------------------------------------------------------------============

Balance at June 30, 2003            34,810,722     $ 348    $ 364,877  $ 79,089  606,619  $ (8,156)   $ 4,639   $ 440,797
                                  ============================================================================================

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Year Ended June 30,
                                                              -----------------------------------------
                                                                  2003         2002          2001
                                                              -------------  -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 27,492      $ 2,971       $ 23,589
Adjustments to reconcile net income to net cash
  provided by operating activities:
Non-cash restructuring and non-recurring charges,                      -       10,929              -
    including related inventory charges
Non-cash impairment of long-lived assets                               -        3,878              -
Depreciation and amortization of property and equipment            7,610        7,687          6,287
Amortization of goodwill and other intangible assets                 385          249          6,441
Amortization of deferred financing costs                             624          423            107
Provision for doubtful accounts                                      103          551            393
Deferred income taxes                                              7,864         (237)         7,301
Other                                                                 46           47             46
Increase (decrease) in cash attributable to changes in
   operating assets and liabilities, net of amounts
   applicable to aquired businesses:
Accounts receivable                                               (4,973)       1,824         (6,514)
Inventories                                                       (2,742)      (9,179)           848
Other current assets                                              (1,167)      (4,274)           604
Other assets                                                      (1,745)       1,836           (746)
Accounts payable and accrued expenses                             (9,320)      (7,494)       (19,119)
Accrued restructuring and non-recurring charges                   (5,805)       6,410              -
Recoverable income taxes                                           3,389        6,637            577
Tax benefit of nonqualified stock options                            180          334          3,027
                                                              -----------  -----------  -------------
Net cash provided by operating activities                         21,941       22,592         22,841
                                                              -----------  -----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                 (57,528)     (13,568)       (37,184)
Purchases of property and equipment                               (9,157)     (21,341)       (13,474)
                                                              -----------  -----------  -------------

Net cash used in investing activities                            (66,685)     (34,909)       (50,658)
                                                              -----------  -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from bank revolving credit facility, net    49,450            -          4,400
Payments on economic development revenue bonds                      (500)        (459)          (366)
Costs in connection with bank financing                             (220)        (249)        (1,369)
Purchase of treasury stock                                        (4,281)      (3,600)             -
Proceeds from exercise of options and stock purchase plan,           624        1,071         13,685
   net of related expenses
Proceeds (repayments) of other long-term debt, net                 4,100       (3,275)          (217)
                                                              -----------  -----------  -------------
Net cash provided by (used in) financing activities               49,173       (6,512)        16,133
                                                              -----------  -----------  -------------
Effect of exchange rate changes on cash                             (983)        (276)            19
                                                              -----------  -----------  -------------
Net increase (decrease) in cash and cash equivalents               3,446      (19,105)       (11,665)
Cash and cash equivalents at beginning of year                     7,538       26,643         38,308
                                                              -----------  -----------  -------------
Cash and cash equivalents at end of year                        $ 10,984      $ 7,538       $ 26,643
                                                              ===========  ===========  =============


See notes to consolidated financial statements.

     1. BUSINESS The Hain Celestial Group (herein referred to as "the Company", "we","us" and "our") is a natural, organic, specialty and snack food company. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Gaston's(R), Lima(R), Biomarche(R), Grains Noirs(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). Our principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

     We operate in one business segment: the sale of natural, organic and other food and beverage products. During the three years ended 2003, approximately 42%, 54% and 51% of our revenues were derived from products that are manufactured within our own facilities with 58%, 46% and 49% produced by various co-packers. In fiscal 2003, 2002 and 2001, there were no co-packers who manufactured 10% or more of our co-packed products.

2.   BASIS OF PRESENTATION

     Our consolidated financial statements include the accounts of The Hain Celestial Group, Inc. and all wholly-owned subsidiaries. In the Notes to Consolidated Financial Statements, all dollar amounts, except per share data, are in thousands unless otherwise indicated.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit
Risk

     We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While two of our customers represent 25%, 27% and 29% of our trade receivables balance as of June 30, 2003, 2002 and 2001, respectively, we believe there is no credit exposure at this time.

     Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance ($6 million at June 30, 2003 and $5 million at June 30, 2002) could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable has been within our expectations and no significant write-offs have occurred; however, during the fourth quarter of 2003, we reduced our chargebacks receivable by $1.5 million.

     During the year  ended  June 30,  2003,  sales to two  customers  and their
affiliates   approximated  18%  and  15%.  These  two  customers  accounted  for approximately 17% and 15% in 2002 and approximately 18% each of sales in 2001.

Inventory

     Our inventory is valued at the lower of cost or market. Cost has been determined principally using standard costs utilized under the first-in, first-out method. We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

     Our property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease life, whichever is shorter. We believe the asset lives assigned to our property, plant and equipment are within ranges generally used in food manufacturing and distribution businesses. Our manufacturing plants and distribution centers, and their related assets, are periodically reviewed to determine if any impairment exists by analyzing underlying cash flow projections. At this time, we believe no impairment exists on the carrying value of such assets. Ordinary repairs and maintenance are expensed as incurred. We utilize the following ranges of asset lives:
         Buildings and improvements         10-31 years
         Machinery and equipment                     5-10 years
         Furniture and fixtures                      3-7 years
         Leasehold improvements                      3-10 years

Intangibles

     Goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life unless the asset is determined to have an indefinite useful life. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested annually for impairment.
Revenue Recognition and Sales Incentives

     Sales are recognized upon the shipment of finished goods to customers and are reported net of sales incentives. Allowances for cash discounts and returns are recorded in the period in which the related sale is recognized.

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." Under the consensus, certain sales incentives must be recognized as a reduction of sales rather than as an expense (we included such sales incentives within selling, general and administrative expenses). In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Statement Characterization of Consideration from a Vendor to a Retailer," which expanded upon the types of consideration paid by vendors to retailers which are to be considered sales incentives and, accordingly, should be classified as a reduction of sales rather than as a component of selling, general and administrative expenses. In November 2001, the EITF reached a consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of A Vendor's Product," which provides interpretative guidance to Issues 00-14 and 00-25. Our statements of income reflect the adoption of these EITF consensuses by the classification of certain vendor promotional allowances and other sales incentives as reductions of sales rather than as selling expenses as had been the predominant industry and company practice in the past. The sales amounts for 2003 and 2002 are in conformity with those EITF consensuses, which were adopted by us effective January 1, 2002. To provide comparability, upon adoption of these consensuses, the sales amount for 2001 was restated by reclassifying promotional allowances and other sales incentives of $67.2 million. The adoption of these EITF consensuses had no impact on income or cash flows.

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

Advertising Costs

     Media advertising costs, which are included in selling, general and administrative expenses, amounted to $5.6, $4.8 and $1.6 million for fiscal 2003, 2002 and 2001, respectively. Such costs are expensed as incurred.

Income Taxes

     We follow the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted rates in effect in the years in which the differences are expected to reverse.

Shipping and Handling Costs

     We include the costs associated with shipping and handling of our inventory as a component of cost of sales.

Fair Values of Financial Instruments

     At June 30, 2003 and 2002, we had $0.2 and $3.6 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2003 and 2002, the carrying values of these money market securities approximate their fair values.

     We believe that the interest rates charged on our debt instruments approximate current borrowing rates and, accordingly, the carrying amounts of such debt at June 30, 2003 and 2002 approximate fair value.

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

     Pro forma information regarding earnings and earnings per share is required by SFAS No. 123, and has been determined as if we have accounted for our stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates ranging from 4% to 6.77%; no dividend yield; volatility factors of the expected market price of our common stock of approximately 55% for fiscal 2003 and 93% for fiscal 2002 and 2001; and a weighted-average expected life of the options of five years in each year.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information is as follows:

                                          2003        2002        2001
                                      ----------  -----------  ----------
Net income, as reported                $ 27,492      $2,971    $ 23,589
Non-cash compensation charge net of
 related tax effects                         30          30          30
Stock-based employee compensation
 expense determined under fair value
 method, net of related tax effects    (11,365)    (15,165)    (15,074)
                                      ---------- -----------  ----------
Pro forma net income (loss)            $ 16,157  $ (12,164)      $8,545
                                      ========== ===========  ==========
Basic net income per common share:
  As reported                             $ .81      $  .09       $ .71
  Pro forma                               $ .48     $ (.36)       $ .26
Diluted net income per common share:
  As reported                             $ .79      $  .09       $ .68
  Pro forma                               $ .47     $ (.36)       $ .25

Accounting for the Impairment of Long-Lived Assets

     During 2002, we accounted for the impairment of long-lived assets, other than goodwill and other indefinite life intangibles, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the asset may not be recoverable. We perform such a review at each balance sheet date whenever events and circumstances have occurred that indicate possible impairment. We consider continued operating losses and significant and long-term changes in prevailing market conditions to be the primary indicators of potential impairment. In accordance with SFAS No. 121, we use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable. During fiscal 2002, as part of the expected Health Valley Irwindale manufacturing facility sale (see Note 5),we recorded a $3.7 million impairment charge to reduce the Health Valley plant's manufacturing assets to their net realizable value.

     Effective July 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121; however, it retains fundamental provisions related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived assets group to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until disposed of, and establishes more restrictive criteria regarding classification of an asset group as "held for sale."

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

     There have been no disposal activities since adoption of SFAS No. 144 and, therefore, the adoption of that statement had no effect on our financial statements.

Deferred Financing Costs

     Eligible costs associated with obtaining debt financing are capitalized and amortized over the related term of the applicable debt instruments, which approximates the effective interest method.

Earnings Per Share

     We report basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

     The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.


                                                   2003      2002       2001
                                              -------------------------------
Numerator:
Net income                                     $ 27,492   $ 2,971   $ 23,589
                                              ===============================
Denominator (in thousands):
Denominator for basic earnings per
 share - weighted average shares outstanding
 during the period                               33,910    33,760     33,014
Effect of dilutive securities
 Stock options                                      653       802      1,304
 Warrants                                           159       182        226
                                              -------------------------------
                                                    812       984      1,530
                                              -------------------------------
Denominator for diluted earnings per
 share - adjusted weighted average shares
 and assumed conversions                         34,722    34,744     34,544
                                              ===============================
Basic net income per share                     $    .81  $    .09   $    .71
                                              ===============================
Diluted net income per share                   $    .79  $    .09   $    .68
                                              ===============================

     Options and warrants totaling 4,528,953 in 2003, 4,068,369 in 2002, and 1,481,950 in 2001, were excluded from our earnings per share computations as their effects would have been anti-dilutive.
Reclassifications

     We have made certain  reclassifications  to the prior  years'  consolidated
financial   statements  and  notes  thereto  to  conform  to  the  current  year presentation.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

     Our results for the year ended June 30, 2002, include the effect of adopting SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $6.1 million reduction ($4.0 million, net of tax) in amortization expense and $.12 increases in both basic and diluted earnings per share. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life unless the asset is determined to have an indefinite useful life.

     The following table reflects consolidated results of operations (net of tax effect) adjusted as though the adoption of SFAS No. 141 and 142 occurred as of the beginning of the year ended June 30, 2001.

                                                  2001
                                            --------------
 Net income as reported                        $23,589
   Goodwill and indefinite-life
   intangibles amortization, net of tax          4,000
                                            --------------
  Net income as adjusted                       $27,589
                                            ==============
 Basic earnings per common share:
  As reported                                   $ 0.71
                                            ==============
  As adjusted                                   $ 0.84
                                            ==============
 Diluted earnings per common share:
  As reported                                   $ 0.68
                                            ==============
  As adjusted                                   $ 0.80
                                            ==============

     At June 30, 2003, included in trademarks and other intangible assets on the balance sheet, is approximately $3.0 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives. Goodwill must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. We perform a test for impairment during the fourth quarter of our fiscal year. In accordance with SFAS No. 142, we have evaluated the fair value of our reporting units and compared those values to the carrying values of their related goodwill and indefinite-life intangible assets, and based on such evaluations, no impairment existed at July 1, 2001 or through June 2003. The $6.1 million pre-tax reduction of intangible amortization expense recognized during the year ended June 30, 2002 represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to July 1, 2001 and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks. The following table reflects the components of trademarks and other intangible assets:
                                   2003                         2002
                      -------------- ------------- --------------- -------------
                      Gross Carrying  Accumulated  Gross Carrying   Accumulated
                          Amount      Amortization     Amount       Amortization
                      -------------- ------------- --------------- -------------
Amortized intangible
  assets:
Other intangibles        $ 3,041          $ 893       $ 1,790          $ 482
Non-amortized
  intangible assets:
  Trademarks              60,311          6,484        44,056          6,484

5.  2002 RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     During the fourth quarter of fiscal 2002, we recorded charges aggregating $21.3 million, before taxes, related to the expected sale of our Health Valley facility in Irwindale, California ($11.3 million) and the discontinuance of our supplements business ($7.9 million) and Weight Watchers license ($2.1 million). Approximately $17.9 million of these charges were noncash in nature.

     Our Health Valley facility charge included $7.6 million of restructuring and non-recurring charges associated with reduced values of inventories of raw ingredients and packaging, certain lease obligations and other items. Of this $7.6 million of charges, our 2002 gross profit was reduced by $5.5 million charged to cost of sales as required by accounting rules. In addition, we recorded $3.7 million of impairment charges to reduce the Health Valley plant's manufacturing assets to their net realizable value. At June 30, 2002, we accrued $2.1 million of future costs associated with this charge primarily relating to lease exit costs relating to incremental costs and contractual obligations and other facility exit costs expected to be incurred as part of this sale. Additional restructuring charges of approximately $.4 million were incurred during the year ended June 30, 2003 for severance liabilities and related employee costs and trade items that could not be accrued at June 30, 2002. In addition, at the time of lease termination in fiscal 2003, we were able to reduce our potential lease exit costs by $.9 million, which was recorded as a credit to restructuring and other non-recurring charges. Through June 30, 2003, approximately $1.1 million was charged against the Health Valley facility charge accrual in the aggregate.

     We also discontinued our supplements business at Celestial Seasonings, and did not renew our license to sell certain Weight Watchers products. In connection with these 2002 discontinuances, we recorded charges of $7.9 million related to supplements principally for inventories, packaging and trade items. Of this $7.9 million charge, $6.2 million had the effect of reducing our 2002 gross profit. The charge for the non-renewal of the Weight Watchers license amounted to $2.1 million, principally for inventories, packaging and trade items, of which $.7 million reduced our 2002 gross profit. At June 30, 2002, we accrued $3.1 and $1.2 million for future costs associated with the Celestial Seasonings supplements and Weight Watchers license discontinuances, respectively. These future costs primarily related to anticipated sales returns resulting from the discontinuance notification, other trade incentives, employee severance costs and other items. At June 30, 2003, it was determined that $2 million of the accruals for anticipated sales returns and other trade incentives would no longer be required and therefore, such amount was reversed. Through June 30, 2003, approximately $1.8 million has been charged against these accruals in the aggregate.

     At June 30, 2003, our balance sheet includes the above-described aggregate of $.6 million of accrued restructuring and non-recurring charges, substantially all of which are expected to be paid during 2004.

6. ACQUISITIONS

Fiscal 2003

     On June 17, 2003, we acquired 100% of the stock of privately-held Acirca, Inc., the owner of the Walnut Acres Certified Organic(R) brand of organic fruit juices, soups, pasta sauces and salsas. Since June 2000, the financial and investment group Acirca, Inc. has expanded Walnut Acres, its premier certified organic food and beverage brand, by integrating a series of organic brands including Mountain Sun(R), ShariAnn's(R), Millina's Finest(R), and Frutti di Bosco(R) into its Walnut Acres flagship. The acquisition of these product lines allows us to add natural and organic juices and sauces to our product offerings, and enhance our offerings of soups and salsas. The purchase price consisted of approximately $9 million in cash, 134,797 shares of our common stock valued at $2.2 million, plus the assumption of certain liabilities. At June 30, 2003, goodwill (not deductible for tax purposes) from this transaction was estimated to be $14.2 million.

     On December 2, 2002, we acquired substantially all of the assets and assumed certain liabilities of privately-held Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage company specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic frozen desserts in the U.S., Canada, and Europe.

     The acquisition of these product lines is expected to enhance our existing market positions in non-dairy beverages and soups while adding frozen dessert products to our offerings to customers. The purchase price consisted of approximately $44.2 million in cash, 532,765 shares of our common stock valued at $7 million, plus the assumption of certain liabilities. At June 30, 2003, goodwill (deductible for tax purposes) from this transaction was valued at $35.8 million, trademarks and other non-amortizable intangibles were $15.7 million, and patents and other amortizable intangibles were valued at $1.5 million.

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Acirca and Imagine at the dates of the acquisitions:

   Current assets                       $17,714
   Property and equipment                 2,409
                                  ------------------
                                  ------------------

   Total assets                          20,123
   Liabilities assumed                   14,937
                                  ------------------
                                  ------------------
   Net assets acquired                  $ 5,186
                                  ==================

     The balance sheet at June 30, 2003, includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We have completed substantially all of the procedures required to finalize the purchase price allocation for Imagine, while such procedures required for Acirca are in the early stages and are expected to be completed during 2004.

     Our results of operations for the years ended June 30, 2003 and 2002 include the results of the above described acquisitions from their respective dates of acquisition. Unaudited pro forma results of operations reflecting the above acquisitions as if they occurred at the beginning of the periods presented would have been as follows:
                                      2003               2002
                                 -------------     ---------------
                                 -------------     ---------------
    Net sales                       $ 524,176         $ 473,169
    Net income (loss)                  20,142          (12,916)
    Income (loss) per share:
      Basic                              0.59            (0.38)
      Diluted                            0.57            (0.38)
    Weighted average shares:
      Basic                            34,261           34,428
      Diluted                          35,073           34,428

     In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the Acirca and Imagine acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

     On May 14, 2003, our subsidiary in Belgium acquired Grains Noirs, N.V., a Belgian producer and marketer of fresh prepared organic appetizers, salads, sandwiches and other full-plated dishes. The purchase price paid was approximately $2.2 million in cash. The net assets acquired, as well as the sales and results of operations of Grains Noirs, are not material and, therefore, have not been included in the detailed information about our acquisitions.

Fiscal 2002

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

     The purchase price was paid by $15.6 million in cash and the issuance of 205,128 shares of our common stock valued at $4.4 million.

     The value assigned to the common stock was determined based on the average market price of our common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The aggregate purchase price paid over the net assets acquired amounted to approximately $15.6 million (included in goodwill, and currently not tax deductible). Based on an independent valuation analysis, the excess cost over net assets acquired was allocated between goodwill and trademarks, which will not amortize under SFAS No. 142.

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.
                                               December 10, 2001
                                             -------------------
  Current assets                                     $ 6,770
  Property, plant & equipment and other
    long-term assets                                   3,990
                                             -------------------
  Total assets                                        10,760
  Liabilities and debt instruments assumed             6,360
                                             -------------------
  Net assets acquired                                $ 4,400
                                            ====================

     The above purchase price excludes the amount of contingency payments we are obligated to pay the former owner of Lima. The contingency payments are based on the achievement by Lima of certain financial targets over the 2.5 years following the date of acquisition. Such payments, which could total $2.5 million, will be charged to goodwill if and when paid. During fiscal 2003, $.5 million in contingency payments were made.

Fiscal 2001

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

     Unaudited pro forma results of operations for the years ended June 30, 2002 and 2001 reflecting the above fiscal year 2002 and 2001 acquisitions as if they occurred at the beginning of such years would not be materially different than the actual results for those years.

     The above acquisitions have been accounted for as purchases and, therefore, operating results of the acquired businesses have been included in the accompanying financial statements from the dates of acquisition.

7.   INVENTORIES

     Inventories consist of the following at June 30:

                                                       2003        2002
                                                  ----------- -----------
     Finished goods                                 $ 43,022    $ 35,158
     Raw materials, work-in-process and packaging     23,422      18,466
                                                  ----------- -----------
                                                    $ 66,444    $ 53,624
                                                  =========== ===========
8.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at June 30:

                                                  2003         2002
                                            -----------  ------------
Land                                            $6,913       $6,852
Buildings and improvements                      24,448       25,537
Machinery & equipment                           61,949       46,036
Furniture and fixtures                           2,383        2,336
Leasehold improvements                           1,457        1,018
Construction in progress                         3,070        5,993
Health Valley plant assets held for sale             -        4,769
                                            ----------  ------------
                                               100,220       92,541
Less:
 Accumulated depreciation and amortization      31,555       22,767
                                            ----------  ------------
                                              $ 68,665     $ 69,774
                                            ==========  ============

     Included within machinery and equipment are assets held under capital leases with net book values at June 30, 2003 and 2002 of $3.9 million and $2.0 million, respectively.

9.       LONG-TERM DEBT

Long-term debt at June 30 consists of the following:
                                                            2003         2002
                                                     ------------ ------------
Senior Revolving Credit Facilities payable to banks     $ 53,850       $4,400
Capital leases on machinery and equipment                  3,632        1,828
Other debt instruments                                     6,672          888
Economic Development Revenue Bonds due in
 monthly installments through November 1, 2009;
 interest payable monthly at variable rates                4,108        4,608

                                                     ------------ ------------
                                                          68,262       11,724
Current Portion                                            8,807        1,431
                                                     ------------ ------------
                                                        $ 59,455     $ 10,293
                                                     ============ ============

     We have a $240 million Credit Facility with a group of banks (the "Credit Facility"), which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 25, 2004. The Credit Facility is unsecured, but is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. During Fiscal 2003, our average interest rate was 2.9%. As of June 30, 2003, $53.9 million was borrowed under the Credit Facility at an average interest rate of 2.7%.

Capital Leases

     Capital leases on machinery and equipment of $3.6 million bear interest at rates ranging from 4.0% to 12.25% and are due in monthly installments through May 2007.

The aggregate minimum future lease payments for all capital leases at June 30, 2003 are as follows:

                  2004         $2,056
                  2005          1,232
                  2006            278
                  2007             66
                         ------------
                         ------------
                              $ 3,632
                         ============

Other Debt Instruments

     Other debt instruments consist of borrowings by our European business under several arrangements with a member of the group of banks that provide our Credit Facility. These borrowings include $3.1 million under revolving credit facilities with interest at rates ranging from 3.8% to 4.2%, and notes payable of $3.6 million, of which approximately $2.3 million is payable in quarterly installments plus interest at 4.85% over a five year period through May 2008, and approximately $1.3 million, which is due in September 2003 with interest at 3.7%.

Economic Development Bonds

     Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (1.4% at June 30, 2003) and are secured by a letter of credit. The Bonds mature November 1, 2009. The Bonds can be tendered monthly to the Bond trustee at face value plus accrued interest, with payment for tendered Bonds made from drawdowns under a letter of credit facility which expires November 2004.

Maturities of all debt instruments at June 30, 2003, are as follows:

               2004              $8,807
               2005              54,705
               2006               1,460
               2007               1,237
               2008               1,215
               Thereafter           838
                          -------------
                          -------------
                               $ 68,262
                          =============

     Interest paid (which approximates the related expense) during the years ended June 30, 2003, 2002 and 2001 amounted to $1,566, $893 and $412 respectively.

10.      INCOME TAXES

    The provision for income taxes for the years ended June 30, 2003, 2002 and 2001 is presented below.
                                  2003       2002        2001
                              ---------  ----------  ----------
Current:
Federal                        $ 4,906     $ (130)     $ 8,145
State                            1,530        (15)       1,480
Foreign                          2,372       2,214         156
                              ---------  ----------  ----------
                                 8,808       2,069       9,781
Deferred Federal and State       7,864       (237)       7,301
                              ---------  ----------  ----------
Total                          $16,672     $ 1,832     $17,082
                              =========  ==========  ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of our deferred tax asset/(liability) as of June 30 are as follows:

                                                      2003            2002
                                             -------------- ---------------
Current deferred tax assets:
 Basis difference on inventory                      $1,726          $1,663
 Allowance for doubtful accounts                       800             284
 Net operating loss carryforwards                        -           1,331
 Reserves not currently deductible                     645           3,945
                                             -------------- ---------------
Current deferred tax assets                          3,171           7,223
                                             -------------- ---------------
Noncurrent deferred tax liabilities:
 Difference in amortization                       (10,120)         (7,596)
 Basis difference on property and equipment        (4,792)         (3,504)
                                             -------------- ---------------
Noncurrent deferred tax liabilities               (14,912)        (11,100)
                                             -------------- ---------------
                                                $ (11,741)       $ (3,877)
                                             ============== ===============

     Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company's provision for income taxes for the years ended June 30 are as follows:

                              2003     %       2002       %      2001     %
                            -------- ------ --------- -------- -------- ------
Expected U.S. federal
 income tax at
 statutory rate             $15,457  35.0%  $ 1,681    35.0%    $14,235  35.0%
State income taxes,
 net of federal benefit       1,653    3.7     (46)     (.9)      1,949    4.8
Goodwill amortization             -      -        -        -      1,535    3.8
Foreign income at
 different rates                297    0.7      277      5.7          -      -
Other                         (735)  (1.7)     (80)    (1.7)      (637)  (1.6)
                           --------- ------ --------- -------- ----------------
Provision for income taxes  $16,672  37.7%  $ 1,832    38.1%    $17,082  42.0%
                           ========= ====== ========= ======== ================

     Income taxes paid (refunded) during the years ended June 30, 2003, 2002 and 2001 amounted to $5.2 million, $(5.1) million and $6.1 million, respectively.

11.      STOCKHOLDERS' EQUITY

Common Stock

     As part of the Yves and Fruit Chips acquisitions consummated during fiscal 2001, 185,330 common shares were issued to the sellers, valued at approximately $5.6 million in the aggregate.

     As part of the Lima acquisition consummated during fiscal 2002, 205,128 common shares were issued to the sellers, valued at approximately $4.4 million.

     As part of the Imagine and Acirca acquisitions consummated during fiscal 2003, 667,562 common shares were issued to the sellers, valued at approximately $9.2 million in the aggregate.
Preferred Stock

     We are authorized to issue "blank check" preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2003 and 2002, no preferred stock was issued or outstanding.

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

     In connection with an acquisition in 1997, we issued warrants to Argosy Investment Corp. ("Argosy") to acquire 100,000 shares of our common stock at an exercise price of $12.688. In fiscal 2003 and 2002, Argosy exercised no warrants. In fiscal 2001, Argosy exercised 26,666 of these warrants, resulting in proceeds of $.3 million.

     In fiscal 2001, Argosy exercised warrants previously granted in 1994 to acquire 104,100 of our common stock at an exercise price of $3.25. At June 30, 2003, 322,764 warrants remain available for exercise.

12.      STOCK OPTION PLANS

Hain

     In December 1994, we adopted the 1994 Long-Term Incentive and Stock Award Plan, which amended and restated our 1993 stock option plan. On December 9, 1997, the stockholders of Hain approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 345,000 to 1,200,000 shares. In December 1998, the plan was further amended to increase the number of shares issuable by 1,200,000 bringing the total shares issuable under this plan to 2,400,000. In December 1999, the plan was further amended to increase the number of shares issuable by 1,000,000 bringing the total shares issuable under this plan to 3,400,000. In May 2000, the plan was further amended to increase the number of shares issuable by 3,000,000 bringing the total shares issuable under this plan to 6,400,000. The plan provides for the granting of incentive stock options to employees, directors and consultants to purchase shares of our common stock. All of the options granted to date under the plan have been incentive and non-qualified stock options providing for exercise prices equivalent to the fair market price at date of grant, and expire ten years after date of grant. Vesting terms are determined at the discretion of the Company. During 2001, options to purchase 1,352,850 shares were granted at prices ranging from $27.125 to $36.6875 per share. During 2002, options to purchase 1,688,900 shares were granted at prices ranging from $15.42 to $22.72 per share. During 2003, options to purchase 565,000 shares were granted at prices ranging from $12.13 to $16.30. At June 30, 2003, 167,032 options were available for grant under this plan.

     In October 2002, we adopted a new Long-Term Incentive and Stock Award Plan. The plan provides for the granting of stock options and other equity awards to employees, directors and consultants to purchase shares of our common stock. An aggregate of 1,600,000 shares of common stock have been reserved for issuance under this plan. All of the options granted to date under the plan have been incentive and non-qualified stock options providing for exercise price equivalent to the fair market price at the date of grant and expire ten years after the date of grant. Vesting terms are determined at the discretion of the company. During 2003, options to purchase 1,471,200 were granted at prices ranging from $11.84 to $16.24 per share. At June 30, 2003, 129,400 options were available for grant under this plan.

     Our Chief Executive Officer ("CEO") was granted options to purchase 125,000 shares of common stock at $4.8125 per share on the date of grant (June 30, 1997) pending approval of an increase in the number of shares available for grant (approved by shareholders on December 9, 1997). We incur a straight line non-cash compensation charge ($46 annually) over the ten-year vesting period based on the excess ($.5 million) of the market value of the stock options ($8.50 per share) on December 9, 1997 over the $4.8125 per share market value on the date of grant.

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

     In May 2000, we adopted a new Directors Stock Option Plan. The plan provides for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. At June 30, 2001, no options were granted under this plan. During 2002, options for an aggregate of 255,000 shares were granted at prices ranging from $20.01 to $26.44 per share. During 2003, options for an aggregate of 300,000 shares were granted at prices ranging from $12.13 to $17.88. At June 30, 2003 195,000 options were available for grant under this plan.

     We also have a 1993 Executive Stock Option Plan pursuant to which we granted our CEO options to acquire 600,000 shares of our common stock. These options are fully vested and exercisable. The exercise price of options designed to qualify as incentive options is $3.58 per share and the exercise price of non-qualified options is $3.25 per share. During fiscal 2001, options to purchase 65,000 shares were exercised. No exercises were made during fiscal 2002 or 2003. These options expire during the 2003 calendar year.

Celestial Seasonings

     In 1991, Celestial Seasonings granted options to an executive officer of Celestial Seasonings to purchase 241,944 shares of common stock in connection with capital contributions made by the officer and certain other agreements. Such options were immediately vested at the grant date, are exercisable at a weighted average price per share of $3.90 and expire in 2031.

     During 1993, Celestial Seasonings adopted an incentive and non-qualified stock option plan that provided for the granting of awards for up to 331,430 shares of Celestial Seasonings common stock. Options granted at the time of Celestial Seasonings initial public offering in 1993 vested over one-year and five-year periods. Options granted subsequent to Celestial Seasonings initial public offering generally vested over a five-year period. Options expire ten years from the grant date.

     In 1993, Celestial Seasonings granted options to purchase 25,300 shares of Celestial Seasonings common stock to a director of Celestial Seasonings. The options vested over a three-year period and expire ten years from the grant date. During fiscal 2001, all of these options were exercised.

     In 1995, Celestial Seasonings adopted a non-qualified stock option plan for non-employee directors. The plan provides for up to 189,750 shares of Celestial Seasonings common stock for issuance upon exercise of options granted to non-employee directors and in lieu of meeting fees paid to non-employee directors. The options vest over a one-year period and expire ten years from the grant date.

     During 1998, Celestial Seasonings amended this plan to provide each non-employee director an initial grant of an option to purchase 12,650 shares and an annual grant, commencing in 1999, of an option to purchase 5,060 shares. Effective May 30, 2000, no further grants are available under this plan.

     In 1997, Celestial Seasonings granted options to an executive officer of Celestial Seasonings to purchase 417,450 shares of Celestial Seasonings common stock. The options were granted in connection with the officer's employment agreement, initially vested over a five-year period, are exercisable at $8.70 per share and expire ten years from the grant date. During 2001, all of these options were exercised.

Employee Stock Purchase Plan

     Under the Celestial Seasonings Employee Stock Purchase Plan, Celestial Seasonings was authorized to issue up to 66,286 shares of common stock to its full-time employees, nearly all of whom were eligible to participate. Under the terms of the plan, employees could choose each year to have up to 10% of their annual base earnings withheld to purchase Celestial Seasonings common stock. The purchase price of the stock was equal to 85 percent of the lower of the market price at the beginning or end of each six month participation period. Approximately 30 percent of eligible Celestial Seasonings employees participated in the plan. Under the plan, Celestial Seasonings sold approximately 5,000 shares for the year ended June 30, 2002 and 5,300 shares for the year ended June 30, 2001. As of December 31, 2001, this plan was terminated.

     A summary our stock option plans' activity for the three years ended June30, 2003 follows:

                            2003                   2002                           2001
                    ----------------------------------------------------------------------------
                                 Weighted                Weighted                     Weighted
                                  Average                 Average                      Average
                                 Exercise                Exercise                     Exercise
                     Options      Price      Options       Price        Options         Price
                    ----------------------------------------------------------------------------
Outstanding at
 beginning of year    6,023,383  $ 18.72    4,240,741    $ 18.01       3,997,106      $ 12.91
Granted               2,347,700    12.92    1,943,900      19.70       1,537,850        27.55
Exercised              (67,821)     9.24     (94,341)       9.12     (1,265,465)        10.16
Terminated             (36,541)    23.17     (66,917)      23.27        (28,750)        20.12
                    ---------------------- ---------- ------------- --------------- ------------
Outstanding at end
 of year              8,266,721  $ 17.75    6,023,383    $ 18.72       4,240,741      $ 18.01
                    ====================== ========== ============= =============== ============
Exercisable at end
 of year              6,675,738  $ 18.18    4,482,182    $ 18.14       3,444,219      $ 16.17
                    ====================== ========== ============= =============== ============
Weighted average
 fair value of
 options granted
 during year            $ 12.95               $ 14.23                    $ 20.24
                    ===================== ======================== =============== ============


     The following table summarizes information for stock options outstanding at June 30, 2003:

                              Options Outstanding                     Options Exercisable
-------------------------------------------------------------------  ----------------------
                      Options                           Weighted       Options    Weighted
                    Outstanding    Weighted Average     Average      Exercisable  Average
    Range of           as of         Remaining          Exercise        as of     Exercise
 Exercise Prices     06/30/2003   Contractual Life       Price       06/30/2003    Price
-------------------------------------------------------------------  ----------------------
                                    (In Years)
 $2.94 - $6.75      1,003,981           8.1              $ 3.86        1,003,981   $ 3.86
  6.76 - 12.50      1,434,641           9.3               11.79          511,541    11.69
 12.51 - 17.65      1,754,146           7.6               15.57        1,682,846    15.57
 17.66 - 19.19      1,063,400           8.2               18.06          643,700    18.06
 19.20 - 22.73      1,234,430           7.1               20.96        1,112,580    20.86
 22.74 - 25.68        172,580           4.4               23.52          172,580    23.52
 25.69 - 29.35      1,341,493           7.1               26.80        1,286,460    26.77
 29.36 - 33.01        221,550           7.3               31.50          221,550    31.50
 33.02 - 38.38         40,500           7.0               35.53           40,500    35.53
                ------------------------------------------------    -----------------------
                    8,266,721           7.1              $17.13        6,675,738   $17.65
                ============== =================================    =======================


     Shares of Common Stock reserved for future issuance as of June 30, 2003 are as follows:
             Stock options                         8,758,153
             Warrants                                396,098
                                      -----------------------
                                                   9,154,251
                                      =======================

 The Hain Celestial Group, Inc.
 Notes to Consolidated Financial Statements

13.      LEASES

     Our corporate headquarters are located in approximately 35,000 square feet of leased office space in Melville, New York, under a lease which expires in December 2012. In addition, the Company leases manufacturing and warehouse space under leases which expire through 2007. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

     The aggregate minimum future lease payments for these operating leases at June 30, 2003, are as follows:

       2004                          $ 3,332
       2005                            2,749
       2006                            2,841
       2007                            2,809
       2008                            1,509
       Thereafter                      6,797
                                -------------
                                     $20,037
                                =============

     Rent expense charged to operations for the years ended June 30, 2003, 2002 and 2001 was approximately $4,200, $3,804 and $3,442, respectively.

14. SEGMENT INFORMATION

     Our company is engaged in one business segment: the manufacturing, distribution and marketing of natural and organic food and beverage products. We define business segments as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by a chief operating decision maker or group.

     Outside the United States, we primarily conduct business in Canada and Europe. We have grouped Canada and Europe together as "other" because they are individually not significant enough to warrant separate geographic disclosure. During fiscal year 2001, sales to unaffiliated customers outside the United States were less than 5% of total net sales.

     Selected information related to our operations by geographic area are as follows:
                                             2003                   2002
                                    --------------------------------------------
                                       United                United
                                       States     Other      States      Other
                                    --------------------------------------------
Net sales                            $ 385,569   $80,890   $ 339,343    $56,611
Earnings (loss) before income taxes     37,287     6,877       (734)      5,537
Net assets                             398,014    42,783     362,482     41,366

 The Hain Celestial Group, Inc.
 Notes to Consolidated Financial Statements

15.      DEFINED CONTRIBUTION PLANS

     We have a 401(k) Employee Retirement Plan ("Plan") to provide retirement benefits for eligible employees. All full-time employees of Hain and our domestic subsidiaries who have attained the age of 21 are eligible to participate upon completion of 30 days of service. The subsidiary Yves Veggie Cuisine has its own separate Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Yves who meet eligibility requirements may participate in that plan. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2003, 2002 and 2001, we made contributions to the Plan of $228, $372 and $614, respectively.

16.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Exit or Disposal Activity

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that we may initiate after December 31, 2002. There have been no disposal or exit activities since adoption of the statement.

17.      LITIGATION

     From time to time, the Company is involved in litigation, incidental to the conduct of its business. In the opinion of management, disposition of pending litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

 The Hain Celestial Group, Inc.
 Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.  Controls And Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

(b)      Changes in Internal Controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-K.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13, "Certain Relationships and Related Transactions", and Item 14, "Principal Accountant Fees and Services" have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 4, 2003, at which meeting the stockholders will vote upon election of the directors. This information in such Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) (1)  List of Financial statements

     Report of Independent Auditors

     Consolidated Balance Sheets - June 30, 2003 and 2002

     Consolidated  Statements  of Income - Years ended June 30,  2003,  2002 and
     2001

     Consolidated Statements of Stockholders' Equity - Years ended June 30, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows - Years ended June 30, 2003, 2002 and 2001

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

4.6
2002 long Term Incentive and Stock Award Plan (incorporated by reference to Appendix A of the Registrant's Notice of annual Meeting of Stockholders and Proxy Statements dated October 14, 2002).

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

10.2
Amendments to the Credit  Agreement dated March 28, 2002 and June 25,
2002 (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Commission on September 30, 2002).

10.2.1
Amendment to the Credit Agreement dated March 25, 2003.

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

10.7
Employment Agreement for Executive Vice President and Chief Financial Officer dated October 1, 2001.

21a       Subsidiaries of Registrant

23.1a     Consent of Independent Auditors - Ernst & Young LLP

31.1a Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2a Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1a Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2a Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 a - Filed herewith

(b)  Reports on Form 8-K

     On May 6, 2003, the Registrant furnished a Form 8-K with respect to the Registrant's press release announcing its financial results for its third quarter ended March 31, 2003.

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

--------------------------------------------------------------------------------------------------------------------
           Column A                      Column B                Column C                 Column D       Column E
--------------------------------------------------------------------------------------------------------------------
                                                                Additions
--------------------------------------------------------------------------------------------------------------------
                                       Balance at      Charged to   Charged to other                     Balance at
                                      beginning of      costs and     accounts -         Deductions        end of
                                         period         expenses       describe           describe         period
--------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 2003
 Deducted from asset accounts:
  Allowance for doubtful accounts       $ 1,002         $ 610          $ 190 (1)         $  54 (2)       $  1,748
Year Ended June 30, 2002
 Deducted from asset accounts:
  Allowance for doubtful accounts       $   815         $ 551          $ 175 (1)         $ 539 (2)       $  1,002
Year Ended June 30, 2001
 Deducted from asset accounts:
  Allowance for doubtful accounts       $   929         $ 393          $  41 (1)         $ 548 (2)       $    815


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

Date: September 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                     Title                           Date

/s/ Irwin D. Simon         President, Chief                September 26, 2003
------------------------   Executive Officer
Irwin D. Simon             and Chairman of the  Board of

/s/ Ira J. Lamel           Executive Vice President
------------------------   and Chief Financial Officer     September 26, 2003
Ira J. Lamel

/s/ Andrew R. Heyer        Director                        September 26, 2003
------------------------
Andrew R. Heyer

/s/ Beth L. Bronner        Director                        September 26, 2003
------------------------
Beth L. Bronner

/s/ Jack Futterman         Director                        September 26, 2003
------------------------
Jack Futterman

/s/ James S. Gold          Director                        September 26, 2003
------------------------
James S. Gold

/s/ Daniel Glickman        Director                        September 26, 2003
------------------------
Daniel Glickman

/s/ Neil Harrison          Director                        September 26, 2003
------------------------
Neil Harrison

/s/ Joseph Jimenez         Director                        September 26, 2003
------------------------
Joseph Jimenez

/s/ Roger Meltzer          Director                        September 26, 2003
------------------------
Roger Meltzer

/s/ Marina Hahn            Director                        September 26, 2003
------------------------
Marina Hahn

/s/ Larry Zilavy           Director                        September 26, 2003
-------------------------
Larry Zilavy