Form 10-K/A
period 2003-06-30
HAIN CELESTIAL GROUP INC
filed 2003-10-03
CIK 910406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                       Documents Incorporated by Reference

                  Document                            Part of the Form 10-K
                                                      into which Incorporated

The Hain Celestial Group, Inc. Definitive             Part III
Proxy Statement for the Annual Meeting
of Stockholders to be Held December 4, 2003


                                EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by The Hain Celestial Group, Inc. for the purpose of correcting certain typographical and formatting errors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (the "10-K"). This Annual Report on Form 10-K/A is substantially identical to the 10-K in all other respects.

                                Table of Contents

Part I

 Item 1.    Business
            Note Regarding Forward Looking Information                   1
            General                                                      1
            Product Overview                                             3
            Products                                                     4
            New Product Initiatives Through Research and Development     4
            Sales and Distribution                                       5
            Marketing                                                    5
            Manufacturing Facilities                                     6
            Suppliers of Ingredients and Packaging                       6
            Co-packed Product Base                                       7
            Trademarks                                                   7
            Competition                                                  8
            Government Regulation                                        9
            Independent Certification                                    10

 Item 2.    Properties                                                   10
 Item 3.    Legal Proceedings                                            11
 Item 4.    Submission of Matters to a Vote of Security Holders          11


Part II

 Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                          11
 Item 6.    Selected Financial Data                                      12-13
 Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13-20

 Item 7A.   Quantitative and Qualitative Disclosures About
            Market Risk                                                  21
 Item 8.    Financial Statements and Supplementary Data                  21-46
 Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                       47

 Item 9A.   Controls and Procedures                                      47

Part III

 Item 10.   Directors and Executive Officers of the Registrant           47
 Item 11.   Executive Compensation                                       47
 Item 12.   Security Ownership and Certain Beneficial Owners
            and Management                                               47
 Item 13.   Certain Relationships and Related Transactions               47
 Item 14.   Principal Accountant Fees and Services                       47

Part IV

 Item 15.   Exhibits, Financial Statement Schedule, and Reports
            on Form 8-K                                                  47-49
            Signatures                                                   51

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



                                                              Common Stock
                                      -------------------------------------------------------------
                                               Fiscal 2003                      Fiscal 2002
                                      ------------------------------     --------------------------
                                          High            Low               High          Low
                                      -------------- ---------------     ------------ -------------
First Quarter                               $ 17.88          $12.13          $ 26.00       $ 18.22
Second Quarter                                16.42           12.65            28.06         18.06
Third Quarter                                 15.82           11.84            26.90         20.01
Fourth Quarter                                17.61           15.14            22.37         15.42
July 1 - September 23, 2003                   20.29           15.85                -             -


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


     The table below sets forth information with respect to our equity compensation plans as of June 30, 2003:


                                                  Number of Securities                                 Number of Securities
                                                    to be Issued Upon                                 Remaining Available for
                                                       Exercise of           Weighted-Average      Future Issuance Under Equity
                                                  Outstanding Options,       Exercise Price of          Compensation Plans
                                                   Warrants and Rights     Outstanding Options,        (excluding securities
Plan Category                                                              Warrants and Rights      reflected in column (a))
                                                 ------------------------ ------------------------ ------------------------------
                                                           (a) (b) (c)

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

Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:


                                                                       Payments Due by Period
                                               -----------------------------------------------------------------------
                                                                      Less than        1 - 3
                                                     Total             1 year          years             Thereafter
                                               ------------------- ----------------- -------------- ------------------
Debt instruments                                         $ 64,630            $6,751       $ 55,826             $2,053
Capital lease obligations                                   3,632             2,056          1,576                  -
Operating leases                                           20,037             3,332          8,399              8,306
                                               ------------------- ----------------- -------------- ------------------
Total contractual cash
   obligations                                           $ 88,299          $ 12,139       $ 65,801           $ 10,359
                                               =================== ================= ============== ==================


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

Supplementary Quarterly Financial Data:

     Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2003 and 2002 is summarized as follows:


                                                                      Three Months Ended
                                           --------------------------------------------------------------------------
                                           September 30,            December 31,        March 31,        June 30,
                                                   2002                 2002               2003            2003
                                           --------------------- -------------------- --------------- ---------------
Net sales                                              $ 96,420            $ 123,006       $ 129,224       $ 117,809
Gross profit                                             29,254               40,346          40,000          33,403
Restructuring and
  non-recurring charges                                       -                  440               -           (875)
Operating income                                          7,703               13,356          13,804          11,296
Income before income taxes                                7,533               13,150          12,620          10,861
Net income                                              $ 4,689              $ 8,186         $ 7,856         $ 6,761
Basic earnings per
 common share                                             $ .14                $ .24           $ .23       $     .20
Diluted earnings per
 common share                                             $ .14                $ .24           $ .23       $     .19


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


                                                                         Three Months Ended
                                              -------------------------------------------------------------------------
                                                 September 30,        December 31,       March 31,        June 30,
                                                     2001                 2001              2002            2002
                                              -------------------- ------------------- --------------- ----------------
Net sales                                                 $89,735            $105,169       $ 105,614         $ 95,436
Gross profit                                               26,485              32,473          32,442           12,639
Restructuring and
  non-recurring charges                                         -                   -               -            4,977
Impairment of property,
  plant & equipment                                             -                   -               -            3,878
Operating income (loss)                                     9,135               9,960           8,531         (20,362)
Income (loss) before
  income taxes                                              8,778               8,396           8,231         (20,602)
Net income (loss)                                         $ 5,443             $ 5,205         $ 5,137        $(12,814)
Basic earnings per
 common share                                               $ .16               $ .15           $ .15          $ (.38)
Diluted earnings per common
 share                                                      $ .16               $ .15           $ .15          $ (.38)


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

                                              /s/ Ernst & Young LLP

Melville, New York
August 28, 2003


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
                                                                                       June 30,
                                                                                 ------------------------------------------
                                                                                         2003                  2002
                                                                                 --------------------   -------------------
                                               ASSETS
Current assets:
Cash and cash equivalents                                                                   $ 10,984               $ 7,538
Accounts receivable, less allowance for doubtful                                              61,215                49,018
  accounts of $1,748 and $1,002
Inventories                                                                                   66,444                53,624
Recoverable income taxes, net                                                                    223                 3,677
Deferred income taxes                                                                          3,171                 7,223
Other current assets                                                                           7,671                 5,804
                                                                                 --------------------   -------------------
Total current assets                                                                         149,708               126,884

Property, plant and equipment, net of accumulated                                             68,665                69,774
  depreciation and amortization of $31,555 and $22,767
Goodwill                                                                                     296,508               239,644
Trademarks and other intangible assets, net of                                                55,975                38,880
  accumulated amortization of $7,377 and $6,966
Other assets                                                                                  10,692                 6,001
                                                                                 --------------------   -------------------
Total assets                                                                               $ 581,548             $ 481,183
                                                                                 ====================   ===================

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                                       $ 55,091              $ 46,166
Accrued restructuring and non-recurring charges                                                  619                 6,410
Income taxes payable                                                                           1,867                 1,935
Current portion of long-term debt                                                              8,807                 1,431
                                                                                 --------------------   -------------------
Total current liabilities                                                                     66,384                55,942

Long-term debt, less current portion                                                          59,455                10,293
Deferred income taxes                                                                         14,912                11,100
                                                                                 --------------------   -------------------
Total liabilities                                                                            140,751                77,335


Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000                                             -                     -
  shares, no shares issued
Common stock - $.01 par value, authorized 100,000,000                                            348                   341
  shares, issued 34,810,722 and 34,075,639 shares
Additional paid-in capital                                                                   364,877               354,822
Retained earnings                                                                             79,089                51,597
Foreign currency translation adjustment                                                        4,639                   963
                                                                                 --------------------   -------------------
                                                                                             448,953               407,723
Less: 606,619 and 306,917 shares of treasury stock, at cost                                   (8,156)               (3,875)
                                                                                 --------------------   -------------------
Total stockholders' equity                                                                   440,797               403,848
                                                                                 --------------------   -------------------

Total liabilities and stockholders' equity                                                 $ 581,548             $ 481,183
                                                                                 ====================   ===================

See notes to consolidated financial statements.




THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
                                                           Year Ended June 30
                                                        ---------------------------------------------------------------------------
                                                              2003                      2002                       2001
                                                        --------------------- -------------------------  --------------------------

Net Sales                                                $           466,459   $        395,954          $          345,661
Cost of sales                                                        323,456            291,915                     234,643
                                                        --------------------- -------------------------  --------------------------
Gross profit                                                         143,003            104,039                     111,018

Selling, general and administrative expenses                          97,279             87,920                      71,607
Merger costs                                                               -                  -                       1,032
Restructuring and other non-recurring charges                           (435)             4,977                           -
Impairment of long-lived assets                                            -              3,878                           -
                                                        --------------------- -------------------------  --------------------------

Operating income                                                      46,159              7,264                      38,379

Interest expense (income), net and other expenses                      1,995              2,461                      (2,292)
                                                        --------------------- -------------------------  --------------------------

Income before income taxes                                            44,164              4,803                      40,671
Provision for income taxes                                            16,672              1,832                      17,082
                                                        --------------------- -------------------------  --------------------------


Net income                                                          $ 27,492            $ 2,971                    $ 23,589
                                                        ===================== =========================  ==========================

Net income per share:
Basic                                                                  $ .81              $ .09                       $ .71
                                                        ===================== =========================  ==========================

Diluted                                                                $ .79              $ .09                       $ .68
                                                        ===================== =========================  ==========================

Weighted average common shares outstanding:
Basic                                                                 33,910             33,760                      33,014
                                                        ===================== =========================  ==========================

Diluted                                                               34,722             34,744                      34,544
                                                        ===================== =========================  ==========================


See notes to consolidated financial statements.



THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2002 AND 2003 (In thousands, except per share and share data)


                                                 Common Stock
                                                             Amount      Paid-In       Retained
                                          Shares             at $.01      Capital      Earnings
                                          --------------------------------------------------------

Balance at June 30, 2000                  32,147,261          $ 321      $ 326,641      $ 25,037

Exercise of common stock warrants,
  net of related expenses                    166,419              2            657

Exercise of stock options                  1,265,465             13         12,857

Issuance of common stock                     191,979              2          5,714

Non-cash compensation charge                                                    46

Tax benefit from stock options                                               3,027

Net income for the period                                                                 23,589

Comprehensive income:
Net income

Translation adjustments


Total comprehensive income
                                          --------------------------------------------------------

Balance at June 30, 2001                  33,771,124            338        348,942        48,626

Exercise of stock options                     94,341              1            992

Purchase of treasury shares

Issuance of common stock                     210,174              2          4,507

Non-cash compensation charge                                                    47

Tax benefit from stock options                                                 334

Net income for the period                                                                  2,971

Comprehensive income:
Net income

Translation adjustments



Total comprehensive income
                                          --------------------------------------------------------

Balance at June 30, 2002                  34,075,639            341        354,822        51,597

Exercise of stock options                     67,521              1            623

Purchase of treasury shares

Issuance of common stock                     667,562              6          9,206

Non-cash compensation charge                                                    46

Tax benefit from stock options                                                 180

Net income for the period                                                                 27,492

Comprehensive income:
Net income

Translation adjustments



Total comprehensive income
                                          --------------------------------------------------------

Balance at June 30, 2003                  34,810,722          $ 348      $ 364,877      $ 79,089
                                          ========================================================


                                                                                   Foreign
                                                                                   Currency
                                                  Treasury Stock                  Translation                          Comprehensive
                                            Shares              Amount            Adjustment      Total                Income (Loss)
                                          ------------------------------------------------------------------------------------------

Balance at June 30, 2000                   100,000             $ (275)                           $ 351,724

Exercise of common stock warrants,
  net of related expenses                                                                              659

Exercise of stock options                                                                           12,870

Issuance of common stock                                                                             5,716

Non-cash compensation charge                                                                            46

Tax benefit from stock options                                                                       3,027

Net income for the period                                                                           23,589

Comprehensive income:
Net income                                                                                                                $ 23,589

Translation adjustments                                                             $ (978)           (978)                   (978)
                                                                                                           ------------------------

Total comprehensive income                                                                                                $ 22,611
                                          -----------------------------------------------------------------========================

Balance at June 30, 2001                   100,000               (275)                (978)        396,653

Exercise of stock options                                                                              993

Purchase of treasury shares                206,917             (3,600)                              (3,600)

Issuance of common stock                                                                             4,509

Non-cash compensation charge                                                                            47

Tax benefit from stock options                                                                         334

Net income for the period                                                                            2,971

Comprehensive income:
Net income                                                                                                                 $ 2,971

Translation adjustments                                                              1,941           1,941                   1,941
                                                                                                           ------------------------
                                                                                                           ------------------------

Total comprehensive income                                                                                                 $ 4,912
                                          -----------------------------------------------------------------========================

Balance at June 30, 2002                   306,917             (3,875)                 963         403,848

Exercise of stock options                                                                              624

Purchase of treasury shares                299,702             (4,281)                              (4,281)

Issuance of common stock                                                                             9,212

Non-cash compensation charge                                                                            46

Tax benefit from stock options                                                                         180

Net income for the period                                                                           27,492

Comprehensive income:
Net income                                                                                                                $ 27,492

Translation adjustments                                                              3,676           3,676                   3,676
                                                                                                           ------------------------
                                                                                                           ------------------------

Total comprehensive income                                                                                                $ 31,168
                                          -----------------------------------------------------------------========================

Balance at June 30, 2003                   606,619           $ (8,156)             $ 4,639       $ 440,797
                                          =================================================================




See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                                                          Year Ended June 30,
                                                               ------------------------------------------------------------------
                                                                       2003                   2002                  2001
                                                               ----------------------  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $ 27,492               $ 2,971              $ 23,589
Adjustments to reconcile net income to net cash
  provided by operating activities:
Non-cash restructuring and non-recurring charges,                                  -                10,929                     -
    including related inventory charges
Non-cash impairment of long-lived assets                                           -                 3,878                     -
Depreciation and amortization of property and equipment                        7,610                 7,687                 6,287
Amortization of goodwill and other intangible assets                             385                   249                 6,441
Amortization of deferred financing costs                                         624                   423                   107
Provision for doubtful accounts                                                  103                   551                   393
Deferred income taxes                                                          7,864                  (237)                7,301
Other                                                                             46                    47                    46
Increase (decrease) in cash attributable to changes in
   operating assets and liabilities, net of amounts
   applicable to aquired businesses:
Accounts receivable                                                           (4,973)                1,824                (6,514)
Inventories                                                                   (2,742)               (9,179)                  848
Other current assets                                                          (1,167)               (4,274)                  604
Other assets                                                                  (1,745)                1,836                  (746)
Accounts payable and accrued expenses                                         (9,320)               (7,494)              (19,119)
Accrued restructuring and non-recurring charges                               (5,805)                6,410                     -
Recoverable income taxes                                                       3,389                 6,637                   577
Tax benefit of nonqualified stock options                                        180                   334                 3,027
                                                               ----------------------  --------------------  --------------------

Net cash provided by operating activities                                     21,941                22,592                22,841
                                                               ----------------------  --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                             (57,528)              (13,568)              (37,184)
Purchases of property and equipment                                           (9,157)              (21,341)              (13,474)
                                                               ----------------------  --------------------  --------------------

Net cash used in investing activities                                        (66,685)              (34,909)              (50,658)
                                                               ----------------------  --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from bank revolving credit facility, net                49,450                     -                 4,400
Payments on economic development revenue bonds                                  (500)                 (459)                 (366)
Costs in connection with bank financing                                         (220)                 (249)               (1,369)
Purchase of treasury stock                                                    (4,281)               (3,600)                    -
Proceeds from exercise of options and stock purchase plan,                       624                 1,071                13,685
   net of related expenses
Proceeds (repayments) of other long-term debt, net                             4,100                (3,275)                 (217)
                                                               ----------------------  --------------------  --------------------

Net cash provided by (used in) financing activities                           49,173                (6,512)               16,133
                                                               ----------------------  --------------------  --------------------

Effect of exchange rate changes on cash                                         (983)                 (276)                   19
                                                               ----------------------  --------------------  --------------------
Net increase (decrease) in cash and cash equivalents                           3,446               (19,105)              (11,665)
Cash and cash equivalents at beginning of year                                 7,538                26,643                38,308
                                                               ----------------------  --------------------  --------------------

Cash and cash equivalents at end of year                                    $ 10,984               $ 7,538              $ 26,643
                                                               ======================  ====================  ====================


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information is as follows:



                                                                       2003                  2002                  2001
                                                            ----------------     -----------------     -----------------
Net income, as reported                                            $ 27,492                $2,971              $ 23,589
Non-cash compensation charge net of
 related tax effects                                                     30                    30                    30
Stock-based employee compensation
 expense determined under fair value
 method, net of related tax effects                                (11,365)              (15,165)              (15,074)
                                                            ----------------     -----------------     -----------------
Pro forma net income (loss)                                        $ 16,157            $ (12,164)                $8,545
                                                            ================     =================     =================
Basic net income per common share:
  As reported                                                         $ .81                $  .09                 $ .71
  Pro forma                                                           $ .48               $ (.36)                 $ .26
Diluted net income per common share:
  As reported                                                         $ .79                $  .09                 $ .68
  Pro forma                                                           $ .47               $ (.36)                 $ .25


The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements



     The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.



                                                                                 2003           2002             2001
                                                                     -------------------------------------------------
Numerator:
Net income                                                                   $ 27,492        $ 2,971         $ 23,589
                                                                     =================================================
Denominator (in thousands):
Denominator for basic earnings per
 share - weighted average shares outstanding
 during the period                                                             33,910         33,760           33,014
Effect of dilutive securities
 Stock options                                                                    653            802            1,304
 Warrants                                                                         159            182              226
                                                                     -------------------------------------------------
                                                                                  812            984            1,530
                                                                     -------------------------------------------------
Denominator for diluted earnings per
 share - adjusted weighted average shares
 and assumed conversions                                                       34,722         34,744           34,544
                                                                     =================================================
Basic net income per share                                                      $ .81          $ .09            $ .71
                                                                     =================================================
Diluted net income per share                                                    $ .79          $ .09            $ .68
                                                                     =================================================


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

                                                                    2001
                                                           ---------------
     Net income as reported                                       $23,589
       Goodwill and indefinite-life
       intangibles amortization, net of tax                         4,000
                                                           ---------------
      Net income as adjusted                                      $27,589
                                                           ===============
     Basic earnings per common share:
      As reported                                                  $ 0.71
                                                           ===============
      As adjusted                                                  $ 0.84
                                                           ===============
     Diluted earnings per common share:
      As reported                                                  $ 0.68
                                                           ===============
      As adjusted                                                  $ 0.80
                                                           ===============

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

The following table reflects the components of trademarks and other intangible assets:


                                                       2003                                        2002
                                      --------------------------------------- --- ---------------------------------------
                                        Gross Carrying       Accumulated            Gross Carrying       Accumulated
                                            Amount           Amortization               Amount           Amortization
                                      ------------------- ------------------- --- ------------------- -------------------
Amortized intangible
  assets:
Other intangibles                                $ 3,041               $ 893                 $ 1,790               $ 482
Non-amortized
  intangible assets:
  Trademarks                                      60,311               6,484                  44,056               6,484


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

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

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Acirca and Imagine at the dates of the acquisitions:

      Current assets                                     $17,714
      Property and equipment                               2,409
                                                 --------------------

      Total assets                                        20,123
      Liabilities assumed                                 14,937
                                                 --------------------
      Net assets acquired                                $ 5,186
                                                 ====================

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

     Our results of operations for the years ended June 30, 2003 and 2002 include the results of the above described acquisitions from their respective dates of acquisition. Unaudited pro forma results of operations reflecting the above acquisitions as if they occurred at the beginning of the periods presented would have been as follows:

                                                  2003                  2002
                                      -----------------     -----------------
      Net sales                              $ 524,176            $ 473,169
      Net income (loss)                         20,142              (12,916)

      Income (loss) per share:
        Basic                                     0.59                (0.38)
        Diluted                                   0.57                (0.38)
      Weighted average shares:
        Basic                                   34,261               34,428
        Diluted                                 35,073               34,428


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

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

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.


                                                     December 10, 2001
                                                    --------------------
      Current assets                                            $ 6,770
      Property, plant & equipment and other
        long-term assets                                          3,990
                                                    --------------------
      Total assets                                               10,760
      Liabilities and debt instruments assumed                    6,360
                                                    --------------------
      Net assets acquired                                       $ 4,400
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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements

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

7. INVENTORIES

     Inventories consist of the following at June 30:

                                                      2003            2002
                                            --------------- ---------------
     Finished goods                               $ 43,022        $ 35,158
     Raw materials, work-in-process
       and packaging                                23,422          18,466
                                            --------------- ---------------
                                                  $ 66,444        $ 53,624
                                            =============== ===============

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at June 30:


                                                                                   2003             2002
                                                                        ---------------- ----------------
Land                                                                             $6,913           $6,852
Buildings and improvements                                                       24,448           25,537
Machinery & equipment                                                            61,949           46,036
Furniture and fixtures                                                            2,383            2,336
Leasehold improvements                                                            1,457            1,018
Construction in progress                                                          3,070            5,993
Health Valley plant assets held for sale                                              -            4,769
                                                                        ---------------- ----------------
                                                                                100,220           92,541
Less:
 Accumulated depreciation and amortization                                       31,555           22,767
                                                                        ---------------- ----------------
                                                                               $ 68,665         $ 69,774
                                                                        ================ ================


     Included within machinery and equipment are assets held under capital leases with net book values at June 30, 2003 and 2002 of $3.9 million and $2.0 million, respectively.

9. LONG-TERM DEBT

     Long-term debt at June 30 consists of the following:


                                                                                  2003            2002
                                                                     ------------------ ---------------
Senior Revolving Credit Facilities payable to banks                           $ 53,850          $4,400
Capital leases on machinery and equipment                                        3,632           1,828
Other debt instruments                                                           6,672             888
Economic Development Revenue Bonds due in
 monthly installments through November 1, 2009;
 interest payable monthly at variable rates                                      4,108           4,608

                                                                     ------------------ ---------------
                                                                                68,262          11,724
Current Portion                                                                  8,807           1,431
                                                                     ------------------ ---------------
                                                                              $ 59,455        $ 10,293
                                                                     ================== ===============



     We have a $240 million Credit Facility with a group of banks (the "Credit

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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

     The aggregate minimum future lease payments for all capital leases at June 30, 2003 are as follows:

2004                                $2,056
2005                                 1,232
2006                                   278
2007                                    66
                             --------------
                                   $ 3,632
                             ==============

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

     Maturities of all debt instruments at June 30, 2003, are as follows:

2004                                $8,807
2005                                54,705
2006                                 1,460
2007                                 1,237
2008                                 1,215
Thereafter                             838
                         ------------------
                                  $ 68,262
                         ==================

     Interest paid (which approximates the related expense) during the years ended June 30, 2003, 2002 and 2001 amounted to $1,566, $893 and $412 respectively.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


10. INCOME TAXES

     The provision for income taxes for the years ended June 30, 2003, 2002 and 2001 is presented below.

                                           2003            2002            2001
                                ---------------- --------------- ---------------
Current:
Federal                                 $ 4,906         $ (130)         $ 8,145
State                                     1,530            (15)           1,480
Foreign                                   2,372           2,214             156
                                ---------------- --------------- ---------------
                                          8,808           2,069           9,781
Deferred Federal and State                7,864           (237)           7,301
                                ---------------- --------------- ---------------
Total                                   $16,672         $ 1,832         $17,082
                                ================ =============== ===============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Components of our deferred tax asset/(liability) as of June 30 are as follows:


                                                       2003            2002
                                           ----------------- ---------------
Current deferred tax assets:
 Basis difference on inventory                       $1,726          $1,663
 Allowance for doubtful accounts                        800             284
 Net operating loss carryforwards                         -           1,331
 Reserves not currently deductible                      645           3,945
                                           ----------------- ---------------
Current deferred tax assets                           3,171           7,223
                                           ----------------- ---------------
Noncurrent deferred tax liabilities:
 Difference in amortization                        (10,120)         (7,596)
 Basis difference on property and
   equipment                                        (4,792)         (3,504)
                                           ----------------- ---------------
Noncurrent deferred tax liabilities                (14,912)        (11,100)
                                           ----------------- ---------------
                                                 $ (11,741)       $ (3,877)
                                           ================= ===============



Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company's provision for income taxes for the years ended June 30 are as follows:


                                                2003          %         2002          %         2001         %
                                            -------------- --------- ------------ --------- ------------- ---------
 Expected U.S. federal
  income tax at
  statutory rate                                 $ 15,457     35.0%      $ 1,681     35.0%       $14,235     35.0%
 State income taxes,
  net of federal benefit                            1,653       3.7         (46)      (.9)         1,949       4.8
 Goodwill amortization                                  -         -            -         -         1,535       3.8
 Foreign income at
  different rates                                     297       0.7          277       5.7             -         -
 Other                                              (735)     (1.7)         (80)     (1.7)         (637)     (1.6)
                                            -------------- --------- ------------ --------- ------------- ---------
 Provision for income taxes                      $ 16,672     37.7%      $ 1,832     38.1%       $17,082     42.0%
                                            ============== ========= ============ ========= ============= =========



Income taxes paid (refunded) during the years ended June 30, 2003, 2002 and 2001 amounted to $5.2 million, $(5.1) million and $6.1 million, respectively.


11. STOCKHOLDERS' EQUITY

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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




A summary our stock option plans' activity for the three years ended June 30, 2003 follows:

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


                                             2003                            2002                           2001
                                ------------------------------- ------------------------------- ------------------------------
                                                    Weighted                        Weighted                       Weighted
                                                    Average                         Average                         Average
                                                    Exercise                        Exercise                       Exercise
                                    Options          Price          Options          Price          Options          Price
                                ----------------- ------------- ----------------- ------------- ----------------- ------------
Outstanding at
 beginning of year                     6,023,383       $ 18.72         4,240,741       $ 18.01         3,997,106      $ 12.91
Granted                                2,347,700         12.92         1,943,900         19.70         1,537,850        27.55
Exercised                               (67,821)          9.24          (94,341)          9.12       (1,265,465)        10.16
Terminated                              (36,541)         23.17          (66,917)         23.27          (28,750)        20.12
                                ----------------- ------------- ----------------- ------------- ----------------- ------------
Outstanding at end
 of year                               8,266,721       $ 17.75         6,023,383       $ 18.72         4,240,741      $ 18.01
                                ================= ============= ================= ============= ================= ============
Exercisable at end
 of year                               6,675,738       $ 18.18         4,482,182       $ 18.14         3,444,219      $ 16.17
                                ================= ============= ================= ============= ================= ============
Weighted average
 fair value of
 options granted
 during year                             $ 12.95                         $ 14.23                         $ 20.24
                                ================= ============= ================= ============= ================= ============



     The following table summarizes information for stock options outstanding at June 30, 2003:


                              Options Outstanding                                           Options Exercisable
---------------------------------------------------------------------------------      -------------------------------
                              Options                                 Weighted             Options         Weighted
                            Outstanding        Weighted Average       Average            Exercisable       Average
       Range of          as of 06/30/2003   Remaining Contractual     Exercise         as of 06/30/2003    Exercise
    Exercise Prices                                  Life              Price                                Price
------------------------ ------------------ ----------------------- -------------      ----------------- -------------
                                   (In Years)
          $2.94 - $6.75          1,003,981           8.1                  $ 3.86              1,003,981        $ 3.86
           6.76 - 12.50          1,434,641           9.3                   11.79                511,541         11.69
          12.51 - 17.65          1,754,146           7.6                   15.57              1,682,846         15.57
          17.66 - 19.19          1,063,400           8.2                   18.06                643,700         18.06
          19.20 - 22.73          1,234,430           7.1                   20.96              1,112,580         20.86
          22.74 - 25.68            172,580           4.4                   23.52                172,580         23.52
          25.69 - 29.35          1,341,493           7.1                   26.80              1,286,460         26.77
          29.36 - 33.01            221,550           7.3                   31.50                221,550         31.50
          33.02 - 38.38             40,500           7.0                   35.53                 40,500         35.53
                         ------------------ ----------------------- -------------      ----------------- -------------
                                 8,266,721           7.1                  $17.13              6,675,738        $17.65
                         ================== ======================= =============      ================= =============


     Shares of Common Stock reserved for future issuance as of June 30, 2003 are as follows:

             Stock options                        8,758,153
             Warrants                               396,098
                                       ---------------------
                                                  9,154,251
                                       =====================

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

     Selected information related to our operations by geographic area are as follows:



                                                                        2003                             2002
                                                          --------------------------------- --------------------------------
                                                           United States                    United States
                                                                                Other                            Other
                                                          ---------------- ---------------- --------------- ----------------
Net sales                                                       $ 385,569          $80,890       $ 339,343          $56,611
Earnings (loss) before income taxes                                37,287            6,877           (734)            5,537
Net assets                                                        398,014           42,783         362,482           41,366


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

10.2.1a Amendment to the Credit Agreement dated March 25, 2003.

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

10.7 Employment Agreement for Executive Vice President and Chief Financial Officer dated October 1, 2001.

21(a)  Subsidiaries of Registrant

23.1(a) Consent of Independent Auditors - Ernst & Young LLP

31.1(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and
     Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and
     Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a) Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a) Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a - Filed herewith


(b)  Reports on Form 8-K

     On May 6, 2003, the Registrant furnished a Form 8-K with respect to the Registrant's press release announcing its financial results for its third quarter ended March 31, 2003.

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts



-----------------------------------------------------------------------------------------------------------------------------------
                       Column A                 Column B                   Column C                    Column D         Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
-----------------------------------------------------------------------------------------------------------------------------------
                                               Balance at      Charged to        Charged to                             Balance at
                                              beginning of     costs and         other accounts -     Deductions        end of
                                                 period        expenses          describe             describe          period
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 2003 Deducted from
  asset accounts:
  Allowance for doubtful accounts               $ 1,002         $ 610            $ 190 (1)             $  54 (2)         $1,748
Year Ended June 30, 2002 Deducted from
  asset accounts:
  Allowance for doubtful accounts               $   815         $ 551            $ 175 (1)             $ 539 (2)         $1,002
Year Ended June 30, 2001 Deducted from
  asset accounts:
  Allowance for doubtful accounts               $   929         $ 393            $  41 (1)             $ 548 (2)         $  815


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

THE HAIN CELESTIAL GROUP, INC.

By:      /s/ Ira J. Lamel
         -------------------------------------
         Ira J. Lamel
         Executive Vice President and
         Chief Executive Officer

Date: October 2, 2003