Form 10-Q
period 2003-09-30
HAIN CELESTIAL GROUP INC
filed 2003-11-14
CIK 910406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934

                    For the quarterly period ended: 09/30/03
                                    --------

|_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ______ to _______.

                         Commission file number: 0-22818

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


34,236,021 shares of Common Stock $.01 par value, as of October 30, 2003.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2003
         (unaudited) and June 30, 2003                                  2

         Consolidated Statements of Income -
         Three Months ended September 30, 2003 and 2003 (unaudited)     3

         Consolidated Statements of Stockholders' Equity -
         Three months ended September 30, 2003 (unaudited)              4

         Consolidated Statement of Cash Flows -
         Three months ended September 30, 2003 and 2002 (unaudited)     5

         Notes to Consolidated Financial Statements                     6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11-15

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                              16

Item 4.  Controls and Procedures                                        16

Part II  Other Information

         Items 1 through 5 are not applicable

         Item 6 - Exhibits and Reports on Form 8-K                      16

         Signatures                                                     17

PART I - ITEM 1 - FINANCIAL INFORMATION
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

                                                                 September 30,      June 30,
                                                                     2003             2003
                                                                ---------------  --------------
                                        ASSETS                   (Unaudited)         (Note)

Current assets:
 Cash and cash equivalents                                        $  12,879      $   10,984
 Accounts receivable, less allowance for doubtful
   accounts of $1,840 and $1,748                                     74,895          61,215
 Inventories                                                         69,068          66,444
 Recoverable income taxes, net                                          641             223
 Deferred income taxes                                                3,171           3,171
 Other current assets                                                 7,019           7,671
                                                                ---------------  --------------
   Total current assets                                             167,673         149,708

Property, plant and equipment, net of accumulated
  depreciation and amortization of $33,849 and $31,555               67,425          68,665
Goodwill                                                            298,971         296,508
Trademarks and other intangible assets, net of
  accumulated amortization of $7,576 and $7,377                      55,891          55,975
Other assets                                                         10,393          10,692
                                                                ---------------  --------------
  Total assets                                                    $ 600,353       $ 581,548
                                                                ===============  ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                            $  53,684       $  55,710
 Current portion of long-term debt                                   19,056           8,807
 Income taxes payable                                                 4,312           1,867
                                                                ---------------  --------------
  Total current liabilities                                          77,052          66,384

Long-term debt, less current portion                                 59,227          59,455
Deferred income taxes                                                14,912          14,912
                                                                ---------------  --------------
  Total liabilities                                                 151,191         140,751

Stockholders' equity:
 Preferred stock - $.01 par value, authorized 5,000,000
  shares, no shares issued                                                -               -
 Common stock - $.01 par value, authorized 100,000,000
  shares, issued 34,858,537 and 34,810,722 shares                       349             348
 Additional paid-in capital                                         365,464         364,877
 Retained earnings                                                   85,631          79,089
 Foreign currency translation adjustment                              6,153           4,639
                                                                ---------------  --------------
                                                                    457,597         448,953
Less: 622,516 and 606,619 shares of
 treasury stock, at cost                                             (8,435)         (8,156)
                                                                ---------------  --------------
  Total stockholders' equity                                        449,162         440,797
                                                                ---------------  --------------

  Total liabilities and stockholders' equity                      $ 600,353       $ 581,548
                                                                ===============  ==============

Note: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                     Three Months Ended
                                                       September 30,
                                              ------------------------------
                                                  2003              2002
                                              --------------    ------------
                                                        (Unaudited)

Net sales                                     $ 127,053          $ 96,420
Cost of sales                                    89,891            68,622
                                              --------------    ------------
  Gross profit                                   37,162            27,798

Selling, general and administrative expenses     25,819            20,095
                                              --------------    ------------
  Operating income                               11,343             7,703

Interest expense and other expenses, net            791               170
                                              --------------    ------------
Income before income taxes                       10,552             7,533
Provision for income taxes                        4,010             2,844
                                              --------------    ------------
  Net income                                   $  6,542          $  4,689
                                              ==============    ============
Net income per share:
  Basic                                        $   0.19          $   0.14
                                              ==============    ============
  Diluted                                      $   0.19          $   0.14
                                              ==============    ============
Weighted average common shares outstanding:
  Basic                                          34,221            33,702
                                              ==============    ============
  Diluted                                        35,356            34,382
                                              ==============    ============




See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(In thousands, except per share and share data)



                                   Common Stock                                                     Foreign
                               --------------------    Additional               Treasury Stock    Currency
                                             Amount    Paid-in     Retained  ------------------- Translation         Comprehensive
                                  Shares    at $.01    Capital     Earnings    Shares   Amount    Adjustment   Total     Income
                               ----------------------------------------------------------------------------------------------------

Balance at June 30, 2003        34,810,722    $348     $ 364,877   $ 79,089    606,619  $(8,156)   $ 4,639    $440,797

Exercise of stock options           47,815       1           575                                                   576

Purchase of treasury shares                                                     15,897     (279)                  (279)

Non-cash compensation charge                                  12                                                    12

Comprehensive income:
  Net income for the period                                           6,542                                      6,542    $ 6,542

  Translation adjustments                                                                            1,514       1,514      1,514
                                                                                                                          ---------
                                                                                                                          ---------

Total comprehensive income                                                                                                $ 8,056
                               ------------ --------- ------------ ----------- --------- --------- --------- ---------- ===========
Balance at September 30, 2003   34,858,537   $ 349     $ 365,464    $ 85,631   622,516   $(8,435)  $ 6,153   $449,162
                               ============ ========= ============ =========== ========= ========= ========= ==========


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                         -----------------------------
                                                                            2003              2002
                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                              (Unaudited)

Net income                                                                $  6,542         $ 4,689
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                           2,592           2,013
     Provision for doubtful accounts                                            92            (100)

   Increase (decrease) in cash attributable to changes in
        operating assets and liabilities, net of amounts
        applicable to acquired businesses:
          Accounts receivable                                              (13,588)         (6,493)
          Inventories                                                       (2,639)          1,506
          Other current assets                                                  50            (990)
          Other assets                                                         736            (104)
          Accounts payable and accrued expenses                             (2,937)         (7,532)
          Income taxes, net                                                  2,445           5,804
                                                                         -----------     ------------
          Net cash used in operating activities                             (6,707)         (1,207)
                                                                         -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                           (998)         (2,047)
                                                                         -----------     ------------
          Net cash used in investing activities                               (998)         (2,047)
                                                                         -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from bank revolving
  credit facility, net                                                      10,750           1,800
Payments on economic development revenue bonds                                (125)           (125)
Purchase of treasury stock                                                    (279)         (2,279)
Proceeds from exercise of options, net of related expenses                     576               -
(Repayments) proceeds of other long-term debt, net                            (428)            341
                                                                         -----------     ------------

          Net cash provided by (used in) financing activities               10,494            (263)
                                                                         -----------     ------------

Effect of exchange rate changes on cash                                       (894)            (85)
                                                                         -----------     ------------
Net increase (decrease) in cash and cash equivalents                         1,895          (3,602)
Cash and cash equivalents at beginning of period                            10,984           7,538
                                                                        -----------     ------------
Cash and cash equivalents at end of period                               $  12,879        $  3,936
                                                                         ===========     ============


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

     The Hain Celestial Group, Inc. (herein referred to as "we","us" and "our") is a natural, organic, specialty and snack food company. We are a leader in many top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop(R), Casbah(R), Garden of Eatin'(R), Walnut Acres Certified Organic(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), Nile Spice(R), Lima(R), Biomarche(R) and Grains Noirs(R). Our principal speciality product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

     We operate in one business segment: the sale of natural, organic and other food and beverage products. In our 2003 fiscal year, approximately 42% of our revenues were derived from products that were manufactured within our own facilities with 58% produced by various co-packers.

     Certain reclassifications have been made to our previous year's consolidated financial statements to conform them to the current year's presentation.

     All amounts in our consolidated financial statements have been rounded to the nearest thousand dollars, except share and per share amounts.

2. BASIS OF PRESENTATION

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. Please refer to the footnotes to our consolidated financial statements as of June 30, 2003 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                                  Three Months Ended
                                                     September 30,
                                               ------------------------
                                                   2003         2002
                                               ----------- ------------
Numerator:
Net income                                       $  6,542   $  4,689
                                               =========== ============
Denominator (in thousands):
Denominator for basic earnings per
 share - weighted average shares outstanding
 during the period                                 34,221     33,702
                                               ----------- -----------
Effect of dilutive securities:
 Stock options                                        965        522
 Warrants                                             170        158
                                               ----------- ------------
                                                    1,135        680
                                               ----------- ------------
Denominator for diluted earnings per
 share - adjusted weighted average shares
 and assumed conversions                           35,356     34,382
                                               =========== ============
Basic net income per share                        $  0.19    $  0.14
                                               =========== ============
Diluted net income per share                      $  0.19    $  0.14
                                               =========== ============



4. INVENTORIES

   Inventories consist of the following:

                                      September 30,         June 30,
                                          2003                2003
                                   ------------------   ----------------
 Finished goods                        $  44,078          $  43,022
 Raw materials, work-in-progress
   and packaging                          24,990             23,422
                                   ----------------     ----------------
                                       $  69,068          $  66,444
                                   ==================   ================

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                           September 30,       June 30,
                                               2003              2003
                                         ---------------------------------
       Land                                $   6,918          $   6,913
       Building and improvements              24,520             24,448
       Machinery and equipment                63,082             61,949
       Furniture and fixtures                  2,384              2,383
       Leasehold improvements                  1,474              1,457
       Construction in progress                2,896              3,070
                                         ---------------------------------
                                             101,274            100,220
       Less: Accumulated depreciation
               and amortization               33,849             31,555
                                         ---------------------------------
                                           $  67,425         $   68,665
                                         =================================


6. ACQUISITIONS

     On June 17, 2003, we acquired 100% of the stock of privately-held Acirca, Inc., the owner of the Walnut Acres Certified Organic(R) brand of organic fruit juices, soups, pasta sauces and salsas. Since June 2000, the financial and investment group Acirca, Inc. has expanded Walnut Acres, its premier certified organic food and beverage brand, by integrating a series of organic brands including Mountain Sun(R), ShariAnn's(R), Millina's Finest(R), and Frutti di Bosco(R) into its Walnut Acres flagship. The acquisition of these product lines allows us to add natural and organic juices and sauces to our product offerings, and enhance our offerings of soups and salsas. The purchase price consisted of approximately $9 million in cash, 134,797 shares of our common stock valued at $2.2 million, plus the assumption of certain liabilities. At September 30, 2003, goodwill from this transaction was estimated to be $15.2 million.

     On December 2, 2002, we acquired substantially all of the assets and assumed certain liabilities of privately-held Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage company specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic frozen desserts in the U.S., Canada, and Europe. The acquisition of these product lines is expected to enhance our existing market positions in non-dairy beverages and soups while adding frozen dessert products to our offerings to customers. The purchase price consisted of approximately $44.2 million in cash, 532,765 shares of our common stock valued at $7 million, plus the assumption of certain liabilities. At September 30, 2003, goodwill from this transaction was valued at $35.8 million, trademarks and other non-amortizable intangibles were $15.7 million, and patents and other amortizable intangibles were valued at $1.5 million.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Acirca and Imagine at the dates of the acquisitions:

            Current assets                              $17,714
            Property and equipment                        2,409
                                                    ----------------

            Total assets                                 20,123
            Liabilities assumed                          14,937
                                                    ----------------
            Net assets acquired                         $ 5,186
                                                    ================

     The balance sheet at September 30, 2003, includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We have completed substantially all of the procedures required to finalize the purchase price allocation for Imagine, while such procedures required for Acirca are in the early stages and are expected to be completed during 2004.

     Our results of operations for the three months ended September 30, 2003 include the results of the above described acquisitions for the complete period. Unaudited pro forma results of operations reflecting the above acquisitions as if they occurred at the beginning of the three month period ended September 30, 2002, would have been as follows:

           Net sales                           $   123,131
                                            =================
           Net income                          $     3,227
                                            =================
           Income per share:
             Basic                             $      0.09
                                            =================
             Diluted                           $      0.09
                                            =================
           Weighted average shares:
             Basic                                  34,370
                                            =================
             Diluted                                35,050
                                            =================

     In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the Acirca and Imagine acquisitions been consummated at the beginning of the three month period ended September 30, 2002 or of future operations of the combined companies under our management.

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

7. CREDIT FACILITY

     We have a $240 million Credit Facility with a group of banks (the "Credit Facility") which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 25, 2004. The Credit Facility is unsecured, but is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     of the applicable prime rate or Federal Funds Rate plus applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2003, $52.2 million was borrowed under the revolving credit facility with interest at 2.5% which is classified within long-term debt. In addition, at September 30, 2003, $12.4 million was borrowed under the 364-day facility with interest at 4.4% which is classified within current portion of long-term debt.

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

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation", net earnings and earnings per share for the three months ended September 30, 2003 and 2002 would have been the proforma amounts that follow:

                                                Three Months Ended
                                                   September 30,
                                              ---------------------
                                                 2003        2002
                                              ---------------------

Net income, as reported                        $ 6,542     $ 4,689
Non-cash compensation charge, net of
related tax effects                                  7           7

Stock-based employee compensation expense
determined under fair value method, net of
related tax effects
                                               (1,221)     (4,455)
                                             ----------  ----------

Proforma net income                            $ 5,328     $   241
                                             ==========  ==========

Basic net income per share:
    As reported                                $  0.19     $  0.14
                                               =======     =======
    Proforma                                   $  0.15     $  0.01
                                               =======     =======
Diluted net income per share:
    As reported                                $  0.19     $  0.14
                                               =======     =======
    Proforma                                   $  0.15     $  0.01
                                               =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We manufacture, market, distribute and sell natural, organic, specialty and snack food products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R), Little Bear Organic Foods(R), Bearitos(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Gaston's(R), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), Nile Spice(R), Lima(R), Biomarche(R) and Grains Noirs(R). Our principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our website can be found at www.hain-celestial.com.

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

     Our overall mission is to be a leading marketer and seller of natural, organic, beverage, snack and specialty food products by integrating all of our brands under one management team and employing a uniform marketing, sales and distribution program. Our business strategy is to capitalize on the brand equity and the distribution previously achieved by each of our acquired product lines and to enhance revenues by strategic introductions of new product lines that complement existing products.

Results of Operations

Three months ended September 30, 2003

     Net sales for the three months ended September 30, 2003 were $127.1 million, an increase of $30.7 million or 31.8% over net sales of $96.4 million in the September 30, 2002 quarter. Our Canadian business grew 23.2%, our European business grew 59.0% and our U.S. business grew 30.2%. These increases come principally from volume increases, including increased volume from brands owned for more than one year as well as the volume added to each geographic area by the addition of the Imagine Foods, Walnut Acres and Grains Noirs brands to our portfolio. Net sales also benefited from the movement of foreign currencies against the U.S. dollar.

     Gross profit for the three months ended September 30, 2003 was 29.2% of net sales as compared to 28.8% of net sales in the September 30, 2002 quarter. The increase was a result of more efficient promotional spending and reduced distribution costs.

     Selling, general and administrative expenses increased by $5.7 million to $25.8 million for the three months ended September 30, 2003 as compared to $20.1 million in the September 30, 2002 quarter. Such expenses as a percentage of net sales amounted to 20.3% for the three months ended September 30, 2003 compared with 20.8% in the September 30, 2002 quarter. As a percentage of sales, selling, general, and administrative expenses decreased while the overall dollars increased. The overall increase in dollars is a result of increased advertising and marketing spending needed to support our increased sales, while as a percentage of sales our general and adminstrative costs decreased reflecting synergies from our acquired businesses.

     Operating income was $11.3 million in the three months ended September 30, 2003 compared to $7.7 million in the September 30, 2002 quarter. Operating income as a percentage of net sales amounted to 8.9% in the September 30, 2003 quarter, compared with 8.0% in the September 30, 2002 quarter. The dollar and percentage increases resulted principally from the higher gross profits and lower selling, general and administrative expenses as a percentage of sales.

     Interest and other expenses amounted to $.8 million for the three months ended September 30, 2003 compared to $.2 million in the comparable period. This increase is from higher interest expense in the 2003 quarter resulting from increased borrowings for acquisitions, and increased foreign currency transaction expense in our Canadian business.

     Income before income taxes for the three months ended September 30, 2003 amounted to $10.6 million compared to $7.5 million in the comparable period. This increase was attributable to the increase in operating income.

     Our effective income tax rate approximated 38% of pre-tax income for both the three months ended September 30, 2003 and 2002. We expect our tax rate to approximate this rate during the remainder of fiscal 2004.

     Net income for the three months ended September 30, 2003 was $6.5 million compared to $4.7 million in the September 30, 2002 quarter. The increase of $1.8 million in earnings was primarily attributable to the aforementioned increase in income before income tax.

Liquidity and Capital Resources

     We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

     We have available to us a $240 million Credit Facility (the "Credit Facility") which provides us with a $145 million revolving credit facility through March 29, 2005 and a $95 million 364-day facility through March 25, 2004. The Credit Facility is unsecured, but is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of September 30, 2003 we had $64.6 million outstanding under these facilities.

     This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

     Net cash used in operations was $6.7 and $1.2 million for the three months ended September 30, 2003 and 2002, respectively. Our working capital and current ratio was $90.6 million and 2.2 to 1, respectively, at September 30, 2003 compared with $83.3 million and 2.3 to 1 respectively, at June 30, 2003. The increase in working capital resulted principally from higher inventory levels as we enter our busiest seasonal periods.

     Net cash provided by (used in) financing activities was $10.5 million and ($0.3) million for the three months ended September 30, 2003 and 2002, respectively. In the September 2003 period, borrowings under our credit facility was the principal cause of the cash increase, while the borrowings in the September 2002 period were offset by acquisitions of shares of our common stock in open market purchases as part of our buy back program.

     Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:

                                          Payments Due by Period
                           ---------------------------------------------------
                                       Less than 1
                             Total         year      1 - 3 years   Thereafter
                           ---------- ------------- ------------- ------------
Debt instruments            $ 75,139    $ 17,347        $55,326      $ 2,466
Capital lease obligations      3,144       1,709          1,435            -
Operating leases              19,193       3,168          8,174        7,851
                           ---------- ------------- -------------- -----------
Total contractual cash      $ 97,476    $ 22,224        $64,935      $10,317
   obligations
                           ========== ============= ============== ===========

     We believe that cash on hand of $12.9 million at September 30, 2003, projected remaining fiscal 2004 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $10 million for the remainder of fiscal 2004, and the $22.2 million of debt and lease obligations described in the table above. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1% interest.

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

Valuation of Accounts and Chargebacks Receivables

     We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations over the last few years. While two of our customers represent approximately 25% of our trade receivable balance on an ongoing basis, we believe there is no credit exposure at this time.

     Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have generally been within our expectations. Our chargebacks receivable balance at September 30, 2003 was $5.7 million as compared to $6 million at June 30, 2003.

     There can be no assurance that we would have the same experience with our receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change in the way we market and sell our products.

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

Note Regarding Forward Looking Information

     Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934 and Sections 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy; the ability to effectively integrate its acquisitions; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel; and changes in, or the failure to comply with government regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the reported market risks since the end of the most recent fiscal year.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in applicable rules and forms.

(b) Changes in Internal Controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

Part II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

     We filed a report on Form 8-K on July 31, 2003, as amended on September 2, 2003 and September 18, 2003, reporting on items 2 and 7, relating to our acquisition of Acirca, Inc. on June 17, 2003.

     On September 2, 2003, we furnished a report on Form 8-K, reporting on Item 12, announcing our earnings for our fourth quarter and fiscal year ended June 30, 2003.

EXHIBITS

Exhibit Number             Description

10.1 Employment Agreement dated July 1, 2003 between The Hain Celestial
     Group, Inc. and Irwin D. Simon.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2 Certification of Chief Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE HAIN CELESTIAL GROUP, INC.



Date:     November 13, 2003                 /s/ Irwin D. Simon
                                            ----------------------------------
                                            Irwin D. Simon,
                                            Chairman, President and Chief
                                            Executive Officer







Date:     November 13, 2003                 /s/ Ira J. Lamel
                                            ----------------------------------
                                            Ira J. Lamel,
                                            Executive Vice President and
                                            Chief Financial Officer