Form 10-Q
period 2003-12-31
HAIN CELESTIAL GROUP INC
filed 2004-02-17
CIK 910406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the quarterly period ended: 12/31/03
                                       or
     |_| Transition Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from ______
                                   to _______.

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


35,370,479 shares of Common Stock $.01 par value, as of February 4, 2004.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


                          Part I Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2003
         (unaudited) and June 30, 2003                                         2

         Consolidated Statements of Income -
         Three months and six months ended December 31, 2003
         and 2002 (unaudited)                                                  3

         Consolidated Statement of Stockholders' Equity -
         Six months ended December 31, 2003 (unaudited)                        4

         Consolidated Statement of Cash Flows -
         Six months ended December 31, 2003 and 2002 (unaudited)               5

         Notes to Consolidated Financial Statements                         6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-16

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                    17

Item 4.  Controls and Procedures                                              17

                           Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 6.  Exhibits and Reports on Form 8-K                                     18

         Signatures                                                           19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

                                                                       December 31,           June 30, 2003
                                                                           2003
                                                                   ---------------------   --------------------
                                        ASSETS                         (Unaudited)            (Note)
 Current assets:
  Cash and cash equivalents                                               $  23,771              $   10,984
  Accounts receivable, less allowance for doubtful
    accounts of $1,641 and $1,748                                            74,876                  61,215
  Inventories                                                                74,157                  66,444
  Recoverable income taxes, net                                                 978                     223
  Deferred income taxes                                                       3,171                   3,171
  Other current assets                                                        8,779                   7,671
                                                                   ---------------------   --------------------
    Total current assets                                                    185,732                 149,708

 Property, plant and equipment, net of accumulated
   depreciation and amortization of $38,705 and $31,555                      68,710                  68,665
 Goodwill                                                                   304,616                 296,508
 Trademarks and other intangible assets, net of
   accumulated amortization of $7,875 and $7,377                             55,819                  55,975
 Other assets                                                                 9,152                  10,692
                                                                   ---------------------   --------------------
   Total assets                                                           $ 624,029               $ 581,548
                                                                   =====================   ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued expenses                                  $   59,653               $  55,710
  Current portion of long-term debt                                           6,856                   8,807
  Income taxes payable                                                        9,779                   1,867
                                                                   ---------------------   --------------------
   Total current liabilities                                                 76,288                  66,384

 Long-term debt, less current portion                                        58,927                  59,455
 Deferred income taxes                                                       14,912                  14,912
                                                                   ---------------------   --------------------
   Total liabilities                                                        150,127                 140,751

 Stockholders' equity:
  Preferred stock - $.01 par value, authorized 5,000,000
   shares, no shares issued                                                       -                       -
  Common stock - $.01 par value, authorized 100,000,000
   shares, issued 35,992,995 and 34,810,722 shares                              360                     348
  Additional paid-in capital                                                374,676                 364,877
  Retained earnings                                                          96,003                  79,089
  Foreign currency translation adjustment                                    11,298                   4,639
                                                                   ---------------------   --------------------
                                                                            482,337                 448,953
 Less: 622,516 and 606,619 shares of
  treasury stock, at cost                                                    (8,435)                 (8,156)
                                                                   ---------------------   --------------------
   Total stockholders' equity                                               473,902                 440,797
                                                                   ---------------------   --------------------

   Total liabilities and stockholders' equity                             $ 624,029               $ 581,548
                                                                   =====================   ====================

Note: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                    Three Months Ended                          Six Months Ended
                                                       December 31,                               December 31,
                                          ---------------------------------------    ---------------------------------------
                                                2003                 2002                  2003                 2002
                                          -----------------    ------------------    -----------------    ------------------
                                                       (Unaudited)                                (Unaudited)

Net sales                                        $ 142,792             $ 123,006            $ 269,845             $ 219,426
Cost of sales                                       95,693                82,235              185,584               150,857
                                          -----------------    ------------------    -----------------    ------------------
   Gross profit                                     47,099                40,771               84,261                68,569

Selling, general and
 administrative expenses                            30,047                26,975               55,866                47,070
Restructuring and other
 non-recurring charges                                   -                   440                    -                   440
                                          -----------------    ------------------    -----------------    ------------------

   Operating income                                 17,052                13,356               28,395                21,059

Interest expense and other
 expenses, net                                         350                   206                1,141                   376
                                          -----------------    ------------------    -----------------    ------------------
Income before income taxes                          16,702                13,150               27,254                20,683
Provision for income taxes                           6,330                 4,964               10,340                 7,808
                                          -----------------    ------------------    -----------------    ------------------
   Net income                                     $ 10,372               $ 8,186               16,914              $ 12,875
                                          =================    ==================    =================    ==================

Net income per share:
   Basic                                            $ 0.30               $  0.24               $ 0.49               $  0.38
                                          =================    ==================    =================    ==================
   Diluted                                          $ 0.29               $  0.24               $ 0.47               $  0.37
                                          =================    ==================    =================    ==================

Weighted average common shares outstanding:
   Basic                                            34,913                33,776               34,567                33,739
                                          =================    ==================    =================    ==================
   Diluted                                          36,135                34,467               35,745                34,425
                                          =================    ==================    =================    ==================




  See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2003 (In thousands, except per share and share data)


                                                      Common Stock           Additional
                                                                 Amount       Paid-in        Retained         Treasury Stock
                                                    Shares       at $.01       Capital        Earnings       Shares      Amount
                                               --------------- ----------- --------------- -------------- ----------- ------------

Balance at June 30, 2003                           34,810,722        $348       $ 364,877       $ 79,089     606,619     $(8,156)

Exercise of stock options                           1,182,273          12           9,776
  and warrants

Purchase of treasury shares                                                                                   15,897        (279)

Non-cash compensation charge                                                           23

Comprehensive income:
  Net income for the period                                                                       16,914

  Translation adjustments



Total comprehensive income
                                               --------------- ----------- --------------- -------------- ----------- ------------
Balance at December 31, 2003                       35,992,995       $ 360        $374,676       $ 96,003  622,516        $(8,435)
                                               =============== =========== =============== ============== =========== ============



                                                 Foreign
                                                 Currency
                                                 Translation                  Comprehensive
                                                 Adjustment        Total             Income
                                              ---------------- ------------- ---------------------

Balance at June 30, 2003                        $ 4,639           $440,797

Exercise of stock options                                            9,788
  and warrants

Purchase of treasury shares                                           (279)

Non-cash compensation charge                                            23

Comprehensive income:
  Net income for the period                                         16,914            $  16,914

  Translation adjustments                            6,659           6,659                6,659
                                                                             ---------------------

Total comprehensive income                                                            $  23,573
                                              ---------------- ------------- =====================
Balance at December 31, 2003                      $ 11,298        $473,902
                                              ================ =============

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                    Six Months Ended
                                                                                      December 31,
                                                                        ------------------------------------------
                                                                              2003                    2002
                                                                        ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   (Unaudited)

Net income                                                                     $  16,914               $ 12,875
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                                 5,331                  4,163
     Provision for doubtful accounts                                               (115)                   (138)

   Increase (decrease) in cash attributable to changes in
        operating assets and liabilities, net of amounts
        applicable to acquired businesses:
          Accounts receivable                                                    (12,641)                (7,740)
          Inventories                                                             (7,126)                 3,100
          Other current assets                                                    (1,364)                (1,536)
          Other assets                                                             1,868                 (1,950)
          Accounts payable and accrued expenses                                    1,837                 (4,191)
       Accrued restructuring and non-recurring charges                                 -                 (1,046)
          Income taxes, net                                                        7,912                  8,695
                                                                        ------------------     -------------------

          Net cash provided by operating activities                               12,616                 12,232
                                                                        ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                               (2,293)                (4,262)
Acquisitions of businesses, net of cash acquired                                        -               (44,659)
                                                                        ------------------     -------------------
          Net cash used in investing activities                                   (2,293)               (48,921)
                                                                        ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) proceeds from bank revolving
  credit facility, net                                                            (1,650)                44,300
Payments on economic development revenue bonds                                      (258)                  (250)
Purchase of treasury stock                                                          (279)                (2,579)
Proceeds from exercise of warrants and options, net of
  related expenses                                                                 9,788                      4
(Repayments) proceeds of other long-term debt, net                                (2,352)                   589
                                                                        ------------------     -------------------

          Net cash provided by financing activities                                5,249                 42,064
                                                                        ------------------     -------------------

Effect of exchange rate changes on cash                                           (2,758)                  (240)
                                                                        ------------------     -------------------
Net increase in cash and cash equivalents                                         12,787                  5,135
Cash and cash equivalents at beginning of period                                  10,984                  7,538
                                                                        ------------------     -------------------

Cash and cash equivalents at end of period                                     $  23,771              $  12,673
                                                                        ==================     ===================


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

2.       BASIS OF PRESENTATION

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. Please refer to the footnotes to our consolidated financial statements as of June 30, 2003 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

3.       EARNINGS PER SHARE

     We report basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:


                                                                 Three Months Ended                Six Months Ended
                                                                    December 31,                     December 31,
                                                            ------------------------------ ---------------------------------

                                                                 2003           2002            2003              2002
                                                            --------------- -------------- ---------------- ----------------
Numerator:
Net income                                                        $ 10,372        $ 8,186         $ 16,914         $ 12,875
                                                            =============== ============== ================ ================
Denominator (in thousands):
Denominator for basic earnings per
 share - weighted average shares
 outstanding during the period                                      34,913         33,776           34,567           33,739
                                                            --------------- -------------- ---------------- ----------------

Effect of dilutive securities:
 Stock options                                                       1,072            535            1,018              529
 Warrants                                                              150            156              160              157
                                                            --------------- -------------- ---------------- ----------------
                                                                     1,222            691            1,178              686
                                                            --------------- -------------- ---------------- ----------------
Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversions                                     36,135         34,467           35,745           34,425
                                                            =============== ============== ================ ================
Basic net income per share                                          $ 0.30         $ 0.24           $ 0.49           $ 0.38
                                                            =============== ============== ================ ================
Diluted net income per share                                        $ 0.29         $ 0.24           $ 0.47           $ 0.37
                                                            =============== ============== ================ ================



4.       INVENTORIES

         Inventories consisted of the following:

                                                                    December 31,                June 30,
                                                                        2003                      2003
                                                              ------------------------ -------------------------
       Finished goods                                                   $47,019                   $43,022
       Raw materials, work-in-progress
         and packaging                                                   27,138                    23,422
                                                              ------------------------ -------------------------
                                                                        $74,157                   $66,444
                                                              ======================== =========================


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following:

                                                                   December 31,               June 30,
                                                                       2003                     2003
                                                              ----------------------- -------------------------
       Land                                                            $  7,053                 $ 6,913
       Building and improvements                                         26,355                  24,448
       Machinery and equipment                                           66,259                  61,949
       Furniture and fixtures                                             2,425                   2,383
       Leasehold improvements                                             1,548                   1,457
       Construction in progress                                           3,775                   3,070
                                                              ----------------------- -------------------------
                                                                        107,415                 100,220
       Less: Accumulated depreciation
               and amortization                                          38,705                  31,555
                                                              ----------------------- -------------------------
                                                                       $ 68,710                $ 68,665
                                                              ======================= =========================


6.       ACQUISITIONS

     On June 17, 2003, we acquired 100% of the stock of privately-held Acirca, Inc. ("Acirca"), the owner of the Walnut Acres Certified Organic(R) brand of organic fruit juices, soups, pasta sauces and salsas. Since June 2000, the financial and investment group Acirca has expanded Walnut Acres, its premier certified organic food and beverage brand, by integrating a series of organic brands including Mountain Sun(R), ShariAnn's(R), Millina's Finest(R), and Frutti di Bosco(R) into its Walnut Acres flagship. The acquisition of these product lines allows us to add natural and organic juices and sauces to our product offerings, and enhance our offerings of soups and salsas. The purchase price consisted of approximately $9 million in cash, 134,797 shares of our common stock valued at $2.2 million, plus the assumption of certain liabilities. At December 31, 2003, goodwill from this transaction was estimated to be $15.2 million.

     On December 2, 2002, we acquired substantially all of the assets and assumed certain liabilities of privately-held Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage company specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic frozen desserts in the U.S., Canada, and Europe. The acquisition of these product lines is expected to enhance our existing market positions in non-dairy beverages and soups while adding frozen dessert products to our offerings to customers. The purchase price consisted of approximately $44.2 million in cash, 532,765 shares of our common stock valued at $7 million, plus the assumption of certain liabilities. At December 31, 2003, goodwill from this transaction was valued at $37.3 million, trademarks and other non-amortizable intangibles were $15.7 million, and patents and other amortizable intangibles were valued at $1.2 million.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

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
                                                   ====================

     The balance sheet at December 31, 2003, includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We have completed all of the procedures required to finalize the purchase price allocation for Imagine, while such procedures required for Acirca are in the early stages and are expected to be completed during 2004.

     Our results of operations for the three and six months ended December 31, 2003 include the results of the above described acquisitions for the complete period. The following table presents information about sales and net income had the operations of the acquired businesses been combined with our business as of the first day of each of the periods shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

                                                     Three Months Ended               Six Months Ended
                                                      December 31, 2002              December 31, 2002
                                               ================================ =============================

Net sales                                                 $ 144,010                        $ 267,140
                                               ================================ =============================
Net income                                                 $  5,882                         $  9,109
                                               ================================ =============================
Income per share:
  Basic                                                     $  0.17                          $  0.27
                                               ================================ =============================
  Diluted                                                   $  0.17                          $  0.26
                                               ================================ =============================
Weighted average shares:
  Basic                                                    $ 34,131                         $ 34,318
                                               ================================ =============================
  Diluted                                                  $ 34,957                         $ 35,004
                                               ================================ =============================

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

     On May 14, 2003, our subsidiary in Belgium acquired Grains Noirs, N.V., a Belgian producer and marketer of fresh prepared organic appetizers, salads,

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

sandwiches and other full-plated dishes. The purchase price paid was approximately $2.2 million in cash. The net assets acquired, as well as the sales and results of operations of Grains Noirs, are not material and, therefore, have not been included in the detailed information about our acquisitions.

7.       CREDIT FACILITY

     We have a $240 million credit facility with a group of banks (the "Credit Facility") which provides us with a $145 million revolving credit facility (the "Revolving Credit Facility") through March 29, 2005 and a $95 million 364-day facility (the "364-Day Facility") through March 25, 2004. The Credit Facility is unsecured but is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2003, $52.2 million was borrowed under the Revolving Credit Facility with interest at 2.5%. At December 31, 2003, there were no borrowings under the 364-Day Facility.

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

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting For Stock-Based Compensation", net earnings and earnings per share for the three months and six months ended December 31, 2003 and 2002 would have been the pro forma amounts that follow:

                                                             Three Months Ended                      Six Months Ended
                                                                December 31,                           December 31,
                                                      -----------------    -------------     ---------------    --------------
                                                            2003               2002               2003              2002
                                                      -----------------    -------------     ---------------    --------------

Net income, as reported                                        $10,372         $  8,186             $16,914          $ 12,875
Non-cash compensation charge, net of related tax
effects                                                              7                7                  14                14

Stock-based employee compensation expense
determined under fair value method, net of related
tax effects                                                      (716)          (2,374)             (1,937)           (4,815)
                                                      -----------------    -------------     ---------------    --------------

Pro forma net income                                          $  9,663         $  5,819           $  14,991          $  8,074
                                                      =================    =============     ===============    ==============

Basic net income per share:
    As reported                                            $   0.30          $   0.24          $    0.49           $   0.38
                                                           ===========       ==========        ============        ========
    Pro forma                                              $   0.28          $   0.17          $    0.43           $   0.24
                                                           ===========       ==========        ============        ========

Diluted net income per share:
    As reported                                            $   0.29         $   0.24           $    0.47           $   0.37
                                                           ===========      ===========        ============        ========
    Pro forma                                              $   0.27         $   0.17           $    0.42           $   0.23
                                                           ===========      ===========        ============        ========


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

Results of Operations

Three months ended December 31, 2003

     Net sales for the three months ended December 31, 2003 were $142.8 million, an increase of $19.8 million or 16.1% over net sales of $123.0 million in the December 31, 2002 quarter. Our Canadian business grew 14.9%, our European business grew 68.2% and our U.S. business grew 13.5%. These increases came principally from volume increases, including increased volume from brands owned for more than one year as well as the volume added to each geographic area by the addition of the Imagine Foods, Walnut Acres and Grains Noirs brands to our portfolio. Net sales were negatively impacted by the continuing strike of grocery workers in Southern California as well as the transition to a new supplier by a major natural foods retailer, while net sales benefited from the movement of foreign currencies against the U.S. dollar.

     Gross profit for the three months ended December 31, 2003 was 33.0% of net sales as compared to 33.1% of net sales in the December 31, 2002 quarter. The 0.1% decrease in gross profit percentage was principally due to higher consumer spending and promotional allowances offset by lower delivery and warehousing expenses. We spent more in promotional allowances than our usual rate because we introduced the Carb Fit line of low carbohydrate products and we expanded our refrigerated non-dairy beverages during the second quarter this year. In addition, we spent approximately $1 million more in consumer coupons in this year's second quarter as compared to the prior year's second quarter. These promotional allowances and consumer spending are charged against sales under current accounting rules and, therefore, have the effect of reducing gross profit as a percentage of sales.

     Selling, general and administrative expenses increased by $3.1 million to $30.0 million for the three months ended December 31, 2003 as compared to $27.0 million in the December 31, 2002 quarter. Such expenses as a percentage of net sales amounted to 21.0% for the three months ended December 31, 2003 compared with 21.9% in the December 31, 2002 quarter. As a percentage of sales, selling, general, and administrative expenses decreased while the overall dollars increased. The increase in dollars was a result of increased advertising and marketing expenses needed to support our increased sales, while as a percentage of sales our selling costs decreased reflecting synergies from our acquired businesses.

     There were no restructuring and other non-recurring charges for the quarter ended December 31, 2003. During the prior year quarter ended December 31, 2002, we recorded approximately $0.4 million of restructuring and other non-recurring charges related to the sale of our Health Valley facility.

     Operating income was $17.1 million in the three months ended December 31, 2003 compared to $13.4 million in the December 31, 2002 quarter. Operating income as a percentage of net sales was 11.9% in the December 31, 2003 quarter, compared with 10.9% in the December 31, 2002 quarter. The dollar increase resulted principally from higher sales and gross profits, while the percentage increase resulted principally from lower selling, general and administrative expenses as a percentage of sales.

     Interest and other expenses amounted to $0.4 million for the three months ended December 31, 2003 compared to $0.2 million for the three months ended December 31, 2002. We incurred higher interest expense in the 2003 quarter resulting from borrowings for acquisitions which were outstanding for a full quarter this year.

     Income before income taxes for the three months ended December 31, 2003 amounted to $16.7 million compared to $13.2 million in the comparable period of the prior year. This increase was attributable to the increase in operating income.

     Our effective income tax rate approximated 38% of pre-tax income for both the three months ended December 31, 2003 and 2002. We expect our effective tax rate to approximate this rate during the remainder of fiscal 2004.

     Net income for the three months ended December 31, 2003 was $10.4 million compared to $8.2 million in the December 31, 2002 quarter. The increase of $2.2 million in earnings was primarily attributable to the aforementioned increase in income before income taxes.

Six Months Ended December 31, 2003

     Net sales for the six months ended December 31, 2003 were $269.8 million, an increase of $50.4 million or 23.0% over net sales of $219.4 million for the six months ended December 31, 2002. Our Canadian business grew 19.2%, our European business grew 63.7% and our U.S. business grew 21.6%. These increases came principally from volume increases, including increased volume from brands owned for more than one year as well as the volume added to each geographic area by the addition of the Imagine Foods, Walnut Acres and Grains Noirs brands to our portfolio. During the second quarter ended December 31, 2003, net sales were negatively impacted by the continuing strike of grocery workers in Southern California as well as the transition to a new supplier by a major natural foods retailer, while net sales benefited from the movement of foreign currencies against the U.S. dollar.

     Gross profit for both the six months ended December 31, 2003 and the six months ended December 31, 2002 was 31.2%. Gross profit was flat due to higher consumer spending and promotional allowances in our second quarter offset by lower delivery and warehousing expenses. During the second quarter ended December 31, 2003, we spent more in promotional allowances than our normal rate because we introduced the Carb Fit line of low carbohydrate products and we expanded our refrigerated non-dairy beverages. In addition, we spent approximately $1 million more in consumer coupons in this year's second quarter as compared to the prior year's quarter. These promotional allowances and consumer spending are charged against sales under current accounting rules and, therefore, have the effect of reducing gross profits as a percentage of sales.

     Selling, general and administrative expenses increased by $8.8 million to $55.9 as compared to $47.1 million for the six months ended December 31, 2002. Such expenses as a percentage of net sales amounted to 20.7% for the six months ended December 31, 2003 compared with 21.5% for the six months ended December 31, 2002. As a percentage of sales, selling, general and administrative expenses decreased while the dollars increased. The overall increase in dollars is a result of increased advertising and marketing spending needed to support our increased sales, while as a percentage of sales our selling costs decreased reflecting synergies from our acquired businesses.

     There were no restructuring and other non-recurring charges for the six months ended December 31, 2003. During the six months ended December 31, 2002, we recorded approximately $0.4 million of additional restructuring and other non-recurring charges related to the sale of our Health Valley facility.

     Operating income was $28.4 million in the six months ended December 31, 2003 compared to $21.1 million for the six months ended December 31, 2002. Operating income as a percentage of net sales was 10.5% for the six months ended December 31, 2003, compared with 9.6% for the six months ended December 31, 2002. The dollar increase resulted principally from higher sales and gross profits, while the percentage increases resulted principally from lower selling, general and administrative expenses as a percentage of sales.

     Interest and other expenses amounted to $1.1 million for the six months ended December 31, 2003 compared to $0.4 million for the six months ended December 31, 2002. We incurred higher interest expense for the six months ended December 31, 2003 resulting from borrowing for acquisitions which are outstanding for the full six months this year.

         Income before income taxes for the six months ended December 31 2003 amounted to $27.3 million compared to $20.7 million for the six months ended December 31, 2002. This increase was attributable to the increase in operating income offset by the increase in interest expenses and other expenses, net.

     Our effective income tax rate approximated 38% of pre-tax income for both the six months ended December 31, 2003 and 2002.

     Net income for the six months ended December 31, 2003 was $16.9 million compared to $12.9 million for the six months ended December 31, 2002. The increase of $4.0 million in earnings was primarily attributable to the aforementioned increase in income before income taxes.

Liquidity and Capital Resources

     We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our credit facility.

     We have available to us a $240 million credit facility (the "Credit Facility") which provides us with a $145 million revolving credit facility (the "Revolving Credit Facility") through March 29, 2005 and a $95 million 364-Day facility (the "364-Day Facility") through March 25, 2004. The Credit Facility is unsecured but is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of December 31, 2003 we had $52.2 million outstanding under the Revolving Credit Facility.

     This access to capital provides us with flexible working capital in the ordinary course of business, the opportunity to grow our business through acquisitions and develop our existing infrastructure through capital investment.

     Net cash provided by operations was $12.6 and $12.2 million for the six months ended December 31, 2003 and 2002, respectively. Our working capital and current ratio was $109.4 million and 2.4 to 1, respectively, at December 31, 2003 compared with $83.3 million and 2.3 to 1 respectively, at June 30, 2003. The increase in working capital resulted principally from the net income earned during the six months ended December 31, 2003.

     Net cash provided by financing activities was $5.2 million and $42.1 million for the six months ended December 31, 2003 and 2002, respectively. In the December 2003 period, we received proceeds from the exercise of stock options and warrants, which were offset by the payment of debt. In the December 2002, period borrowings were offset by acquisitions of shares of our common stock in open market purchases as part of our buy back program.

     Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:


                                                                   Payments Due by Period
                                   ---------------------------------------------------------------------------------------
                                                                                                           More than 5
                                        Total       Less than 1 year     1 - 3 years        3-5 Years          years
                                   ---------------- ----------------- ----------------- ---------------- -----------------
Debt instruments                         $  63,103         $   5,237         $  55,159         $  2,249
                                                                                                                    $ 458
Capital lease
   obligations                               2,680             1,619             1,049               12                 -

Operating leases                            18,344             2,988             5,641            3,623             6,092
                                   ---------------- ----------------- ----------------- ---------------- -----------------
Total contractual cash                   $  84,127         $   9,844         $  61,849         $  5,884
   obligations                                                                                                     $6,550
                                   ================ ================= ================= ================ =================


     We believe that cash on hand of $23.8 million at December 31, 2003, projected remaining fiscal 2004 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $8 million for the remainder of fiscal 2004, and the $9.8 million of debt and lease obligations described in the table above. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1% interest.

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

     Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have generally been within our expectations. Our chargebacks receivable balance at December 31, 2003 was $5.9 million as compared to $6 million at June 30, 2003.

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

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 4, 2003. The Company submitted the following matters to a vote of security holders:

1. To elect a board of directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; and

2. To amend our 2002 Long Term Incentive and Stock Award Plan to increase the number of shares issuable over the term of the plan by 1,500,000 shares to 3,100,000 shares in the aggregate; and

3. To amend our 2000 Directors Stock Option Plan to increase the number of shares issuable over the term of the plan by 200,000 shares to 950,000 shares in the aggregate; and

4. To ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal 2004.

The stockholders elected the persons named below, the Company's nominees for directors, as directors for the Company, casting votes as shown below:
----------------------------------- --------------------- -------------------
         ELECTION OF DIRECTORS              FOR                WITHHELD
----------------------------------- --------------------- -------------------
Irwin D. Simon                                29,921,053           1,445,899
----------------------------------- --------------------- -------------------
Beth L. Bronner                               29,227,951           2,139,001
----------------------------------- --------------------- -------------------
Jack Futterman                                23,900,726           7,466,226
----------------------------------- --------------------- -------------------
Daniel R. Glickman                            30,079,294           1,287,658
----------------------------------- --------------------- -------------------
James S. Gold                                 21,580,456           9,786,496
----------------------------------- --------------------- -------------------
Marina Hahn                                   23,599,333           7,767,619
----------------------------------- --------------------- -------------------
Neil Harrison                                 28,884,675           2,482,277
----------------------------------- --------------------- -------------------
Andrew R. Heyer                               29,612,612           1,754,340
----------------------------------- --------------------- -------------------
Joseph Jimenez                                22,467,308           8,899,644
----------------------------------- --------------------- -------------------
Roger Meltzer                                 20,747,760          10,619,192
----------------------------------- --------------------- -------------------
Larry Zilavy                                  23,583,484           7,783,468
----------------------------------- --------------------- -------------------

The stockholders ratified the amendment to our 2002 Long Term Incentive and Stock Award Plan casting 13,472,174 votes in favor, 11,573,732 votes against, 152,524 abstaining and 6,131,315 not voted.

The stockholders ratified the amendment to our 2000 Directors Stock Option Plan casting 13,470,310 votes in favor, 11,551,598 votes against, 177,062 abstaining, and 6,131,315 not voted.

The stockholders ratified the appointment of Ernst & Young, LLP casting 23,895,939 votes in favor, 7,376,448 against, and 94,565 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

On October 30, 2003, we furnished a report on Form 8-K, reporting on Item 12, announcing our earnings for our first quarter ended September 30, 2003.

EXHIBITS

Exhibit Number             Description

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE HAIN CELESTIAL GROUP, INC.



Date:     February 17, 2004                 /s/ Irwin D. Simon
                                            ----------------------------------
                                            Irwin D. Simon,
                                            Chairman, President and Chief
                                            Executive Officer







Date:     February 17, 2004                 /s/ Ira J. Lamel
                                            ----------------------------------
                                            Ira J. Lamel,
                                            Executive Vice President and
                                            Chief Financial Officer

EXHIBIT 31.1

                                  CERTIFICATION

I, Irwin D. Simon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hain Celestial Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: February 17, 2004

/s/ Irwin D. Simon
-------------------------------------
Irwin D. Simon
President and Chief Executive Officer

EXHIBIT 31.2
                                  CERTIFICATION

I, Ira J. Lamel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hain Celestial Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: February 17, 2004

/s/ Ira J. Lamel
----------------------------
Ira J. Lamel
Executive Vice President and
Chief Financial Officer

EXHIBIT 32.1

                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the period ended December 31, 2003 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Irwin D. Simon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 17, 2004


/s/ Irwin D. Simon
-------------------------------------
Irwin D. Simon
President and Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to The Hain Celestial Group, Inc. and will be retained by The Hain Celestial Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q for the period ended December 31, 2003 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Ira J. Lamel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: February 17, 2004


/s/ Ira J. Lamel
-----------------------------
Ira J. Lamel
Executive Vice President and
Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to The Hain Celestial Group, Inc. and will be retained by The Hain Celestial Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.