Form 10-Q
period 2004-03-31
HAIN CELESTIAL GROUP INC
filed 2004-05-17
CIK 910406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One) |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

                    For the quarterly period ended: 03/31/04
                                                            or
|_| Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______ to _______.

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


36,439,082 shares of Common Stock $.01 par value, as of May 7, 2004.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


                          Part I Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2004
         (unaudited) and June 30, 2003                                      2

         Consolidated Statements of Income -
         Three months and nine months ended March 31, 2004
         and 2003 (unaudited)                                               3

         Consolidated Statement of Stockholders' Equity -
         Nine months ended March 31, 2004 (unaudited)                       4

         Consolidated Statement of Cash Flows -
         Nine months ended March 31, 2004 and 2003 (unaudited)              5

         Notes to Consolidated Financial Statements                      6-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12-18

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                 19

Item 4.  Controls and Procedures                                           19

                            Part II Other Information

         Items 1 through 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K                                  19

         Signatures                                                        20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

                                                                      March 31,           June 30,
                                                                        2004                2003
                                                                   -----------------  ---------------
                                        ASSETS                       (Unaudited)          (Note)

Current assets:
Cash and cash equivalents                                             $   21,101       $   10,984
 Accounts receivable, less allowance for doubtful
   accounts of $1,810 and $1,748                                          70,731           61,215
 Inventories                                                              76,597           66,444
 Recoverable income taxes, net                                             1,018              223
 Deferred income taxes                                                     3,171            3,171
 Other current assets                                                     10,422            7,671
                                                                   -----------------  ---------------
   Total current assets                                                  183,040          149,708

Property, plant and equipment, net of accumulated
  depreciation and amortization of $41,128 and $31,555                    73,992           68,665
Goodwill                                                                 309,288          296,508
Trademarks and other intangible assets, net of
  accumulated amortization of $8,037 and $7,377                           55,909           55,975
Other assets                                                               9,022           10,692
                                                                   -----------------  ---------------
  Total assets                                                        $  631,251       $  581,548
                                                                   =================  ===============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                $   53,921       $   55,710
 Current portion of long-term debt                                         8,648            8,807
 Income taxes payable                                                     12,072            1,867
                                                                   -----------------  ---------------
  Total current liabilities                                               74,641           66,384

Long-term debt, less current portion                                      56,871           59,455
Deferred income taxes                                                     14,912           14,912
                                                                   -----------------  ---------------
  Total liabilities                                                      146,424          140,751

Stockholders' equity:
 Preferred stock - $.01 par value, authorized 5,000,000
  shares, no shares issued                                                     -                -
 Common stock - $.01 par value, authorized 100,000,000
  shares, issued 36,875,648 and 34,810,722 shares                            369              348
 Additional paid-in capital                                              385,632          364,877
 Deferred compensation                                                    (3,043)               -
 Retained earnings                                                       101,017           79,089
 Foreign currency translation adjustment                                   9,287            4,639
                                                                   -----------------  ---------------
                                                                         493,262          448,953
Less: 622,516 and 606,619 shares of
 treasury stock, at cost                                                  (8,435)          (8,156)
                                                                   -----------------  ---------------
  Total stockholders' equity                                             484,827          440,797
                                                                   -----------------  ---------------

  Total liabilities and stockholders' equity                          $  631,251       $  581,548
                                                                   =================  ===============

Note: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                    Three Months Ended                         Nine Months Ended
                                                        March 31,                                  March 31,
                                          ---------------------------------------    ---------------------------------------
                                                    2004                 2003                  2004                 2003
                                          -----------------    ------------------    -----------------    ------------------
                                                       (Unaudited)                                (Unaudited)

Net sales                                         $136,862             $ 129,224             $406,707             $ 348,650
Cost of sales                                       98,316                89,519              283,900               240,376
                                          -----------------    ------------------    -----------------    ------------------
   Gross profit                                     38,546                39,705              122,807               108,274

Selling, general and
 administrative expenses                            29,527                25,901               85,393                72,971
Restructuring and other
 non-recurring charges                                   -                     -                    -                   440
                                          -----------------    ------------------    -----------------    ------------------

   Operating income                                  9,019                13,804               37,414                34,863

Interest expense and other
 expenses, net                                         932                 1,184                2,073                 1,560
                                          -----------------    ------------------    -----------------    ------------------
Income before income taxes                           8,087                12,620               35,341                33,303
Provision for income taxes                           3,073                 4,764               13,413                12,572
                                          -----------------    ------------------    -----------------    ------------------
   Net income                                      $ 5,014               $ 7,856             $ 21,928              $ 20,731
                                          =================    ==================    =================    ==================

Net income per share:
   Basic                                            $ 0.14               $  0.23               $ 0.63               $  0.61
                                          =================    ==================    =================    ==================
   Diluted                                          $ 0.14               $  0.23               $ 0.61               $  0.60
                                          =================    ==================    =================    ==================
 Weighted average common
 shares outstanding:
   Basic                                            35,694                34,081               34,943                33,853
                                          =================    ==================    =================    ==================
   Diluted                                          36,804                34,887               36,098                34,579
                                          =================    ==================    =================    ==================



  See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2004
(In thousands, except per share and share data)


                                                     Common Stock           Additional     Unamortized
                                              ----------------------------
                                                               Amount        Paid-in        Non-cash       Retained

                                                 Shares        at $.01       Capital      Compensation     Earnings
                                              ------------- -------------- ------------- ---------------- -----------

       Balance at June 30, 2003                 34,810,722           $348     $ 364,877       $        -     $ 79,089

       Exercise of stock options                 1,914,926             19        17,587
         and warrants

       Purchase of treasury shares

       Restricted stock grant                      150,000              2         3,133          (3,135)

       Non-cash compensation charge                                                  35              92

       Comprehensive income:
         Net income for the period                                                                             21,928

         Translation adjustments



       Total comprehensive income
                                              ------------- -------------- ------------- ---------------- -----------
       Balance at March 31, 2004                36,875,648           $369     $ 385,632         $(3,043)    $ 101,017
                                              ============= ============== ============= ================ ===========


                                                 Foreign
                                                 Currency

                                               Translation                  Comprehensive

                                                Adjustment       Total            Income
                                              --------------- ------------- -------------------

       Balance at June 30, 2003                   $  4,639       $440,797

       Exercise of stock options                                   17,606
         and warrants

       Purchase of treasury shares                                   (279)

       Restricted stock grant                                           -

       Non-cash compensation charge                                   127

       Comprehensive income:
         Net income for the period                                 21,928            $  21,928

         Translation adjustments                     4,648          4,648                4,648
                                                                            -------------------

       Total comprehensive income                                                    $  26,576
                                              --------------- ------------- ===================
       Balance at March 31, 2004                  $  9,287       $484,827
                                              =============== =============


See notes to consolidated financial statement

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                             Nine Months Ended
                                                                                 March 31,
                                                                     ----------------------------------
                                                                         2004                2003
                                                                     --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                                            (Unaudited)

Net income                                                              $  21,928          $  20,731
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                          7,773              6,295
     Provision for doubtful accounts                                           57                 56
     Non-cash compensation                                                    127                 35
   Increase (decrease) in cash attributable to changes in
        operating assets and liabilities, net of amounts  applicable acquired businesses:
          Accounts receivable                                              (7,999)            (9,481)
          Inventories                                                      (8,405)             1,674
          Other current assets                                             (2,589)              (557)
          Other assets                                                      1,828             (2,115)
          Accounts payable and accrued expenses                            (6,577)            (7,893)
          Income taxes, net                                                10,205             10,942
                                                                     --------------     ---------------

          Net cash provided by operating activities                        16,348             19,687
                                                                     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                        (6,145)            (6,010)
Acquisitions of businesses, net of cash acquired                           (4,480)           (44,660)
                                                                     --------------     ---------------
          Net cash used in investing activities                           (10,625)           (50,670)
                                                                     --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) proceeds from bank revolving
  credit facility, net                                                     (7,650)            39,300
Payments on economic development revenue bonds                               (408)              (375)
Purchase of treasury stock                                                   (279)            (4,281)
Costs in connection with bank financing                                       (25)              (181)
Proceeds from exercise of warrants and options, net of
  related expenses                                                         17,606                389
Repayments of other long-term debt, net                                    (2,891)               (81)
                                                                     --------------     ---------------
           Net cash provided by financing activities                        6,353             34,771
                                                                     --------------     ---------------
Effect of exchange rate changes on cash                                    (1,959)               647
                                                                     --------------     ---------------
Net increase in cash and cash equivalents                                  10,117              4,435
Cash and cash equivalents at beginning of period                           10,984              7,538
                                                                     --------------     ---------------

Cash and cash equivalents at end of period                              $  21,101          $  11,973
                                                                     ==============     ===============


See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL

The Hain Celestial Group, Inc. (herein referred to as "we", "us" and "our") is a natural, organic, specialty and snack food company. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Carb Fit(R), Breadshop(R), Casbah(R), Garden of Eatin'(R), Walnut Acres Certified Organic(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), Nile Spice(R), Lima(R), Biomarche(R), Natumi(R), Milk Free(R) and Grains Noirs(R). Our principal speciality product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R).

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

2.       BASIS OF PRESENTATION

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. Please refer to the footnotes to our consolidated financial statements as of June 30, 2003 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                      Three Months Ended    Nine Months Ended
                                           March 31,             March 31,
                                     -------------------- --------------------

                                        2004       2003       2004      2003
                                     -------------------- --------------------
Numerator:
Net income                            $  5,014  $  7,856    $ 21,928 $ 20,731
                                     ==================== ====================
Denominator (in thousands):
Denominator for basic earnings per
 share - weighted average shares
 outstanding during the period          35,694    34,081      34,943   33,853
                                     -------------------- --------------------

Effect of dilutive securities:
 Stock options                           1,059       650       1,031      569
 Warrants                                   51       156         124      157
                                     -------------------- --------------------
                                         1,110       806       1,155      726
                                     -------------------- --------------------
Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversions         36,804    34,887      36,098   34,579
                                     ==================== ====================
Basic net income per share              $ 0.14    $ 0.23      $ 0.63   $ 0.61
                                     ==================== ====================
Diluted net income per share            $ 0.14    $ 0.23      $ 0.61   $ 0.60
                                     ==================== ====================

4.       Restricted Stock Grant

In accordance with the terms of the employment agreement with our Chief Executive Officer, on February 24, 2004, we granted 150,000 shares of restricted common stock to our Chief Executive Officer. On the grant date, the market value of our common stock was $20.90 per share and, therefore, the total market value of the grant approximated $3.1 million. These shares will vest ratably from the date of grant through expiration of the employment agreement on June 30, 2007. Through March 31, 2004, 4,419 shares have vested. For the quarter ended March 31, 2004, approximately $92,000 of non-cash compensation has been charged togeneral and administrative expenses.

5.       INVENTORIES

         Inventories consisted of the following:

                                        March 31,          June 30,
                                          2004               2003
                                      --------------   ---------------
 Finished goods                          $45,993            $43,022
 Raw materials, work-in-progress
   and packaging                          30,604             23,422
                                      --------------   ---------------
                                         $76,597            $66,444
                                      ==============   ===============

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

6.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following:

                                          March 31,         June 30,
                                            2004              2003
                                        -------------- ---------------
       Land                                 $  7,145          $ 6,913
       Buildings and improvements             26,748           24,448
       Machinery and equipment                70,911           61,949
       Furniture and fixtures                  2,431            2,383
       Leasehold improvements                  1,524            1,457
       Construction in progress                6,361            3,070
                                        -------------- ---------------
                                             115,120          100,220
       Less: Accumulated depreciation
               and amortization               41,128           31,555
                                        -------------- ---------------
                                            $ 73,992         $ 68,665
                                        ============== ===============


7.       ACQUISITIONS

On June 17, 2003, we acquired 100% of the stock of privately-held Acirca, Inc. ("Acirca"), the owner of the Walnut Acres Certified Organic(R) brand of organic fruit juices, soups, pasta sauces and salsas. Since June 2000, the financial and investment group Acirca has expanded Walnut Acres, its premier certified organic food and beverage brand, by integrating a series of organic brands including Mountain Sun(R), ShariAnn's(R), Millina's Finest(R), and Frutti di Bosco(R) into its Walnut Acres flagship. With the acquisition of these product lines, we added natural and organic juices and sauces to our product offerings and enhanced our offerings of soups and salsas. The purchase price consisted of approximately $9 million in cash, 134,797 shares of our common stock valued at $2.2 million, plus the assumption of certain liabilities. At March 31, 2004, goodwill from this transaction was estimated to be $16.7 million.

On December 2, 2002, we acquired substantially all of the assets and assumed certain liabilities of privately-held Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage company specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic frozen desserts in the U.S., Canada, and Europe. The acquisition of these product lines has enhanced our existing market positions in non-dairy beverages and soups while adding frozen dessert products to our offerings to customers. The purchase price consisted of approximately $44.2 million in cash, 532,765 shares of our common stock valued at $7 million, plus the assumption of certain liabilities. At March 31, 2004, goodwill from this transaction was valued at $37.3 million, trademarks and other non-amortizable intangibles were $15.7 million, and patents and other amortizable intangibles were valued at $1.1 million.

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
                                                      ================

The balance sheet at March 31, 2004 includes the assets acquired and liabilities assumed valued at fair market value on the date of purchase. We have completed all of the procedures required to finalize the purchase price allocation for Imagine, while such procedures required for Acirca are expected to be completed by June 2004.

Our results of operations for the three and nine months ended March 31, 2004 include the results of the above described acquisitions for the complete period. The following table presents information about sales and net income had the operations of the acquired businesses been combined with our business as of the first day of each of the periods shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

                               Three Months Ended   Nine Months Ended
                                  March 31, 2003      March 31, 2003
                               ==================== =================

Net sales                          $ 133,899            $ 401,039
                               ==================== =================
Net income                         $   5,751            $  14,860
                               ==================== =================
Income per share:
  Basic                            $    0.17            $    0.44
                               ==================== =================
    Diluted                        $    0.16            $    0.43
                               ==================== =================
Weighted average shares:
  Basic                            $  34,216            $  33,988
                               ==================== =================
   Diluted                         $  35,022            $  34,714
                               ==================== =================

In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the Acirca and Imagine acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On February 25, 2004, our subsidiary in Belgium acquired Natumi AG, a German producer of non-dairy beverages and desserts marketed principally in retail

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

channels in Europe. The purchase price consisted of $1.4 million in cash as well as the assumption of certain liabilities. The net assets acquired, as well as the sales and results of operations of Natumi, are not material to the Company's financial position or results of operations and, therefore, have not been included in the detailed information about our acquisitions.

On May 14, 2003, our subsidiary in Belgium acquired Grains Noirs, N.V., a Belgian producer and marketer of fresh prepared organic appetizers, salads, sandwiches and other full-plated dishes. The purchase price paid was approximately $2.2 million in cash. The net assets acquired, as well as the sales and results of operations of Grains Noirs, are not material to the Company's financial position or results of operations and, therefore, have not been included in the detailed information about our acquisitions.

8.       CREDIT FACILITY

On April 22, 2004, we entered into a new $300 million credit facility (the "Credit Facility") with a bank group led by our existing bank agents for a five-year term expiring in April 2009. The Credit Facility provides for an uncommitted $50 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus and applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2004, $46.2 million was borrowed under the Credit Facility at an interest rate of 2.3%.

9.       STOCK-BASED COMPENSATION

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting For Stock-Based Compensation," net earnings and earnings per share for the three months and nine months ended March 31, 2004 and 2003 would have been the pro forma amounts that follow:

                                                         Three Months Ended             Nine Months Ended
                                                             March 31,                      March 31,
                                                    ---------------------------  ---------------------------
                                                       2004             2003           2004           2003
                                                    ------------   ------------  --------------  -----------
Net income, as reported                                  $5,014      $  7,856         $21,928      $ 20,731
Non-cash compensation charge, net of related tax
effects                                                      65             7              79            22

Stock-based employee compensation expense
determined under fair value method, net of related
tax effects                                             (2,413)        (2,357)         (4,350)       (7,172)
                                                    ------------   ------------  --------------  -----------

Pro forma net income                                   $  2,666      $  5,506       $  17,657      $ 13,581
                                                    ============   ============  ==============  ===========

Basic net income per share:
    As reported                                        $   0.14      $   0.23      $    0.63       $   0.61
                                                    ===========     ==========    ============     ========
    Pro forma                                          $   0.07      $   0.16      $    0.51       $   0.40
                                                    ===========     ==========    ============     ========

Diluted net income per share:
    As reported                                        $   0.14      $   0.23       $    0.61     $   0.60
                                                    ===========     ===========  ============     ========
    Pro forma                                          $   0.07      $   0.16       $    0.49     $   0.39
                                                    ===========     ===========  ============     ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Overview

We manufacture, market, distribute and sell natural, organic, specialty and snack food products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known natural food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Arrowhead Mills(R), Health Valley(R), Carb Fit(R), Breadshop(R), Casbah(R), Garden of Eatin'(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R), Little Bear Organic Foods(R), Bearitos(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Gaston's(R), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), Nile Spice(R), Lima(R), Biomarche(R), Natumi(R), Milk Free(R) and Grains Noirs(R). Our principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our website can be found at www.hain-celestial.com.

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

Results of Operations

Three months ended March 31, 2004

Net sales for the three months ended March 31, 2004 were $136.9 million, an increase of $7.7 million or 6.0% over net sales of $129.2 million in the March 31, 2003 quarter. Gross sales (before deducting discounts and other sales incentives in accordance with Emerging Issues Task Force Consensus("EITF") 01-09) increased 9.2% in the 2004 quarter over the prior year period. The increases came from volume increases principally in our snacks brands, which were up 20.9%, our Earth's Best baby food brand, which was up 24%, our Celestial Seasonings tea brand, which was up 6.2%, our Canadian business, which was up 23.7%, and from the introduction of our new Carb Fit brand of low-carbohydrate products. Sales of our Imagine Foods brands, acquired in December 2002, are included in each of the quarterly periods, while sales of our Walnut Acres brands are included only in the current year quarter. The difference between gross sales growth of 9.2% and net sales growth of 6.0% is the result of more aggressive spending in the trade and on consumers, including spending on the launch of our new Carb Fit brand, during the 2004 quarter as compared to the 2003 quarter. In the 2004 quarter, we spent approximately $.5 million more in this area than in the prior year's quarter. The Company believes that sales growth during the current year quarter was negatively impacted by our inability to fill orders for soup due to non-recurring manufacturing issues encountered at our independent soup co-packer, thereby causing out of stock positions on soup, and to a lesser extent, by the strike of grocery workers in Southern California where the Company has a very strong market presence.

Gross profit for the three months ended March 31, 2004 was 28.2% of net sales as compared to 30.7% of net sales in the March 31, 2003 quarter. Approximately 2.1 percentage points of the decline in gross profit percentage was principally the result of aggressive spending in the trade and with consumers, including spending on the launch of Carb Fit, as described earlier. Increases in transportation costs resulting from higher fuel costs, the cost effects of new regulations on the U.S. trucking industry, and an increase in the percentage of our shipments that are delivered by us, caused an additional one percentage point reduction in gross profit as a percent of sales. We also saw increases in the cost of ingredients.

Selling, general and administrative expenses increased by $3.6 million to $29.5 million for the three months ended March 31, 2004 as compared to $25.9 million in the March 31, 2003 quarter. Such expenses as a percentage of net sales amounted to 21.5% for the three months ended March 31, 2004 compared with 20.0% in the March 31, 2003 quarter. Selling, general and administrative expenses have increased as a percentage of sales and in overall dollars, primarily as a result of increased advertising and marketing expenses needed to support our increased sales including the introduction of our Carb Fit brand of low carbohydrate products.

There were no restructuring and other non-recurring charges for the quarter ended March 31, 2004 or for the quarter ended March 31, 2003.

Operating income was $9.0 million in the three months ended March 31, 2004 compared to $13.8 million in the March 31, 2003 quarter. Operating income as a percentage of net sales was 6.6% in the March 31, 2004 quarter, compared with 10.7% in the March 31, 2003 quarter. The dollar and percentage decrease is a result of the aforementioned lower gross profit and higher selling, general and administrative expenses.

Interest and other expenses amounted to $0.9 million for the three months ended March 31, 2004 compared to $1.2 million for the three months ended March 31, 2003. We incurred lower interest expense in the 2004 quarter resulting from lower interest rates from our credit facility.

Income before income taxes for the three months ended March 31, 2004 amounted to $8.1 million compared to $12.6 million in the comparable period of the prior year. This decrease was attributable to the decrease in operating income.

Our effective income tax rate approximated 38% of pre-tax income for both the three months ended March 31, 2004 and 2003. We expect our effective tax rate to approximate this rate during the remainder of fiscal 2004.

Net income for the three months ended March 31, 2004 was $5.0 million compared to $7.9 million in the March 31, 2003 quarter. The decrease of $2.9 million in earnings was primarily attributable to the aforementioned decrease in income before income taxes.

Nine Months Ended March 31, 2004

Net sales for the nine months ended March 31, 2004 were $406.7 million, an increase of $58.0 million or 16.6% over net sales of $348.7 million for the nine months ended March 31, 2003. Gross sales (before deducting discounts and other sales incentives in accordance with EITF 01-09) increased 18.4% in the first nine months of 2004 over the prior year period. The increases came from volume increases principally in the Company's snacks brands, which were up 14.4%, the Company's Earth's Best baby food brand, which was up 22.5%, the Company's Celestial Seasonings tea brand, which was up 6.9%, the Company's Canadian business, which was up 23.8%, and from the introduction of the Company's new Carb Fit brand of low-carbohydrate products, as well as sales of businesses acquired. The difference between gross sales growth of 18.4% and net sales growth of 16.6% is the result of more aggressive spending in the trade and on consumers, including spending on the launch of the Carb Fit brand, during 2004 as compared to 2003. In 2004, the Company spent approximately $1 million more in this area than in the prior year. The Company believes that sales growth during the current year period was negatively impacted by our inability to fill orders for soup due to non-recurring manufacturing issues encountered at our independent soup co-packer, thereby causing out of stock positions on soup, and to a lesser extent, by the strike of grocery workers in Southern California where the Company has a very strong market presence.

Gross profit for the nine months ended March 31, 2004 was 30.2% of net sales as compared to 31.1% of net sales for the nine months ended March 31, 2003. The decline in gross profit percentage was principally the result of the aggressive spending in the trade and with consumers, including spending on the launch of Carb Fit, as described earlier, as well as increases in transportation costs resulting from higher fuel costs, the cost effects of new regulations on the U.S. trucking industry, and an increase in the percentage of our shipments that are delivered by us. We also saw increases in the cost of ingredients.

Selling, general and administrative expenses increased by $12.4 million to $85.4 as compared to $73.0 million for the nine months ended March 31, 2003. Such expenses as a percentage of net sales amounted to 21.0% for the nine months ended March 31, 2004 compared with 20.9% for the nine months ended March 31, 2003. Selling, general and administrative expenses increased in overall dollars and as a percentage of sales, primarily as a result of increased advertising and marketing spending needed to support our increased sales, including our new Carb Fit line of products.

There were no restructuring and other non-recurring charges for the nine months ended March 31, 2004. During the nine months ended March 31, 2003, we recorded approximately $0.4 million of additional restructuring and other non-recurring charges related to the sale of our Health Valley facility.

Operating income was $37.4 million in the nine months ended March 31, 2004 compared to $34.9 million for the nine months ended March 31, 2003. Operating income as a percentage of net sales was 9.2% for the nine months ended March 31, 2004, compared with 10.0% for the nine months ended March 31, 2003. While overall dollars increased, as a percentage of sales operating income decreased. These changes are a result of higher sales offset by the aforementioned decrease in gross profit and increase in selling, general and administrative expenses.

Interest and other expenses amounted to $2.1 million for the nine months ended March 31, 2004 compared to $1.6 million for the nine months ended March 31, 2003. 14 We incurred higher interest expense for the nine months ended March 31, 2004 resulting from borrowings for acquisitions which were outstanding for the full nine months this year.

Income before income taxes for the nine months ended March 31, 2004 amounted to $35.3 million compared to $33.3 million for the nine months ended March 31, 2003. This increase was attributable to the aforementioned increase in operating income, offset by the increase in interest expense and other expenses, net.

Our effective income tax rate approximated 38% of pre-tax income for both the nine months ended March 31, 2004 and 2003.

Net income for the nine months ended March 31, 2004 was $21.9 million compared to $20.7 million for the nine months ended March 31, 2003. The increase of $1.2 million in earnings was primarily attributable to the aforementioned increase in income before income taxes.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

We have available to us a $300 million Credit Facility through April 22, 2009. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of March 31, 2004, we had $46.2 million outstanding under the Credit Facility.

This access to capital provides us with flexible working capital in the ordinary course of business, the opportunity to grow our business through acquisitions and develop our existing infrastructure through capital investment.

We have also announced that effective July 2004 we will adjust prices upward by 4% to 5% across certain of our U.S. businesses effective July 2004. We expect the increases will offset increased costs we have absorbed in fuel, freight and commodities, and should help offset future increased costs into the next production year as we renew procurement contracts.

Net cash provided by operations was $16.3 and $19.7 million for the nine months ended March 31, 2004 and 2003, respectively. Our working capital and current ratio was $108.4 million and 2.5 to 1, respectively, at March 31, 2004 compared with $83.3 million and 2.3 to 1 respectively, at June 30, 2003. The increase in working capital resulted principally from the net income earned during the nine months ended March 31, 2004.

Net cash provided by financing activities was $6.4 million and $34.8 million for the nine months ended March 31, 2004 and 2003, respectively. In the March 31, 2004 period, we received proceeds from the exercise of stock options and warrants, which were offset by the payment of debt. In the March 2003 period, borrowings were offset by acquisitions of shares of our common stock in open market purchases as part of our buy back program.

We believe that cash on hand of $21.1 million at March 31, 2004, projected remaining fiscal 2004 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $4 million, and scheduled debt payments of approximately $8.6 million for the remainder of fiscal 2004. Further, cash on hand, anticipated cash flows from operations for fiscal 2005, and availability under our credit Facility are believed to be sufficient to fund these needs through fiscal 2005. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1% interest.

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

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have generally been within our expectations. Our chargebacks receivable balance at March 31, 2004 was $6.5 million as compared to $6 million at June 30, 2003.

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

Part II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

On March 8, 2004, we filed a report on Form 8-K, reporting on Item 5, the resignation of James S. Gold as a Director.

On February 4, 2004, we filed a report on Form 8-K, reporting on Item 12, announcing our earnings for our second quarter ended December 31, 2003.

EXHIBITS

Exhibit Number             Description

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the SecuritiesExchange Act, as amended.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification by Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE HAIN CELESTIAL GROUP, INC.



Date:     May 17, 2004              /s/ Irwin D. Simon
                                    ----------------------------------
                                     Irwin D. Simon,
                                     Chairman, President and Chief
                                     Executive Officer







Date:     May 17, 2004              /s/ Ira J. Lamel
                                    ----------------------------------
                                     Ira J. Lamel,
                                     Executive Vice President and
                                     Chief Financial Officer