Form 10-K
period 2004-06-30
HAIN CELESTIAL GROUP INC
filed 2004-09-13
CIK 910406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

     |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934

                     For The Fiscal Year Ended June 30, 2004

|_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission File No. 0-22818

                         THE HAIN CELESTIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      22-3240619
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

             58 South Service Road                            11747
              Melville, New York                            (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code:  (631) 730-2200

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant's stock, as quoted on the Nasdaq National Market on December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $668,741,931.

As of September 1, 2004, there were 36,395,242 shares outstanding of the registrant's Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

                                                         Part of the Form 10-K
                Document                                 into which Incorporated

The Hain Celestial Group, Inc. Definitive Proxy          Part III
Statement for the Annual Meeting of Stockholders to be Held December 2, 2004

                                Table of Contents

                                                                            Page
                                                                            ----

PART I

Item 1.        Business......................................................1
               General.......................................................1
               Products......................................................2
               New Product Initiatives Through Research and Development......4
               Sales and Distribution........................................4
               Marketing.....................................................4
               Manufacturing Facilities......................................5
               Suppliers of Ingredients and Packaging........................5
               Co-Packed Product Base........................................5
               Trademarks....................................................6
               Competition...................................................6
               Government Regulation.........................................7
               Independent Certification.....................................7
               Available Information.........................................8
Item 2.        Properties....................................................8
Item 3.        Legal Proceedings.............................................9
Item 4.        Submission of Matters to a Vote of Security Holders...........9

PART II

Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................9
Item 6.        Selected Financial Data......................................11
Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................12
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk...25
Item 8.        Financial Statements and Supplementary Data..................25
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................50
Item 9A.       Controls And Procedures......................................50

PART III

Item 10.       Directors and Executive Officers of the Registrant...........50
Item 11.       Executive Compensation.......................................50
Item 12.       Security Ownership and Certain Beneficial Owners and
                 Management.................................................50
Item 13.       Certain Relationships and Related Transactions...............50
Item 14.       Principal Accountant Fees and Services.......................50

PART IV

Item 15.       Exhibits, Financial Statement Schedule, and Reports on
                 Form 8-K...................................................50
Signatures..................................................................54

                                     PART I
                         THE HAIN CELESTIAL GROUP, INC.

Item 1. Business.

Unless otherwise indicated, references in this Annual Report to 2004, 2003, 2002 or "fiscal" 2004, 2003, 2002 or other years refer to our fiscal year ended June 30 of that year and references to 2005 or "fiscal" 2005 refer to our fiscal year ending June 30, 2005.

General

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural health and body care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our natural health and body care product line is marketed under the JASON(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands.

Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market stores, drug stores, food service channels and club stores. During 2004, 2003 and 2002, approximately 39%, 42% and 54%, respectively, of our revenues were derived from products manufactured within our own facilities. The remaining 61%, 58% and 46% for 2004, 2003 and 2002, respectively, of our revenues were derived from products which are produced by independent food manufacturers ("co-packers") using proprietary specifications controlled by us.

Since our formation, we have completed a number of acquisitions of companies and brands. In the last three fiscal years, we have acquired the following companies and brands:

o    On June 3, 2004, we acquired Jason Natural Products, Inc., a
     California-based manufacturer and marketer of natural health and body care products.

o On May 27, 2004, we acquired the Rosetto and Ethnic Gourmet businesses of H.J. Heinz Company, L.P. ("Heinz"), which produce and market frozen pasta and natural ethnic frozen meals, respectively. Heinz owned approximately 16.7% of our common stock at the time of the transaction.

o On February 25, 2004, we acquired Natumi AG, a German producer and marketer of soy milk and other soy based products.

o On June 17, 2003, we acquired Acirca, Inc., a New York based manufacturer, distributor and marketer of natural and organic juices, pasta sauces, soups and salsas under the Walnut Acres Certified Organic(R) brand.

o On May 14, 2003, we acquired Grains Noirs, N.V., a Belgian producer and marketer of fresh prepared organic appetizers, salads, sandwiches and other full-plated dishes.

o On December 2, 2002, we acquired the assets and business of Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage business specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic non-dairy frozen desserts under the Rice Dream(R), Soy Dream(R) and Imagine(R) brands.

o On December 10, 2001, we acquired Lima N.V., the leading Belgian natural and organic foods manufacturer and marketer, and its affiliated company Biomarche, a processor and marketer of fresh organic produce.

Our brand names are well recognized in the various market categories they serve. We have acquired numerous brands since our formation (in addition to those mentioned above) and we will seek future growth through internal expansion as well as the acquisition of complementary brands.

Our overall mission is to be a leading marketer and seller of natural, organic, beverage, snack and speciality food products and natural health and body care products by integrating all of our brands under one management team and employing a uniform marketing, sales and distribution program. Our business strategy is to capitalize on the brand equity and the distribution previously achieved by each of our acquired product lines and to enhance revenues by strategic introductions of new product lines that complement existing products. This strategy has been established through the acquisitions referred to above and the introduction of a number of new products that complement existing product lines. We believe that by integrating our various brand groups, we will achieve economies of scale and enhanced market penetration. We consider the acquisition of natural, organic and specialty food companies and product lines as an integral part of our business strategy. To that end, we do, from time to time, review and conduct preliminary discussions with acquisition candidates.

As of June 30, 2004, we employed a total of 1,463 full-time employees. Of these employees, 173 were in sales and 768 in production, with the remaining 522 employees filling management, accounting, marketing, operations and clerical positions.

Products

We continuously evaluate our existing products for taste, nutritional value and cost and make improvements where possible. We will discontinue products or stock keeping units when sales of those items do not warrant further production.

Natural and Organic Food Products

Our natural and organic food product lines consist of approximately 1,500 branded items and include non-dairy drinks (soy and rice milk), popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking oils, granolas, granola bars, cereal bars, canned and instant soups, chilis, packaged grain, nut butters and nutritional oils, juices, frozen desserts and ethnic meals, as well as other food products. Our Hain(R), Westbrae(R), Westsoy(R), Imagine(R), Rice Dream(R), Soy Dream(R), Walnut Acres Certified Organic(R), Ethnic Gourmet(R), Little Bear(R), Bearitos(R), Arrowhead Mills(R), Terra Chips(R), DeBoles(R), Garden of Eatin'(R), Health Valley(R), Casbah(R), Breadshop's(R), Nile Spice(R), Earth's Best(R), Harry's Premium Snacks(R), Lima(R), Biomarche(R) and Grains Noirs(R) businesses market and distribute this full line of natural food products. We are a leader in many of the top natural food categories. Natural foods are defined as foods which are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of our products are also made with "organic" ingredients which are grown without dependence upon artificial pesticides, chemicals or fertilizers. Non-dairy drinks accounted for approximately 15% of total net sales in 2004, 16% in 2003 and 12% in 2002.

Tea and Beverage Products

Our tea products are 100% natural and are made from high-quality, natural flavors and ingredients and are generally offered in 20 and 40 count packages. We are the leading specialty tea in North America and are sold in grocery, natural foods and other retail stores. We develop flavorful, unique blends with attractive, colorful and thought-provoking packaging. Our products include herb teas such as Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R), Cinnamon Apple Spice, Red Zinger(R), Raspberry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Wild Berry Zinger(R), a line of green teas, a line of wellness teas, a line of organic teas, and a line of specialty black teas and chais. We also offer Cool Brew iced teas, natural ciders, a line of Teahouse Lattes and Chais and a new line of Zingerades(R) which include herb tea, lemonade and juice.

Our beverage and tea products include over 80 flavors of tea made from 100% natural ingredients. The types of teas offered include herb, red (rooibos), honeybush, white, green, black, mate and chai. Our teas are offered both with and without caffeine. We also offer organic and iced teas. Recent beverage introductions include Natural Ciders and Teahouse Lattes and Chais, available in several flavors. Tea beverages accounted for approximately 17% of total net sales in 2004 and 20% in 2003 and 21% in 2002.

Snack Food Products

We manufacture, market and sell a variety of potato and vegetable chips, organic tortilla style chips, pretzels, popcorn and potato chips under the Terra Chips(R), Garden of Eatin'(R), Little Bear(R), Boston's Popcorn(R) and Harry's Premium Snacks(R) names. Terra Chips(R) natural food products consist of approximately 40 items comprised of varieties of potato chips, potato sticks (known as Frites(R)), sweet potato chips and other vegetable chips. Garden of Eatin'(R) natural food products substantially consist of approximately 30 organic tortilla chip products. Boston Popcorn(R) and Harry's(R) products consist of approximately 25 varieties of popcorn, potato chips, tortilla chips and other snack food items.

Meat Alternative Products

We manufacture, distribute and market a full line of soy protein meat alternative products under the Yves brand name including such well known products as The Good Dog(R), The Good Lunch(R) and The Good Slice(R), among others. Meat alternative products provide consumers with an alternative product containing the health benefits of soy without the health concerns associated with traditional meat products. Yves meat alternative products consist of approximately 60 items including meat alternative choices among veggie burgers, veggie wieners, veggie slices, veggie entrees and veggie ground round.

Frozen Food Products

Our Rosetto(R), Ethnic Gourmet(R), Kineret(R), and Imagine(R) Frozen businesses manufacture, market and distribute all-natural, organic, and specialty frozen food products. Rosetto(R) is the country's #1 brand of frozen pasta, with 8 of the top 10 SKU's in the category. Ethnic Gourmet(R) is an all-natural line of restaurant quality frozen entrees, bowls, and wraps made from authentic ethnic recipes. Kineret(R) is an all-Kosher line of frozen meals, side dishes and other items. Our Imagine(R) frozen businesses, the Soy Dream(R) and Rice Dream(R) lines of frozen non-dairy confections and novelties, offer more than 40 different products for consumers that want all-natural and organic soy and rice based alternatives to ice cream.

Natural Health and Body Care Products

We manufacture and market a full line of personal care products including skin care, hair care, body care, oral care, and deodorants under the JASON(R), Orjene(R) and Shaman Earthly Organics(TM) brands. The majority of our products are under the JASON(R) brand, which consists of approximately 250 items across all five of the product categories that we participate in. We also manufacture and market a brand of natural cleaning products called Heather's(R), which consists of 7 items.

Medically-Directed and Weight Management Products

Our Estee(R) and Featherweight(R) businesses market and distribute a full line of sugar-free, fructose sweetened and low sodium products targeted towards diabetic and health conscious consumers and persons on medically-restricted diets.

Specialty Cooking Oil Products

Our Hollywood(R) business markets a line of specialty cooking oils, including safflower, canola, and peanut oils, that are enhanced with Vitamin E to maintain freshness and quality. The Hollywood(R) product line also includes carrot juice, mayonnaise and margarine. Hollywood(R) products are primarily sold directly to supermarkets and other mass market merchandisers.

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

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing high-quality products. A team of professional product developers works with a sensory technologist to test product prototypes with consumers. The research and development department incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development department routinely reformulates and revises existing products. We incurred approximately $2.0 million in Company-sponsored research and development activities in 2004, $1.7 million in 2003 and $1.0 million in 2002.

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

Our customer base consists principally of mass-market merchandisers, natural food distributors, supermarkets, drug store chains, club stores and grocery wholesalers. Recently, growth of natural and organic foods has shifted from the natural food channel to the grocery channels as mainstream grocery distributors and retailers provide these products to meet consumer demand and awareness. Two of the distributors we sell to, United Natural Foods and Tree of Life, accounted for approximately 20% and 12%, respectively, of net sales for 2004, approximately 18% and 15%, respectively, in 2003 and approximately 17% and 15%, respectively, in 2002. Net sales to export customers account for less than 5% of total net sales for each of the three years ended June 30, 2004.

Our international subsidiaries in Canada and Europe sell to all channels of distribution in the countries they serve. International sales represented approximately 20.3% of total net sales in 2004, 17.3% in 2003 and 14.3% in 2002.

Marketing

We use a mix of trade and consumer promotions as well as media advertising to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promo-tion through television and magazine advertising, couponing and other trial use programs. In each of 2002, 2003 and 2004, we have increased our investment in consumer spending to enhance brand equity while closely monitoring our trade spending. These consumer spending categories include, but are not limited to, consumer advertising using television, radio and print, coupons, direct mailing programs and other forms of promotions. There is no guarantee that these promotional investments in consumer spending will be successful.

Manufacturing Facilities

We currently manage and operate the following manufacturing facilities located throughout the United States: Celestial Seasonings(R), in Boulder, Colorado, which produces specialty teas; Terra Chips(R), in Moonachie, New Jersey, which produces vegetable chips; Arrowhead Mills(R), in Hereford, Texas, which produces hot and cold cereals, baked goods and meal cups; DeBoles(R), in Shreveport, Louisiana, which produces organic pasta; Ethnic Gourmet(R), in Framingham, Massachusetts, which produces frozen meals; Rosetto(R), in West Chester, Pennsylvania, which produces frozen pasta; and JASON(R), in Culver City, California, which produces health and body care products. We formerly operated a manufacturing facility in Irwindale, California, producing hot and cold cereals, baked goods, granola, granola bars, dry soups and other products under the Health Valley(R), Breadshop(R) and Casbah(R) labels. During fiscal 2003, we sold the manufacturing assets of our Irwindale facility to a co-pack manufacturer who continues to manufacture products for us at that facility. The co-pack manufacturer has entered into a lease directly with the landlord of the facility.

Outside the United States, we have the following manufacturing facilities: Yves Veggie Cuisine(R) in Vancouver, British Columbia, which produces soy-based meat alternative products; Hain Celestial Belgium, with its Lima, N.V. facility in Maldegem, Belgium, which manufactures natural and organic food products, its Biomarche(R) facility in Sombreffe, Belgium, which processes fresh organic produce and prepared salads, its Grains Noirs(R) facility in Brussels, Belgium, which prepares fresh organic appetizers, salads, sandwiches and other full-plated dishes, and its Natumi facility in Eitorf, Germany, which produces soy milk and other soy based products.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania and Vancouver, British Columbia. We also own the Lima and Biomarche(R) facilities in Belgium. During 2004, 2003 and 2002, approximately 39%, 42% and 54%, respectively, of our revenue was derived from products manufactured at our currently owned manufacturing facilities.

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

We maintain long-term relationships with most of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in the local currency of the country in which our businesses operate. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

Our organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. We perform laboratory analyses on incoming ingredient shipments for the purpose of assuring that they meet both our own quality standards and those of the U.S. Food and Drug Administration
(FDA) and the California Organic Foods Act of 1990.

Co-Packed Product Base

During 2004, 2003 and 2002, approximately 61%, 58% and 46%, respectively, of our revenue was derived from products manufactured at independent co-packers. Currently, independent food manufacturers, who are referred to in our industry as co-packers, manufacture many of our products, including our Health Valley(R), Breadshop's(R), Casbah(R), Alba Foods(R), Estee(R), Earth's Best(R), Garden of Eatin'(R), Hain Pure Foods(R), Hollywood(R), Kineret(R), Little Bear Organic Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R), Lima(R) and some of our Terra Chips(R) and Ethnic Gourmet(R) product lines.

In the U.S., we presently obtain:

o all of our requirements for non-dairy beverages from five co-packers, all of which are under contract or other arrangements;

o    all of our U.S. requirements for rice cakes from one co-packer;

o all of our Health Valley(R) baked goods and cereal products from one co-packer, which is under contract;

o    all of our cooking oils from one co-packer;

o principally all of our tortilla chips from three co-packers, one of which is under contract;

o a portion of our requirements for Terra's Yukon Gold(R) line from one co-packer, which is under contract;

o the requirements for our canned soups from two co-packers, which are under contract;

o all of our Earth's Best(R) baby food products from two co-packers, which are under contract; and

o a portion of our Ethnic Gourmet(R) products from one co-packer, which is under contract.

Trademarks

We believe that brand awareness is a significant component in a consumer's decision to purchase one product over another in the highly competitive food and beverage industry. Our trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills(R), Bearitos(R), Breadshop's(R), Casbah(R), Celestial Seasonings(R), DeBoles(R), Earth's Best(R), Estee(R), Ethnic Gourmet(R), Garden of Eatin'(R), Hain Pure Foods(R), Health Valley(R), Imagine(R), JASON(R), Orjene(R), Shaman Earthly Organics(TM), Heather's(R), Kineret(R), Little Bear Organic Foods(R), Nile Spice(R), Rice Dream(R), Rosetto(R), Soy Dream(R), Terra(R), Walnut Acres Certified Organic(R), Westbrae(R), Westsoy(R), Lima(R), Biomarche(R) and Yves Veggie Cuisine(R). Celestial Seasonings(R) has trademarks for most of its best-selling brands, including Sleepytime(R), Lemon Zinger(R), Mandarin Orange Spice(R), Red Zinger(R), Wild Berry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Raspberry Zinger(R).

Competition

We operate in highly competitive geographic and product markets, and some of these markets are dominated by competitors with greater resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors include mainstream food companies such as General Mills, Nestle S.A., Kraft Foods, Groupe Danone, Kellogg Company, Unilever PLC, and Sara Lee Corporation. Retailers also market competitive products under their own private labels.

The beverage markets for both tea and soy beverages are large and highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Celestial Seasonings currently competes in the specialty tea market segment which consists of herb tea, green tea, wellness tea and black tea. Celestial Seasonings specialty tea products, like other specialty tea products, are priced higher than most commodity black tea products.

The principal competitors of Celestial Seasonings(R) on a national basis in the specialty teas market segment are Thomas J. Lipton Company (a division of Unilever PLC), Twinings (a division of Associated British Grocers) and R.C. Bigelow, Inc. In addition, in April 2004, Tazo Tea Company (a subsidiary of Starbucks Corporation) and Kraft Foods Global, Inc. announced a licensing agreement whereby Tazo products might gain additional access to grocery channels through placement by Kraft. Additional competitors include a number of regional specialty tea companies.

The soy beverage market, including both aseptic and refrigerated products, has shown sustained growth over the past several years. A statement by the FDA endorsing the heart healthy benefits of soy in October 1999 spurred the growth in both the aseptic and refrigerated segments. Aseptic soy milk is the more mature product category of the two and in recent years, additional larger competitors entered the category but have since exited the category after unsuccessful regional launches. Westsoy(R) has taken advantage of the shelf space which became available and continues to be the number one and largest growing brand of aseptic soymilk in the grocery and natural channels.

The refrigerated soy beverage market is primarily driven by one brand, Silk(R), which is owned by Dean Foods and holds a significant share of refrigerated soymilk space through its strong national distribution system. In 2003, we switched our primary focus from our refrigerated Westsoy(R) product and redirected it to focus our efforts on our Soy Dream(R) and Rice Dream(R) refrigerated products, specifically targeting accounts that agree to partner with us in strong soy milk markets that distribute both aseptic and refrigerated products.

Government Regulation

Along with our manufacturers, brokers, distributors and co-packers, we are subject to extensive regulation by federal, state and local authorities. The federal agencies governing our business include the Federal Trade Commission
(FTC), FDA, United States Department of Agriculture (USDA), and Occupational Safety and Health Administration (OSHA). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of and ingredients used in our products. Under various statutes, these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances, must approve our products, including a review of the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. Our activities are also regulated by state agencies as well as county and municipal authorities. We are also subject to the laws of the foreign jurisdictions in which we manufacture and sell our products.

Independent Certification

We rely on independent certification, such as certifications of our products as "organic" or "kosher," to differentiate our products in natural and specialty food categories. The loss of any independent certifications could adversely affect our market position as a natural and specialty food company, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. We utilize organizations such as Quality Assurance International (QAI) and Oregon Tilth to certify our products as organic under the guidelines established by the USDA. Similarly, we utilize appropriate kosher supervision organizations, such as The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, "KOF-K" Kosher Supervision, Kosher Overseers Associated of America and Upper Midwest Kashruth.

Available Information

The following information can be found on our website at http://www.hain-celestial.com:

o our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC);

o our policies related to corporate governance, including our Code of Business Conduct and Ethics applying to our directors, officers and employees (including our principal executive officer, and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC, and

o the charters of the Audit, Compensation and Corporate Governance & Nominating Committees of our Board of Directors.

We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Item 2. Properties.

Our corporate headquarters are located in approximately 35,000 square feet of leased office space located at 58 South Service Road, Melville, New York 11747, to which we relocated in January 2002. The lease on this facility expires in 2012 with a current annual rental of approximately $1.2 million.

We own a manufacturing and office facility in Boulder, Colorado, built in 1990 on 42 acres of Company-owned land. The facility has approximately 167,000 square feet, of which 50,000 square feet is office space and 117,000 square feet is manufacturing space.

We own a 75,000 square foot manufacturing facility in Moonachie, New Jersey to manufacture our Terra(R) vegetable chip products.

We own and operate manufacturing and distribution centers in Hereford, Texas (134,000 square feet) and Shreveport, Louisiana (36,000 square feet) for certain of our natural food product lines.

We lease 81,000 square feet of warehouse space in Boulder, Colorado which is used for the storage and shipment of our tea and beverage products. The lease expires in 2012, and provides for a current annual rental of approximately $500,000.

We own and operate a 105,000 square foot manufacturing facility in West Chester, Pennsylvania that manufactures our Rosetto(R) frozen pasta and co-packs similar products for Heinz and others.

We lease a 28,864 square foot manufacturing facility in Framingham, Massachusetts which is used to manufacture Ethnic Gourmet(R) frozen meals. The lease on this facility expires in 2006 with a current annual rental of approximately $0.3 million.

We lease a 24,275 square foot manufacturing facility in Culver City, California through 2011 that produces our JASON(R) health and body care products. We also lease two nearby locations, a 39,000 square foot warehouse in Inglewood, California used for storage and shipment of our health and body care products through 2007 and a 30,000 square foot warehouse in Culver City, California used for storage of raw materials for our health and body care products through 2005. The leases on our properties in Culver City require aggregate annual rentals of approximately $770,000.

We lease 375,000 square feet of warehouse space in a building located in Ontario, California. The lease provides for a minimum annual rental of approximately $1.3 million and provides renewal options. The lease expires in 2007. This facility serves as one of our West Coast distribution centers for principally all of our product lines.

We operate a 7,000 square foot warehouse and distribution center located in East Hills, New York which is utilized to distribute frozen kosher food products. The lease on this property provides for annual rentals of approximately $55,000 and expires in 2005.

Outside the United States, we own and operate a 53,000 square foot manufacturing and office facility in Vancouver, British Columbia that produces soy-based meat substitute products; a 135,000 square foot manufacturing, distribution and office facility in Maldegem, Belgium, which produces natural and organic food products; and a 30,000 square foot processing and distribution center in Sombreffe, Belgium, which processes fresh organic produce. In addition, we lease a 19,000 square foot facility located in Brussels, Belgium, which produces fresh prepared appetizers and sandwiches. The lease on this property provides for annual rentals of approximately $86,000 and expires in 2007. We also lease a 46,925 square foot manufacturing and office facility in Eitorf, Germany, which produces soy milk and other soy based products. The lease on this property provides for annual rentals of approximately $201,000 and expires in 2013.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Outstanding shares of our Common Stock, par value $.01 per share, are traded on Nasdaq's National Market System (under the ticker symbol HAIN). The following table sets forth the reported high and low closing prices for our Common Stock for each fiscal quarter from July 1, 2002 through September 1, 2004.



                                                                Common Stock
                                      ------------------------------------------------------------------
                                                Fiscal 2004                      Fiscal 2003
                                      ---------------------------------  -------------------------------
                                           High              Low              High            Low
                                      --------------    ---------------  ---------------   -------------
First Quarter                              $20.29           $15.85            $17.88          $12.13
Second Quarter                              24.02            18.10             16.42           12.65
Third Quarter                               24.09            20.90             15.82           11.84
Fourth Quarter                              22.14            17.13             17.61           15.14
July 1 - September 1, 2004                  18.00            15.24


As of September 1, 2004, there were 514 holders of record of our Common Stock.

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

The table below sets forth information with respect to our equity compensation plans as of June 30, 2004:


                                                                                              Number of Securities
                                         Number of Securities                               Remaining Available for
                                          to be Issued Upon         Weighted-Average     Future Issuance Under Equity
                                            Exercise of             Exercise Price of         Compensation Plans
                                         Outstanding Options,      Outstanding Options,       (excluding securities
Plan Category                            Warrants and Rights        Warrants and Rights      reflected in column (a))
------------------------------------    -----------------------   ---------------------- ------------------------------
                                                  (a)                    (b)                      (c)
Equity compensation plans
  approved by security holders                   6,769,437               $18.67                    2,018,882
Equity compensation plans not
  approved by security holders                         N/A                N/A                            N/A

      Total                                      6,769,437               $18.67                    2,018,882



                      Issuer Purchases of Equity Securities






                                                                           Total Number of          Maximum Number
                                                                          Shares Purchased        of Shares that May
                               Total Number                                   as Part of           Yet Be Purchased
                                of Shares             Average Price       Publicly Announced       Under the Plans
          Period                Purchased            Paid per Share       Plans or Programs(a)       or Programs
-------------------------   -------------------    --------------------  ---------------------  ---------------------
July 1-31, 2003
August 1-31, 2003
September 1-30, 2003                15,897               $ 17.53               15,897                 684,401
October 1-31, 2003
November 1-30, 2003
December 1-31, 2003
January 1-31, 2004
February 1-29, 2004
March 1-31, 2004
April 1-30, 2004
May 1-31, 2004                       10,000                17.68               10,000                 674,401
June 1-30, 2004                      39,040                17.24               39,040                 635,361
Total                                64,937               $17.39               64,937                 635,361



(a) The Company's plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002.

Item 6.  Selected Financial Data.

The following information has been summarized from our financial statements and should be read in conjunction with such financial statements and related notes thereto (in thousands, except per share amounts):



                                                                         Year Ended June 30
                                             ---------------------------------------------------------------------------
                                                  2004            2003           2002           2001          2000
                                             ------------    ------------    -------------  ------------   -------------
Operating results:
Net sales                                       $544,058        $466,459        $395,954       $345,661      $332,436
Income (loss) before extraordinary
  item and cumulative change in
  accounting
  principle (a)                                   27,008          27,492           2,971         23,589       (11,403)
Extraordinary item                                   --               --              --             --        (1,940)
Cumulative change in accounting                      --               --              --             --        (3,754)
  principle
Net income (loss) (a)                            $27,008         $27,492          $2,971        $23,589      $(17,097)
Basic earnings per common share:
Income (loss) before extraordinary
  item and cumulative change in
  accounting principle                             $ .77           $ .81           $ .09          $ .71         $(.41)
Extraordinary item                                    --              --              --             --          (.07)
Cumulative change in accounting
  principle                                           --              --              --             --          (.13)
Net income (loss)                                   $ .77           $ .81          $ .09          $ .71        $ (.61)
Diluted earnings per common share (b):
Income (loss) before extraordinary
  item and cumulative change in
  accounting principle                              $ .74           $ .79          $ .09          $ .68        $ (.41)
Extraordinary item                                     --              --             --             --          (.07)
Cumulative change in accounting
  principle                                            --              --             --             --          (.13)
Net income (loss)                                   $ .74           $ .79          $ .09          $ .68        $ (.61)
Financial Position:
Working Capital                                  $129,949        $ 83,324       $ 70,942       $ 92,312       $89,750
Total Assets                                      684,231         581,548        481,183        461,693       416,017
Long-term Debt                                    104,294          59,455         10,293         10,718         5,622
Stockholders' Equity                              496,765         440,797        403,848        396,653       351,724


(a) Amounts for 2001 and 2000 include amortization of goodwill and indefinite-life intangible assets, net of tax, amounting to $4 million, or $0.12 per share, and $3.8 million, or $0.13 per share, respectively. In subsequent years, no amortization expense has been incurred in accordance with SFAS No. 142, which was adopted by the Company effective at the beginning of 2002.


(b) As a result of the net loss for the year ended June 30, 2000, diluted earnings per share is the same as basic earnings per share since the effects of stock options and warrants are not included as the results would be antidilutive.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

We manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural health and body care products under brand names which are sold as "better-for-you" products. Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market stores, drug stores, food service channels and club stores.

We made the following acquisitions during the three years ended June 30, 2004:

o    On June 3, 2004, we acquired Jason Natural Products, Inc., a
     California-based manufacturer and marketer of natural health and body care products.

o On May 27, 2004, we acquired the Rosetto(R) and Ethnic Gourmet(R) businesses of Heinz, which produce and market frozen pasta and natural ethnic frozen meals, respectively.

o On February 25, 2004, we acquired Natumi AG, a German producer and marketer of soy milk and other soy based products.

o On June 17, 2003, we acquired Acirca, Inc., a New York based manufacturer, distributor and marketer of natural and organic juices, pasta sauces, soups and salsas under the Walnut Acres Certified Organic(R) brand.

o On May 14, 2003, we acquired Grains Noirs, N.V., a Belgian producer and marketer of fresh prepared organic appetizers, salads, sandwiches and other full-plated dishes.

o On December 2, 2002, we acquired the assets and business of Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage business specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic non-dairy frozen desserts under the Rice Dream(R), Soy Dream(R) and Imagine(R) brands.

o On December 10, 2001, we acquired Lima N.V., the leading Belgian natural and organic food manufacturer and marketer.

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

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations over the last few years. While two of our customers represent approximately 28% of our trade receivable balance at June 30, 2004, we believe there is no credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have been within our expectations and no significant write-offs have occurred; however, during the fourth quarter of 2003, we reduced our chargebacks receivable by $1.5 million. Our chargebacks receivable balance approximated $6 million at June 30, 2004 and June 30, 2003.

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

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Net sales in 2004 were $544.1 million, an increase of $77.6 million or 17% over net sales of $466.5 million in 2003. The increase in sales came from volume increases principally in our snacks brands, which were up 14.9%, our Earth's Best baby food brand, which was up 23.1%, our Celestial Seasonings tea brand, which was up 3.4%, and from the introduction of our new Carb Fit brand of low-carbohydrate products, as well as sales of businesses acquired in 2004 and a full year of our operation of businesses acquired in 2003. We believe that sales growth during the current year period was negatively impacted by our inability to fill orders for soup due to non-recurring manufacturing issues encountered at our independent soup co-packer, thereby causing out-of-stock positions on soup and, to a lesser extent, by the strike during our second and third quarters of fiscal 2004 of grocery workers in Southern California where we have a very strong market presence.

Gross profit in 2004 was 29.5% of net sales as compared to 30.3% of net sales in 2003. The decline in gross profit percentage was principally the result of the aggressive spending in the trade and with consumers, including spending on the launch of Carb Fit, as well as increases in transportation costs resulting from higher fuel costs, the cost effects of new regulations on the U.S. trucking industry, and an increase in the percentage of our shipments that were delivered by us. We also saw increases in the cost of ingredients.

Selling, general and administrative expenses increased by $18.7 million to $114.4 million in 2004 from $95.7 million in 2003. Such expenses as a percentage of net sales amounted to 21.0% in 2004 as compared with 20.5% in 2003. Selling, general and administrative expenses increased in overall dollars and as a percentage of sales, primarily as a result of $3.5 million of additional costs associated with businesses acquired in 2004 as well as the full year of operations of businesses acquired in 2003, $4.1 million of increased consumer marketing to support our increased sales, including our new Carb Fit line of products, $0.5 million of added costs relating to the implementation of required provisions of the Sarbanes Oxley Act, and increased costs relating to the management changes that have been made during the second half of our fiscal year.

There were no restructuring and other non-recurring charges in 2004. During 2003, we recorded approximately $0.4 million of additional restructuring and other non-recurring charges related to the sale of our Health Valley facility for severance liabilities and related employee costs and trade items that could not be accrued in 2002. In addition, at the time of lease termination in 2003, we were able to reduce our potential lease exit costs by $0.9 million, which was recorded as a credit to restructuring and other non-recurring charges in 2003.

Operating income was $45.9 million in 2004 compared to $46.2 million in 2003. Operating income as a percentage of net sales was 8.4% in 2004, compared with 9.9% in 2003. These changes are a result of higher sales offset by the aforementioned decrease in gross profit and increase in selling, general and administrative expenses.

Interest and other expenses, net, amounted to $2.5 million in 2004 compared to $2.0 million in 2003. We incurred higher interest expense in 2004 resulting from borrowings for acquisitions which were outstanding for the full year in 2004 as compared to only part of the year in 2003.

Income before income taxes in 2004 amounted to $43.4 million compared to $44.2 million in 2003. This decrease is attributable to the aforementioned decrease in operating income and increase in interest and other expenses, net.

Income taxes in 2004 amounted to $16.4 million compared to $16.7 million in 2003. Our effective tax rate was 37.8% in 2004 and 2003.

Net income in 2004 amounted to $27.0 million compared to $27.5 million in 2003. The decrease of $0.5 million in net income was primarily attributable to the aforementioned decrease in income before income taxes.

Fiscal 2003 Compared to Fiscal 2002

Net sales in 2003 were $466.5 million, an increase of 17.8% over net sales of $396.0 million in 2002. The increase in sales came principally from the net sales of businesses acquired in 2003 as well as from the full year of our operation of businesses acquired in 2002. Net sales in 2003 were favorably impacted by the normal winter weather across the United States after the unusually warm winter of the prior year, which provided higher unit sales volumes for tea, soups and hot cereals while the net sales of our Terra Chips(R) products experienced declines during the year caused principally by weaker Frites(R) and Red Bliss(R) sales. Our sales were favorably impacted by approximately 1.8% due to the weaker U.S. dollar.

Gross profit in 2003 increased to $141.4 million, or 30.3% of net sales, as compared to $104.0 million, or 26.3% of net sales, in 2002. The 2002 gross profit adjusted for the restructuring and non-recurring charges in that year (see 2002 Restructuring and Non-recurring Charges discussed below) was $116.4 million, or 29.4% of net sales. The improvement in gross profit as a percentage of sales in 2003 came from more efficient trade spending as a percentage of sales and improvements in our delivery and warehousing costs as a percentage of sales, offset by higher ingredient costs and the lower gross profits associated with businesses acquired in Europe.

Selling, general and administrative expenses increased by $7.8 million to $95.7 million, in 2003 from $87.9 million in 2002. The increase in spending in selling, general and administrative expenses came principally from $5.5 million of costs brought on by businesses acquired in 2003 as well as from the full year of our operation of businesses acquired in 2002, $0.6 million of increased consumer marketing, and increases across all levels of general and administrative expenses to support our growing business. As a percentage of sales, selling, general and administrative expenses decreased in 2003 to 20.5% from 22.2% in 2002. This decrease was caused principally by the increase in sales at a faster rate than the increase in general and administrative costs as we leverage the infrastructure in place as we acquire additional new businesses and add them to existing infrastructures, particularly in the United States.

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

Interest and other expenses, net, decreased to $2.0 million in 2003 from $2.5 million in 2002. This decrease is principally comprised of an increase in interest expense by approximately $0.8 million in 2003, such increase coming from the increased borrowings during 2003 to fund the three acquisitions of businesses we made during the year, offset by the elimination of the $1.5 million charge we incurred in 2002 when we closed the Terra Chips former manufacturing facility in Brooklyn, NY.

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

Net income for 2003 amounted to $27.5 million compared to $3.0 million in 2002. This $24.5 million increase in net income is primarily attributable to the aforementioned increase in income before income taxes offset by the increase in income tax expense.

2002 Restructuring and Non-recurring Charges

During the fourth quarter of fiscal 2002, we recorded charges aggregating $21.3 million, before taxes, related to the expected sale of the manufacturing assets of our Health Valley(R) facility in Irwindale, California ($11.3 million) and the discontinuance of our supplements business ($7.9 million) and Weight Watchers licenses ($2.1 million). Approximately $17.9 million of these charges were non-cash in nature.

During the second half of 2002, we decided to pursue and execute a plan to sell the Health Valley(R) Irwindale plant. During the fourth quarter of 2002, we entered into an agreement to sell the manufacturing assets of the facility to a co-packer. Our decision to dispose of this facility was largely the result of our inability to reach practical capacity at the facility. Accordingly, we identified a co-packer who can produce our products and bring more production into the plant by offering other branded and private label companies the opportunity to have their products manufactured by the co-packer.

As of June 30, 2002, with the expected sale of all plant assets and certain inventories to this co-packer, we recorded this restructuring and non-recurring charge. The charge included $7.6 million of charges associated with reduced values of inventories of raw ingredients and packaging, certain lease obligations and other items, none of which included employee severance costs. Of this $7.6 million of charges, our 2002 gross profit was reduced by $5.5 million charged to cost of sales as required by accounting rules. At June 2002, approximately $2.1 million of future costs were accrued, principally related to lease exit costs. In addition, we recorded $3.7 million of impairment charges to reduce the Health Valley(R) plant's manufacturing assets to their net realizable values. Additional restructuring charges of approximately $0.4 million were incurred during the year ended June 30, 2003, for severance liabilities and related employee costs and trade items that could not be accrued at June 30, 2002. In addition, at the time of lease termination in fiscal 2003, we were able to reduce our potential lease exit costs by $0.9 million, which was recorded as a credit to restructuring and other non-recurring charges. Through June 30, 2004, approximately $1.6 million was charged against the Health Valley(R) facility charge accrual in the aggregate.

In June 2002, we announced that we had discontinued our supplements business at Celestial Seasonings(R), and that we would not renew our license to sell certain Weight Watchers products. These product lines did not represent our core product category of natural and organic foods, and further, the supplements business had faced increasing competition over the last few years along with reduced consumer interest. Our operating results and financial position have been only minimally enhanced in fiscal 2003 and fiscal 2004 without these non-core product lines. In addition, we can now better utilize our management resources away from these non-core product lines. In connection with these discontinuances, we recorded charges of $7.9 million related to supplements, principally for inventories, packaging and trade items. Of this $7.9 million charge, $6.2 million had the effect of reducing our 2002 gross profit. The charge for the non-renewal of the Weight Watchers license amounted to $2.1 million, principally for inventories, packaging and trade items, of which $0.7 million reduced our 2002 gross profit. Approximately $4.3 million had been accrued at June 30, 2002 associated with these future costs. At June 30, 2003, it was determined that $2 million of the accruals for sales returns and other trade incentives would no longer be required and, therefore, such amount was reversed. Through June 30, 2004, approximately $2.3 million has been charged against these accruals in the aggregate.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

On April 22, 2004, we entered into a new $300 million Amended and Restated Credit Agreement (the "Credit Facility"), arranged by Fleet Securities, and led by Fleet National Bank, SunTrust Bank, HSBC Bank USA, KeyBank and First Pioneer Farm Credit, increasing our credit line by $60 million, and providing us with an accordion feature under which we can request a further increase of $50 million in the credit line. The credit facility is guaranteed by all of our direct and indirect domestic subsidiaries, and we have pledged some of the stock of our first-tier foreign subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of June 30, 2004, we had $99.2 million borrowed under the Credit Facility.

This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

Net cash provided by operations was $30.8 million and $21.9 million for 2004 and 2003, respectively. Our working capital and current ratio were $130.0 million and 2.9 to 1, respectively, at June 30, 2004 compared with $83.3 million and 2.3 to 1 respectively, at June 30, 2003. Our improvement in working capital was derived principally from the net income earned during the year ended June 30, 2004 and the working capital acquired in business combinations.

Net cash provided by financing activities was $48.9 million for 2004 and $49.2 million for 2003. During 2004 and 2003, we borrowed cash to fund acquisitions made during each year. During Fiscal 2004, we received $19.8 million of proceeds on the exercise of stock options and warrants. During the year ended June 30, 2003, we acquired .3 million shares of our common stock in open market purchases at a cost of approximately $4.3 million.

Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:


                                                                 Payments Due by Period
                                         ------------------------------------------------------------------------------
                                                         Less than          1-3             3-5
                                           Total           1 year          years           years         Thereafter
                                         ------------   -------------     -----------    ------------    --------------
Debt instruments                             $109,258        $  5,486        $  2,495        $101,069         $   208
Capital lease obligations                       1,881           1,359             522
Operating leases                               25,313           4,619           8,735           4,789           7,170
                                         ------------   -------------     -----------    ------------    --------------
Total contractual cash obligations           $136,452         $11,464         $11,752        $105,858       $   7,378
                                         ============   =============     ===========    ============    ==============

We believe that cash on hand of $27.5 million at June 30, 2004, as well as projected fiscal 2005 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $12 million, and the $10.7 million of debt and lease obligations described in the table above, during the next fiscal year. We currently invest our cash on hand in highly liquid short-term investments yielding approximately .9% interest.

Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

o    general economic and business conditions;

o the ability of the Company to implement its business and acquisition strategy;

o    the ability to effectively integrate its acquisitions;

o the ability of the Company to obtain financing for general corporate purposes;

o    competition;

o    availability of key personnel; and

o    changes in, or the failure to comply with government regulations.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Our Acquisition Strategy Exposes Us To Risk

We intend to continue to grow our business in part through the acquisition of new brands and businesses, both in the United States and internationally. Our acquisition strategy is based on identifying and acquiring businesses with products and/or brands that complement our existing product mix. We cannot be certain that we will be able to:

o    successfully identify suitable acquisition candidates;

o    negotiate identified acquisitions on terms acceptable to us; or

o    obtain the necessary financing to complete such acquisitions.

We may encounter increased competition for acquisitions in the future, which could result in acquisition prices we do not consider acceptable. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.

Our Future Success May Be Dependent on Our Ability to Integrate Companies That We Acquire

Our future success may be dependent upon our ability to effectively integrate new brands and businesses that we acquire, including our ability to realize potentially available marketing opportunities and cost savings, some of which may involve operational changes. We cannot be certain:

o as to the timing or number of marketing opportunities or amount of cost savings that may be realized as the result of our integration of an acquired brand or business;

o that a business combination will enhance our competitive position and business prospects;

o that we will not experience difficulties with customers, personnel or other parties as a result of a business combination; or

o that, with respect to our acquisitions outside the United States, we will not be affected by, among other things, exchange rate risk.

In addition, we cannot be certain that we will be successful in:

o integrating an acquired brand or business's distribution channels with our own;

o coordinating sales force activities of an acquired company or in selling the products of an acquired company to our customer base; or

o integrating an acquired company into our management information systems or in integrating an acquired company's products into our product mix.

Additionally, integrating an acquired company into our existing operations will require management resources and may divert our management from our day-to-day operations. If we are not successful in integrating the operations of acquired companies, our business could be harmed.

Consumer Preferences for Our Products Are Difficult to Predict and May Change

A significant shift in consumer demand away from our products or our failure to maintain our current market position could reduce our sales or the prestige of our brands in our markets, which could harm our business. While we continue to diversify our product offerings, we cannot be certain that demand for our products will continue at current levels or increase in the future.

Our business is primarily focused on sales of natural and organic and specialty food products in markets geared to consumers of natural foods, specialty teas, non-dairy beverages, cereals, breakfast bars, canned soups and vegetables, snacks and cooking oils, which, if consumer demand for such categories were to decrease, could harm our business. Consumer trends change based on a number of possible factors, including:

o nutritional values, such as a change in preference from fat free to reduced fat to no reduction in fat; and

o a shift in preference from organic to non-organic and from natural products to non-natural products.

In addition, we have other product categories, such as medically-directed food products, kosher foods and other specialty food items, as well as natural health and beauty care products. We are subject to evolving consumer preferences for these products.

Our Markets Are Highly Competitive

We operate in highly competitive geographic and product markets, and some of our markets are dominated by competitors with greater resources. We cannot be certain that we could successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors, such as mainstream food companies including General Mills, Nestle S.A., Kraft Foods, Groupe Danone, Kellogg Company and Sara Lee Corporation, also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with our products. Retailers also market competitive products under their own private labels.

The beverage market is large and highly competitive. The tea portion of the beverage market is also highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Our principal competitors on a national basis in the specialty tea market are Thomas J. Lipton Company, a division of Unilever PLC, and R.C. Bigelow, Inc. Unilever has substantially greater financial resources than us. In addition, in April 2004, Tazo Tea Company (a subsidiary of Starbucks Corporation) and Kraft Foods Global, Inc. announced a licensing agreement whereby Tazo products might gain additional access to grocery channels through placement by Kraft, which has substantially greater financial resources than we do. Additional competitors include a number of regional specialty tea companies. There may be potential entrants which are not currently in the specialty tea market who may have substantially greater resources than we have. Private label competition in the specialty tea category is currently minimal, but growing. The refrigerated soy beverage market is primarily driven by one brand, Silk, which is owned by Dean Foods and holds a significant share of refrigerated soy milk space through its strong national distribution system.

In the future, competitors may introduce other products that compete with our products and these competitive products may have an adverse effect on our business, results of operations and financial condition.

We Are Dependent Upon the Services of Our Chief Executive Officer

We are highly dependent upon the services of Irwin D. Simon, our chairman of the board, president and chief executive officer. We believe Mr. Simon's reputation as our founder and his expertise and knowledge in the natural and specialty foods market are critical factors in our continuing growth. The loss of the services of Mr. Simon could harm our business.

We Rely on Independent Brokers and Distributors for a Substantial Portion of Our Sales

We rely upon sales efforts made by or through non-affiliated food brokers to distributors and other customers. The loss of, or business disruption at, one or more of these distributors or brokers may harm our business. If we were required to obtain additional or alternative distribution and food brokerage agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Two of our distributors, United Natural Foods and Tree of Life, accounted for approximately 20% and 12%, respectively, of our net sales for the fiscal year ended June 30, 2004, approximately 18% and 15%, respectively, for the year ended June 30, 2003, and approximately 17% and 15%, respectively, for the year ended June 30, 2002. Our inability to enter into satisfactory brokerage agreements may inhibit our ability to implement our business plan or to establish markets necessary to develop our products successfully. Food brokers act as selling agents representing specific brands on a non-exclusive basis under oral or written agreements generally terminable at any time on 30 days' notice, and receive a percentage of net sales as compensation. Distributors purchase directly for their own account for resale. In addition, the success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network.

Loss of One or More of Our Manufacturing Facilities Could Harm Our Business

For the years ended June 30, 2004, 2003 and 2002, approximately 39%, 42% and 54%, respectively, of our revenue was derived from products manufactured at our manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

We Rely on Independent Co-Packers to Produce Some or Most of Our Products

During 2004, 2003 and 2002, approximately 61%, 58% and 46%, respectively, of our revenue was derived from products manufactured at independent co-packers. In the U.S., we presently obtain:

o all of our requirements for non-dairy beverages from five co-packers, all of which are under contract or other arrangements;

o    all of our U.S. requirements for rice cakes from one co-packer;

o all of our Health Valley(R) baked goods and cereal products from one co-packer, which is under contract;

o    all of our cooking oils from one co-packer;

o principally all of our tortilla chips from three co-packers, one of which is under contract;

o a portion of our requirements for Terra's Yukon Gold(R) line from one co-packer, which is under contract;

o the requirements for our canned soups from two co-packers, which are under contract;

o all of our Earth's Best(R) baby food products from two co-packers, which are under contract; and

o a portion of our Ethnic Gourmet(R) products from one co-packer, which is under contract.

The loss of one or more co-packers, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source could be secured, which may be on less favorable terms.

Our Tea Ingredients Are Subject to Import Risk

Our tea business purchases its ingredients from numerous foreign and domestic manufacturers, importers and growers, with the majority of those purchases occurring outside of the United States. We maintain long-term relationships with most of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in U.S. currency. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

Our botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. Many ingredients are presently grown in countries where labor-intensive cultivation is possible, and where we often must educate the growers about product standards. We perform laboratory analysis on incoming ingredient shipments for the purpose of assuring that they meet our quality standards and those of the FDA and the California Organic Foods Act of 1990.

Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as foreign political situations, embargoes, changes in national and world economic conditions, currency fluctuations forecasting adequate need of seasonal raw material ingredients and unfavorable climatic conditions. We take steps and will continue to take steps intended to lessen the risk of an interruption of botanical supplies, including identification of alternative sources and maintenance of appropriate inventory levels. We have, in the past, maintained sufficient supplies for our ongoing operations.

Our failure to maintain relationships with our existing suppliers or find new suppliers, observe production standards for our foreign procured products or continue our supply of botanicals from foreign sources could harm our business.

We Are Subject to Risks Associated with Our International Sales and Operations, Including Foreign Currency Risks

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2004, approximately 20.3% of our net sales were generated from sales outside the United States, while such sales outside the United States were 17.3% of net sales in 2003 and 14.3% in 2002.

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

o    compliance with applicable foreign laws; and

o difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors.

Our Inability to Use Our Trademarks Could Have a Material Adverse Effect on Our Business

Our inability to use our trademarks could have a material adverse effect on our business, results of operations and financial condition.

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

Our Products Must Comply With Government Regulation

The USDA has adopted regulations with respect to a national organic labeling and certification program which became effective February 20, 2001, and fully implemented on October 21, 2002. We currently manufacture approximately 650 organic products which are covered by these new regulations. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

In addition, on January 18, 2001, the FDA proposed new policy guidelines regarding the labeling of genetically engineered foods. The FDA is currently considering the comments it received before issuing final guidance. These guidelines, if adopted, could require us to modify the labeling of our products, which could affect the sales of our products and thus harm our business.

The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of "Trans Fatty Acids" in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule will be effective on January 1, 2006. Additionally, an allergen labeling law was passed and signed on August 3, 2004. This law requires certain allergens to be clearly labeled by January 1, 2006. We are in the process of revising our labels to comply with the final rules.

Furthermore, new government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, results of operations and financial condition.

Product Recalls Could Have a Material Adverse Effect on Our Business

Manufacturers and distributors of products in the food industry are sometimes subject to the recall of their products for a variety of reasons, including for product defects, such as ingredient contamination, packaging safety and inadequate labeling disclosure. If any of our products are recalled due to a product defect or for any other reason, we could be required to incur the expense of the recall or the expense of any resulting legal proceeding. Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed, which could have a material adverse effect on our business.

Product Liability Suits, If Brought, Could Have a Material Adverse Effect On Our Business

If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. We cannot assure you that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products. As a marketer of food products, we are subject to the risk of claims for product liability. We maintain product liability insurance and generally require that our co-packers maintain product liability insurance with us as a co-insured.

We Rely on Independent Certification For a Number of Our Natural and Specialty Food Products

We rely on independent certification, such as certifications of our products as "organic" or "kosher," to differentiate our products in natural and specialty food categories. The loss of any independent certifications could adversely affect our market position as a natural and specialty food company, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our "organic" certification if a plant becomes contaminated with non-organic materials, or if not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our "kosher" certification if a plant and raw materials do not meet the requirements of the appropriate kosher supervision organization.

Due to the Seasonality of Many of Our Products, Including Our Tea Products, and Other Factors, Our Operating Results Are Subject to Quarterly Fluctuations

Our tea business consists primarily of manufacturing and marketing hot tea products and as a result its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines are stronger in the warmer months. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance.

Our Officers and Directors May Be Able to Control Our Actions

Our officers and directors beneficially own approximately 1.3% of our common stock as of June 30, 2004. In addition, two of these directors currently serve as a designee and a jointly appointed designee of an affiliate of H.J. Heinz Company, or Heinz, which owns approximately 16.7% of our common stock as of June 30, 2004. Accordingly, our officers and directors may be in a position to influence the election of our directors and otherwise influence stockholder action.

Our Ability to Issue Preferred Stock May Deter Takeover Attempts

Our board of directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of our common stock and adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control. Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2004 and 2003 is summarized as follows:



                                                                         Three Months Ended
                                                   ------------------------------------------------------------------
                                                   September 30,       December 31,      March 31,        June 30,
                                                        2003               2003            2004             2004
                                                   --------------      ------------      -----------      -----------
Net sales                                               $ 127,053         $142,792         $ 136,862      $ 137,351
Gross profit                                               37,162           47,099            38,546         37,457
Operating income                                           11,343           17,052             9,019          8,464
Income before income taxes                                 10,552           16,702             8,087          8,047
Net income                                                  6,542           10,372             5,014          5,080
Basic earnings per common share                         $     .19         $    .30         $     .14      $     .14
Diluted earnings per common share                       $     .19         $    .29         $     .14      $     .14



                                                                         Three Months Ended
                                                   ------------------------------------------------------------------
                                                   September 30,       December 31,      March 31,        June 30,
                                                        2002               2002            2003           2003(a)
                                                   --------------      ------------      ------------    ------------
Net sales                                               $  96,420        $ 123,006         $ 129,224      $ 117,809
Gross profit                                               27,798           40,771            39,705         33,131
Restructuring and non-recurring charges                        --              440                --          (875)
Operating income                                            7,703           13,356            13,804         11,296
Income before income taxes                                  7,533           13,150            12,620         10,861
Net income                                                  4,689            8,186             7,856          6,761
Basic earnings per common share                         $     .14        $     .24         $     .23      $     .20
Diluted earnings per common share                       $     .14        $     .24         $     .23      $     .19


(a) Gross profit for the three months ended June 30, 2003 was positively impacted by the following offsetting items: a reduction by $1.5 million of chargebacks receivable from customers, and a $2.0 million reduction of reserves established last year in connection with similar items included in the charges recorded for supplements and other items. These offsetting items increased gross profit by $0.5 million.


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

Interest Rates

We centrally manage our debt and cash equivalents considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. Assuming year-end 2004 variable debt and cash equivalents levels, a one-point change in interest rates would have the effect of increasing our interest expense by approximately $1.0 million, thereby reducing our net income by approximately $.02 per share.

Foreign Operations

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2004, approximately 20.3% of our net sales were generated from sales outside the United States, while such sales outside the United States were 17.3% of net sales in 2003 and 14.3% in 2002.

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

o    compliance with applicable foreign laws; and

o difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2004 and 2003

Consolidated Statements of Income - Years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity - Years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of The Hain Celestial Group, Inc. and subsidiaries is included in Item 15 (a):

Schedule II Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     /s/ Ernst & Young LLP


Melville, New York
August 30, 2004



THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

                                                                                            June 30,
                                                                               -----------------------------------
                                                                                   2004                  2003
                                                                               -------------       ---------------
                             ASSETS
Current assets:
Cash and cash equivalents                                                        $ 27,489             $  10,984
Accounts receivable, less allowance for doubtful accounts of
   $2,185 and $1,748                                                               69,392                61,215
Inventories                                                                        86,873                66,444
Recoverable income taxes, net                                                          --                   223
Deferred income taxes                                                               3,111                 3,171
Other current assets                                                               11,449                 7,671
                                                                               -------------       ---------------
Total current assets                                                              198,314               149,708
Property, plant and equipment, net of accumulated depreciation
   and amortization of $40,799 and $31,555                                         87,002                68,665
Goodwill                                                                          333,218               296,508
Trademarks and other intangible assets, net of accumulated
   amortization of $8,349 and $7,377                                               55,793                55,975
Other assets                                                                        9,904                10,692
                                                                               -------------       ---------------
Total assets                                                                     $684,231              $581,548
                                                                               =============       ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                           $  59,031             $  55,710
Income taxes payable                                                                2,489                 1,867
Current portion of long-term debt                                                   6,845                 8,807
                                                                               -------------       ---------------

Total current liabilities                                                          68,365                66,384
Long-term debt, less current portion                                              104,294                59,455
Deferred income taxes                                                              14,807                14,912
                                                                               -------------       ---------------

Total liabilities                                                                 187,466               140,751
Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares,
   no shares issued                                                                    --                    --
Common stock - $.01 par value, authorized 100,000,000 shares,
   issued 37,064,648 and 34,810,722 shares                                            371                   348
Additional paid-in capital                                                        394,740               364,877
Deferred compensation                                                              (2,809)                   --
Retained earnings                                                                 106,097                79,089
Foreign currency translation adjustment                                             7,651                 4,639
                                                                               -------------       ---------------
                                                                                  506,050               448,953
Less: 671,556 and 606,619 shares of treasury stock, at cost                        (9,285)               (8,156)
                                                                               -------------       ---------------
Total stockholders' equity                                                        496,765               440,797
                                                                               -------------       ---------------
Total liabilities and stockholders' equity                                       $684,231              $581,548
                                                                               =============       ===============


See notes to consolidated financial statements.


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                                Year Ended June 30
                                                                 ---------------------------------------------------
                                                                    2004               2003               2002
                                                                 ------------      -------------      --------------
Net Sales                                                         $ 544,058          $ 466,459         $  395,954
Cost of sales                                                       383,794            325,054            291,915
                                                                 ------------      -------------      --------------

Gross profit                                                       160,264             141,405            104,039
Selling, general and administrative expenses                       114,386              95,681             87,920
Restructuring and other non-recurring charges                         --                  (435)             4,977
Impairment of long-lived assets                                       --                    --              3,878
                                                                 ------------      -------------      --------------

Operating income                                                    45,878              46,159              7,264
Interest expense, net and other expenses                             2,490               1,995              2,461
                                                                 ------------      -------------      --------------

Income before income taxes                                          43,388              44,164              4,803
Provision for income taxes                                          16,380              16,672              1,832
                                                                 ------------      -------------      --------------

Net income                                                        $ 27,008           $  27,492         $    2,971
                                                                 ============      =============      ==============

Earnings per share:
  Basic                                                           $    .77           $     .81         $      .09
                                                                 ============      =============      ==============
  Diluted                                                         $    .74           $     .79         $      .09
                                                                 ============      =============      ==============

Weighted average common shares outstanding:
  Basic                                                            35,274               33,910             33,760
                                                                 ============      =============      ==============
  Diluted                                                          36,308               34,722             34,744
                                                                 ============      =============      ==============


See notes to consolidated financial statements.


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002, 2003 AND 2004 (In thousands, except per share and share data)



                                               Common Stock
                                                                          Additional    Unamortized
                                                                Amount      Paid-In       Non-Cash         Retained
                                              Shares           at $.01      Capital     Compensation       Earnings
                                             ------------     ----------  -----------  --------------     ------------

Balance at June 30, 2001                      33,771,124         $  338    $348,942                         $  48,626
Exercise of stock options                         94,341              1         992
Purchase of treasury shares
Issuance of common stock                         210,174              2       4,507
Non-cash compensation charge                                                     47
Tax benefit from stock options                                                  334
Comprehensive income:
Net income                                                                                                      2,971
Translation adjustments
                                             ------------     ----------  -----------  --------------     ------------

Total comprehensive income

Balance at June 30, 2002                      34,075,639            341     354,822                            51,597
Exercise of stock options                         67,521              1         623
Purchase of treasury shares
Issuance of common stock                         667,562              6       9,206
Non-cash compensation charge                                                     46
Tax benefit from stock options                                                  180
Comprehensive income:
Net income                                                                                                     27,492
Translation adjustments
                                             ------------     ----------  -----------  --------------     ------------

Total comprehensive income

Balance at June 30, 2003                      34,810,722            348     364,877                            79,089
Exercise of stock options and warrants         2,103,926             21      19,787
Purchase of treasury shares
Restricted stock grant                           150,000              2       3,133          $(3,135)
Non-cash compensation charge                                                     46              326
Tax benefit from stock options                                                6,897
Net income for the period
Comprehensive income:
Net income                                                                                                     27,008
Translation adjustments
                                             ------------     ----------  -----------  --------------     ------------

Total comprehensive income

Balance at June 30, 2004                      37,064,648        $  371       $394,740     $   (2,809)     $   106,097
                                             ============     ==========  ===========  ==============     ============





                                                                         Foreign
                                                                         Currency
                                                 Treasury Stock         Translation                    Comprehensive
                                              Shares        Amount      Adjustment       Total          Income (Loss)
                                            -----------   ----------    ------------    -----------    --------------

Balance at June 30, 2001                      100,000     $   (275)      $  (978)        $  396,653
Exercise of stock options                                                                       993
Purchase of treasury shares                   206,917       (3,600)                          (3,600)
Issuance of common stock                                                                      4,509
Non-cash compensation charge                                                                     47
Tax benefit from stock options                                                                  334
Comprehensive income:
Net income                                                                                    2,971         $  2,971
Translation adjustments                                                    1,941              1,941            1,941
                                            -----------   ----------    ------------    -----------    --------------
Total comprehensive income                                                                                  $  4,912
                                                                                                       ==============
Balance at June 30, 2002                      306,917      (3,875)           963            403,848
Exercise of stock options                                                                       624
Purchase of treasury shares                   299,702      (4,281)                           (4,281)
Issuance of common stock                                                                      9,212
Non-cash compensation charge                                                                     46
Tax benefit from stock options                                                                  180
Comprehensive income:
Net income                                                                                   27,492         $ 27,492
Translation adjustments                                                    3,676              3,676            3,676
                                            -----------   ----------    ------------    -----------    --------------
Total comprehensive income                                                                                  $ 31,168
                                                                                                       ==============
Balance at June 30, 2003                      606,619      (8,156)         4,639            440,797
Exercise of stock options and warrants                                                       19,808
Purchase of treasury shares                    64,937      (1,129)                           (1,129)
Restricted stock grant                                                                          --
Non-cash compensation charge                                                                    372
Tax benefit from stock options                                                                6,897
Comprehensive income:
Net income                                                                                   27,008         $ 27,008
Translation adjustments                                                    3,012              3,012            3,012
                                            -----------   ----------    ------------    -----------    --------------
Total comprehensive income                                                                                  $ 30,020
                                                                                                       ==============
Balance at June 30, 2004                       671,556    $(9,285)    $    7,651       $    496,765
                                            ===========   ==========  ==============   ============

See notes to consolidated financial statements.


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                     Year Ended June 30
                                                                         --------------------------------------------
                                                                            2004            2003            2002
                                                                         -----------     ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $ 27,008      $ 27,492         $ 2,971
Adjustments to reconcile net income to net cash provided by
   operating activities:
Non-cash restructuring and non-recurring charges, including
   related inventory charges                                                     --               --          10,929
Non-cash impairment of long-lived assets                                         --               --           3,878
Depreciation and amortization of property and equipment                        8,277         7,610           7,687
Amortization of other intangible assets                                          881           385             249
Amortization of deferred financing costs                                         605           624             423
Provision for doubtful accounts                                                  438           103             551
Deferred income taxes                                                          3,968         7,864            (237)
Non-cash compensation                                                            372            46              47
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired businesses:
Accounts receivable                                                           (5,230)       (4,973)          1,824
Inventories                                                                  (11,436)       (2,742)         (9,179)
Other current assets                                                          (2,086)       (1,167)         (4,274)
Other assets                                                                   1,888        (1,745)          1,836
Accounts payable and accrued expenses                                         (1,403)       (9,320)         (7,494)
Accrued restructuring and non-recurring charges                                    -        (5,805)          6,410
Recoverable income taxes                                                         622         3,389           6,637
Tax benefit of nonqualified stock options                                      6,897           180             334
                                                                         -----------     ----------       -----------
Net cash provided by operating activities                                     30,801        21,941          22,592
                                                                         -----------     ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                             (50,734)      (57,528)        (13,568)
Purchases of property and equipment                                           (9,918)       (9,157)        (21,341)
                                                                         -----------     ----------       -----------
Net cash used in investing activities                                        (60,652)      (66,685)        (34,909)
                                                                         -----------     ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit facility, net                             45,350        49,450               --
Payments on economic development revenue bonds                                  (558)         (500)           (459)
Costs in connection with bank financing                                         (985)         (220)           (249)
Purchase of treasury stock                                                    (1,129)       (4,281)         (3,600)
Proceeds from exercise of options and warrants, net of related
   expenses                                                                   19,808           624           1,071
Repayments (proceeds) of other long-term debt, net                           (13,612)        4,100          (3,275)
                                                                         -----------     ----------       -----------
Net cash provided by (used in) financing activities                           48,874        49,173          (6,512)
                                                                         -----------     ----------       -----------
Effect of exchange rate changes on cash                                       (2,518)         (983)           (276)
                                                                         -----------     ----------       -----------
Net increase (decrease) in cash and cash equivalents                          16,505         3,446         (19,105)
Cash and cash equivalents at beginning of year                                10,984         7,538          26,643
                                                                         -----------     ----------       -----------
Cash and cash equivalents at end of year                                    $ 27,489      $ 10,984         $ 7,538
                                                                         ===========     ==========       ===========

See notes to consolidated financial statements.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements



1.  BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural health and body care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our natural health and body care product line is marketed under the JASON(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands.

We operate in one business segment: the sale of natural, organic and other food, beverage and body care products. During the three years ended 2004, approximately 39%, 42% and 54% of our revenues were derived from products that are manufactured within our own facilities with 61%, 58% and 46% produced by various co-packers. In fiscal 2004, 2003 and 2002, there were no co-packers who manufactured 10% or more of our products.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit
Risk

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While two of our customers represent 28%, 25% and 27% of our trade receivables balance as of June 30, 2004, 2003 and 2002, respectively, we believe there is no credit exposure at this time.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance ($6 million at June 30, 2004 and 2003) could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable has been within our expectations and no significant write-offs have occurred; however, during the fourth quarter of 2003, we reduced our chargebacks receivable by $1.5 million.

During the year ended June 30, 2004, sales to two customers and their affiliates approximated 20% and 12%. These two customers accounted for approximately 18% and 15% of net sales in 2003 and approximately 17% and 15% of net sales in 2002.

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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


Advertising Costs

Media advertising costs, which are included in selling, general and administrative expenses, amounted to $5.6 million for each of the two fiscal years 2004 and 2003 and $4.8 million for fiscal 2002. Such costs are expensed as incurred.

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

Fair Values of Financial Instruments

At June 30, 2004 and 2003, we had $10.9 and $0.2 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2004 and 2003, the carrying values of these money market securities approximate their fair values.

We believe that the interest rates charged on our debt instruments approximate current borrowing rates and, accordingly, the carrying amounts of such debt at June 30, 2004 and 2003 approximate fair value.

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

Pro forma information regarding earnings and earnings per share is required by SFAS No. 123, and has been determined as if we have accounted for our stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates ranging from 4% to 6.77%; no dividend yield; volatility factors of the expected market price of our common stock of approximately 51% for fiscal 2004, 55% for fiscal 2003, and 93% for fiscal 2002; and a weighted-average expected life of the options of five years in each year.

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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information is as follows:


                                                                    2004               2003               2002
                                                               --------------    ---------------      -------------
Net income, as reported                                           $  27,008          $  27,492          $   2,971
Non-cash compensation charge net of related tax
   effects                                                              232                 30                 30
Stock-based employee compensation expense
   determined under fair value method, net of related
   tax effects                                                       (3,921)           (11,365)           (15,165)
                                                               --------------    ---------------      -------------
Pro forma net income (loss)                                       $  23,319          $  16,157          $ (12,164)
                                                               ==============    ===============      =============
Basic net income per common share:
As reported                                                       $     .77          $     .81          $     .09
Pro forma                                                         $     .66          $     .48          $    (.36)
Diluted net income per common share:
As reported                                                       $     .74          $     .79          $     .09
Pro forma                                                         $     .64          $     .47          $    (.36)


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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.


                                                                        2004              2003             2002
                                                                     -----------      ------------     -------------
Numerator:
Net income                                                              $27,008         $ 27,492           $ 2,971
                                                                     ===========      ============     =============
Denominator (in thousands):
Denominator for basic earnings per share - weighted
   average shares outstanding during the period                          35,274           33,910            33,760
Effect of dilutive securities:
   Stock options and awards                                                 940              653               802
   Warrants                                                                  94              159               182
                                                                     -----------      ------------     -------------
                                                                          1,034              812               984
                                                                     -----------      ------------     -------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions                       36,308           34,722            34,744
                                                                     ===========      ============     =============
Basic net income per share                                               $ .77            $ .81             $ .09
                                                                     ===========      ============     =============
Diluted net income per share                                             $ .74            $ .79             $ .09
                                                                     ===========      ============     =============


Options totaling 2,964,303 in 2004, 4,528,953 in 2003 and 4,068,369 in 2002,
were excluded from our earnings per share computations as their effects would have been anti-dilutive.

Reclassifications

We have made certain reclassifications to the prior years' consolidated financial statements and notes thereto to conform to the current year presentation.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Our results for the year ended June 30, 2002, include the effect of adopting SFAS No. 141, "Business Combinations." SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets" provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life unless the asset is determined to have an indefinite useful life.

At June 30, 2004, included in trademarks and other intangible assets on the balance sheet, is approximately $4.2 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


Goodwill and indefinite-life intangible assets must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. We perform a test for impairment during the fourth quarter of our fiscal year. In accordance with SFAS No. 142, we have evaluated the fair value of our goodwill and indefinite-life intangible assets, and based on such evaluations, no impairment existed at July 1, 2001 or through June 30, 2004. The $6.1 million pre-tax reduction of intangible amortization expense recognized during the year ended June 30, 2002 represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to July 1, 2001 and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

The following table reflects the components of trademarks and other intangible assets:


                                                          2004                                   2003
                                          ------------------------------------   ------------------------------------
                                           Gross Carrying       Accumulated       Gross Carrying       Accumulated
                                                Amount          Amortization           Amount          Amortization
                                          ----------------   -----------------   ------------------   ---------------
Amortized intangible assets:
Other intangibles                             $  4,189              $1,865          $   3,041             $    893
Non-amortized intangible assets:
Trademarks                                      59,953               6,484             60,311                6,484


Amortization of amortized intangible assets is expected to approximate $0.9 million in each of the next five fiscal years; however, such amortization may vary upon completion of the procedures required to finalize the purchase price allocation for Fiscal 2004 acquisitions.

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

Our Health Valley facility charge included $7.6 million of restructuring and non-recurring charges associated with reduced values of inventories of raw ingredients and packaging, certain lease obligations and other items. Of this $7.6 million of charges, our 2002 gross profit was reduced by $5.5 million charged to cost of sales as required by accounting rules. In addition, we recorded $3.7 million of impairment charges to reduce the Health Valley plant's manufacturing assets to their net realizable value. At June 30, 2002, we accrued $2.1 million of future costs associated with this charge primarily relating to lease exit costs relating to incremental costs and contractual obligations and other facility exit costs expected to be incurred as part of this sale. Additional restructuring charges of approximately $0.4 million were incurred during the year ended June 30, 2003 for severance liabilities and related employee costs and trade items that could not be accrued at June 30, 2002. In addition, at the time of lease termination in fiscal 2003, we were able to reduce our potential lease exit costs by $0.9 million, which was recorded as a credit to restructuring and other non-recurring charges. Through June 30, 2004, approximately $1.6 million was charged against the Health Valley facility charge accrual in the aggregate.

We also discontinued our supplements business at Celestial Seasonings, and did not renew our license to sell certain Weight Watchers products. In connection with these 2002 discontinuances, we recorded charges of $7.9 million related to supplements principally for inventories, packaging and trade items. Of this $7.9 million charge, $6.2 million had the effect of reducing our 2002 gross profit. The charge for the non-renewal of the Weight Watchers license amounted to $2.1 million, principally for inventories, packaging and trade items, of which $0.7 million reduced our 2002 gross profit. At June 30, 2002, we accrued $3.1 and $1.2 million for future costs associated with the Celestial Seasonings supplements and Weight Watchers license discontinuances, respectively. These future costs

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


primarily related to anticipated sales returns resulting from the discontinuance notification, other trade incentives, employee severance costs and other items. At June 30, 2003, it was determined that $2 million of the accruals for anticipated sales returns and other trade incentives would no longer be required and therefore, such amount was reversed. Through June 30, 2004, approximately $2.3 million has been charged against these accruals in the aggregate.

At June 30, 2004, our balance sheet includes the above-described aggregate of $0.1 million of accrued restructuring and non-recurring charges, all of which are expected to be paid during 2005.

6.  ACQUISITIONS

Fiscal 2004

On June 3, 2004, we acquired 100% of the stock of privately-held Jason Natural Products, Inc., a California-based manufacturer and marketer of natural health and body care products. In recent years, Jason Natural Products has expanded its lines of natural health and body care products by integrating a series of brands including Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) into its portfolio. The purchase price consisted of approximately $23.9 million in cash, plus the assumption of certain liabilities. At June 30, 2004, goodwill (not deductible for tax purposes) from this transaction was estimated to be $20.9 million.

On May 27, 2004, we acquired substantially all of the assets and assumed certain liabilities of the Rosetto(R) and Ethnic Gourmet(R) businesses of H.J. Heinz Company, LP, which owned approximately 16.7% of our common stock at the time of the transaction. These businesses produce and market frozen pasta and natural ethnic frozen meals, respectively. The purchase price consisted of approximately $22.8 million in cash, plus the assumption of certain liabilities. At June 30, 2004, goodwill (deductible for tax purposes) from this transaction was estimated to be $6.6 million.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Jason Natural Products, Rosetto, and Ethnic Gourmet at the dates of the acquisitions:

Current assets                        $12,358
Property and equipment                 12,871
Other assets                              102
                                    ---------

Total assets                           25,331
Liabilities assumed                     4,321
                                    ---------

Net assets acquired                   $21,010
                                    =========

The balance sheet at June 30, 2004, includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We are in the process of performing the procedures required to finalize the purchase price allocation for the above fiscal 2004 acquisitions; however, these procedures are in the early stages and are expected to be completed during fiscal 2005.

The results of operations for the year ended June 30, 2004 include the results of the above fiscal 2004 acquired businesses from their respective dates of acquisition. The following table presents information about sales and net income had the operations of the acquired businesses been combined with our business as of the first day of each of the periods shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us. Changes in operations of these acquired businesses include, but are not

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

                                          2004                   2003
                                       ------------           ------------
Net sales                              $  599,599             $   529,612
Net income                                 28,930                  29,197

Earnings per share:
  Basic                                       .82                     .86
  Diluted                                     .80                     .84

Weighted average shares:
  Basic                                    35,274                  33,910
  Diluted                                  36,308                  34,722


In management's opinion, the unaudited pro forma results of operations is not indicative of the actual results that would have occurred had the JASON(R), Rosetto(R) and Ethnic Gourmet(R) acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On February 25, 2004, our subsidiary in Belgium acquired Natumi, AG, a German producer of non-dairy beverages and desserts marketed principally in retail channels in Europe. The purchase price consisted of approximately $1.75 million in cash as well as the assumption of certain liabilities. The purchase price excludes the amount of contingency payments we are obligated to pay the former owner of Natumi. The contingency payments are based on the achievement by Natumi of certain financial targets over an approximate 3.5 year period following the date of acquisition. Such payments, which could total approximately 9 million euros, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The net assets acquired, as well as the sales and operations of Natumi, are not material to the Company's consolidated financial position or results of operations and, therefore, have not been included in the detailed information about our acquisitions.

Fiscal 2003

On June 17, 2003, we acquired 100% of the stock of privately-held Acirca, Inc., the owner of the Walnut Acres Certified Organic(R) brand of organic fruit juices, soups, pasta sauces and salsas. Since June 2000, the financial and investment group Acirca, Inc. has expanded Walnut Acres, its premier certified organic food and beverage brand, by integrating a series of organic brands including Mountain Sun(R), ShariAnn's(R), Millina's Finest(R), and Frutti di Bosco(R) into its Walnut Acres flagship. The acquisition of these product lines allows us to add natural and organic juices and sauces to our product offerings, and enhance our offerings of soups and salsas. The purchase price consisted of approximately $9.0 million in cash, 134,797 shares of our common stock valued at $2.2 million, plus the assumption of certain liabilities. At June 30, 2004, goodwill (not deductible for tax purposes) from this transaction approximated $13.1 million.

On December 2, 2002, we acquired substantially all of the assets and assumed certain liabilities of privately-held Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage company specializing in aseptic and refrigerated rice and soy milks, organic aseptic soups and broths, and organic frozen desserts in the U.S., Canada, and Europe. The acquisition of these product lines is expected to enhance our

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


existing market positions in non-dairy beverages and soups while adding frozen dessert products to our offerings to customers. The purchase price consisted of approximately $44.2 million in cash, 532,765 shares of our common stock valued at $7.0 million, plus the assumption of certain liabilities. At June 30, 2004, goodwill (deductible for tax purposes) from this transaction was valued at $38.7 million, trademarks and other non-amortizable intangibles were $15.7 million, and patents and other amortizable intangibles were valued at $1.0 million.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Acirca and Imagine at the dates of the acquisitions:

       Current assets                                    $17,714
       Property and equipment                              2,409
                                                       ------------
       Total assets                                       20,123
       Liabilities assumed                                14,937
                                                       ------------
       Net assets acquired                               $ 5,186
                                                       ============

The balance sheet at June 30, 2004 includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We have completed substantially all of the procedures required to finalize the purchase price allocation for Imagine and Acirca.

Our results of operations for the year ended June 30, 2004 includes the results of the above described fiscal 2003 acquisitions for the complete period. The following table presents information about sales and net income had the operations of the acquired businesses been combined with our business as of the first day of each of the periods shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

                                                      2003             2002
                                                    ----------       ----------
         Net sales                                   $524,176         $473,169
         Net income (loss)                             20,142          (12,916)

         Earnings (loss) per share:
             Basic                                       0.59            (0.38)
             Diluted                                     0.57            (0.38)
         Weighted average shares:
             Basic                                     34,261           34,428
             Diluted                                   35,073           34,428


In management's opinion, the unaudited pro forma results of operations is not indicative of the actual results that would have occurred had the Acirca and Imagine(R) acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


Fiscal 2002

In December 2001, we acquired 100% of the stock of privately-held Lima, N.V. ("Lima"), a leading Belgian manufacturer and marketer of natural and organic foods. We consummated this strategic European acquisition to provide us with a diversified natural and organic food products manufacturer and distributor that is similar to our manufacturing and distribution (types of food products) here in the United States. The aggregate purchase price, including acquisition costs, amounted to approximately $20.0 million. The purchase price paid was based on a multiple of future operating income Lima will generate with the integration of certain business processes and introduction of existing Hain products into Europe, utilizing Lima's distribution network.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

       Current assets                                                 $ 6,770
       Property, plant & equipment and other long-term assets           3,990
                                                                    -----------
       Total assets                                                    10,760
       Liabilities assumed                                              6,360
                                                                    -----------
       Net assets acquired                                            $ 4,400
                                                                    ===========

The above purchase price excludes the amount of contingency payments we are obligated to pay the former owner of Lima. The contingency payments are based on the achievement by Lima of certain financial targets over the 2.5 years following the date of acquisition. Such payments, which could total $3.5 million, will be charged to goodwill if and when paid. During fiscal 2004 and 2003, $1.5 million and $0.5 million, respectively, in contingency payments were made.

7.  INVENTORIES

Inventories consist of the following at June 30:

                                                         2004          2003
                                                      ---------    ----------
    Finished goods                                     $56,132      $ 43,022
    Raw materials, work-in-process and packaging        30,741        23,422
                                                      ---------    ----------
                                                       $86,873      $ 66,444
                                                      =========    ==========

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30:

                                                           2004          2003
                                                      -----------   -----------
Land                                                   $   8,113    $    6,913
Buildings and improvements                                29,867        24,448
Machinery & equipment                                     79,275        61,949
Furniture and fixtures                                     2,527         2,383
Leasehold improvements                                     3,478         1,457
Construction in progress                                   4,541         3,070
                                                      -----------   -----------
                                                         127,801       100,220
Less:
  Accumulated depreciation and amortization               40,799        31,555
                                                      -----------   -----------
                                                        $ 87,002     $  68,665
                                                      ===========   ===========

Included within machinery and equipment are assets held under capital leases with net book values at June 30, 2004 and 2003 of $2.1 million and $3.9 million, respectively.

9.  LONG-TERM DEBT

Long-term debt at June 30 consists of the following:


                                                                                    2004                2003
                                                                                -----------         -----------
Senior Revolving Credit Facilities payable to banks                             $  99,200            $ 53,850
Capital leases on machinery and equipment                                           1,881               3,632
Other debt instruments                                                              6,508               6,672
Economic Development Revenue Bonds due in monthly installments through
  November 1, 2009; interest payable monthly at variable rates                      3,550               4,108
                                                                                -----------         -----------
                                                                                  111,139              68,262
                                                                                    6,845               8,807
                                                                                -----------         -----------
Current Portion                                                                 $ 104,294            $ 59,455
                                                                                ===========         ===========


On April 22, 2004, we entered into a new $300 million credit facility (the "Credit Facility") with a bank group led by our existing bank agents for a five-year term expiring in April 2009. The Credit Facility provides for an uncommitted $50 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2004, $99.2 million was borrowed under the Credit Facility at an average interest rate of 2.4%.

Capital Leases

Capital leases on machinery and equipment of $1.9 million bear interest at rates ranging from 4.9% to 12.3% and are due in monthly installments through June 2007.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


The aggregate minimum future lease payments for all capital leases at June 30, 2004 are as follows:

                  2005                            $ 1,359
                  2006                                430
                  2007                                 92
                                                -----------
                                                  $ 1,881
                                                ===========

Other Debt Instruments

Other debt instruments consist of borrowings by our European businesses under several arrangements with a member of the group of banks that provide our Credit Facility. These borrowings include $4.1 million under revolving credit facilities with interest rates approximating 4.0%, and notes payable of $2.4 million, of which approximately $1.9 million is payable in quarterly installments plus interest at 4.85% over a four year period through May 2008.

Economic Development Bonds

Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (1.3% at June 30, 2004) and are secured by a letter of credit. The Bonds mature November 1, 2009. The Bonds can be tendered monthly to the Bond trustee at face value plus accrued interest, with payment for tendered Bonds made from drawdowns under a letter of credit facility which expires November 2004.

Maturities of all debt instruments at June 30, 2004, are as follows:

                  2005                                       $      6,845
                  2006                                              1,724
                  2007                                              1,293
                  2008                                              1,244
                  2009                                             99,825
                  Thereafter                                          208
                                                             -------------
                                                             $    111,139
                                                             =============

Interest paid (which approximates the related expense) during the years ended June 30, 2004, 2003 and 2002 amounted to $2,484, $1,566 and $893, respectively.

10.  INCOME TAXES

The provision for income taxes for the years ended June 30, 2004, 2003 and 2002 is presented below.


                                                     2004              2003             2002
                                                 --------------    -------------    -------------
         Current:
         Federal                                   $  7,418         $   4,906         $    (130)
         State                                        3,580             1,530               (15)
         Foreign                                      1,612             2,372             2,214
                                                 --------------    -------------    -------------
                                                     12,610             8,808             2,069
         Deferred Federal and State                   3,770             7,864              (237)
                                                 --------------    -------------    -------------
         Total                                     $ 16,380         $  16,672         $   1,832
                                                 ==============    =============    =============

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of our deferred tax asset/(liability) as of June 30 are as follows:


                                                                                      2004               2003
                                                                                    ------------      ------------
         Current deferred tax assets:
           Basis difference on inventory                                            $    2,007        $     1,726
           Allowance for doubtful accounts                                                 732                800
           Net operating loss carryforwards                                                191                 --
           Reserves not currently deductible                                               181                645
                                                                                    ------------      ------------

         Current deferred tax assets                                                     3,111              3,171
                                                                                    ------------      ------------
         Noncurrent deferred tax liabilities:
           Difference in amortization                                                  (12,486)           (10,120)
           Basis difference on property and equipment                                   (5,667)            (4,792)

         Noncurrent deferred tax assets:
           Net operating loss carryforwards                                              3,346                  --
                                                                                    ------------      ------------

         Noncurrent deferred tax liabilities, net                                      (14,807)           (14,912)
                                                                                    ------------      ------------
                                                                                    $  (11,696)       $   (11,741)
                                                                                    ============      ============


Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company's provision for income taxes for the years ended June 30 are as follows:


                                                    2004           %           2003         %         2002         %
                                                   -------         -----      -------      -----      ------      ------
Expected U.S. federal income tax at statutory      $15,185         35.0%      $15,457      35.0%      $1,681      35.0%
rate
State income taxes, net of federal benefit           1,501          3.5         1,653       3.7          (46)      (.9)
Foreign income at different rates                      448          1.0           297       0.7          277       5.7
Other                                                 (754)        (1.7)         (735)     (1.7)         (80)     (1.7)
                                                   -------         -----      -------      -----      ------      ------
Provision for income taxes                         $16,380         37.8%      $16,672      37.7%      $1,832      38.1%
                                                   =======         =====      =======      =====      ======      ======


Income taxes paid (refunded) during the years ended June 30, 2004, 2003 and 2002 amounted to $4.7 million, $5.2 million and $(5.1) million, respectively.

11. STOCKHOLDERS' EQUITY

Common Stock Issued - Business Acquisitions

As part of the Lima acquisition consummated during fiscal 2002, 205,128 common shares were issued to the sellers, valued at approximately $4.4 million. As part of the Imagine and Acirca acquisitions consummated during fiscal 2003, 667,562 common shares were issued to the sellers, valued at approximately $9.2 million in the aggregate.

Restricted Stock Grant

In accordance with the terms of the employment agreement with our Chief Executive Officer ("CEO"), on February 24, 2004, we granted 150,000 shares of restricted common stock to our CEO. On the grant date, the market value of our common stock was $20.90 per share and, therefore, the total market value of the grant approximated $3.1 million. These shares will vest ratably from the date of grant through expiration of the employment agreement on June 30, 2007. Through June 30, 2004, 15,618 shares have vested. For the year ended June 30, 2004, approximately $0.3 million of non-cash compensation has been charged to general and administrative expenses.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


Preferred Stock

We are authorized to issue "blank check" preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2004 and 2003, no preferred stock was issued or outstanding.

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

In connection with an acquisition in 1997, we issued warrants to Argosy Investment Corp. ("Argosy") to acquire 100,000 shares of our common stock at an exercise price of $12.688. In fiscal 2004, Argosy exercised 36,667 of the warrants resulting in proceeds of $0.5 million. In fiscal 2003 and 2002, Argosy exercised no warrants. In fiscal 2001, Argosy exercised 26,666 of these warrants, resulting in proceeds of $0.3 million.

In fiscal 2001, Argosy exercised warrants previously granted in 1994 to acquire 104,100 of our common stock at an exercise price of $3.25. During fiscal 2004, the remaining 322,764 warrants were exercised resulting in proceeds of $1.0 million.

12.  STOCK OPTION PLANS

Hain

In December 1994, we adopted the 1994 Long-Term Incentive and Stock Award Plan, which amended and restated our 1993 stock option plan. On December 9, 1997, the stockholders of Hain approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 345,000 to 1,200,000 shares. In December 1998, the plan was further amended to increase the number of shares issuable by 1,200,000 bringing the total shares issuable under this plan to 2,400,000. In December 1999, the plan was further amended to increase the number of shares issuable by 1,000,000 bringing the total shares issuable under this plan to 3,400,000. In May 2000, the plan was further amended to increase the number of shares issuable by 3,000,000 bringing the total shares issuable under this plan to 6,400,000. The plan provides for the granting of incentive stock options to employees, directors and consultants to purchase shares of our common stock. All of the options granted to date under the plan have been incentive and non-qualified stock options providing for exercise prices equivalent to the fair market price at date of grant, and expire ten years after date of grant. Vesting terms are determined at the discretion of the Company. During 2002, options to purchase 1,688,900 shares were granted at prices ranging from $15.42 to $22.72 per share. During 2003, options to purchase 565,000 shares were granted at prices ranging from $12.13 to $16.30. During 2004, options to purchase 195,550 shares were granted at prices ranging from $18.25 to $20.90. At June 30, 2004, 150,982 options were available for grant under this plan.

In October 2002, we adopted a new Long-Term Incentive and Stock Award Plan. The plan provides for the granting of stock options and other equity awards to employees, directors and consultants to purchase shares of our common stock. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. In December 2003, the plan was amended to increase the number of shares issuable by 1,500,000 shares to 3,100,000 shares. All of the options granted to date under the plan have been incentive and non-qualified stock options provid-

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


ing for exercise price equivalent to the fair market price at the date of grant and expire ten years after the date of grant. Vesting terms are determined at the discretion of the company. During 2003, options to purchase 1,471,200 shares were granted at prices ranging from $11.84 to $16.24 per share. During 2004, options to purchase 116,300 shares were granted at prices ranging from $15.85 to $18.63 per share. At June 30, 2004, 1,580,900 options were available for grant under this plan.

Our CEO was granted options to purchase 125,000 shares of common stock at $4.8125 per share on the date of grant (June 30, 1997) pending approval of an increase in the number of shares available for grant (approved by shareholders on December 9, 1997). We incur a straight line non-cash compensation charge of $46,000 annually over the ten-year vesting period based on the excess ($0.5 million) of the market value of the stock options ($8.50 per share) on December 9, 1997 over the $4.8125 per share market value on the date of grant.

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

In May 2000, we adopted a new Directors Stock Option Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. In December 2003, the plan was amended to increase the number of shares issuable by 200,000 shares to 950,000 shares. At June 30, 2001, no options were granted under this plan. During 2002, options for an aggregate of 255,000 shares were granted at prices ranging from $20.01 to $26.44 per share. During 2003, options for an aggregate of 300,000 shares were granted at prices ranging from $12.13 to $17.88. During 2004, options to purchase 163,000 shares were granted at prices ranging from $18.03 to $22.08 per share. At June 30, 2004, 287,000 options were available for grant under this plan.

We also have a 1993 Executive Stock Option Plan pursuant to which we granted our CEO options to acquire 600,000 shares of our common stock. The exercise price of options designed to qualify as incentive options was $3.58 per share and the exercise price of non-qualified options was $3.25 per share. No exercises were made during fiscal 2002 or 2003. During fiscal 2004, the remaining outstanding 535,000 options were exercised. As of June 30, 2004, no additional shares are available for grant under this plan.

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

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


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

A summary our stock option plans' activity for the three years ended June 30, 2004 follows:


                                                  2004                       2003                      2002
                                       -------------------------  -----------------------   ------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                       Exercise                  Exercise                  Exercise
                                          Options       Price       Options       Price       Options       Price
                                       ------------   ----------  -----------   ---------   -----------   ----------
Outstanding at beginning of year         8,266,721       $17.05    6,023,383       $18.72    4,240,741       $18.01
Granted                                    474,850        20.23    2,347,700        12.92    1,943,900        19.70
Exercised                               (1,744,495)       10.92      (67,821)        9.24      (94,341)        9.12
Terminated                                (227,639)       20.95      (36,541)       23.17      (66,917)       23.27
                                       ------------   ----------  -----------   ---------   -----------   ----------
Outstanding at end of year               6,769,437       $18.67    8,266,721       $17.75    6,023,383       $18.72
                                       ============   ==========  ===========   =========   ===========   ==========
Exercisable at end of year               6,162,554       $19.09    6,675,738       $18.18    4,482,182       $18.14
                                       ============   ==========  ===========   =========   ===========   ==========
Weighted average fair value of
  options granted during year              $  9.77                    $12.95                    $14.23
                                       ============   ==========  ===========   =========   ===========   ==========


The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


The following table summarizes information for stock options outstanding at June 30, 2004:


                                Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------------------   ----------------------------
                                                        Weighted
                                                        Average          Weighted          Options         Weighted
                                    Options            Remaining          Average        Exercisable        Average
          Range of                Outstanding         Contractual        Exercise          as of           Exercise
      Exercise Prices          as of 06/30/2004     Life (in years)        Price         06/30/2004         Price
-------------------------     -----------------     ---------------      ----------     ------------      ----------
      $2.94 -   $6.75                442,956              16.5             $  4.15          442,956          $  4.15
       6.76 -   12.50                896,038               8.3               11.76          496,538            11.70
      12.51 -   17.65              1,489,912               6.8               15.73        1,419,912            15.72
      17.66 -   19.19                876,228               7.3               18.10          873,228            18.10
      19.20 -   22.73              1,425,230               6.8               21.09        1,290,847            21.11
      22.74 -   25.68                164,130               4.1               23.51          164,130            23.51
      25.69 -   29.35              1,233,693               6.1               26.79        1,233,693            26.79
      29.36 -   33.01                216,250               6.3               31.54          216,250            31.54
      33.02 -   38.38                 25,000               0.1               36.69           25,000            36.69
                              -----------------     ---------------      ----------     ------------      ----------
                                   6,769,437               6.6             $ 18.67        6,162,554          $ 19.09
                              =================     ===============      ==========     ============      ==========

Shares of Common Stock reserved for future issuance as of June 30, 2004 are as follows:

        Stock options                        8,788,319
        Warrants                                36,667
                                             ---------
                                             8,824,986
                                             =========
13.  LEASES

Our corporate headquarters are located in approximately 35,000 square feet of leased office space in Melville, New York, under a lease which expires in December 2012. In addition, the Company leases manufacturing and warehouse space under leases which expire through 2007. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2004, are as follows:

         2005                                     $  4,619
         2006                                        4,687
         2007                                        4,048
         2008                                        2,433
         2009                                        2,356
         Thereafter                                  7,170
                                                  --------
                                                  $ 25,313
                                                  ========

Rent expense charged to operations for the years ended June 30, 2004, 2003 and 2002 was approximately $4,087, $4,200 and $3,804, respectively.

The Hain Celestial Group, Inc.
Notes to Consolidated Financial Statements


14.  SEGMENT INFORMATION

Our company is engaged in one business segment: the manufacturing, distribution and marketing of natural and organic food, beverage and body care products. We define business segments as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by a chief operating decision maker or group.

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area are as follows:


                                 2004                             2003                              2002
                    ------------------------------   --------------------------------   ------------------------------
                    United                           United                             United
                    States     Canada     Europe     States       Canada     Europe     States      Canada    Europe
                    ------     ------     ------     ------       ------     ------     ------      ------    ------
Net sales           $433,787   $48,326     $61,945    $385,569     $41,498    $39,392    $339,522   $34,254   $22,178
Earnings (loss)
  before income
  taxes               34,437     4,670       4,281      37,287       5,460      1,417       (735)     5,398       140
Long lived assets    425,563    43,424      16,930     374,957      39,541     17,342     298,198    37,811    18,290


15.  DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan ("Plan") to provide retirement benefits for eligible employees. All full-time employees of Hain and our domestic subsidiaries who have attained the age of 21 are eligible to participate upon completion of 30 days of service. The subsidiary Yves Veggie Cuisine has its own separate Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Yves who meet eligibility requirements may participate in that plan. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2004, 2003 and 2002, we made contributions to the Plan of $244, $228 and $372, respectively.

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

                                    PART III

Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13, "Certain Relationships and Related Transactions", and Item 14, "Principal Accountant Fees and Services" have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 2, 2004, at which meeting the stockholders will vote upon election of the directors. This information in such Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) (1) List of Financial statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2004 and 2003

Consolidated Statements of Income - Years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity - Years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years ended June 30, 2004, 2003 and 2002

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

4.5.1 Amendment No. 1 to 2000 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-111881) filed with the Commission on January 13, 2004).

4.6 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Appendix A of the Registrant's Notice of annual Meeting of Stockholders and Proxy Statements dated October 14, 2002).

4.6.1 Amendment No. 1 to 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-111881) filed with the Commission on January 13, 2004).

10.1 Amended and Restated Credit Agreement dated as of April 22, 2004, by and among the Registrant and Fleet National bank, as administrative agent, SunTrust Bank and KeyBank National Association, as co-syndication agents, HSBC Bank USA and First Pioneer Farm Credit, ACA, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 30, 2004).

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

10.5 Employment Agreement for Chief Executive Officer dated July 1, 2000 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 filed with the Commission on November 14, 2000).

21.1(a) Subsidiaries of Registrant.

23.1(a) Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a) Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a) Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a - Filed herewith



(b) Reports on Form 8-K

On May 7, 2004, the Registrant furnished a Form 8-K with respect to the Registrant's press release announcing its financial results for its third quarter ended March 31, 2004.

On April 30, 2004, the Registrant filed a Form 8-K with respect to the Registrant's press release announcing that it had amended and restated its credit facility, pricing adjustments and financial guidance for its third quarter ended March 31, 2004.

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts


             Column A                    Column B                 Column C                Column D        Column E
-----------------------------------   --------------    ----------------------------   -------------    ------------
                                                                 Additions
                                                                         Charged to
                                        Balance at       Charged to        other                         Balance of
                                       beginning of      costs and       accounts -     Deductions -       end of
                                          period          expenses        describe        describe         period
                                       -------------    -------------  -------------   -------------    ------------
Year Ended June 30, 2004 Deducted
  from asset accounts:
Allowance for doubtful accounts           $1,748            $437            $10 (1)        $ 10 (2)     $  2,185
Year Ended June 30, 2003 Deducted
  from asset accounts:
Allowance for doubtful accounts          $ 1,002           $ 610          $ 190 (1)       $  54 (2)       $1,748
Year Ended June 30, 2002 Deducted
  from asset accounts:
Allowance for doubtful accounts          $   815           $ 551          $ 175 (1)       $ 539 (2)       $1,002



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

                           THE HAIN CELESTIAL GROUP, INC.


                           By:    /s/ Irwin D. Simon
                                  --------------------------------------
                                  Irwin D. Simon
                                  President, Chief Executive Officer and
                                  Chairman of the Board of Directors




                           By:    /s/ Ira J. Lamel
                                  --------------------------------------
                                  Ira J. Lamel
                                  Executive Vice President and
                                  Chief Financial Officer




Date: September 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                                  Date
---------                                -----                                  ----

/s/ Irwin D. Simon                       President, Chief Executive Officer     September 13, 2004
---------------------------------------  and Chairman of the Board of
Irwin D. Simon                           Directors

/s/ Ira J. Lamel                         Executive Vice President and Chief     September 13, 2004
---------------------------------------  Financial Officer
Ira J. Lamel

/s/ Barry Alperin                        Director                               September 13, 2004
---------------------------------------
Barry Alperin

/s/ Beth L. Bronner                      Director                               September 13, 2004
---------------------------------------
Beth L. Bronner

/s/ Jack Futterman                       Director                               September 13, 2004
---------------------------------------
Jack Futterman

/s/ Daniel Glickman                      Director                               September 13, 2004
---------------------------------------
Daniel Glickman

/s/ Marina Hahn                          Director                               September 13, 2004
---------------------------------------
Marina Hahn

/s/ Andrew R. Heyer                      Director                               September 13, 2004
---------------------------------------
Andrew R. Heyer

/s/ Roger Meltzer                        Director                               September 13, 2004
---------------------------------------
Roger Meltzer

/s/ Mitchell A. Ring                     Director                               September 13, 2004
---------------------------------------
Mitchell A. Ring

/s/ Lewis D. Schiliro                    Director                               September 13, 2004
---------------------------------------
Lewis D. Schiliro

/s/ D. Edward Smyth                      Director                               September 13, 2004
---------------------------------------
D. Edward Smyth

/s/ Larry S. Zilavy                      Director                               September 13, 2004
---------------------------------------
Larry S. Zilavy


                                                                    Exhibit 21.1


                                                             Jurisdiction of
Subsidiary                                                   Incorporation
----------                                                   -------------

Acirca, Inc.                                                 Delaware
Celestial Seasonings, Inc.                                   Delaware
Natural Nutrition Group, Inc.                                Delaware
Health Valley Company                                        Delaware
Arrowhead Mills, Inc.                                        Delaware
AMI Operating, Inc.                                          Texas
DeBoles Nutritional Foods, Inc.                              New York
Hain Pure Food Co., Inc.                                     California
Kineret Foods Corporation                                    New York
Westbrae Natural, Inc.                                       Delaware
Westbrae Natural Foods, Inc.                                 California
Little Bear Organic Foods, Inc.                              California
Dana Alexander, Inc.                                         New York
Terra Chips, B.V.                                            Netherlands
Hain-Yves, Inc.                                              Delaware
Hain-Celestial Canada, ULC                                   Nova Scotia
Hain Celestial Europe B.V.                                   Netherlands
Hain Celestial Belgium BVBA                                  Belgium
Jason Natural Products, Inc.                                 California
Yves Fine Foods Inc.                                         Nevada
Fruit Specialties B.V.                                       Netherlands
The Organic Production S.A.                                  Belgium
W.S.L. NV                                                    Belgium
Grains Noirs SA                                              Belgium
Societe Anonyme de Gestion et D'administration SA            Belgium
Natumi AG                                                    Germany
Hain Europe NV                                               Belgium
Lima SA/NV                                                   Belgium
Lima France S.A.R.L.                                         France
Biomarche S.C.R.L.                                           Belgium

                                                                    Exhibit 23.1


            Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-33828, 333-102017 and 333-111881), Post-Effective Amendment
No. 1 to the Registration Statement (Form S-4 on Form S-8 No. 333-33830) and Post-Effective Amendment No. 1 to the Registration Statement (Form S-8 No. 333-38915), and the Registration Statements (Form S-3 Nos. 333-59761, 333-77137, 333-65618, 333-57806, 333-73808 and 333-106940) of The Hain Celestial Group,
Inc. and in the related Prospectus of our report dated August 30, 2004, with respect to the consolidated financial statements and schedule of The Hain Celestial Group, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended June 30, 2004.

                                                     /s/ Ernst & Young LLP


Melville, New York
September 13, 2004

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

Date: September 13, 2004

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

Date: September 13, 2004

                                        /s/ Ira J. Lamel
                                        -----------------------------
                                        Ira J. Lamel
                                        Executive Vice President
                                        and Chief Financial Officer

                                                                    EXHIBIT 32.1


     CERTIFICATION FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the period ended June 30, 2004 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Irwin D. Simon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 13, 2004

                                      /s/ Irwin D. Simon
                                      ----------------------------------------
                                      Irwin D. Simon
                                      President and Chief Executive Officer




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

                                                                    EXHIBIT 32.2


                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the period ended June 30, 2004 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Ira J. Lamel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 13, 2004

                                  /s/ Ira J. Lamel
                                  ------------------------------
                                  Ira J. Lamel
                                  Executive Vice President
                                  and Chief Financial Officer




A signed original of this written statement required by Section 906 has been provided to The Hain Celestial Group, Inc. and will be retained by The Hain Celestial Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.