Form 10-Q
period 2004-09-30
HAIN CELESTIAL GROUP INC
filed 2004-11-09
CIK 910406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

                                       Or

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ______ to _______

                         Commission file number: 0-22818

                         THE HAIN CELESTIAL GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            22-3240619
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

               58 South Service Road, Melville, New York        11747
               ----------------------------------------------------------
               (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:        (631) 730-2200
                                                    -------------------------

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

                     Yes         X                               No


As of November 3, 2004, there were 36,495,580 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


                          Part I Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2004
         (unaudited) and June 30, 2004                                         2

         Consolidated Statements of Income -
         Three Months ended September 30, 2004 and 2003 (unaudited)            3

         Consolidated Statement of Stockholders' Equity -
         Three months ended September 30, 2004 (unaudited)                     4

         Consolidated Statement of Cash Flows -
         Three months ended September 30, 2004 and 2003 (unaudited)            5

         Notes to Consolidated Financial Statements                         6-10

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11-14

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           15

Item 4.  Controls and Procedures                                              15

Part II  Other Information

                  Items 1 through 5 are not applicable

                  Item 6 - Exhibits                                           15

                  Signatures                                                  16


PART I - ITEM 1 - FINANCIAL INFORMATION
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
                                                                                     September 30,               June 30,
                                                                                          2004                     2004
                                                                                  ---------------------   --------------------
                                        ASSETS                                        (Unaudited)                  (Note)
 Current assets:
  Cash and cash equivalents                                                           $      9,765              $   27,489
  Accounts receivable, less allowance for doubtful
    accounts of $2,225 and $2,185                                                           70,922                  69,392
  Inventories                                                                               93,109                  86,873
  Deferred income taxes                                                                      3,111                   3,111
  Other current assets                                                                      14,459                  11,449
                                                                                  ---------------------   --------------------
    Total current assets                                                                   191,366                 198,314

 Property, plant and equipment, net of accumulated
   depreciation and amortization of $43,970 and $40,799                                     87,836                  87,002
 Goodwill                                                                                  338,730                 333,218
 Trademarks and other intangible assets, net of
   accumulated amortization of $8,558 and $8,349                                            55,712                  55,793
 Other assets                                                                               11,651                   9,904
                                                                                  ---------------------   --------------------
   Total assets                                                                       $    685,295              $  684,231
                                                                                  =====================   ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued expenses                                               $     53,065              $   59,031
  Current portion of long-term debt                                                          4,784                   6,845
  Income taxes payable                                                                       4,966                   2,489
                                                                                  ---------------------   --------------------
   Total current liabilities                                                                62,815                  68,365

 Long-term debt, less current portion                                                       99,906                 104,294
 Deferred income taxes                                                                      14,807                  14,807
                                                                                  ---------------------   --------------------
   Total liabilities                                                                       177,528                 187,466

 Stockholders' equity:
  Preferred stock - $.01 par value, authorized 5,000,000
   shares, no shares issued                                                                      -                       -
  Common stock - $.01 par value, authorized 100,000,000
   shares, issued 37,120,469 and 37,064,648 shares                                             371                     371
  Additional paid-in capital                                                               395,557                 394,740
  Deferred compensation                                                                     (2,575)                 (2,809)
  Retained earnings                                                                        112,279                 106,097
  Foreign currency translation adjustment                                                   11,420                   7,651
                                                                                  ---------------------   --------------------
                                                                                           517,052                 506,050
 Less: 671,556 shares of treasury stock, at cost                                            (9,285)                 (9,285)
                                                                                  ---------------------   --------------------
   Total stockholders' equity                                                              507,767                 496,765
                                                                                  ---------------------   --------------------

   Total liabilities and stockholders' equity                                         $    685,295              $  684,231
                                                                                  =====================   ====================

Note: The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.


     THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share and share amounts)


                                                                                   Three Months Ended
                                                                                     September 30,
                                                                       -------------------------------------------
                                                                              2004                   2003
                                                                       -------------------    --------------------
                                                                                      (Unaudited)

Net sales                                                                   $ 137,604              $ 127,053
Cost of sales                                                                  98,629                 89,891
                                                                       -------------------    --------------------
  Gross profit                                                                 38,975                 37,162

Selling, general and administrative expenses                                   28,185                 25,819
                                                                       -------------------    --------------------
  Operating income                                                             10,790                 11,343

Interest expense and other expenses, net                                          655                    791
                                                                       -------------------    --------------------

Income before income taxes                                                     10,135                 10,552
Provision for income taxes                                                      3,953                  4,010
                                                                       -------------------    --------------------

  Net income                                                              $     6,182            $     6,542
                                                                       ===================    ====================

Net income per share:
  Basic                                                                  $       0.17           $       0.19
                                                                       ===================    ====================

  Diluted                                                                $       0.17           $       0.19
                                                                       ===================    ====================

Weighted average common shares outstanding:
  Basic                                                                        36,273                 34,221
                                                                       ===================    ====================

  Diluted                                                                      36,855                 35,356
                                                                       ===================    ====================


See notes to consolidated financial statements.


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(In thousands, except per share and share amounts)


                                                                                                  Foreign
                                                                                                  Cur-
                                                      Unamor-                                     rency
                                          Addi-        tized      Re-                             Trans-
                     Common Stock         tional      Non-Cash    tained                          lation                 Compre-
                              Amount     Paid-in      Compen-     Earn-       Treasury Stock      Adjust-                hensive
                   Shares     at $.01    Capital      sation      ings      Shares      Amount    ment         Total     Income
                  --------------------------------------------------------------------------------------------------------------

Balance at
  June 30, 2004   37,064,648    $371     394,740     $ (2,809)  $ 106,097   671,556    $ (9,285)  $  7,651  $ 496,765

Exercise of
  stock options       55,821                 805                                                                  805


Non-cash
  compensation
  charge                                      12          234                                                     246

Comprehensive
  income:
  Net income for
  the period                                                                  6,182                             6,182    $ 6,182

  Translation
  adjustments                                                                                        3,769      3,769      3,769
                                                                                                                     -----------

Total compre-
  hensive income                                                                                                        $  9,951
                  ----------   ------   --------   ----------  ----------  --------   ---------  ---------  ---------===========
Balance at
  Sept. 30, 2004  37,120,469   $ 371    $395,557      $(2,575)  $ 112,279  $671,556    $ (9,285)   $11,420  $ 507,767
                  ==========   ======   ========   ==========  ==========  ========   =========  =========  =========



See notes to consolidated financial statements.



THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                                                        Three Months Ended
                                                                                           September 30,
                                                                             ------------------------------------------
                                                                                   2004                    2003
                                                                             ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        (Unaudited)

Net income                                                                            $ 6,182               $  6,542
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                      3,105                  2,580
     Provision for doubtful accounts                                                      (10)                    92
     Non-cash compensation                                                                246                     12

   Increase (decrease) in cash attributable to changes in
        operating assets and liabilities, net of amounts
        applicable to acquired businesses:
          Accounts receivable                                                            (973)               (13,588)
          Inventories                                                                  (7,083)                (2,639)
          Other current assets                                                         (3,159)                    50
          Other assets                                                                 (1,789)                   736
          Accounts payable and accrued expenses                                        (5,775)                (2,937)
          Income taxes, net                                                             2,477                  2,445
                                                                             ------------------     -------------------

          Net cash (used in) operating activities                                      (6,779)                (6,707)
                                                                             ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                    (2,781)                  (998)
Acquisitions of businesses                                                             (1,570)                     -
                                                                             ------------------     -------------------
          Net cash (used in) investing activities                                      (4,351)                  (998)
                                                                             ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) proceeds from bank revolving
  credit facility, net                                                                 (5,500)                10,750
Payments on economic development revenue bonds                                           (150)                  (125)
Purchase of treasury stock                                                                  -                   (279)
Proceeds from exercise of options, net of related expenses                                805                    576
Repayments of other long-term debt, net                                                (1,277)                  (428)
                                                                             ------------------     -------------------

          Net cash (used in) provided by financing activities                          (6,122)                10,494
                                                                             ------------------     -------------------

Effect of exchange rate changes on cash                                                  (472)                  (894)
                                                                             ------------------     -------------------
Net (decrease) increase in cash and cash equivalents                                  (17,724)                 1,895
Cash and cash equivalents at beginning of period                                       27,489                 10,984
                                                                             ------------------     -------------------

Cash and cash equivalents at end of period                                           $  9,765              $  12,879
                                                                             ==================     ===================


See notes to consolidated financial statements.


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

     The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural and organic personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our natural and organic personal care product line is marketed under the JASON(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands.

     We operate in one business segment: the sale of natural, organic and other food and beverage and personal care products. In our 2004 fiscal year, approximately 39% of our revenues were derived from products that were manufactured within our own facilities with 61% produced by various co-packers.

     All dollar amounts in our consolidated financial statements and notes have been rounded to the nearest thousand dollars, except per share amounts. Share amounts in the notes to consolidated financial statements are presented in thousands.

2. BASIS OF PRESENTATION

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. Please refer to the footnotes to our consolidated financial statements as of June 30, 2004 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued


     The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                                 Three Months Ended
                                                    September 30,
                                            ------------------------------

                                                 2004           2003
                                            --------------- --------------
Numerator:
Net income                                          $6,182         $6,542
                                            =============== ==============
Denominator (in thousands):
Denominator for basic earnings per
 share - weighted average shares
 outstanding during the period                      36,273         34,221
                                            --------------- --------------

Effect of dilutive securities:
 Stock options                                         576            965
 Warrants                                                6            170
                                            --------------- --------------
                                                       582          1,135
                                            --------------- --------------
Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversions                     36,855         35,356
                                            =============== ==============
Basic net income per share                          $ 0.17         $ 0.19
                                            =============== ==============
Diluted net income per share                        $ 0.17         $ 0.19
                                            =============== ==============


4. INVENTORIES

     Inventories consisted of the following:

                                       September 30,               June 30,
                                           2004                      2004
                                   ---------------------- ----------------------
       Finished goods                      $61,913                   $56,132
       Raw materials,
         work-in-progress
         and packaging                      31,196                    30,741
                                   ---------------------- ----------------------
                                           $93,109                   $86,873
                                   ====================== ======================

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                            September 30,         June 30,
                                                2004                2004
                                          -------------------- -----------------
       Land                                     $  8,160              8,113
       Buildings and improvements                 30,106             29,867
       Machinery and equipment                    80,646             79,275
       Furniture and fixtures                      2,537              2,527
       Leasehold improvements                      3,610              3,478
       Construction in progress                    6,747              4,541
                                          -------------------- -----------------
                                                 131,806            127,801

       Less: Accumulated depreciation
               and amortization                   43,970             40,799
                                          -------------------- -----------------
                                                $ 87,836           $ 87,002
                                          ==================== =================

6. ACQUISITIONS

     On June 3, 2004, we acquired 100% of the stock of privately-held Jason Natural Products, Inc., a California-based manufacturer and marketer of natural and organic personal care products. In recent years, Jason Natural Products has expanded its lines of natural and organic personal care products by integrating a series of brands including Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) into its portfolio. The purchase price consisted of approximately $23.9 million in cash, plus the assumption of certain liabilities. At September 30, 2004, goodwill (not deductible for tax purposes) from this transaction was estimated to be $22.9 million.

     On May 27, 2004, we acquired substantially all of the assets and assumed certain liabilities of the Rosetto(R) and Ethnic Gourmet(R) businesses of H.J. Heinz Company, LP, which owned approximately 16.7% of our common stock at the time of the transaction. These businesses produce and market frozen pasta and natural ethnic frozen meals, respectively. The purchase price consisted of approximately $22.8 million in cash, plus the assumption of certain liabilities. At September 30, 2004, goodwill (deductible for tax purposes) from this transaction was estimated to be $7.9 million.

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
                                    =========


     The balance sheet at September 30, 2004, includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We are in the process of performing the procedures required to finalize the purchase price allocation for the above fiscal 2004 acquisitions; however, these procedures are in the early stages and are expected to be completed during the later half of fiscal 2005.

     The results of operations for the three months ended September 30, 2004 include the results of the above described acquisitions for the complete period. The following table presents information about sales and net income had the operations of the acquired businesses been combined with our business as of the first day of the period shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

                                         Three Months Ended
                                         September 30, 2003
                                         ------------------
Net sales                                  $  140,064
Net income                                      5,921

Earnings per share:
  Basic                                        $ 0.17
  Diluted                                        0.17

Weighted average shares:
  Basic                                        34,221
  Diluted                                      35,356


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


7. CREDIT FACILITY

     On April 22, 2004, we entered into a new $300 million credit facility (the "Credit Facility") with a bank group led by our existing bank agents for a five-year term expiring in April 2009. The Credit Facility provides for an uncommitted $50 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus and applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2004, $93.7 million was borrowed under the Credit Facility at an interest rate of 2.8%.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting For Stock-Based Compensation," net earnings and earnings per share for the three months ended September 30, 2004 and 2003 would have been the pro forma amounts that follow:

                                                 Three Months Ended
                                                    September 30,
                                          ----------------------------------
                                                2004               2003
                                          -----------------    -------------

Net income, as reported                            $ 6,182           $6,542
Non-cash compensation charge, net
of related tax effects                                 150                7

Stock-based employee compensation
expense determined under fair value
method, net of related tax effects                  (3,462)          (1,221)
                                          -----------------    -------------

Pro forma net income                                $2,870           $5,328
                                          =================    =============

Basic net income per share:
    As reported                                  $ 0.17            $ 0.19
                                                 ======            ======
    Pro forma                                    $ 0.08            $ 0.16
                                                 ======            ======

Diluted net income per share:
    As reported                                  $ 0.17            $ 0.19
                                                 ======            ======
    Pro forma                                    $ 0.08            $ 0.15
                                                 ======            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural and organic personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Certified Organic(R), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our natural and organic personal care product line is marketed under the JASON(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands. Our website can be found at www.hain-celestial.com.

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

Results of Operations

Three months ended September 30, 2004

     Net sales for the three months ended September 30, 2004 were $137.6 million, an increase of $10.5 million or 8.3% over net sales of $127.1 million in the September 30, 2003 quarter. The increase came from volume increases principally in our snacks brands, which were up 12.6%, our Celestial Seasonings tea brand, which was up 4.6%, and our European business, which was up 20.5%. During the current year quarter, we benefited from the phasing in of price increases, the full effect of which is expected in future quarters, and from sales of businesses acquired in 2004. Sales of our Imagine Foods brands, acquired in December 2002, and Walnut Acres brands, acquired in June 2003, are included in each of the quarterly periods presented, while sales of our Jason Natural Products, Rosetto, Ethnic Gourmet and Natumi brands are included only in the current year quarter. Sales in the current year quarter were negatively impacted by reductions in inventories estimated at $12 million at two major distributors.

     Gross profit for the three months ended September 30, 2004 was 28.3% of net sales as compared to 29.2% of net sales in the September 30, 2003 quarter. The decline in gross profit percentage was principally the result of increases in transportation costs which began in the third quarter of Fiscal 2004 resulting from higher fuel costs, the cost effects of new regulations on the U.S. trucking industry, and an increase in the percentage of our shipments that are delivered by us. Also, we incurred higher cost of ingredients and higher personnel and benefits costs this period as compared to the prior year period. These higher costs were offset in part by the effect of the price increase phased in beginning July 1, 2004.

     Selling, general and administrative expenses increased by $2.4 million to $28.2 million for the three months ended September 30, 2004 as compared to $25.8 million in the September 30, 2003 quarter. Such expenses amounted to 20.5% of net sales for the three months ended September 30, 2004 compared with 20.3% in the September 30, 2003 quarter. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired in 2004, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business. General and administrative expenses for the three months ended September 30, 2004 includes approximately $ .6 million for the cost of terminated employees and for non-cash compensation charges.

     Operating income was $10.8 million in the three months ended September 30, 2004 compared to $11.3 million in the September 30, 2003 quarter. Operating income as a percentage of net sales was 7.8% in the September 30, 2004 quarter, compared with 8.9% in the September 30, 2003 quarter. The dollar and percentage decrease is a result of the aforementioned lower gross profit and higher selling, general and administrative expenses.

     Interest and other expenses amounted to $.7 million for the three months ended September 30, 2004 compared to $.8 million for the three months ended September 30, 2003. Our interest expense was $.4 million higher this quarter as compared to the prior year quarter, principally as a result of the higher average borrowings we carry this year after our recent acquisitions. We had $.2 million in net currency exchange gains this quarter as compared to $.1 million in net currency exchange losses in the prior year quarter, which partially offset the additional interest costs.

     Income before income taxes for the three months ended September 30, 2004 amounted to $10.1 million compared to $10.6 million in the comparable period of the prior year. This decrease was attributable to the decrease in operating income.

     Our effective income tax rate approximated 39% of pre-tax income for the three months ended September 30, 2004 compared to 38% for the three months ended September 30, 2003. We expect our effective tax rate to approximate 39% during the remainder of fiscal 2005.

     Net income for the three months ended September 30, 2004 was $6.2 million compared to $6.5 million in the September 30, 2003 quarter. The decrease of $.3 million in earnings was primarily attributable to the aforementioned decrease in income before income taxes and the increase in our effective tax rate.

Liquidity and Capital Resources

     We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

     We have available to us a $300 million Credit Facility through April 22, 2009. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of September 30, 2004, we had $93.7 million outstanding under the Credit Facility.

     This access to capital provides us with flexible working capital in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

     Effective July 2004, we adjusted prices upward by 4% to 5% across certain of our U.S. businesses. We expect the increases will offset increased costs we have absorbed in fuel, freight and commodities, and should help offset future increased costs into the next production year as we renew procurement contracts.

     Net cash (used in) operations was $(6.8) million and $(6.7) million for the three months ended September 30, 2004 and 2003, respectively. Our working capital and current ratio was $128.6 million and 3.0 to 1, respectively, at September 30, 2004 compared with $130.0 million and 2.9 to 1 respectively, at June 30, 2004. The decrease in working capital resulted principally from the decrease in cash used to reduce debt during the three months ended September 30, 2004.

     Net cash (used in) provided by financing activities was $(6.1) million and $10.5 million for the three months ended September 30, 2004 and 2003, respectively. The change between the quarters of each year was due principally to our pay down of approximately $6.8 million of debt under our U. S. and European credit lines during the Fiscal 2005 quarter, as compared to our borrowing approximately $10.8 million under our U. S. credit line in the Fiscal 2004 quarter.

     We believe that cash on hand of $9.8 million at September 30, 2004, projected remaining fiscal 2005 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $9 million, and scheduled debt payments of approximately $9.5 million for the remainder of fiscal 2005. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 1% interest.

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

Valuation of Accounts and Chargebacks Receivables

     We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations over the last few years. While two of our customers represent approximately 28% of our trade receivable balance on an ongoing basis, we believe there is no credit exposure at this time.

     Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have generally been within our expectations. Our chargebacks receivable balance approximated $6 million at September 30, 2004 and June 30, 2004.

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

Note Regarding Forward Looking Information

     Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934 and Sections 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; our ability to obtain financing for general corporate purposes; competition; availability of key personnel; changes in, or the failure to comply with government regulations; and other risks detailed from time-to-time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the fiscal year ended June 30m 2004. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

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

(b) Changes in Internal Controls.

There were no significant changes in our internal controls over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, those controls.

Part II - OTHER INFORMATION


ITEM 6. EXHIBITS


Exhibit Number      Description
--------------      -----------

                    The cross-reference for Exhibit 10.5 of the Company's Form 10-K for the fiscal year ended June 30, 2004, inadvertently was incorrect. It should have read:

10.5                Employment Agreement between the Registrant and Irwin D.
                    Simon, dated July 1, 2003 (incorporated by reference to
                    Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003).

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




                                      THE HAIN CELESTIAL GROUP, INC.



Date:    November 8, 2004             /s/ Irwin D. Simon
                                      ----------------------------------
                                      Irwin D. Simon,
                                      Chairman, President and Chief
                                      Executive Officer







Date:    November 8, 2004             /s/ Ira J. Lamel
                                      ----------------------------------
                                      Ira J. Lamel,
                                      Executive Vice President and
                                      Chief Financial Officer

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

Date: November 8, 2004


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

Date: November 8, 2004

/s/ Ira J. Lamel
---------------------------------
Ira J. Lamel
Executive Vice President and
Chief Financial Officer

EXHIBIT 32.1


                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Irwin D. Simon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 8, 2004


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

EXHIBIT 32.2

                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Ira J. Lamel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: November 8, 2004


/s/ Ira J. Lamel
-----------------------------
Ira J. Lamel
Executive Vice President and
Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to The Hain Celestial Group, Inc. and will be retained by The Hain Celestial Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.