Form 10-Q
period 2004-12-31
HAIN CELESTIAL GROUP INC
filed 2005-02-09
CIK 910406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

                                       Or

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ______ to _______.

                         Commission file number: 0-22818

                         THE HAIN CELESTIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)


              Delaware                                      22-3240619
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


        58 South Service Road, Melville, New York               11747
        -----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:        (631) 730-2200
                                                          ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                 Yes    X                               No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes    X                               No ____


As of February 3, 2005, there were 36,539,642 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


Part I   Financial Information

Item 1.  Financial Statements

                  Consolidated Balance Sheets - December 31, 2004
                  (unaudited) and June 30, 2004                               2

                  Consolidated Statements of Income -
                  Three months and six months ended December 31, 2004
                  and 2003 (unaudited)                                        3

                  Consolidated Statement of Stockholders' Equity -
                  Six months ended December 31, 2004 (unaudited)              4

                  Consolidated Statements of Cash Flows -
                  Six months ended December 31, 2004 and 2003 (unaudited)     5

                  Notes to Consolidated Financial Statements               6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          16

Item 4.  Controls and Procedures                                             16

Part II  Other Information

                  Items 1 through 3 and item 5 are not applicable

                  Item 4 - Submission of matters to a vote of
                           security holders                                  16

                  Item 6 - Exhibits                                          17

                  Signatures                                                 18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

                                                                               December 31,             June 30,
                                                                                   2004                    2004
                                                                           ---------------------   --------------------
                                        ASSETS                                 (Unaudited)                  (Note)
 Current assets:
  Cash and cash equivalents                                                     $    12,304              $   27,489
  Accounts receivable, less allowance for doubtful
    accounts of $2,026 and $2,185                                                    75,699                  69,392
  Inventories                                                                        88,261                  86,873
  Deferred income taxes                                                               3,111                   3,111
  Other current assets                                                               16,872                  11,449
                                                                           ---------------------   --------------------
    Total current assets                                                            196,247                 198,314

 Property, plant and equipment, net of accumulated
   depreciation and amortization of $47,147 and $40,799                              89,386                  87,002
 Goodwill                                                                           345,235                 333,218
 Trademarks and other intangible assets, net of
   accumulated amortization of $8,818 and $8,349                                     55,666                  55,793
 Other assets                                                                        11,012                   9,904
                                                                           ---------------------   --------------------
   Total assets                                                                  $ 697,546                $ 684,231
                                                                           =====================   ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued expenses                                          $   55,317               $  59,031
  Current portion of long-term debt                                                   3,851                   6,845
  Income taxes payable                                                                6,211                   2,489
                                                                           ---------------------   --------------------
   Total current liabilities                                                         65,379                  68,365

 Long-term debt, less current portion                                                93,782                 104,294
 Deferred income taxes                                                               14,807                  14,807
                                                                           ---------------------   --------------------
   Total liabilities                                                                173,968                 187,466

 Stockholders' equity:
  Preferred stock - $.01 par value, authorized 5,000,000
   shares, no shares issued                                                               -                       -
  Common stock - $.01 par value, authorized 100,000,000
   shares, issued 37,206,048 and 37,064,648 shares                                      372                     371
  Additional paid-in capital                                                        396,767                 394,740
  Deferred compensation                                                              (2,341)                 (2,809)
  Retained earnings                                                                 122,957                 106,097
  Foreign currency translation adjustment                                            15,108                   7,651
                                                                           ---------------------   --------------------
                                                                                    532,863                 506,050
 Less: 671,556 shares of treasury stock, at cost                                     (9,285)                 (9,285)
                                                                           ---------------------   --------------------
   Total stockholders' equity                                                       523,578                 496,765
                                                                           ---------------------   --------------------

   Total liabilities and stockholders' equity                                     $ 697,546               $ 684,231
                                                                           =====================   ====================


Note: The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)



                                                    Three Months Ended                          Six Months Ended
                                                       December 31,                               December 31,
                                          ---------------------------------------    ---------------------------------------
                                                2004                 2003                  2004                 2003
                                          -----------------    ------------------    -----------------    ------------------
                                                       (Unaudited) (Unaudited)

Net sales                                        $ 169,753             $ 142,792            $ 307,357             $ 269,845
Cost of sales                                      116,522                95,693              215,151               185,584
                                          -----------------    ------------------    -----------------    ------------------
   Gross profit                                     53,231                47,099               92,206                84,261

Selling, general and
 administrative expenses                            35,173                30,047               63,358                55,866
                                          -----------------    ------------------    -----------------    ------------------

   Operating income                                 18,058                17,052               28,848                28,395

Interest expense and other
 expenses, net                                         553                   350                1,208                 1,141
                                          -----------------    ------------------    -----------------    ------------------
Income before income taxes                          17,505                16,702               27,640                27,254
Provision for income taxes                           6,827                 6,330               10,780                10,340
                                          -----------------    ------------------    -----------------    ------------------
   Net income                                     $ 10,678              $ 10,372             $ 16,860               $16,914
                                          =================    ==================    =================    ==================

Net income per share:
   Basic                                        $     0.29                $ 0.30           $     0.46           $      0.49
                                          =================    ==================    =================    ==================
   Diluted                                      $     0.29                $ 0.29           $     0.46           $      0.47
                                          =================    ==================    =================    ==================

Weighted average common shares outstanding:
   Basic                                            36,390                34,913               36,332                34,567
                                          =================    ==================    =================    ==================
   Diluted                                          37,207                36,135               37,031                35,745
                                          =================    ==================    =================    ==================




See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
(In thousands, except per share and share amounts)

                                                                                                     Foreign
                                                                                                     Cur-
                                                     Unamor-                                         rency
                        Common            Addi-      tized        Re-                                Trans-
                        Stock             tional     Non-Cash     tained          Treasury           lation                Compre-
                                 Amount   Paid-in    Compen-      Earn-             Stock            Adjust-               hensive
                      Shares     at $.01  Capital    sation       ings       Shares     Amount       ment        Total     Income
                    ----------  --------- ---------  --------    ---------  --------- ---------     --------  ----------   --------

Balance at
  June 30, 2004     37,064,648   $371      $ 394,740 $ (2,809)   $ 106,097  671,556    $ (9,285)   $   7,651  $ 496,765

Exercise of
  stock
  options              141,400      1          2,004                                                              2,005

Non-cash
  compensation
  charge                                          23      468                                                       491

Comprehensive
  income:
  Net income for
  the period                                                        16,860                                       16,860  $ 16,860


  Translation
    adjustments                                                                                        7,457      7,457     7,457
                                                                                                                         ---------
Total compre-
  hensive
  income                                                                                                                 $ 24,317
                    ---------------------------------------------------------------------------------------------------- =========
Balance at
  December 31,
  2004              37,206,048   $372     $  396,767 $ (2,341)   $ 122,957  671,556    $ (9,285)    $ 15,108  $ 523,578
                    ====================================================================================================



See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                                     Six Months Ended
                                                                                       December 31,
                                                                         ------------------------------------------
                                                                               2004                    2003
                                                                         ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                    (Unaudited)

Net income                                                                    $  16,860                $  16,914
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                                  6,817                  5,331
     Provision for doubtful accounts                                                   22                  (115)

   Increase (decrease) in cash attributable to changes in
        operating assets and liabilities, net of amounts
        applicable to acquired businesses:
          Accounts receivable                                                      (4,570)               (12,641)
          Inventories                                                              (1,215)                (7,126)
          Other current assets                                                     (4,563)                (1,364)
          Other assets                                                             (1,234)                 1,868
          Accounts payable and accrued expenses                                    (7,469)                 1,837
          Income taxes, net                                                         3,455                  7,912
                                                                         ------------------     -------------------

          Net cash provided by operating activities                                 8,103                 12,616
                                                                         ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                (5,340)                (2,293)
Acquisitions of businesses, net of cash acquired                                   (5,418)                      -
                                                                         ------------------     -------------------
          Net cash used in investing activities                                   (10,758)                (2,293)
                                                                         ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank revolving
  credit facility, net                                                             (8,500)                (1,650)
Payments on economic development revenue bonds                                     (3,550)                  (258)
Purchase of treasury stock                                                               -                  (279)
Proceeds from exercise of warrants and options, net of
  related expenses                                                                  2,005                  9,788
Repayments of other long-term debt, net                                              (871)                (2,352)
                                                                         ------------------     -------------------

          Net cash (used in) provided by financing activities                     (10,916)                 5,249
                                                                         ------------------     -------------------

Effect of exchange rate changes on cash                                            (1,614)                (2,785)
                                                                         ------------------     -------------------
Net (decrease) increase in cash and cash equivalents                              (15,185)                12,787
Cash and cash equivalents at beginning of period                                   27,489                 10,984
                                                                         ------------------     -------------------

Cash and cash equivalents at end of period                                     $ 12,304                $  23,771
                                                                         ==================     ===================



See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

     The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural and organic personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Organic(R), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our natural and organic personal care product line is marketed under the JASON(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands.

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

2. BASIS OF PRESENTATION

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. Please refer to the footnotes to our consolidated financial statements as of June 30, 2004 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued


     The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:



                                                     Three Months Ended                 Six Months Ended
                                                         December 31,                      December 31,
                                               --------------------------------- ----------------------------------
                                                    2004             2003             2004              2003
                                               --------------- ----------------- ---------------- -----------------
Numerator:
Net income                                           $ 10,678           $10,372         $ 16,860           $16,914
                                               =============== ================= ================ =================
Denominator (in thousands):
Denominator for basic earnings per
 share - weighted average shares
 outstanding during the period                         36,390            34,913           36,332            34,567
                                               --------------- ----------------- ---------------- -----------------

Effect of dilutive securities:
 Stock options                                            817             1,072              696             1,018
 Warrants                                                   -               150                3               160
                                               --------------- ----------------- ---------------- -----------------
                                                          817             1,222              699             1,178
                                               --------------- ----------------- ---------------- -----------------
Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversions                        37,207            36,135           37,031            35,745
                                               =============== ================= ================ =================
Basic net income per share                          $    0.29            $ 0.30         $   0.46            $ 0.49
                                               =============== ================= ================ =================
Diluted net income per share                        $    0.29            $ 0.29         $   0.46            $ 0.47
                                               =============== ================= ================ =================



4. INVENTORIES

     Inventories consisted of the following:

                                     December 31,                June 30,
                                         2004                      2004
                                    ------------------- --------------------
       Finished goods                    $56,146                   $56,132
       Raw materials,
         work-in-progress
         and packaging                    32,115                    30,741
                                    ------------------- --------------------
                                         $88,261                   $86,873
                                    =================== ====================

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:


                                              December 31,           June 30,
                                                  2004                 2004
                                            -------------------- ---------------
       Land                                       $  8,212          $    8,113
       Buildings and improvements                   30,819              29,867
       Machinery and equipment                      85,581              79,275
       Furniture and fixtures                        2,607               2,527
       Leasehold improvements                        3,872               3,478
       Construction in progress                      5,442               4,541
                                            -------------------- ---------------
                                                   136,533             127,801
       Less: Accumulated depreciation
               and amortization                     47,147              40,799
                                            -------------------- ---------------
                                                  $ 89,386            $ 87,002
                                            ==================== ===============

6. ACQUISITIONS

     On June 3, 2004, we acquired 100% of the stock of privately-held Jason Natural Products, Inc., a California-based manufacturer and marketer of natural and organic personal care products. In recent years, Jason Natural Products has expanded its lines of natural and organic personal care products by integrating a series of brands including Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) into its portfolio. The purchase price consisted of approximately $23.9 million in cash, plus the assumption of certain liabilities. At December 31, 2004, goodwill (not deductible for tax purposes) from this transaction was estimated to be $24.7 million.

     On May 27, 2004, we acquired substantially all of the assets and assumed certain liabilities of the Rosetto(R) and Ethnic Gourmet(R) businesses of H.J. Heinz Company, LP, which owned approximately 16.7% of our common stock at the time of the transaction. These businesses produce and market frozen pasta and natural ethnic frozen meals, respectively. The purchase price consisted of approximately $22.8 million in cash, plus the assumption of certain liabilities. At December 31, 2004, goodwill (deductible for tax purposes) from this transaction was estimated to be $8.4 million.

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Jason Natural Products, Rosetto, and Ethnic Gourmet at the dates of the acquisitions:

               Current assets                       $ 12,369
               Property and equipment                 12,871
               Other assets                              102
                                                   ---------
               Total assets                           25,342
               Liabilities assumed                     4,364
                                                   ---------
               Net assets acquired                  $ 20,978
                                                   =========

     The balance sheet at December 31, 2004, includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We are in the process of performing the procedures required to finalize the purchase price allocation for the above fiscal 2004 acquisitions; however, these procedures are in the early stages and are expected to be completed during the later half of fiscal 2005.

     The results of operations for the three months and six months ended December 31, 2004 include the results of the above described acquisitions for the complete period. The following table presents information about sales and net income had the operations of the acquired businesses been combined with our business as of the first day of the periods shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

                              Three Months Ended        Six Months Ended
                              December 31, 2003         December 31, 2003
                            ------------------------ ------------------------
Net sales                         $ 156,778                 $ 296,842
                            ======================== ========================
Net income                       $   10,940                $   16,861
                            ======================== ========================

Earnings per share:
  Basic                         $      0.31               $      0.49
                            ======================== ========================
  Diluted                       $      0.30               $      0.47
                            ======================== ========================

Weighted average shares:
  Basic                              34,913                    34,567
                            ======================== ========================
  Diluted                            36,135                    35,745
                            ======================== ========================


     In management's opinion, the unaudited pro forma results of operations is not indicative of the actual results that would have occurred had the JASON(R), Rosetto(R) and Ethnic Gourmet(R) acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

     On February 25, 2004, our subsidiary in Belgium acquired Natumi, AG, a German producer of non-dairy beverages and desserts marketed principally in retail channels in Europe. The purchase price consisted of approximately $1.75 million in cash as well as the assumption of certain liabilities. The purchase price excludes the amount of contingency payments we are obligated to pay the former owner of Natumi. The contingency payments are based on the achievement by Natumi of certain financial targets over an approximate 3.5 year period following the date of acquisition. Such payments, which could total approximately 9.0 million euros, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The net assets acquired, as well as the sales and operations of Natumi, are not material to the Company's consolidated financial position or results of operations and, therefore, have not been included in the detailed information about our acquisitions.


7. CREDIT FACILITY

     On April 22, 2004, we entered into a new $300 million credit facility (the "Credit Facility") with a bank group led by our existing bank agents for a five-year term expiring in April 2009. The Credit Facility provides for an uncommitted $50 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus and applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2004, $90.7 million was borrowed under the Credit Facility at an interest rate of 3.7%. On February 7, 2005, the outstanding borrowings under the Credit Facility were reduced to $82.7 million by an $8 million repayment.

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

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting For Stock-Based Compensation," net earnings and earnings per share for the three months and six months ended December 31, 2004 and 2003 would have been the pro forma amounts that follow:


                                                Three Months Ended                  Six Months Ended
                                                   December 31,                       December 31,
                                          -------------------------------    --------------------------------
                                              2004              2003             2004              2003
                                          --------------    -------------    -------------    ---------------

Net income, as reported                        $ 10,678         $ 10,372         $ 16,860           $ 16,914
Non-cash compensation charge, net of
related tax effects                                 150                7              300                 14

Stock-based employee compensation
expense determined under fair value
method, net of related tax effects              (1,393)             (716)          (4,855)            (1,937)
                                          --------------    -------------    -------------    ---------------

Pro forma net income                          $   9,435         $  9,663         $ 12,305           $ 14,991
                                          ==============    =============    =============    ===============

Basic net income per share:
    As reported                               $    0.29        $    0.30        $    0.46           $   0.49
                                          ==============    =============    =============    ===============
    Pro forma                                 $    0.26        $    0.28        $    0.34           $   0.43
                                          ==============    =============    =============    ===============

Diluted net income per share:
    As reported                               $    0.29        $    0.29        $    0.46           $   0.47
                                          ==============    =============    =============    ===============
    Pro forma                                 $    0.25        $    0.27        $    0.33           $   0.42
                                          ==============    =============    =============    ===============



     On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural and organic personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Organic(R), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Kineret(R) kosher foods, Boston Better Snacks(R), and Alba Foods(R). Our natural and organic personal care product line is marketed under the JASON(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands. Our website can be found at www.hain-celestial.com.

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

     Our overall mission is to be a leading marketer and seller of natural, organic, beverage, snack and specialty food and personal care products by integrating all of our brands under one management team and employing a uniform marketing, sales and distribution program. Our business strategy is to capitalize on the brand equity and the distribution previously achieved by each of our acquired product lines and to enhance revenues by strategic introductions of new product lines that complement existing products.

Results of Operations

Three months ended December 31, 2004

     Net sales for the three months ended December 31, 2004 were $169.8 million, an increase of $27.0 million or 18.9% over net sales of $142.8 million for the three months ended December 31, 2003. The increase came from increases in sales across our Company, including an 8.3% increase in our Celestial Seasonings tea brand and an increase of 17.8% in our Canadian business. Sales of our low-carbohydrate products declined parallel with trends in the consumer markets; however, these sales were replaced by strong sales gains in our DeBoles pasta and our Arrowhead Mills brands. During the December 31, 2004 quarter, we benefited by approximately 2% from the phasing in of price increases we began to implement in July 2004. Sales also benefited from sales generated by businesses acquired that we did not own during the comparable quarter of the prior year.

     Gross profit for the three months ended December 31, 2004 was 31.4% of net sales as compared to 33.0% of net sales for the three months ended December 31, 2003. The decline in gross profit percentage was principally the result of a change in the mix of products sold. This change in mix comes from acquired businesses increasing our consolidated sales and thereby reducing the proportionate contribution of our higher margin tea products. We also continued to incur higher costs of ingredients, increased transportation costs which began in the third quarter of fiscal 2004 resulting from higher fuel costs, the cost effects of new regulations on the U.S. trucking industry, and an increase in the percentage of our shipments that are delivered by us. These higher costs increased the costs of our products by approximately 2.2%, which amount offset the benefit of our price increase.

     Selling, general and administrative expenses increased by $5.2 million to $35.2 million for the three months ended December 31, 2004 as compared to $30.0 million for the three months ended December 31, 2003. Such expenses amounted to 20.7% of net sales for the three months ended December 31, 2004 compared with 21.0% in the December 31, 2003 quarter. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired in 2004, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business. General and administrative expenses for the three months ended December 31, 2004 includes approximately $1.2 million for the cost of terminated employees, for non-cash compensation charges, and for Sarbanes-Oxley compliance costs.

     Operating income was $18.1 million for the three months ended December 31, 2004 compared to $17.1 million for the three months ended December 31, 2003. Operating income as a percentage of net sales was 10.6% in the December 31, 2004 quarter, compared with 11.9% in the December 31, 2003 quarter. The dollar increase resulted principally from higher sales, while the percentage decrease resulted principally from lower gross profit as a percentage of sales.

     Interest and other expenses, net amounted to $.6 million for the three months ended December 31, 2004 compared to $.4 million for the three months ended December 31, 2003. Our interest expense was $.4 million higher this quarter as compared to the prior year quarter, principally as a result of the higher average borrowings we carry this year after our recent acquisitions. We had $.6 million in net currency exchange gains this quarter as compared to $.4 million in the prior year quarter, which partially offset the additional interest costs.

     Income before income taxes for the three months ended December 31, 2004 amounted to $17.5 million compared to $16.7 million in the comparable period of the prior year. This increase was attributable to the increase in operating income.

     Our effective income tax rate approximated 39% of pre-tax income for the three months ended December 31, 2004 compared to 38% for the three months ended December 31, 2003. We expect our effective tax rate to approximate 39% during the remainder of fiscal 2005.

     Net income for the three months ended December 31, 2004 was $10.7 million compared to $10.4 million for the three months ended December 31, 2003. The increase of $.3 million in earnings was primarily attributable to the aforementioned increase in income before income taxes offset by the increase in our effective tax rate.

Six Months Ended December 31, 2004

     Net sales for the six months ended December 31, 2004 were $307.4 million, an increase of $37.6 million or 13.9% over net sales of $269.8 million for the six months ended December 31, 2003. The increase came from volume increases and from the phasing in of price increases and from sales generated by businesses acquired in 2004. During the second quarter ended December 31, 2004, sales of our low-carbohydrate products declined parallel with trends in the consumer markets; however, these sales were replaced by strong sales gains in our DeBoles pasta and our Arrowhead Mills brands. During the first quarter ended September 30, 2004, sales were negatively impacted by reductions in inventories estimated at $12.0 million at two major distributors.

     Gross profit for the six months ended December 31, 2004 was 30.0% of net sales as compared to 31.2% of net sales for the six months ended December 31, 2003. The decline in gross profit percentage was the result of a change in the mix of products sold whereby our higher margin tea sales became a lower proportion of our consolidated sales; increases in transportation costs which began in the third quarter of fiscal 2004 resulting from higher fuel costs; the cost effects of new regulations on the U.S. trucking industry; and an increase in the percentage of our shipments that are delivered by us. Also, we incurred higher cost of ingredients and higher personnel and benefits costs this period as compared to the prior year period. These higher costs were offset in part by the effect of the price increase that we phased in beginning July 1, 2004.

     Selling, general and administrative expenses increased by $7.5 million to $63.4 million for the six months ended December 31, 2004 as compared to $55.9 million for the six months ended December 31, 2003. Such expenses amounted to 20.6% of net sales for the six months ended December 31, 2004 compared with 20.7% for the six months ended December 31, 2003. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired in 2004, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business. General and administrative expenses for the six months ended December 31, 2004 includes approximately $1.8 million for the cost of terminated employees, for non-cash compensation charges and for Sarbanes-Oxley compliance costs.

     Operating income was $28.8 million for the six months ended December 31, 2004 compared to $28.4 million for the six months ended December 31, 2003. Operating income as a percentage of net sales was 9.4% for the current year period, compared with 10.5% for the prior year period. The dollar increase resulted principally from higher sales, while the percentage decrease resulted principally from lower gross profit as a percentage of sales.

     Interest and other expenses, net amounted to $1.2 million for the six months ended December 31, 2004 compared to $1.1 million for the six months ended December 31, 2003. Our interest expense was $.7 million higher the current year period as compared to the prior year period, principally as a result of the higher average borrowings we carry this year after our recent acquisitions. We had $.8 million in net currency exchange gains in the current year period as compared to $.3 million in net currency exchange losses in the prior year period, which partially offset the additional interest costs.

     Income before income taxes for the six months ended December 31, 2004 amounted to $27.6 million compared to $27.3 million in the comparable period of the prior year. This increase was attributable to the increase in operating income.

     Our effective income tax rate approximated 39% of pre-tax income for the six months ended December 31, 2004 compared to 38% for the six months ended December 31, 2003. We expect our effective tax rate to approximate 39% during the remainder of fiscal 2005.

     Net income for the six months ended December 31, 2004 and 2003 was $16.9 million. Although overall dollars were flat period over period, the percentage decrease from 6.3% for the prior year period to 5.5% for the current year period was primarily attributable to the aforementioned decrease in income before income taxes as a percentage of sales offset by the increase in our effective tax rate as a percentage of sales.

Liquidity and Capital Resources

     We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

     We have available to us a $300 million Credit Facility through April 22, 2009. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of December 31, 2004, we had $90.7 million outstanding under the Credit Facility. On February 7, 2005, the outstanding borrowings under the Credit Facility were reduced to $82.7 million by an $8 million repayment.

     This access to capital provides us with flexible working capital in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

     Net cash provided by operations was $8.1 million and $12.6 million for the six months ended December 31, 2004 and 2003, respectively. Our working capital and current ratio was $130.9 million and 3.0 to 1, respectively, at December 31, 2004 compared with $129.9 million and 2.9 to 1 respectively, at June 30, 2004. The increase in working capital resulted principally from a decrease in our current liabilities offset by a decrease in current assets. The decrease in current assets was driven by a decrease in cash which was used to reduce both current liabilities and debt during the six months ended December 31, 2004.

     Net cash (used in) provided by financing activities was $(10.9) million and $5.2 million for the six months ended December 31, 2004 and 2003, respectively. The change was due principally to our pay down of approximately $12.9 million of debt offset by proceeds from the exercise of warrants and options of approximately $2.0 million during the first six months of fiscal 2005, as compared to our pay down of approximately $4.3 million offset by proceeds from the exercise of warrants and options of approximately $9.8 million during the first six months of fiscal 2004.

     We believe that cash on hand of $12.3 million at December 31, 2004, projected remaining fiscal 2005 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $6 million, and scheduled debt and lease payments of approximately $8.6 million for the remainder of fiscal 2005. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 2% interest.

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

     Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have generally been within our expectations. Our chargebacks receivable balance approximated $6 million at December 31, 2004 and June 30, 2004.

     There can be no assurance that we would have the same experience with our receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change in the way we market and sell our products.

Inventory

     Our inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method. We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving or obsolete raw ingredients and packaging.

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

Revenue Recognition and Sales Incentives

     Sales are recognized when the earnings process is complete, which occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable. Sales are reported net of sales incentives, which include trade discounts and promotions and certain coupon costs. Shipping and handling costs billed to customers are included in reported sales. Allowances for cash discounts are recorded in the period in which the related sale is recognized.

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

Note Regarding Forward Looking Information

     Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934 and Sections 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; our ability to obtain financing for general corporate purposes; competition; availability of key personnel; changes in, or the failure to comply with government regulations; and other risks detailed from time-to-time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the fiscal year ended June 30, 2004. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

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

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 2, 2004. The Company submitted the following matters to a vote of security holders:

     1. To elect a board of directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; and
     2. To amend our 2002 Long Term Incentive and Stock Award Plan to increase the number of shares issuable over the term of the plan by 1,800,000 shares to 4,900,000 shares in the aggregate; and
     3. To ratify the appointment of Ernst & Young LLP as our registered independent accountants for fiscal 2005.

The stockholders elected the persons named below, the Company's nominees for directors, as directors for the Company, casting votes as shown below:


------------------------------------------------------ ------------------
         ELECTION OF DIRECTORS           FOR               WITHHELD
------------------------------------------------------ ------------------
Irwin D. Simon                             32,024,449          2,541,537
------------------------------------------------------ ------------------
Beth L. Bronner                            31,157,998          3,407,988
------------------------------------------------------ ------------------
Jack Futterman                             32,067,389          2,498,597
------------------------------------------------------ ------------------
Daniel R. Glickman                         32,358,627          2,207,359
------------------------------------------------------ ------------------
Barry J. Alperin                           32,289,772          2,276,214
------------------------------------------------------ ------------------
Marina Hahn                                31,693,382          2,872,604
------------------------------------------------------ ------------------
Mitchell A. Ring                           32,095,716          2,470,270
------------------------------------------------------ ------------------
Andrew R. Heyer                            31,410,959          3,155,027
------------------------------------------------------ ------------------
Lewis D. Schiliro                          32,261,889          2,304,097
------------------------------------------------------ ------------------
D. Edward I. Smyth                         32,120,481          2,445,505
------------------------------------------------------ ------------------
Roger Meltzer                              31,751,225          2,814,761
------------------------------------------------------ ------------------
Larry S. Zilavy                            32,292,297          2,273,689
------------------------------------------------------ ------------------


The stockholders did not approve the proposal to amend our 2002 Long Term Incentive and Stock Award Plan casting 13,635,165 votes in favor, 16,094,136 votes against, 118,365 abstaining and 4,718,320 not voted.

The stockholders ratified the appointment of Ernst & Young LLP, casting 34,263,151 votes in favor, 266,536 votes against, and 36,299 abstaining.

ITEM 6. EXHIBITS


EXHIBTS

Exhibit Number        Description
--------------        -----------

10.1 Form of Indemnification Agreement.

10.2 Form of Change in Control Agreement.

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




                                            THE HAIN CELESTIAL GROUP, INC.



Date:    February 9, 2005                   /s/ Irwin D. Simon
                                            --------------------------------
                                                Irwin D. Simon,
                                                Chairman, President and Chief
                                                Executive Officer







Date:    February 9, 2005                   /s/ Ira J. Lamel
                                            --------------------------------
                                                Ira J. Lamel,
                                                Executive Vice President and
                                                Chief Financial Officer