Form 10-Q
period 2005-03-31
HAIN CELESTIAL GROUP INC
filed 2005-05-10
CIK 910406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

                         Commission file number: 0-22818

                         THE HAIN CELESTIAL GROUP, INC.

             (Exact name of registrant as specified in its charter)


              Delaware                                        22-3240619
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

           58 South Service Road, Melville, New York         11747
           ---------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:      (631) 730-2200
                                                       -------------------

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

                 Yes     X                       No ____


As of May 4, 2005, there were 36,649,042 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


Part I   Financial Information

Item 1.  Financial Statements

             Consolidated Balance Sheets - March 31, 2005
             (unaudited) and June 30, 2004                                   2

             Consolidated Statements of Income - Three months and nine
             months ended March 31, 2005
             and 2004 (unaudited)                                            3

             Consolidated Statement of Stockholders' Equity -
             Nine months ended March 31, 2005 (unaudited)                    4

             Consolidated Statements of Cash Flows -
             Nine months ended March 31, 2005 and 2004 (unaudited)           5

             Notes to Consolidated Financial Statements                   6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         16

Item 4.  Controls and Procedures                                            16

Part II  Other Information

             Items 1 and 3 through 5 are not applicable

             Item 2 - Unregistered Sales of Equity Securities
                      and Use of Proceeds.                                  16

             Item 6 - Exhibits                                              17

             Signatures                                                     18


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
                                                                                       March 31,               June 30,
                                                                                          2005                    2004
                                                                                  ---------------------   --------------------
                                        ASSETS                                        (Unaudited)                  (Note)
 Current assets:
  Cash and cash equivalents                                                            $    17,117              $   27,489
  Accounts receivable, less allowance for doubtful
    accounts of $2,016 and $2,185                                                           72,982                  69,392
  Inventories                                                                               83,928                  86,873
  Deferred income taxes                                                                      3,111                   3,111
  Other current assets                                                                      19,163                  11,449
                                                                                  ---------------------   --------------------
    Total current assets                                                                   196,301                 198,314

 Property, plant and equipment, net of accumulated
   depreciation and amortization of $47,842 and $40,799                                     87,407                  87,002
 Goodwill                                                                                  345,220                 333,218
 Trademarks and other intangible assets, net of
   accumulated amortization of $8,925 and $8,349                                            55,567                  55,793
 Other assets                                                                               12,253                   9,904
                                                                                  ---------------------   --------------------
   Total assets                                                                         $ 696,748                $ 684,231
                                                                                  =====================   ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued expenses                                                 $   61,445               $  59,031
  Current portion of long-term debt                                                          3,152                   6,845
  Income taxes payable                                                                       3,071                   2,489
                                                                                  ---------------------   --------------------
   Total current liabilities                                                                67,668                  68,365

 Long-term debt, less current portion                                                       85,533                 104,294
 Deferred income taxes                                                                      13,542                  14,807
                                                                                  ---------------------   --------------------
   Total liabilities                                                                       166,743                 187,466

 Stockholders' equity:
  Preferred stock - $.01 par value, authorized 5,000,000
   shares, no shares issued                                                                      -                       -
  Common stock - $.01 par value, authorized 100,000,000
   shares, issued 37,410,598 and 37,064,648 shares                                             374                     371
  Additional paid-in capital                                                               399,066                 394,740
  Deferred compensation                                                                     (2,106)                 (2,809)
  Retained earnings                                                                        130,655                 106,097
  Foreign currency translation adjustment                                                   12,991                   7,651
                                                                                  ---------------------   --------------------
                                                                                           540,980                 506,050
 Less: 761,556 and 671,556 shares of treasury stock, at cost                               (10,975)                 (9,285)
                                                                                  ---------------------   --------------------
   Total stockholders' equity                                                              530,005                 496,765
                                                                                  ---------------------   --------------------

   Total liabilities and stockholders' equity                                           $ 696,748                $ 684,231
                                                                                  =====================   ====================


Note: The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                   Three Months Ended                        Nine Months Ended
                                                        March 31,                                  March 31,
                                          ---------------------------------------    ---------------------------------------
                                                2005                 2004                  2005                 2004
                                          -----------------    ------------------    -----------------    ------------------
                                                       (Unaudited) (Unaudited)

Net sales                                        $ 161,261             $ 136,862           $  468,618            $  406,707
Cost of sales                                      115,793                98,316              330,944               283,900
                                          -----------------    ------------------    -----------------    ------------------
   Gross profit                                     45,468                38,546              137,674               122,807

Selling, general and
 administrative expenses                            33,740                29,527               97,098                85,393
                                          -----------------    ------------------    -----------------    ------------------

   Operating income                                 11,728                 9,019               40,576                37,414

Interest expense and other
 expenses, net                                       1,182                   932                2,390                 2,073
                                          -----------------    ------------------    -----------------    ------------------
Income before income taxes                          10,546                 8,087               38,186                35,341
Provision for income taxes                           2,848                 3,073               13,628                13,413
                                          -----------------    ------------------    -----------------    ------------------
   Net income                                    $   7,698            $    5,014           $   24,558            $   21,928
                                          =================    ==================    =================    ==================

Net income per share:
   Basic                                         $    0.21            $     0.14           $     0.68            $     0.63
                                          =================    ==================    =================    ==================
   Diluted                                       $    0.21            $     0.14           $     0.66            $     0.61
                                          =================    ==================    =================    ==================

Weighted average common shares outstanding:
   Basic                                            36,440                35,694               36,368                34,943
                                          =================    ==================    =================    ==================
   Diluted                                          37,308                36,804               37,124                36,098
                                          =================    ==================    =================    ==================




See notes to consolidated financial statements.


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2005 (In thousands, except per share and share amounts)

                                                                                                    Foreign
                                                            Un-                                     Currency
                                                         amortized                                  Trans-
                         Common Stock       Additional      Non-                    Treasury        lation                Compre-
                                    Amount    Paid-in    Cash Com-   Retained        Stock          Adjust-               hensive
                       Shares       at $.01   Capital    pensation   Earnings    Shares   Amount    ment       Total      Income
                    -------------------------------------------------------------------------------------------------------------

Balance at
  June 30, 2004      37,064,648  $  371     $  394,740   $ (2,809)   $ 106,097  671,556   $ (9,285) $  7,651   $ 496,765

Exercise of
  stock options         345,950       3          4,291                                                             4,294

Purchase of
  Treasury Shares                                                                90,000     (1,690)               (1,690)

Non-cash
  compensation
  charge                                            35        703                                                    738

Comprehensive
  income:
    Net income
    for the period                                                      24,558                                    24,558  24,558

  Translation
    adjustments                                                                                        5,340       5,340   5,340
                                                                                                                          -------


Total comprehen-
  sive income                                                                                                            $29,898
                    ----------------------------------------------------------------------------------------------------=========
Balance at
  March 31, 2005    37,410,598   $  374     $  399,066   $ (2,106)   $ 130,655  761,556  $ (10,975) $ 12,991   $ 530,005


See notes to consolidated financial statements.




THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                                             Nine Months Ended
                                                                                 March 31,
                                                                 ------------------------------------------
                                                                       2005                    2004
                                                                 ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                            (Unaudited)

Net income                                                             $   24,558               $ 21,928
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                         10,176                  7,900
     Provision for doubtful accounts                                           (8)                    57


   Increase (decrease) in cash attributable to changes in
        operating assets and liabilities, net of amounts
        applicable to acquired businesses:
          Accounts receivable                                              (2,364)                (7,999)
          Inventories                                                       2,734                 (8,405)
          Other current assets                                             (7,149)                (2,589)
          Other assets                                                     (2,604)                 1,828
          Accounts payable and accrued expenses                               150                 (6,577)
          Income taxes, net                                                  (864)                10,205
                                                                 ------------------     -------------------

          Net cash provided by operating activities                        24,629                 16,348
                                                                 ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                        (7,026)                (6,145)
Acquisitions of businesses, net of cash acquired                           (6,478)                (4,480)
                                                                 ------------------     -------------------
          Net cash used in investing activities                           (13,504)               (10,625)
                                                                 ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank revolving
  credit facility, net                                                    (16,500)                (7,650)
Payments on economic development revenue bonds                             (3,550)                  (408)
Purchase of treasury stock                                                 (1,690)                  (279)
Costs in connecting with bank financing                                       (34)                   (25)
Proceeds from exercise of warrants and options, net of
  related expenses                                                          4,294                 17,606
Repayments of other long-term debt, net                                    (1,559)                (2,891)
                                                                 ------------------     -------------------

          Net cash (used in) provided by financing activities             (19,039)                 6,353
                                                                 ------------------     -------------------

Effect of exchange rate changes on cash                                    (2,458)                (1,959)
                                                                 ------------------     -------------------
Net (decrease) increase in cash and cash equivalents                      (10,372)                10,117
Cash and cash equivalents at beginning of period                           27,489                 10,984
                                                                 ------------------     -------------------

Cash and cash equivalents at end of period                              $  17,117               $ 21,101
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

2.   BASIS OF PRESENTATION

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation for interim periods. Operating results for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. Please refer to the footnotes to our consolidated financial statements as of June 30, 2004 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued


     The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:



                                                     Three Months Ended                Nine Months Ended
                                                          March 31,                          March 31,
                                               --------------------------------------------------------------------
                                                    2005             2004             2005              2004
                                               --------------- ----------------- ---------------- -----------------
Numerator:
Net income                                           $  7,698          $  5,014        $  24,558         $  21,928
                                               =============== ================= ================ =================
Denominator (in thousands):
Denominator for basic earnings per
 share - weighted average shares
 outstanding during the period                         36,440            35,694           36,368            34,943
                                               --------------- ----------------- ---------------- -----------------

Effect of dilutive securities:
 Stock options                                            868             1,059              754             1,031
 Warrants                                                   -                51                2               124
                                               --------------- ----------------- ---------------- -----------------
                                                          868             1,110              756             1,155
                                               --------------- ----------------- ---------------- -----------------
Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversions                        37,308            36,804           37,124            36,098
                                               =============== ================= ================ =================
Basic net income per share                         $     0.21        $     0.14       $     0.68        $     0.63
                                               =============== ================= ================ =================
Diluted net income per share                       $     0.21        $     0.14       $     0.66        $     0.61
                                               =============== ================= ================ =================



4.   INVENTORIES

     Inventories consisted of the following:

                                             March 31,            June 30,
                                               2005                 2004
                                         -------------------- -----------------
       Finished goods                          $53,121              $56,132
       Raw materials, work-in-progress
         and packaging                          30,807               30,741
                                         -------------------- -----------------
                                             $  83,928              $86,873
                                         ==================== =================

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                March 31,         June 30,
                                                  2005              2004
                                           -------------------------------------
       Land                                       $  8,181         $  8,113
       Buildings and improvements                   30,665           29,867
       Machinery and equipment                      83,551           79,275
       Furniture and fixtures                        2,600            2,527
       Leasehold improvements                        3,876            3,478
       Construction in progress                      6,376            4,541
                                           -------------------------------------
                                                   135,249          127,801
       Less: Accumulated depreciation
               and amortization                     47,842           40,799
                                           -------------------------------------
                                                  $ 87,407         $ 87,002
                                           =====================================

6.   ACQUISITIONS

     On June 3, 2004, we acquired 100% of the stock of privately-held Jason Natural Products, Inc., a California-based manufacturer and marketer of natural and organic personal care products. In recent years, Jason Natural Products has expanded its lines of natural and organic personal care products by integrating a series of brands including Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) into its portfolio. The purchase price consisted of approximately $23.9 million in cash, plus the assumption of certain liabilities. At March 31, 2005, goodwill (not deductible for tax purposes) from this transaction was estimated to be $24.7 million.

     On May 27, 2004, we acquired substantially all of the assets and assumed certain liabilities of the Rosetto(R) and Ethnic Gourmet(R) businesses of H.J. Heinz Company, LP, which owned approximately 16.7% of our common stock at the time of the transaction. These businesses produce and market frozen pasta and natural ethnic frozen meals, respectively. The purchase price consisted of approximately $22.8 million in cash, plus the assumption of certain liabilities. At March 31, 2005, goodwill (deductible for tax purposes) from this transaction was estimated to be $8.4 million.

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
                                    =========


     The balance sheet at March 31, 2005, includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We are in the process of performing the procedures required to finalize the purchase price allocation for the above fiscal 2004 acquisitions. We expect these procedures to be completed by the end of fiscal 2005.

     The results of operations for the three months and nine months ended March 31, 2005 include the results of the above described acquisitions for the complete period. The following table presents information about sales and net income had the operations of the acquired businesses been combined with our business as of the first day of the periods shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

                           Three Months Ended        Nine Months Ended
                             March 31, 2004           March 31, 2004
                          ----------------------- ------------------------
Net sales                      $ 152,676                 $ 449,518
                          ================================================
Net income                   $     5,525                $   22,386
                          ================================================

Earnings per share:
  Basic                      $      0.15               $      0.64
                          ================================================
  Diluted                    $      0.15               $      0.62
                          ================================================

Weighted average shares:
  Basic                           35,694                    34,943
                          ================================================
  Diluted                         36,804                    36,098
                          ================================================


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


7.   CREDIT FACILITY

     On April 22, 2004, we entered into a new $300 million credit facility (the "Credit Facility") with a bank group led by our existing bank agents for a five-year term expiring in April 2009. The Credit Facility provides for an uncommitted $50 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus and applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2005, $82.7 million was borrowed under the Credit Facility at an interest rate of 4.2%. On April 4, 2005, we borrowed an additional $11.0 million in conjunction with our acquisition of Zia Cosmetics, Inc. On May 9, 2005, we made a repayment of $4.0 million bringing our borrowings under the Credit Facility to $89.7 million.

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

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting For Stock-Based Compensation," net earnings and earnings per share for the three months and nine months ended March 31, 2005 and 2004 would have been the pro forma amounts that follow:


                                                Three Months Ended                  Nine Months Ended
                                                    March 31,                           March 31,
                                          -------------------------------    --------------------------------
                                              2005              2004             2005              2004
                                          --------------    -------------    -------------    ---------------

Net income, as reported                         $ 7,698          $ 5,014         $ 24,558           $ 21,928
Non-cash compensation charge, net of
related tax effects                                 179               65              479                 79

Stock-based employee compensation
expense determined under fair value
method, net of related tax effects              (1,537)          (2,413)          (6,392)            (4,350)
                                          --------------    -------------    -------------    ---------------

Pro forma net income                            $ 6,340          $ 2,666         $ 18,645           $ 17,657
                                          ==============    =============    =============    ===============

Basic net income per share:
    As reported                                 $  0.21          $  0.14         $   0.68           $   0.63
                                                =======          =======         ========           ========
    Pro forma                                   $  0.17          $  0.07         $   0.51           $   0.51
                                                =======          =======         ========           ========



Diluted net income per share:
    As reported                                 $  0.21          $  0.14         $   0.66           $   0.61
                                                =======          =======         ========           ========
    Pro forma                                   $  0.17          $  0.07         $   0.50           $   0.49
                                                =======          =======         ========           ========




     On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will adopt SFAS No. 123(R) on July 1, 2005.

9.   SUBSEQUENT EVENTS

     On April 4, 2005, the Company acquired 100% of the stock of privately-held Zia Cosmetics, Inc., including the Zia Natural Skincare brand, a respected leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers. Zia Natural Skincare complements Hain Celestial's Jason(R) personal care line of pure natural and organic products acquired in June 2004 and expands the premium skin care offerings of the Company in the fast-growing natural health and personal care product category. The purchase price consisted of approximately $10.8 million in cash, plus the assumption of certain liabilities.

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

Results of Operations

Three months ended March 31, 2005

     Net sales for the three months ended March 31, 2005 were $161.3 million, an increase of $24.4 million or 17.8% over net sales of $136.9 million for the three months ended March 31, 2004. The increase came from increases in sales across our Company, including increases in sales of our branded products such as a 6% increase in our Celestial Seasonings tea brand, a 15% increase in our Terra Chips brand, a 23% increase in our Garden of Eatin' tortilla chips brand, and a 74% increase in our Earth's Best baby food brand including sales of its new Sesame Street products. We also saw an increase of 20% in our European business. Partially offsetting these increases were lower volumes from our low-carbohydrate products which declined parallel with trends in the consumer markets, and a decline in our business in Canada. During the March 31, 2005 quarter, sales benefited from sales generated by businesses acquired that we did not own during the comparable quarter of the prior year.

     Gross profit for the three months ended March 31, 2005 and for the three months ended March 31, 2004 was 28.2% of net sales. In the current quarter, gross profit was impacted by higher costs of ingredients, increased transportation costs resulting from higher fuel costs and the cost effects of regulations issued in 2004 on the U.S. trucking industry. In addition, the Company has incurred charges of approximately $1.2 million for its stock keeping unit rationalization program. These higher costs increased the costs of our products which were in part offset by the price increase we put in place at the beginning of the fiscal year.

     Selling, general and administrative expenses increased by $4.2 million to $33.7 million for the three months ended March 31, 2005 as compared to $29.5 million for the three months ended March 31, 2004. Such expenses amounted to 20.9% of net sales for the three months ended March 31, 2005 compared with 21.6% in the March 31, 2004 quarter. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired in 2004, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business.

General and administrative expenses for the three months ended March 31, 2005 includes approximately $0.4 million for the cost of terminated employees, for non-cash compensation charges and for Sarbanes-Oxley compliance costs.

     Operating income was $11.7 million for the three months ended March 31, 2005 compared to $9.0 million for the three months ended March 31, 2004. Operating income as a percentage of net sales was 7.3% in the March 31, 2005 quarter, compared with 6.6% in the March 31, 2004 quarter. The increase resulted principally from higher sales and selling, general, and administrative expenses being lower as a percentage of sales.

     Interest and other expenses, net amounted to $1.2 million for the three months ended March 31, 2005 compared to $.9 million for the three months ended March 31, 2004. Our interest expense was $0.6 million higher this quarter as compared to the prior year quarter, principally as a result of the higher average borrowings we carry this year after our recent acquisitions. We also had $.1 million in net currency exchange losses this quarter as compared to $0.4 million in the prior year quarter.

     Income before income taxes for the three months ended March 31, 2005 amounted to $10.5 million compared to $8.1 million in the comparable period of the prior year. This increase was attributable to the increase in operating income.

     Our effective income tax rate approximated 27% of pre-tax income for the three months ended March 31, 2005 compared to 38% for the three months ended March 31, 2004. This decrease was attributable to a $1.3 million reduction in tax liabilities resulting from the termination of certain outstanding tax matters and is equal to the amount charged against the Company's earnings when these arose in prior years. We expect our effective tax rate to approximate 37% during the remainder of fiscal 2005.

     Net income for the three months ended March 31, 2005 was $7.7 million compared to $5.0 million for the three months ended March 31, 2004. The increase of $2.7 million in earnings was primarily attributable to the aforementioned increase in income before income taxes as well as the decrease in our effective tax rate.

Nine Months Ended March 31, 2005

     Net sales for the nine months ended March 31, 2005 were $468.6 million, an increase of $61.9 million or 15.2% over net sales of $406.7 million for the nine months ended March 31, 2004. The increase came from volume increases and from the phasing in of price increases and from sales generated by businesses acquired in 2004. Sales were impacted by declines of our low-carbohydrate products which declined parallel with trends in the consumer markets; however, these sales were replaced by strong sales gains in our Earth's Best(R), Terra Chips(R), Garden of Eatin'(R) and Celestial Seasonings(R) brands.

     Gross profit for the nine months ended March 31, 2005 was 29.4% of net sales as compared to 30.2% of net sales for the nine months ended March 31, 2004. The decline in gross profit percentage was the result of a change in the mix of products sold whereby our higher margin tea sales became a lower proportion of our consolidated sales; increases in transportation costs resulting from higher fuel costs; the cost effects of new regulations on the U.S. trucking industry; and an increase in the percentage of our shipments that are delivered by us. Also, we incurred higher cost of ingredients and higher personnel and benefits costs this period as compared to the prior year period. These higher costs were offset in part by the effect of the price increase that we phased in beginning July 1, 2004.

     Selling, general and administrative expenses increased by $11.7 million to $97.1 million for the nine months ended March 31, 2005 as compared to $85.4 million for the nine months ended March 31, 2004. Such expenses amounted to 20.7% of net sales for the nine months ended March 31, 2005 compared with 21.0% for the nine months ended March 31, 2004. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired in 2004, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business. General and administrative expenses for the nine months ended March 31, 2005 includes approximately $2.2 million for the cost of terminated employees, for non-cash compensation charges and for Sarbanes-Oxley compliance costs.

     Operating income was $40.6 million for the nine months ended March 31, 2005 compared to $37.4 million for the nine months ended March 31, 2004. Operating income as a percentage of net sales was 8.7% for the current year period, compared with 9.2% for the prior year period.

The dollar increase resulted principally from higher sales, while the percentage decrease resulted principally from lower gross profit as a percentage of sales.

     Interest and other expenses, net amounted to $2.4 million for the nine months ended March 31, 2005 compared to $2.1 million for the nine months ended March 31, 2004. Our interest expense was $1.3 million higher the current year period as compared to the prior year period, principally as a result of the higher average borrowings we carry this year after our recent acquisitions. We had $.7 million in net currency exchange gains in the current year period as compared to less than $.1 million in net currency exchange losses in the prior year period, which partially offset the additional interest costs.

     Income before income taxes for the nine months ended March 31, 2005 amounted to $38.2 million compared to $35.3 million in the comparable period of the prior year. This increase was attributable to the increase in operating income.

     Our effective income tax rate approximated 35.7% of pre-tax income for the nine months ended March 31, 2005 compared to 38% for the nine months ended March 31, 2004. This decrease was attributable to a $1.3 million reduction in tax liabilities in the current quarter resulting from the termination of certain outstanding tax matters and is equal to the amount charged against the Company's earnings when these arose in prior years. We expect our effective tax rate to approximate 37% during the remainder of fiscal 2005.

     Net income for the nine months ended March 31, 2005 was $24.6 million compared to $21.9 million for the nine months ended March 31, 2004. The increase of $2.7 million in earnings was primarily attributable to the aforementioned increase in income before income taxes as well as the decrease in our effective tax rate.

Liquidity and Capital Resources

     We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

     We have available to us a $300 million Credit Facility through April 22, 2009. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of March 31, 2005, we had $82.7 million outstanding under the Credit Facility. On April 4, 2005, we borrowed an additional $11.0 million in conjunction with our acquisition of Zia Cosmetics, Inc. On May 9, 2005, we made a repayment of $4.0 million bringing our borrowings under the Credit Facility to $89.7 million.

     This access to capital provides us with flexible working capital in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

     Net cash provided by operations was $24.6 million and $16.3 million for the nine months ended March 31, 2005 and 2004, respectively. Our working capital and current ratio was $128.6 million and 2.9 to 1, respectively, at March 31, 2005 compared with $129.9 million and 2.9 to 1 respectively, at June 30, 2004. The decrease in our working capital resulted principally from the net effects of our earnings offset by a decrease in inventories and the use of cash in financing activities.

     Net cash (used in) provided by financing activities was $(19.0) million and $6.4 million for the nine months ended March 31, 2005 and 2004, respectively. The change was due principally to our pay down of approximately $21.6 million of debt and the purchase of treasury shares for $1.7 million, offset by proceeds from the exercise of warrants and options of approximately $4.3 million during the first nine months of fiscal 2005, as compared to our pay down of approximately $10.9 million of debt and the purchase of treasury shares of $.3 million, offset by proceeds from the exercise of warrants and options of approximately $17.6 million during the first nine months of fiscal 2004.

     We believe that cash on hand of $17.1 million at March 31, 2005, projected remaining fiscal 2005 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $4 million, and scheduled debt and lease payments of approximately $7.9 million for the remainder of fiscal 2005. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 2% interest.

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

     Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have generally been within our expectations. Our chargebacks receivable balance was approximately $5.5 million and $6.2 million at March 31, 2005 and June 30, 2004, respectively.

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

Part II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS




                      Issuer Purchases of Equity Securities

--------------------------- -------------------- ----------------------- ---------------------- ----------------------
                                                                            Total Number of
                                                                          Shares Purchased as     Maximum Number of
                                                                            Part of Publicly     Shares that May Yet
                              Total Number of       Average Price Paid    Announced Plans or      Be Purchased Under
          Period             Shares Purchased          per Share               Programs(a)      the Plans or Programs
--------------------------- -------------------- ----------------------- ---------------------- ----------------------
January 1-31, 2005                                                                                            635,361
--------------------------- -------------------- ----------------------- ---------------------- ----------------------
February 1-29, 2005                      80,000                 $ 18.82                 80,000                555,361
--------------------------- -------------------- ----------------------- ---------------------- ----------------------
March 1-31, 2005                         10,000                 $ 18.40                 10,000                545,361
--------------------------- -------------------- ----------------------- ---------------------- ----------------------
Total                                    90,000                 $ 18.77                 90,000                545,361
--------------------------- -------------------- ----------------------- ---------------------- ----------------------


(a) The Company's plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002.

(b) On April 18, 2005, the Company announced that the Board of Directors authorized the repurchase of up to one million shares of common stock. This authorization increases the remaining shares above from 545,361 by 454,639 shares to the one million shares.

ITEM 6.           EXHIBITS


EXHIBTS

Exhibit Number                      Description
--------------                      -----------

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




                                                  THE HAIN CELESTIAL GROUP, INC.



Date:    May 10, 2005                             /s/ Irwin D Simon
                                                  ------------------------------
                                                  Irwin D. Simon,
                                                  Chairman, President and Chief
                                                  Executive Officer







Date:    May 10, 2005                             /s/ Ira J. Lamel
                                                  ------------------------------
                                                  Ira J. Lamel,
                                                  Executive Vice President and
                                                  Chief Financial Officer

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


Date: May 10, 2005

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


Date: May 10, 2005

/s/ Ira J. Lamel
----------------------------
Ira J. Lamel
Executive Vice President and
Chief Financial Officer

EXHIBIT 32.1

                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the period ended
March 31, 2005 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Irwin D. Simon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 10, 2005


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

EXHIBIT 32.2

                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Ira J. Lamel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: May 10, 2005


/s/ Ira J. Lamel
------------------------------
Ira J. Lamel
Executive Vice President and
Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to The Hain Celestial Group, Inc. and will be retained by The Hain Celestial Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.