Form 10-K
period 2005-06-30
HAIN CELESTIAL GROUP INC
filed 2005-09-13
CIK 910406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                     For The Fiscal Year Ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant's stock, as quoted on the Nasdaq National Market on December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $621,035,069.

As of September 1, 2005, there were 36,680,242 shares outstanding of the registrant's Common Stock, par value $.01 per share.

                       Documents Incorporated by Reference

                                                        Part of the Form 10-K
               Document                                 into which Incorporated

The Hain Celestial Group, Inc. Definitive Proxy                  Part III
Statement for the Annual Meeting of Stockholders to be Held November 15, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I

Item 1.        Business......................................................1
               General.......................................................1
               Products......................................................2
               New Product Initiatives Through Research and Development......4
               Sales and Distribution........................................4
               Marketing.....................................................4
               Manufacturing Facilities......................................4
               Suppliers of Ingredients and Packaging........................5
               Co-Packed Product Base........................................5
               Trademarks....................................................6
               Competition...................................................6
               Government Regulation.........................................7
               Independent Certification.....................................7
               Available Information.........................................7
Item 2.        Properties....................................................8
Item 3.        Legal Proceedings.............................................9
Item 4.        Submission of Matters to a Vote of Security Holders...........9

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........9
Item 6.        Selected Financial Data......................................10
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................10
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk...25
Item 8.        Financial Statements and Supplementary Data..................26
Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure........................50
Item 9A.       Controls and Procedures......................................50
Item 9B.       Other Information............................................52


PART III

Item 10.       Directors and Executive Officers of the Registrant...........52
Item 11.       Executive Compensation.......................................52
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters.................52
Item 13.       Certain Relationships and Related Transactions...............52
Item 14.       Principal Accountant Fees and Services.......................52

PART IV

Item 15.       Exhibits and Financial Statement Schedules...................52
                        Signatures..........................................56

                                     PART I
                         THE HAIN CELESTIAL GROUP, INC.

Item 1. Business.

Unless otherwise indicated, references in this Annual Report to 2005, 2004, 2003 or "fiscal" 2005, 2004, 2003 or other years refer to our fiscal year ended June 30 of that year and references to 2006 or "fiscal" 2006 refer to our fiscal year ending June 30, 2006.

General

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Organic(R), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Boston Better Snacks(R), and Alba Foods(R). Our natural personal care products line is marketed under the JASON(R), Zia(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands.

Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market stores, drug stores, food service channels and club stores. During 2005, 2004 and 2003, approximately 47%, 39% and 42%, respectively, of our revenues were derived from products manufactured within our own facilities. The remaining 53%, 61% and 58% for 2005, 2004 and 2003, respectively, of our revenues were derived from products which are produced by independent food manufacturers ("co-packers") using proprietary specifications controlled by us.

Since our formation, we have completed a number of acquisitions of companies and brands. In the last three fiscal years, we have acquired the following companies and brands:

o On April 4, 2005, we acquired Zia Cosmetics, Inc., including the Zia(R) Natural Skincare brand, a respected leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers.

o    On June 3, 2004, we acquired Jason Natural Products, Inc., a
     California-based manufacturer and marketer of natural personal care products.

o On May 27, 2004, we acquired the Rosetto and Ethnic Gourmet brands of H.J. Heinz Company, L.P. ("Heinz"), which produce and market frozen pasta and natural ethnic frozen meals, respectively. Heinz owned approximately 16.7% of our common stock at the time of the transaction.

o On February 25, 2004, we acquired Natumi AG, a German producer and marketer of soymilk and other non-dairy products.

o On June 17, 2003, we acquired Acirca, Inc., a New York based manufacturer, distributor and marketer of natural and organic juices, pasta sauces, soups and salsas under the Walnut Acres Organic(R) brand.

o On May 14, 2003, we acquired Grains Noirs, N.V., a Belgian producer and marketer of fresh prepared organic appetizers, salads, sandwiches and other full-plated dishes.

o On December 2, 2002, we acquired the assets and brands of Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage brand specializing in aseptic and refrigerated rice and soymilks, organic aseptic soups and broths, and organic non-dairy frozen desserts under the Rice Dream(R), Soy Dream(R) and Imagine(R) brands.

Our brand names are well recognized in the various market categories they serve. We have acquired numerous brands since our formation (in addition to those mentioned above) and we will seek future growth through internal expansion as well as the acquisition of complementary brands.

Our overall mission is to be a leading marketer and seller of natural and organic food products and natural personal care products by anticipating and exceeding consumer expectations and providing quality, innovation, value and convenience. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We capitalize on the brand equity and the distribution achieved through each of our acquired brands with strategic introductions of new product lines that complement existing product lines to enhance revenues and margins. We believe that by integrating our various brands, we will achieve economies of scale and enhanced market penetration. We consider the acquisition of natural and organic food companies and product lines as an integral part of our business strategy. To that end, we do, from time to time, review and conduct discussions with acquisition candidates.

As of June 30, 2005, we employed a total of 1,487 full-time employees. Of these employees, 165 were in sales and 792 in production, with the remaining 530 employees filling management, accounting, marketing, operations and clerical positions.

Products

Grocery

We develop, manufacture, market and distribute a comprehensive line of natural and organic grocery products consisting of over 1,500 branded items in numerous categories including non-dairy drinks (soy and rice milk), popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking oils, granolas, granola bars, cereal bars, canned, aseptic and instant soups, chilis, packaged grain, nut butters and nutritional oils, juices, frozen desserts, pastas and ethnic meals, as well as other food products. Our Hain(R), Westbrae(R), Westsoy(R), Imagine(R), Rice Dream(R), Soy Dream(R), Walnut Acres Organic(R), Ethnic Gourmet(R), Bearitos(R), Arrowhead Mills(R), DeBoles(R), Health Valley(R), Hollywood(R), Casbah(R), Breadshop's(R), Nile Spice(R), Earth's Best(R) and Lima(R) brands comprise this full line of natural or organic grocery products. We are a leader in many of the top natural food categories. Natural foods are defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of our products are also made with "organic" ingredients that are grown without dependence upon artificial pesticides, chemicals or fertilizers. Grocery accounted for approximately 55% of total net sales in 2005, 56% in 2004 and 53% in 2003.

Snacks

We develop, manufacture, market and distribute over 250 branded items including a variety of potato and vegetable chips, organic tortilla style chips, pretzels, popcorn and potato chips under the Terra Chips(R), Garden of Eatin'(R), Little Bear(R), Boston's Popcorn(R) and Harry's Premium Snacks(R) names. Terra Chips(R) natural food products consist of varieties of potato chips, potato sticks (known as Frites(R)), sweet potato chips and other vegetable chips. Garden of Eatin'(R) natural food products consist of organic tortilla chip products and other snacks. Boston Popcorn(R) and Harry's(R) products consist of popcorn, potato chips, tortilla chips and other snack food items. Snacks accounted for approximately 14% of total net sales in 2005, 14% in 2004 and 15% in 2003.

Teas

Our tea products are 100% natural and are made from high-quality, natural flavors and ingredients and are generally offered in 10, 20 and 40 count packages. We are the leading specialty tea brand in North America. Our teas are sold in grocery, natural foods and other retail stores. We develop flavorful, unique blends with attractive, colorful and thought-provoking packaging. Our products include herb teas such as Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R), Cinnamon Apple Spice, Red Zinger(R), Raspberry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Wild Berry Zinger(R), a line of green teas, a line of wellness teas, a line of organic teas, and a line of specialty black teas and chais. Our tea products include over 80 flavors made from 100% natural ingredients. The types of teas offered include herb, red (rooibos), honeybush, white, green, black and chai. Our teas are offered both with and without caffeine. We also offer Cool Brew iced teas, natural ciders, and Teahouse Chais. Tea beverages accounted for approximately 16% of total net sales in 2005, 18% in 2004 and 20% in 2003.

Personal Care Products

We manufacture and market a full line of personal care products including skin care, hair care, body care, oral care, and deodorants under the JASON(R), Zia(R), Orjene(R) and Shaman Earthly Organics(TM) brands. The majority of our products are under the JASON(R) brand, which consists of approximately 300 items across all five of the product categories that we participate in. We also manufacture and market a brand of natural cleaning products called Heather's(R), which consists of seven items.

Other

Fresh

We process, market and distribute fresh produce and prepared meals from our Biomarche and Grains Noirs facilities in Belgium. Products include fresh cut organic fruits and vegetables packaged for distribution to supermarkets and other retail outlets, and fresh appetizers and full-plated meals for distribution to retailers, caterers, and food service providers, principally transportation providers.

On July 1, 2005, we began processing natural and organic, antibiotic- and hormone-free chickens marketed and distributed to natural food stores, supermarkets, and food service providers. We market our chickens under a license agreement for use of the Raised Right(R) brand.

Meat Alternative Products

We manufacture, distribute and market a full line of soy protein meat alternative products under the Yves brand name including such well known products as The Good Dog(R), The Good Lunch(R) and The Good Slice(R), among others. Meat alternative products provide consumers with the health benefits of soy without the health concerns associated with traditional meat products. Yves meat alternative products consist of approximately 60 items including veggie burgers, veggie wieners, veggie slices, veggie entrees and veggie ground round. Our Yves meat alternative brand operates from its facility in Vancouver, British Columbia in Canada and is the principal brand of our operations in Canada.

Medically-Directed and Weight Management Products

Our Estee(R) and Featherweight(R) businesses market and distribute a full line of sugar-free, fructose-sweetened and low-sodium products targeted towards diabetic and health conscious consumers and persons on medically-restricted diets.

We continuously evaluate our existing products for taste, nutritional value and cost and make improvements where possible. We will discontinue products or stock keeping units when sales of those items do not warrant further production. During fiscal 2005, we initiated a stock keeping unit (SKU) rationalization program which resulted in the discontinuation of numerous SKUs, the elimination of which resulted in a pre-tax charge to fiscal 2005 earnings of approximately $12.1 million.

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing high-quality products. A team of professional product developers works with a sensory technologist to test product prototypes with consumers. Our Research and Development Department incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the Research and Development Department routinely reformulates and revises existing products. We incurred approximately $2.6 million in Company-sponsored research and development activities in 2005, $2.0 million in 2004 and $1.7 million in 2003.

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

Our customer base consists principally of mass-market merchandisers, natural food distributors, supermarkets, drug store chains, club stores and grocery wholesalers. Recently, growth of natural and organic foods has shifted from the natural food channel to the grocery channels as mainstream grocery distributors and retailers provide these products to meet consumer demand and awareness. In fiscal 2005, one of our distributors, United Natural Foods, Inc., accounted for approximately 22% of net sales. Two of our distributors, United Natural Foods, Inc. and Tree of Life, accounted for approximately 20% and 12%, respectively, in 2004 and approximately 18% and 15%, respectively, in 2003. Net sales to export customers account for less than 5% of total net sales for each of the three years in the period ended June 30, 2005.

Our international subsidiaries in Canada and Europe sell to all channels of distribution in the countries they serve. International sales represented approximately 21.1% of total net sales in 2005, 20.3% in 2004 and 17.3% in 2003.

Marketing

We use a mix of trade and consumer promotions as well as media advertising to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs. In each of 2003, 2004 and 2005, we have increased our investment in consumer spending to enhance brand equity while closely monitoring our trade spending. These consumer spending categories include, but are not limited to, consumer advertising using television, radio and print, coupons, direct mailing programs and other forms of promotions. There is no guarantee that these promotional investments in consumer spending will be successful.

Manufacturing Facilities

We currently manage and operate the following manufacturing facilities located throughout the United States: Celestial Seasonings(R), in Boulder, Colorado, which produces specialty teas; Terra Chips(R), in Moonachie, New Jersey, which produces vegetable chips; Arrowhead Mills(R), in Hereford, Texas, which produces hot and cold cereals, baking goods and meal cups; DeBoles(R), in Shreveport, Louisiana, which produces organic pasta; Ethnic Gourmet(R), in Framingham, Massachusetts, which produces frozen meals; Rosetto(R), in West Chester, Pennsylvania, which produces frozen pasta; and JASON(R), in Culver City, California, which produces personal care products. We formerly operated a manufacturing facility in Irwindale, California, producing hot and cold cereals, baked goods, granola, granola bars, dry soups and other products under the Health Valley(R), Breadshop(R) and Casbah(R) labels. During fiscal 2003, we sold the manufacturing assets of our Irwindale facility to a co-pack manufacturer who continues to manufacture products for us at that facility. The co-pack manufacturer has entered into a lease directly with the landlord of the facility.

Outside the United States, we have the following manufacturing facilities: Yves Veggie Cuisine(R) in Vancouver, British Columbia, which produces soy-based meat alternative products; Hain Celestial Belgium, with its Lima, N.V. facility in Maldegem, Belgium, which manufactures natural and organic food products, its Biomarche(R) facility in Sombreffe, Belgium, which processes fresh organic produce and prepared salads, its Grains Noirs(R) facility in Brussels, Belgium, which prepares fresh organic appetizers, salads, sandwiches and other full-plated dishes, and its Natumi facility in Eitorf, Germany, which produces soymilk and other non-dairy products.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania and Vancouver, British Columbia. We also own the Lima and Biomarche(R) facilities in Belgium. During 2005, 2004 and 2003, approximately 47%, 39% and 42%, respectively, of our revenue was derived from products manufactured at our currently owned manufacturing facilities.

Suppliers of Ingredients and Packaging

Our natural and organic ingredients and our packaging materials and supplies are obtained from various sources and suppliers located principally in the United States and locally in Canada and Europe for our operations in these areas. Certain of our packaging and products are sourced from the Far East.

Our tea ingredients are purchased from numerous foreign and domestic manufacturers, importers and growers, with the majority of those purchases occurring outside of the United States.

We maintain long-term relationships with most of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in the local currency of the country in which we operate. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

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

Co-Packed Product Base

During 2005, 2004 and 2003, approximately 53%, 61% and 58%, respectively, of our revenue was derived from products manufactured at independent co-packers. Currently, independent food manufacturers, who are referred to in our industry as co-packers, manufacture many of our products, including our Health Valley(R), Breadshop's(R), Casbah(R), Bearitos(R), Nile Spice(R), Harry's Premium Snacks(R), Boston's(R), Alba Foods(R), Estee(R), Earth's Best(R), Garden of Eatin'(R), Hain Pure Foods(R), Hollywood(R), Little Bear Organic Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Organic(R), Lima(R) and some of our Terra Chips(R), Rosetto(R), Arrowhead Mills(R), Yves Veggie Cuisine(R) and Ethnic Gourmet(R) product lines.

In the U.S., we presently obtain:

o all of our requirements for non-dairy beverages from five co-packers, all of which are under contract or other arrangements;

o    all of our U.S. requirements for rice cakes from one co-packer;

o all of our Health Valley(R) baked goods and cereal products from one co-packer, which is under contract;

o    all of our cooking oils from one co-packer;

o principally all of our Garden of Eatin(R) and Little Bear Organic Foods(R) tortilla chips from three co-packers, one of which is under contract;

o a portion of our requirements for Terra(R) Yukon Gold, Red BlissTM, Terra BluesTM, and PotpourriTM potato chips and FritesTM from one co-packer, which is under contract;

o the requirements for our canned soups from four co-packers, which are under contract;

o all of our Earth's Best(R) baby food products from seven co-packers, which are under contract;

o a portion of our Ethnic Gourmet(R) products from one co-packer, which is under contract; and

o all of our Zia(R) natural skin care products from four co-packers, which are under contract or other arrangements.

Trademarks

We believe that brand awareness is a significant component in a consumer's decision to purchase one product over another in the highly competitive food and beverage industry. Our trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills(R), Bearitos(R), Breadshop's(R), Casbah(R), Celestial Seasonings(R), DeBoles(R), Earth's Best(R), Estee(R), Ethnic Gourmet(R), Garden of Eatin'(R), Hain Pure Foods(R), Health Valley(R), Imagine(R), JASON(R), Zia(R), Orjene(R), Shaman Earthly Organics(TM), Heather's(R), Little Bear Organic Foods(R), Nile Spice(R), Rice Dream(R), Rosetto(R), Soy Dream(R), Terra(R), Walnut Acres Organic(R), Westbrae(R), Westsoy(R), Lima(R), Biomarche(R) and Yves Veggie Cuisine(R). Celestial Seasonings(R) has trademarks for most of its best-selling teas, including Sleepytime(R), Lemon Zinger(R), Mandarin Orange Spice(R), Red Zinger(R), Wild Berry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Raspberry Zinger(R).

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

The beverage markets for both tea and soy beverages are large and highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Celestial Seasonings currently competes in the specialty tea market segment which includes of herb tea, green tea, wellness tea and black tea. Celestial Seasonings specialty tea products, like other specialty tea products, are priced higher than most commodity black tea products.

The principal competitors of Celestial Seasonings(R) on a national basis in the specialty teas market are Thomas J. Lipton Company (a division of Unilever PLC), Twinings (a division of Associated British Grocers) and R.C. Bigelow, Inc. In addition, in April 2004, Tazo Tea Company (a subsidiary of Starbucks Corporation) and Kraft Foods. announced a licensing agreement whereby Tazo products might gain additional access to grocery channels through placement by Kraft. Additional competitors include a number of regional specialty tea companies.

The soy beverage market, including both aseptic and refrigerated products, has shown sustained growth over the past several years. A statement by the FDA endorsing the heart healthy benefits of soy in October 1999 spurred the growth in both the aseptic and refrigerated segments. Aseptic soymilk is the more mature product category of the two and in recent years, additional larger competitors entered the category but have since exited the category after unsuccessful regional launches. Westsoy(R) has taken advantage of the shelf space which became available and continues to be the number one and largest growing brand of aseptic soymilk in the grocery and natural channels.

Government Regulation

Along with our manufacturers, brokers, distributors and co-packers, we are subject to extensive regulation by federal, state and local authorities. The federal agencies governing our business include the Federal Trade Commission
(FTC), FDA, United States Department of Agriculture (USDA), and Occupational Safety and Health Administration (OSHA). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of and ingredients used in our products. Under various statutes, these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. Our activities are also regulated by state agencies as well as county and municipal authorities. We are also subject to the laws of the foreign jurisdictions in which we manufacture and sell our products.

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

Available Information

The following information can be found on our website at http://www.hain-celestial.com:

o our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC);

o our policies related to corporate governance, including our Code of Business Conduct and Ethics applying to our directors, officers and employees (including our principal executive officer and principal financial and ac-counting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC; and

o the charters of the Audit, Compensation and Corporate Governance & Nominating Committees of our Board of Directors.

We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Item 2.  Properties.

Our corporate headquarters are located in approximately 35,000 square feet of leased office space located at 58 South Service Road, Melville, New York 11747. The lease on this facility expires in 2012 with a current annual rental of approximately $1.3 million.

We own a manufacturing and office facility in Boulder, Colorado, built in 1990 on 42 acres of Company-owned land. The facility has approximately 167,000 square feet, of which 50,000 square feet is office space and 117,000 square feet is manufacturing space for our teas. We also lease 81,000 square feet of warehouse space nearby which is used for the storage and shipment of our tea products. The lease expires in 2012, and provides for a current annual rental of approximately $500,000.

We own a 75,000 square foot manufacturing facility in Moonachie, New Jersey where we manufacture our Terra(R) vegetable chip products.

We own and operate manufacturing and distribution centers in Hereford, Texas (136,000 square feet) and Shreveport, Louisiana (37,000 square feet) for certain of our natural food product lines.

We own and operate a 105,000 square foot manufacturing facility in West Chester, Pennsylvania that manufactures our Rosetto(R) frozen pasta and co-packs similar products for Heinz and others.

We lease a 28,864 square foot manufacturing facility in Framingham, Massachusetts which is used to manufacture Ethnic Gourmet(R) frozen meals. The lease on this facility expires in 2006 with a current annual rental of approximately $300,000.

We lease a 24,275 square foot manufacturing facility in Culver City, California through 2011 that produces our JASON(R) personal care products. We also lease two nearby warehouse locations, a 39,000 square foot warehouse in Inglewood, California through 2007, and a 30,000 square foot warehouse in Culver City, California through 2007. The leases on these properties require aggregate annual rentals of approximately $770,000.

We lease 375,000 square feet of warehouse space in a building located in Ontario, California. The lease provides for a minimum annual rental of approximately $1.3 million and provides renewal options. The lease expires in 2008. This facility serves as one of our West Coast distribution centers for principally all of our product lines.

Outside the United States, we own and operate a 53,000 square foot manufacturing and office facility in Vancouver, British Columbia that produces soy protein meat alternative products; a 141,000 square foot manufacturing, distribution and office facility in Maldegem, Belgium, which produces natural and organic food products; and a 43,000 square foot processing and distribution center in Sombreffe, Belgium, which processes fresh organic produce. In addition, we lease a 30,000 square foot facility located in Brussels, Belgium, which produces fresh prepared appetizers and sandwiches. The lease on this property provides for annual rentals of approximately $122,000 and expires in 2011. We also lease a 46,000 square foot manufacturing and office facility in Eitorf, Germany, which produces soymilk and other non-dairy products. The lease on this property provides for annual rentals of approximately $211,000 and expires in 2013.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding shares of our Common Stock, par value $.01 per share, are quoted on Nasdaq's National Market System (under the ticker symbol HAIN). The following table sets forth the reported high and low closing prices for our Common Stock for each fiscal quarter from July 1, 2003 through September 1, 2005.


                                                           Common Stock
                                 ------------------------------------------------------------------
                                           Fiscal 2005                      Fiscal 2004
                                 ---------------------------------  -------------------------------
                                      High              Low              High            Low
                                 ---------------  ----------------  ---------------  --------------
First Quarter                         $18.24           $15.24            $20.29          $15.85
Second Quarter                         20.69            16.18             24.02           18.10
Third Quarter                          20.73            18.20             24.09           20.90
Fourth Quarter                         20.17            17.20             22.14           17.13
July 1 - September 1, 2005             20.45            18.30              -               -


As of September 1, 2005, there were 481 holders of record of our Common Stock.

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

The table below sets forth information with respect to our equity compensation plans as of June 30, 2005:


                                                                                              Number of Securities
                                       Number of Securities                                  Remaining Available for
                                        to be Issued Upon           Weighted-Average      Future Issuance Under Equity
                                          Exercise of              Exercise Price of          Compensation Plans
                                       Outstanding Options,       Outstanding Options,       (excluding securities
Plan Category                          Warrants and Rights        Warrants and Rights       reflected in column (a))
-----------------------------------    -----------------------   ----------------------   -----------------------------
                                                (a)                       (b)                          (c)
Equity compensation plans
  approved by security holders                   8,098,104                     $ 18.37               315,532
Equity compensation plans not
  approved by security holders                         N/A                         N/A                   N/A

      Total                                      8,098,104                     $ 18.37               315,532



                      Issuer Purchases of Equity Securities

                                                                                  Total Number of         Maximum Number
                                                                                Shares Purchased as     of Shares that May
                              Total Number of                                    Part of Publicly        Yet Be Purchased
                                  Shares                  Average Price Paid    Announced Plans or      Under the Plans or
      Period                     Purchased                   per Share              Programs(a)             Programs
--------------------------    --------------------        ------------------    --------------------    -------------------
July 1-31, 2004
August 1-31, 2004
September 1-30, 2004
October 1-31, 2004
November 1-30, 2004
December 1-31, 2004
January 1-31, 2005
February 1-29, 2005                      80,000                 $ 18.82                 80,000                555,361
March 1-31, 2005                         10,000                   18.40                 10,000                545,361
April 1-30, 2005
May 1-31, 2005                           99,700                   17.76                 99,700                900,300
June 1-30, 2005
                              ------------------          ------------------    --------------------    ------------------
Total                                   189,700                 $ 18.24                189,700                900,300
                              ==================          ==================    ====================    ==================


(a) The Company's plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million.

Item 6.  Selected Financial Data.

The following information has been summarized from our financial statements and should be read in conjunction with such financial statements and related notes thereto (in thousands, except per share amounts):



                                                                        Year Ended June 30
                                            ----------------------------------------------------------------------------
                                                  2005            2004           2003           2002          2001
                                            --------------   -------------   -------------  ------------  --------------
Operating results:
Net sales                                      $ 619,967       $ 544,058      $  466,459      $ 395,954    $  345,661
Net income (a)                                 $  21,870       $  27,008      $   27,492      $   2,971    $   23,589
Basic earnings per common share                $     .60       $     .77      $      .81      $     .09    $      .71
Diluted earnings per common share              $     .59       $     .74      $      .79      $     .09    $      .68
Financial Position:
Working Capital                                $ 124,342       $ 129,949      $   83,324      $  70,942    $   92,312
Total assets                                     707,136         684,231         581,548        481,183       461,693
Long-term debt                                    92,271         104,294          59,455         10,293        10,718
Stockholders' equity                             528,290         496,765         440,797        403,848       396,653


(a) Amounts for 2001 include amortization of goodwill and indefinite-life intangible assets, net of tax, amounting to $4 million, or $0.12 per share. In subsequent years, no amortization expense has been incurred in accordance with SFAS No. 142, which was adopted by the Company effective at the beginning of 2002.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

We manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural personal care products under brand names which are sold as "better-for-you" products. Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market stores, drug stores, food service channels and club stores.

We made the following acquisitions during the three years ended June 30, 2005:

o On April 4, 2005, we acquired Zia Cosmetics, Inc., including the Zia(R) Natural Skincare brand, a respected leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers.

o    On June 3, 2004, we acquired Jason Natural Products, Inc., a
     California-based manufacturer and marketer of natural personal care products.

o On May 27, 2004, we acquired the Rosetto(R) and Ethnic Gourmet(R) brands of Heinz, which produce and market frozen pasta and natural ethnic frozen meals, respectively.

o On February 25, 2004, we acquired Natumi AG, a German producer and marketer of soymilk and other non-dairy products.

o On June 17, 2003, we acquired Acirca, Inc., a New York based manufacturer, distributor and marketer of natural and organic juices, pasta sauces, soups and salsas under the Walnut Acres Organic(R) brand.

o On May 14, 2003, we acquired Grains Noirs, N.V., a Belgian producer and marketer of fresh prepared organic appetizers, salads, sandwiches and other full-plated dishes.

o On December 2, 2002, we acquired the assets and brands of Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage brand specializing in aseptic and refrigerated rice and soymilks, organic aseptic soups and broths, and organic non-dairy frozen desserts under the Rice Dream(R), Soy Dream(R) and Imagine(R) brands.

All of the foregoing acquisitions ("the acquisitions" or "acquired brands") have been accounted for as purchases. Consequently, the operations of the acquired brands are included in our results of operations from their respective dates of acquisition.

On June 30, 2005, we sold our Kineret(R) and Kosherific(R) brands, which marketed and distributed a line of frozen and dry kosher food products. We acquired these brands in fiscal 1994.

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

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations over the last few years. While one of our customers represented approximately 20% of our trade receivable balance at June 30, 2005, we believe there is no credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have been within our expectations and no significant write-offs have occurred; however, during the fourth quarter of 2003, we reduced our chargebacks receivable by $1.5 million. As the result of our continuing focus on the monitoring of unauthorized deductions and successful collection efforts, our chargebacks receivable balance approximated only $4.5 million at June 30, 2005, significantly lower than the $6 million at June 30, 2004.

There can be no assurance that we would have the same experience with our receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change the way we market and sell our products.

Inventory

Our inventory is valued at the lower of actual,cost or market, utilizing the first-in, first-out method. We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving or obsolete raw ingredients and packaging.

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

Intangibles

Goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life unless the asset is determined to have an indefinite useful life. The carrying value of goodwill, which is allocated to the Company's five reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment.

In connection with its monitoring role, the Staff of the Division of Corporation Finance of the Securities and Exchange Commission reviewed and commented on the Company's Form 10-K for the year ended June 30, 2004 and certain quarterly reports on Form 10-Q and current reports on Form 8-K. While most of the Staff's comments have been resolved, the Staff has questioned the number of reporting units identified by the Company. Goodwill is assigned to reporting units and is tested annually for impairment. The Company and its independent registered public accounting firm believe that the Company's determination of reporting units is appropriate and that such determination is consistent with the manner in which the Company's business is managed, and that this determination conforms with the applicable accounting requirements; however, the Staff may disagree. If it was ultimately determined that the number of reporting units is to be greater than that identified by the Company (which totals five), goodwill would be allocated and tested for impairment across a different configuration of reporting units than currently utilized, which could result in the Company recognizing an impairment of goodwill that it would not otherwise recognize.

Segments

SFAS No. 131 defines an operating segment as that component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise's chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined that it operates in one segment, the sale of natural and organic products, including food, beverage and personal care products, and further that such single segment includes five reporting units in the annual test of Goodwill for impairment. Characteristics of the Company's operations which are relied on in making these determinations include the similarities apparent in the Company's products in the natural and organic consumer markets, the commonality of the Company's customers across brands, the Company's unified marketing strategy, and the nature of the financial information used by the CODM, described below, other than information on sales and direct product costs, by brand. The Company's five reporting units are Grocery (including snacks); Tea; Personal Care; Canada; and Europe. The Company has further determined that its Chairman of the Board and Chief Executive Officer is the Company's CODM as defined in SFAS No. 131, and is also the manager of the Company's single segment. In making decisions about resource allocation and performance assessment, the Company's CODM focuses on sales performance by brand using internally generated sales data as well as externally developed market consumption data acquired from independent sources, and further reviews certain data regarding standard costs and standard gross margins by brand. In making these decisions, the CODM receives and reviews certain Company consolidated quarterly and year-to-date information; however, the CODM does not receive or review any discrete financial information by geographic location, business unit, subsidiary, division or brand. The CODM reviews and approves capital spending on a Company consolidated basis rather than at any lower unit level. The Company's Board of Directors receives the same quarterly and year-to-date information as the Company's CODM.


Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Net sales in 2005 were $620.0 million, an increase of $75.9 million or 14% over net sales of $544.1 million in 2004. The increase came from volume increases, the phasing in of price increases and from sales generated by brands acquired in 2004, with increases offset by reduced sales due to the elimination of our CarbFit(R) brand, which experienced strong sales during the prior year, before the decline in consumer demand for low carbohydrate products. We experienced strong brand sales gains for Terra Chips(R), which was up 20.0%, Garden of Eatin'(R), which was up 14.7%, Earth's Best(R), which was up 39.6%, Imagine(R) soups, which was up 18.8%,, and to a lesser extent increased sales of Celestial Seasoning(R) teas, which was up 6.1%. Sales of our brands in Europe increased 27.1%.

Gross profit in 2005 was 27.6% of net sales as compared to 29.5% of net sales in 2004. The decline in gross profit percentage was principally the result of a $9.0 million charge for our Stock Keeping Unit ("SKU") rationalization program, which had the effect of reducing 2005 gross profit by 1.2 percentage points. After considering the effect of the SKU rationalization, our margins remained relatively flat as a result of the price increases we phased in begin-ning July 1, 2004 and June 1, 2005, which provided us with an almost equal offset to increases in ingredient and other input costs; increases in transportation costs resulting from higher fuel costs; the cost effects of new regulations on the U.S. trucking industry in effect for the full fiscal year; an increase in the percentage of our shipments that are delivered by us, which has stabilized since we first experienced such increases in our third quarter of fiscal 2004; and a change in the mix of products sold whereby our higher margin tea sales became a lower proportion of our consolidated sales.

Selling, general and administrative expenses increased by $14.1 million to $128.1 million in 2005 from $114.0 million in 2004. Such expenses as a percentage of net sales amounted to 20.7% in 2005 as compared with 21.0% in 2004. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by brands acquired in 2004, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business. General and administrative expenses for the year ended June 30, 2005 includes approximately $3.1 million for the SKU rationalization program and approximately $1.1 million of outside professional costs for Sarbanes-Oxley compliance.

Non-cash compensation expenses were $4.7 million in 2005, an increase of $4.3 million from $0.4 million in 2004. The increase in non-cash compensation expenses primarily relate to the accelerated vesting of employee stock options in June 2005, when our board of directors approved the acceleration of the vesting of all outstanding unvested stock options held by employees. This action was taken in order to reduce future compensation charges for these stock options and to provide an incentive to employees in view of the uncertainty of future equity-based compensation with the pending implementation of SFAS No. 123(R). As a result of this action, approximately 1.2 million outstanding unvested stock options were accelerated (approximately 56,000 of which were at exercise prices greater than market price at the date of acceleration), substantially all of which were granted in August 2004 at an exercise price of $16.01 per share with original vesting through August 2006. We recognized a charge to earnings for the difference between the market value of our stock on the date of acceleration and the exercise price of the options, such charge amounting to approximately $3.7 million ($3.1 million net of tax) for the year ended June 30, 2005. As a result of this action, there will be no stock option amortization expense in future periods unless additional stock options are granted.

Operating income was $38.2 million or 6.2% in 2005 compared to $45.9 million or 8.4% in 2004. The decline in operating income was the result of the aggregate of $16.0 million of charges from SKU rationalization and the acceleration of vesting of stock options. After considering the effect of such $16.0 million of charges, operating income was $55.0 million in 2005, representing a 19.8% increase over 2004. This increase results principally from higher sales coupled by stable margins and lower selling, general and administrative expenses as a percentage of sales

Interest and other expenses, net, amounted to $3.7 million in 2005 compared to $2.5 million in 2004. Our interest expense was $2.0 million higher in 2005 as compared to 2004, principally as a result of the higher interest rates on higher average borrowings we carried this year after our recent acquisitions. We had $0.7 million in net currency exchange gains in the current year as compared to less than $0.3 million in net currency exchange losses in the prior year, which partially offset the additional interest costs.

Income before income taxes in 2005 amounted to $34.5 million compared to $43.4 million in 2004. This decrease is attributable to the aforementioned decrease in operating income and increase in interest and other expenses, net. After considering the effect of the aggregate of $16.0 million of charges from SKU rationalization and the acceleration of vesting of stock options, income before income taxes was $50.5 million representing an increase of $7.1 million, or 16.4% over the prior year. This increase results principally from higher sales coupled by stable margins and lower selling, general and administrative expenses as a percentage of sales.

Our effective income tax rate approximated 36.7% of pre-tax income for 2005 compared to 37.8% for 2004. This decrease was attributable to a $1.3 million reduction in tax liabilities resulting from the termination of certain outstanding tax matters and is equal to the amount charged against the Company's earnings when these arose in prior years.

Net income in 2005 amounted to $21.9 million, or $0.59 per diluted share, compared to $27.0 million, or $0.74 per diluted share, in 2004. The decrease of $5.1 million in net income was primarily attributable to the aforementioned decrease in income before income taxes offset by the decrease in our effective tax rate.

During 2005, we initiated a program to focus on our Operating Free Cash Flow and Cash Conversion Cycle. We define Operating Free Cash Flow as cash provided from operating activities less capital expenditures. During 2005, our Operating Free Cash Flow was $25.1 million as compared to $20.9 million in 2004, representing an increase of 20%. Our Cash Conversion Cycle, which is a measure of the number of days needed to convert operating activities into cash, was reduced to 69 days in 2005 from the 86 days of the prior year, an improvement of 17 days, or 20%.

Fiscal 2004 Compared to Fiscal 2003

Net sales in 2004 were $544.1 million, an increase of $77.6 million or 17% over net sales of $466.5 million in 2003. The increase in sales came from volume increases principally in our snacks brands, which were up 14.9%, our Earth's Best baby food brand, which was up 23.1%, our Celestial Seasonings tea brand, which was up 3.4%, and from the introduction of our new Carb Fit brand of low-carbohydrate products, as well as sales of brands acquired in 2004 and a full year of our operation of brands acquired in 2003. We believe that sales growth during the 2004 period was negatively impacted by our inability to fill orders for soup due to non-recurring manufacturing issues encountered at our independent soup co-packer, thereby causing out-of-stock positions on soup and, to a lesser extent, by the strike during our second and third quarters of fiscal 2004 of grocery workers in Southern California where we have a very strong market presence.

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

Selling, general and administrative expenses increased by $18.4 million to $114.0 million in 2004 from $95.6 million in 2003. Such expenses as a percentage of net sales amounted to 21.0% in 2004 as compared with 20.5% in 2003. Selling, general and administrative expenses increased in overall dollars and as a percentage of sales, primarily as a result of $3.5 million of additional costs associated with brands acquired in 2004 as well as the full year of operations of brands acquired in 2003, $4.1 million of increased consumer marketing to support our increased sales, including our new Carb Fit line of products, $0.5 million of added costs relating to the implementation of required provisions of the Sarbanes Oxley Act, and increased costs relating to the management changes that have been made during the second half of our fiscal year.

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

On April 22, 2004, we entered into a new $300 million credit facility (the "Credit Facility") with a bank group led by our existing bank agents for a five-year term expiring in April 2009. The Credit Facility provides for an uncommitted $50 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2005, $89,700 million was borrowed under the Credit Facility at an average interest rate of 3.7%.

This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

Net cash provided by operations was $35.0 million and $30.8 million for 2005 and 2004, respectively. Our working capital and current ratio were $124.3 million and 2.8 to 1, respectively, at June 30, 2005 compared with $130.0 million and
2.9 to 1 respectively, at June 30, 2004. Our improvement in cash provided by operations was the result of higher sales and stable margins while incurring non-cash SKU rationalization and non-cash compensation charges.

Net cash (used in) provided by financing activities was ($14.7) million for 2005 and $48.9 million for 2004. During 2005 and 2004, we borrowed cash to fund acquisitions made during each year. During 2005, we received $5.2 million of proceeds on the exercise of stock options and warrants and we acquired 189,700 shares of our common stock in open market purchases at a cost of approximately $3.5 million. During 2004, we received $19.8 million of proceeds on the exercise of stock options and warrants, and we acquired 64,397 shares of our common stock in open market purchases at a cost of approximately $1.1 million.

Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:


                                                                  Payments Due by Period
                                          ------------------------------------------------------------------------------
                                                         Less than          1-3             3-5
                                           Total           1 year          years           years         Thereafter
                                          ------------  --------------    ------------   -------------   ---------------
Debt instruments                            $  94,676          $2,497        $  2,479         $89,700      $        -

Capital lease obligations                         386             294              92               -               -
Operating leases                               23,925           5,354           7,752           5,431           5,388
Purchase Obligations                           20,865          18,358           2,507               -               -
                                          ------------  --------------    ------------   -------------   ---------------

Total contractual cash obligations           $139,852         $26,503         $12,830         $95,131          $5,388
                                          ============  ==============    ============   =============   ===============


We believe that cash on hand of $24.1 million at June 30, 2005, as well as projected fiscal 2006 cash flows from operations and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $12 million, and the $8.1 million of debt and lease obligations described in the table above, during the next fiscal year. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 3.1% interest.

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

Our Acquisition Strategy Exposes Us To Risk

We intend to continue to grow our business in part through the acquisition of new brands, both in the United States and internationally. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing product mix. We cannot be certain that we will be able to:

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

Our Future Success May Be Dependent on Our Ability to Integrate Companies That We Acquire

Our future success may be dependent upon our ability to effectively integrate new brands that we acquire, including our ability to realize potentially available marketing opportunities and cost savings, some of which may involve operational changes. We cannot be certain:

o as to the timing or number of marketing opportunities or amount of cost savings that may be realized as the result of our integration of an acquired brand;

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

o    integrating an acquired brand's distribution channels with our own;

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

Our business is primarily focused on sales of natural and organic products in markets geared to consumers of natural foods, specialty teas, non-dairy beverages, cereals, breakfast bars, canned soups and vegetables, snacks and cooking oils, which, if consumer demand for such categories were to decrease, could harm our business. Consumer trends change based on a number of possible factors, including:

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

Our Markets Are Highly Competitive

We operate in highly competitive geographic and product markets, and some of our markets are dominated by competitors with greater resources. We cannot be certain that we could successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors, such as mainstream food companies including General Mills, Nestle S.A., Kraft Foods, Groupe Danone, Kellogg Company and Sara Lee Corporation, also may be able to benefit from economies of scale, pricing advantages or the in-troduction of new products that compete with our products. Retailers also market competitive products under their own private labels.

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

We Are Dependent Upon the Services of Our Chief Executive Officer

We are highly dependent upon the services of Irwin D. Simon, our Chairman of the Board, President and Chief Executive Officer. We believe Mr. Simon's reputation as our founder and his expertise and knowledge in the natural and organic products market are critical factors in our continuing growth. The loss of the services of Mr. Simon could harm our business.

We Rely on Independent Brokers and Distributors for a Substantial Portion of Our Sales

We rely upon sales efforts made by or through non-affiliated food brokers to distributors and other customers. The loss of, or business disruption at, one or more of these distributors or brokers may harm our business. If we were required to obtain additional or alternative distribution and food brokerage agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. In fiscal 2005, one of our distributors, United Natural Foods, Inc., accounted for approximately 22% of our net sales. Two of our distributors, United Natural Foods, Inc. and Tree of Life, accounted for approximately 20% and 12%, respectively, of our net sales for the fiscal year ended June 30, 2004, and approximately 18% and 15%, respectively, for the year ended June 30, 2003. Our inability to enter into satisfactory brokerage agreements may inhibit our ability to implement our business plan or to establish markets necessary to develop our products successfully. Food brokers act as selling agents representing specific brands on a non-exclusive basis under oral or written agreements generally terminable at any time on 30 days' notice, and receive a percentage of net sales as compensation. Distributors purchase directly for their own account for resale. In addition, the success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network.

Loss of One or More of Our Manufacturing Facilities Could Harm Our Business

For the years ended June 30, 2005, 2004 and 2003, approximately 47%, 39% and 42%, respectively, of our revenue was derived from products manufactured at our manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

We Rely on Independent Co-Packers to Produce Some or Most of Our Products

During 2005, 2004 and 2003, approximately 53%, 61% and 58%, respectively, of our revenue was derived from products manufactured at independent co-packers. In the U.S., we presently obtain:

o all of our requirements for non-dairy beverages from five co-packers, all of which are under contract or other arrangements;

o    all of our U.S. requirements for rice cakes from one co-packer;

o all of our Health Valley(R) baked goods and cereal products from one co-packer, which is under contract;

o    all of our cooking oils from one co-packer;

o principally all of our Garden of Eatin(R) and Little Bear Organic Foods(R) tortilla chips from three co-packers, one of which is under contract;

o a portion of our requirements for Terra(R) Yukon Gold, Red BlissTM, Terra BluesTM, and Potpourri TM potato chips and FritesTM line from one co-packer, which is under contract;

o the requirements for our canned soups from four co-packers, which are under contract;

o all of our Earth's Best(R) baby food products from seven co-packers, which are under contract; and

o a portion of our Ethnic Gourmet(R) products from one co-packer, which is under contract; and

o all of our Zia(R) natural skincare products from four co-packers, which are under contract or other arrangements.

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

Our Tea Ingredients Are Subject to Import Risk

Our tea brand purchases its ingredients from numerous foreign and domestic manufacturers, importers and growers, with the majority of those purchases occurring outside of the United States. We maintain long-term relationships with most of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in U.S. currency. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

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

Our Future Results of Operations May be Adversely Affected by Escalating Fuel Costs.

Many aspects of our business have been, and continue to be, directly affected by the continuously rising cost of fuel. Increased fuel costs have translated into increased costs for the products and services we receive from our third party providers including, but not limited to, increased production and distribution costs for our products. As the cost of doing business increases, we may not be able to pass these higher costs on to our customers and, therefore, any such increase may adversely affect our earnings.

We Are Subject to Risks Associated with Our International Sales and Operations, Including Foreign Currency Risks

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2005, approximately 21.1% of our net sales were generated outside the United States, while such sales outside the United States were 20.3% of net sales in 2004 and 17.3% in 2003.

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

Our Products Must Comply With Government Regulation

The USDA has adopted regulations with respect to a national organic labeling and certification program which became effective February 20, 2001, and fully implemented on October 21, 2002. We currently manufacture approximately 650 organic products which are covered by these regulations. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

In addition, on January 18, 2001, the FDA proposed new policy guidelines regarding the labeling of genetically engineered foods. The FDA is currently considering the comments it received before issuing final guidance. These guidelines, if adopted, could cause us to modify the labeling of our products, which could affect the sales of our products and thus harm our business.

The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of "Trans Fatty Acids" in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule will be effective on January 1, 2006. Additionally, an allergen labeling law was passed and signed on August 3, 2004. This law requires certain allergens to be clearly labeled by January 1, 2006. We are in the process of revising our labels to comply with the final rules. Additionally, Canada has adopted new food labeling regulations that must be implemented by December 12, 2005, which require a Nutritional Facts panel to be on most food packages. Yves products will be subject to these regulations, as will all our other products sold into Canada.

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

Product Recalls Could Have a Material Adverse Effect on Our Business

Manufacturers and distributors of products in our industry are sometimes subject to the recall of their products for a variety of reasons, including for product defects, such as ingredient contamination, packaging safety and inadequate labeling disclosure. If any of our products are recalled due to a product defect or for any other reason, we could be required to incur the expense of the recall or the expense of any resulting legal proceeding. Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed, which could have a material adverse effect on our business.

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

We Rely on Independent Certification For a Number of Our Natural and Specialty Food Products

We rely on independent certification, such as certifications of our products as "organic" or "kosher," to differentiate our products from others. The loss of any independent certifications could adversely affect our market position as a natural and specialty food company, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our "organic" certification if a manufacturing plant becomes contaminated with non-organic materials, or if not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our "kosher" certification if a manufacturing plant or raw materials do not meet the requirements of the appropriate kosher supervision organization.

Due to the Seasonality of Many of Our Products, Including Our Tea Products, and Other Factors, Our Operating Results Are Subject to Quarterly Fluctuations

Our tea brand manufactures and markets hot tea products and as a result its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addi-tion, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines are stronger in the warmer months. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance.

Our Officers and Directors May Be Able to Control Our Actions

Our officers and directors beneficially own approximately 10.5% of our common stock as of June 30, 2005. In addition, two of these directors currently serve as a designee and a jointly appointed designee of an affiliate of H.J. Heinz Company, or Heinz, which owns approximately 16.6% of our common stock as of June 30, 2005. Accordingly, our officers and directors may be in a position to influence the election of our directors and otherwise influence stockholder action.

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

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2005 and 2004 is summarized as follows:



                                                                          Three Months Ended
                                                  ---------------------------------------------------------------------
                                                   September 30,       December 31,      March 31,        June 30,
                                                        2004               2004            2005             2005
                                                  ----------------    -------------    --------------   ---------------
Net sales                                               $ 137,604         $169,753         $ 161,261      $ 151,349
Gross profit (a)                                           38,975           53,231            45,468         33,283
Operating income (loss)(b)                                 10,790           18,058            11,728         (2,388)
Income (loss) before income taxes (b)                      10,135           17,505            10,546         (3,675)
Net income (loss)(b)                                        6,182           10,678             7,698         (2,688)
Basic earnings per common share                         $     .17         $    .29         $     .21      $    (.07)
Diluted earnings per common share                       $     .17         $    .29         $     .21      $    (.07)

                                                                          Three Months Ended
                                                  ---------------------------------------------------------------------
                                                   September 30,       December 31,      March 31,        June 30,
                                                        2003               2003            2004             2004
                                                  ----------------   ---------------    -------------   ---------------
Net sales                                               $ 127,053         $142,792         $ 136,862      $ 137,351
Gross profit                                               37,162           47,099            38,546         37,457
Operating income                                           11,343           17,052             9,019          8,464
Income before income taxes                                 10,552           16,702             8,087          8,047
Net income                                                  6,542           10,372             5,014          5,080
Basic earnings per common share                         $     .19         $    .30         $     .14      $     .14
Diluted earnings per common share                       $     .19         $    .29         $     .14      $     .14


(a) Gross profit was negatively impacted by approximately $1.2 million ($.7 million net tax) for the three months ended March 31, 2005 and approximately $7.8 million ($4.8 million net of tax) for the three months ended June 30, 2005 as the result of charges relative to the Company's SKU Rationalization.

(b) Operating income (loss) and income (loss) before income taxes for the three months ended June 30, 2005 were negatively impacted by a charge of approximately $3.9 million ($3.3 million net of tax) resulting from non-cash compensation, including the acceleration of the vesting of outstanding stock options.

Seasonality

Our tea brand manufactures and markets hot tea products and as a result its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines are stronger in the warmer months. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance.

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

Interest Rates

We centrally manage our debt and cash equivalents considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. Assuming year-end 2005 variable debt and cash equivalents levels, a one-point change in interest rates would have the effect of increasing our interest expense by approximately $.8 million, thereby reducing our net income by approximately $.01 per share.

Foreign Operations

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2005, approximately 21.1% of our net sales were generated from sales outside the United States, while such sales outside the United States were 20.3% of net sales in 2004 and 17.3% in 2003.

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

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2005 and 2004

Consolidated Statements of Income - Years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders' Equity - Years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years ended June 30, 2005, 2004 and 2003

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

Report of Independent Registered Public Accounting Firm


The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. (the Company) and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Hain Celestial Group, Inc.'s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2005 expressed an unqualified opinion thereon.


                                                     /s/ Ernst & Young LLP

Melville, New York
August 31, 2005


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

                                                                                            June 30
                                                                               ----------------------------------
                                                                                   2005                  2004
                                                                               ------------         -------------
                             ASSETS
Current assets:
Cash and cash equivalents                                                        $ 24,139              $ 27,489
Accounts receivable, less allowance for doubtful accounts of
   $2,074 and $2,185                                                               67,148                69,392
Inventories                                                                        76,497                86,873
Recoverable income taxes, net                                                       2,575                    --
Deferred income taxes                                                               5,671                 3,111
Other current assets                                                               18,164                11,449
                                                                               ------------         -------------

Total current assets                                                              194,194               198,314

Property, plant and equipment, net of accumulated depreciation
   and amortization of $49,035 and $40,799                                         88,204                87,002
Goodwill                                                                          350,833               333,218
Trademarks and other intangible assets, net of accumulated
   amortization of $9,142 and $8,349                                               61,010                55,793
Other assets                                                                       12,895                 9,904
                                                                               ------------         -------------
Total assets                                                                     $707,136              $684,231
                                                                               ============         =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                           $  65,922             $  59,031
Income taxes payable                                                                1,139                 2,489
Current portion of long-term debt                                                   2,791                 6,845
                                                                               ------------         -------------

Total current liabilities                                                          69,852                68,365

Long-term debt, less current portion                                               92,271               104,294
Deferred income taxes                                                              16,723                14,807
                                                                               ------------         -------------

Total liabilities                                                                 178,846               187,466
Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares,
   no shares issued                                                                    --                     --
Common stock - $.01 par value, authorized 100,000,000 shares,
   issued 37,475,998 and 37,064,648 shares                                            375                   371
Additional paid-in capital                                                        404,517               394,740
Deferred compensation                                                              (1,872)               (2,809)
Retained earnings                                                                 127,967               106,097
Foreign currency translation adjustment                                            10,048                 7,651
                                                                               ------------         -------------
                                                                                  541,035               506,050
Less: 861,256 and 671,556 shares of treasury stock, at cost                       (12,745)               (9,285)
                                                                               ------------         -------------

Total stockholders' equity                                                        528,290               496,765
                                                                               ------------         -------------

Total liabilities and stockholders' equity                                       $707,136              $684,231
                                                                               ============         =============
See notes to consolidated financial statements.




THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                                Year Ended June 30
                                                                 --------------------------------------------------
                                                                    2005               2004               2003
                                                                 -----------      ------------         ------------
Net sales                                                         $619,967           $544,058           $466,459
Cost of sales                                                      449,010            383,794            325,054
                                                                 -----------      ------------         ------------

Gross profit                                                       170,957            160,264            141,405
Selling, general and administrative expenses                       128,119            114,014             95,635
Restructuring and other non-recurring charges                         --                  --                (435)
Non-cash compensation                                                4,650                372                 46
                                                                 -----------      ------------         ------------

Operating income                                                    38,188             45,878             46,159
Interest expense, net and other expenses                             3,677              2,490              1,995
                                                                 -----------      ------------         ------------

Income before income taxes                                          34,511             43,388             44,164
Provision for income taxes                                          12,641             16,380             16,672
                                                                 -----------      ------------         ------------

Net income                                                        $ 21,870          $  27,008           $ 27,492
                                                                 ===========      ============         ============
Earnings per share:
  Basic                                                           $    .60          $     .77           $    .81
                                                                 ===========      ============         ============
  Diluted                                                         $    .59          $     .74           $    .79
                                                                 ===========      ============         ============

Weighted average common shares outstanding:
  Basic                                                             36,407             35,274             33,910
                                                                 ===========      ============         ============
  Diluted                                                           37,153             36,308             34,722
                                                                 ===========      ============         ============

See notes to consolidated financial statements.



THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003, 2004 AND 2005 (In thousands, except per share and share data)

                                                 Common Stock
                                                                          Additional      Unamortized
                                                              Amount       Paid-In         Non-Cash         Retained
                                                Shares       at $.01       Capital       Compensation       Earnings
                                               -----------   ----------   ----------     ------------       ---------

Balance at June 30, 2002                      34,075,639           $341    $354,822                           $51,597
Exercise of stock options                         67,521              1         623
Purchase of treasury shares
Issuance of common stock                         667,562              6       9,206
Non-cash compensation charge                                                     46
Tax benefit from stock options                                                  180
Comprehensive income:
Net income                                                                                                     27,492
Translation adjustments
                                              -----------    ----------   ----------     ------------       ---------


Total comprehensive income

Balance at June 30, 2003                      34,810,722            348     364,877                            79,089
Exercise of stock options and warrants         2,103,926             21      19,787
Purchase of treasury shares
Restricted stock grant                           150,000              2       3,133         $ (3,135)
Non-cash compensation charge                                                     46              326
Tax benefit from stock options                                                6,897
Comprehensive income:
Net income                                                                                                     27,008
Translation adjustments
                                              -----------    ----------   ----------     ------------       ---------
Total comprehensive income

Balance at June 30, 2004                      37,064,648            371     394,740           (2,809)         106,097
Exercise of stock options and warrants           411,350              4       5,237
Purchase of treasury shares
Restricted stock grant
Non-cash compensation charge                                                  3,713              937
Tax benefit from stock options                                                  827
Comprehensive income:
Net income                                                                                                     21,870
Translation adjustments
                                              -----------    ----------  ----------     ------------        ---------
Total comprehensive income

Balance at June 30, 2005                      37,475,998           $375    $404,517          $(1,872)        $127,967
                                              ===========    ==========  ==========     ============        =========



                                                                          Foreign
                                                                         Currency
                                                Treasury Stock          Translation                    Comprehensive
                                            Shares       Amount         Adjustment         Total           Income
                                            ---------   ----------      ------------     ----------    -------------

Balance at June 30, 2002                     306,917      $(3,875)         $ 963          $403,848
Exercise of stock options                                                                      624
Purchase of treasury shares                  299,702       (4,281)                          (4,281)
Issuance of common stock                                                                     9,212
Non-cash compensation charge                                                                    46
Tax benefit from stock options                                                                 180
Comprehensive income:
Net income                                                                                  27,492        $ 27,492
Translation adjustments                                                    3,676             3,676           3,676
                                            ---------   ----------      ------------     ----------    -------------

Total comprehensive income                                                                                $ 31,168
                                                                                                       =============
Balance at June 30, 2003                     606,619       (8,156)         4,639           440,797
Exercise of stock options and warrants                                                      19,808
Purchase of treasury shares                   64,937       (1,129)                          (1,129)
Restricted stock grant                                                                        --
Non-cash compensation charge                                                                   372
Tax benefit from stock options                                                               6,897
Comprehensive income:
Net income                                                                                  27,008        $ 27,008
Translation adjustments                                                    3,012             3,012           3,012
                                            ---------   ----------      ------------     ----------    -------------
Total comprehensive income                                                                                $ 30,020
                                                                                                       =============

Balance at June 30, 2004                     671,556       (9,285)         7,651           496,765
Exercise of stock options and warrants                                                       5,241
Purchase of treasury shares                  189,700       (3,460)                          (3,460)
Non-cash compensation charge                                                                 4,650
Tax benefit from stock options                                                                 827
Comprehensive income:
Net income                                                                                  21,870        $ 21,870
Translation adjustments                                                    2,397             2,397           2,397
                                            ---------   ----------      ------------     ----------    -------------
Total comprehensive income                                                                                 $24,267
                                                                                                       =============

Balance at June 30, 2005                     861,256    $ (12,745)      $ 10,048       $   528,290
                                            =========   ==========      ============   ============
See notes to consolidated financial statements.



THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                     Year Ended June 30
                                                                           ----------------------------------------
                                                                            2005            2004            2003
                                                                           ---------      -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $21,870        $ 27,008      $ 27,492
Adjustments to reconcile net income to net cash provided by
   operating activities:
SKU Rationalization charges                                                   12,142             -               -
Depreciation and amortization                                                 13,838           9,763         8,619
Provision for doubtful accounts                                                   68             438           103
Deferred income taxes                                                           (644)          3,968         7,864
Non-cash compensation                                                          4,650             372            46
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired brands:
Accounts receivable                                                            2,577          (5,230)       (4,973)
Inventories                                                                      496         (11,436)       (2,742)
Other current assets                                                          (6,977)         (2,086)       (1,167)
Other assets                                                                  (5,936)          1,888        (1,745)
Accounts payable and accrued expenses                                         (4,015)         (1,403)       (9,320)
Accrued restructuring and non-recurring charges                                    -               -        (5,805)
Recoverable income taxes                                                      (3,923)            622         3,389
Tax benefit of nonqualified stock options                                        827           6,897           180
                                                                           ---------      -----------    ----------
Net cash provided by operating activities                                     34,973          30,801        21,941
                                                                           ---------      -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of brands, net of cash acquired                                 (11,098)        (50,734)      (57,528)
Purchases of property and equipment                                           (9,890)         (9,918)       (9,157)
                                                                           ---------      -----------    ----------
Net cash used in investing activities                                        (20,988)        (60,652)      (66,685)
                                                                           ---------      -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) proceeds from bank revolving credit facility, net                  (9,500)         45,350        49,450
Payments on economic development revenue bonds                                (3,550)           (558)         (500)
Costs in connection with bank financing                                          (34)           (985)         (220)
Purchase of treasury stock                                                    (3,460)         (1,129)       (4,281)
Proceeds from exercise of options and warrants, net of related
   expenses                                                                    5,241          19,808           624
(Repayments) proceeds of other long-term debt, net                            (3,412)        (13,612)        4,100
                                                                           ---------      -----------    ----------
Net cash (used in) provided by financing activities                          (14,715)         48,874        49,173
                                                                           ---------      -----------    ----------
Effect of exchange rate changes on cash                                       (2,620)         (2,518)         (983)
                                                                           ---------      -----------    ----------
Net (decrease) increase in cash and cash equivalents                          (3,350)         16,505         3,446
Cash and cash equivalents at beginning of year                                27,489          10,984         7,538
                                                                           ---------      -----------    ----------
Cash and cash equivalents at end of year                                    $ 24,139        $ 27,489      $ 10,984
                                                                           =========      ===========    ==========
See notes to consolidated financial statements.


1.  BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Organic(R), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Boston Better Snacks(R), and Alba Foods(R). Our natural personal care product line is marketed under the JASON(R), Zia(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands.

We operate in one business segment: the sale of natural and organic food and personal care products. During the three years ended June 30, 2005, approximately 47%, 39% and 42% of our revenues were derived from products that are manufactured within our own facilities with 53%, 61% and 58% produced by various co-packers. In fiscal 2005, 2004 and 2003, there were no co-packers who manufactured 10% or more of our products.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit
Risk

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represents 20% of our trade receivables balance as of June 30, 2005 and two of our customers represent 28% and 25% of our trade receivables balance as of June 30, 2004 and 2003, respectively, we believe there is no credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid and collectible in the near future in the form of a chargeback receivable. Our estimate of this receivable balance ($4.5 million at June 30, 2005 and $6 million at June 30, 2004) could be different had we used different assumptions and judgments.

During the year ended June 30, 2005, sales to one customer and its affiliates approximated 22% of net sales. In fiscal 2004 and 2003, two customers accounted for approximately 20% and 12% of net sales and approximately 18% and 15% of net sales, respectively.

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

         Buildings and improvements                        10-31 years
         Machinery and equipment                           5-15 years
         Furniture and fixtures                            3-7 years
         Leasehold improvements                            3-10 years

Intangibles

Goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life unless the asset is determined to have an indefinite useful life. The carrying value of goodwill, which is allocated to reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment.

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

Advertising Costs

Media advertising costs, which are included in selling, general and administrative expenses, amounted to $4.0 million for fiscal 2005 and $5.6 million for each of the two fiscal years 2004 and 2003. Such costs are expensed as incurred.

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

Fair Values of Financial Instruments

At June 30, 2005 and 2004, we had $10.0 and $10.9 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2005 and 2004, the carrying values of these money market securities approximate their fair values.

We believe that the interest rates charged on our debt instruments approximate current borrowing rates and, accordingly, the carrying amounts of such debt at June 30, 2005 and 2004 approximate fair value.

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

Pro forma information regarding earnings and earnings per share is required by SFAS No. 123, and has been determined as if we have accounted for our stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates ranging from 4% to 6.77%; no dividend yield; volatility factors of the expected market price of our common stock of approximately 45% for fiscal 2005, 51% for fiscal 2004, and 55% for fiscal 2003; and a weighted-average expected life of the options of approximately 7 years in fiscal 2005 and five years in both 2004 and 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information is as follows:


                                                                    2005               2004               2003
                                                                -------------     --------------      -------------
Net income, as reported                                           $  21,870          $  27,008          $  27,492
Non-cash compensation charge net of related tax
   effects                                                            3,759                232                 30
Stock-based employee compensation expense
   determined under fair value method, net of related
   tax effects                                                       (8,886)            (3,921)           (11,365)
                                                                -------------     --------------      -------------
Pro forma net income                                              $  16,743          $  23,319          $  16,157
                                                                =============     ==============      =============
Basic net income per common share:
As reported                                                       $     .60         $      .77          $     .81
Pro forma                                                         $     .46         $      .66          $     .48
Diluted net income per common share:
As reported                                                       $     .59         $      .74          $     .79
Pro forma                                                         $     .45         $      .64          $     .47


In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123-R"). SFAS No. 123(R) requires the Company to measure compensation cost for all share-based payments at fair value for interim and annual periods beginning with the Company's fiscal year commencing July 1, 2005. As all outstanding unvested stock options were accelerated in June 2005 (see Note 12), there will be no stock option amortization expense in future periods unless additional stock options are granted.

Accounting for the Impairment of Long-Lived Assets

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.


                                                                        2005              2004             2003
                                                                      ----------       ----------       -----------
Numerator:
Net income                                                              $21,870          $27,008          $ 27,492
                                                                      ==========       ==========       ===========
Denominator (in thousands):
Denominator for basic earnings per share - weighted
   average shares outstanding during the period                          36,407           35,274            33,910

Effect of dilutive securities:
   Stock options and awards                                                 745              940               653
   Warrants                                                                   1               94               159
                                                                      ----------       ----------       -----------
                                                                            746            1,034               812
                                                                      ----------       ----------       -----------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions                       37,153           36,308            34,722
                                                                      ==========       ==========       ===========
Basic net income per share                                              $  0.60          $  0.77           $  0.81
                                                                      ==========       ==========       ===========
Diluted net income per share                                            $  0.59          $  0.74           $  0.79
                                                                      ==========       ==========       ===========


Options totaling 3,119,203 in 2005, 2,964,303 in 2004 and 4,528,953 in 2003,
were excluded from our earnings per share computations as their effects would have been anti-dilutive.

Reclassifications

We have made certain reclassifications to the prior years' consolidated financial statements and notes thereto to conform to the current year presentation.

4.  STOCK KEEPING UNIT RATIONALIZATION

During 2005, we evaluated the portfolio of stock keeping units ("SKUs") we maintained on our active list of products sold to our customers, and determined that there were numerous underperforming SKUs that should be eliminated based on their low volume of sales or insufficient margins due to disproportionate manufacturing and other costs. As a result, cost of sales for 2005 includes a charge for approximately $9.0 million of ingredient and finished goods inventories, including the costs of disposal, for SKUs eliminated, and selling, general and administrative expenses includes a charge for approximately $3.1 million for the write-off of deferred packaging design and other costs related to these SKUs. While the SKU rationalization impacted products across virtually all of our brands, approximately 20% of the charges were related to the discontinuance of our CarbFit line of low-carbohydrate products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2005, included in trademarks and other intangible assets on the balance sheet, is approximately $6.3 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives. Goodwill and indefinite-life intangible assets must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. We perform a test for impairment during the fourth quarter of our fiscal year. In accordance with SFAS No. 142, we have evaluated the fair value of our goodwill and indefinite-life intangible assets, and based on such evaluations, no impairment existed at July 1, 2002 or through June 30, 2005. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

The following table reflects the components of trademarks and other intangible assets:


                                                          2005                                   2004
                                         ----------------------------------      -----------------------------------
                                         Gross Carrying        Accumulated       Gross Carrying         Accumulated
                                             Amount            Amortization          Amount             Amortization
                                         --------------        ------------      --------------         ------------
Amortized intangible assets:
Other intangibles                             $  6,290              $2,657           $  4,189               $1,865
Non-amortized intangible assets:
Trademarks                                      63,861               6,484             59,953                6,484


Amortization of amortized intangible assets amounted to $.6 million in each of 2005 and 2004 and $.4 million in 2003, and is expected to approximate $.6 million in each of the next five fiscal years.

6.  ACQUISITIONS

Fiscal 2005

On April 4, 2005, we acquired 100% of the stock of privately held Zia Cosmetics, Inc., including the Zia(R) Natural Skincare brand, a respected leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers. The purchase price consisted of approximately $10 million in cash as well as the assumption of certain liabilities. The purchase price excludes the amount of contingency payments we may be obligated to pay. The contingency payments are based on the achievement by Zia of certain financial targets over an approximate two-year period following the date of acquisition. Such payments, which could total approximately $1.3 million, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The net assets acquired, as well as the sales and operations of Zia, are not material to the Company's consolidated financial position or the results of operations.

Fiscal 2004

On June 3, 2004, we acquired 100% of the stock of privately-held Jason Natural Products, Inc., a California-based manufacturer and marketer of natural personal care products. In recent years, Jason Natural Products has expanded its lines of natural personal care products by integrating a series of brands including Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) into its portfolio. The purchase price consisted of approximately $23.9 million in cash, plus the assumption of certain liabilities. At June 30, 2005, goodwill (not deductible for tax purposes) from this transaction approximated $25.9 million.

On May 27, 2004, we acquired substantially all of the assets and assumed certain liabilities of the Rosetto(R) and Ethnic Gourmet(R) brands of H.J. Heinz Company, LP, which owned approximately 16.7% of our common stock at the time of the transaction. These brands produce and market frozen pasta and natural ethnic frozen meals, respectively. The purchase price consisted of approximately $22.8 million in cash, plus the assumption of certain liabilities. At June 30, 2005, goodwill (deductible for tax purposes) from this transaction approximated $3.3 million, trademarks and other non-amortizable intangibles were $3.1 million, and other amortizable intangibles were valued at $0.7 million.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Jason Natural Products, Rosetto, and Ethnic Gourmet at the dates of the acquisitions:

Current assets                        $12,358
Property and equipment                 12,871
Other assets                              102
                                      -------

Total assets                           25,331
Liabilities assumed                     4,321
                                      -------

Net assets acquired                   $21,010
                                      =======

The balance sheet at June 30, 2005, includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We have completed all of the procedures required to finalize the purchase price allocation for Jason, Rosetto, and Ethnic Gourmet.

Our results of operations for the year ended June 30, 2005 includes the results of the above described fiscal 2004 acquisitions for the complete period. The following table presents information about sales and net income had the operations of the acquired brands been combined with our business as of the first day of each of the periods shown. This information has not been adjusted to reflect any changes in the operations of these brands subsequent to their acquisition by us. Changes in operations of these acquired brands include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the brands acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

                                                 2004                   2003
                                             ------------           ------------
Net sales                                     $  599,599             $  529,612
Net income                                        28,930                 29,197

Earnings per share:
  Basic                                       $      .82             $      .86
  Diluted                                            .80                    .84

Weighted average shares:
  Basic                                           35,274                 33,910
  Diluted                                         36,308                 34,722


In management's opinion, the unaudited pro forma results of operations is not indicative of the actual results that would have occurred had the JASON(R), Rosetto(R) and Ethnic Gourmet(R) acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On February 25, 2004, our subsidiary in Belgium acquired Natumi, AG, a German producer of non-dairy beverages and desserts marketed principally in retail channels in Europe. The purchase price consisted of approximately $1.75 million in cash as well as the assumption of certain liabilities. The purchase price excludes the amount of contingency payments we may be obligated to pay the former owner of Natumi. The contingency payments are based on the achievement by Natumi of certain financial targets over an approximate 3.5 year period following the date of acquisition. Such payments, which could total approximately 9 million euros, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The net assets acquired, as well as the sales and operations of Natumi, are not material to the Company's consolidated financial position or results of operations and, therefore, have not been included in the detailed information about our acquisitions.

Fiscal 2003

On June 17, 2003, we acquired 100% of the stock of privately-held Acirca, Inc., the owner of the Walnut Acres Organic(R) brand of organic fruit juices, soups, pasta sauces and salsas. Since June 2000, the financial and investment group Acirca, Inc. had expanded Walnut Acres, its premier certified organic food and beverage brand, by integrating a series of organic brands including Mountain Sun(R), ShariAnn's(R), Millina's Finest(R), and Frutti di Bosco(R) into its Walnut Acres flagship. The acquisition of these product lines allows us to add natural and organic juices and sauces to our product offerings, and enhance our offerings of soups and salsas. The purchase price consisted of approximately $9.0 million in cash, 134,797 shares of our common stock valued at $2.2 million, plus the assumption of certain liabilities. At June 30, 2005, goodwill (not deductible for tax purposes) from this transaction approximated $11.3 million.

On December 2, 2002, we acquired substantially all of the assets and assumed certain liabilities of privately-held Imagine Foods, Inc. ("Imagine") in the United States and the United Kingdom. Imagine is a non-dairy beverage company specializing in aseptic and refrigerated rice and soymilks, organic aseptic soups and broths, and organic frozen desserts in the U.S., Canada, and Europe. The acquisition of these product lines is expected to enhance our existing market positions in non-dairy beverages and soups while adding frozen dessert products to our offerings to customers. The purchase price consisted of approximately $44.2 million in cash, 532,765 shares of our common stock valued at $7.0 million, plus the assumption of certain liabilities. At June 30, 2005, goodwill (deductible for tax purposes) from this transaction was valued at $40.0 million, trademarks and other non-amortizable intangibles were $15.7 million, and patents and other amortizable intangibles were valued at $1.0 million.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Acirca and Imagine at the dates of the acquisitions:

        Current assets                                 $17,714
        Property and equipment                           2,409
                                                      ---------

        Total assets                                    20,123
        Liabilities assumed                             14,937
                                                      ---------

        Net assets acquired                            $ 5,186
                                                      =========

The balance sheet at June 30, 2005 includes the assets acquired and liabilities assumed valued at fair market value at the date of purchase. We have completed all of the procedures required to finalize the purchase price allocation for Imagine and Acirca.

Our results of operations for the years ended June 30, 2005 and 2004 include the results of the above described fiscal 2003 acquisitions for the complete period. The following table presents information about sales and net income had the operations of the acquired brands been combined with our business as of the first day of the period shown. This information has not been adjusted to reflect any changes in the operations of these brands subsequent to their acquisition by us. Changes in operations of these acquired brands include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the brands acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

                                                                 2003
                                                               ----------
         Net sales                                              $524,176
         Net income                                               20,142

         Earnings per share:
             Basic                                              $   0.59
             Diluted                                                0.57
         Weighted average shares:
             Basic                                                34,261
             Diluted                                              35,073

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

7.  INVENTORIES

Inventories consist of the following at June 30:


                                                                              2005                 2004
                                                                          ----------           -----------
            Finished goods                                                  $48,240              $56,132
            Raw materials, work-in-process and packaging                     28,257               30,741
                                                                          ----------           -----------
                                                                            $76,497              $86,873
                                                                          ==========           ===========


8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30:


                                                                                    2005                2004
                                                                               -----------         ------------
Land                                                                            $   7,481           $   8,113
Buildings and improvements                                                         31,766              29,867
Machinery and equipment                                                            89,331              79,275
Furniture and fixtures                                                              2,542               2,527
Leasehold improvements                                                              2,955               3,478
Construction in progress                                                            3,164               4,541
                                                                               -----------         ------------
                                                                                  137,239             127,801
Less:
  Accumulated depreciation and amortization                                        49,035              40,799
                                                                               -----------         ------------
                                                                                 $ 88,204            $ 87,002
                                                                               ===========         ============


Assets held under capital leases, which are included within machinery and equipment at June 30, 2005 and 2004, are not material.

9.  LONG-TERM DEBT

Long-term debt at June 30 consists of the following:


                                                                                    2005                2004
                                                                                ----------         -----------
Senior Revolving Credit Facilities payable to banks                               $89,700           $  99,200
Capital leases on machinery and equipment                                             386               1,881
Other debt instruments                                                              4,976               6,508
Economic Development Revenue Bonds, repaid November 2004                                -               3,550
                                                                                ----------         -----------
                                                                                   95,062             111,139
Current Portion                                                                     2,791               6,845
                                                                                ----------         -----------
                                                                                 $ 92,271           $ 104,294
                                                                                ==========         ===========



On April 22, 2004, we entered into a new $300 million credit facility (the "Credit Facility") with a bank group led by our existing bank agents for a five-year term expiring in April 2009. The Credit Facility provides for an uncommitted $50 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2005, $89,700 million was borrowed under the Credit Facility at an average interest rate of 3.7%.

Capital Leases

Capital leases on machinery and equipment of $0.4 million bear interest at rates ranging from 2.0% to 12.3% and are due in monthly installments through July 2007.

The aggregate minimum future lease payments for all capital leases at June 30, 2005 are as follows:

                  2006                           $ 294
                  2007                              85
                  2008                               7
                                               ---------
                                                 $ 386
                                               =========

Other Debt Instruments

Other debt instruments consist of borrowings by our European operations under several arrangements with a member of the group of banks that provide our Credit Facility. These borrowings include $1.9 million under revolving credit facilities with interest rates approximating 3.9%, and notes payable of $1.5 million, the majority of which is payable in quarterly installments plus interest at 4.85% over a three year period through May 2008.

Economic Development Bonds

Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (1.3% at June 30, 2004) and are secured by a letter of credit. The Bonds, which would have matured November 1, 2009, were repaid in 2005.

Maturities of all debt instruments at June 30, 2005, are as follows:

                  2006                           $    2,791
                  2007                                2,081
                  2008                                  490
                  2009                               89,700
                                                 ----------
                                                 $   95,062
                                                 ==========

Interest paid (which approximates the related expense) during the years ended June 30, 2005, 2004 and 2003 amounted to $3,899, $2,484 and $1,566, respectively.

10.  INCOME TAXES

The provision for income taxes for the years ended June 30, 2005, 2004 and 2003 is presented below.


                                                                       2005              2004             2003
                                                                    -----------      ------------     ------------
         Current:
         Federal                                                     $  8,790          $  7,418         $   4,906
         State                                                          1,841             1,612             2,372
         Foreign                                                        2,639             3,380             1,530
                                                                    -----------      ------------     ------------
                                                                       13,270            12,610             8,808
         Deferred Federal and State                                      (629)            3,770             7,864
                                                                    -----------      ------------     ------------
         Total                                                       $ 12,641          $ 16,380         $  16,672
                                                                    ===========      ============     ============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of our deferred tax asset/(liability) as of June 30 are as follows:


                                                                                      2005               2004
                                                                                  -------------     --------------
         Current deferred tax assets:
           Basis difference on inventory                                            $    4,240         $    2,007
           Allowance for doubtful accounts                                                 224                732
           Net operating loss carryforwards                                                191                191
           Reserves not currently deductible                                             1,016                181
                                                                                  -------------     --------------

         Current deferred tax assets                                                     5,671              3,111
                                                                                  -------------     --------------
         Noncurrent deferred tax liabilities:
           Difference in amortization                                                  (13,899)           (12,486)
           Basis difference on property and equipment                                   (6,420)            (5,667)

         Noncurrent deferred tax assets:
           Net operating loss carryforwards                                              3,024              3,346
            Stock options as compensation                                                  572                  -
                                                                                  -------------     --------------

         Noncurrent deferred tax liabilities, net                                      (16,723)           (14,807)
                                                                                  -------------     --------------
                                                                                    $  (11,052)        $  (11,696)
                                                                                  =============     ==============


Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company's provision for income taxes for the years ended June 30 are as follows:


                                                    2005         %           2004         %         2003        %
                                                   --------    --------    ---------   ---------  ---------   -------
Expected U.S. federal income tax at statutory      $12,079        35%       $15,185       35.0%   $15,457      35.0%
rate
State income taxes, net of federal benefit             997        2.9         1,501        3.5      1,653       3.7
Stock options                                          766        2.2             -        -            -        -
Foreign income at different rates                      160        0.5           448        1.0        297       0.7
Other                                               (1,361)      (3.9)         (754)      (1.7)      (735)     (1.7)
                                                   --------    --------    ---------   ---------  ---------   -------
Provision for income taxes                         $12,641       36.7%      $16,380       37.8%   $16,672      37.7%
                                                   ========    ========    =========   =========  =========   =======


Income taxes paid during the years ended June 30, 2005, 2004 and 2003 amounted to $14.6 million, $4.7 million and $5.2 million, respectively.

11.  STOCKHOLDERS' EQUITY

Restricted Stock Grant

In accordance with the terms of the employment agreement with our Chief Executive Officer ("CEO"), on February 24, 2004, we granted 150,000 shares of restricted common stock to our CEO. On the grant date, the market value of our common stock was $20.90 per share and, therefore, the total market value of the grant approximated $3.1 million. These shares will vest ratably from the date of grant through expiration of the employment agreement on June 30, 2007. Through June 30, 2005, 60,414 shares have vested. For the years ended June 30, 2005 and 2004, approximately $0.9 million and $0.3 million are included in non-cash compensation.

Preferred Stock

We are authorized to issue "blank check" preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2005 and 2004, no preferred stock was issued or outstanding.

Warrants

In connection with an acquisition in 1997, we issued warrants to Argosy Investment Corp. ("Argosy") to acquire 100,000 shares of our common stock at an exercise price of $12.688. In fiscal 2003 and 2002, Argosy exercised no warrants. In fiscal 2001, Argosy exercised 26,666 of these warrants, resulting in proceeds of $0.3 million. In fiscal 2004, Argosy exercised 36,667 of the warrants resulting in proceeds of $0.5 million. During fiscal 2005, the remaining 36,667 warrants were exercised resulting in proceeds of $0.5 million.

In fiscal 2001, Argosy exercised warrants previously granted in 1994 to acquire 104,100 of our common stock at an exercise price of $3.25. During fiscal 2004, the remaining 322,764 warrants were exercised resulting in proceeds of $1.0 million.

12.  STOCK OPTION PLANS

Acceleration of Vesting of Stock Options

In June 2005, our board of directors approved the acceleration of the vesting of all outstanding unvested stock options held by employees. This action was taken in order to reduce future compensation charges for these stock options and to provide an incentive to employees in view of the uncertainty of future equity-based compensation with the pending implementation of SFAS No. 123(R). As a result of this action, approximately 1.2 million outstanding unvested stock options were accelerated (approximately 56,000 of which were at exercise prices greater than market price at the date of acceleration), substantially all of which were granted in August 2004 at an exercise price of $16.01 per share with original vesting through August 2006. We recognized a charge to earnings for the difference between the market value of our stock on the date of acceleration and the exercise price of the options, such charge amounting to approximately $3.7 million ($3.1 million net of tax) for the year ended June 30, 2005. As a result of this action, there will be no stock option amortization expense in future periods unless additional stock options are granted.

Hain

In December 1994, we adopted the 1994 Long-Term Incentive and Stock Award Plan, which amended and restated our 1993 stock option plan. On December 9, 1997, the stockholders of Hain approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 345,000 to 1,200,000 shares. In December 1998, the plan was further amended to increase the number of shares issuable by 1,200,000 bringing the total shares issuable under this plan to 2,400,000. In December 1999, the plan was further amended to increase the number of shares issuable by 1,000,000 bringing the total shares issuable under this plan to 3,400,000. In May 2000, the plan was further amended to increase the number of shares issuable by 3,000,000 bringing the total shares issuable under this plan to 6,400,000. The plan provides for the granting of incentive stock options to employees, directors and consultants to purchase shares of our common stock. All of the options granted to date under the plan have been incentive and non-qualified stock options providing for exercise prices equivalent to the fair market price at date of grant, and expire ten years after date of grant. Vesting terms are determined at the discretion of the Company. During 2003, options to purchase 565,000 shares were granted at prices ranging from $12.13 to $16.30 per share. During 2004, options to purchase 195,550 shares were granted at prices ranging from $18.25 to $20.90. During 2005, options to purchase 212,500 shares were granted at a price of $16.01. At June 30, 2005, 5,832 options were available for grant under this plan.

In October 2002, we adopted a new Long-Term Incentive and Stock Award Plan. The plan provides for the granting of stock options and other equity awards to employees, directors and consultants to purchase shares of our common stock. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. In December 2003, the plan was amended to increase the number of shares issuable by 1,500,000 shares to 3,100,000 shares. All of the options granted to date under the plan have been incentive and non-qualified stock options providing for exercise price equivalent to the fair market price at the date of grant and expire ten years after the date of grant. Vesting terms are determined at the discretion of the Company. During 2003, options to purchase 1,471,200 shares were granted at prices ranging from $11.84 to $16.24 per share. During 2004, options to purchase 116,300 shares were granted at prices ranging from $15.85 to $18.63 per share. During 2005, options to purchase 1,545,400 shares were granted at prices ranging from $16.01 to $20.57 per share. At June 30, 2005, 92,200 options were available for grant under this plan.

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

In May 2000, we adopted a new Directors Stock Option Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. In De-cember 2003, the plan was amended to increase the number of shares issuable by 200,000 shares to 950,000 shares. At June 30, 2001, no options were granted under this plan. During 2003, options for an aggregate of 300,000 shares were granted at prices ranging from $12.13 to $17.88 per share. During 2004, options for an aggregate of 163,000 shares were granted at prices ranging from $18.03 to $22.08. During 2005, options to purchase 67,500 shares were granted at a price of $18.11 per share. At June 30, 2005, 219,500 options were available for grant under this plan.

We also have a 1993 Executive Stock Option Plan pursuant to which we granted our CEO options to acquire 600,000 shares of our common stock. The exercise price of options designed to qualify as incentive options was $3.58 per share and the exercise price of non-qualified options was $3.25 per share. No exercises were made during 2003. During fiscal 2004, the remaining outstanding 535,000 options were exercised. As of June 30, 2004, no additional shares are available for grant under this plan.

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

A summary our stock option plans' activity for the three years ended June 30, 2005 follows:


                                                  2005                       2004                      2003
                                       --------------------------   ----------------------- -------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                       Exercise                  Exercise                  Exercise
                                          Options        Price        Options     Price       Options       Price
                                       ------------   -----------   -----------  ---------- -----------   -----------
Outstanding at beginning of year         6,769,437       $18.67      8,266,721     $17.05    6,023,383       $18.72
Granted                                  1,829,900        16.35        474,850      20.23    2,347,700        12.92
Exercised                                 (374,683)       12.75     (1,744,495)     10.92      (67,821)        9.24
Terminated                                (126,550)       21.57       (227,639)     20.95      (36,541)       23.17
                                       ------------   -----------   -----------  ---------- -----------   -----------
Outstanding at end of year               8,098,104       $18.37      6,769,437     $18.67    8,266,721       $17.75
                                       ============   ===========   ===========  ========== ===========   ===========
Exercisable at end of year               8,098,104       $18.37      6,162,554     $19.09    6,675,738       $18.18
                                       ============   ===========   ===========  ========== ===========   ===========
Weighted average fair value of
  options granted during year             $  16.35                     $  9.77                  $12.95
                                       ============                 ===========             ===========


The following table summarizes information for stock options outstanding at June 30, 2005:


                                Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------------------    -------------------------------
                                                       Weighted
                                                        Average          Weighted          Options         Weighted
                                    Options            Remaining          Average        Exercisable       Average
           Range of               Outstanding         Contractual        Exercise           as of          Exercise
       Exercise Prices         as of 06/30/2005     Life (in years)        Price         06/30/2005         Price
----------------------------   ----------------     ---------------      ----------      ------------      -----------
      $2.94 -   $6.75                420,644              15.8             $  4.18           420,644         $  4.18
       6.76 -   12.50                663,145               7.3               11.79           663,145           11.79
      12.51 -   17.65              3,030,412               7.5               15.95         3,030,412           15.95
      17.66 -   19.19                922,700               6.6               18.10           922,700           18.10
      19.20 -   22.73              1,456,830               6.0               21.07         1,456,830           21.07
      22.74 -   25.68                160,930               3.7               23.50           160,930           23.50
      25.69 -   29.35              1,227,193               5.1               26.78         1,227,193           26.78
      29.36 -   33.01                216,250               5.2               31.54           216,250           31.54
                               ----------------     ---------------      ----------      ------------      -----------
                                   8,098,104               6.4             $  18.37        8,098,104         $ 18.37
                               ================     ===============      ==========      ============      ===========


There were 8,413,636 shares of Common Stock reserved for future issuance as of June 30, 2005.

Common Stock Issued - Business Acquisitions

As part of the Imagine and Acirca acquisitions consummated during fiscal 2003, 667,562 common shares were issued to the sellers, valued at approximately $9.2 million in the aggregate.

13.  LEASES

Our corporate headquarters are located in approximately 35,000 square feet of leased office space in Melville, New York, under a lease which expires in December 2012. In addition, the Company leases manufacturing and warehouse space under leases which expire through 2013. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2005, are as follows:

         2006                                      $  5,354
         2007                                         4,813
         2008                                         2,939
         2009                                         2,812
         2010                                         2,619
         Thereafter                                   5,388
                                                   ---------
                                                   $ 23,925
                                                   =========

Rent expense charged to operations for the years ended June 30, 2005, 2004 and 2003 was approximately $5,491, $4,087 and $4,200, respectively.

14.  SEGMENT INFORMATION

Our company is engaged in one business segment: the manufacturing, distribution and marketing of natural and organic food and personal care products. We define business segments as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by our chief operating decision maker.

The Company's sales by product category are as follows:

                              2005                2004                 2003
                           ---------         -----------           ----------
         Grocery           $343,445            $303,377             $247,315
         Snacks              87,207              78,554               69,036
         Tea                100,871              95,786               92,048
         Other               88,444              66,341               58,060
                           ---------         -----------           ----------
                           $619,967            $544,058             $466,459
                           =========         ===========           ==========

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area are as follows:


                                 2005                             2004                              2003
                    ------------------------------   --------------------------------   -----------------------------
                     United                           United                             United
                     States    Canada     Europe      States      Canada     Europe      States     Canada    Europe
                    --------   -------    --------   ---------    --------  ---------   ---------  --------  --------

Net sales           $489,096   $46,833     $84,038    $433,787     $48,326    $61,945    $385,569   $41,498   $39,392
Earnings before
  income taxes        26,743     3,291       4,477      34,437       4,670      4,281      37,287     5,460     1,417
Long lived assets    426,571    50,082      36,289     425,563      43,424     16,930     374,957    39,541    17,342


15.  DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan ("Plan") to provide retirement benefits for eligible employees. All full-time employees of Hain and our domestic subsidiaries who have attained the age of 21 are eligible to participate upon completion of 30 days of service. The subsidiary Yves Veggie Cuisine has its own separate Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Yves who meet eligibility requirements may participate in that plan. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2005, 2004 and 2003, we made contributions to the Plan of $295, $244 and $228, respectively.

16.  LITIGATION

From time to time, the Company is involved in litigation, incidental to the conduct of its business. In the opinion of management, disposition of pending litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

17. SUBSEQUENT EVENTS

Hain Pure Protein Corporation

On July 1, 2005, the Company acquired a 50.1% controlling interest in Hain Pure Protein Corporation ("HPP"), with the remaining minority interest of 49.9% acquired by Pegasus Capital Advisors, LP, a private equity firm. On the same date, HPP acquired the business and assets, subject to certain liabilities, of College Hill Poultry, a processor of natural and organic, antibiotic and hormone free chickens. The Company's investment in HPP is not, and the sales and operating results of HPP are not expected to be, material to the Company's consolidated financial position or results of operations.

Alliance with Yeo Hiap Seng Limited

On August 3, 2005, the Company and Yeo Hiap Seng Limited ("YHS"), a Singapore based natural food and beverage company listed on the Singapore Stock Exchange, entered into an agreement to exchange, and subsequently did exchange, $2 million in equity investments in each other resulting in the issuance of 100,482 shares of the Company's common stock to YHS and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. These investments represent the completion of the first stage of an alliance established between the Company and YHS which is expected to result in the pursuit of joint interests in marketing and distribution of food and beverages and product development.

Spectrum Organic Products, Inc.

On August 23, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Spectrum Organic Products, Inc. ("Spectrum") whereby the Company will acquire all of the issued and outstanding stock of Spectrum.

Spectrum is a California-based leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals(R) brand and essential fatty acid nutritional supplements under the Spectrum Essentials(R) brand, sold mainly through natural food retailers. Spectrum reported sales of $49.9 million for its last fiscal year.

Upon the effective time of the merger, the Company will pay approximately $0.705 per share, adjusted to reflect Spectrum's estimate of their expenses and the price adjustment provisions set forth in the Merger Agreement. The total consideration to be paid by the Company to Spectrum's shareholders is expected to be approximately $34,500,000, which shall be comprised of 50% cash and 50% of the Company's common stock. The value of the common stock portion of the consideration is subject to an adjustment based upon the closing price of the Company's common stock immediately prior to the closing of the merger, which is expected to take place in November 2005. The transaction has been approved by the boards of directors of both companies and is subject to approval by Spectrum's shareholders and other customary conditions.

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

Management's Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the published financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment, we believe that, as of June 30, 2005, our internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm


The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying The Hain Celestial Group, Inc.'s (the Company) Management Assessment Report, that the Company maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005 of the Company and our report dated August 31, 2005 expressed an unqualified opinion thereon.

                                                     /s/Ernst & Young LLP

Melville, New York
August 31, 2005

Changes in Internal Controls over Financial Reporting.

There were no significant changes in our internal controls over financial reporting during the fourth fiscal quarter of the period covered by this report.

Item 9B.    Other Information

Not applicable.

                                    PART III

Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13, "Certain Relationships and Related Transactions", and Item 14, "Principal Accountant Fees and Services" have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 15, 2005, at which meeting the stockholders will vote upon election of the directors. This information in such Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1) List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2005 and 2004

Consolidated Statements of Income - Years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders' Equity - Years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years ended June 30, 2005, 2004 and 2003

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


10.6 Form of Indemnification Agreement (incorporated by reference to Exhibit
     10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9,
     2005).

10.7 Form of Change in Control Agreement (incorporated by reference to Exhibit
     10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9,
     2005).


10.8 Amendment and Waiver, dated as of March 7, 2005, to Amended and Restated Credit Agreement dated as of April 22, 2004 by and among the Company, the lenders which from time to time are parties thereto, Fleet National Bank, a Bank of America company, as administrative agent, SunTrust Bank and KeyBank National Association, as co-syndication agents, and HSBC Bank USA, National Association and First Pioneer Farm Credit, ACA, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 11, 2005).


10.9 Agreement and Plan of Merger dated as of August 23, 2005, by and between The Hain Celestial Group, Inc. and Spectrum Organic Products, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on August 26, 2005).


10.10 Voting and Support Agreement dated as of August 23, 2005, by and between The Hain Celestial Group, Inc. and Jethren Phillips (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Commission on August 26, 2005).

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

31.1(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and
     Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and
     Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a) Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a) Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a - Filed herewith

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts


             Column A                    Column B                 Column C                Column D        Column E
----------------------------------    -------------     ------------------------------  -------------   ------------
                                                                 Additions
                                                        ------------------------------
                                        Balance at       Charged to     Charged to                       Balance of
                                       beginning of      costs and    other accounts -   Deductions -      end of
                                          period          expenses       describe        describe          period
                                       ------------     ------------  ----------------  -------------   ------------
Year Ended June 30, 2005 Deducted
  from asset accounts:
Allowance for doubtful accounts           $2,185           $  68         $      -          $ 179 (2)    $  2,074
Year Ended June 30, 2004 Deducted
  from asset accounts:
Allowance for doubtful accounts           $1,748           $ 437         $   10 (1)        $  10 (2)    $  2,185
Year Ended June 30, 2003 Deducted
  from asset accounts:
Allowance for doubtful accounts           $1,002           $ 610         $  190 (1)        $  54 (2)    $  1,748



(1) Allowance for doubtful accounts at dates of acquisitions of acquired brands.

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

                              THE HAIN CELESTIAL GROUP, INC.


                              By:    /s/ Irwin D. Simon
                                     --------------------------------------
                                     Irwin D. Simon
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors




                              By:    /s/ Ira J. Lamel
                                     ---------------------------------------
                                     Ira J. Lamel
                                     Executive Vice President and
                                     Chief Financial Officer




Date: September 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                                  Date

/s/ Irwin D. Simon                       President, Chief Executive Officer     September 13, 2005
---------------------------------------  and Chairman of the Board of
Irwin D. Simon                           Directors

/s/ Ira J. Lamel                         Executive Vice President and Chief     September 13, 2005
---------------------------------------  Financial Officer
Ira J. Lamel

/s/ Barry J. Alperin                     Director                               September 13, 2005
---------------------------------------
Barry J. Alperin

/s/ Beth L. Bronner                      Director                               September 13, 2005
---------------------------------------
Beth L. Bronner

/s/ Jack Futterman                       Director                               September 13, 2005
---------------------------------------
Jack Futterman

/s/ Daniel R. Glickman                   Director                               September 13, 2005
---------------------------------------
Daniel R. Glickman

/s/ Marina Hahn                          Director                               September 13, 2005
---------------------------------------
Marina Hahn

/s/ Andrew R. Heyer                      Director                               September 13, 2005
---------------------------------------
Andrew R. Heyer

/s/ Roger Meltzer                        Director                               September 13, 2005
---------------------------------------
Roger Meltzer

                                         Director                               September 13, 2005
---------------------------------------
Mitchell A. Ring

/s/ Lewis D. Schiliro                    Director                               September 13, 2005
---------------------------------------
Lewis D. Schiliro

/s/ D. Edward I. Smyth                   Director                               September 13, 2005
---------------------------------------
D. Edward I. Smyth

/s/ Larry S. Zilavy                      Director                               September 13, 2005
---------------------------------------
Larry S. Zilavy


                                                                    Exhibit 21.1


                                                             Jurisdiction of
Subsidiary                                                   Incorporation
----------                                                   -------------

Acirca, Inc.                                                 Delaware
Celestial Seasonings, Inc.                                   Delaware
Natural Nutrition Group, Inc.                                Delaware
Health Valley Company                                        Delaware
Arrowhead Mills, Inc.                                        Delaware
AMI Operating, Inc.                                          Texas
DeBoles Nutritional Foods, Inc.                              New York
Hain Pure Food Co., Inc.                                     California
Kineret Foods Corporation                                    New York
Westbrae Natural, Inc.                                       Delaware
Westbrae Natural Foods, Inc.                                 California
Little Bear Organic Foods, Inc.                              California
Dana Alexander, Inc.                                         New York
Terra Chips, B.V.                                            Netherlands
Hain-Yves, Inc.                                              Delaware
Hain-Celestial Canada, ULC                                   Nova Scotia
Hain Celestial Europe B.V.                                   Netherlands
Hain Celestial Belgium BVBA                                  Belgium
Jason Natural Products, Inc.                                 California
Yves Fine Foods Inc.                                         Nevada
Fruit Specialties B.V.                                       Netherlands
The Organic Production S.A.                                  Belgium
W.S.L. NV                                                    Belgium
Grains Noirs SA                                              Belgium
Societe Anonyme de Gestion et D'administration SA            Belgium
Natumi AG                                                    Germany
Hain Europe NV                                               Belgium
Lima SA/NV                                                   Belgium
Lima France S.A.R.L.                                         France
Biomarche S.C.R.L.                                           Belgium
Zia Cosmetics, Inc.                                          California
Hain Pure Protein Corporation                                Delaware

                                                                    Exhibit 23.1


            Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in the Registration Statement (Form S-8 Nos. 333-33828, 333-102017 and 333-111881), Post-Effective Amendment No. 1
to the Registration Statement (Form S-4 on Form S-8 No. 333-33830) and Post-Effective Amendment No. 1 to the Registration Statement (Form S-8 No. 333-38915), and the Registration Statements (Form S-3 Nos. 333-59761, 333-77137, 333-65618, 333-57806, 333-73808 and 333-106940) of The Hain Celestial Group,
Inc. and Subsidiaries and in the related Prospectus of our reports dated August 31, 2005, with respect to the consolidated financial statements and schedule of The Hain Celestial Group, Inc. and Subsidiaries, The Hain Celestial Group Inc.'s management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of The Hain Celestial Group, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended June 30, 2005.



                                                     /s/ Ernst & Young LLP


Melville, New York
September 13, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: September 13, 2005

                                /s/ Irwin D. Simon
                                --------------------------------------
                                Irwin D. Simon
                                President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: September 13, 2005

                                 /s/ Ira J. Lamel
                                 ---------------------------------
                                 Ira J. Lamel
                                 Executive Vice President
                                 and Chief Financial Officer

                                                                    EXHIBIT 32.1


     CERTIFICATION FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the period ended June 30, 2005 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Irwin D. Simon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 13, 2005

                                   /s/ Irwin D. Simon
                                   --------------------------------------
                                   Irwin D. Simon
                                   President and Chief Executive Officer




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

                                                                    EXHIBIT 32.2


                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the period ended June 30, 2005 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Ira J. Lamel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 13, 2005

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