Form 10-K/A
period 2005-06-30
HAIN CELESTIAL GROUP INC
filed 2005-11-02
CIK 910406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (Amendment No. 1)

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


                       Documents Incorporated by Reference

                                                        Part of the Form 10-K
               Document                                 into which Incorporated

The Hain Celestial Group, Inc. Definitive Proxy                  Part III
Statement for the Annual Meeting of Stockholders to be Held December 1, 2005


                                EXPLANATORY NOTE

The undersigned registrant hereby amends the Form 10-K originally filed on September 13, 2005 (the "Form 10-K") in order to reflect the change in the date of the registrant's Annual Meeting of Stockholders from November 15, 2005 to December 1, 2005, as well as certain other minor updates and language changes. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K. Investors should rely on the Form 10-K and amendments thereto for information regarding the fiscal year ended June 30, 2005.

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

General

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Organic(TM), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Boston Better Snacks(R), and Alba Foods(R). Our natural personal care products line is marketed under the JASON(R), Zia(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands.

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

o On June 17, 2003, we acquired Acirca, Inc., a New York based manufacturer, distributor and marketer of natural and organic juices, pasta sauces, soups and salsas under the Walnut Acres Organic(TM) brand.

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

Products

Grocery

We develop, manufacture, market and distribute a comprehensive line of natural and organic grocery products consisting of over 1,500 branded items in numerous categories including non-dairy drinks (soy and rice milk), popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking oils, granolas, granola bars, cereal bars, canned, aseptic and instant soups, chilis, packaged grain, nut butters and nutritional oils, juices, frozen desserts, pastas and ethnic meals, as well as other food products. Our Hain(R), Westbrae(R), Westsoy(R), Imagine(R), Rice Dream(R), Soy Dream(R), Walnut Acres Organic(TM), Ethnic Gourmet(R), Bearitos(R), Arrowhead Mills(R), DeBoles(R), Health Valley(R), Hollywood(R), Casbah(R), Breadshop's(R), Nile Spice(R), Earth's Best(R) and Lima(R) brands comprise this full line of natural or organic grocery products. We are a leader in many of the top natural food categories. Natural foods are defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of our products are also made with "organic" ingredients that are grown without dependence upon artificial pesticides, chemicals or fertilizers. Grocery accounted for approximately 55% of total net sales in 2005, 56% in 2004 and 53% in 2003.

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

Trademarks

We believe that brand awareness is a significant component in a consumer's decision to purchase one product over another in the highly competitive food and beverage industry. Our trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills(R), Bearitos(R), Breadshop's(R), Casbah(R), Celestial Seasonings(R), DeBoles(R), Earth's Best(R), Estee(R), Ethnic Gourmet(R), Garden of Eatin'(R), Hain Pure Foods(R), Health Valley(R), Imagine(R), JASON(R), Zia(R), Orjene(R), Shaman Earthly Organics(TM), Heather's(R), Little Bear Organic Foods(R), Nile Spice(R), Rice Dream(R), Rosetto(R), Soy Dream(R), Terra(R), Walnut Acres Organic(TM), Westbrae(R), Westsoy(R), Lima(R), Biomarche(R) and Yves Veggie Cuisine(R). Celestial Seasonings(R) has trademarks for most of its best-selling teas, including Sleepytime(R), Lemon Zinger(R), Mandarin Orange Spice(R), Red Zinger(R), Wild Berry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Raspberry Zinger(R).

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

o On June 17, 2003, we acquired Acirca, Inc., a New York based manufacturer, distributor and marketer of natural and organic juices, pasta sauces, soups and salsas under the Walnut Acres Organic(TM) brand.

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


1.  BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Organic(TM), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Boston Better Snacks(R), and Alba Foods(R). Our natural personal care product line is marketed under the JASON(R), Zia(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands.

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

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2005, included in trademarks and other intangible assets on the balance sheet, is approximately $6.3 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives. Goodwill and indefinite-life intangible assets must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. We perform a test for impairment during the fourth quarter of our fiscal year. Effective with Fiscal 2005, we changed the date of our annual impairment test to April 1st. Previously, we performed this annual impairment test on May 31st, with the most recent prior test occurring on May 31, 2004. We determined this change in accounting principle is preferable because the timing of the test is now aligned with quarterly financial accounting procedures and financial information, and provides additional time for completing the impairment testing given current and expected future accelerated Form 10-K filing dates. In accordance with SFAS No. 142, we have evaluated the fair value of our goodwill and indefinite-life intangible assets, and based on such evaluations, no impairment existed at July 1, 2002 or through June 30, 2005. Additionally, the change in accounting principle had no effect on the 2005 financial statements because the inputs to the impairment calculations at April 1st are similar to those that would have been used at May 31st. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

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

Fiscal 2003

On June 17, 2003, we acquired 100% of the stock of privately-held Acirca, Inc., the owner of the Walnut Acres Organic(TM) brand of organic fruit juices, soups, pasta sauces and salsas. Since June 2000, the financial and investment group Acirca, Inc. had expanded Walnut Acres, its premier certified organic food and beverage brand, by integrating a series of organic brands including Mountain Sun(R), ShariAnn's(R), Millina's Finest(R), and Frutti di Bosco(R) into its Walnut Acres flagship. The acquisition of these product lines allows us to add natural and organic juices and sauces to our product offerings, and enhance our offerings of soups and salsas. The purchase price consisted of approximately $9.0 million in cash, 134,797 shares of our common stock valued at $2.2 million, plus the assumption of certain liabilities. At June 30, 2005, goodwill (not deductible for tax purposes) from this transaction approximated $11.3 million.

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

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                                     /s/Ernst & Young LLP

Melville, New York
August 31, 2005

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

                                    PART III

Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13, "Certain Relationships and Related Transactions", and Item 14, "Principal Accountant Fees and Services" have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 1, 2005, at which meeting the stockholders will vote upon election of the directors. This information in such Proxy Statement is incorporated herein by reference.

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


18.1(a) Letter from Independent Registered Public Accounting Firm - Ernst &
     Young LLP.

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




Date: November 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                                  Date

/s/ Irwin D. Simon                       President, Chief Executive Officer     November 1, 2005
---------------------------------------  and Chairman of the Board of
Irwin D. Simon                           Directors

/s/ Ira J. Lamel                         Executive Vice President and Chief     November 1, 2005
---------------------------------------  Financial Officer
Ira J. Lamel

/s/ Barry J. Alperin                     Director                               November 1, 2005
---------------------------------------
Barry J. Alperin

/s/ Beth L. Bronner                      Director                               November 1, 2005
---------------------------------------
Beth L. Bronner

/s/ Jack Futterman                       Director                               November 1, 2005
---------------------------------------
Jack Futterman

/s/ Daniel R. Glickman                   Director                               November 1, 2005
---------------------------------------
Daniel R. Glickman

/s/ Marina Hahn                          Director                               November 1, 2005
---------------------------------------
Marina Hahn

/s/ Andrew R. Heyer                      Director                               November 1, 2005
---------------------------------------
Andrew R. Heyer

/s/ Roger Meltzer                        Director                               November 1, 2005
---------------------------------------
Roger Meltzer

/s/ Mitchell A. Ring                     Director                               November 1, 2005
---------------------------------------
Mitchell A. Ring

/s/ Lewis D. Schiliro                    Director                               November 1, 2005
---------------------------------------
Lewis D. Schiliro

/s/ D. Edward I. Smyth                   Director                               November 1, 2005
---------------------------------------
D. Edward I. Smyth

/s/ Larry S. Zilavy                      Director                               November 1, 2005
---------------------------------------
Larry S. Zilavy


                                                                    EXHIBIT 18.1







August 31, 2005



Mr. Ira J. Lamel
Executive Vice President and Chief Financial Officer
The Hain Celestial Group, Inc.
58 South Service Road
Melville, New York 11747

Dear Sir:

Note 5 of notes to the consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries included in its Form 10-K/A, Amendment No. 1, as of June 30, 2005 describes a change in the method of accounting for the testing of goodwill and indefinite-life intangibles for impairment as a result of the Company changing its annual date for such testing from May 31 to April 1. There are no authoritative criteria for determining a preferable date for annual impairment testing based on the particular circumstances; however, we conclude that such change in the method of accounting is to an acceptable alternative method which, based on your business judgment to make this change and for the stated reasons, is preferable in your circumstances.

Very truly yours,




/s/ Ernst & Young LLP
Melville, New York

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

                                                                    Exhibit 23.1


            Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in the Registration Statement (Form S-4 No. 333-128454), Registration Statement (Form S-8 Nos. 333-33828, 333-102017
and 333-111881), Post-Effective Amendment No. 1 to the Registration Statement (Form S-4 on Form S-8 No. 333-33830) and Post-Effective Amendment No. 1 to the Registration Statement (Form S-8 No. 333-38915), and the Registration Statements (Form S-3 Nos. 333-59761, 333-77137, 333-65618, 333-57806, 333-73808 and
333-106940) of The Hain Celestial Group, Inc. and Subsidiaries and in the related Prospectus of our reports dated August 31, 2005, with respect to the consolidated financial statements and schedule of The Hain Celestial Group, Inc. and Subsidiaries, The Hain Celestial Group Inc.'s management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of The Hain Celestial Group, Inc. and Subsidiaries included in this Amendment No. 1 to the Annual Report (Form 10-K) for the year ended June 30, 2005.



                                                     /s/ Ernst & Young LLP


Melville, New York
October 28, 2005

                                                                    EXHIBIT 31.1


                                  CERTIFICATION

I, Irwin D. Simon, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of The Hain Celestial Group, Inc.;

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

Date: November 1, 2005

                                /s/ Irwin D. Simon
                                --------------------------------------
                                Irwin D. Simon
                                President and Chief Executive Officer

                                                                    EXHIBIT 31.2


                                  CERTIFICATION

I, Ira J. Lamel, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 of The Hain Celestial Group, Inc.;

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

Date: November 1, 2005

                                 /s/ Ira J. Lamel
                                 ---------------------------------
                                 Ira J. Lamel
                                 Executive Vice President
                                 and Chief Financial Officer

                                                                    EXHIBIT 32.1


     CERTIFICATION FURNISHED PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Irwin D. Simon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 1, 2005

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

                                                                    EXHIBIT 32.2


                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Ira
J. Lamel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 1, 2005

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