Form 10-Q
period 2005-09-30
HAIN CELESTIAL GROUP INC
filed 2005-11-09
CIK 910406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______ to _______.

                         Commission file number: 0-22818

                         THE HAIN CELESTIAL GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     22-3240619
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

      58 South Service Road, Melville, New York               11747
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:         (631) 730-2200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                  Yes         X                               No  ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes         X                               No  ______


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes _______                                 No      X


As of November 1, 2005, there were 36,935,424 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

                         THE HAIN CELESTIAL GROUP, INC.

                                      INDEX


                          Part I Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2005
         (unaudited) and June 30, 2005 .....................................2

         Condensed Consolidated Statements of Income -
         Three Months ended September 30, 2005 and 2004 (unaudited) ........3

         Condensed Consolidated Statement of Stockholders' Equity -
         Three months ended September 30, 2005 (unaudited) .................4

         Condensed Consolidated Statement of Cash Flows -
         Three months ended September 30, 2005 and 2004 (unaudited) ........5

         Notes to Condensed Consolidated Financial Statements ............6-9

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .....................10-13

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk .......................................14

Item 4.  Controls and Procedures ..........................................14

                            Part II Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......14

Item 6. Exhibits ..........................................................14

Signatures ................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)


                                                                                           September 30,             June 30,
                                                                                                2005                    2005
                                                                                        ---------------------   --------------------
                                        ASSETS                                              (Unaudited)                  (Note)
 Current assets:
   Cash and cash equivalents                                                               $      20,021              $   24,139
   Accounts receivable, less allowance for doubtful
    accounts of $2,080 and $2,074                                                                 73,478                  67,148
   Inventories                                                                                    83,567                  76,497
   Recoverable income taxes                                                                        2,590                   2,575
   Deferred income taxes                                                                           5,671                   5,671
   Other current assets                                                                           18,623                  18,164
                                                                                        ---------------------   --------------------
   Total current assets                                                                          203,950                 194,194

 Property, plant and equipment, net of accumulated
   depreciation and amortization of $51,842 and $49,035                                           93,120                  88,204
 Goodwill                                                                                        358,261                 350,833
 Trademarks and other intangible assets, net of
   accumulated amortization of $8,941 and $9,142                                                  60,875                  61,010
 Other assets                                                                                     12,635                  12,895
                                                                                        ---------------------   --------------------
   Total assets                                                                                $ 728,841               $ 707,136
                                                                                        =====================   ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued expenses                                                      $   62,675               $  65,922
   Income taxes payable                                                                            5,833                   1,139
   Current portion of long-term debt                                                               4,148                   2,791
                                                                                        ---------------------   --------------------
   Total current liabilities                                                                      72,656                  69,852

 Long-term debt, less current portion                                                             90,785                  92,271
 Deferred income taxes                                                                            16,723                  16,723
 Minority interest                                                                                 4,772                       -
                                                                                        ---------------------   --------------------
  Total liabilities                                                                              184,936                 178,846

 Stockholders' equity:
   Preferred stock - $.01 par value, authorized 5,000,000
    shares, no shares issued                                                                           -                       -
   Common stock - $.01 par value, authorized 100,000,000
    shares, issued 37,784,930 and 37,475,998 shares                                                  378                     375
   Additional paid-in capital                                                                    407,862                 402,645
   Retained earnings                                                                             135,330                 127,967
   Foreign currency translation adjustment                                                        13,080                  10,048
                                                                                        ---------------------   --------------------
                                                                                                 556,650                 541,035

   Less: 861,256 shares of treasury stock, at cost                                               (12,745)                (12,745)
                                                                                        ---------------------   --------------------
   Total stockholders' equity                                                                    543,905                528, 290
                                                                                        ---------------------   --------------------

   Total liabilities and stockholders' equity                                                  $ 728,841               $ 707,136
                                                                                        =====================   ====================


Note: The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


     THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share and share amounts)




                                                                 Three Months Ended
                                                                   September 30,
                                                     -------------------------------------------
                                                            2005                   2004
                                                     -------------------    --------------------
                                                                    (Unaudited)

Net sales                                                 $ 161,097              $ 137,604
Cost of sales                                               115,248                 98,629
                                                     -------------------    --------------------
  Gross profit                                               45,849                 38,975

Selling, general and administrative expenses                 33,095                 28,185
                                                     -------------------    --------------------
  Operating income                                           12,754                 10,790

Interest expense and other expenses, net                        868                    655
                                                     -------------------    --------------------

Income before income taxes                                   11,886                 10,135
Provision for income taxes                                    4,523                  3,953
                                                     -------------------    --------------------

  Net income                                               $  7,363               $  6,182
                                                     ===================    ====================

Net income per share:
  Basic                                                    $   0.20               $   0.17
                                                     ===================    ====================

  Diluted                                                  $   0.20               $   0.17
                                                     ===================    ====================

Weighted average common shares outstanding:
  Basic                                                      36,636                 36,273
                                                     ===================    ====================

  Diluted                                                    37,560                 36,855
                                                     ===================    ====================




            See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands, except per share and share amounts)


                                                                                                  Foreign
                              Common Stock       Additional                                       Currency                Compre-
                                     Amount       Paid-in      Retained      Treasury Stock     Translation               hensive
                          Shares     at $.01      Capital      Earnings    Shares      Amount    Adjustment      Total    Income
                       ----------- ------------ ------------ ------------ ---------- ---------- ------------ ---------------------

Balance at
  June 30, 2005        37,475,998      $375       $ 402,645   $ 127,967    861,256   $ (12,745)   $ 10,048    $528,290

Exercise of
  stock options           208,450         2           3,268                                                      3,270

Issuance of
  common stock            100,482         1           1,703                                                      1,704

Non-cash compensation
  charge                                                246                                                        246

Comprehensive income:
  Net income                                                      7,363                                          7,363  $   7,363

  Translation
    adjustments                                                                                      3,032       3,032      3,032
                                                                                                                        ---------

Total compre-
  hensive
  income                                                                                                                $  10,395
                       ----------- --------    ------------ -----------  ---------   ---------- ----------   ---------  =========
Balance at
  September
  30, 2005             37,784,930     $ 378        $407,862   $ 135,330    861,256   $ (12,745)   $ 13,080   $ 543,905
                       =========== ========    ============ ===========  =========   ========== ==========   =========


See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                                          Three Months Ended
                                                                                             September 30,
                                                                               ------------------------------------------
                                                                                     2005                    2004
                                                                               ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                          (Unaudited)

Net income                                                                              $ 7,363                $ 6,182
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                         3,207                  3,105
    Provision for doubtful accounts                                                           6                   (10)
    Non-cash compensation                                                                   246                    246
    Other non-cash items                                                                     84                      -

Increase (decrease) in cash attributable to changes in
  operating assets and liabilities, net of amounts
  applicable to acquired businesses:
    Accounts receivable                                                                  (4,340)                  (973)
    Inventories                                                                          (6,594)                (7,083)
    Other current assets                                                                   (439)                (3,159)
    Other assets                                                                          1,711                 (1,789)
    Accounts payable and accrued expenses                                                (5,409)                (5,775)
    Income taxes, net                                                                     4,694                  2,477
                                                                               ------------------     -------------------

          Net cash provided by (used in) operating activities                               529                 (6,779)
                                                                               ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                      (3,108)                (2,781)
Acquisitions of businesses, net of cash acquired                                         (4,257)                (1,570)
                                                                               ------------------     -------------------
          Net cash used in investing activities                                          (7,365)                (4,351)
                                                                               ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank revolving credit facility, net                                               -                 (5,500)
Proceeds from issuance of common stock, net of related expenses                           2,974                    805
Repayments of other long-term debt, net                                                    (401)                (1,427)
                                                                               ------------------     -------------------

          Net cash provided by (used in) financing activities                             2,573                 (6,122)
                                                                               ------------------     -------------------

Effect of exchange rate changes on cash                                                     145                   (472)
                                                                               ------------------     -------------------
Net decrease in cash and cash equivalents                                                (4,118)               (17,724)
Cash and cash equivalents at beginning of period                                         24,139                 27,489
                                                                               ------------------     -------------------

Cash and cash equivalents at end of period                                            $  20,021               $  9,765
                                                                               ==================     ===================


See notes to condensed consolidated financial statements.


THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", and herein referred to as "we", "us", and "our") manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Organic(TM), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Raised Right(TM), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Boston Better Snacks(R), and Alba Foods(R). Our natural and organic personal care product line is marketed under the JASON(R), Zia(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands.

We operate in one business segment: the sale of natural and organic food and personal care products. In our 2005 fiscal year, approximately 47% of our revenues were derived from products that were manufactured within our own facilities with 53% produced by various co-packers.

All dollar amounts in our consolidated financial statements and tables have been rounded to the nearest thousand dollars, except per share amounts. Share amounts in the notes to consolidated financial statements are presented in thousands.

2. BASIS OF PRESENTATION

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. Please refer to the footnotes to our consolidated financial statements as of June 30, 2005 and for the year then ended included in our Annual Report on Form 10-K, as amended, for information not included in these condensed footnotes.

3. EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued


         The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:



                                                      Three Months Ended
                                                         September 30,
                                                    ------------------------
                                                       2005         2004
                                                    ------------ ------------
Numerator:
Net income                                             $  7,363     $  6,182
                                                    ============ ============
Denominator (in thousands):
Denominator for basic earnings per
 share - weighted average shares
 outstanding during the period                           36,636       36,273
                                                    ------------ ------------

Effect of dilutive securities:
 Stock options                                              924          576
 Warrants                                                     -            6
                                                    ------------ ------------
                                                            924          582
                                                    ------------ ------------
Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversions                          37,560       36,855
                                                    ============ ============
Basic net income per share                            $    0.20    $    0.17
                                                    ============ ============
Diluted net income per share                          $    0.20    $    0.17
                                                    ============ ============


4. INVENTORIES

     Inventories consisted of the following:

                                            September 30,      June 30,
                                                2005             2005
                                        ------------------- -------------------
       Finished goods                           $52,154          $48,240
       Raw materials, work-in-progress
         and packaging                           31,413           28,257
                                        ------------------- -------------------
                                                $83,567          $76,497
                                        =================== ===================

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                         September 30,      June 30,
                                              2005            2005
                                        ---------------- --------------------

      Land                                    $  7,512       $  7,481
      Buildings and improvements                34,575         31,766
      Machinery and equipment                   89,767         89,331
      Furniture and fixtures                     5,127          2,542
      Leasehold improvements                     2,576          2,955
      Construction in progress                   5,405          3,164
                                        ---------------- --------------------
                                               144,962        137,239
       Less: Accumulated depreciation
               and amortization                 51,842         49,035
                                        ---------------- --------------------
                                              $ 93,120       $ 88,204
                                        ================ ====================

6. ACQUISITIONS

On July 1, 2005, we acquired the assets of College Hill Poultry of Fredericksburg, PA through Hain Pure Protein Corporation, which is a joint venture with Pegasus Capital Advisors, LP, a private equity firm. We control 50.1% of the joint venture. College Hill Poultry's Raised Right (TM) brand of natural and organic, free-range chicken are raised on family farms and grain-fed without antibiotics or animal by-products. Raised Right (TM) customers include supernaturals and conventional supermarkets, natural food stores and foodservice outlets. The purchase price consisted of approximately $4.7 million in cash as well as the assumption of certain liabilities. The net assets acquired, as well as the sales and operations of Hain Pure Protein Corporation, are not material to the Company's consolidated financial position or the results of its operations.


On April 4, 2005, we acquired 100% of the stock of privately held Zia Cosmetics, Inc., including the Zia(R) Natural Skincare brand, a respected leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers. The purchase price consisted of approximately $10 million in cash as well as the assumption of certain liabilities. The purchase price excludes the amount of contingency payments we may be obligated to pay. The contingency payments are based on the achievement by Zia of certain financial targets over an approximate two year period following the date of acquisition. Such payments, which could total approximately $1.3 million, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The net assets acquired, as well as the sales and operations of Zia, are not material to the Company's consolidated financial position or the results of operations.


7. CREDIT FACILITY

We have available to us a $300 million credit facility (the "Credit Facility") with a bank group expiring in April 2009. The Credit Facility provides for an uncommitted $50 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2005, $89.7 million was borrowed under the Credit Facility at a weighted-average interest rate of 5.0%.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES NOTES
TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

8. STOCK-BASED COMPENSATION

Effective July 1, 2005, we adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values.

On June 24, 2005, the Company's Board of Directors accelerated the vesting of all outstanding stock options held by employees. During the three months ended September 30, 2005, there were no stock options granted. As such, there was no stock option expense during the three months ended September 30, 2005.


9. STRATEGIC ALLIANCE WITH YHS

On September 6, 2005, the Company and Yeo Hiap Seng Limited ("YHS"), a Singapore based natural food and beverage company listed on the Singapore Exchange, exchanged $2 million in equity investments in each other resulting in the issuance of 100,482 shares of the Company's common stock to YHS and one of its subsidiaries and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. These investments represent the completion of the first stage of an alliance established between the Company and YHS which is expected to result in the pursuit of joint interests in marketing and distribution of food and beverages and product development.

The Company's investment in YHS shares, which is included in other assets in the accompanying balance sheet, is carried at cost since the Company is restricted from selling these shares prior to September 6, 2007. The quoted price of the YHS shares on the Singapore Exchange at September 30, 2005 was used to approximate their carrying value.

10. PENDING ACQUISITION

On August 23, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Spectrum Organic Products, Inc. ("Spectrum") whereby the Company will acquire all of the issued and outstanding stock of Spectrum.

Spectrum is a California-based leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals(R) brand and essential fatty acid nutritional supplements under the Spectrum Essentials(R) brand. Spectrum's products are sold mainly through natural food retailers. Spectrum reported sales of $49.9 million for its last fiscal year.

Upon the effective time of the merger, the Company will pay approximately $0.705 per share, adjusted to reflect Spectrum's estimate of their expenses and the price adjustment provisions set forth in the Merger Agreement. The total consideration to be paid by the Company to Spectrum's shareholders is expected to be approximately $34.5 million, which shall be comprised of 50% cash and 50% of the Company's common stock. The value of the common stock portion of the consideration is subject to an adjustment based upon the closing price of the Company's common stock immediately prior to the closing of the merger, which is expected to take place in December 2005. The transaction has been approved by the boards of directors of both companies and is subject to approval by Spectrum's shareholders and other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as "better-for-you" products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings(R) teas, Hain Pure Foods(R), Westbrae(R), Westsoy(R), Rice Dream(R), Soy Dream(R), Imagine(R), Walnut Acres Organic(TM), Ethnic Gourmet(R), Rosetto(R), Little Bear Organic Foods(R), Bearitos(R), Arrowhead Mills(R), Health Valley(R), Breadshop's(R), Casbah(R), Garden of Eatin'(R), Terra Chips(R), Harry's Premium Snacks(R), Boston's(R), Lima(R), Biomarche(R), Grains Noirs(R), Natumi(R), Milkfree, Raised Right(TM), Yves Veggie Cuisine(R), DeBoles(R), Earth's Best(R), and Nile Spice(R). The Company's principal specialty product lines include Hollywood(R) cooking oils, Estee(R) sugar-free products, Boston Better Snacks(R), and Alba Foods(R). Our natural and organic personal care product line is marketed under the JASON(R), Zia(R), Orjene(R), Shaman Earthly Organics(TM), and Heather's(R) brands. Our website can be found at www.hain-celestial.com.

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

Results of Operations

Three months ended September 30, 2005

Net sales for the three months ended September 30, 2005 were $161.1 million, an increase of $23.5 million or 17.1% over net sales of $137.6 million in the September 30, 2004 quarter. The increase came from increased brand sales for Terra Chips(R), which was up 14%, Garden of Eatin'(R), which was up 32%, Health Valley(R), which was up 13%, Earth's Best(R), which was up 61%, Imagine(R) Soups, which was up 52%, Celestial Seasonings(R) teas, which was up 7%, and the Company's personal care brands, which were up 32%. Sales for our brands in Europe increased 10% and sales for our brands in Canada were up 5%. Sales of our Jason Natural Products, acquired in June 2004, our Rosetto(R) and Ethnic Gourmet(R) brands, acquired in May 2004, and our Natumi(R) brand, acquired in February 2004, are included in each of the quarterly periods presented, while sales of our recently acquired Zia(R) and Raised Right(TM) brands are included only in the current quarter.

Gross profit for the three months ended September 30, 2005 was 28.5% of net sales as compared to 28.3% of net sales in the September 30, 2004 quarter. The increase in gross profit percentage was principally the result of operating efficiencies offset by higher input costs. Higher costs for petroleum and natural gas have impacted our overall business both directly with increased inbound and outbound delivery costs, and indirectly with the pass-through of costs from our suppliers of packaging and other major components of our finished products. In addition, our Raised Right(TM) brand of natural and antibiotic-free chicken operates at significantly lower margins than our other brands and, as a result caused a 1.1% reduction in the Company's overall gross profit percentage.

Selling, general and administrative expenses increased by $4.9 million to $33.1 million for the three months ended September 30, 2005 as compared to $28.2 million in the September 30, 2004 quarter. Such expenses as a percentage of net sales amounted to 20.5% for both the three months ended September 30, 2005 and the three months ended September 30, 2004. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired in 2005, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business.

General and administrative expenses for the three months ended September 30, 2005 includes approximately $1 million of professional fees related to our Sarbanes-Oxley implementation. In addition, we have added two new corporate office positions in response to these expanded requirements.

Operating income was $12.8 million in the three months ended September 30, 2005 compared to $10.8 million in the September 30, 2004 quarter. Operating income as a percentage of net sales was 7.9% in the September 30, 2005 quarter, compared with 7.8% in the September 30, 2004 quarter. The dollar and percentage increase is a result of the aforementioned higher gross profit offset by higher selling, general and administrative expenses.

Interest and other expenses amounted to $.9 million for the three months ended September 30, 2005 compared to $.7 million for the three months ended September 30, 2004. The increase in interest expense this quarter as compared to the prior year quarter was the result of the higher interest rates despite lower levels of borrowings. We had $.1 million in net currency exchange gains this quarter as compared to $.2 million in net currency exchange gains in the prior year quarter.

Income before income taxes for the three months ended September 30, 2005 amounted to $11.9 million compared to $10.1 million in the comparable period of the prior year. This increase was attributable to the increase in operating income.

Our effective income tax rate approximated 38.1% of pre-tax income for the three months ended September 30, 2005 compared to 39% for the three months ended September 30, 2004. Our effective tax rate for the full fiscal year ended June 30, 2005 was 36.7%.

Net income for the three months ended September 30, 2005 was $7.4 million compared to $6.2 million in the September 30, 2004 quarter. The increase of $1.2 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit dollars.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

We have available to us a $300 million Credit Facility through April 22, 2009. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of September 30, 2005, we had $89.7 million outstanding under the Credit Facility.

This access to capital provides us with flexible working capital in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

Net cash provided by (used in) operating activities was $0.5 million and $(6.8) million for the three months ended September 30, 2005 and 2004, respectively. Our working capital and current ratio was $131.3 million and 2.8 to 1, respectively, at September 30, 2005 compared with $124.3 million and 2.8 to 1 respectively, at June 30, 2005. The improvement in cash provided by operating activities is the result of higher sales and the resultant increase in gross profit dollars, as well as improved working capital management.

Net cash provided by (used in) financing activities was $4.6 million and $(6.1) million for the three months ended September 30, 2005 and 2004, respectively. The change was due principally to our pay down of approximately $0.4 million of debt offset by proceeds from the exercise of options of approximately $5.0 million during the first three months of fiscal 2006, as compared to our pay down of approximately $6.9 million of debt offset by proceeds from the exercise of options of approximately $0.8 million during the first three months of fiscal 2005.

We believe that cash on hand of $20.0 million at September 30, 2005, projected remaining fiscal 2006 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $12 million, and scheduled debt and lease payments of approximately $9.5 million over the next twelve months. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 3.8% interest.

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

Valuation of Accounts and Chargebacks Receivables

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations over the last few years. While one of our customers represents approximately 20% of our trade receivable balance on an ongoing basis, we believe there is no credit exposure at this time.

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

Seasonality

Our tea brand manufactures and markets hot tea products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines are stronger in the warmer months. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance.

Inflation

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934 and Sections 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; our ability to obtain financing for general corporate purposes; competition; availability of key personnel; changes in, or the failure to comply with, government regulations; and other risks detailed from time-to-time in the Company's reports filed with the Securities and Exchange Commission, including the report on Form 10-K, and any amendments thereto, for the fiscal year ended June 30, 2005. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

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

(b)      Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2005, the Company and Yeo Hiap Seng Limited ("YHS"), a Singapore based natural food and beverage company listed on the Singapore Exchange, entered into an agreement to exchange, and on September 6, 2005, did exchange, $2 million in equity investments in each other resulting in the issuance of an aggregate of 100,482 shares of the Company's common stock to YHS and one of its subsidiaries and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. This issuance of the Company's common stock was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, as the issuance did not involve a public offering.

ITEM 6. EXHIBITS


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




                                            THE HAIN CELESTIAL GROUP, INC.



Date:  November 9, 2005                     /s/ Irwin D Simon
                                            -------------------------------
                                            Irwin D. Simon,
                                            Chairman, President and Chief
                                            Executive Officer







Date:  November 9, 2005                     /s/ Ira J. Lamel
                                            -------------------------------
                                            Ira J. Lamel,
                                            Executive Vice President and
                                            Chief Financial Officer

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


          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


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


Date: November 9, 2005

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


          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


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


Date: November 9, 2005

/s/ Ira J. Lamel
---------------------------------
Ira J. Lamel
Executive Vice President and
Chief Financial Officer

EXHIBIT 32.1

                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Irwin D. Simon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 9, 2005


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

EXHIBIT 32.2

                             CERTIFICATION FURNISHED
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Report") filed by The Hain Celestial Group, Inc. (the "Company") with the Securities and Exchange Commission, I, Ira J. Lamel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: November 9, 2005


/s/ Ira J. Lamel
-----------------------------
Ira J. Lamel
Executive Vice President and
Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to The Hain Celestial Group, Inc. and will be retained by The Hain Celestial Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.