Form 10-Q
period 2005-12-31
HAIN CELESTIAL GROUP INC
filed 2006-02-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005
Or

[   ]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: 0-22818

THE HAIN CELESTIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3240619
_____________________	__________________
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

58 South Service Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(631) 730-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                                      Yes     X                                                 No

Indicate by check mark whether the registrant is a large accelerated filer (an accelerated filer, as a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 126-2 of the Exchange act. (check one):

Large accelerated filer _______	Accelerated filer X	Non-accelerated filer _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                      Yes                                                         No      X

As of February 2, 2005, there were 38,096,572 shares outstanding of the Registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - December 31, 2005
(unaudited) and June 30, 2005	2

Condensed Consolidated Statements of Income -
Three months and six months ended December 31, 2005 and 2004 (unaudited)	3

Condensed Consolidated Statement of Stockholders' Equity -
Six months ended December 31, 2005 (unaudited)	4

Condensed Consolidated Statement of Cash Flows -
Six months ended December 31, 2005 and 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11-16

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	16

Item 4. Controls and Procedures	16

Part II Other Information

Item 1, 1A, 2, 3 and 5 are not applicable

Item 4 - Submission of matters to a vote of security holders	16-17

Item 6 - Exhibits	17

Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	December 31, 2005	June 30, 2005
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$17,359	$24,139
Accounts receivable, less allowance for doubtful accounts of $2,320 and $2,074	85,798	67,148
Inventories	104,743	76,497
Recoverable income taxes	2,590	2,575
Deferred income taxes	5,671	5,671
Other current assets	18,605	18,164
Total current assets	234,766	194,194

Property, plant and equipment, net of accumulated depreciation and amortization of $53,456 and $49,035	97,507	88,204
Goodwill	393,837	350,833
Trademarks and other intangible assets, net of accumulated amortization of $9,015 and $9,142	61,399	61,010
Other assets	12,193	12,895
Total assets	$799,702	$707,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,421	$65,922
Income taxes payable	9,009	1,139
Current portion of long-term debt	4,016	2,791
Total current liabilities	92,446	69,852

Long-term debt, less current portion	108,184	92,271
Deferred income taxes	16,723	16,723
Minority interest	4,790	-
Total liabilities	222,143	178,846

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	-	-
Common stock - $.01 par value, authorized 100,000,000 shares, issued 38,956,778 and 37,475,998 shares	390	375
Additional paid-in capital	429,773	402,645
Retained earnings	147,999	127,967
Foreign currency translation adjustment	12,142	10,048
	590,304	541,035
Less: 861,256 shares of treasury stock, at cost	(12,745)	(12,745)
Total stockholders' equity	577,559	528,290

Total liabilities and stockholders' equity	$799,702	$707,136

Note: The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net sales	$186,227	$169,753	$347,324	$307,357
Cost of sales	128,061	116,522	243,309	215,151
Gross profit	58,166	53,231	104,015	92,206

Selling, general and administrative expenses	36,445	35,173	69,540	63,358

Operating income	21,721	18,058	34,475	28,848

Interest expense and other expenses, net	1,309	553	2,177	1,208
Income before income taxes	20,412	17,505	32,298	27,640
Provision for income taxes	7,743	6,827	12,266	10,780
Net income	$12,669	$10,678	$20,032	$16,860

Net income per share:
Basic	$0.34	$0.29	$0.54	$0.46
Diluted	$0.33	$0.29	$0.53	$0.46

Weighted average common shares outstanding:
Basic	37,165	36,390	36,900	36,332
Diluted	38,434	37,207	37,997	37,031

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
(In thousands, except per share and share amounts)

							Foreign
	Common Stock		Additional				Currency
		Amount	Paid-in	Retained	Treasury Stock		Translation		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Adjustment	Total	Income

Balance at June 30, 2005	37,475,998	$375	$402,645	$127,967	861,256	$(12,745)	$10,048	$528,290

Exercise of stock options	502,715	5	7,585					7,590

Issuance of common stock	978,065	10	19,052					19,062

Non-cash compensation charge			491					491

Comprehensive income:
Net income				20,032				20,032	$20,032

Translation adjustments							2,094	2,094	2,094

Total comprehensive income									$22,126
Balance at December 31, 2005	38,956,778	$390	$429,773	$147,999	861,256	$(12,745)	$12,142	$577,559

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)

Net income	$20,032	$16,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,016	6,326
Provision for doubtful accounts	246	22
Non-cash compensation	491	491
Other non-cash items	102	-

Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired businesses:
Accounts receivable	(11,650)	(4,570)
Inventories	(16,622)	(1,215)
Other current assets	(126)	(4,563)
Other assets	1,386	(1,234)
Accounts payable and accrued expenses	(226)	(7,469)
Income taxes, net	7,870	3,455

Net cash provided by operating activities	7,519	8,103

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,335)	(5,340)
Acquisitions of businesses, net of cash acquired	(32,217)	(5,418)
Net cash used in investing activities	(38,552)	(10,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of bank revolving credit facility, net	17,000	(8,500)
Payments on economic development revenue bonds	-	(3,550)
Proceeds from exercise of warrants and options, and issuances of common stock, net of related expenses	7,276	2,005
Repayments of other long-term debt, net	(66)	(871)

Net cash provided by (used in) financing activities	24,210	(10,916)

Effect of exchange rate changes on cash	43	(1,614)
Net decrease in cash and cash equivalents	(6,780)	(15,185)
Cash and cash equivalents at beginning of period	24,139	27,489

Cash and cash equivalents at end of period	$17,359	$12,304

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings® teas, Hain Pure Foods®, Westbrae®, Westsoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Organics®, Garden of Eatin’®, Terra Chips®, Harry’s Premium Snacks®, Boston’s®, Lima®, Biomarche™, Grains Noirs®, Natumi®, Milkfree, Raised Right™, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, and Nile Spice®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural and organic personal care product line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics™, and Heather’s® brands.

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

2. BASIS OF PRESENTATION

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. Please refer to the footnotes to our consolidated financial statements as of June 30, 2005 and for the year then ended included in our Annual Report on Form 10-K, as amended, for information not included in these condensed footnotes.

3. EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Numerator: Net income	$12,669	$10,678	$20,032	$16,860
Denominator (in thousands): Denominator for basic earnings per share - weighted average shares outstanding during the period	37,165	36,390	36,900	36,332
Effect of dilutive securities: Stock options Warrants	1,269 -	817 -	1,097 -	696 3
	1,269	817	1,097	699
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	38,434	37,207	37,997	37,031
Basic net income per share	$0.34	$0.29	$0.54	$0.46
Diluted net income per share	$0.33	$0.29	$0.53	$0.46

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2005	June 30, 2005
Finished goods Raw materials, work-in-progress and packaging	$69,746 34,997	$48,240 28,257
	$104,743	$76,497

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2005	June 30, 2005
Land Buildings and improvements Machinery and equipment Furniture and fixtures Leasehold improvements Construction in progress	$7,507 35,564 94,247 4,789 2,586 6,270	$7,481 31,766 89,331 2,542 2,955 3,164
	150,963	137,239
Less: Accumulated depreciation and amortization	53,456	49,035
	$97,507	$88,204

6.  ACQUISITIONS

On December 16, 2005, we acquired Spectrum Organic Products, Inc. Spectrum is a California-based leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and essential fatty acid nutritional supplements under the Spectrum Essentials® brand. Spectrum’s products are sold mainly through natural food retailers.

Spectrum shareholders received $0.7035 per share, consisting of $0.3485 per share in cash and $0.355 per share in Hain Celestial shares, which is based on valuing the Hain shares at $19.80 per share as provided in the merger agreement. We issued approximately 900,000 shares in connection with this acquisition. The total consideration paid was approximately $29.3 million in cash, $17.4 million in stock plus the assumption of certain liabilities. At December 31, 2005, goodwill (not deductible for tax purposes) from the transaction was estimated to be $35.6 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Spectrum as of the date of acquisition:

Current assets	$18,183
Property and equipment	3,474
Other assets	604

Total assets	22,261
Liabilities assumed	7,234

Net assets acquired	$15,027

The balance sheet at December 31, 2005 includes the assets acquired and liabilities assumed valued on a preliminary basis at fair market value at the date of purchase. We are in the process of performing the procedures required to finalize the purchase price allocation for the above acquisition; however, these procedures are in the early stages and are expected to be completed during the first half of fiscal 2007.

The following table presents information about sales and net income had the operations of Spectrum been combined with our business as of the first day of the periods shown. This information has not been adjusted to reflect any changes in the operations of Spectrum subsequent to its acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net sales	$198,934	$181,934	$374,833	$331,727
Net income	$12,709	$9,681	$20,100	$15,227
Earnings per share: Basic	$0.34	$0.26	$0.53	$0.41
Diluted	$0.32	$0.25	$0.52	$0.40
Weighted average shares: Basic	37,899	37,267	37,706	37,209
Diluted	39,169	38,085	38,803	37,909

In management’s opinion, the unaudited pro forma results of operations is not indicative of the actual results that would have occurred had the Spectrum acquisition been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On July 1, 2005, we acquired the assets of College Hill Poultry of Fredericksburg, PA through Hain Pure Protein Corporation, which is a joint venture with Pegasus Capital Advisors, LP, a private equity firm. We control 50.1% of the joint venture. College Hill Poultry’s Raised Right™ brand of natural and antibiotic-free chickens are raised on family farms and grain-fed without antibiotics or animal by-products. Raised Right™ customers include supernaturals and conventional supermarkets, natural food stores and foodservice outlets. The purchase price consisted of approximately $4.7 million in cash as well as the assumption of certain liabilities. The net assets acquired, as well as the sales and operations of Hain Pure Protein Corporation are not material to the Company’s consolidated financial position or the results of operations.

On April 4, 2005, we acquired 100% of the stock of privately held Zia Cosmetics, Inc., including the Zia® Natural Skincare brand, a respected leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers. The purchase price consisted of approximately $10 million in cash as well as the assumption of certain liabilities. The purchase price excludes the amount of contingency payments we may be obligated to pay. The contingency payments are based on the achievement by Zia of certain financial targets over an approximate two year period following the date of acquisition. Such payments, which could total approximately $1.3 million, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The net assets acquired, as well as the sales and operations of Zia, are not material to the Company’s consolidated financial position or the results of operations.

 7. CREDIT FACILITY

We have available to us a $300 million credit facility (the “Credit Facility”) with a bank group expiring in April 2009. The Credit Facility provides for an uncommitted $50 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our current and future direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. Revolving credit loans under this facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2005, $106.7 million was borrowed under the Credit Facility at a weighted-average interest rate of 5.4%.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

8. STOCK-BASED COMPENSATION

Effective July 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

On June 24, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding stock options held by employees. During the six months ended December 31, 2005, there were no stock options granted. As such, there was no stock option expense during the six months ended December 31, 2005.

9. STRATEGIC ALLIANCE WITH YHS

On September 6, 2005, the Company and Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, exchanged $2 million in equity investments in each other resulting in the issuance of 100,482 shares of the Company’s common stock to YHS and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. These investments represent the completion of the first stage of an alliance established between the Company and YHS which is expected to result in the pursuit of joint interests in marketing and distribution of food and beverages and product development.

The Company’s investment in YHS shares, which is included in other assets in the accompanying balance sheet, is carried at cost since the Company is restricted from selling these shares prior to September 6, 2007. The quoted price of the YHS shares on the Singapore Exchange at December 31, 2005 was used to approximate their carrying value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

We manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings® teas, Hain Pure Foods®, Westbrae®, Westsoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Organics®, Garden of Eatin’®, Terra Chips®, Harry’s Premium Snacks®, Boston’s®, Lima®, Biomarche™, Grains Noirs®, Natumi®, Milkfree, Raised Right™, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, and Nile Spice®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural and organic personal care product line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics™, and Heather’s® brands. Our website is www.hain-celestial.com.

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

Results of Operations

Three months ended December 31, 2005

Net sales for the three months ended December 31, 2005 were $186.2 million, an increase of $16.4 million or 9.7% over net sales of $169.8 million in the December 31, 2004 quarter. The increase came from increased brand sales for Terra Chips®, which was up 11%, Earth’s Best®, which was up 43%, Imagine® soups, which was up 50%, Westbrae®, which was up 19%, Imagine® frozen, which was up 25%, and the Company’s Personal Care brands which were up 48%. Sales by our Jason Natural brand, acquired in June 2004, our Rosetto® and Ethnic Gourmet® brands, acquired in May 2004, and our Natumi® brand, acquired in February 2004, are included in each of the quarterly periods presented while sales by our recently acquired Zia®, Raised Right’, and Spectrum Organic Products brands are included only in the current quarter.

Gross profit for the three months ended December 31, 2005 was 31.2% of net sales as compared to 31.4% in the December 31, 2004 quarter. The decrease in gross profit percentage was principally the result of higher costs for petroleum and natural gas offset by operating efficiencies. Our overall business has been impacted by the higher petroleum and natural gas costs, both directly with increased inbound and outbound delivery costs, and indirectly with pass-through costs from our suppliers of packaging and other major components of our finished products. In addition, our Hain Pure Protein joint venture, with its Raised Right’ brand of natural and antibiotic-free chicken, operates at significantly lower margins than our other brands which caused a 1.1% reduction in the Company’s overall gross profit percentage.

Selling, general and administrative expenses increased by $1.2 million to $36.4 million for the three months ended December 31, 2005 as compared to $35.2 million in the December 31, 2004 quarter. These expenses as a percentage of net sales amounted to 19.6% for the three months ended December 31, 2005 and 20.7% for the three months ended December 31, 2004. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired in 2005, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business.

Operating income was $21.7 million in the three months ended December 31, 2005 compared to $18.1 million in the December 31, 2004 quarter. Operating income as a percentage of net sales was 11.7% in the December 31, 2005 quarter, compared with 10.6% in the December 31, 2004 quarter. The dollar and percentage increase is the result of the aforementioned higher gross profit offset by higher selling, general, and administrative expenses.

Interest and other expenses amounted to $1.3 million for the three months ended December 31, 2005 compared to $0.6 million for the three months ended December 31, 2004. The increase in interest expense this quarter as compared to the prior year quarter was the result of higher interest rates on higher average borrowings. We had no currency exchange gains or losses this quarter as compared to $0.6 million in net currency exchange gains in the prior year quarter.

Income before income taxes for the three months ended December 31, 2005 amounted to $20.4 million compared to $17.5 million in the comparable period of the prior year. This increase was attributable to the increase in operating income.

Our effective income tax rate approximated 38% of pretax income for the three months ended December 31, 2005 compared to 39% for the three months ended December 31, 2004. Our effective tax rate for the full fiscal year ended June 30, 2005 was 36.7%.

Net income for the three months ended December 31, 2005 was $12.7 million compared to $10.7 million in the December 31, 2004 quarter. The increase of $2 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit dollars.

Six Months Ended December 31, 2005

Net sales for the six months ended December 31, 2005 were $347.3 million, an increase of $39.9 million or 13.0% over net sales of $307.4 million for the six months ended December 31, 2004. The increase came from increased brand sales for Terra Chips®, which was up 11%, Garden of Eatin®, which was up 29%, Earth’s Best®, which was up 23%, Imagine® soups, which was up 50%, Westbrae®, which was up 20%, Imagine® frozen, which was up 16%, and the Company’s personal care brands, which were up 40%. Sales by our Jason Natural brand, acquired in June 2004, our Rosetto® and Ethnic Gourmet® brands, acquired in May 2004, and our Natumi® brand, acquired in February 2004, are included in each of the six month periods presented, while sales by our recently acquired Zia®, Raised Right’, and Spectrum Organic Products brands are included only in the current six month period.

Gross profit for the six months ended December 31, 2005 and the six months ended December 31, 2004 was 30% of net sales. The gross profit percentage remained the same as a result of higher costs for petroleum and natural gas offset by operating efficiencies. Our overall business has been impacted by the higher petroleum and natural gas costs, both directly with increased inbound and outbound delivery costs, and indirectly with pass-through costs from our suppliers of packaging and other major components of our finished products. In addition, our Hain Pure Protein joint venture, with its Raised Right’ brand of natural and antibiotic-free chicken, operates at significantly lower margins than our other brands which caused a 1.1% reduction in the Company’s overall gross profit percentage.

Selling, general and administrative expenses increased by $6.1 million to $69.5 million for the six months ended December 31, 2005 as compared to $63.4 million for the six months ended December 31, 2004. Such expenses as a percentage of net sales amounted to 20.0% for the six months ended December 31, 2005 and 20.6% for the six months ended December 31, 2004. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired in 2005, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business.

General and administrative expenses for the six months ended December 31, 2005 includes approximately $1.1 million of professional fees related to our Sarbanes Oxley Section 404 implementation as compared to $0.4 million of such expenses in the prior year period. In addition, we have added two new corporate office positions in response to these expanded requirements.

Operating income was $34.5 million for the six months ended December 31, 2005 compared to $28.8 million for the six months ended December 31, 2004. Operating income as a percentage of net sales was 9.9% for the six months ended December 31, 2005 compared with 9.4% for the six months ended December 31, 2004. The dollar and percentage increase is the result of the aforementioned higher gross profit offset by higher selling, general, and administrative expenses.

Interest and other expenses amounted to $2.2 million for the six months ended December 31, 2005 compared to $1.2 million for the six months ended December 31, 2004. The increase in interest expense this period as compared to the same period in the prior year was the result of higher interest rates on higher average borrowings. Currency exchange gains for the six months ended December 31, 2005 were $0.1 million compared to $0.8 million in net currency exchange gains for the six months ended December 31, 2004.

Income before income taxes for the six months ended December 31, 2005 amounted to $32.3 million compared to $27.6 million in the comparable period of the prior year. This increase was attributable to the increase in operating income.

Our effective income tax rate approximated 38% of pretax income for the six months ended December 31, 2005 compared to 39% for the six months ended December 31, 2004. Our effective tax rate for the full fiscal year ended June 30, 2005 was 36.7%.

Net income for the six months ended December 31, 2005 was $20.0 million compared to $16.9 million for the six months ended December 31, 2004. The increase of $3.1 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit dollars.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings under our Credit Facility.

We have available to us a $300 million Credit Facility through April 22, 2009. The Credit Facility is secured only by a pledge of shares of certain of our foreign subsidiaries and is guaranteed by all of our direct and indirect domestic subsidiaries. We are required to comply with customary affirmative and negative covenants for facilities of this nature. As of December 31, 2005, we had $106.7 million outstanding under the Credit Facility.

This access to capital provides us with flexible working capital in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

Net cash provided by operations was $7.5 million and $8.1 million for the six months ended December 31, 2005 and 2004, respectively. Our working capital and current ratio was $142.3 million and 2.5 to 1, respectively, at December 31, 2005 compared with $124.3 million and 2.8 to 1 respectively, at June 30, 2005. The increase in working capital resulted principally from the working capital of businesses acquired and higher accounts receivable and inventories to support the increased size of our business.

Net cash provided by (used in) financing activities was $24.2 million and $(10.9) million for the six months ended December 31, 2005 and 2004, respectively. The change was due principally to our borrowing of approximately $17.0 million of debt and proceeds from the exercise of options of approximately $7.3 million during the first six months of fiscal 2006, as compared to our pay down of approximately $8.5 million offset by proceeds from the exercise of warrants and options of approximately $2.0 million during the first six months of fiscal 2005.

We believe that cash on hand of $17.4 million at December 31, 2005, projected cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $15 million, and scheduled debt and lease payments of approximately $9.2 million over the next twelve months. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 4% interest.

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

Goodwill and Intangibles

Goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life unless the asset is determined to have an indefinite useful life. The carrying value of goodwill, which is allocated to the Company’s five reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment.

Segments

SFAS No. 131 defines an operating segment as that component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined that it operates in one segment, the sale of natural and organic products, including food, beverage and personal care products, and further that such single segment includes five reporting units in the annual test of Goodwill for impairment. Characteristics of the Company’s operations which are relied on in making these determinations include the similarities apparent in the Company’s products in the natural and organic consumer markets, the commonality of the Company’s customers across brands, the Company’s unified marketing strategy, and the nature of the financial information used by the CODM, described below, other than information on sales and direct product costs, by brand. The Company’s five reporting units are Grocery (including snacks); Tea; Personal Care; Canada; and Europe. The Company has further determined that its Chairman of the Board and Chief Executive Officer is the Company’s CODM as defined in SFAS No. 131, and is also the manager of the Company’s single segment. In making decisions about resource allocation and performance assessment, the Company’s CODM focuses on sales performance by brand using internally generated sales data as well as externally developed market consumption data acquired from independent sources, and further reviews certain data regarding standard costs and standard gross margins by brand. In making these decisions, the CODM receives and reviews certain Company consolidated quarterly and year-to-date information; however, the CODM does not receive or review any discrete financial information by geographic location, business unit, subsidiary, division or brand. The CODM reviews and approves capital spending on a Company consolidated basis rather than at any lower unit level. The Company’s Board of Directors receives the same quarterly and year-to-date information as the Company’s CODM.

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

Inflation

The Company does not believe that inflation had a significant impact on the Company’s results of operations for the periods presented.

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; our ability to obtain financing for general corporate purposes; competition; availability of key personnel; changes in, or the failure to comply with government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the report on Form 10-K, and any amendments thereto, for the fiscal year ended June 30,

2005. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on December 1, 2005. The Company submitted the following matters to a vote of security holders:

1.	To elect a board of directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified;
2.	To approve the adoption of the Amended and Restated 2002 Long Term Incentive and Stock Award Plan; and
3.	To ratify the appointment of Ernst & Young LLP as our registered independent accountants for the fiscal year ending June 30, 2006.

The stockholders elected the persons named below, the Company’s nominees for directors, as directors for the Company, casting votes as shown below:

ELECTION OF DIRECTORS	FOR	WITHHELD
Irwin D. Simon	29,503,317	3,887,876
Barry J. Alperin	30,322,199	3,068,994
Beth L. Bronner	28,428,785	4,962,408
Jack Futterman	30,316,067	3,075,106
Daniel R. Glickman	30,310,102	3,081,091
Marina Hahn	28,855,476	4,535,717
Andrew R. Heyer	21,170,827	12,220,366
Roger Meltzer	29,680,095	3,711,098
Mitchell A. Ring	29,815,133	3,576,060
Lewis D. Schiliro	30,319,667	3,071,526
D. Edward I. Smyth	29,814,533	3,576,660
Larry S. Zilavy	30,312,305	3,078,888

The stockholders approved the proposal to adopt the Amended and Restated 2002 Long Term Incentive and Stock Award Plan casting 18,377,793 votes in favor, 7,564,036 votes against, 259,676 abstaining and 7,189,688 not voted.

The stockholders ratified the appointment of Ernst & Young LLP, casting 32,748,056 votes in favor, 629,335 votes against, and 13,802 abstaining.

ITEM 6.  EXHIBITS

EXHIBITS

Exhibit Number  Description

4.1
Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex 1 of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 3, 2005, filed with the Commission on October 31, 2005.

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

THE HAIN CELESTIAL GROUP, INC.

Date: February 9, 2006	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief
Executive Officer

Date: February 9, 2006	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and
Chief Financial Officer