Form 10-Q
period 2006-03-31
HAIN CELESTIAL GROUP INC
filed 2006-05-10
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
Or
[ ]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: 0-22818

THE HAIN CELESTIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3240619
__________________________	_____________________
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

58 South Service Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(631) 730-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes      X    No
                                                      _______     _______

Indicate by check mark whether the registrant is a large accelerated filer (an accelerated filer, as a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act. (check one):

Large accelerated filer _______ Accelerated filer ___X____ Non-accelerated filer _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No                         X
_______     _______

As of May 3, 2006, there were 38,478,015 shares outstanding of the Registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - March 31, 2006 (unaudited) and June 30, 2005	2

	Condensed Consolidated Statements of Income - Three months and nine months ended March 31, 2006 and 2005 (unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity -
	Nine months ended March 31, 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended March 31, 2006 and 2005 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II Other Information

Items 1 through 5 are not applicable

Item 6 - Exhibits	16

Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	March 31, 2006	June 30, 2005
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$32,658	$24,139
Accounts receivable, less allowance for doubtful accounts of $2,353 and $2,074	90,310	67,148
Inventories	102,608	76,497
Recoverable income taxes	-	2,575
Deferred income taxes	5,671	5,671
Other current assets	20,684	18,164
Total current assets	251,931	194,194

Property, plant and equipment, net of accumulated depreciation and amortization of $54,295 and $49,035	99,720	88,204
Goodwill	417,977	350,833
Trademarks and other intangible assets, net of accumulated amortization of $9,191 and $9,142	61,376	61,010
Other assets	11,596	12,895
Total assets	$842,600	$707,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,805	$65,922
Income taxes payable	11,152	1,139
Current portion of long-term debt	2,322	2,791
Total current liabilities	93,279	69,852

Long-term debt, less current portion	133,002	92,271
Deferred income taxes	16,723	16,723
Minority interest	4,716	-
Total liabilities	247,720	178,846

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	-	-
Common stock - $.01 par value, authorized 100,000,000 shares, issued 39,337,771 and 37,475,998 shares	393	375
Additional paid-in capital	436,711	402,645
Retained earnings	157,747	127,967
Foreign currency translation adjustment	12,774	10,048
	607,625	541,035
Less: 861,256 shares of treasury stock, at cost	(12,745)	(12,745)
Total stockholders' equity	594,880	528,290

Total liabilities and stockholders' equity	$842,600	$707,136

Note: The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net sales	$196,443	$161,261	$543,767	$468,618
Cost of sales	138,760	115,793	382,069	330,944
Gross profit	57,683	45,468	161,698	137,674

Selling, general and administrative expenses	40,444	33,740	109,984	97,098

Operating income	17,239	11,728	51,714	40,576

Interest expense and other expenses, net	1,582	1,182	3,759	2,390
Income before income taxes	15,657	10,546	47,955	38,186
Provision for income taxes	5,909	2,848	18,175	13,628
Net income	$9,748	$7,698	$29,780	$24,558

Net income per share:
Basic	$0.26	$0.21	$0.80	$0.68
Diluted	$0.25	$0.21	$0.77	0.66

Weighted average common shares outstanding:
Basic	38,212	36,440	37,337	36,368
Diluted	39,547	37,308	38,514	37,124

 See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2006
(In thousands, except per share and share amounts)

							Foreign
	Common Stock		Additional				Currency
		Amount	Paid-in	Retained	Treasury Stock		Translation		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Adjustment	Total	Income

Balance at June 30, 2005	37,475,998	$375	$402,645	$127,967	861,256	$(12,745)	$10,048	$528,290

Exercise of stock options	763,199	7	11,546					11,553

Issuance of common stock	1,098,574	11	21,784					21,795

Non-cash compensation charge			736					736

Comprehensive income:
Net income				29,780				29,780	$29,780

Translation adjustments							2,726	2,726	2,726

Total comprehensive income									$32,506
Balance at March 31, 2006	39,337,771	$393	$436,711	$157,747	861,256	$(12,745)	$12,774	$594,880

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)

Net income	$29,780	$24,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,130	9,439
Provision for doubtful accounts	279	(8)
Non-cash compensation	736	737
Other non-cash items	28	-

Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired businesses:
Accounts receivable	(13,828)	(2,364)
Inventories	(9,931)	2,734
Other current assets	(1,994)	(7,149)
Other assets	572	(2,604)
Accounts payable and accrued expenses	(5,971)	150
Income taxes, net	12,587	(864)

Net cash provided by operating activities	21,388	24,629

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,200)	(7,026)
Acquisitions of businesses, net of cash acquired	(56,574)	(6,478)
Net cash used in investing activities	(64,774)	(13,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of bank revolving credit facility, net	42,000	(16,500)
Payments on economic development revenue bonds	-	(3,550)
Purchase of treasury stock	-	(1,690)
Costs in connection with bank financing	(44)	(34)
Proceeds from exercise of warrants and options, and issuances of common stock, net of related expenses	11,238	4,294
Repayments of other long-term debt, net	(2,011)	(1,559)

Net cash provided by (used in) financing activities	51,183	(19,039)

Effect of exchange rate changes on cash	722	(2,458)
Net increase (decrease) in cash and cash equivalents	8,519	(10,372)
Cash and cash equivalents at beginning of period	24,139	27,489

Cash and cash equivalents at end of period	$32,658	$17,117

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings® teas, Hain Pure Foods®, Westbrae®, Westsoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Organics®, Garden of Eatin’®, Terra Chips®, Harry’s Premium Snacks®, Boston’s®, Lima®, Biomarche™, Grains Noirs®, Natumi®, Milkfree, Raised Right™, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, and Nile Spice®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural and organic personal care product lines are marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics™, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands.

We operate in one business segment: the sale of natural and organic food and personal care products. In our 2005 fiscal year, approximately 47% of our revenues were derived from products that were manufactured within our own facilities with 53% produced by various co-packers.

All dollar amounts in our condensed consolidated financial statements and tables have been rounded to the nearest thousand dollars, except per share amounts. Share amounts in the notes to our condensed consolidated financial statements are presented in thousands.

2. BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. Please refer to the footnotes to our consolidated financial statements as of June 30, 2005 and for the year then ended included in our Annual Report on Form 10-K, as amended, for information not included in these condensed footnotes.

3. EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerator: Net income	$9,748	$7,698	$29,780	$24,558
Denominator (in thousands): Denominator for basic earnings per share - weighted average shares outstanding during the period	38,212	36,440	37,337	36,368
Effect of dilutive securities: Stock options Warrants	1,335 -	868 -	1,177 -	754 2
	1,335	868	1,177	756
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	39,547	37,308	38,514	37,124
Basic net income per share	$0.26	$0.21	$0.80	$0.68
Diluted net income per share	$0.25	$0.21	$0.77	$0.66

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2006	June 30, 2005
Finished goods Raw materials, work-in-progress and packaging	$63,350 39,258	$48,240 28,257
	$102,608	$76,497

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2006	June 30, 2005
Land Buildings and improvements Machinery and equipment Furniture and fixtures Leasehold improvements Construction in progress and other	$7,728 32,649 95,654 5,215 2,631 10,138	$7,481 31,766 89,331 2,542 2,955 3,164
	154,015	137,239
Less: Accumulated depreciation and amortization	54,295	49,035
	$99,720	$88,204

6.  ACQUISITIONS

On March 3, 2006, we acquired the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products, which are sold through drug stores, supermarkets and mass retailers. The total consideration paid was approximately $25.1 million in cash, $2.5 million in stock plus the assumption of certain liabilities. The purchase price excludes the amount of contingency payments we may be obligated to pay. The contingency payments are based on the achievement by the acquired business of certain financial targets over an approximate two year period following the date of acquisition. Such payments, which could total approximately $3.0 million, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. At March 31, 2006, goodwill (deductible for tax purposes) from this transaction was estimated to be $24.8 million.

On December 16, 2005, we acquired Spectrum Organic Products, Inc. Spectrum is a California-based leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and essential fatty acid nutritional supplements under the Spectrum Essentials® brand. Spectrum’s products are sold mainly through natural food retailers. Spectrum shareholders received $0.7035 per share, consisting of $0.3485 per share in cash and $0.355 per share in Hain shares, which is based on valuing the Hain shares at $19.80 per share as provided in the merger agreement. We issued approximately 900,000 shares in connection with this acquisition. The total consideration paid was approximately $29.3 million in cash, $17.4 million in stock plus the assumption of certain liabilities. At March 31, 2006, goodwill (not deductible for tax purposes) from the transaction was estimated to be $34.7 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Spectrum Organic Products and Para Laboratories as of the dates of the acquisitions:

Current assets	$24,985
Property and equipment	5,498
Other assets	604

Total assets	31,087
Liabilities assumed	9,185

Net assets acquired	$21,902

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

The balance sheet at March 31, 2006 includes the assets acquired and liabilities assumed valued on a preliminary basis at fair market value at the date of purchase. We are in the process of performing the procedures required to finalize the purchase price allocation for the above fiscal 2006 acquisitions; however, these procedures are in the early stages and are expected to be completed during the first half of fiscal 2007.

The following table presents information about sales and net income had the operations of the above described acquisitions been combined with our business as of the first day of the periods shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to its acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, integration of systems and personnel, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net sales	$200,990	$181,104	$588,024	$525,565
Net income	$9,424	$7,793	$28,957	$23,232
Earnings per share: Basic	$0.25	$0.21	$0.76	$0.62
Diluted	$0.24	$0.20	$0.74	$0.61
Weighted average shares: Basic	38,285	37,438	37,979	37,366
Diluted	39,620	38,307	39,156	38,122

In management’s opinion, the unaudited pro forma results of operations is not indicative of the actual results that would have occurred had the Spectrum acquisition and the purchase of the Para Laboratories business been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On July 1, 2005, we acquired the assets of College Hill Poultry of Fredericksburg, PA through Hain Pure Protein Corporation, which is a joint venture with Pegasus Capital Advisors, LP, a private equity firm. We control 50.1% of the joint venture. College Hill Poultry’s Raised Right ™ brand of natural and antibiotic-free chickens are raised on family farms and grain-fed without antibiotics or animal by-products. Raised Right ™ customers include supernaturals and conventional supermarkets, natural food stores and foodservice outlets. The purchase price consisted of approximately $4.7 million in cash as well as the assumption of certain liabilities. The net assets acquired, as well as the sales and operations of Hain Pure Protein Corporation are not material to the Company’s consolidated financial position or the results of operations.

On April 4, 2005, we acquired 100% of the stock of privately-held Zia Cosmetics, Inc., including the Zia® Natural Skincare brand, a respected leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers. The purchase price consisted of approximately $10 million in cash as well as the assumption of certain liabilities. The purchase price excludes the amount of contingency payments we may be obligated to pay. The contingency payments are based on the achievement by Zia of certain financial targets over an approximate two year period following the date of acquisition. Such payments, which could total approximately $1.3 million, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The net assets acquired, as well as the sales and operations of Zia, are not material to the Company’s consolidated financial position or the results of operations.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

On May 3, 2006, the Company announced that it had acquired the fresh prepared foods business based in Luton, England, from the H. J. Heinz Company. The Luton operations generated sales of approximately GBP30 million in calendar year 2005. The purchase price paid and the anticipated results of operations of the based operations, which will be owned by the Company’s newly established Hain Celestial UK Limited subsidiary are not material to the Company’s consolidated financial position or operating results.

 7. SENIOR NOTES AND CREDIT FACILITY

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. Proceeds from the senior notes were used to repay outstanding borrowings of $131.7 million under the Company’s previous revolving credit facility. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. Also on May 2, 2006, we closed on a new Amended and Restated Credit Agreement, providing us with a $250 million credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Revolving credit loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. The Credit Facility provides for reductions in the applicable margin as compared to the Credit Facility prior to its amendment and restatement. As of March 31, 2006, $131.7 million was borrowed under the Credit Facility prior to its amendment and restatement, at a weighted-average interest rate of 6.0%. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

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

On June 24, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding stock options held by employees. During the nine months ended March 31, 2006, there were no stock options granted. As such, there was no stock option expense during the nine months ended March 31, 2006.

9. STRATEGIC ALLIANCE WITH YHS

On September 6, 2005, the Company and Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, exchanged $2 million in equity investments in each other resulting in the issuance of 100,482 shares of the Company’s common stock to YHS and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. These investments represent the completion of the first stage of an alliance established between the Company and YHS which is expected to result in the pursuit of joint interests in marketing and distribution of food and beverages and product development.

The Company’s investment in YHS shares, which is included in other assets in the accompanying balance sheet, is carried at cost since the Company is restricted from selling these shares prior to September 6, 2007. The quoted price of the YHS shares on the Singapore Exchange at March 31, 2006 approximates their carrying value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Overview

We manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings® teas, Hain Pure Foods®, Westbrae®, Westsoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Organics®, Garden of Eatin’®, Terra Chips®, Harry’s Premium Snacks®, Boston’s®, Lima®, Biomarche™, Grains Noirs®, Natumi®, Milkfree, Raised Right™, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, and Nile Spice®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural and organic personal care product lines are marketed under the JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Orjene®, Shaman Earthly Organics™, and Heather’s® brands. Our website is www.hain-celestial.com.

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

Our overall mission is to be a leading marketer and seller of natural, organic, beverage, snack, specialty food and personal care products by integrating all of our brands under one management team and employing a uniform marketing, sales and distribution program. Our business strategy is to capitalize on the brand equity and the distribution previously achieved by each of our acquired product lines and to enhance revenues by strategic introductions of new product lines that complement existing products.

Results of Operations

Three months ended March 31, 2006

Net sales for the three months ended March 31, 2006 were $196.4 million, an increase of $35.2 million or 21.8% over net sales of $161.3 million in the March 31, 2005 quarter. The increase came from increased brand sales for Terra Chips, which was up 8%, Earth’s Best, which was up 24%, Imagine soups, which was up 26%, Westsoy, which was up 17%, and Rice Dream and Soy Dream which were up 18%. The Company’s Jason Natural personal care products brand sales were up 34%. Sales of the Raised Right and Para Laboratories products and from our acquisition of Zia and Spectrum Organic Products are included only in the current year quarter.

Gross profit for the three months ended March 31, 2006 was 29.4% of net sales as compared to 28.2% in the March 31, 2005 quarter. The increase in gross profit percentage was principally the result of the effects of our October 2005 price increase, the positive impacts of our 2005 SKU Rationalization Program, productivity improvements across our operations and the favorable impact of the higher margins earned by our personal care products. The increases were offset in part by higher input costs, including the higher cost of petroleum and related products and the unfavorable impact of the reduction in the total percentage of consolidated sales from Celestial Seasonings. In addition, our Hain Pure Protein joint venture, with its Raised Right brand of natural and antibiotic-free chicken, operates at significantly lower margins than our other brands, which caused a 1.0% reduction in the Company’s overall gross profit percentage.

Selling, general and administrative expenses increased by $6.7 million to $40.4 million for the three months ended March 31, 2006 as compared to $33.7 million in the March 31, 2005 quarter. These expenses as a percentage of net sales amounted to 20.6% for the three months ended March 31, 2006 and 20.9% for the three months ended March 31, 2005. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired subsequent to March 31, 2005, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business.

Operating income was $17.2 million in the three months ended March 31, 2006 compared to $11.7 million in the March 31, 2005 quarter. Operating income as a percentage of net sales was 8.8% in the March 31, 2006 quarter, compared with 7.3% in the March 31, 2005 quarter. The dollar and percentage increase is the result of the aforementioned higher gross profit offset by higher selling, general and administrative expenses.

Interest and other expenses amounted to $1.6 million for the three months ended March 31, 2006 compared to $1.2 million for the three months ended March 31, 2005. The increase in interest expense this quarter as compared to the prior year quarter was the result of higher interest rates on higher average borrowings.

Income before income taxes for the three months ended March 31, 2006 amounted to $15.7 million, or 8.0% of net sales, compared to $10.5 million, or 6.5% of net sales in the comparable period of the prior year. This increase was attributable to the increase in operating income as driven by the gross margin improvement.

Our effective income tax rate approximated 38% of pretax income for the three months ended March 31, 2006 compared to 27% for the three months ended March 31, 2005. Our effective tax rate for the full fiscal year ended June 30, 2005 approximated 37%. The lower tax rate in the March 31, 2005 quarter resulted from tax benefits from the termination of certain outstanding tax matters.

Net income for the three months ended March 31, 2006 was $9.7 million compared to $7.7 million in the March 31, 2005 quarter. The increase of $2 million in net income in the current year quarter was primarily attributable to the increase in sales and the resultant increase in gross profit dollars, offset by the higher tax provision in the quarter.

Nine Months Ended March 31, 2006

Net sales for the nine months ended March 31, 2006 were $543.8 million, an increase of $75.2 million or 16.0% over net sales of $468.6 million for the nine months ended March 31, 2005. The increase came from increased brand sales for Terra Chips, which was up 10%, Garden of Eatin', which was up 18%, Earth’s Best, which was up 36%, Imagine Soups, which was up 41%, Walnut Acres Organic, which was up 18%, Imagine Frozen, which was up 12%, and the Company’s personal care brands, which were up 59%. Sales at Celestial Seasonings were up 2.5% for the nine months ended March 31, 2006, as compared to the prior year period. Sales of our recently acquired Zia, Raised Right, Spectrum Organic Products and Para Laboratories brands are included only in the current year nine month period.

Gross profit for the nine months ended March 31, 2006 was 29.7% as compared to 29.4% for the nine months ended March 31, 2005. The increase in gross profit percentage was principally the result of the effects of our October 2005 price increase, the positive impacts of our 2005 SKU Rationalization Program, productivity improvements across our operations and the favorable impact of the higher margins earned by our personal care products. The increases were offset in part by higher input costs, including the higher cost of petroleum and related products and the unfavorable impact of the reduction in the total percentage of consolidated sales from Celestial Seasonings. Our overall business has been impacted by the higher petroleum and natural gas costs, both directly with increased inbound and outbound delivery costs, and indirectly with pass-through costs from our suppliers of packaging and other major components of our finished products. In addition, our Hain Pure Protein joint venture, with its Raised Right brand of natural and antibiotic-free chicken, operates at significantly lower margins than our other brands, which caused a 1.1% reduction in the Company’s overall gross profit percentage.

Selling, general and administrative expenses increased by $12.9 million to $110.0 million for the nine months ended March 31, 2006 as compared to $97.1 million for the nine months ended March 31, 2005. Such expenses as a percentage of net sales amounted to 20.2% for the nine months ended March 31, 2006 and 20.7% for the nine months ended March 31, 2005. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by businesses acquired subsequent to March 31, 2005, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business.

Operating income was $51.7 million for the nine months ended March 31, 2006 compared to $40.6 million for the nine months ended March 31, 2005. Operating income as a percentage of net sales was 9.5% for the nine months ended March 31, 2006 compared with 8.7% for the nine months ended March 31, 2005. The dollar and percentage increase is the result of the aforementioned higher gross profit offset by higher selling, general, and administrative expenses.

Interest and other expenses amounted to $3.8 million for the nine months ended March 31, 2006 compared to $2.4 million for the nine months ended March 31, 2005. The increase in interest expense this period as compared to the same period in the prior year was the result of higher interest rates on higher average borrowings. We benefited by $0.7 million in net currency exchange gains during the prior year’s nine months ended March 31, 2005.

Income before income taxes for the nine months ended March 31, 2006 amounted to $48.0 million compared to $38.2 million in the comparable period of the prior year. This increase was attributable to the increase in operating income as driven by the gross margin improvement.

Our effective income tax rate approximated 38% of pretax income for the nine months ended March 31, 2006 compared to 36% for the nine months ended March 31, 2005. The lower tax rate in the March 31, 2005 period resulted from tax benefits from the termination of certain outstanding tax matters.

Net income for the nine months ended March 31, 2006 was $29.8 million compared to $24.6 million for the nine months ended March 31, 2005. The increase of $5.2 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit dollars.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from the credit agreements we have arranged.

We have available to us a $250 million Credit Facility through May 2, 2011. The Credit Facility is guaranteed by substantially all of our direct and indirect domestic subsidiaries. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the Facility may be increased to $350 million. We are required to comply with customary affirmative and negative covenants for facilities of this nature. We currently have no borrowings outstanding under the Credit Facility.

On May 2, 2006, we closed on a private placement of senior notes in the aggregate principal amount of $150 million due May 2, 2016. Proceeds from the senior notes were used to repay outstanding borrowings of $131.7 million under the Company’s previous revolving credit facility. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd and are guaranteed by our subsidiaries that provide guarantees under our Credit Facility. We are required to comply with customary affirmative and negative covenants for notes of this nature.

This access to capital provides us with flexible working capital in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

Net cash provided by operations was $21.4 million and $24.6 million for the nine months ended March 31, 2006 and 2005, respectively. Our working capital and current ratio was $158.7 million and 2.7 to 1, respectively, at March 31, 2006 compared with $124.3 million and 2.8 to 1 respectively, at June 30, 2005. The increase in working capital resulted principally from the working capital of businesses acquired and higher accounts receivable and inventories to support the increased size of our business.

Net cash provided by (used in) financing activities was $51.2 million and $(19.0) million for the nine months ended March 31, 2006 and 2005, respectively. The change was due principally to our borrowing of approximately $42.0 million to finance acquisitions and proceeds from the exercise of warrants and options of approximately $11.2 million during the first nine months of fiscal 2006, as compared to our pay down of approximately $16.5 million of debt offset by proceeds from the exercise of warrants and options of approximately $4.3 million during the first nine months of fiscal 2005.

We believe that cash on hand of $32.7 million at March 31, 2006, the excess proceeds of approximately $18 million (after repayment of outstanding borrowings under our previous revolving credit facility) received in connection with the closing of the private placement of senior notes, projected cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $15 million, and scheduled debt and lease payments of approximately $7.4 million over the next twelve months. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 4.7% interest.

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

Goodwill and Intangibles

Goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life unless the asset is determined to have an indefinite useful life. The carrying value of goodwill, which is allocated to the Company’s six reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment.

Segments

SFAS No. 131 defines an operating segment as that component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined that it operates in one segment, the sale of natural and organic products, including food, beverage and personal care products, and further that such single segment includes six reporting units in the annual test of Goodwill for impairment. Characteristics of the Company’s operations which are relied on in making these determinations include the similarities apparent in the Company’s products in the natural and organic consumer markets, the commonality of the Company’s customers across brands, the Company’s unified marketing strategy, and the nature of the financial information used by the CODM, described below, other than information on sales and direct product costs, by brand. The Company’s six reporting units are Grocery (including snacks); Tea; Personal Care; Protein; Canada; and Europe. The Company has further determined that its Chairman of the Board and Chief Executive Officer is the Company’s CODM as defined in SFAS No. 131, and is also the manager of the Company’s single segment. In making decisions about resource allocation and performance assessment, the Company’s CODM focuses on sales performance by brand using internally generated sales data as well as externally developed market consumption data acquired from independent sources, and further reviews certain data regarding standard costs and standard gross margins by brand. In making these decisions, the CODM receives and reviews certain Company consolidated quarterly and year-to-date information; however, the CODM does not receive or review any discrete financial information by geographic location, business unit, subsidiary, division or brand. The CODM reviews and approves capital spending on a Company consolidated basis rather than at any lower unit level. The Company’s Board of Directors receives the same quarterly and year-to-date information as the Company’s CODM.

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

Part II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBITS

Exhibit Number Description

10.1
Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.2
Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

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

THE HAIN CELESTIAL GROUP, INC.

Date:	May 10, 2006	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief
Executive Officer

Date:	May 10, 2006	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and
Chief Financial Officer