Form 10-K
period 2006-06-30
HAIN CELESTIAL GROUP INC
filed 2006-09-13
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934

For The Fiscal Year Ended June 30, 2006

|_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission File No. 0-22818

THE HAIN CELESTIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3240619 (I.R.S. Employer Identification No.)
58 South Service Road Melville, New York (Address of principal executive offices)	11747 (Zip Code)

Registrant’s telephone number, including area code: (631) 730-2200

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which registered)
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes |X| No |_|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of
the Act. Yes |_| No |X|

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq National Market on December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $796,266,762.

As of September 5, 2006, there were 38,772,915 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference

Document	Part of the Form 10-K
The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders	into which Incorporated Part III

PART I
THE HAIN CELESTIAL GROUP, INC.

Item 1.  Business.

Unless otherwise indicated, references in this Annual Report to 2006, 2005, 2004 or “fiscal” 2006, 2005, 2004 or other years refer to our fiscal year ended June 30 of that year and references to 2007 or “fiscal” 2007 refer to our fiscal year ending June 30, 2007.

General

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural and organic personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings® teas, Hain Pure Foods®, Westbrae®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s®, Lima®, Grains Noirs®, Natumi®, Milkfree, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice® and Linda McCartney®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural personal care products line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics™, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand.

Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market stores, drug stores, food service channels and club stores. During 2006, 2005 and 2004, approximately 47%, 47% and 39%, respectively, of our revenues were derived from products manufactured within our own facilities. The remaining 53%, 53% and 61%, for 2006, 2005 and 2004, respectively, of our revenues were derived from products which are produced by independent food manufacturers (“co-packers”) using proprietary specifications controlled by us.

Since our formation, we have completed a number of acquisitions of companies and brands. In the last three fiscal years, we have acquired the following companies and brands:

•
On June 12, 2006, we acquired the Linda McCartney® brand (under license) and the frozen meat-free business from the H.J. Heinz Company, L.P. ("Heinz") including a manufacturing facility based in Fakenham, England.

•	On April 30, 2006, we acquired the fresh prepared food business based in Luton, England from Heinz.

•
On March 3, 2006, we acquired the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products for professional and personal use, sold through drug stores, supermarkets, and mass retailers.

•
On December 16, 2006, we acquired Spectrum Organic Products, Inc., a leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and essential fatty acid nutritional supplements under the Spectrum Essentials® brand, sold mainly through natural food retailers.

•	On July 1, 2005, we acquired a 50.1% controlling interest in Hain Pure Protein Corporation which specializes in natural and organic antibiotic-free chicken.

•
On April 4, 2005, we acquired Zia Cosmetics, Inc., including the Zia® Natural Skincare brand, a respected leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers.

•	On June 3, 2004, we acquired Jason Natural Products, Inc., a California-based manufacturer and marketer of natural personal care products.

•
On May 27, 2004, we acquired the Rosetto® and Ethnic Gourmet® brands from Heinz, which produce and market frozen pasta and natural ethnic frozen meals, respectively. Heinz owned approximately 16.7% of our common stock at the time of the transaction.

•	On February 25, 2004, we acquired Natumi AG, a German producer and marketer of soymilk and other non-dairy products.

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

As of June 30, 2006, we employed a total of 2,074 full-time employees. Of these employees, 156 were in sales and 1,265 in production, with the remaining 653 employees filling management, accounting, marketing, operations and clerical positions.

Products

Grocery

We develop, manufacture, market and distribute a comprehensive line of branded natural and organic grocery products in numerous categories including non-dairy drinks (soy and rice), popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, aseptic and instant soups, chilis, packaged grain, nut butters and nutritional oils, juices, frozen desserts, pastas and ethnic meals, as well as other food products. Our Hain®, Westbrae®, WestSoy®, Imagine®, Rice Dream®, Soy Dream®, Walnut Acres Organic™, Ethnic Gourmet®, Bearitos®, Arrowhead Mills®, DeBoles®, Health Valley®, Hollywood®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Breadshop®, Nile Spice®, Earth’s Best® and Lima® brands comprise this full line of natural or organic grocery products. We are a leader in many of the top natural food categories. Natural foods are defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of our products are also made with “organic” ingredients that are grown without dependence upon artificial pesticides, chemicals or fertilizers. Grocery products accounted for approximately 51% of total net sales in 2006, 55% in 2005, and 56% in 2004.

Snacks

We develop, manufacture, market and distribute a full line of branded snack products including a variety of potato and vegetable chips, organic tortilla style chips, pretzels, popcorn and potato chips under the Terra®, Garden of Eatin’®, Little Bear®, Boston’s Popcorn® and Harry’s Premium Snacks® names. Terra® natural food products consist of varieties of potato chips, potato sticks (known as Frites®), sweet potato chips and other vegetable chips. Garden of Eatin’® natural food products consist of organic tortilla chip products and other snacks. Boston Popcorn® and Harry’s® products consist of popcorn, potato chips, tortilla chips and other snack food items. Snacks accounted for approximately 13% of total net sales in 2006 and 14% in 2005 and in 2004.

Teas

Our tea products are 100% natural and are made from high-quality, natural flavors and ingredients and are generally offered in 10, 20 and 40 count packages. We are the leading specialty tea brand in North America. Our teas are sold in grocery, natural foods and other retail stores. We develop flavorful, unique blends with attractive, colorful and thought-provoking packaging. Our products include herb teas such as Sleepytime®, Lemon Zinger®, Peppermint, Chamomile, Mandarin Orange Spice®, Cinnamon Apple Spice, Red Zinger®, Raspberry Zinger®, Tension Tamer®, Country Peach Passion® and Wild Berry Zinger®, a line of green teas, a line of wellness teas, a line of organic teas, a line of specialty black teas, chais, and our new line of Zingers To Go™. Our tea products include over 80 flavors made from 100% natural ingredients. The types of teas offered include herb, red (rooibos), honeybush, white, green, black and chai. Our teas are offered both with and without caffeine. We also offer Cool Brew iced teas, natural ciders, and Teahouse Chais. Tea beverages accounted for approximately 14% total net sales in 2006, 16% in 2005 and 18% in 2004.

Personal Care Products

We manufacture and market a full line of personal care products including skin care, hair care, body care, oral care, and deodorants under the JASON®, Earth’s Best® Baby Body Care, Zia®, Orjene®, Shaman Earthly Organics™, Queen Helene®, Batherapy ®, Shower Therapy®, and Footherapy® brands. We also manufacture and market a brand of natural cleaning products under the Heather’s® brand.

Other

Fresh

We process, market and distribute fresh prepared foods from our facility in Luton, England, and from our Grains Noirs facilities in Brussels, Belgium. Products include fresh sandwiches, appetizers and full-plated meals for distribution to retailers, caterers, and food service providers, principally transportation providers.

On July 1, 2005, we began processing natural and organic, antibiotic- and hormone-free chickens marketed and distributed to natural food stores, supermarkets, and food service providers. We market our chickens under the FreeBird™ brand.

Meat Alternative Products

We manufacture, distribute and market a full line of soy protein meat alternative products under the Yves brand name including such well known products as The Good Dog®, The Good Lunch® and The Good Slice®, among others. We also manufacture, market and distribute a full line of meat-free frozen products under the Linda McCartney® brand (under license). Meat alternative products provide consumers with the health benefits of soy without the health concerns associated with traditional meat products. Our meat alternative products and other meat-free ingredients include veggie burgers, veggie wieners, veggie slices, veggie entrees, veggie ground round and veggie skewers. Our Yves meat alternative brand operates from our facility in Vancouver, British Columbia in Canada. Our Linda McCartney® brand operates from our facility in Fakenham, England.

Medically-Directed and Weight Management Products

Our Estee® and Featherweight® businesses market and distribute a full line of sugar-free, fructose-sweetened and low-sodium products targeted towards diabetic and health conscious consumers and persons on medically-restricted diets.

We continuously evaluate our existing products for taste, nutritional value and cost and make improvements where possible. We will discontinue products or stock keeping units when sales of those items do not warrant further production. During fiscal 2005, we initiated a stock keeping unit (SKU) rationalization program which resulted in the discontinuation of numerous SKUs, the elimination of which resulted in a pre-tax charge to fiscal 2005 earnings of approximately $12.1 million and to fiscal 2006 earnings of approximately $0.9 million.

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing high-quality products. A team of professional product developers, including microbiologists, nutritionists, food scientists and chefs, work together to develop products meeting consumers’ changing needs. Our Research and Development Department incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the Research and Development Department routinely reformulates and revises existing products. We incurred approximately $1.2 million in Company-sponsored research and development activities in 2006, $2.6 million in 2005 and $2.0 million in 2004.

Sales and Distribution

Our products are sold in all 50 states and in more than 50 countries. Certain of our product lines have seasonal fluctuations (e.g., hot tea products, baking and cereal products and soup sales are stronger in colder months while sales of snack food products are stronger in the warmer months).

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

Our customer base consists principally of natural food distributors, mass-market merchandisers, supermarkets, drug store chains, club stores and grocery wholesalers. Recently, growth of natural and organic foods has shifted from the natural food channel to the grocery channels as mainstream grocery distributors and retailers provide these products to meet consumer demand and awareness. In fiscal 2006 and 2005, one of our distributors, United Natural Foods, Inc., accounted for approximately 21% and 22% of net sales, respectively. Two of our distributors, United Natural Foods, Inc. and Tree of Life, accounted for approximately 20% and 12%, respectively, in 2004. Net sales to export customers account for less than 5% of total net sales for each of the three years in the period ended June 30, 2006.

Our subsidiaries in Canada and Europe sell to all major channels of distribution in the countries they serve. International sales represented approximately 19.3% of total net sales in 2006, 21.1% in 2005 and 20.3% in 2004.

Marketing

We use a mix of trade and consumer promotions as well as media advertising to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs. In each of 2006, 2005 and 2004 we have increased our investment in consumer spending to enhance brand equity while closely monitoring our trade spending. These consumer spending categories include, but are not limited to, consumer advertising using television, radio and print, coupons, direct mailing programs and other forms of promotions. During fiscal 2006, we initiated sponsorship programs including Earth’s Best® with PBS Kids and Sesame Street, and Terra® as The Official Chip of Madison Square Garden. In addition, Celestial Seasonings® continued its partnership with The Heart Truth Campaign. There is no guarantee that these promotional investments in consumer spending will be successful.

Manufacturing Facilities

We currently manage and operate the following manufacturing facilities located throughout the United States: Celestial Seasonings®, in Boulder, Colorado, which produces specialty teas; Terra®, in Moonachie, New Jersey, which produces vegetable chips; Arrowhead Mills®, in Hereford, Texas, which produces hot and cold cereals, baking goods and meal cups; DeBoles®, in Shreveport, Louisiana, which produces organic pasta; a frozen foods facility in West Chester, Pennsylvania, which produces Ethnic Gourmet® frozen meals and Rosetto® frozen pasta; JASON®, in Culver City, California, which produces personal care products; and Hain Pure Protein in Fredericksburg, Pennsylvania, which processes natural and organic antibiotic-free chickens.

Outside the United States, we have the following manufacturing facilities: Yves Veggie Cuisine® in Vancouver, British Columbia, which produces soy-based meat alternative products; Hain Celestial Belgium, with its Lima, N.V. facility in Maldegem, Belgium, which manufactures natural and organic food products, its Grains Noirs® facility in Brussels, Belgium, which prepares fresh organic appetizers, salads, sandwiches and other full-plated dishes, and its Natumi facility in Eitorf, Germany, which produces soymilk and other non-dairy products; our Luton, England facility where we produce fresh prepared foods; and our Fakenham, England facility where we produce meat-free frozen foods.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Fredericksburg, Pennsylvania; Vancouver, British Columbia; Maldegem, Belgium; and Fakenham, England. During 2006, 2005 and 2004, approximately 47%, 47% and 39%, respectively, of our revenue was derived from products manufactured at our owned manufacturing facilities.

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

Our organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. We perform laboratory analyses on incoming ingredient shipments for the purpose of assuring that they meet both our own quality standards and those of the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA) and the U.S. Environmental Protection Agency (EPA).

Co-Packed Product Base

During 2006, 2005 and 2004, approximately 53%, 53% and 61%, respectively, of our revenue was derived from products manufactured at independent co-packers. Currently, independent food manufacturers, who are referred to in our industry as co-packers, manufacture many of our products, including our Health Valley®, Breadshop®, Casbah®, Bearitos®, Nile Spice®, Harry’s Premium Snacks®, Boston’s®, Alba Foods®, Estee®, Earth’s Best®, Garden of Eatin’®, Hain Pure Foods®, Hollywood®, Little Bear Organic Foods®, Westbrae®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic™, Spectrum Naturals®, Spectrum Essentials®, Lima®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Zia® and some of our Terra®, Rosetto®, Arrowhead Mills®, Yves Veggie Cuisine® and Ethnic Gourmet® product lines.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food and beverage industry. Our trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills®, Bearitos®, Breadshop®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Celestial Seasonings®, DeBoles®, Earth’s Best®, Estee®, Ethnic Gourmet®, Garden of Eatin’®, Hain Pure Foods®, Health Valley®, Imagine®, JASON®, Zia®, Orjene®, Shaman Earthly Organics™, Heather’s®, Little Bear Organic Foods®, Nile Spice®, Harry’s Premium Snacks®, Boston’s®, Rice Dream®, Rosetto®, Soy Dream®, Terra®, Walnut Acres Organic™, Westbrae®, WestSoy®, Lima®, Grains Noirs®, Natumi®, FreeBird™, Yves Veggie Cuisine®, Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands.

Celestial Seasonings® has trademarks for most of its best-selling teas, including Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Red Zinger®, Wild Berry Zinger®, Tension Tamer®, Country Peach Passion® and Raspberry Zinger®. We market the Linda McCartney® brand under license.

Competition

We operate in highly competitive geographic and product markets, and some of these markets are dominated by competitors with greater resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors include mainstream food companies such as Dean Foods, General Mills, Inc., Nestle S.A., Kraft Foods, Inc., Groupe Danone, Kellogg Company, Unilever PLC, Pepsico, Inc. and Sara Lee Corporation. Retailers also market competitive products under their own private labels.

The beverage markets for both tea and soy beverages are large and highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Celestial Seasonings currently competes in the specialty tea market segment which includes herb tea, green tea, wellness tea and black tea. Celestial Seasonings® specialty tea products, like other specialty tea products, are priced higher than most commodity black tea products.

The principal competitors of Celestial Seasonings® on a national basis in the specialty teas market are Thomas J. Lipton Company (a division of Unilever PLC), Twinings (a division of Associated British Grocers) and R.C. Bigelow, Inc. In addition, in April 2004, Tazo Tea Company (a subsidiary of Starbucks Corporation) and Kraft Foods. announced a licensing agreement whereby Tazo products might gain additional access to grocery channels through placement by Kraft. Additional competitors include a number of regional specialty tea companies.

The soy beverage market, including both aseptic and refrigerated products, has shown sustained growth over the past several years. A statement by the FDA endorsing the heart healthy benefits of soy in October 1999 spurred the growth in both the aseptic and refrigerated segments. Aseptic soymilk is the more mature product category of the two and in recent years, additional larger competitors entered the category but have since exited the category after unsuccessful regional launches. WestSoy® has taken advantage of the shelf space which became available and continues to be the number one and largest growing brand of aseptic soymilk in the grocery and natural channels.

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

Independent Certification

We rely on independent certification, such as certifications of our products as “organic” or “kosher,” to differentiate our products in natural and specialty food categories. The loss of any independent certifications could adversely affect our market position as a natural and specialty food company, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. We utilize organizations such as Quality Assurance International (QAI) and Oregon Tilth to certify our products as organic under the guidelines established by the USDA. Similarly, we utilize appropriate kosher supervision organizations, such as The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, “KOF-K” Kosher Supervision, Star K Kosher Certification, Kosher Overseers Associated of America and Upper Midwest Kashruth.

Available Information

The following information can be found on our website at http://www.hain-celestial.com:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC);

•
our policies related to corporate governance, including our Code of Business Conduct and Ethics applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC; and

•	the charters of the Audit, Compensation and Corporate Governance and Nominating Committees of our Board of Directors.

We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Item 1A. Risk Factors.

Our business, operations and financial condition are subject to various risks and uncertainties. The most significant of these risks include those described below; however, there may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K and in the other documents that we file from time to time with the SEC.

Our Markets Are Highly Competitive

We operate in highly competitive geographic and product markets, and some of our markets are dominated by competitors with greater resources. We cannot be certain that we could successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors, such as mainstream food companies including but not limited to Dean Foods Company, General Mills, Inc., Nestle S.A., Kraft Foods Inc., Groupe Danone, Kellogg Company, PepsiCo, Inc. and Sara Lee Corporation, also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with our products. Retailers also market competitive products under their own private labels.

 One example of the competitiveness of the markets in which we participate is in the tea portion of the beverage market. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Our principal competitors on a national basis in the specialty tea market are Thomas J. Lipton Company, a division of Unilever PLC, and R.C. Bigelow, Inc. Unilever has substantially greater financial resources than we do. In addition, in April 2004, Tazo Tea Company (a subsidiary of Starbucks Corporation) and Kraft Foods Global, Inc. (a subsidiary of Kraft Foods Inc.) announced a licensing agreement whereby Tazo products may gain additional access to grocery channels through placement by Kraft, which has substantially greater financial resources than we do. Additional competitors include a number of regional specialty tea companies. There may be potential entrants which are not currently in the specialty tea market who may have substantially greater resources than we do. Private label competition in the specialty tea category is currently minimal, but growing.

 In the future, competitors may introduce other products that compete with our products and these competitive products may have an adverse effect on our business, results of operations and financial condition.

We also compete with other manufacturers in the procurement of natural and organic product ingredients, which may be less plentiful in the open market than conventional product ingredients. This competition may increase in the future along with increasing public demand for natural and organic products. This could cause our expenses to increase or could limit the amount of product that we can manufacture and sell.

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

Our business is primarily focused on sales of natural and organic products in markets geared to consumers of natural foods, specialty teas, non-dairy beverages, cereals, breakfast bars, canned soups and vegetables, snacks and cooking oils, which, if consumer demand for such categories were to decrease, could harm our business. Consumer trends change based on a number of possible factors, including:

•	nutritional values, such as a change in preference from fat free to reduced fat to no reduction in fat; and

•	a shift in preference from organic to non-organic and from natural products to non-natural products.

In addition, we have other product categories, such as medically-directed food products and other specialty food items, as well as natural health and beauty care products. We are subject to evolving consumer preferences for these products.

Our Acquisition Strategy Exposes Us to Risk

We intend to continue to grow our business in part through the acquisition of new brands, both in the United States and internationally. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing product mix. We cannot be certain that we will be able to successfully:

•	identify suitable acquisition candidates;

•	negotiate identified acquisitions on terms acceptable to us; or

•	integrate acquisitions that we complete.

We may encounter increased competition for acquisitions in the future, which could result in acquisition prices we do not consider acceptable. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.

Our Future Success May Be Dependent on Our Ability to Integrate Brands That We Acquire

Our future success may be dependent upon our ability to effectively integrate new brands that we acquire, including our ability to realize potentially available marketing opportunities and cost savings, some of which may involve operational changes. We cannot be certain:

•	as to the timing or number of marketing opportunities or amount of cost savings that may be realized as the result of our integration of an acquired brand;

•	that a business combination will enhance our competitive position and business prospects;

•	that we will not experience difficulties with customers, personnel or other parties as a result of a business combination; or

•	that, with respect to our acquisitions outside the United States, we will not be affected by, among other things, exchange rate risk.

In addition, we cannot be certain that we will be successful in:

•	integrating an acquired brand’s distribution channels with our own;

•	coordinating sales force activities of an acquired brand or in selling the products of an acquired brand to our customer base; or

•	integrating an acquired brand into our management information systems or integrating an acquired brand’s products into our product mix.

Additionally, integrating an acquired brand into our existing operations will require management resources and may divert our management from our day-to-day operations. If we are not successful in integrating the operations of acquired brands, our business could be harmed.

We are Dependent Upon the Services of Our Chief Executive Officer

We are highly dependent upon the services of Irwin D. Simon, our Chairman of the Board, President and Chief Executive Officer. We believe Mr. Simon’s reputation as our founder and his expertise and knowledge in the natural and organic products market are critical factors in our continuing growth. The loss of the services of Mr. Simon could harm our business.

We Rely on Independent Brokers and Distributors for a Substantial Portion of Our Sales

We rely upon sales efforts made by or through non-affiliated food brokers to distributors and other customers, in addition to our own retail sales organization. The loss of, or business disruption at, one or more of these distributors or brokers may harm our business. If we were required to obtain additional or alternative distribution and food brokerage agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. One of our distributors, United Natural Foods, Inc., or “UNFI,” which redistribute products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 21%, 22% and 20% of our net sales for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. Our inability to enter into satisfactory brokerage agreements may inhibit our ability to implement our business plan or to establish markets necessary to develop products successfully. Food brokers act as selling agents representing specific brands on a non-exclusive basis under oral or written agreements generally terminable at any time on 30 days’ notice, and receive a percentage of net sales as compensation. Distributors purchase directly for their own account for resale. In addition, the success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network.

Loss of One or More of Our Manufacturing Facilities or Independent Co-Packers Could Harm Our Business

For the fiscal years ended June 30, 2006, 2005 and 2004, approximately 47%, 47% and 39%, respectively, of our revenue was derived from products manufactured at our manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

During fiscal 2006, 2005 and 2004, approximately 53%, 53% and 61%, respectively, of our revenue was derived from products manufactured at independent co-packers. None of our co-packers manufactured products representing as much as 10% of our revenue; however, in some cases a co-packer produces all of our requirements for a particular brand. The loss of one or more co-packers, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source could be secured, which may be on less favorable terms.

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

Our botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. Many ingredients are presently grown in countries where labor-intensive cultivation is possible, and where we often must educate the growers about product standards. We perform laboratory analysis on incoming ingredient shipments for the purpose of assuring that they meet our quality standards and those of the FDA.

Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as foreign political situations, embargoes, changes in national and world economic conditions, currency fluctuations, forecasting adequate need of seasonal raw material ingredients and climate conditions. We take steps and will continue to take steps intended to lessen the risk of an interruption of botanical supplies, including identification of alternative sources and maintenance of appropriate inventory levels. We have, in the past, maintained sufficient supplies for our ongoing operations.

Our failure to maintain relationships with our existing suppliers or to find new suppliers, observe production standards for our foreign-procured products or continue our supply of botanicals from foreign sources could harm our business.

Our Future Results of Operations May be Adversely Affected by Escalating Fuel Costs

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

We are Subject to Risks Associated with Our International Sales and Operations, Including Foreign Currency Risks

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2006, approximately 19.3% of our net sales were generated outside the United States, while such sales outside the United States were 21.1% of net sales in 2005 and 20.3% in 2004.

Sales from outside our U.S. markets may represent an increasing portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•	periodic economic downturns and unstable political environments;

•	price and currency exchange controls;

•	fluctuations in the relative values of currencies;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;

•	compliance with applicable foreign laws; and

•	difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors.

Our Inability to Use Our Trademarks Could Have a Material Adverse Effect on Our Business

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food, beverage and personal care industry. Although we endeavor to protect our trademarks and trade names, there can be no assurance that these efforts will be successful, or that third parties will not challenge our right to use one or more of our trademarks or trade names. We believe that our trademarks and trade names are significant to the marketing and sale of our products and that the inability to utilize certain of these names could have a material adverse effect on our business, results of operations and financial condition.

Our Products Must Comply with Government Regulation

The USDA has adopted regulations with respect to a national organic labeling and certification program which became effective February 20, 2001, and fully implemented on October 21, 2002. We currently manufacture approximately 900 organic products which are covered by these regulations. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

In addition, on January 18, 2001, the FDA proposed new policy guidelines regarding the labeling of genetically engineered foods. The FDA is currently considering the comments it received before issuing final guidance. These guidelines, if adopted, could require us to modify the labeling of our products, which could affect the sales of our products and thus harm our business.

The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of “Trans Fatty Acids” in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule became effective on January 1, 2006. Additionally, an allergen labeling law was passed and signed on August 3, 2004. This law requires that eight major allergens to be clearly labeled by January 1, 2006. We have revised our labels in order to be in compliance with the final rules. Additionally, Canada adopted new food labeling regulations that required implementation by December 12, 2005. These regulations require a Nutritional Facts panel to be on the packages. Our Yves products are subject to these regulations, as are all of our other products sold into Canada. Any change in labeling requirements for our products may lead to an increase in packaging costs or interruptions or delays in packaging deliveries.

Similar labeling regulations exist throughout the rest of the world. We continually monitor and modify packaging to be in compliance with the rules of the various countries where we sell our products. Our ability to meet local packaging regulations impact our ability to sell products in these regions.

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

Product Recalls Could Have a Material Adverse Effect on Our Business

Manufacturers and distributors of products in our industry are sometimes subject to the recall of their products for a variety of reasons, including for product defects, such as ingredient contamination, packaging safety and inadequate labeling disclosure. If any of our products are recalled due to a product defect or for any other reason, we could be required to incur the expense of the recall or the expense of any resulting legal proceeding. Additionally, if one of our significant brands were subject to recall, the image of that brand and our image could be harmed, which could have a material adverse effect on our business.

Product Liability Suits, If Brought, Could Have a Material Adverse Effect on Our Business

If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. We cannot assure you that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products. As a marketer of food, beverage and personal care products, we are subject to the risk of claims for product liability. We maintain product liability insurance and generally require that our co-packers maintain product liability insurance naming us as a co-insured.

We Rely on Independent Certification for a Number of Our Food Products

We rely on independent certification, such as certifications of our products as “organic” or “kosher,” to differentiate our products from others. The loss of any independent certifications could adversely affect our market position as a natural and organic food company, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our “kosher” certification if a manufacturing plant and raw materials do not meet the requirements of the appropriate kosher supervision organization.

Due to the Seasonality of Many of Our Products, Including Our Tea Products, and Other Factors, Our Operating Results Are Subject to Quarterly Fluctuations

Our tea brand manufactures and markets hot tea products and, as a result, our quarterly results of operations reflect seasonal trends resulting from increased demand for our hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines are stronger in the warmer months. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of our future performance.

Our Growth is Dependent on Our Ability to Introduce New Products and Improve Existing Products

Our growth depends in large part on our ability to generate and implement improvements to our existing products and to introduce new products to consumers. The innovation and product improvements are affected by the level of funding that can be made available, the technical capability of our Research and Development Department in developing and testing product prototypes, and the success of our management in rolling out the resulting improvements in a timely manner. If we are unsuccessful in implementing product improvements that satisfy the demands of consumers, our business could be harmed.

The Profitability of Our Operations is Dependent on Our Ability to Manage Our Inventory

Our profit margins depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carried out a SKU rationalization program which resulted in the discontinuation of numerous lower-margin or low-turnover SKUs. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, hence impeding our effort to manage our inventory efficiently.

Our Officers and Directors May Be Able to Control Our Actions

Our officers and directors beneficially owned (assuming the exercise of all stock options held by them) approximately 10% of our common stock as of June 30, 2006. Accordingly, our officers and directors may be in a position to influence the election of our directors and otherwise influence stockholder action.

Our Ability to Issue Preferred Stock May Deter Takeover Attempts

Our board of directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of our common stock and adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control. Our amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

Future Sales or the Perception of Future Sales of Our Common Stock Could Adversely Affect Our Stock Price

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that those sales could occur. These sales or the possibility that they may occur also could make it more difficult for us to raise funds in any equity offering in the future at a time and price that we deem appropriate.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in approximately 35,000 square feet of leased office space located at 58 South Service Road, Melville, New York 11747. The lease on this facility expires in 2012 with a current annual rental of approximately $1.3 million.

We own a manufacturing and office facility in Boulder, Colorado, built in 1990 on 42 acres of company-owned land. The facility has approximately 158,000 square feet, of which 60,000 square feet is office space 3,000 square feet is retail space, and 95,000 square feet is manufacturing space for our teas. We lease 81,000 square feet of warehouse space nearby which is used for the storage and shipment of our tea products. The lease expires in 2011, and provides for a current annual rental of approximately $519,000. We also lease 400 square feet of retail space in Longmont, Colorado and 400 square feet of retail space in Boulder, Colorado, each of which are used for our tea products; the leases for these retail spaces provide for current annual rentals aggregating approximately $64,000. We also have a sales office located in Bentonville, Arkansas, the lease for which provides for annual rentals of approximately $10,600. Additionally, we lease warehouse space which is used for tea products; annual rental for this space is variable based upon amount of space utilized.

We own a 75,000 square foot manufacturing facility in Moonachie, New Jersey where we manufacture our Terra® vegetable chip products.

We own and operate manufacturing and distribution centers in Hereford, Texas (136,000 square feet) and Shreveport, Louisiana (37,000 square feet) for certain of our natural food product lines.

We own and operate a 105,000 square foot manufacturing facility in West Chester, Pennsylvania that manufactures our Ethnic Gourmet® frozen meals and Rosetto® frozen pasta and co-packs similar products for others.

We lease a 24,275 square foot manufacturing facility in Culver City, California through 2010 that produces our JASON® personal care products. We also lease two nearby warehouse locations, a 39,000 square foot warehouse in Inglewood, California through 2007, and a 30,000 square foot warehouse in Culver City, California through 2007. The leases on these properties require aggregate annual rentals of approximately $810,000.

We lease 375,000 square feet of space used as one of our West Coast distribution centers in a building located in Ontario, California. The lease provides for a minimum annual rental of approximately $1.4 million and provides renewal options. The lease expires in 2008.

We lease 16,664 square feet of office space in Petaluma, California which serves as an operations center. The lease provides for annual rentals of approximately $250,000 and expires in 2008.

We lease 11,174 square feet of office space in Irwindale, California for one of our research and development centers. The lease provides for annual rentals of approximately $180,000 and expires in 2009. We also own a 4,000 square foot research and development facility in Plainview, New York.

Our Hain Pure Protein Corporation joint venture owns a 57,850 square foot processing plant in Fredericksburg, Pennsylvania, which is used to process natural, organic and antibiotic-free chicken.

In Canada, we own and operate a 76,000 square foot manufacturing and office facility in Delta, British Columbia that produces soy protein meat alternative products. We also lease a 3,993 square foot office in Toronto, Canada that is used for sales and marketing and as Hain Celestial Canada’s head office. This lease provides for annual rentals of approximately $104,000 and expires in 2008.

In Europe we lease a 46,000 square foot manufacturing and office facility in Eitorf, Germany, where we produce soymilk and other non-dairy products. Annual rentals on this property are approximately $220,000 and the lease expires in 2012. In addition, we lease a 30,000 square foot facility located in Brussels, Belgium, which produces fresh prepared appetizers and sandwiches. The lease on the property provides for annual rentals of approximately $130,000 and expires in 2010. In addition we lease a 58,000 square foot office and manufacturing facility in Maldegem, Belgium which also produces natural and organic food products and provides for annual rentals of approximately $32,000 and is cancellable within six months notice. We own a 26,000 square foot office facility in Maldegem, Belgium which serves as our Belgian operations and marketing offices. We also lease 5,300 square feet of office space in Brussels, Belgium which serves as our European headquarters office. The lease on this property is cancelable with one month’s notice and provides for annual rentals of approximately $70,000.

In the United Kingdom, we own a 101,000 square foot manufacturing and office facility in Fakenham, England, which is used to manufacture meat-free frozen products. We also lease a 97,000 square foot manufacturing and office facility in Luton, England, where we produce our fresh prepared food products. The lease expires in 2011 and provides for a current annual rental of approximately $512,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market (under the ticker symbol HAIN). The following table sets forth the reported high and low closing prices for our Common Stock for each fiscal quarter from July 1, 2004 through September 5, 2006.

	Common Stock
	Fiscal 2006	Fiscal 2005
	High	Low	High	Low
First Quarter	$20.45	$18.30	$18.24	$15.24
Second Quarter	22.44	18.37	20.69	16.18
Third Quarter	26.40	20.96	20.73	18.20
Fourth Quarter	27.24	24.81	20.17	17.20
July 1 - September 5, 2006	26.37	21.02

As of September 5, 2006, there were 497 holders of record of our Common Stock.

We have not paid any dividends on our Common Stock to date. We intend to retain all future earnings for use in the development of our business and do not anticipate declaring or paying any dividends in the foreseeable future. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our Credit Facility (as defined below) and our outstanding senior notes, our general financial condition and general business conditions.

The table below sets forth information with respect to our equity compensation plans as of June 30, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,107,055	$ 18.76	1,014,100
Equity compensation plans not approved by security holders	None	None	None
Total	7,107,055	$ 18.76	1,014,100

Issuer Purchases of Equity Securities

We made no purchases of our Common Stock during the fiscal year ended June 30, 2006. As of June 30, 2006, there remained 900,300 shares authorized for repurchase under our publicly-announced Common Stock repurchase plan.

Item 6.  Selected Financial Data.

The following information has been summarized from our financial statements and should be read in conjunction with such financial statements and related notes thereto (in thousands, except per share amounts):

Year Ended June 30
2006	2005	2004	2003	2002
Operating results:
Net sales	$738,557	$619,967	$544,058	$466,459	$395,954
Net income	$37,067	$21,870	$27,008	$27,492	$2,971
Basic earnings per common share	$.98	$.60	$.77	$.81	$.09
Diluted earnings per common share	$.95	$.59	$.74	$.79	$.09
Financial position:
Working capital	$174,434	$124,342	$129,949	$83,324	$70,942
Total assets	$877,684	$707,136	$684,231	$581,548	$481,183
Long-term debt	$151,229	$92,271	$104,294	$59,455	$10,293
Stockholders’ equity	$616,401	$528,290	$496,765	$440,797	$403,848

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We made the following acquisitions during the three years ended June 30, 2006:

•	On June 12, 2006, we acquired the Linda McCartney® brand (under license) and the frozen meat-free business from Heinz, including the manufacturing facility based in Fakenham, England.

•	On April 30, 2006 we acquired the fresh prepared food business based in Luton, England from Heinz.

•
On March 3, 2006, we acquired the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products for professional and personal use, sold through drug stores, supermarkets, and mass retailers.

•
On December 16, 2006, we acquired Spectrum Organic Products, Inc., a leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and essential fatty acid nutritional supplements under the Spectrum Essentials® brand, solid mainly through natural food retailers.

•	On July 1, 2005, we acquired a 50.1% controlling interest in Hain Pure Protein Corporation, which specializes in natural, organic and antibiotic-free chickens.

•
On April 4, 2005, we acquired Zia Cosmetics, Inc., including the Zia® Natural Skincare brand, a respected leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers.

•	On June 3, 2004, we acquired Jason Natural Products, Inc., a California-based manufacturer and marketer of natural personal care products.

•	On May 27, 2004, we acquired the Rosetto® and Ethnic Gourmet® brands from Heinz, which produce and market frozen pasta and natural ethnic frozen meals, respectively.

•	On February 25, 2004, we acquired Natumi AG, a German producer and marketer of soymilk and other non-dairy products.

All of the foregoing acquisitions (“the acquisitions” or “acquired brands”) have been accounted for as purchases. Consequently, the operations of the acquired brands are included in our results of operations from their respective dates of acquisition.

On June 30, 2005, we sold our Kineret® and Kosherific® brands, which marketed and distributed a line of frozen and dry kosher food products. We acquired these brands in fiscal 1994.

On August 31, 2006, we sold our Biomarché operations. Biomarché is a Belgian-based provider of fresh organic fruits and vegetables. We acquired the Biomarché operations in fiscal 2002.

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

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented approximately 12% of our trade receivable balance at June 30, 2006, we believe there is no credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and judgments, historically our cash collections of this type of receivable have been within our expectations and no significant write-offs have occurred during the most recent three fiscal years.

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

Segments

SFAS No. 131 defines an operating segment as that component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. SFAS No. 142 de-

fines a reporting unit as an operating segment or one level below an operating segment if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined that it operates in one segment, the sale of natural and organic products, including food, beverage and personal care products, and further that such single segment includes six reporting units in the annual test of Goodwill for impairment. Characteristics of the Company’s operations which are relied on in making these determinations include the similarities apparent in the Company’s products in the natural and organic consumer markets, the commonality of the Company’s customers across brands, the Company’s unified marketing strategy, and the nature of the financial information used by the CODM, described below, other than information on sales and direct product costs, by brand. The Company’s six reporting units are Grocery (including snacks); Tea; Personal Care; Protein; Canada; and Europe. The Company has further determined that its Chairman of the Board and Chief Executive Officer is the Company’s CODM as defined in SFAS No. 131, and is also the manager of the Company’s single segment. In making decisions about resource allocation and performance assessment, the Company’s CODM focuses on sales performance by brand using internally generated sales data as well as externally developed market consumption data acquired from independent sources, and further reviews certain data regarding standard costs and standard gross margins by brand. In making these decisions, the CODM receives and reviews certain Company consolidated quarterly and year-to-date information; however, the CODM does not receive or review any discrete financial information by geographic location, business unit, subsidiary, division or brand. The CODM reviews and approves capital spending on a Company consolidated basis rather than at any lower unit level. The Company’s Board of Directors receives the same quarterly and year-to-date information as the Company’s CODM.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Net sales in 2006 were $738.6 million, an increase of $118.6 million or 19.1% over net sales of $620.0 million in 2005. The increase in sales came from volume increases principally in our domestic grocery and snacks brands, which were up 15.2%, and our personal care brands, which were up 61.0%. These increases came from strong performance in grocery and snack brands such as Earth’s Best®, up 49.0%, Imagine® soups, up 40.1%, Garden of Eatin’®, up 18.3%, Walnut Acres Organic™, up 13.5% and Westbrae®, up 14.0%. With the 2005 SKU Rationalization Program affecting sales performance principally in the grocery and snacks brands, many of our other brands experienced slower or negative growth on actual shipments, while individual SKUs within brands accelerated. In our personal care unit, we saw strong increases from our Jason® brand, with sales up 29.5%. Our Celestial Seasonings® tea brand was up 1.4% for the year after experiencing the challenge of an extremely warm winter season when it typically has strong sales in cold months. Our Canada unit increased sales by 9.8% and in Europe we experienced increases of 8.8%. We saw sales increases from companies we acquired during both the 2006 and 2005 years, including our Hain Pure Protein antibiotic-free chicken unit, Spectrum Organic Products in grocery and snacks, Para Laboratories in personal care, and both the meat-free frozen operation and the fresh prepared foods operation in Europe.

Gross profit in 2006 was 28.9% of net sales as compared to 27.6% of net sales in 2005. Gross profit in 2006 was negatively impacted by the inclusion of the operations of our Hain Pure Protein antibiotic-free chicken unit and the new fresh prepared foods unit in Europe, each of which operates at margins significantly lower than our other units. Without the negative impact of these units’ gross margins, our gross margins would have been 30.1%, or 1.3% higher than our total. Gross margin was further affected by charges for our SKU Rationalization Program of $0.9 million, or 0.1% in 2006, and $9.0 million, or 1.2% in 2005. Our gross margin performance has also been negatively impacted by the increasing costs of petroleum, ingredients, health care and other input costs. We have offset these increasing costs with the successful implementation of price increases for selected products we sell, and with a sharper focus on operating efficiencies, including the positive effects of our SKU Rationalization Program. Our gross margin as a percentage of sales has been further diluted by the mix of our sales as our higher margin tea sales continue to contribute a lower proportion of our consolidated sales.

Selling, general and administrative expenses increased by $15.1 million to $147.9 million in 2006 from $132.8 million in 2005. These expenses as a percentage of net sales were 20.0% in 2006 compared to 21.4% in 2005. Selling, general and administrative expenses increased from the addition of $7.7 million of costs added with acquisitions in 2006, and were further increased by a $3.2 million charge associated with the adoption of FAS No. 123R (See Note 2 to Notes to Consolidated Financial Statements). Other increases result from the increasing scale of our business.

Operating income was $65.5 million in 2006 compared to $38.2 million in 2005. Operating income as a percentage of net sales was 8.9% in 2006 compared to 6.2% in 2005. These changes are a result of higher sales and better gross margin performance, as well as the reduced results in 2005 having been caused by the $12.1 million of charges for our 2005 SKU Rationalization Program.

Interest and other expenses, net, amounted to $5.9 million in 2006 compared to $3.7 million in 2005. We incurred higher interest costs in 2006 resulting from borrowings for acquisitions and higher market interest rates. In May 2006, we completed a private placement of $150 million of 10-year 5.98% fixed rate notes.

Income before income taxes in 2006 amounted to $59.6 million compared to $34.5 in 2005. The increase is attributable to the aforementioned increase in operating income offset by the increase in interest and other expenses, net.

Income taxes in 2006 amounted to $22.5 million compared to $12.6 million in 2005. Our effective tax rate was 37.8% in 2006 compared to 36.7% in 2005. Our lower effective tax rate in 2005 was attributable to a $1.3 reduction in tax liabilities resulting from the termination of certain outstanding tax matters, while in 2006 we had $0.4 million of benefits from tax deductions related to the exercise of stock options which were subject to accelerated vesting in 2005.

Net income in 2006 amounted to $37.1 million, or $0.95 per diluted share, compared to $21.9 million, or $0.59 per diluted share in 2005. The increase was attributable to the aforementioned increase in income before income taxes, and for per share amounts, offset by a 4.7% increase in the number of weighted average shares used in the computation.

Fiscal 2005 Compared to Fiscal 2004

Net sales in 2005 were $620.0 million, an increase of $75.9 million or 14% over net sales of $544.1 million in 2004. The increase came from volume increases, the phasing in of price increases and from sales generated by brands acquired in 2004, with increases offset by reduced sales due to the elimination of our CarbFit® brand, which experienced strong sales during the prior year, before the decline in consumer demand for low carbohydrate products. We experienced strong brand sales gains for Terra®, which was up 20.0%, Garden of Eatin’®, which was up 14.7%, Earth’s Best®, which was up 39.6%, Imagine® soups, which was up 18.8%, and to a lesser extent increased sales of Celestial Seasoning® teas, which was up 6.1%. Sales of our brands in Europe increased 27.1%.

Gross profit in 2005 was 27.6% of net sales as compared to 29.5% of net sales in 2004. The decline in gross profit percentage was principally the result of a $9.0 million charge for our SKU Rationalization Program, which had the effect of reducing 2005 gross profit by 1.2 percentage points. After considering the effect of the SKU rationalization, our margins remained relatively flat as a result of the price increases we phased in beginning July 1, 2004 and June 1, 2005, which provided us with an almost equal offset to increases in ingredient and other input costs; increases in transportation costs resulting from higher fuel costs; the cost effects of new regulations on the U.S. trucking industry in effect for the full fiscal year; an increase in the percentage of our shipments that are delivered by us, which has stabilized since we first experienced such increases in our third quarter of fiscal 2004; and a change in the mix of products sold whereby our higher margin tea sales became a lower proportion of our consolidated sales.

Selling, general and administrative expenses, excluding non-cash compensation, increased by $14.1 million to $128.1 million in 2005 from $114.0 million in 2004. Such expenses as a percentage of net sales amounted to 20.7% in 2005 as compared with 21.0% in 2004. Selling, general and administrative expenses have increased in overall dollars, primarily as a result of costs brought on by brands acquired in 2004, increased consumer marketing expenses needed to support our increased sales as well as increases across all levels of general and administrative expenses to support our growing business. General and administrative expenses for the year ended June 30, 2005 in-

cludes approximately $3.1 million for the SKU Rationalization Program and approximately $1.1 million of outside professional costs for Sarbanes-Oxley compliance.

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

Operating income was $38.2 million or 6.2% in 2005 compared to $45.9 million or 8.4% in 2004. The decline in operating income was the result of the aggregate of $16.0 million of charges from SKU Rationalization Program and the acceleration of vesting of stock options. After considering the effect of such $16.0 million of charges, operating income was $55.0 million in 2005, representing a 19.8% increase over 2004. This increase results principally from higher sales coupled by stable margins and lower selling, general and administrative expenses as a percentage of sales.

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

Income before income taxes in 2005 amounted to $34.5 million compared to $43.4 million in 2004. This decrease is attributable to the aforementioned decrease in operating income and increase in interest and other expenses, net. After considering the effect of the aggregate of $16.0 million of charges from SKU Rationalization Program and the acceleration of vesting of stock options, income before income taxes was $50.5 million representing an increase of $7.1 million, or 16.4% over the prior year. This increase results principally from higher sales coupled with stable margins and lower selling, general and administrative expenses as a percentage of sales.

Our effective income tax rate approximated 36.7% of pre-tax income for 2005 compared to 37.8% for 2004. This decrease was attributable to a $1.3 million reduction in tax liabilities resulting from the termination of certain outstanding tax matters and is equal to the amount charged against the Company’s earnings when these arose in prior years.

Net income in 2005 amounted to $21.9 million, or $0.59 per diluted share, compared to $27.0 million, or $0.74 per diluted share, in 2004. The decrease of $5.1 million in net income was primarily attributable to the aforementioned decrease in income before income taxes offset by the decrease in our effective tax rate.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. Proceeds from the senior notes were used to repay outstanding borrowings of $131.7 million under the Company’s revolving credit facility. The notes bear interest at 5.98%, payable semi-annually on November 2nd and

May 2nd. Also on May 2, 2006, we entered into a new Amended and Restated Credit Agreement, providing us with a $250 million credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Revolving credit loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2006, $150.0 million was outstanding under the senior notes at an interest rate of 5.98%, and no borrowings were outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

This access to capital provides us with flexible working capital needs in the normal course of business and the opportunity to grow our business through acquisitions or develop our existing infrastructure through capital investment.

Net cash provided by operations was $52.5 million and $35.0 million for 2006 and 2005, respectively. Our working capital and current ratio were $174.4 million and 3.0 to 1, respectively, at June 30, 2006 compared with $124.3 million and 2.8 to 1 respectively, at June 30, 2005. Our improvement in cash provided by operations was the result of higher income.

Net cash used in investing activities was $100.6 million and $21.0 million for 2006 and 2005, respectively. During 2006, $84.5 million was used in acquisitions and $14.5 million was used in the purchase of fixed assets. During 2005, $11.1 million was used in acquisitions and $9.9 million was used in the purchase of fixed assets.

Net cash provided by (used in) financing activities was $72.6 million for 2006 and ($14.7) million for 2005. During 2006 and 2005, we borrowed cash to fund acquisitions made during each year. During 2006, we received $15.1 million of proceeds on the exercise of stock options and we incurred $1.2 million of costs in connection with our new financing arrangements. In addition, during 2006 we recorded the proceeds of $150.0 million in fixed rate senior notes and repaid $137.1 million of borrowings under the Credit Facility. During 2005, we received $5.2 million of proceeds on the exercise of stock options and warrants and we acquired 189,700 shares of our common stock in open market purchases at a cost of approximately $3.5 million.

Obligations for all debt instruments, capital and operating leases and other contractual obligations are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Debt instruments	$151,911	$872	$573	$466	$150,000
Capital lease obligations	383	193	160	30	-
Operating leases	17,303	4,999	5,409	4,513	2,382
Purchase Obligations	35,340	25,191	10,149	-	-
Total contractual cash obligations	$204,937	$31,255	$16,291	$5,009	$152,382

We believe that cash on hand of $48.9 million at June 30, 2006, as well as projected fiscal 2007 cash flows from operations and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $15 million, and the $6.1 million of debt and lease obligations described in the table above, during the 2007 fiscal year. We currently invest our cash on hand in highly liquid short-term investments yielding approximately 5.1% interest.

Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	our ability to implement our business strategy;

•	our ability to integrate acquisitions;

•	our reliance on third party distributors, manufacturers, and suppliers;

•	competition;

•	changes in customer preferences;

•	international sales and operations;

•	retention of key personnel; and

•	compliance with government regulations.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2006 and 2005 is summarized as follows:

	Three Months Ended
	September 30, 2005 (c)	December 31, 2005 (c)	March 31, 2006 (c)	June 30, 2006
Net sales	$161,097	$186,227	$196,443	$194,790
Gross profit (a)	45,849	58,166	57,683	51,654
Operating income	11,980	21,178	16,117	16,199
Income before income taxes	11,112	19,869	14,535	14,047
Net income	6,891	12,338	9,063	8,775
Basic earnings per common share	$.19	$.33	$.24	$.23
Diluted earnings per common share	$.18	$.32	$.23	$.22

	Three Months Ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Net sales	$137,604	$169,753	$161,261	$151,349
Gross profit (a)	38,975	53,231	45,468	33,283
Operating income (loss)(b)	10,790	18,058	11,728	(2,388)
Income (loss) before income taxes (b)	10,135	17,505	10,546	(3,675)
Net income (loss)(b)	6,182	10,678	7,698	(2,688)
Basic earnings per common share	$.17	$.29	$.21	$(.07)
Diluted earnings per common share	$.17	$.29	$.21	$(.07)

(a)
Gross profit was negatively impacted by approximately $1.2 million ($.7 million net tax) for the three months ended March 31, 2005, and approximately $7.8 million ($4.8 million net of tax) for the three months ended June 30, 2005, and $0.9 million ($0.6 million net of tax) for the three months ended June 30, 2006, as the result of charges related to the Company’s SKU Rationalization.

(b)
Operating income (loss) and income (loss) before income taxes for the three months ended June 30, 2005 were negatively impacted by a charge of approximately $3.9 million ($3.3 million net of tax) resulting from non-cash compensation, including the acceleration of the vesting of outstanding stock options.

(c)
Results previously reported have been adjusted to reflect charges in connection with the requirements of SFAS No. 123(R) to record compensation when there is a contractual requirement to grant stock options, whether or not such options have been granted. These options remain ungranted at September 5, 2006. Results have been reduced from those previously reported by $0.8 million ($0.5 million net of tax) or $0.01 per share for the three months ended September 30, 2005; $0.5 million ($0.3 million net of tax) or $0.01 per share for the three months ended December 31, 2005; and $1.1 million ($0.7 million net of tax) or $0.02 per share for the three months ended March 31, 2006. See note 2 of the Notes to Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•	interest rates on debt and cash equivalents, and

•	foreign exchange rates, generating translation and transaction gains and losses.

Interest Rates

We centrally manage our debt and cash equivalents considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. We had no variable debt at June 30, 2006. Assuming current cash equivalents levels, a one-point change in interest rates would have the effect of increasing our interest income which is included in interest and other expense, net, by an insignificant amount.

Foreign Operations

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2006, approximately 19.3% of our net sales were generated from sales outside the United States, while such sales outside the United States were 21.1% of net sales in 2005 and 20.3% of net sales in 2004.

We expect sales from non-U.S. markets to possibly represent an increasing portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•	periodic economic downturns and unstable political environments;

•	price and currency exchange controls;

•	fluctuations in the relative values of currencies;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;

•	compliance with applicable foreign laws; and

•	difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2006 and 2005

Consolidated Statements of Income - Years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended June 30, 2006, 2005 and 2004

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. (the Company) and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Hain Celestial Group, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
August 31, 2006

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	June 30
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$48,875	$ 24,139
Accounts receivable, less allowance for doubtful accounts of $2,104 and $2,074	80,764	67,148
Inventories	105,883	76,497
Recoverable income taxes, net	-	2,575
Deferred income taxes	2,986	5,671
Other current assets	21,968	18,164
Total current assets	260,476	194,194

Property, plant and equipment, net of accumulated depreciation and amortization of $55,053 and $49,035	119,830	88,204
Goodwill	421,002	350,833
Trademarks and other intangible assets, net of accumulated amortization of $9,416 and $9,142	61,626	61,010
Other assets	14,750	12,895
Total assets	$877,684	$707,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$81,894	$ 65,922
Income taxes payable	3,083	1,139
Current portion of long-term debt	1,065	2,791

Total current liabilities	6,042	69,852

Long-term debt, less current portion	151,229	92,271
Deferred income taxes	19,086	16,723
Minority interest	4,926	-

Total liabilities	261,283	178,846

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 39,583,671 and 37,475,998 shares	396	375
Additional paid-in capital	446,319	402,645
Retained earnings	165,034	127,967
Foreign currency translation adjustment	17,397	10,048
	629,146	541,035
Less: 861,256 shares of treasury stock, at cost	(12,745)	(12,745)
Total stockholders’ equity	616,401	528,290
Total liabilities and stockholders’ equity	$877,684	$707,136

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended June 30
	2006	2005	2004
Net sales	$738,557	$619,967	$544,058
Cost of sales	525,205	449,010	383,794

Gross profit	213,352	170,957	160,264

Selling, general and administrative expenses	147,878	132,769	114,386
Operating income	65,474	38,188	45,878

Interest expense, net and other expenses	5,911	3,677	2,490
Income before income taxes	59,563	34,511	43,388
Provision for income taxes	22,496	12,641	16,380
Net income	$37,067	$21,870	$27,008
Earnings per share:
Basic	$.98	$.60	$.77
Diluted	$.95	$.59	$.74
Weighted average common shares outstanding:
Basic	37,643	36,407	35,274
Diluted	38,912	37,153	36,308

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2004, 2005 AND 2006 (In thousands, except per share and share data)

	Common Stock		Additional
		Amount	Paid-In	Retained
	Shares	at $.01	Capital	Earnings

Balance at June 30, 2003	34,810,722	$348	$364,877	$79,089
Exercise of stock options and warrants	2,103,926	21	19,787
Purchase of treasury shares
Restricted stock grant	150,000	2	(2)
Non-cash compensation charge			372
Tax benefit from stock options			6,897
Comprehensive income:
Net income				27,008
Translation adjustments
Total comprehensive income
Balance at June 30, 2004	37,064,648	371	391,931	106,097
Exercise of stock options and warrants	411,350	4	5,237
Purchase of treasury shares
Non-cash compensation charge			4,650
Tax benefit from stock options			827
Comprehensive income:
Net income				21,870
Translation adjustments
Total comprehensive income
Balance at June 30, 2005	37,475,998	375	402,645	127,967
Exercise of stock options and warrants	1,009,099	10	15,408
Issuance of common stock	1,098,574	11	21,784
Non-cash compensation charge			4,213
Tax benefit from stock options			2,269
Comprehensive income:
Net income				37,067
Translation adjustments
Total comprehensive income
Balance at June 30, 2006	39,583,671	$396	$446,319	$165,034

	Treasury Stock		Foreign Currency Translation Adjustment	Total	Comprehensive Income
	Shares	Amount
Balance at June 30, 2003	606,619	$(8,156)	$4,639	$440,797
Exercise of stock options and warrants				19,808
Purchase of treasury shares	64,937	(1,129)		(1,129)
Restricted stock grant				—
Non-cash compensation charge				372
Tax benefit from stock options				6,897
Comprehensive income:
Net income				27,008	$27,008
Translation adjustments			3,012	3,012	3,012
Total comprehensive income					$30,020
Balance at June 30, 2004	671,556	(9,285)	7,651	496,765
Exercise of stock options and warrants				5,241
Purchase of treasury shares	189,700	(3,460)		(3,460)
Non-cash compensation charge				4,650
Tax benefit from stock options				827
Comprehensive income:
Net income				21,870	$21,870
Translation adjustments			2,397	2,397	2,397
Total comprehensive income					$24,267
Balance at June 30, 2005	861,256	(12,745)	10,048	528,290
Exercise of stock options and warrants				15,418
Issuance of common stock				21,795
Non-cash compensation charge				4,213
Tax benefit from stock options				2,269
Comprehensive income:
Net income				37,067	$37,067
Translation adjustments			7,349	7,349	7,349
Total comprehensive income					$44,416
Balance at June 30, 2006	861,256	$(12,745)	$17,397	$616,401

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended June 30
2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,067	$21,870	$27,008
Adjustments to reconcile net income to net cash provided by operating activities:
SKU Rationalization charges	907	12,142	-
Depreciation and amortization	12,549	13,838	9,763
Provision for doubtful accounts	30	68	438
Deferred income taxes	5,048	(644)	3,968
Minority interest	238	-	-
Non-cash compensation	4,213	4,650	372
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired brands:
Accounts receivable	(12,418)	2,577	(5,230)
Inventories	(9,841)	496	(11,436)
Other current assets	(2,311)	(6,977)	(2,086)
Other assets	769	(5,936)	1,888
Accounts payable and accrued expenses	10,015	(4,015)	(1,403)
Income taxes, net	6,278	(3,923)	622
Tax benefit of nonqualified stock options	-	827	6,897
Net cash provided by operating activities	52,544	34,973	30,801
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of brands, net of cash acquired	(84,480)	(11,098)	(50,734)
Equity investments	(1,600)	-	-
Purchases of property and equipment	(14,479)	(9,890)	(9,918)
Net cash used in investing activities	(100,559)	(20,988)	(60,652)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior notes	150,000	-	-
(Payments) proceeds from bank revolving credit facility, net	(89,700)	(9,500)	45,350
Payments on economic development revenue bonds	-	(3,550)	(558)
Costs in connection with bank financing	(1,201)	(34)	(985)
Purchase of treasury stock	-	(3,460)	(1,129)
Proceeds from exercise of options and warrants, net of related expenses	15,104	5,241	19,808
Tax benefit of non-qualified stock options	2,269	-	-
Repayments of other long-term debt, net	(3,854)	(3,412)	(13,612)
Net cash provided by (used in) financing activities	72,618	(14,715)	48,874
Effect of exchange rate changes on cash	133	(2,620)	(2,518)
Net increase (decrease) in cash and cash equivalents	24,736	(3,350)	16,505
Cash and cash equivalents at beginning of year	24,139	27,489	10,984
Cash and cash equivalents at end of year	$48,875	$24,139	$27,489

See notes to consolidated financial statements.

1. BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”,“us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings® teas, Hain Pure Foods®, Westbrae®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s®, Lima®, Grains Noirs®, Natumi®, Milkfree, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice® and Linda McCartney®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural personal care product line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics™, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand.

We operate in one business segment: the sale of natural and organic food and personal care products. During the three years ended June 30, 2006, approximately 47%, 47% and 39% of our revenues were derived from products that are manufactured within our own facilities with 53%, 53% and 61% produced by various co-packers. In fiscal 2006, 2005 and 2004, there were no co-packers who manufactured 10% or more of our products.

2. SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

In the Notes to Consolidated Financial Statements, all dollar amounts, except per share data, are in thousands unless otherwise indicated.

Consolidation Policy

Our accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented 12% of our trade receivables balance as of June 30, 2006 and 20% of our trade receivables balance as of June 30, 2005, and two of our customers represented 28% of our trade receivables balance as of June 30, 2004, we believe there is no credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid and collectible in the near future in the form of a chargeback receivable. Our estimate of this receivable balance ($4.1 million at June 30, 2006 and $4.5 million at June 30, 2005) could be different had we used different assumptions and judgments.

During the year ended June 30, 2006, sales to one customer and its affiliates approximated 21% of net sales. In fiscal 2005 sales to one customer and its affiliates approximated 22% of net sales. In fiscal 2004 two customers accounted for approximately 20% and 12% of net sales.

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

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of stockholders’ equity and other comprehensive income.

Advertising Costs

Media advertising costs, which are included in selling, general and administrative expenses, amounted to $5.4 million in fiscal 2006, $4.3 million for fiscal 2005 and $5.5 million for fiscal year 2004. Such costs are expensed as incurred.

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

Fair Values of Financial Instruments

At June 30, 2006 and 2005, we had $27.8 million and $10.0 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2006 and 2005, the carrying values of these money market securities approximate their fair values.

We believe that the interest rates charged on our debt instruments approximate current borrowing rates and, accordingly, the carrying amounts of such debt at June 30, 2006 and 2005 approximate fair value.

Accounting For Stock Issued to Employees

Adoption of SFAS 123(R)

In December 2004, Statement of Financial Accounting Standards 123(R) (“SFAS No. 123(R)”), “Share Based Payment,” was issued, pursuant to which the intrinsic value method of accounting under APB Opinion 25 was superseded with a fair value method that requires recognition of compensation expense in the consolidated results of operations for all share-based transactions.

Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The fair value of employee stock options is recognized in expense over the vesting period of the options, using the graded attribution method. The fair value of employee stock options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The Company used the simplified method for determining expected life as permitted in SEC Staff Accounting Bulletin 107 for options qualifying for such treatment (“plain-vanilla” options) due to the limited history the Company currently has with option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield curve. There were no modifications to stock option awards during the year ended June 30, 2006.

The Company receives an income tax deduction for stock options exercised by employees in the United States equal to the excess of the market value of our common stock on the date of exercise over the option price. Prior to the adoption of SFAS 123(R), the income tax benefit from the exercise of stock options was presented as a component of cash flow from operating activities. SFAS 123(R) requires the excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) to be classified as a cash flow provided by financing activities.

During the year ended June 30, 2006, no stock options were granted by the Company. Also, previous to the adoption of SFAS 123(R), all outstanding options were vested as the result of the acceleration of vesting during the year ended June 30, 2005. As a result, there is no compensation expense for granted stock options recognized in operating results during the year ended June 30, 2006. SFAS No. 123(R) requires that contractual commitments to issue stock options be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with its Chief Executive Officer (“CEO”) contains such a commitment; however the options which were to be awarded in July 2005 and July 2006 have not been granted, principally due to an insufficient number of shares available under the Company’s Long Term Incentive and Stock Award Plans. Under SFAS No. 123(R), regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined in Statement 123(R) as the “requisite service period.” As the requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, prior to the required implementation of Statement 123(R), no expense has been recorded for the July 2005 ungranted options. The Company will incur a charge to earnings at such time as the July 2005 currently ungranted options are granted. The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006, and as a result, $3.2 million of compensation cost was charged to earnings during the fiscal year ended June 30, 2006. This charge was the only impact of SFAS No. 123(R) on the Company’s 2006 results of operations.

Restricted stock

In accordance with the terms of the employment agreement with our CEO, on February 24, 2004, we granted 150,000 shares of restricted common stock to our CEO. On the grant date, the market value of our common stock was $20.90 per share and, therefore, the total market value of the grant approximated $3.1 million. These shares will vest ratably from the date of grant through expiration of the employment agreement on June 30, 2007. Through June 30, 2006, 105,210 shares have vested. For the years ended June 30, 2006, 2005 and 2004, approximately $0.9 million, $0.9 million, and $0.3 million, respectively, are included in general and administrative expenses.

Under the provisions of SFAS 123(R), the recognition of unearned compensation is no longer required. Unearned compensation is a contra-equity balance sheet account representing the amount of unrecognized expense related to restricted stock that is amortized as the expense is recognized over the vesting period of the award. As of July 1, 2005, the remaining unamortized balance of Unearned Restricted Stock Compensation amounting to $1.9 million, which will be recognized over the remaining vesting period through February 2007, was reversed into Additional Paid-in Capital on the Company’s balance sheet.

Prior to the adoption of SFAS 123(R)

Prior to fiscal 2006, the Company elected to follow the accounting provisions of APB Opinion 25 for stock-based compensation and to provide the pro forma disclosures required under SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Accordingly, the Company did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the market value of the underlying stock on the date of grant for periods prior to July 1, 2005. The following table illustrates the effect on net income per share had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	2005	2004
Net income, as reported	$21,870	$27,008
Non-cash compensation charge net of related tax effects	3,759	232
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(8,886)	(3,921)
Pro forma net income	$16,743	$23,319

	2005	2004
Basic net income per common share:
As reported	$.60	$.77
Pro forma	$.46	$.66
Diluted net income per common share:
As reported	$.59	$.74
Pro forma	$.45	$.64

Pro forma information regarding earnings and earnings per share was determined as if we have accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates ranging from 4.0% to 6.77%; no dividend yield; volatility factors of the expected market price of our common stock of approximately 45% for fiscal 2005 and 51% for fiscal 2004; and a weighted-average expected life of the options of approximately seven years in fiscal 2005 and five years in 2004.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models did not necessarily provide a reliable single measure of the fair value of our employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Accounting for the Impairment of Long-Lived Assets

Effective July 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121; however, it retains fundamental provisions related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived assets group to be disposed of other than by sale (e.g., abandoned) be classified as “held and used” until disposed of, and establishes more restrictive criteria regarding classification of an asset group as “held for sale.”

SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations” (“APB 30”), for the disposal of a segment of a business, and extends the reporting of a discontinued operation to a “component of an entity.” Further, SFAS No. 144 requires operating losses from a “component of an entity” to be recognized in the period in which they occur rather than as of the measurement date as previously required by APB 30.

Deferred Financing Costs

Eligible costs associated with obtaining debt financing are capitalized and amortized over the related term of the applicable debt instruments, which approximates the effective interest method.

Earnings Per Share

We report basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.

	2006	2005	2004
Numerator:
Net income	$37,067	$21,870	$27,008
Denominator (in thousands):
Denominator for basic earnings per share - weighted
average shares outstanding during the period	37,643	36,407	35,274
Effect of dilutive securities:
Stock options and awards	1,269	745	940
Warrants	-	1	94
	1,269	746	1,034
Denominator for diluted earnings per share - adjusted
weighted average shares and assumed conversions	38,912	37,153	36,308
Basic net income per share	$0.98	$0.60	$0.77
Diluted net income per share	$0.95	$0.59	$0.74

Options totaling 2,131,403 in 2006, 3,119,203 in 2005 and 2,964,303 in 2004, were excluded from our earnings per share computations as their effects would have been anti-dilutive.

Reclassifications

We have made certain reclassifications to the prior years’ consolidated financial statements and notes thereto to conform to the current year presentation.

3. STOCK KEEPING UNIT RATIONALIZATION

During 2005, we evaluated the portfolio of stock keeping units (“SKUs”) we maintained on our active list of products sold to our customers, and determined that there were numerous underperforming SKUs that should be eliminated based on their low volume of sales or insufficient margins due to disproportionate manufacturing and other costs. As a result, cost of sales for 2005 includes a charge for approximately $9.0 million of ingredient and finished goods inventories, including the costs of disposal, for SKUs eliminated, and selling, general and administrative expenses includes a charge for approximately $3.1 million for the write-off of deferred packaging design and other costs related to these SKUs. While the SKU rationalization impacted products across virtually all of our brands, approximately 20% of the charges were related to the discontinuance of our CarbFit line of low-carbohydrate products. The SKU rationalization program was completed in June 2006, at which time a further charge to cost of sales was required amounting to $0.9 million.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2006, included in trademarks and other intangible assets on the balance sheet, is approximately $6.0 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives. Goodwill and indefinite-life intangible assets must be tested for impairment at the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. We perform a test for impairment during the fourth quarter of our fiscal year. In accordance with SFAS No. 142, we have evaluated the fair value of our goodwill and indefinite-life intangible assets, and based on such evaluations, no impairment existed at July 1, 2002 or through June 30, 2006. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

The following table reflects the components of trademarks and other intangible assets:

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Other intangibles	$6,043	$2,818	$6,290	$2,657
Non-amortized intangible assets:
Trademarks	64,999	6,598	63,861	6,484

Amortization of amortized intangible assets amounted $0.6 million in each of fiscal 2006, 2005 and 2004, and is expected to approximate $0.6 million in each of the next five fiscal years.

5. ACQUISITIONS

Fiscal 2006

On June 12, 2006, we acquired the Linda McCartney® brand (under license) of frozen meat-free business from the H.J. Heinz Company, including its manufacturing facility based in Fakenham, England. A leader in the meat-free category with its range of sausages, ready meals, and pastry products, the Linda McCartney brand is recognized for its vegetarian credentials while providing healthy and tasty meal solutions. Total consideration paid was approximately $7.0 million plus the assumption of certain liabilities. No goodwill resulted from this transaction since assets acquired exceeded consideration paid. The excess of net assets acquired over purchase price of approximately $4.0 million was allocated as a reduction of fixed assets.

On April 30, 2006, the Company acquired the fresh prepared foods business based in Luton, England, from the H.J. Heinz Company. Total consideration paid was approximately $1.8 million plus the assumption of certain liabilities. No goodwill resulted from this transaction since assets acquired exceeded consideration paid. The excess of net assets acquired over purchase price of approximately $1.7 million was allocated as a reduction of fixed assets.

On March 3, 2006, we acquired the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products, which are sold through drug stores, supermarkets and mass retailers. The total consideration paid was approximately $25.1 million in cash, $2.5 million in stock, plus the assumption of certain liabilities. The purchase price excludes contingency payments we may be obligated to pay. The contingency payments are based on the achievement by the acquired business of certain financial targets over an approximate two-year period following the date of acquisition. Such payments, which could total $3.0 million, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. At June 30, 2006, goodwill (deductible for tax purposes) from this transaction was estimated to be $24.8 million.

On December 16, 2005, we acquired Spectrum Organic Products, Inc. Spectrum is a California-based leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and essential fatty acid nutritional supplements under the Spectrum Essentials® brand. Spectrum’s products are sold mainly through natural food retailers. Spectrum shareholders received $0.7035 per share, consisting of $0.3485 per share in cash and $0.355 per share in Hain shares, which is based on valuing the Hain shares at $19.80 per share as provided in the merger agreement. We issued approximately 900,000 shares in connection with this acquisition. The total consideration paid was approximately $29.3 million in cash, $17.4 million in stock plus the assumption of certain liabilities. At June 30, 2006, goodwill (not deductible for tax purposes) from the transaction was estimated to be $36.6 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Spectrum Organic Products, Para Laboratories, and the frozen meat-free and fresh prepared foods businesses as of the dates of the acquisitions:

Current assets	$33,207
Property and equipment	26,426
Other assets	604

Total assets	60,237
Liabilities assumed	19,535

Net assets acquired	$40,702

The balance sheet at June 30, 2006 includes the assets acquired and liabilities assumed valued on a preliminary basis at fair market value at the dates of purchase. We are in the process of performing the procedures required to finalize the purchase price allocation for the above fiscal 2006 acquisitions; however, these procedures are in the early stages and are expected to be completed during fiscal 2007.

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

	2006	2005

Net sales	$782,814	$697,853
Net income	$36,243	$20,638
Earnings per share: Basic	$0.95	$0.55
Diluted	$0.92	$0.54
Weighted average shares: Basic	38,125	37,405
Diluted	39,394	38,151

In management’s opinion, the unaudited pro forma results of operations is not indicative of the actual results that would have occurred had the Spectrum acquisition and the purchase of Para Laboratories, the frozen meat-free business and the fresh prepared foods business been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On July 1, 2005, we acquired the assets of College Hill Poultry of Fredericksburg, PA through Hain Pure Protein Corporation, which is a joint venture with Pegasus Capital Advisors, LP, a private equity firm. We control 50.1% of the joint venture. Hain Pure Protein’s brand of natural and organic antibiotic-free chickens are raised on family farms and grain-fed without antibiotics or animal by-products. FreeBird™ customers include supernaturals and conventional supermarkets, natural food stores and foodservice outlets. The purchase price consisted of approxi-

mately $4.7 million in cash as well as the assumption of certain liabilities. The net assets acquired, as well as the sales and operations of Hain Pure Protein Corporation are not material to the Company’s consolidated financial position or the results of operations.

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

Fiscal 2004

On June 3, 2004, we acquired 100% of the stock of privately-held Jason Natural Products, Inc., a California-based manufacturer and marketer of natural personal care products. In recent years, Jason Natural Products has expanded its lines of natural personal care products by integrating a series of brands including Orjene®, Shaman Earthly Organics™, and Heather’s® into its portfolio. The purchase price consisted of approximately $23.9 million in cash, plus the assumption of certain liabilities. At June 30, 2005, goodwill (not deductible for tax purposes) from this transaction approximated $25.9 million.

On May 27, 2004, we acquired substantially all of the assets and assumed certain liabilities of the Rosetto® and Ethnic Gourmet® brands of H.J. Heinz Company, LP, which owned approximately 16.7% of our common stock at the time of the transaction. These brands produce and market frozen pasta and natural ethnic frozen meals, respectively. The purchase price consisted of approximately $22.8 million in cash, plus the assumption of certain liabilities. At June 30, 2005, goodwill (deductible for tax purposes) from this transaction approximated $3.3 million, trademarks and other non-amortizable intangibles were $3.1 million, and other amortizable intangibles were valued at $0.7 million.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Jason Natural Products, Rosetto, and Ethnic Gourmet at the dates of the acquisitions:

Current assets	$12,358
Property and equipment	12,871
Other assets	102

Total assets	25,331
Liabilities assumed	4,321

Net assets acquired	$21,010

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

2004
Net sales	$599,599
Net income	28,930

Earnings per share:
Basic	$.82
Diluted	.80

Weighted average shares:
Basic	35,274
Diluted	36,308

In management’s opinion, the unaudited pro forma results of operations is not indicative of the actual results that would have occurred had the JASON®, Rosetto® and Ethnic Gourmet® acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On February 25, 2004, our subsidiary in Belgium acquired Natumi, AG, a German producer of non-dairy beverages and desserts marketed principally in retail channels in Europe. The purchase price consisted of approximately $1.75 million in cash as well as the assumption of certain liabilities. The net assets acquired, as well as the sales and operations of Natumi, are not material to the Company’s consolidated financial position or results of operations and, therefore, have not been included in the detailed information about our acquisitions.

6. INVENTORIES

Inventories consist of the following at June 30:

	2006	2005
Finished goods	$64,771	$48,240
Raw materials, work-in-process and packaging	41,112	28,257
	$105,883	$76,497

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30:

	2006	2005
Land	$10,958	$7,481
Buildings and improvements	38,483	31,766
Machinery and equipment	113,958	89,331
Furniture and fixtures	6,107	2,542
Leasehold improvements	3,120	2,955
Construction in progress	2,257	3,164
	174,883	137,239
Less:
Accumulated depreciation and amortization	55,053	49,035
	$119,830	$88,204

Assets held under capital leases, which are included within machinery and equipment at June 30, 2006 and 2005, are not material.

8. LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

	2006	2005
Senior Notes	$150,000	-
Senior Revolving Credit Facilities payable to banks	-	$89,700
Capital leases on machinery and equipment	382	386
Other debt instruments	1,912	4,976
	152,294	95,062
Current Portion	1,065	2,791
	$151,229	$92,271

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. Proceeds from the senior notes were used to repay outstanding borrowings of $131.7 million under the Company’s previous revolving credit facility. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. Also on May 2, 2006, we entered into a new Amended and Restated Credit Agreement, providing us with a $250 million credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Revolving credit loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. The Credit Facility provides for reductions in the applicable margin as compared to the Credit Facility prior to its amendment and restatement. As of June 30, 2006, $150.0 million was borrowed under the senior notes at an interest rate of 5.98%, and there were no borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

Obligations under capitalized leases for machinery and equipment with a net book value of $.4 million have aggregate minimum future lease payments of $.4 million, bear interest at rates ranging from 2.2% to 11.3% and are due in monthly installments through 2011. Other debt instruments aggregating $1.9 million consist of various borrowings including a note payable of $1.0 million due by our European operations to one of the banks that is a participant in our Credit Facility, payable in quarterly installments plus interest of 4.9% over a two year period through May 2008.

Maturities of all debt instruments at June 30, 2006, are as follows:

2007	$1,065
2008	492
2009	241
2010	116
2011	380
Thereafter	150,000
$152,294

Interest paid (which approximates the related expense) during the years ended June 30, 2006, 2005 and 2004 amounted to $5.6, $3.9 and $2.5 million, respectively.

9. INCOME TAXES

The provision for income taxes for the years ended June 30, 2006, 2005 and 2004 is presented below.

	2006	2005	2004
Current:
Federal	$9,257	$8,790	$7,418
State	1,806	1,841	1,612
Foreign	4,666	2,639	3,580
	15,729	13,270	12,610
Deferred Federal and State	6,767	(629)	3,770
Total	$22,496	$12,641	$16,380

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of our deferred tax asset/(liability) as of June 30 are as follows:

	2006	2005
Current deferred tax assets:
Basis difference on inventory	$2,074	$4,240
Allowance for doubtful accounts	387	224
Net operating loss carryforwards	191	191
Reserves not currently deductible	334	1,016
Current deferred tax assets	2,986	5,671
Noncurrent deferred tax liabilities:
Difference in amortization	(15,821)	(13,899)
Basis difference on property and equipment	(7,689)	(6,420)
Noncurrent deferred tax assets:
Net operating loss carryforwards	2,858	3,024
Stock options as compensation	1,566	572
Noncurrent deferred tax liabilities, net	(19,086)	(16,723)
	$(16,100)	$(11,052)

Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company’s provision for income taxes for the years ended June 30 are as follows:

	2006	%	2005	%	2004	%
Expected U.S. federal income tax at statutory rate	$20,847	35.0% %	$12,079	35.0%	$15,185	35.0%
State income taxes, net of federal benefit	1,949	3.3	997	2.9	1,501	3.5
Stock options	(368)	(0.6)	766	2.2	-	-
Foreign income at different rates	115	0.2	160	0.5	448	1.0
Other	(47)	(0.1)	(1,361)	(3.9)	(754)	(1.7)
Provision for income taxes	$22,496	37.8%	$12,641	36.7%	$16,380	37.8%

Income taxes paid during the years ended June 30, 2006, 2005 and 2004 amounted to $8.0 million, $14.6 million and $4.7 million.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue “blank check” preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2006 and 2005, no preferred stock was issued or outstanding.

Warrants

In connection with an acquisition in 1997, we issued warrants to Argosy Investment Corp. (“Argosy”) to acquire 100,000 shares of our common stock at an exercise price of $12.688. In fiscal 2001, Argosy exercised 26,666 of these warrants, resulting in proceeds of $0.3 million.  In fiscal 2002 and 2003, Argosy exercised no warrants. In fiscal 2004, Argosy exercised 36,667 of the warrants resulting in proceeds of $0.5 million. During fiscal 2005, the remaining 36,667 warrants were exercised resulting in proceeds of $0.5 million.

In fiscal 2001, Argosy exercised warrants previously granted in 1994 to acquire 104,100 of our common stock at an exercise price of $3.25. During fiscal 2004, the remaining 322,764 warrants were exercised resulting in proceeds of $1.0 million.

11. STOCK OPTION PLANS

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

Hain

In December 1994, we adopted the 1994 Long-Term Incentive and Stock Award Plan, which amended and restated our 1993 stock option plan. On December 9, 1997, the stockholders of Hain approved an amendment to increase the number of shares issuable under the 1994 Long Term Incentive and Stock Award Plan by 345,000 to 1,200,000 shares. In December 1998, the plan was further amended to increase the number of shares issuable by 1,200,000 bringing the total shares issuable under this plan to 2,400,000. In December 1999, the plan was further amended to increase the number of shares issuable by 1,000,000 bringing the total shares issuable under this plan to 3,400,000. In May 2000, the plan was further amended to increase the number of shares issuable by 3,000,000 bringing the total shares issuable under this plan to 6,400,000. The plan provides for the granting of incentive stock options to employees, directors and consultants to purchase shares of our common stock. All of the options granted to date under the plan have been incentive and non-qualified stock options providing for exercise prices equivalent to the fair market price at date of grant, and expire ten years after date of grant. Vesting terms are determined at the discretion of the Company. During 2004, options to purchase 195,550 shares were granted at prices ranging from $18.25 to $20.90. During 2005, options to purchase 212,500 shares were granted at a price of $16.01. The availability of this plan for the granting of awards terminated in December 2004.

In October 2002, we adopted a new Long-Term Incentive and Stock Award Plan. The plan provides for the granting of stock options and other equity awards to employees, directors and consultants to purchase shares of our common stock. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. In December 2003, the plan was amended to increase the number of shares issuable by 1,500,000 shares to 3,100,000 shares. In November 2005, the plan was further amended to increase the number of shares issuable by 750,000 shares bringing the total shares issuable under this plan to 3,850,000. All of the options granted to date under the plan have been incentive and non-qualified stock options providing for exercise price equivalent to the fair market price at the date of grant and expire ten years after the date of grant. Effective December 1, 2005, new options granted under the plan will expire seven years after the date of grant. Vesting terms are determined at the discretion of the Company. During 2004, options to purchase 116,300 shares were granted at prices ranging from $15.85 to $18.63 per share. During 2005, options to purchase 1,545,400 shares were granted at prices ranging from $16.01 to $20.57 per share. During 2006, no options were granted under this plan. At June 30, 2006, 794,600 options were available for grant under this plan.

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

In May 2000, we adopted a new Directors Stock Option Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. In December 2003, the plan was amended to increase the number of shares issuable by 200,000 shares to 950,000 shares. At June 30, 2001, no options were granted under this plan. During 2004, options for an aggregate of 163,000 shares were granted at prices ranging from $18.03 to $22.08. During 2005, options to purchase 67,500 shares were granted at a price of $18.11 per share. During 2006, no options were granted under this plan. At June 30, 2006, 219,500 options were available for grant under this plan.

We also have a 1993 Executive Stock Option Plan pursuant to which we granted our CEO options to acquire 600,000 shares of our common stock. The exercise price of options designed to qualify as incentive options was

$3.58 per share and the exercise price of non-qualified options was $3.25 per share. No exercises were made during 2003. During fiscal 2004, the remaining outstanding 535,000 options were exercised. As of June 30, 2004, no additional shares were available for grant under this plan.

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

In 1997, Celestial Seasonings granted options to an executive officer of Celestial Seasonings to purchase 417,450 shares of Celestial Seasonings common stock. The options were granted in connection with the officer’s employment agreement, initially vested over a five-year period, are exercisable at $8.70 per share and expire ten years from the grant date. During 2001, all of these options were exercised.

A summary our stock option plans’ activity for the three years ended June 30, 2006 follows:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	8,150,454	$18.37	6,803,187	$18.67	8,266,721	$17.05
Granted	-	-	1,848,500	16.35	508,600	20.23
Exercised	(1,009,099)	15.16	(374,683)	12.75	(1,744,495)	10.92
Terminated	(34,300)	22.54	(126,550)	21.57	(227,639)	20.95
Outstanding at end of year	7,107,055	$18.76	8,150,454	$18.37	6,803,187	$18.67
Exercisable at end of year	7,107,055	$18.76	8,150,454	$18.37	6,162,554	$19.09
Weighted average fair value of options granted during year	$-		$16.35		$9.77

The following table summarizes information for stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding as of 06/30/2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable as of 06/30/2006	Weighted Average Exercise Price

$2.94-$6.75	413,644	15.1	$4.18	413,644	$4.18
6.75-12.50	391,678	6.2	11.78	391,678	11.78
12.50-17.65	2,495,880	6.3	15.97	2,495,880	15.97
17.65-19.19	826,200	5.5	18.07	826,200	18.07
19.19-22.73	1,402,980	5.0	21.06	1,402,980	21.06
22.73-25.68	157,230	2.8	23.50	157,230	23.50
25.68-29.35	1,215,693	4.1	26.78	1,215,693	26.78
29.35-33.01	203,750	4.3	31.56	203,750	31.56

	7,107,055	5.9	$18.76	7,107,055	$18.76

There were 8,121,155 shares of Common Stock reserved for future issuance as of June 30, 2006.

Common Stock Issued - Business Acquisitions

As part of the Spectrum and Para Laboratories acquisitions consummated during Fiscal 2006, 998,092 common shares were issued to the sellers, valued at approximately $20.1 million in the aggregate. (See note 6.)

In connection with our strategic alliance with Yeo Hiap Seng, Limited, we issued 100,482 common shares valued at approximately $2.0 million. (See note 15.)

12. LEASES

Our corporate headquarters are located in approximately 35,000 square feet of leased office space in Melville, New York, under a lease which expires in December 2012. In addition, the Company leases manufacturing and warehouse space under leases which expire through 2012. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2006, are as follows:

2007	$4,999
2008	2,866
2009	2,543
2010	2,306
2011	2,207
Thereafter	2,382
$17,303

Rent expense charged to operations for the years ended June 30, 2006, 2005 and 2004 was approximately $5.4, $5.5, and $4.1 million, respectively.

13. SEGMENT INFORMATION

Our company is engaged in one business segment: the manufacturing, distribution and marketing of natural and organic food and personal care products. We define business segments as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by our chief operating decision maker.

The Company’s sales by product category are as follows:

	2006	2005	2004
Grocery	$376,518	$343,445	$303,377
Snacks	96,243	87,207	78,554
Tea	100,918	100,871	95,786
Other	164,878	88,444	66,341
	$738,557	$619,967	$544,058

The other category in the above table includes, but is not limited to, sales in such product categories as personal care, protein, meat alternative products, and fresh prepared foods. Sales of each of these categories was less than 10% of total sales in each year.

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area are as follows:

	2006			2005			2004
	United States	Canada	Europe	United States	Canada	Europe	United States	Canada	Europe
Net sales	$595,754	$51,408	$91,395	$489,096	$46,833	$84,038	$433,787	$48,326	$61,945
Earnings before income taxes	46,561	5,447	7,555	26,743	3,291	4,477	34,437	4,670	4,281
Long lived assets	508,001	56,349	52,858	426,571	50,082	36,289	425,563	43,424	16,930

14. DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan (“Plan”) to provide retirement benefits for eligible employees. All full-time employees of Hain and our domestic subsidiaries who have attained the age of 21 are eligible to participate upon completion of 30 days of service. The subsidiary Yves Veggie Cuisine has its own separate Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Yves who meet eligibility requirements may participate in that plan. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2006, 2005 and 2004, we made contributions to the Plan of $0.3, $0.3 and $0.2 million, respectively.

15. EQUITY INVESTMENTS

On June 30, 2006, the Company made an investment in Halo, Purely for Pets, Inc., a company specializing in natural and organic pet food and pet products. Our investment consisted of $1.6 million for which we received a 33.6% non-controlling interest in the joint venture. As of June 30, 2006, the cost approximates the value of our investment which is included in other assets in the accompanying consolidated balance sheet.

On September 6, 2005, the Company and Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, exchanged $2 million in equity investments in each other resulting in the issuance of 100,482 shares of the Company’s common stock to YHS and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. These investments represent the completion of the first stage of an alliance established between the Company and YHS which is ex-

pected to result in the pursuit of joint interests in marketing and distribution of food and beverages and product development.

The Company’s investment in YHS shares, which is included in other assets in the accompanying consolidated balance sheet, is carried at cost since the Company is restricted from selling these shares prior to April 30, 2007. The market value of the YHS shares on the Singapore Exchange at June 30, 2006 approximates their carrying value.

16. LITIGATION

From time to time, the Company is involved in litigation, incidental to the conduct of its business. In the opinion of management, disposition of pending litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition.

17. SUBSEQUENT EVENTS

On August 31, 2006, the Company completed the sale of Biomarché, its Belgian-based provider of fresh organic fruits and vegetables, to Pro Natural, a French company specializing in the distribution of organic produce. Biomarché generated approximately $18.0 million in sales for the fiscal year ended June 30, 2006. Total consideration received was €6.5 million (approximately $8.3 million), plus a contingent additional payment of up to approximately €0.7 million based on sales, all subject to an adjustment for working capital and other items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the published financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying The Hain Celestial Group, Inc.’s (the Company) Management Assessment Report, that the Company maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 of the Company and our report dated August 31, 2006 expressed an unqualified opinion thereon.

                                                        /s/Ernst & Young LLP

Melville, New York
August 31, 2006

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10, “Directors and Executive Officers of the Registrant”, Item 11, “Executive Compensation”, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13, “Certain Relationships and Related Transactions”, and Item 14, “Principal Accountant Fees and Services” have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon election of the directors. This information in such Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2006 and 2005

Consolidated Statements of Income - Years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended June 30, 2006, 2005 and 2004

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

4.3
Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

4.5
2000 Directors Stock Option Plan (incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.5.1
Amendment No. 1 to 2000 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-111881) filed with the Commission on January 13, 2004).

4.6
Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex 1 of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 3, 2005, filed with the Commission on October 31, 2005).

4.7(a)	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006.

10.1
Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.2
Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.3
Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003).

10.4
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.5
Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.6	Description of cash compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 4, 2005).

21.1(a)	Subsidiaries of Registrant.

23.1(a)	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a - Filed herewith

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe	Deductions - describe	Balance of end of period
Year Ended June 30, 2006 Deducted from asset accounts:
Allowance for doubtful accounts	$2,074	$30	$-	$-	$2,104
Year Ended June 30, 2005 Deducted from asset accounts:
Allowance for doubtful accounts	$2,185	$68	$-	$179(2)	$2,074
Year Ended June 30, 2004 Deducted from asset accounts:
Allowance for doubtful accounts	$1,748	$437	$10(1)	$10(2)	$2,185

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

Date: September 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	September 13, 2006

/s/ Ira J. Lamel Ira J. Lamel	Executive Vice President and Chief Financial Officer	September 13, 2006

/s/ Barry J. Alperin Barry J. Alperin	Director	September 13, 2006

/s/ Beth L. Bronner Beth L. Bronner	Director	September 13, 2006

/s/ Jack Futterman Jack Futterman	Director	September 13, 2006

/s/ Daniel R. Glickman Daniel R. Glickman	Director	September 13, 2006

/s/ Marina Hahn Marina Hahn	Director	September 13, 2006

/s/ Andrew R. Heyer Andrew R. Heyer	Director	September 13, 2006

/s/ Roger Meltzer Roger Meltzer	Director	September 13, 2006

/s/ Mitchell A. Ring Mitchell A. Ring	Director	September 13, 2006

/s/ Lewis D. Schiliro Lewis D. Schiliro	Director	September 13, 2006

/s/ D. Edward I. Smyth D. Edward I. Smyth	Director	September 13, 2006

/s/ Larry S. Zilavy Larry S. Zilavy	Director	September 13, 2006