Form 10-Q
period 2006-09-30
HAIN CELESTIAL GROUP INC
filed 2006-11-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 2, 2006 there were 38,990,244 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	September 30, 2006	June 30, 2006
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$78,143	$48,875
Accounts receivable, less allowance for doubtful accounts of $2,111 and $2,104	95,215	80,764
Inventories	111,440	105,883
Deferred income taxes	3,843	2,986
Other current assets	17,291	21,968
Total current assets	305,932	260,476

Property, plant and equipment, net	113,982	119,830
Goodwill	416,836	421,002
Trademarks and other intangible assets, net	62,260	61,626
Other assets	16,001	14,750
Total assets	$915,011	$877,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$100,281	$81,894
Income taxes payable	8,175	3,083
Current portion of long-term debt	840	1,065
Total current liabilities	109,296	86,042

Long-term debt, less current portion	151,172	151,229
Deferred income taxes	19,086	19,086
Total liabilities	279,554	256,357

Minority interest	5,184	4,926

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	-	-
Common stock - $.01 par value, authorized 100,000,000 shares, issued 39,831,121 and 39,583,671 shares	398	396
Additional paid-in capital	450,657	446,319
Retained earnings	174,068	165,034
Foreign currency translation adjustment	17,895	17,397
	643,018	629,146
Less: 861,256 shares of treasury stock, at cost	(12,745)	(12,745)
Total stockholders' equity	630,273	616,401

Total liabilities and stockholders' equity	$915,011	$877,684

Note: The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share and share amounts)

	Three Months Ended September 30,
	2006	2005
	(Unaudited)

Net sales	$210,207	$161,097
Cost of sales	151,065	115,248
Gross profit	59,142	45,849

Selling, general and administrative expenses	41,846	33,869
Operating income	17,296	11,980

Interest and other expenses, net	1,820	868

Income before income taxes	15,476	11,112
Provision for income taxes	6,442	4,221

Net income	$9,034	$6,891

Net income per share:
Basic	$0.23	$0.19

Diluted	$0.23	$0.18

Weighted average common shares outstanding:
Basic	38,746	36,636

Diluted	40,023	37,560

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands, except per share and share amounts)

							Foreign
	Common Stock		Additional				Currency
		Amount	Paid-in	Retained	Treasury Stock		Translation		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Adjustment	Total	Income

Balance at June 30, 2006	39,583,671	$396	$446,319	$165,034	861,256	$(12,745)	$17,397	$616,401

Exercise of stock options	247,450	2	4,263					4,265

Non-cash compensation charge			75					75

Comprehensive income:
Net income				9,034				9,034	$9,034

Translation adjustments							498	498	498

Total comprehensive income									$9,532
Balance at September 30, 2006	39,831,121	$398	$450,657	$174,068	861,256	$(12,745)	$17,895	$630,273

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(Unaudited)

Net income	$9,034	$6,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,319	3,207
Deferred income tax benefit	(857)	-
Non-cash compensation	75	1,020
Gain on sale of Biomarché	(2,510)	-
Other non-cash items, net	95	90

Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(16,374)	(4,340)
Inventories	(5,880)	(6,594)
Other current assets	4,287	(439)
Other assets	898	1,711
Accounts payable and accrued expenses	22,925	(5,409)
Income taxes, net	4,861	4,392

Net cash provided by operating activities	19,873	529

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(3,553)	(3,108)
Proceeds from disposals of property and equipment	2,665	-
Acquisitions of business, net of cash acquired	-	(4,257)
Proceeds from sale of Biomarché	8,160	-
Loan to affiliate	(1,911)	-
Net cash provided by (used in) investing activities	5,361	(7,365)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	4,265	2,974
Repayments of other long-term debt, net	(239)	(401)

Net cash provided by financing activities	4,026	2,573

Effect of exchange rate changes on cash	8	145
Net (increase) in cash and cash equivalents	29,268	(4,118)
Cash and cash equivalents at beginning of period	48,875	24,139

Cash and cash equivalents at end of period	$78,143	$20,021

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”,“us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings® teas, Hain Pure Foods®, Westbrae®, WestSoy®, Rice Dream®, Soy Dream®, Imagine™, Walnut Acres Organic™, Ethnic Gourmet™, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s®, Lima®, Grains Noirs®, Natumi®, Milkfree, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice® and Linda McCartney®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural personal care product line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics™, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand.

We operate in one business segment: the sale of natural and organic food and personal care products. In our 2006 fiscal year, approximately 47% of our revenues were derived from products that were manufactured within our own facilities with 53% produced by various co-packers.

All dollar amounts in our condensed consolidated financial statements and tables have been rounded to the nearest thousand dollars, except per share amounts. Share amounts in the notes to condensed consolidated financial statements are presented in thousands.

2. BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. Please refer to the footnotes to our consolidated financial statements as of June 30, 2006 and for the year then ended included in our Annual Report on Form 10-K, for information not included in these condensed footnotes.

Results previously reported for the three months ended September 30, 2005 have been adjusted to reflect charges in connection with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that contractual commitments to issue stock options be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with its Chief Executive Officer (“CEO”) contains such a commitment; however the options which were to be awarded in July 2005 and July 2006 have not been granted, principally due to an insufficient number of shares available under the Company’s Long Term Incentive and Stock Award Plans. Under SFAS No. 123(R), regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined in SFAS No. 123(R) as the “requisite service period.” The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006. These options remain un-granted at November 6, 2006. Results for the three months ended September 30, 2005 have been reduced from those previously reported by $0.8 million ($0.5 million net of tax) or $0.01 per diluted share. The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R), and therefore, no expense has been recorded for the July 2005 options. The Company will incur a charge to earnings at such time as those options are granted.

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

	Three Months Ended September 30,
	2006	2005
Numerator: Net income	$9,034	$6,891
Denominator for basic earnings per share - weighted average shares outstanding during the period	38,746	36,636
Effect of dilutive stock options	1,277	924

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	40,023	37,560
Basic net income per share	$0.23	$0.19
Diluted net income per share	$0.23	$0.18

Options totaling 1,412 in fiscal 2007 and 3,013 in fiscal 2006 were excluded from our earnings per share calculations as their effects would have been anti-dilutive.

4. INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2006	2006

Finished goods	$64,063	$64,771
Raw materials, work-in-progress
and packaging	47,377	41,112
	$111,440	$105,883

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2006	2006
Land	$9,425	$10,958
Buildings and improvements	34,829	38,483
Machinery and equipment	112,868	113,958
Furniture and fixtures	5,992	6,107
Leasehold improvements	2,595	3,120
Construction in progress	3,029	2,257
	168,738	174,883
Less: Accumulated depreciation
and amortization	54,756	55,053
	$113,982	$119,830

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-life intangible assets must be tested for impairment at least annually. We perform a test for impairment during the fourth quarter of our fiscal year. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we have evaluated the fair value of our goodwill and indefinite-life intangible assets and, based on such evaluations, no impairment existed through June 30, 2006. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

Changes in the carrying amount of goodwill for the three months ended September 30, 2006 were as follows:

Balance as of July 1, 2006	$421,002
Sale of Biomarché	(3,350)
Translation and other adjustments	(816)
Balance as of September 30, 2006	$416,836

Included in translation and other adjustments during the three months ended September 30, 2006 are the impacts of changes in foreign currency exchange rates on goodwill and adjustments to our estimates of fair value of net assets acquired. We are continuing to evaluate the initial purchase price allocations of certain acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. We are also in the process of obtaining or finalizing appraisals of tangible and intangible assets for certain acquisitions. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

At September 30, 2006, included in trademarks and other intangible assets on the balance sheet is approximately $3.3 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

	September 30, 2006		June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$3,345	$1,596	$4,025	$2,763
Non-amortized intangible assets:
Trademarks	67,163	6,652	67,017	6,653

Amortization of amortized intangible assets amounted to $0.2 million in the three months ended September 30, 2006, and these intangibles are expected to be completely amortized over the next five years.

7. ACQUISITIONS AND DISPOSAL

In fiscal 2006, our acquisitions included Spectrum Organic Products, Inc., a California-based leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and essential fatty acid nutritional supplements under the Spectrum Essentials® brand; the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products; and the fresh prepared foods business based in Luton, England, and the Linda McCartney® brand (under license) of frozen meat-free products, including its manufacturing facility, based in Fakenham, England, both acquired from the H. J. Heinz Company. As of September 30, 2006, the purchase accounting for these acquisitions are still subject to final adjustment for valuations and certain pre-acquisition contingencies.

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

Three months ended September 30, 2005

Net sales	$201,009
Net income	$6,942
Earnings per share: Basic	$0.18
Diluted	$0.18
Weighted average shares: Basic	37,664
Diluted	38,559

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

In management’s opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the above acquisitions been consummated at the beginning of the period presented or of future operations of the combined companies under our management.

On August 31, 2006, we completed the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, to Pro Natura, a French company specializing in the distribution of organic produce. Biomarché generated approximately $18.0 million in sales for the fiscal year ended June 30, 2006. Total consideration received was €6.5 million (approximately $8.3 million), plus a contingent additional payment of up to approximately €0.7 million based on sales, all subject to an adjustment for working capital and other items. We recognized a pretax gain of $2.5 million, net of a $3.3 million charge for goodwill allocated to that unit, ($1.1 million after tax) in connection with the sale, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statement of income. The results of operations and cash flows for Biomarché for the two months ended August 31, 2006, which were not material, are included in the condensed consolidated statements of income and of cash flows, respectively.

8. SENIOR NOTES AND CREDIT FACILITY

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. Proceeds from the senior notes were used to repay outstanding borrowings of $131.7 million under the Company’s previous revolving credit facility. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. Also on May 2, 2006, we entered into a new Amended and Restated Credit Agreement, providing us with a $250 million credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Revolving credit loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. The Credit Facility provides for reductions in the applicable margin as compared to the Credit Facility prior to its amendment and restatement. As of September 30, 2006, $150.0 million was borrowed under the senior notes at an interest rate of 5.98%, and there were no borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

9. STRATEGIC ALLIANCE WITH YHS

On September 6, 2005, the Company and Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, exchanged $2 million in equity investments in each other resulting in the issuance of 100,482 shares of the Company’s common stock to YHS and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. These investments represent the completion of the first stage of an alliance established between the Company and YHS which is expected to result in the pursuit of joint interests in marketing and distribution of food and beverages and product development. The Company’s investment in YHS shares is carried at cost and is included in other assets in the accompanying condensed consolidated balance sheet. The market value of the YHS shares on the Singapore Exchange at September 30, 2006 approximates their carrying value.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

10. SEGMENT INFORMATION

Our company is engaged in one business segment: the manufacturing, distribution and marketing of natural and organic food and personal care products. We define business segments as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by our chief operating decision maker.

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three months ended September 30,
	2006			2005
	United States	Canada	Europe	United States	Canada	Europe
Net sales	$156,669	$14,269	$39,269	$130,329	$12,000	$18,768
Earnings before income taxes	10,558	1,907	3,011	9,063	967	1,082
Long lived assets	508,318	53,744	47,017	432,765	55,720	36,406

11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 may have on our consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF No. 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006. EITF No. 06-3 will not impact the method for recording these taxes in our consolidated financial statements. We currently present these taxes on a net basis and have elected not to change our presentation method.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet assessed the impact, if any, that the implementation of SFAS No. 157 will have on our consolidated results of operations or financial condition.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We are currently evaluating SAB No. 108 and have not yet determined the impact on our consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

We manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings® teas, Hain Pure Foods®, Westbrae®, Westsoy®, Rice Dream®, Soy Dream®, Imagine™, Walnut Acres Organic™, Ethnic Gourmet™, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Garden of Eatin’®, Terra ®, Harry’s Premium Snacks®, Boston’s®, Lima®, Grains Noirs®, Natumi®, Milkfree, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice® and Linda McCartney®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural personal care product line is marketed under the JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Orjene®, Shaman Earthly Organics™, and Heather’s® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand. Our website is www.hain-celestial.com.

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

Results of Operations

Three months ended September 30, 2006

Net sales for the three months ended September 30, 2006 were $210.2 million, an increase of $49.1 million, or 30.5%, over net sales of $161.1 million in the September 30, 2005 quarter. Sales of our recently acquired Para Laboratories personal care brands, Spectrum Organic brands and our frozen meat-free and fresh prepared foods operations in the United Kingdom are included only in the current year’s quarter. Sales of grocery and snacks increased 21% with the addition of sales from our acquired Spectrum Organic brands and from successful new product introductions. Sales of our Celestial Seasonings® tea brand were down 2%, principally as a result of lower consumption of green tea and continued warmer than normal temperatures in the United States. Sales of our personal care brands increased 82%, with sales from our acquired Para brands and strong growth from our JASON® brand. Sales for our brands in Canada were up 14% as a result of increased sales of our refrigerated and frozen products and currency benefits. Sales in Europe were up 109%, primarily as a result of our recently acquired United Kingdom operations.

Gross profit for the three months ended September 30, 2006 was $59.1 million, an increase of $13.3 million from last year’s quarter. Gross profit for the three months ended September 30, 2006 was 28.1% of net sales as compared to 28.5% of net sales for the September 30, 2005 quarter. The decrease in gross profit percentage was principally the result of approximately $1.1 million of start-up costs associated with a new production line at our West Chester frozen foods facility (a reduction of 53 basis points) and the inclusion of our recently acquired United Kingdom operations. In the United Kingdom, we continue to co-pack for the previous owner at one of the facilities under an agreement allowing for a minimal margin and, as a result, during the term of the co-pack arrangement our gross margin generated in the United Kingdom will be depressed even though the arrangement helps absorb what otherwise may be unabsorbed overhead. The effect on our gross profit percentage this quarter was a full 100 basis points reduction from the lower margins in the United Kingdom. In addition, higher costs for petroleum and natural gas continue to impact our overall business, both directly with increased inbound and outbound delivery costs, and indirectly with the pass-through of costs from our suppliers of packaging and other major components of our finished products.

Selling, general and administrative expenses increased by $8.0 million, or 23.6%, to $41.8 million for the three months ended September 30, 2006 as compared to $33.9 million in the September 30, 2005 quarter. Selling, general and administrative expenses have increased primarily as a result of costs brought on by the businesses we acquired in 2006. We also increased spending in certain advertising and promotional programs in the first quarter of this year. We have been successful in leveraging our existing infrastructure as selling, general and administrative expenses as a percentage of net sales declined to 19.9% in the first quarter of fiscal 2007 as compared to 21.0% in the first quarter of last year.

Operating income was $17.3 million in the three months ended September 30, 2006 compared to $12.0 million in the September 30, 2005 quarter. Operating income as a percentage of net sales was 8.2% in the September 30, 2006 quarter compared with 7.4% in the September 30, 2005 quarter. The increase in operating income is a result of our increased net sales and gross profit. The improvement in operating income as a percentage of net sales resulted from our ability to leverage our selling, general and administrative expenses over the increased sales base.

Interest and other expenses, net were $1.8 million for the three months ended September 30, 2006 compared to $0.9 million for the three months ended September 30, 2005. Interest expense totaled $2.5 million in this year’s first quarter, which was primarily related to the $150 million of 5.98% senior notes we issued in the fourth quarter of last fiscal year and was partially offset by $0.6 million of interest income earned. Net interest expense in last year’s first quarter was approximately $0.9 million. We also recorded a $2.2 million charge in the quarter ended September 30, 2006 for a value added tax assessment resulting from an unfavorable decision by the German government in connection with our sales of non-dairy beverages in Germany. At the end of August 2006 we sold Biomarché, our Belgium-based provider of fresh organic fruits and vegetables and recognized a gain on the disposal of approximately $2.5 million, net of a $3.3 million charge for goodwill allocated to that component of the reporting unit.

Income before income taxes for the three months ended September 30, 2006 amounted to $15.5 million compared to $11.1 million in the comparable period of the prior year. This increase was primarily attributable to the increase in operating income.

Our effective income tax rate was 41.6% of pre-tax income for the three months ended September 30, 2006 compared to 38.1% for the three months ended September 30, 2005. The effective tax rate for the first quarter of fiscal 2007 was higher than the comparable period in the prior year as a result of the unfavorable impact of the nondeductible goodwill expensed in connection with the sale of Biomarché.

Net income for the three months ended September 30, 2006 was $9.0 million compared to $6.9 million in the September 30, 2005 quarter. The increase of $2.1 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit dollars.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance increased $29.3 million to $78.1 million during the three months ended September 30, 2006. Net cash provided by operating activities was $19.9 million for the first three months of fiscal 2007, compared to net cash provided by operating activities of $0.5 million in the three months ended September 30, 2005. The increase in cash provided by operations in 2007 resulted from improved working capital management. Our working capital increased to $196.6 million at September 30, 2006 compared with $174.4 million at June 30, 2006.

We had $5.4 million of cash provided by investing activities in the three months ended September 30, 2006. This consisted of $8.2 million of proceeds from the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, and $2.7 million of proceeds from the disposals of fixed assets, offset by $3.6 million of capital expenditures and a $1.9 million loan to an affiliated joint venture. In the three months ended September 30, 2005, we used $7.4 million of cash in investing activities. We used $4.3 million for the acquisition of the business that became Hain Pure Protein and $3.1 million for the purchase of property, plant and equipment.

Net cash of $4.0 million was provided by financing activities for the three months ended September 30, 2006 compared to $2.6 million provided for the three months ended September 30, 2005. The change was due principally to an increase in the proceeds from exercises of stock options to $4.3 million in the first quarter of fiscal 2007 from $3.0 million in fiscal 2006, offset by repayments of other long-term debt of $0.2 million for the three months ended September 30, 2006 and $0.4 million for the September 30, 2005 quarter.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2006, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. Proceeds from the senior notes were used to repay outstanding borrowings of $131.7 million under the Company’s revolving credit facility. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. Also on May 2, 2006, we entered into a new Amended and Restated Credit Agreement, providing us with a $250 million credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Revolving credit loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2006, $150.0 million was outstanding under the senior notes at an interest rate of 5.98%, and no borrowings were outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature. We were in compliance with all of the covenants as of September 30, 2006.

This access to capital provides us with the flexibility to address our working capital needs in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

We believe that our cash on hand of $78.1 million at September 30, 2006, projected remaining fiscal 2007 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $15 million for the current fiscal year, and scheduled debt and lease payments of approximately $5 million over the next twelve months.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and chargebacks receivable, inventories, property, plant and equipment, goodwill and intangibles and segments. The application of each of these critical accounting policies and estimates was discussed in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2006. There have been no significant changes in the application of these critical accounting policies or estimates during fiscal 2007.

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

Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; competition; availability of key personnel; changes in, or the failure to comply with government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the report on Form 10-K, and any amendments thereto, for the fiscal year ended June 30, 2006. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company's past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys fees and expenses, and other unspecified equitable relief from the defendants. The Company became aware of the complaint on November 9, 2006, which had been filed on September 21, 2006.

Over the past few months, at the direction of the Board of Directors, the Company has carefully reviewed its historical stock option grants. The Company is confident that there has not been any inappropriate conduct and does not expect any restatement of its financial statements. The Company's independent accountants issued an unqualified audit opinion for the fiscal year ended June 30, 2006, and all annual and interim financial statements have been filed on a timely basis.

Despite assertions in the complaint to the contrary, to the Company's knowledge, the Company has not been subject to any regulatory investigation regarding its stock option practices. The Company believes that the lawsuit is without merit.

ITEM 6.  EXHIBITS

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

THE HAIN CELESTIAL GROUP, INC.

Date: November 9, 2006	/s/ Irwin D Simon
Irwin D. Simon,
Chairman, President and Chief
Executive Officer

Date: November 9, 2006	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and
Chief Financial Officer