Form 10-Q
period 2006-12-31
HAIN CELESTIAL GROUP INC
filed 2007-02-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

As of February 5, 2007 there were 39,442,908 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets - December 31, 2006 (unaudited) and June 30, 2006	2

Condensed Consolidated Statements of Income - Three months and six months ended December 31, 2006 and 2005 (unaudited)	3

Condensed Consolidated Statement of Stockholders' Equity -
Six months ended December 31, 2006 (unaudited)	4

Condensed Consolidated Statements of Cash Flows -
Six months ended December 31, 2006 and 2005 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	18

Item 4.	Controls and Procedures	18

Part II Other Information

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	December 31, 2006	June 30, 2006
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$83,079	$48,875
Accounts receivable, less allowance for doubtful accounts of $2,135 and $2,104	104,106	80,764
Inventories	115,665	105,883
Deferred income taxes	3,872	2,986
Other current assets	17,860	21,968
Total current assets	324,582	260,476

Property, plant and equipment, net	117,704	119,830
Goodwill	399,666	421,002
Trademarks and other intangible assets, net	79,939	61,626
Other assets	16,043	14,750
Total assets	$937,934	$877,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$98,775	$81,894
Income taxes payable	10,940	3,083
Current portion of long-term debt	400	1,065
Total current liabilities	110,115	86,042

Long-term debt, less current portion	151,409	151,229
Deferred income taxes	19,086	19,086
Total liabilities	280,610	256,357

Minority interest	5,378	4,926

Stockholders' equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	-	-
Common stock - $.01 par value, authorized 100,000,000 shares, issued 40,304,164 and 39,583,671 shares	403	396
Additional paid-in capital	459,098	446,319
Retained earnings	188,836	165,034
Foreign currency translation adjustment	16,354	17,397
	664,691	629,146
Less: 861,256 shares of treasury stock, at cost	(12,745)	(12,745)
Total stockholders' equity	651,946	616,401

Total liabilities and stockholders' equity	$937,934	$877,684

Note: The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net sales	$230,909	$186,227	$441,116	$347,324
Cost of sales	160,319	128,061	311,384	243,309
Gross profit	70,590	58,166	129,732	104,015

Selling, general and administrative expenses	44,799	36,988	86,645	70,857
Operating income	25,791	21,178	43,087	33,158

Interest and other expenses, net	1,754	1,309	3,574	2,177

Income before income taxes	24,037	19,869	39,513	30,981
Provision for income taxes	9,269	7,531	15,711	11,752

Net income	$14,768	$12,338	$23,802	$19,229

Net income per share:
Basic	$0.38	$0.33	$0.61	$0.52

Diluted	$0.36	$0.32	$0.59	$0.51

Weighted average common shares outstanding:
Basic	39,173	37,165	38,960	36,900

Diluted	41,202	38,434	40,613	37,997

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(In thousands, except per share and share amounts)
							Foreign
	Common Stock		Additional				Currency
		Amount	Paid-in	Retained	Treasury Stock		Translation		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Adjustment	Total	Income

Balance at June 30, 2006	39,583,671	$396	$446,319	$165,034	861,256	$(12,745)	$17,397	$616,401

Exercise of stock options	720,493	7	11,736					11,743

Non-cash compensation charge			1,043					1,043

Comprehensive income:
Net income				23,802				23,802	$ 23,802

Translation adjustments							(1,043)	(1,043)	(1,043)

Total comprehensive income									$22,759
Balance at December 31, 2006	40,304,164	$403	$459,098	$188,836	861,256	$(12,745)	$16,354	$651,946

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income	$23,802	$19,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,088	6,016
Deferred income tax benefit	(857)	-
Non-cash compensation	1,043	1,808
Gain on sale of Biomarché	(2,527)	-
Excess tax benefits from share-based compensation	(596)	-
Other non-cash items, net	431	348

Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(21,937)	(11,650)
Inventories	(5,401)	(16,622)
Other current assets	4,341	(126)
Other assets	(635)	1,386
Accounts payable and accrued expenses	18,320	(226)
Income taxes, net	7,603	7,356

Net cash provided by operating activities	30,675	7,519

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(6,521)	(6,335)
Proceeds from disposals of property and equipment	2,664	-
Acquisitions of business, net of cash acquired	(11,194)	(32,217)
Proceeds from sale of Biomarché	8,160	-
Loan to affiliate	(1,911)	-
Net cash used in investing activities	(8,802)	(38,552)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Borrowings under bank revolving credit facility, net	-	17,000
Proceeds from exercises of stock options, net of related expenses	11,743	7,276
Excess tax benefits from share-based compensation	596	-
Repayments of other long-term debt, net	(432)	(66)

Net cash provided by financing activities	11,907	24,210

Effect of exchange rate changes on cash	424	43
Net increase (decrease) in cash and cash equivalents	34,204	(6,780)
Cash and cash equivalents at beginning of period	48,875	24,139

Cash and cash equivalents at end of period	$83,079	$17,359

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”,“us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae®, WestSoy®, Rice Dream®, Soy Dream®, Imagine™, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s®, Lima®, Grains Noirs®, Natumi®, , Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney®, Realeat® and Granose®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural personal care product line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics™, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Avalon Organic® and Alba Botanica® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand.

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

2. BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. Please refer to the footnotes to our consolidated financial statements as of June 30, 2006 and for the year then ended included in our Annual Report on Form 10-K, for information not included in these condensed footnotes.

Results previously reported for the three months and six months ended December 31, 2005 have been adjusted to reflect charges in connection with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that contractual commitments to issue stock options be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with its Chief Executive Officer (“CEO”) contains such a commitment; however the options which were to be awarded in July 2005 and July 2006 have not been granted, principally due to an insufficient number of shares available under the Company’s Long Term Incentive and Stock Award Plans. Under SFAS No. 123(R), regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined in SFAS No. 123(R) as the “requisite service period.” The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006. These options remain un-granted at February 9, 2007. Results for the three months ended December 31, 2005 have been reduced from those previously reported by $0.5 million ($0.3 million net of tax) or $0.01 per diluted share. Results for the six months ended December 31, 2005 have been reduced from those previously reported by $1.3 million ($0.8 million net of tax) or $.02 per diluted share. The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R) and, therefore, no expense has been recorded for the July 2005 options. The Company will incur a charge to earnings at such time as those options are granted. Until such time as the July 2006 options are granted, the Company will be required to revalue (mark-to-market based on Black-Scholes value) the un-granted options at the end of each quarter, with the change in value charged or credited to compensation expense, included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Numerator: Net income	$14,768	$12,338	$23,802	$19,229
Denominator for basic earnings per share - weighted average shares outstanding during the period	39,173	37,165	38,960	36,900
Effect of dilutive stock options	2,029	1,269	1,653	1,097

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,202	38,434	40,613	37,997
Basic net income per share	$0.38	$0.33	$0.61	$0.52
Diluted net income per share	$0.36	$0.32	$0.59	$0.51

Options totaling 204 for the three months and 808 for the six months ended December 31, 2006 and 2,596 for the three months and 2,805 for the six months ended December 31, 2005 were excluded from our earnings per share calculations as their effects would have been anti-dilutive.

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2006	June 30, 2006
Finished goods	$65,841	$64,771
Raw materials, work-in-progress and packaging	49,824	41,112
	$115,665	$105,883

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2006	June 30, 2006
Land	$9,473	$10,958
Buildings and improvements	34,825	38,483
Machinery and equipment	118,282	113,958
Furniture and fixtures	6,398	6,107
Leasehold improvements	2,582	3,120
Construction in progress	3,743	2,257
	175,303	174,883

Less: Accumulated depreciation and amortization	57,599	55,053
	$117,704	$119,830

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-life intangible assets must be tested for impairment at least annually. We perform a test for impairment during the fourth quarter of our fiscal year. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we have evaluated the fair value of our goodwill and indefinite-life intangible assets and, based on such evaluations, no impairment existed through June 30, 2006. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

Changes in the carrying amount of goodwill for the six months ended December 31, 2006 were as follows:

Balance as of July 1, 2006	$421,002
Addition	1,498
Sale of Biomarché	(3,350)
Reallocation to intangible assets	(17,000)
Translation and other adjustments	(2,484)
Balance as of December 31, 2006	$399,666

During the quarter ended December 31, 2006, based on the results of an independent appraisal, we reallocated approximately $17.0 million preliminarily allocated to goodwill related to the acquisition of Spectrum Organic Products, Inc. to other intangibles, predominantly non-amortized trademarks. Included in translation and other adjustments during the six months ended December 31, 2006 are the impacts of changes in foreign currency exchange rates on goodwill and adjustments to our estimates of fair value of net assets acquired. We are continuing to evaluate the initial purchase price allocations of certain other acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

At December 31, 2006, included in trademarks and other intangible assets on the balance sheet is approximately $4.6 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	December 31, 2006		June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Other intangibles	$4,643	$2,018	$4,025	$2,763

Non-amortized intangible assets:

Trademarks	83,981	6,667	67,017	6,653

Amortization of amortized intangible assets amounted to $0.6 million in the six months ended December 31, 2006, and these intangibles are expected to be completely amortized over the next five years.

7.  ACQUISITIONS AND DISPOSAL

On December 8, 2006, we acquired the business and certain assets of Haldane Foods Limited, a United Kingdom-based producer of meat-free food and non-dairy beverage products. Haldane’s product lines include Realeat® frozen foods; Granose®, Direct Foods and Realeat® dry mixes; and Granose® and White Wave® non-dairy beverages. The Haldane frozen meat-free business is a complementary fit with our Linda McCartney® brand, acquired last fiscal year. The addition of the Haldane non-dairy beverage manufacturing capability enhances our growing non-diary beverage business in the United Kingdom. The total consideration paid was approximately $11.0 million in cash, including transaction costs. As a result of the initial purchase price allocation, we recorded goodwill of $1.5 million at December 31, 2006 in connection with this acquisition. The purchase price allocation for this acquisition is preliminary and may be revised as additional information becomes available. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. Management is currently developing integration plans which may result in additional costs, including costs to terminate employees and costs to consolidate facilities, which will be accrued as a liability in conjunction with recording the purchase of the Haldane business and which will result in an increase to goodwill. The operating results of the Haldane business are reflected in the accompanying condensed consolidated financial statements from the date of acquisition and were not material.

On December 18, 2006, we reached agreement to acquire Avalon Natural Products, Inc., a leader in the natural products category in the areas of skin care, hair care, bath and body and sun care, for approximately $120 million in cash. The acquisition closed on January 11, 2007. See Note 13, Subsequent Event.

In fiscal 2006, our acquisitions included Spectrum Organic Products, Inc., a California-based leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and essential fatty acid nutritional supplements under the Spectrum Essentials® brand; the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products; and the fresh prepared foods business based in Luton, England, and the Linda McCartney® brand (under license) of frozen meat-free products, including its manufacturing facility, based in Fakenham, England, both acquired from the H. J. Heinz Company. As of December 31, 2006, the purchase accounting for all of these acquisitions, except for Spectrum, are still subject to final adjustment for valuations and certain pre-acquisition contingencies.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

The following table presents unaudited pro forma information about sales and net income had the operations of the above described acquisitions been combined with our business as of the first day of the period shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, changes in marketing and advertising programs and integration of systems and personnel. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below. Further, the pro forma sales and net income information for the prior periods has not been adjusted to reflect, among other things, brands which have been disposed of or licensed to others, or items no longer sold by us as the result of the 2005 SKU Rationalization Program (sales of rationalized SKUs continued throughout fiscal 2006). As a result, sales as presented for the prior periods appear higher than what would have been presented had these adjustments been reflected.

	Three months ended December 31		Six months ended December 31,
	2006	2005	2006	2005
Net sales	$235,309	$230,788	$451,575	$438,347
Net income	$14,010	$12,868	$22,625	$19,929
Earnings per share: Basic	$0.36	$0.34	$0.58	$0.53
Diluted	$0.34	$0.33	$0.56	$0.51
Weighted average shares: Basic	39,173	38,020	38,960	37,827
Diluted	41,202	39,289	40,613	38,924

In management’s opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the above acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On August 31, 2006, we completed the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, to Pro Natura, a French company specializing in the distribution of organic produce. Biomarché generated approximately $18.0 million in sales for the fiscal year ended June 30, 2006. Total consideration received was €6.5 million (approximately $8.3 million), plus a contingent additional payment of up to approximately €0.7 million based on sales, all subject to an adjustment for working capital and other items. We recognized a pretax gain of $2.5 million, net of a $3.3 million charge for allocated goodwill ($1.1 million after tax) in connection with the sale, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statement of income. The results of operations and cash flows for Biomarché for the two months ended August 31, 2006, which were not material, are included in the condensed consolidated statements of income and of cash flows, respectively.

8. SENIOR NOTES AND CREDIT FACILITY

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. Also on May 2, 2006, we entered into an Amended and Restated Credit Agreement, providing us with a $250 million credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Revolving credit loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2006, $150.0 million was borrowed under the senior notes at an interest rate of 5.98%, and there were no borrowings outstanding under the Credit Facility.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

During January 2007 we borrowed $75 million under the Credit Facility to fund a portion of the acquisition of Avalon Natural Products, Inc. (See Note 13, Subsequent Event.) We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

9. STRATEGIC ALLIANCE WITH YHS

On September 6, 2005, the Company and Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, exchanged $2 million in equity investments in each other resulting in the issuance of 100,482 shares of the Company’s common stock to YHS and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. These investments represent the completion of the first stage of an alliance established between the Company and YHS which is expected to result in the pursuit of joint interests in marketing and distribution of food and beverages and product development. The Company’s investment in YHS shares is carried at cost and is included in other assets in the accompanying condensed consolidated balance sheet. The market value of the YHS shares on the Singapore Exchange at December 31, 2006 approximated their carrying value.

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net sales:
United States	$177,641	$155,632	$334,310	$285,961
Canada	14,339	12,288	28,608	24,288
Europe	38,929	18,307	78,198	37,075

	$230,909	$186,227	$441,116	$347,324
Earnings before income taxes:
United States	$18,946	$17,774	$29,504	$26,837
Canada	2,249	1,116	4,156	2,083
Europe	2,842	979	5,853	2,061

	$24,037	$19,869	$39,513	$30,981

	December 31, 2006	June 30, 2006
Long-lived assets:
United States	$505,319	$508,001
Canada	51,818	56,349
Europe	56,215	52,858

	$613,352	$617,208

Net sales are attributed to countries based on location of selling subsidiary.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

11.  LITIGATION

From time to time the Company is involved in litigation incidental to the conduct of its business on a wide range of matters, including, among others, patent suits and employment claims. In the opinion of management, disposition of pending litigation related to these matters is not expected to have a material adverse effect on the Company’s business, results of operations or financial condition.

A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations as the purported derivative action previously disclosed in our Form 10-Q for the quarterly period ended September 30, 2006, adding a claim of breach of fiduciary duty. The Company became aware of the complaint on November 28, 2006. Although no assurances can be made as to the resolution of these proceedings, the Company believes that both lawsuits are without merit.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for us for the fiscal year ending June 30, 2008. We are currently evaluating the impact FIN No. 48 may have on our consolidated financial statements.

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

13.  SUBSEQUENT EVENT

On January 11, 2007, we acquired Avalon Natural Products, Inc., a leader in the natural products category in the areas of skin care, hair care, bath and body and sun care, for approximately $120 million in cash, plus transaction costs. We believe that the addition of the Avalon Organics® and Alba Botanica® brands provides us with a stronger, broader personal care portfolio that helps solidify our leadership position in the natural and organic personal care category. The acquisition was funded with available cash balances and $75 million of borrowings under our Credit Facility. The operating results of Avalon will be included in the consolidated financial statements from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS
Overview

We manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae®, Westsoy®, Rice Dream®, Soy Dream®, Imagine™, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney®, Realeat® and Granose®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural personal care product line is marketed under the JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Orjene®, Shaman Earthly Organics™, Heather’s®, Avalon Organics® and Alba Botanica® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand. Our website is www.hain-celestial.com.

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

Results of Operations

Three months ended December 31, 2006

Net sales for the three months ended December 31, 2006 were $230.9 million, an increase of $44.7 million, or 24.0%, over net sales of $186.2 million in the December 31, 2005 quarter. Net sales in the second quarters of both fiscal 2007 and 2006 were impacted by acquisitions and dispositions. Net sales in the second quarter of fiscal 2007 include $29.3 million from businesses acquired after the second quarter of fiscal 2006, while the second quarter of fiscal 2006 includes sales of $4.8 million from brands disposed of or licensed to others after the second quarter of fiscal 2006. Sales of grocery and snacks increased with the strong performance of our Garden of Eatin’, Arrowhead Mills, Earth’s Best, Health Valley and Spectrum brands and from successful new product introductions, partially offset by a decline in sales of Terra, and from successful new product introductions. Net sales of our Celestial Seasonings® tea brand were down principally as a result of continued warmer than normal temperatures in North America and lower consumption of green tea. Sales of our personal care brands increased as a result of strong growth from our JASON® brand and sales of the brands we acquired from Para Laboratories. Sales for our brands in Canada were up principally as a result of increased sales of our refrigerated and frozen products. Sales in Europe increased primarily as a result of our recently-acquired United Kingdom operations.

Gross profit for the three months ended December 31, 2006 was $70.6 million, an increase of $12.4 million from last year’s second quarter. Gross profit for the three months ended December 31, 2006 was 30.6% of net sales as compared to 31.2% of net sales for the December 31, 2005 quarter. The decrease in gross profit percentage was principally the result of approximately $0.6 million, or 0.3% of consolidated net sales, of start-up costs associated with a new production line at our West Chester frozen foods facility, now complete, and the impact of the inclusion of our recently acquired United Kingdom operations. In the United Kingdom, we continue to co-pack for the previous owner at one of the facilities under an agreement allowing for a minimal margin and, as a result, during the term of the co-pack arrangement our gross margin generated in the United Kingdom will be depressed even though the arrangement helps absorb what otherwise may be unabsorbed overhead. The effect on our gross profit percentage this quarter was a 110 basis point reduction related to the inclusion of the lower margin business in the United Kingdom. In addition, we have been able to offset the impact of higher costs for ingredients with improvements in manufacturing efficiencies.

Selling, general and administrative expenses increased by $7.8 million, or 21.1%, to $44.8 million for the three months ended December 31, 2006 as compared to $37.0 million in the December 31, 2005 quarter. Selling, general and administrative expenses have increased primarily as a result of costs associated with the businesses we acquired in 2006. We have been successful in leveraging our existing infrastructure with the acquisitions we have made and have executed a disciplined strategy in building effective marketing programs, resulting in our selling, general and administrative expenses declining as a percentage of net sales to 19.4% in the second quarter of fiscal 2007 as compared to 19.9% in the second quarter of last year.

Operating income was $25.8 million in the three months ended December 31, 2006 compared to $21.2 million in the December 31, 2005 quarter. The increase in operating income is a result of our increased sales and gross profit. Operating income as a percentage of net sales was 11.2% in the December 31, 2006 quarter compared with 11.4% in the December 31, 2005 quarter. The decrease in operating income as a percentage of net sales resulted from the decrease in our gross profit ratio to net sales.

Interest and other expenses, net were $1.8 million for the three months ended December 31, 2006 compared to $1.3 million for the three months ended December 31, 2005. Interest expense totaled $2.3 million in this year’s second quarter, which was primarily related to the $150 million of 5.98% senior notes we issued in the fourth quarter of last fiscal year and was partially offset by $0.9 million of interest income earned on higher cash balances. Interest expense in last year’s second quarter was approximately $1.3 million, which was partially offset by $0.2 million of interest income.

Income before income taxes for the three months ended December 31, 2006 amounted to $24.0 million compared to $19.9 million in the comparable period of the prior year. This increase was primarily attributable to the increase in operating income.

Income tax expense for the three months ended December 31, 2006 was $9.3 million, or an effective income tax rate of 38.6% of pre-tax income, and is based on our estimated annual effective tax rate for fiscal 2007. Income tax expense was $7.5 million for the three months ended December 31, 2005, or 37.9% of pre-tax income.

Net income for the three months ended December 31, 2006 was $14.8 million compared to $12.3 million in the December 31, 2005 quarter. The increase of $2.4 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit.

Six months ended December 31, 2006

Net sales for the six months ended December 31, 2006 were $441.1 million, an increase of $93.8 million, or 27.0%, over net sales of $347.3 million in the December 31, 2005 six-month period. Net sales were impacted by acquisitions and dispositions in the first half of both fiscal 2007 and 2006. Net sales in the first half of fiscal 2007 include $72.1 million from businesses acquired after the second quarter of fiscal 2006, while the first half of fiscal 2006 includes sales of $11.3 million from brands disposed of or licensed to others after the second quarter of fiscal 2006. Sales of grocery and snacks increased with the strong performance our Garden of Eatin’, Arrowhead Mills, Earth’s Best, Health Valley and Spectrum brands and from successful new product introductions, partially offset by a decline in sales of Terra, and from successful new product introductions. Net sales of our Celestial Seasonings® tea brand were down principally as a result of continued warmer than normal temperatures in North America and lower consumption of green tea. Sales of our personal care brands increased as a result of strong growth from our JASON® brand and sales of the brands we acquired from Para Laboratories. Sales for our brands in Canada were up principally as a result of increased sales of our refrigerated and frozen products. Sales in Europe increased primarily as a result of our recently-acquired United Kingdom operations.

Gross profit for the six months ended December 31, 2006 was $129.7 million, an increase of $25.7 million from last year’s six-month period. Gross profit for the six months ended December 31, 2006 was 29.4% of net sales as compared to 30.0% of net sales for the December 31, 2005 period. The decrease in gross profit percentage was principally the result of approximately $1.7 million of start-up costs associated with a new production line at our West Chester frozen foods facility (a reduction of 40 basis points) and the inclusion of our recently acquired United Kingdom operations. In the United Kingdom, we continue to co-pack for the previous owner at one of the facilities under an agreement allowing for a minimal margin and, as a result, during the term of the co-pack arrangement our gross margin generated in the United Kingdom will be depressed even though the arrangement helps absorb what otherwise may be unabsorbed overhead. The effect on our gross profit percentage for the six months ended December 31, 2006 was a 102 basis point reduction from the lower margins in the United Kingdom.

Selling, general and administrative expenses increased by $15.8 million, or 22.3%, to $86.6 million for the six months ended December 31, 2006 as compared to $70.9 million in the December 31, 2005 six-month period. Selling, general and administrative expenses have increased primarily as a result of costs associated with the businesses we acquired in fiscal 2006. We also increased spending in certain advertising and promotional programs in the first quarter of this year. We have been successful in leveraging our existing infrastructure as selling, general and administrative expenses as a percentage of net sales declined to 19.6% in the first six months of fiscal 2007 as compared to 20.4% in the first six months of last year.

Operating income was $43.1 million in the six months ended December 31, 2006 compared to $33.2 million in the December 31, 2005 comparable period. Operating income as a percentage of net sales was 9.8% in the December 31, 2006 period compared with 9.6% in the six months ended December 31, 2005. The increase in operating income is a result of our increased net sales and gross profit. The improvement in operating income as a percentage of net sales resulted from our ability to leverage our selling, general and administrative expenses over the increased sales base.

Interest and other expenses, net were $3.6 million for the six months ended December 31, 2006 compared to $2.2 million for the six months ended December 31, 2005. Interest expense totaled $4.7 million in this year’s first six months, which was primarily related to the $150 million of 5.98% senior notes we issued in the fourth quarter of last fiscal year and was partially offset by $1.4 million of interest income earned. Interest expense in last year’s first six months was approximately $2.5 million and was partially offset by interest income earned of $0.3 million. We also recorded a $2.2 million charge in the first quarter of fiscal 2007 for a value added tax assessment resulting from an unfavorable decision by the German government in connection with our sales of non-dairy beverages in Germany. At the end of August 2006 we sold Biomarché, our Belgium-based provider of fresh organic fruits and vegetables and recognized a gain on the disposal of approximately $2.5 million, net of a $3.3 million charge for allocated goodwill.

Income before income taxes for the six months ended December 31, 2006 amounted to $39.5 million compared to $31.0 million in the comparable period of the prior year. This increase was primarily attributable to the increase in operating income.

Our income tax expense was $15.7 million for the six months ended December 31, 2006, an effective income tax rate of 39.8%, compared to $11.8 million for the six months ended December 31, 2005, an effective income tax rate of 37.9%. The effective tax rate for the first six months of fiscal 2007 was higher than the comparable period in the prior year as a result of the unfavorable impact of the nondeductible goodwill expensed in connection with the sale of Biomarché.

Net income for the six months ended December 31, 2006 was $23.8 million compared to $19.2 million for the six months ended December 31, 2005. The increase of $4.6 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance increased $34.2 million to $83.1 million during the six months ended December 31, 2006. Net cash provided by operating activities was $30.7 million for the first six months of fiscal 2007, compared to net cash provided by operating activities of $7.5 million in the six months ended December 31, 2005. The increase in cash provided by operations in 2007 resulted from improved working capital management. Our working capital increased to $214.5 million at December 31, 2006 compared with $174.4 million at June 30, 2006. Accounts receivable increased as a result of our higher sales volume, but our days’ sales in receivables remained at 39 days. Improvements in our days’ sales in inventory and accounts payable from December 31, 2005 resulted in the improved cash flows provided by operating activities in fiscal 2007.

We used $8.8 million of cash in investing activities in the six months ended December 31, 2006. We used $11.2 million of cash in connection with the acquisition of the assets of Haldane Foods in the United Kingdom in December 2006, $6.5 million for capital expenditures and $1.9 million for a loan to an affiliated joint venture. This was partially offset by $8.2 million of proceeds from the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, and $2.7 million of proceeds from the disposals of fixed assets. In the six months ended December 31, 2005, we used $38.6 million of cash in investing activities, including $32.2 million for the acquisitions of the business that became Hain Pure Protein and for Spectrum Organic Products, Inc. and $6.3 million for the purchase of property, plant and equipment.

Net cash of $11.9 million was provided by financing activities for the six months ended December 31, 2006 compared to $24.2 million provided for the six months ended December 31, 2005. The decrease was due principally to our not requiring any new borrowings under our revolving credit facility in the first six months of fiscal 2007 compared to $17.0 million of cash provided by borrowings in the first six months of fiscal 2006. The decrease was partially offset by increased proceeds from exercises of stock options in the first six months of fiscal 2007 to $11.7 million from $7.3 million in fiscal 2006.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2006, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, which is payable semi-annually on November 2 and May 2. Also on May 2, 2006, we entered into an Amended and Restated Credit Agreement, providing us with a $250 million credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Revolving credit loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2006, $150.0 million was outstanding under the senior notes at an interest rate of 5.98%, and no borrowings were outstanding under the Credit Facility. During January 2007 we borrowed $75 million under the Credit Facility to fund a portion of the acquisition of Avalon Natural Products, Inc. (See Note 13 to the Condensed Consolidated Financial Statements.) We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

This access to capital provides us with the flexibility to address our working capital needs in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

We believe that our cash on hand of $83.1 million at December 31, 2006, projected remaining fiscal 2007 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $15 million for the current fiscal year, scheduled debt and lease payments of approximately $6 million over the next twelve months. In connection with the acquisition of Avalon Natural Products, Inc., in January 2007, we used approximately $50 million of our available cash on hand to fund a portion of the purchase price.

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

Seasonality

Our tea brand primarily manufactures and markets hot tea products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines are stronger in the warmer months. Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance.

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

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations as the purported derivative action previously disclosed in our Form 10-Q for the quarterly period ended September 30, 2006, adding a claim of breach of fiduciary duty. The Company became aware of the complaint on November 28, 2006. Although no assurances can be made as to the resolution of these proceedings, the Company believes that both lawsuits are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on November 30, 2006. The Company submitted the following matters to a vote of security holders:

1.	To elect a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified;
2.
To approve an amendment to the Amended and Restated 2002 Long Term Incentive and Stock Award Plan to increase the number of shares issuable under the Plan by 2,000,000 shares, to 5,380,000 shares in the aggregate; and

3.	To ratify the appointment of Ernst & Young LLP as our registered independent accountants for the fiscal year ending June 30, 2007.

The stockholders elected the persons named below, the Company’s nominees for directors, as directors for the Company, casting votes as shown below:

ELECTION OF DIRECTORS	FOR	WITHHELD
Irwin D. Simon	32,059,620	4,145,337
Barry J. Alperin	33,156,041	3,048,916
Beth L. Bronner	31,217,600	4,987,357
Jack Futterman	33,155,160	3,049,797
Daniel R. Glickman	33,135,829	3,069,128
Marina Hahn	32,037,748	4,167,209
Andrew R. Heyer	31,203,335	5,001,622
Roger Meltzer	31,515,070	4,689,887
Mitchell A. Ring	33,133,133	3,071,824
Lewis D. Schiliro	33,157,858	3,047,099
Larry S. Zilavy	33,136,512	3,068,445

The stockholders approved the amendment to the Amended and Restated 2002 Long Term Incentive and Stock Award Plan, casting 18,611,258 votes in favor, 10,773,102 votes against, 112,182 abstaining and 6,708,415 not voted.

The stockholders ratified the appointment of Ernst & Young LLP, casting 35,226,515 votes in favor, 948,013 votes against, and 30,429 abstaining.

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

THE HAIN CELESTIAL GROUP, INC.

Date: February 9, 2007	/s/ Irwin D Simon
Irwin D. Simon,
Chairman, President and Chief
Executive Officer

Date: February 9, 2007	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and
Chief Financial Officer