Form 10-Q
period 2007-03-31
HAIN CELESTIAL GROUP INC
filed 2007-05-10
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No. 0-22818

THE HAIN CELESTIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3240619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58 South Service Road Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 730-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 3, 2007 there were 39,682,533 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

IND EX

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STA TEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

	March 31, 2007	June 30, 2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$54,945	$48,875
Accounts receivable, less allowance for doubtful accounts of $2,239 and $2,104	112,181	80,764
Inventories	124,179	105,883
Income taxes recoverable	3,148	—
Deferred income taxes	4,487	2,986
Other current assets	19,088	21,968

Total current assets	318,028	260,476

Property, plant and equipment, net	117,329	119,830
Goodwill	520,394	421,002
Trademarks and other intangible assets, net	79,788	61,626
Other assets	15,748	14,750

Total assets	$1,051,287	$877,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$112,601	$81,894
Income taxes payable	13,435	3,083
Current portion of long-term debt	572	1,065

Total current liabilities	126,608	86,042

Long-term debt, less current portion	223,877	151,229
Deferred income taxes	20,847	19,086

Total liabilities	371,332	256,357

Minority interest	5,531	4,926

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 40,536,089 and 39,583,671 shares	405	396
Additional paid-in capital	467,349	446,319
Retained earnings	201,252	165,034
Foreign currency translation adjustment	18,163	17,397

	687,169	629,146
Less: 861,256 shares of treasury stock, at cost	(12,745)	(12,745)

Total stockholders’ equity	674,424	616,401

Total liabilities and stockholders’ equity	$1,051,287	$877,684

Note: The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales	$237,905	$196,443	$679,021	$543,767
Cost of sales	167,289	138,760	478,673	382,069

Gross profit	70,616	57,683	200,348	161,698

Selling, general and administrative expenses	47,066	41,566	133,711	112,423

Operating income	23,550	16,117	66,637	49,275

Interest and other expenses, net	3,292	1,582	6,866	3,759

Income before income taxes	20,258	14,535	59,771	45,516
Provision for income taxes	7,842	5,472	23,553	17,224

Net income	$12,416	$9,063	$36,218	$28,292

Net income per share:
Basic	$0.31	$0.24	$0.93	$0.76

Diluted	$0.30	$0.23	$0.89	$0.73

Weighted average common shares outstanding:
Basic	39,528	38,212	39,149	37,337

Diluted	41,500	39,547	40,909	38,514

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Foreign Currency Translation Adjustment	Total	Comprehensive Income
	Shares	Amount at $.01			Shares	Amount
Balance at June 30, 2006	39,583,671	$396	$446,319	$165,034	861,256	$(12,745)	$17,397	$616,401

Exercise of stock options	952,418	9	15,939					15,948

Non-cash compensation charge			1,191					1,191

Tax benefit from stock options			3,900					3,900

Comprehensive income:
Net income				36,218				36,218	$36,218

Translation adjustments							766	766	766

Total comprehensive income									$36,984

Balance at March 31, 2007	40,536,089	$405	$467,349	$201,252	861,256	$(12,745)	$18,163	$674,424

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$36,218	$28,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,927	9,130
Deferred income tax benefit	(857)	—
Non-cash compensation	1,191	3,175
Gain on sale of Biomarché	(2,527)	—
Tax benefits from share-based compensation	3,900	—
Excess tax benefits from share-based compensation	(810)	—
Other non-cash items, net	803	307
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(26,797)	(13,828)
Inventories	(6,422)	(9,931)
Other current assets	3,232	(1,994)
Other assets	280	572
Accounts payable and accrued expenses	20,852	(5,971)
Income taxes, net	11,515	11,636

Net cash provided by operating activities	51,505	21,388

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(9,396)	(8,200)
Proceeds from disposals of property and equipment	2,702	—
Acquisitions of businesses, net of cash acquired	(135,018)	(56,574)
Proceeds from sale of Biomarché	8,160	—
Loan to affiliate	(1,911)	—

Net cash used in investing activities	(135,463)	(64,774)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Borrowings under bank revolving credit facility, net	73,000	42,000
Proceeds from exercises of stock options, net of related expenses	15,948	11,238
Excess tax benefits from share-based compensation	810	—
Repayments of other long-term debt, net	(760)	(2,011)
Costs in connection with bank financing	—	(44)

Net cash provided by financing activities	88,998	51,183

Effect of exchange rate changes on cash	1,030	722

Net increase in cash and cash equivalents	6,070	8,519
Cash and cash equivalents at beginning of period	48,875	24,139

Cash and cash equivalents at end of period	$54,945	$32,658

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae®, WestSoy®, Rice Dream®, Soy Dream®, Imagine™, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Realeat® and Granose®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural personal care product line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics™, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Avalon Organics® and Alba ® personal care brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand.

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

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. Please refer to the footnotes to our consolidated financial statements as of June 30, 2006 and for the year then ended included in our Annual Report on Form 10-K, for information not included in these condensed footnotes.

Results previously reported for the three months and nine months ended March 31, 2006 have been adjusted to reflect charges in connection with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that contractual commitments to issue stock options be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with its Chief Executive Officer (“CEO”) contains such a commitment; however the options which were to be awarded in July 2005 and July 2006 have not been granted, principally due to an insufficient number of shares available under the Company’s Long Term Incentive and Stock Award Plans. Under SFAS No. 123(R), regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined in SFAS No. 123(R) as the “requisite service period.” The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006. These options remain un-granted at May 9, 2007. Results for the three months ended March 31, 2006 have been reduced from those previously reported by $1.1 million ($0.7 million net of tax) or $0.02 per diluted share. Results for the nine months ended March 31, 2006 have been reduced from those previously reported by $2.4 million ($1.5 million net of tax) or $0.04 per diluted share. The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R) and, therefore, no expense has been recorded for the July 2005 options. The Company will incur a charge to earnings at such time as those options are granted or otherwise resolved. Until such time as the July 2006 options are granted, the Company will be required to revalue (mark-to-market based on Black-Scholes value) the un-granted options at the end of each quarter, with the change in value charged or credited to compensation expense, included in selling, general and administrative expenses.

3.	EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Net income	$12,416	$9,063	$36,218	$28,292

Denominator for basic earnings per share - weighted average shares outstanding during the period	39,528	38,212	39,149	37,337

Effect of dilutive stock options	1,972	1,335	1,760	1,177

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,500	39,547	40,909	38,514

Basic net income per share	$0.31	$0.24	$0.93	$0.76

Diluted net income per share	$0.30	$0.23	$0.89	$0.73

Options totaling 204 for the three months and 606 for the nine months ended March 31, 2007 and 1,501 for the three months and 2,370 for the nine months ended March 31, 2006 were excluded from our earnings per share calculations as their effects would have been anti-dilutive.

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2007	June 30, 2006
Finished goods	$70,983	$64,771
Raw materials, work-in-progress and packaging	53,196	41,112

	$124,179	$105,883

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2007	June 30, 2006
Land	$9,457	$10,958
Buildings and improvements	35,932	38,483
Machinery and equipment	120,810	113,958
Furniture and fixtures	6,213	6,107
Leasehold improvements	2,843	3,120
Construction in progress	1,291	2,257

	176,546	174,883
Less: Accumulated depreciation and amortization	59,217	55,053

	$117,329	$119,830

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Changes in the carrying amount of goodwill for the nine months ended March 31, 2007 were as follows:

Balance as of July 1, 2006	$421,002
Additions	121,687
Sale of Biomarché	(3,350)
Reallocation to intangible assets	(17,874)
Translation and other adjustments	(1,071)

Balance as of March 31, 2007	$520,394

During the quarter ended December 31, 2006, based on the results of an independent appraisal, we reallocated approximately $17.0 million preliminarily allocated to goodwill related to the acquisition of Spectrum Organic Products, Inc. to other intangibles, predominantly non-amortized trademarks. Included in translation and other adjustments during the nine months ended March 31, 2007 are the impacts of changes in foreign currency exchange rates on goodwill and adjustments to our estimates of fair value of net assets acquired. We are continuing to evaluate the initial purchase price allocations of certain other acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

At March 31, 2007, included in trademarks and other intangible assets on the balance sheet is approximately $4.6 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2007		June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$4,646	$2,288	$4,025	$2,763
Non-amortized intangible assets:
Trademarks	84,097	6,667	67,017	6,653

Amortization of amortized intangible assets amounted to $0.3 million in the nine months ended March 31, 2007, and these intangibles are expected to be completely amortized over the next five years.

7.	ACQUISITIONS AND DISPOSAL

On January 11, 2007, we acquired Avalon Natural Products, Inc. (“Avalon”), a leader in the natural products category in the areas of skin care, hair care, bath and body and sun care, for approximately $127 million in cash, including transaction costs. We believe that the addition of the Avalon Organics®, Alba Botanica® and Alba Organics™ brands provides us with a stronger, broader personal care portfolio that helps solidify our leadership position in the natural and organic personal care category. The acquisition was funded with available cash balances and borrowings under our Credit Facility (see Note 8). The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets. Based on our preliminary purchase price allocation, we recorded goodwill, which is not deductible for tax purposes, of $118.5 million in connection with this acquisition. Management is currently developing integration plans which may result in additional costs, which will be accrued as a liability in conjunction with recording the purchase of Avalon and which will result in an increase to goodwill. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired:

Current assets	$13,849
Property, plant and equipment	471
Goodwill	118,517
Other assets	391
Current liabilities	(4,215)
Noncurrent liabilities	(1,686)

Total preliminary purchase price allocation	$127,327

The operating results of Avalon have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

On December 8, 2006, we acquired the business and certain assets of Haldane Foods Limited, a United Kingdom-based producer of meat-free food and non-dairy beverage products. Haldane’s product lines include Realeat® frozen foods; Granose®, Direct Foods and Realeat® dry mixes; and Granose® and White Wave® non-dairy beverages. The Haldane frozen meat-free business is a complementary fit with the Linda McCartney® brand, acquired last fiscal year. The total consideration paid was approximately $11.0 million in cash, including transaction costs. As a result of the initial purchase price allocation, we recorded goodwill of $1.5 million in connection with this acquisition. Management is currently developing integration plans which may result in additional costs, including costs to terminate employees and costs to consolidate facilities, which will be accrued as a liability in conjunction with recording the purchase of the Haldane business and which will result in an increase to goodwill. The operating results of the Haldane business are reflected in the accompanying condensed consolidated financial statements from the date of acquisition.

The purchase price allocations for these acquisitions are preliminary and may be revised as additional information becomes available. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

In fiscal 2006, our acquisitions included Spectrum Organic Products, Inc., a California-based leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and essential fatty acid nutritional supplements under the Spectrum Essentials® brand; the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products; and the fresh prepared foods business based in Luton, England, and the Linda McCartney® brand (under license) of frozen meat-free products, including its manufacturing facility in Fakenham, England, both acquired from the H. J. Heinz Company. As of March 31, 2007, the purchase accounting for all of these acquisitions, except for Spectrum, are still subject to final adjustment for valuations and certain pre-acquisition contingencies.

The following table presents unaudited pro forma information about sales and net income had the operations of the above described acquisitions been combined with our business as of the first day of the periods shown. This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, changes in marketing and advertising programs and integration of systems and personnel. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below. Further, the pro forma sales and net income information for the prior periods has not been adjusted to reflect, among other things, brands which have been disposed of or licensed to others, reductions in sales due to losses of customers upon acquisition of businesses by us due to changes in pricing policies and practices, discontinuation by us of co-pack arrangements for certain products after acquisition by us, or items no longer sold by us as the result of the 2005 SKU Rationalization Program (sales of rationalized SKUs continued throughout fiscal 2006). As a result, sales as presented for the prior periods appear higher than what would have been presented had these adjustments been reflected.

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net sales	$238,957	$235,695	$712,954	$691,638

Net income	$11,945	$8,869	$34,634	$29,067

Earnings per share:
Basic	$0.30	$0.23	$0.88	$0.78

Diluted	$0.29	$0.22	$0.85	$0.75

Weighted average shares:
Basic	39,528	38,285	39,149	37,433

Diluted	41,500	39,620	40,909	38,610

In management’s opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the above acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On August 31, 2006, we completed the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, to Pro Natura, a French company specializing in the distribution of organic produce. Biomarché generated approximately $18.0 million in sales for the fiscal year ended June 30, 2006. Total consideration received was €6.5 million (approximately $8.3 million), plus a contingent additional payment of up to approximately €0.7 million based on sales. Our Belgium-based executives continue to maintain contact with and provide support to the buyer to assist in the maintenance of the sales levels of Biomarché. We recognized a pretax gain of $2.5 million, net of a $3.3 million charge for allocated goodwill ($1.1 million after tax) in connection with the sale, which is included in “Interest and other expenses, net” for the nine months ended March 31, 2007 in the accompanying condensed consolidated statement of income. The results of operations and cash flows for Biomarché for the two months ended August 31, 2006, which were not material, are included in the condensed consolidated statements of income and of cash flows, respectively.

8.	SENIOR NOTES AND CREDIT FACILITY

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. Also on May 2, 2006, we entered into an Amended and Restated Credit Agreement, providing us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Revolving credit loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2007, $150.0 million of senior notes were outstanding at an interest rate of 5.98%, and $73.0 million was outstanding under the Credit Facility at interest rates from 6.07% to 6.12%. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

9.	STRATEGIC ALLIANCE WITH YHS

On September 6, 2005, the Company and Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, exchanged $2 million in equity investments in each other resulting in the issuance of 100,482 shares of the Company’s common stock to YHS and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. The Company’s investment in YHS shares is carried at cost and is included in other assets in the accompanying condensed consolidated balance sheet. The market value of the YHS shares on the Singapore Exchange at March 31, 2007 approximated their carrying value.

On April 23, 2007, the Company and YHS announced that they had agreed to exchange an additional $6 million in equity investments in each other, which will result in the issuance of 196,464 shares of the Company’s common stock to YHS and the issuance of 4,044,800 ordinary shares of YHS to the Company. Additionally, YHS has granted to the Company an option to acquire up to 5% of its issued and outstanding shares, and the Company has granted to YHS an option to acquire a number of shares equal in value to the investment made by the Company. Each of the companies has a right of first refusal on the sale of its shares. The transactions are subject to customary closing conditions including listing approval for the additional YHS shares.

These investments represent the continuation of an alliance between the Company and YHS to explore the expansion of distribution channels and geographical markets and to pursue joint interests in marketing and distribution of food and beverages and product development.

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales:
United States	$179,955	$164,049	$514,265	$450,010
Canada	14,144	12,739	42,752	37,027
Europe	43,806	19,655	122,004	56,730

	$237,905	$196,443	$679,021	$543,767

Earnings before income taxes:
United States	$15,748	$10,999	$45,252	$37,836
Canada	1,629	1,115	5,785	3,198
Europe	2,881	2,421	8,734	4,482

	$20,258	$14,535	$59,771	$45,516

	March 31, 2007	June 30, 2006
Long-lived assets:
United States	$622,531	$508,001
Canada	52,790	56,349
Europe	57,938	52,858

	$733,259	$617,208

Net sales are attributed to countries based on location of selling subsidiary.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for us for the fiscal year ending June 30, 2008. We are currently evaluating the impact FIN No. 48 may have on our consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance beginning the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We are currently evaluating SAB No. 108 and have not yet determined the impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. We are currently evaluating the impact SFAS 159 may have on our consolidated financial statements.

ITEM 2.	MANAGE MENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae®, Westsoy®, Rice Dream®, Soy Dream®, Imagine™, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Realeat® and Granose®. The Company’s principal specialty product lines include Hollywood® cooking oils, Estee® sugar-free products, Boston Better Snacks®, and Alba Foods®. Our natural personal care product line is marketed under the JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Orjene®, Shaman Earthly Organics™, Heather’s®, Avalon Organics® and Alba® personal care brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand. Our website is www.hain-celestial.com.

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

Results of Operations

Three months ended March 31, 2007 as compared to March 31, 2006

Net sales for the three months ended March 31, 2007 were $237.9 million, an increase of $41.5 million, or 21.1%, over net sales of $196.4 million in the March 31, 2006 quarter. Domestically, sales of grocery and snacks increased with the strong performance of our Earth’s Best, Spectrum and Garden of Eatin’ brands and from successful new product introductions. Net sales of our Celestial Seasonings tea brand were down principally as a result of continued warmer than normal temperatures in North America and lower consumption of green tea. Sales of our personal care brands increased as a result of strong growth from our JASON brand, sales of the brands we acquired from Para Laboratories and the inclusion of sales of our newly acquired Avalon and Alba brands. Sales for our brands in Canada increased principally as a result of increased sales of our frozen products and grocery and snacks. Sales in Europe increased primarily as a result of the inclusion of our United Kingdom operations, all acquired after the third quarter of last fiscal year. Net sales in the third quarters of both fiscal 2007 and 2006 were impacted by acquisitions and dispositions. On a combined basis, acquisitions net of brands disposed of or licensed to others after the third quarter of fiscal 2006 resulted in a net increase of $33.8 million.

Gross profit for the three months ended March 31, 2007 was $70.6 million, an increase of $12.9 million from last year’s third quarter. Gross profit for the three months ended March 31, 2007 was 29.7% of net sales as compared to 29.4% of net sales for the March 31, 2006 quarter. The increase in gross profit percentage was principally the result of favorable sales mix and improved margins in personal care products, partially offset by lower contribution from our Celestial Seasonings tea brand and the impact of the inclusion of our United Kingdom operations, acquired in the fourth quarter of fiscal 2006. In the United Kingdom, we continue to co-pack for the previous owner at one of the facilities under an agreement allowing for a minimal margin and, as a result, during the term of the co-pack arrangement our gross margin generated in the United Kingdom will be depressed even though the arrangement helps absorb what otherwise would be unabsorbed overhead. The effect on our gross profit percentage this quarter was a 130 basis point reduction related to the inclusion of the lower margin business in the United Kingdom.

Selling, general and administrative expenses increased by $5.5 million, or 13.2%, to $47.1 million for the three months ended March 31, 2007 as compared to $41.6 million in the March 31, 2006 quarter. Selling, general and administrative expenses have increased primarily as a result of costs associated with the businesses we acquired in 2006. We have been successful in leveraging our existing infrastructure with the acquisitions we have made and have executed a disciplined strategy in building effective marketing programs, resulting in our selling, general and administrative expenses declining as a percentage of net sales to 19.8% in the third quarter of fiscal 2007 as compared to 21.2% in the third quarter of last year. The reduction in spending as a percentage of sales was also partially attributable to the inclusion of $1.1 million of compensation expense in 2006 for ungranted options under SFAS No. 123(R).

Operating income was $23.5 million in the three months ended March 31, 2007 compared to $16.1 million in the March 31, 2006 quarter. The increase in operating income is a result of our increased sales and gross profit. Operating income as a percentage of net sales was 9.9% in the March 31, 2007 quarter compared with 8.2% in the March 31, 2006 quarter. The increase in operating income as a percentage of net sales resulted from the improvements in our gross profit and selling, general and administrative expense ratios to net sales.

Interest and other expenses net, were $3.3 million for the three months ended March 31, 2007 compared to $1.6 million for the three months ended March 31, 2006. Interest expense totaled $3.3 million in this year’s third quarter, which was primarily related to the $150 million of 5.98% senior notes we issued in the fourth quarter of last fiscal year and $73 million of new borrowings under our revolving credit facility in the third quarter of fiscal 2007 used in connection with the acquisition of Avalon. This was partially offset by $0.6 million of interest income earned on invested cash balances. Interest expense in last year’s third quarter was approximately $1.7 million, which was partially offset by $0.2 million of interest income.

Income before income taxes for the three months ended March 31, 2007 amounted to $20.3 million compared to $14.5 million in the comparable period of the prior year. This increase was primarily attributable to the increase in operating income.

Income tax expense for the three months ended March 31, 2007 was $7.8 million, or an effective income tax rate of 38.7% of pre-tax income, and is based on our estimated annual effective tax rate for fiscal 2007. Income tax expense was $5.5 million for the three months ended March 31, 2006, or 37.7% of pre-tax income.

Net income for the three months ended March 31, 2007 was $12.4 million compared to $9.1 million in the March 31, 2006 quarter. The increase of $3.4 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit.

Nine months ended March 31, 2007 as compared to March 31, 2006

Net sales for the nine months ended March 31, 2007 were $679.0 million, an increase of $135.3 million, or 24.9%, over net sales of $543.8 million in the March 31, 2006 nine-month period. Sales of grocery and snacks increased with the strong performance of our Earth’s Best, Garden of Eatin’, Arrowhead Mills, Health Valley and Spectrum brands and from successful new product introductions. Net sales of our Celestial Seasonings tea brand were down principally as a result of continued warmer than normal temperatures in North America and lower consumption of green tea. Sales of our personal care brands increased as a result of strong growth from our JASON brand, sales of the brands we acquired from Para Laboratories and the inclusion of sales of our newly acquired Avalon and Alba brands. Sales for our brands in Canada were up principally as a result of increased sales of our refrigerated and frozen products. Sales in Europe increased primarily as a result of the inclusion of our United Kingdom operations, acquired after the third quarter of fiscal 2006. On a combined basis, acquisitions net of brands disposed of or licensed to others after the third quarter of fiscal 2006 resulted in a net increase of $66.7 million.

Gross profit for the nine months ended March 31, 2007 was $200.3 million, an increase of $38.7 million from last year’s nine-month period. Gross profit for the nine months ended March 31, 2007 was 29.5% of net sales as compared to 29.7% of net sales for the March 31, 2006 period. The decrease in gross profit percentage was principally the result of approximately $1.7 million of start-up costs associated with a new production line at our West Chester frozen foods facility (a reduction of 40 basis points), lower contribution from our Celestial Seasonings tea brand and the inclusion of our United Kingdom operations which were acquired after the third quarter of fiscal 2006. The decreases were partially offset by improved margins in our personal care products, including those of our recently acquired Avalon and Alba brands. In the United Kingdom, we continue to co-pack for the previous owner at one of the facilities under an agreement allowing for a minimal margin and, as a result, during the term of the co-pack arrangement our gross margin generated in the United Kingdom will be depressed even though the arrangement helps absorb what otherwise may be unabsorbed overhead. The effect on our gross profit percentage for the nine months ended March 31, 2007 was a 112 basis point reduction from the lower margins in the United Kingdom.

Selling, general and administrative expenses increased by $21.3 million, or 18.9%, to $133.7 million for the nine months ended March 31, 2007 as compared to $112.4 million in the March 31, 2006 nine-month period. Selling, general and administrative expenses have increased primarily as a result of costs associated with the businesses we acquired in fiscal 2006. We have been successful in leveraging our existing infrastructure as selling, general and administrative expenses as a percentage of net sales declined to 19.7% in the first nine months of fiscal 2007 as compared to 20.7% in the first nine months of last year.

Operating income was $66.6 million in the nine months ended March 31, 2007 compared to $49.3 million in the March 31, 2006 comparable period. Operating income as a percentage of net sales was 9.8% in the March 31, 2007 period compared with 9.1% in the nine months ended March 31, 2006. The increase in operating income is a result of our increased net sales and gross profit. The improvement in operating income as a percentage of net sales resulted from our ability to leverage our selling, general and administrative expenses over the increased sales base.

Interest and other expenses, net were $6.9 million for the nine months ended March 31, 2007 compared to $3.8 million for the nine months ended March 31, 2006. Interest expense totaled $8.0 million in this year’s first nine months, which was primarily related to the $150 million of 5.98% senior notes we issued in the fourth quarter of last fiscal year and $73 million of borrowings early in the third quarter of fiscal 2007 under our revolving credit facility used to partially fund the acquisition of Avalon Natural Products, Inc. The interest expense was partially offset by $2.0 million of interest income earned. Interest expense in last year’s first nine months was approximately $4.3 million and was partially offset by interest income earned of $0.5 million. We also recorded a $2.2 million charge in the first quarter of fiscal 2007 for a value added tax assessment resulting from an unfavorable decision by the German government in connection with our sales of non-dairy beverages in Germany. At the end of August 2006 we sold Biomarché, our Belgium-based provider of fresh organic fruits and vegetables and recognized a gain on the disposal of approximately $2.5 million, net of a $3.3 million write-off of allocated goodwill.

Income before income taxes for the nine months ended March 31, 2007 amounted to $59.8 million compared to $45.5 million in the comparable period of the prior year. This increase was primarily attributable to the increase in operating income.

Our income tax expense was $23.6 million for the nine months ended March 31, 2007, an effective income tax rate of 39.4%, compared to $17.2 million for the nine months ended March 31, 2006, an effective income tax rate of 37.8%. The effective tax rate for the first nine months of fiscal 2007 was higher than the comparable period in the prior year as a result of the unfavorable impact of the nondeductible goodwill expensed in connection with the sale of Biomarché.

Net income for the nine months ended March 31, 2007 was $36.2 million compared to $28.3 million for the nine months ended March 31, 2006. The increase of $7.9 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance increased $6.1 million to $54.9 million during the nine months ended March 31, 2007. Net cash provided by operating activities was $51.5 million for the first nine months of fiscal 2007, compared to net cash provided by operating activities of $21.4 million in the nine months ended March 31, 2006. The increase in cash provided by operations in 2007 resulted from improved working capital management. Our working capital increased to $191.4 million at March 31, 2007 compared with $174.4 million at June 30, 2006. Accounts receivable increased as a result of our higher sales volume, but our days’ sales in receivables remained at 41 days as in the year-ago period. Improvements in our days’ sales in inventory and accounts payable from March 31, 2006 resulted in the improved cash flows provided by operating activities in fiscal 2007.

We used $135.5 million of cash in investing activities in the nine months ended March 31, 2007. We used $135.0 million of cash in connection with the acquisitions of Avalon Natural Products, Inc. (“Avalon”) in January 2007 and the assets of Haldane Foods in the United Kingdom in December 2006, $9.4 million for capital expenditures and $1.9 million for a loan to an affiliated joint venture. This was partially offset by $8.2 million of proceeds from the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, and $2.7 million of proceeds from the disposals of fixed assets. In the nine months ended March 31, 2006, we used $64.8 million of cash in investing activities, including $56.6 million for the acquisitions of Spectrum Organic Products, Inc., the business and assets of Para Laboratories, Inc. and the business that became Hain Pure Protein and $8.2 million for the purchase of property, plant and equipment.

Net cash of $89.0 million was provided by financing activities for the nine months ended March 31, 2007 compared to $51.2 million provided for the nine months ended March 31, 2006. The increase was due principally to $73.0 million of new borrowings under our revolving credit facility in the third quarter of fiscal 2007 in connection with the acquisition of Avalon, compared to $42.0 million borrowed in the prior year, and increased proceeds from exercises of stock options in the first nine months of fiscal 2007 to $15.9 million from $11.2 million in fiscal 2006.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2007, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, which is payable semi-annually on November 2 and May 2. Also on May 2, 2006, we entered into an Amended and Restated Credit Agreement, providing us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Revolving credit loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2007, $150.0 million was outstanding under the senior notes at an interest rate of 5.98%. During January 2007 we borrowed $75 million under the Credit Facility to fund a portion of the acquisition of Avalon Natural Products, Inc. (see Note 7 to the Condensed Consolidated Financial Statements), of which $73.0 million was outstanding at March 31, 2007, at interest rates from 6.07% to 6.12%. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

This access to capital provides us with the flexibility to address our working capital needs in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

We believe that our cash on hand of $54.9 million at March 31, 2007, projected remaining fiscal 2007 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $15 million for the current fiscal year and scheduled debt and lease payments of approximately $7 million over the next twelve months.

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

Seasonality

Our tea brand primarily manufactures and markets hot tea products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines are stronger in the warmer months. The winter of 2006-2007 was an unusually warm winter season and, therefore, sales of cooler weather products, which typically increase in our second and third fiscal quarters, were negatively impacted.

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

Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; competition; availability of key personnel; changes in, or the failure to comply with, government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the report on Form 10-K for the fiscal year ended June 30, 2006. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

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

On January 11, 2007, we acquired Avalon Natural Products, Inc. (“Avalon”). We have excluded changes resulting from the acquisition of Avalon from our evaluation of changes in internal control over financial reporting as of March 31, 2007. Avalon accounted for 12.7% of our total assets as of March 31, 2007.

PART II - OTHER INFORMATION

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

THE HAIN CELESTIAL GROUP, INC.

Date: May 9, 2007	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date: May 9, 2007	/s/ Ira J. Lamel
Ira J. Lamel, Executive Vice President and Chief Financial Officer