Form 10-K
period 2007-06-30
HAIN CELESTIAL GROUP INC
filed 2008-01-31
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For The Fiscal Year Ended June 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the transition period from              to             .

Commission File No. 0-22818

THE HAIN CELESTIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3240619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58 South Service Road Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 730-2200

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which registered)
Common Stock, par value $.01 per share	The NASDAQ Stock Market®

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq National Market System on December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,218,555,438.

As of January 23, 2008, there were 40,089,863 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference: None

Explanatory Note

This Annual Report on Form 10-K for our fiscal year ended June 30, 2007 (the “2007 Form 10-K”), includes restatements of our consolidated balance sheet as of June 30, 2006 and our consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended June 30, 2006 and 2005.

This restatement is a result of an independent investigation of our historical stock option granting processes and related accounting conducted by a group of four of our independent directors (“Independent Directors”), with the assistance of independent counsel. The investigation included a review of options granted by the Company from its initial public offering in November 1993 through May 6, 2005, the last date on which stock options were granted. The investigation did not include options granted by companies acquired by us prior to the acquisitions. Based on the findings of the investigation, corrections to our consolidated financial statements were required to reflect additional charges for stock-based compensation expenses and related income tax effects. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to the consolidated financial statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This 2007 Form 10-K also reflects the restatement of “Selected Financial Data” in Item 6 for the fiscal years ended June 30, 2006, 2005, 2004 and 2003.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K.

PART I

THE HAIN CELESTIAL GROUP, INC.

Item 1.	Business.

Unless otherwise indicated, references in this Annual Report to 2007, 2006, 2005 or “fiscal” 2007, 2006, 2005 or other years refer to our fiscal year ended June 30 of that year and references to 2008 or “fiscal” 2008 refer to our fiscal year ending June 30, 2008.

General

The Hain Celestial Group, Inc. and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural and organic personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs™, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Realeat®, Granose®, TofuTown® and WhiteWave® (under license, with a term of 12 months expiring in June 2008). The Company’s principal specialty product lines include Estee® sugar-free products and Alba®. Our natural personal care products line is marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy® and TenderCare® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand. We operate in one segment, the sale of natural and organic products, including food, beverage and personal care products. See Notes 1 and 18 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional information about segments, as well as information about our geographic operations.

Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug stores, food service channels and club stores. During 2007, 2006 and 2005, approximately 46%, 47% and 47%, respectively, of our revenues were derived from products manufactured within our own facilities. The remaining 54%, 53% and 53%, for 2007, 2006 and 2005, respectively, of our revenues were derived from products which are produced by independent manufacturers (“co-packers”) using proprietary specifications.

The Hain Celestial Group, Inc. was incorporated in Delaware in 1993. Our worldwide headquarters office is located at 58 South Service Road, Melville, New York, 11747. Since our formation, we have completed a number of acquisitions of companies and brands. In the last three fiscal years, we have acquired the following companies and brands:

•

On June 8, 2007 we acquired the tofu and meat-alternative business of WhiteWave Foods Company. The product line includes baked and grilled tofu, seitan, tempeh and other traditional tofu items which are sold under the TofuTown® and WhiteWave® (under license) brand names.

•

On January 11, 2007 we acquired Avalon Natural Products, Inc., including the Avalon Organics® and Alba Botanica® brands, a leader in the natural personal care products category in the areas of skin care, hair care, bath and body and sun care.

•	On December 8, 2006 we acquired the business and certain assets of Haldane Foods Limited, a producer of meat-free food and non-dairy beverage products.

•

On June 12, 2006 we acquired the Linda McCartney® brand (under license) and the frozen meat-free business from the H.J. Heinz Company, L.P. (“Heinz”) including a manufacturing facility based in Fakenham, England.

•	On April 30, 2006 we acquired the fresh prepared food business based in Luton, England from Heinz.

•

On March 3, 2006 we acquired the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products for professional and personal use.

•

On December 16, 2005 we acquired Spectrum Organic Products, Inc., a leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and nutritional supplements under the Spectrum Essentials® brand.

•	On July 1, 2005 we acquired a 50.1% controlling interest in Hain Pure Protein Corporation, which specializes in natural and organic antibiotic-free poultry.

•	On April 4, 2005 we acquired Zia Cosmetics, Inc., including the Zia® Natural Skincare brand, a leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers.

In addition, in August 2007 we acquired the assets and business of Plainville Turkey Farm, Inc. through Hain Pure Protein Corporation. Plainville is a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products, under the Plainville Farms® brand, to the natural and grocery channels in the Northeast and Mid-Atlantic regions.

In December 2007 we acquired TenderCare International Inc. TenderCare is a marketer and distributor of chlorine-free and gel-free natural diapers and baby wipes under the TenderCare® and Tushies® brand names.

Our brand names are well recognized in the various market categories they serve. We have acquired numerous brands since our formation (in addition to those mentioned above), and we will seek future growth through internal expansion as well as the acquisition of complementary brands.

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

As of June 30, 2007, we employed a total of 2,131 full-time employees. Of these employees, 143 were in sales and 1,308 in production, with the remaining 680 employees filling management, accounting, marketing, operations and clerical positions.

Products

Grocery

We develop, manufacture, market and distribute a comprehensive line of branded natural and organic grocery products in numerous categories including non-dairy beverages (such as soy, rice and oat) popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, aseptic and instant soups, chilis, packaged grain, nut butters and nutritional oils, juices, frozen desserts, pastas and ethnic meals, as well as other food products. Our Hain®, Westbrae Natural®, WestSoy®, Imagine®, Rice Dream®, Soy Dream®, Walnut Acres Organic®, Ethnic Gourmet®, Bearitos®, Arrowhead Mills®, DeBoles®, Rosetto®, Ethnic Gourmet®, Health Valley®, Hollywood®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Breadshop’s®, Nile Spice®, Earth’s Best® and Lima® brands comprise this full line of natural or organic grocery products. We are a leader in many of the top natural food categories. Natural foods are defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are as near to their whole natural state as possible. Many of our products are also made with organic ingredients that are grown without dependence upon artificial pesticides, chemicals or fertilizers. Grocery products accounted for approximately 51% of total net sales in 2007, 51% in 2006, and 55% in 2005.

Snacks

We develop, manufacture, market and distribute a full line of branded snack products including a variety of potato and vegetable chips, organic tortilla style chips, pretzels and popcorn under the Terra®, Garden of Eatin’®, Little Bear Organic Foods®, Boston’s The Best You’ve Ever Tasted®, Bearitos® and Harry’s Premium Snacks® names. Terra® natural snack food products consist of varieties of potato chips, sweet potato chips and other vegetable chips. Garden of Eatin’® natural snack food products consist of organic tortilla chip products and other snacks. Boston’s The Best You’ve Ever Tasted Popcorn and Harry’s Premium Snacks® products consist of popcorn, potato chips, tortilla chips and other snack food items. Snacks accounted for approximately 11% of total net sales in 2007, 13% in 2006 and 14% in 2005.

Teas and Coffees

Our tea products are 100% natural and are made from high-quality, natural flavors and ingredients and are generally offered in 10, 20 and 40 count packages. We are the leading manufacturer and marketer of specialty tea in North America. Our teas are sold in mass-market retailers, grocery, natural foods and other retail stores. We develop flavorful, unique blends with attractive, colorful and thought-provoking packaging. Our products include herb teas such as Sleepytime®, Lemon Zinger®, Peppermint, Chamomile, Mandarin Orange Spice®, Cinnamon Apple Spice™, Red Zinger®, Raspberry Zinger®, Tension Tamer®, Country Peach Passion® and Wild Berry Zinger®, a line of green teas, a line of wellness teas, a line of organic teas, a line of specialty black teas, chais and our new line of Go Stix™ for kids. In early fiscal 2008, we introduced our new Saphara™ super premium teas, which are certified fair trade and organic, whole leaf teas in a pyramid tea bag. Our tea products include over 90 flavors made from 100% natural ingredients. The types of teas offered include herb, red (rooibos), honeybush, white, green, black and chai. Our teas are offered both with and without caffeine. We also offer Cool Brew iced teas and natural ciders. Tea beverages accounted for approximately 10% of total net sales in 2007, 14% 2006 and 16% in 2005.

In addition to our traditional tea products, in fiscal 2008 we expanded our offerings to include a new line of Celestial Seasonings Coffee, consisting of five certified fair trade and organic, whole bean blends.

Personal Care Products

We develop, manufacture, market and distribute a full line of personal care products including skin care, hair care, body care, oral care, and deodorants under the Avalon Organics®, Alba Botanica®, JASON®, Earth’s Best Organic® Baby Body Care, Zia®, Orjene®, Shaman Earthly Organics®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy® and TenderCare® brands. Our personal care products are sold in mass-market retailers, grocery, natural foods and other retail stores. We also manufacture and market a brand of natural cleaning products under the Heather’s® brand. Personal care products accounted for approximately 10% of total net sales in 2007, 6% in 2006, and 5% in 2005.

Other

Meat Alternative Products

We manufacture, market and distribute a full line of soy protein meat alternative products under the Yves Veggie Cuisine® brand name including such well-known products as The Good Dog®, The Good Lunch™ and The Good Slice®, among others. We produce a line of tofu products which are sold under the TofuTown® and WhiteWave® (under license) brand names. We also manufacture, market and distribute a full line of meat-free frozen products with the Linda McCartney® (under license), Realeat® and Granose® brands. Meat alternative products provide consumers with the health benefits of soy without the health concerns associated with traditional meat products. Our meat alternative products and other meat-free ingredients include veggie burgers, veggie wieners, veggie slices, veggie entrees, veggie ground round and veggie skewers. Our Yves Veggie Cuisine® meat alternative brand operates from our facility in Vancouver, British Columbia in Canada. Our TofuTown® and WhiteWave® brands are produced in our Boulder, Colorado facility. Our Linda McCartney®, Realeat® and Granose® brands operate from our facility in Fakenham, England.

Fresh

We process, market and distribute fresh prepared foods from our facility in Luton, England, and from our Grains Noirs facility in Brussels, Belgium. Products include fresh organic sandwiches, appetizers and full-plated meals for distribution to retailers, caterers, and food service providers, such as those in the transportation business.

We process natural and organic, antibiotic- and hormone-free chickens marketed and distributed to natural food stores, supermarkets and food service providers under the FreeBird™ brand. We have expanded our offerings to include antibiotic-free turkeys and turkey deli products with the August 2007 acquisition of the Plainville Farms® brand.

Medically-Directed and Weight Management Products

Our Estee® and Featherweight® brands market and distribute a line of sugar-free, fructose-sweetened and low-sodium products targeted towards diabetic and health conscious consumers and persons on medically-restricted diets.

We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units (“SKU’s”) when sales of those items do not warrant further production.

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing high-quality products. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet consumers’ changing needs. Our Research and Development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the Research and Development staff routinely reformulates and revises existing products. We incurred approximately $1.5 million in Company-sponsored research and development activities in 2007, $1.2 million in 2006 and $2.6 million in 2005. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers who develop numerous products on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.

Sales and Distribution

Our products are sold in all 50 states and in more than 50 countries. Our customer base consists principally of natural food distributors, mass-market retailers, supermarkets, drug store chains, club stores and grocery wholesalers. While the natural food channel continues to grow, growth in the grocery channels has accelerated as increased consumer awareness and demand has resulted in mainstream grocery retailers providing more natural and organic products.

In the United States, our products are sold through a combination of internal direct sales professionals, supported by third-party food brokers. Food brokers act as agents for us within designated territories, usually on a non-exclusive basis, and receive commissions. We utilize our internal retail direct sales force for sales into natural food stores, which has allowed us to reduce our reliance on food brokers.

A majority of the products marketed by us are sold through independent food distributors. Food distributors purchase products from us for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions on sales of our products by the distributors to the retailers are generally made in their sole discretion. We may influence product pricing with the use of promotional incentives. In fiscal 2007, 2006 and 2005, one of our distributors, United Natural Foods, Inc., accounted for approximately 20%, 21% and 22% of net sales, respectively.

Our subsidiaries in Canada and Europe sell to all major channels of distribution in the countries they serve. International sales represented approximately 24.9% of total net sales in 2007, 19.3% in 2006 and 21.1% in 2005.

Certain of our product lines have seasonal fluctuations (e.g., hot tea, baking, hot cereal and soup sales are stronger in colder months while sales of snack foods are stronger in the warmer months).

Marketing

We use a combination of trade and consumer promotions as well as media advertising to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs. In each of 2007, 2006 and 2005 we have increased our investment in consumer spending to enhance brand equity while closely monitoring our trade spending. These consumer spending categories include, but are not limited to, consumer advertising using television, radio and print, coupons, direct mailing programs and other forms of promotions. During fiscal 2006, we initiated sponsorship programs including Earth’s Best® with PBS Kids and Sesame Street, and Terra® as The Official Chip of Madison Square Garden. We continued these sponsorship programs in fiscal 2007. In addition, Celestial Seasonings® continued its partnership with The Heart Truth Campaign. There is no guarantee that these promotional investments in consumer spending will be successful.

Manufacturing Facilities

We currently manage and operate the following manufacturing facilities located throughout the United States: Celestial Seasonings®, in Boulder, Colorado, which produces specialty teas; Terra®, in Moonachie, New Jersey, which produces vegetable chips; Arrowhead Mills®, in Hereford, Texas, which produces cereals and baking goods; DeBoles®, in Shreveport, Louisiana, which produces organic and gluten-free pasta; a frozen foods facility in West Chester, Pennsylvania, which produces Ethnic Gourmet® frozen meals and Rosetto® frozen pasta; a tofu facility in Boulder, Colorado, which produces our TofuTown® and WhiteWave® fresh meat-free alternative products; JASON®, in Culver City, California, which produces personal care products; and Hain Pure Protein in Fredericksburg, Pennsylvania and Plainville, New York, which processes natural and organic antibiotic-free chickens and turkeys.

Outside the United States, we have the following manufacturing facilities: Yves Veggie Cuisine® in Vancouver, British Columbia, which produces soy-based meat alternative products; Hain Celestial Belgium, with its Grains Noirs® facility in Brussels, Belgium, which prepares fresh organic appetizers, salads, sandwiches and other full-plated dishes; Natumi in Eitorf, Germany, which produces soymilk and other non-dairy beverages; our Luton, England facility where we produce fresh prepared foods; our Fakenham, England facility where we produce meat-free frozen foods; and our Manchester, England facility, where we produce non-dairy beverages.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Fredericksburg, Pennsylvania; Plainville, New York; Vancouver, British Columbia and Fakenham, England. During 2007, 2006 and 2005, approximately 46%, 47% and 47%, respectively, of our revenue was derived from products manufactured at our owned manufacturing facilities.

Suppliers of Ingredients and Packaging

Our natural and organic ingredients and our packaging materials and supplies are obtained from various sources and suppliers located principally in the United States and locally in Canada and Europe for our operations in these areas. Certain of our packaging and a limited number of ingredients not available domestically or purchased to complement our domestic supply, which is not sufficient to meet our demand, is purchased from the Far East, including China.

All of our ingredients are purchased based upon requirements designed to meet rigid specifications for food safety and comply with applicable regulations. The Company works with reputable suppliers who assure the quality and safety of their ingredients. These assurances are supported by signed affidavits, certificates of analysis and analytical testing. Additionally, many of our food products receive independent third-party organic and kosher certification.

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

Our organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. We perform laboratory analyses on selected incoming ingredient shipments for the purpose of assuring that they meet both our own quality standards and those of the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA) and the U.S. Environmental Protection Agency (EPA).

Co-Packed Product Base

Currently, independent manufacturers, who are referred to in our industry as co-packers, manufacture many of our products, including our Health Valley®, Breadshop’s®, Casbah®, Bearitos®, Nile Spice®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Alba®, Estee®, Earth’s Best’s®, Garden of Eatin’®, Hain Pure Foods®, Hollywood®, Little Bear Organic Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy® , Shower Therapy®, Footherapy®, Zia® and some of our Terra®, Rosetto®,

Arrowhead Mills®, Yves Veggie Cuisine® and Ethnic Gourmet® product lines. During 2007, 2006 and 2005, approximately 54%, 53% and 53%, respectively, of our revenue was derived from products manufactured at independent co-packers.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food and beverage industry. Our trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills®, Bearitos®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Celestial Seasonings®, DeBoles®, Earth’s Best®, Estee®, Ethnic Gourmet®, Garden of Eatin’®, Hain Pure Foods®, Health Valley®, Imagine®, JASON®, Zia®, Orjene®, Shaman Earthly Organics® , Heather’s®, Little Bear Organic Foods®, Nile Spice®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Rice Dream®, Rosetto®, Soy Dream®, Terra®, Walnut Acres Organic®, Westbrae Natural®, WestSoy®, Lima®, Grains Noirs™, Natumi®, Granose®, Realeat®, FreeBird™, Yves Veggie Cuisine® , Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands.

Celestial Seasonings® has trademarks for most of its best-selling teas, including Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Red Zinger®, Wild Berry Zinger®, Tension Tamer®, Country Peach Passion® and Raspberry Zinger®.

We market the Linda McCartney® and WhiteWave® brands under license.

Competition

We operate in highly competitive geographic and product markets, and some of these markets are dominated by competitors with greater resources. For example, we compete for limited retailer shelf space for our products. Larger competitors include mainstream food companies such as Dean Foods Company, General Mills, Inc., Nestle S.A., Kraft Foods, Inc., Groupe Danone, Kellogg Company, Unilever PLC, Pepsico, Inc., The J. M. Smucker Company, Campbell Soup Company and Sara Lee Corporation. The principal competitors in natural personal care products include Kiss My Face, Colgate-Palmolive’s Tom’s of Maine, Nature’s Gate and The Clorox Company’s Burt’s Bees. These products also compete with natural and conventional personal care products from much larger competitors such as Johnson & Johnson and Estee Lauder Inc. Retailers also market competitive products under their own private labels.

The beverage market for tea is large and highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Celestial Seasonings currently competes in the specialty tea market segment which includes herb tea, green tea, wellness tea, black tea and organic teas. Celestial Seasonings specialty tea products, like other specialty tea products, are priced higher than most commodity black tea products.

The principal competitors of Celestial Seasonings on a national basis in the specialty teas market are Thomas J. Lipton Company (a division of Unilever PLC), Twinings (a division of Associated British Grocers) and R.C. Bigelow, Inc. Additional competitors include a number of regional specialty tea companies such as Golden Temple of Oregon, Inc., with its Yogi brand, Traditional Medicinals and The Stash Tea Company.

Government Regulation

Along with our manufacturers, brokers, distributors and co-packers, we are subject to extensive regulation in the United States by federal, state and local authorities. The federal agencies governing our business include the Federal Trade Commission (FTC), FDA, USDA and Occupational Safety and Health Administration (OSHA). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of, and ingredients used in, our products. Under various statutes, these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. Our activities are also regulated by state agencies as well as county and municipal authorities.

Internationally, we are subject to the laws of the foreign jurisdictions in which we manufacture and sell our products. In Europe, we must comply with the requirements of the European Commission, as well as the local requirements in each of the countries in which our products are sold.

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

Available Information

The following information can be found on our corporate website at http://www.hain-celestial.com:

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

Matters related to the investigation into our historical stock option granting practices and the restatement of our financial statements could result in additional litigation, regulatory proceedings and government enforcement actions.

As described in the Explanatory Note immediately preceding Part I, Item 1 of this report, in Note 3 “Restatement of Consolidated Financial Statements” to the consolidated financial statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as a result of an informal inquiry by the Securities and Exchange Commission (“SEC”) into our historical stock option granting practices and the related accounting and disclosures, four of our independent directors, with the assistance of independent counsel, conducted an investigation into the Company’s historical stock option granting practices. The findings of the investigation resulted in revisions to the measurement dates for certain options granted in prior years, requiring the restatement of our historical financial statements. This has exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. While we intend to continue to cooperate with the SEC, the Company does not know what further actions the SEC may take or what may be required of the Company in order to resolve this inquiry.

No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters may be time consuming and expensive, and may distract management from the conduct of our business. We have incurred substantial expenses for legal, accounting and other professional services related to the investigation, restatement and related activities to date. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

In addition, in September 2007, we received a Nasdaq staff determination letter stating that, as a result of the delayed filing of our annual report on Form 10-K for the year ended June 30, 2007, we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14) and were therefore subject to delisting from the Nasdaq Global Select Market. We received an additional Nasdaq staff determination letter with respect to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel, which was held on October 31, 2007, to appeal the staff determination and present a plan to cure the filing deficiencies and regain compliance. On November 21, 2007 we submitted additional information to assist the Nasdaq Listing Qualifications Panel in their assessment of our listing status. On December 19, 2007, the Nasdaq Listing Qualifications Panel granted our request for continued listing, provided that we supply NASDAQ with certain information regarding the findings of the options investigation on or about January 21, 2008 and file this Form 10-K and the quarterly report on Form 10-Q for the period ended September 30, 2007 by January 31, 2008. With the filing of this report and the filing of our quarterly report on Form 10-Q for the period ended September 30, 2007, the Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c) (14), subject to Nasdaq’s affirmative completion of its assessment and its notification to us accordingly. However, if Nasdaq disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting our common stock from the Nasdaq Global Select Market.

Our Markets Are Highly Competitive

We operate in highly competitive geographic and product markets, and some of our markets are dominated by competitors with greater resources. We cannot be certain that we could successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors, such as mainstream food companies including but not limited to Dean Foods Company, General Mills, Inc., Nestle S.A., Kraft Foods Inc., Groupe Danone, Kellogg Company, PepsiCo, Inc., The J.M. Smucker Company, Campbell Soup Company and Sara Lee Corporation and mainstream personal care products companies including but not limited to Johnson & Johnson and Estee Lauder Inc., also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with our products. Retailers also market competitive products under their own private labels.

One example of the competitiveness of the markets in which we participate is in the tea portion of the beverage market. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Our principal competitors on a national basis in the U.S. specialty tea market are Thomas J. Lipton Company, a division of Unilever PLC, and R.C. Bigelow, Inc. Unilever has substantially greater financial resources than we do. Additional competitors include a number of regional specialty tea companies. There may be potential entrants which are not currently in the specialty tea market who may have substantially greater resources than we do. Private label competition in the specialty tea category is currently minimal, but growing.

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

Our business is primarily focused on sales of natural and organic products in markets geared to consumers of natural foods, specialty teas, non-dairy beverages, cereals, breakfast bars, canned soups and vegetables, snacks, cooking oils and personal care products which, if consumer demand for such categories were to decrease, could harm our business. Consumer trends could change based on a number of possible factors, including:

•	nutritional values, such as a change in preference from fat free to reduced fat to no reduction in fat; and

•	a shift in preference from organic to non-organic and from natural products to non-natural products.

In addition, we have other product categories, such as meat alternative products, medically-directed food products and other specialty food items which are subject to evolving consumer preferences.

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

We Rely on Independent Brokers and Distributors for a Substantial Portion of Our Sales

We rely upon sales efforts made by or through non-affiliated food brokers to distributors and other customers, in addition to our own retail sales organization. The loss of, or business disruption at, one or more of these distributors or brokers may harm our business. If we were required to obtain additional or alternative distribution and food brokerage agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. One of our distributors, United Natural Foods, Inc., which redistributes products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 20%, 21% and 22% of our net sales for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. Our inability to enter into satisfactory brokerage agreements may inhibit our ability to implement our business plan or to establish markets necessary to develop products successfully. Food brokers act as selling agents representing specific brands on a non-exclusive basis under oral or written agreements generally terminable at any time on 30 days’ notice, and receive a percentage of net sales as compensation. Distributors purchase directly for their own account for resale. In addition, the success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network.

Loss of One or More of Our Manufacturing Facilities or Independent Co-Packers Could Harm Our Business

For the fiscal years ended June 30, 2007, 2006 and 2005, approximately 46%, 47% and 47%, respectively, of our revenue was derived from products manufactured at our manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of production.

During fiscal 2007, 2006 and 2005, approximately 54%, 53% and 53%, respectively, of our revenue was derived from products manufactured at independent co-packers. In some cases an individual co-packer may produce all of our requirements for a particular brand; however, no co-packer manufactured products representing as much as 10% of our revenue. The loss of one or more co-packers, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source could be secured, which may be on less favorable terms.

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

Our Future Results of Operations May be Adversely Affected by Escalating Fuel and Commodity Costs

Many aspects of our business have been, and continue to be, directly affected by the continuously rising cost of fuel and commodities. Increased fuel costs have translated into increased costs for the products and services we receive from our third party providers including, but not limited to, increased distribution costs for our products and increased packaging costs. Commodities are subject to price volatility which can be caused by commodity market fluctuations, crop yields, changes in currency exchange rates, imbalances between supply and demand and government programs among other factors. As the cost of doing business increases, we may not be able to pass these higher costs on to our customers and, therefore, any such increase may adversely affect our earnings.

We are Subject to Risks Associated with Our International Sales and Operations, Including Foreign Currency Risks

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2007, approximately 24.9% of our net sales were generated outside the United States, while such sales outside the U.S. were 19.3% of net sales in 2006 and 21.1% in 2005.

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

Our Products Must Comply with Government Regulation

The USDA adopted regulations with respect to a national organic labeling and certification program which became effective February 20, 2001, and fully implemented on October 21, 2002. In addition, similar regulations and requirements exist in the other countries in which we market our products. We currently manufacture over 1,100 organic products worldwide which are covered by these various regulations. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

In addition, on January 18, 2001, the FDA proposed new policy guidelines regarding the labeling of genetically engineered foods. The FDA is currently considering the comments it received before issuing final guidance. These guidelines, if adopted, could require us to modify the labeling of our products, which could affect the sales of our products and thus harm our business.

The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of “Trans Fatty Acids” in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule became effective on January 1, 2006. Additionally, an allergen labeling law was passed and signed on August 3, 2004. This law requires that eight major allergens to be clearly labeled by January 1, 2006. We have revised our labels in order to be in compliance with the final rules. Additionally, Canada adopted new food labeling regulations that required implementation by December 12, 2005. These regulations require a Nutritional Facts panel to be on the packages. Our Yves Veggie Cuisine® products are subject to these regulations, as are all of our other products sold into Canada. Any change in labeling requirements for our products may lead to an increase in packaging costs or interruptions or delays in packaging deliveries.

Similar labeling regulations exist throughout the rest of the world. We continually monitor and modify packaging to be in compliance with the rules of the various countries where we sell our products. Our ability to meet local packaging regulations may impact our ability to sell products in these regions.

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

Product Liability Suits, If Brought, Could Have a Material Adverse Effect on Our Business

If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. We cannot assure you that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products. As a marketer of food, beverage and personal care products, we are subject to the risk of claims for product liability. We maintain product liability insurance and generally require that our co-packers maintain product liability insurance naming us as an additional insured.

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

The Profitability of Our Operations is Dependent on Our Ability to Manage Our Inventory

Our profit margins depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carried out a SKU rationalization program in fiscal 2005, which resulted in the discontinuation of numerous lower-margin or low-turnover SKUs. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, hence impeding our effort to manage our inventory efficiently.

Our Officers and Directors May Be Able to Control Our Actions

Our officers and directors beneficially owned (assuming the exercise of all stock options held by them) approximately 9% of our common stock as of June 30, 2007. Accordingly, our officers and directors may be in a position to influence the election of our directors and otherwise influence stockholder action.

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

We have civil litigation pending that relates to our stock option granting practices, and we cannot predict the ultimate outcome of this litigation, or whether additional similar lawsuits will be filed

Two purported shareholder derivative actions were filed in September and October 2006 against the Company (solely as a nominal defendant) and certain current and former officers and directors in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The complaints seek unspecified damages, disgorgement of options, attorneys fees and expenses, and other unspecified equitable relief from the defendants. These actions are in their preliminary stages. We could be required to pay significant legal fees and damages in connection with this litigation. We could also become subject to additional lawsuits in the future relating to our past stock option practices.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our primary facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Headquarters Office	Melville, NY	35,000	2012
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing & Distribution (Grocery)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods)	West Chester, PA	105,000	Owned
Manufacturing (Vegetable chips)	Moonachie, NJ	75,000	Owned
Processing plant (Protein)	Fredericksburg, PA	58,000	Owned
Manufacturing & distribution (Grocery)	Shreveport, LA	37,000	Owned
Processing plant (Protein)	Plainville, NY	34,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2010
Manufacturing (Meat alternatives)	Boulder, CO	21,000	Owned
Distribution center (Grocery & snacks)	Ontario, CA	375,000	2012
Distribution center (Tea)	Boulder, CO	81,000	2011
Distribution center and offices (Personal care)	Petaluma, CA	56,000	2009
Distribution center (Personal care)	Inglewood, CA	40,000	2008
Distribution center (Meat alternatives)	Boulder, CO	29,000	2008
Distribution center (Personal care)	Culver City, CA	26,000	2010

Manufacturing and offices (Meat alternatives)	Vancouver, B.C., Canada	76,000	Owned
Manufacturing and offices (Soymilk & other non-dairy products)	Eitorf, Germany	46,000	2012
Manufacturing (Fresh prepared appetizers and sandwiches)	Brussels, Belgium	30,000	2010
Distribution center and offices (Natural & organic food products)	Maldegem, Belgium	58,000	Cancellable with 6 months notice
Operations & marketing offices	Maldegem, Belgium	26,000	Owned
Manufacturing & offices (Meat-free frozen products)	Fakenham, England	101,000	Owned
Manufacturing & offices (Fresh prepared food products)	Luton, England	97,000	2011

We own approximately 600,000 sq. ft. of barns in Plainville, NY used in our turkey production.

We also lease space for other smaller offices and facilities in the United States, Canada and Europe.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 16 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings.

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The Company is defending these lawsuits. Plaintiffs have filed a motion to consolidate the two actions. The motion is pending.

On June 15, 2007 the Company announced that it had been informed by the SEC that it was conducting an informal inquiry into its stock option practices. The Company is cooperating in the SEC’s investigation.

A complaint was filed by Change to Win against the Company on January 10, 2008 in the Court of Chancery of the State of Delaware seeking to compel the Company to conduct its 2007 Annual Meeting pursuant to 8 Del. C. §211, which entitles the Company’s stockholders to an annual meeting within thirteen months of the last annual meeting.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market (under the ticker symbol HAIN). The following table sets forth the reported high and low sales prices for our Common Stock for each fiscal quarter from July 1, 2005 through December 31, 2007.

	Common Stock
	FY 2008		FY 2007		FY 2006
	High	Low	High	Low	High	Low
First Quarter	32.33	26.16	$26.99	$19.88	$20.59	$17.84
Second Quarter	35.14	29.69	31.93	25.09	22.75	18.11
Third Quarter			31.31	28.20	26.67	20.73
Fourth Quarter			31.50	26.78	27.94	24.20

As of January 23, 2008, there were 460 holders of record of our Common Stock.

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

Issuer Purchases of Equity Securities

We made no purchases of our Common Stock during the fiscal years ended June 30, 2007 and 2006. As of June 30, 2007, there remained 900,300 shares authorized for repurchase under our publicly-announced Common Stock repurchase plan.

Unregistered Sales of Equity Securities and Use of Proceeds

On May 30, 2007, the Company and Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, exchanged $6 million in equity investments in each other, resulting in the issuance of an aggregate of 196,464 shares of the Company’s common stock to YHS and one of its subsidiaries and the issuance of 4,044,800 ordinary shares of YHS to the Company. This issuance of the Company’s common stock was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, as the issuance did not involve a public offering.

Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index and to the Standard & Poor’s Packaged Foods and Meats Index (in which we are included) for the period from June 30, 2002 through June 30, 2007. The comparison assumes $100 invested on June 30, 2002.

Item 6.	Selected Financial Data.

The information presented in the following table has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3, “Restatement of Consolidated Financial Statements,” in the notes to consolidated financial statements included in Item 8 of this Form 10-K. The selected consolidated financial data as of June 30, 2007 and 2006 and for the years ended June 30, 2007, 2006 and 2005 is derived from our audited consolidated financial statements as adjusted for the matters described in Note 3. The selected consolidated financial data as of June 30, 2005, 2004 and 2003 and for the years ended June 30, 2004 and 2003 is derived from our historical consolidated financial statements as adjusted for the matters described in Note 3.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K.

	Year Ended June 30
	2007	2006	2005	2004	2003
		(As restated)	(As restated)	(As restated)	(As restated)
Operating results:
Net sales	$900,432	$738,557	$619,967	$544,058	$466,459
Net income	$47,482	$36,367	$24,061	$25,263	$24,751
Basic earnings per common share	$1.21	$.97	$.66	$.72	$.73
Diluted earnings per common share	$1.16	$.93	$.65	$.70	$.71
Financial position:
Working capital	$198,524	$172,933	$123,541	$129,190	$82,925
Total assets	$1,058,456	$877,684	$707,136	$684,231	$581,548
Long-term debt	$215,446	$151,229	$92,271	$104,294	$59,455
Stockholders’ equity	$696,956	$618,092	$531,206	$500,351	$445,288

Effects of the Restatement Adjustments

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of operations for the fiscal years ended June 30, 2006 and 2005 (in thousands, except per share data):

	Year ended June 30, 2006			Year ended June 30, 2005
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
Net sales	$738,557	—	$738,557	$619,967	—	$619,967
Cost of sales	525,205	—	525,205	449,010	—	449,010

Gross profit	213,352	—	213,352	170,957	—	170,957
Selling, general and administrative expenses	147,878	$417	148,295	132,769	$(2,353)	130,416

Operating income	65,474	(417)	65,057	38,188	2,353	40,541
Interest and other expense, net	5,911	—	5,911	3,677	—	3,677

Income before income taxes	59,563	(417)	59,146	34,511	2,353	36,864
Provision for income taxes	22,496	283	22,779	12,641	162	12,803

Net income	$37,067	$(700)	$36,367	$21,870	$2,191	$24,061

Net income per share:
Basic	$0.98	$(0.01)	$0.97	$0.60	$0.06	$0.66

Diluted	$0.95	$(0.02)	$0.93	$0.59	$0.06	$0.65

Weighted average shares outstanding:
Basic	37,643	—	37,643	36,407	—	36,407

Diluted	38,912	—	38,912	37,153	—	37,153

The following table presents the effects of the stock-based compensation, related tax impact and other adjustments upon the Company’s previously reported consolidated balance sheet as of June 30, 2006 (in thousands):

	As Originally Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$48,875	—	$48,875
Accounts receivable, net	80,764	—	80,764
Inventories	105,883	—	105,883
Deferred income taxes	2,986	—	2,986
Prepaid expenses and other current assets	21,968	—	21,968

Total current assets	260,476	—	260,476
Property, plant and equipment, net	119,830	—	119,830

Goodwill	421,002	—	421,002
Trademarks and other intangible assets	61,626	—	61,626
Other assets	14,750	—	14,750

Total assets	$877,684	—	$877,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,341	—	$55,341
Accrued expenses and other current liabilities	26,553	$308	26,861
Income taxes payable	3,083	1,193	4,276
Current portion of long-term debt	1,065	—	1,065

Total current liabilities	86,042	1,501	87,543
Long-term debt, less current portion	151,229	—	151,229
Deferred income taxes	19,086	(3,192)	15,894

Total liabilities	256,357	(1,691)	254,666
Minority interest	4,926	—	4,926
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—
Common stock	396	—	396
Additional paid-in capital	446,319	13,393	459,712
Retained earnings	165,034	(11,702)	153,332
Foreign currency translation adjustment	17,397	—	17,397

	629,146	1,691	630,837
Less: treasury stock, at cost	(12,745)	—	(12,745)

Total stockholders’ equity	616,401	1,691	618,092

Total liabilities and stockholders’ equity	$877,684	—	$877,684

The following table presents the effects of the stock-based compensation, related impact and other adjustments upon the Company’s previously reported operating results included in selected financial data for the years ended June 30, 2004 and 2003 (in thousands):

	Year ended June 30, 2004			Year ended June 30, 2003
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
Net income	$27,008	$(1,745)	$25,263	$27,492	$(2,741)	$24,751

Net income per share:
Basic	$0.77	$(0.05)	$0.72	$0.81	$(0.08)	$0.73
Diluted	$0.74	$(0.04)	$0.70	$0.79	$(0.08)	$0.71

Working capital	$129,949	$(759)	$129,190	$83,324	$(399)	$82,925
Stockholders’ equity	$496,765	$3,586	$500,351	$440,797	$4,491	$445,288

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously Issued Financial Statements

In this Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Form 10-K”), the Company is restating its consolidated balance sheet as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended June 30, 2006 and 2005. This restatement resulted from the findings of an investigation of our historical stock option grant processes and related accounting that was undertaken by a group of our independent directors. This 2007 Form 10-K also reflects the restatement of “Selected Financial Data” in Item 6 for the fiscal years ended June 30, 2006, 2005, 2004 and 2003.

Review of Historical Equity Granting Process

On June 15, 2007, we announced that the Company had received an informal inquiry from the SEC concerning the Company’s stock option granting practices and the related accounting and disclosures. Shortly thereafter, a group of four independent directors (the “Independent Directors”) was established by Hain Celestial’s Board of Directors to conduct an independent investigation relating to the Company’s historical stock option practices. With the assistance of independent legal counsel and experts retained by counsel, the Independent Directors conducted an extensive review of historical stock option practices, including all awards made by the Company since its initial public offering in November 1993 through May 6, 2005, the last date on which stock options were granted. The investigation also included review of the Company’s accounting policies, accounting records, supporting documentation, email communications and other documentation, as well as interviews with a number of current and former directors, officers and employees. Based on this review, the Company has determined that additional pre-tax, non-cash charges for stock-based compensation expense aggregating $16.9 million over the twelve-year period from 1994 through 2005 should be recognized.1 The Company granted options to purchase approximately 12 million shares to more than 1,200 employees and directors on 125 separate grant dates during the approximate twelve-year fiscal period reviewed. The grants included (1) broad-based grants to large numbers of Hain Celestial employees, (2) new hire/promotion grants, (3) grants to senior executives and (4) director grants.

On January 29, 2008, the Independent Directors reported to the Board their final findings. The Independent Directors indicated that they and their advisors received the Company’s full cooperation throughout the review. As described in more detail below, the review of the Company’s stock option grants and procedures identified various deficiencies in the process of granting and documenting stock options. The stock option granting process was informal and inadequately documented throughout much of the period under review. In addition, for many grants there were insufficient or incomplete approvals and inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients.

The Independent Directors’ review found, among other things, that:

•	There was inadequate documentation supporting the measurement dates for a number of company-wide annual grants as well as some executive grants and grants to new employees;

•	Approximately one-third of all options granted were priced at quarterly or annual lows;

•

Some grant dates in earlier periods appear to have been selected with hindsight. Beginning in 2003, documentation relating to annual and other grants improved, although some errors occurred thereafter in the form of additions, corrections or adjustments to lists of grant recipients after the recorded measurement dates;

•

No information came to the attention of the Independent Directors which caused them to believe that any current officers, directors or employees of the Company engaged in any knowing or intentional misconduct with regard to the Company’s option granting process.

The Company’s Stock Option Plans and the Option Granting Process

The vast majority of the Company’s stock option grants were made pursuant to five stock option plans – two employee stock option plans adopted in 1994 and 2002 (the “1994 Plan” and the “2002 Plan”), two stock option plans for non-employee directors adopted in 1996 and 2000 (the “1996 Directors Plan” and the “2000 Directors Plan”), and the 1993 Executive Stock Option Plan (the “1993 Plan”). The 1993 Plan, 1994 Plan and the 2002 Plan for employee stock options provided for administration by the Compensation Committee of the Board of Directors and gave the Committee the authority to determine the exercise price of options granted and the date of grant. The 1994

[1]	As discussed below, the Company has determined that, based on the revised measurement dates, the pre-tax, non-cash charges for stock-based compensation expense aggregated $20.5 million (before the reversal of the 2005 stock option vesting acceleration charge of $3.6 million) over the twelve-year period from 1994 through 2005.

Plan and the 2002 Plan also, however, allowed the Compensation Committee to delegate any of its functions to officers or managers of the Company, except as to awards to Section 16 officers. As discussed below, the Independent Directors’ review found that while the Compensation Committee did meet telephonically or in person on a number of occasions to approve option grants to Mr. Simon, typically with a representative of the Company, and, from time to time, outside counsel present, documentation of the Compensation Committee’s actions was often not available in the Company’s records. The members of the Compensation Committee relied upon the Company to document the Committee’s actions and apply the appropriate accounting treatment. The Independent Directors’ review found that this lack of available documentation in the Company’s records of actions by the Compensation Committee made the determination of the dates of approval of grants to Mr. Simon difficult. For grants after 2002 better documentation of the timing of approval of grants to Mr. Simon was available, and no additional compensation expense for grants to Mr. Simon after 2002 has been recognized.

As to grants to other officers and employees, possibly including Section 16 officers, delegation of approval authority to the Chief Executive Officer appears to have been the standard practice. For most of the period from 1994 to 2004 the Chief Executive Officer of the Company, assisted by the Chief Financial Officer, the Vice President for Human Resources, and the executive heads of various divisions, determined the recipients and amounts of stock option awards to employees of the Company, with the final required action being the Chief Executive Officer’s approval.

The Independent Directors found that the Company’s practice on pricing of option grants was inconsistent – at times the Company used the closing price of the Company’s stock the day before approval, and at other times the closing price on the day of approval. In its restatement the Company has adjusted options pricing to uniformly use the closing price on the day of the approval of the options as the preferable pricing method.

Of the $20.5 million in additional compensation expense recognized, approximately $7.2 million is attributable to grants awarded to current or former Section 16 officers, $0.4 million is attributable to grants awarded to directors, and the remaining $12.9 million is attributable to grants awarded to other employees.

Broad-Based Grants to Employees

For broad-based grants to employees, the required granting action was the approval of the awards by the Chief Executive Officer. The Independent Directors’ review found that, prior to February 2003, this approval was not thoroughly documented if at all. The Independent Directors’ review found that from February 2003 forward the Company’s option granting processes included better documentation of approval, and a more formal granting process was implemented. The Independent Directors conducted a grant-by-grant analysis using the available evidence for each grant, determined the date when grants were fixed with finality, and revised measurement dates if necessary.

New Hire or Promotion Grants

The Independent Directors’ review found that it was the practice at the Company for some senior executives to receive stock options as part of their negotiated compensation package upon joining the Company or upon assuming a more senior position within the Company. It was noted in the review that some offer or promotion letters included a statement that the employee would receive options at the lowest price within a several-month period. Review of selected personnel files for active and terminated employees demonstrated that: 1) option grants for new hires and promotions were the exception, rather than the rule, and 2) even for those new hires and promoted employees who received stock options as part of their compensation this “lowest price” language was unusual. For grants to employees whose new hire or promotion letter included such “lowest price” language the Company has considered whether that language led to the issuance of a discounted option and accounted for the grant accordingly.

The Independent Directors’ review also found a number of instances in which new hire or promotion option grants did not follow the terms outlined in the new hire or promotion letters. Those grants have been treated as repricings and given variable accounting treatment.

Grants to Senior Executives

The Company is recognizing $1,371,000 of compensation expense related to options granted to Mr. Simon between 1995 and 2001. Mr. Simon, who has been the Company’s Chief Executive Officer since its founding, did not have the ability to authorize grants to himself. Rather, all of Mr. Simon’s grants were approved by the Compensation Committee of the Board of Directors or, as discussed below, in some cases by the full Board. Stock options were a significant part of Mr. Simon’s compensation and were specifically provided for in his several employment agreements with the Company as disclosed in the Company’s annual proxy statements. The Independent Directors’ review found that the Compensation Committee did meet telephonically or in person on a number of occasions to approve option grants to Mr. Simon, typically with a representative of the Company, and, from time to time, outside counsel present. The members of the Compensation Committee relied upon the Company to document the Committee’s actions and apply the appropriate accounting treatment. The Independent Directors’ review found that documentation of the Compensation Committee’s actions was often not available in the Company’s records. This lack of available documentation in the Company’s records of actions by the Compensation Committee made the Independent Directors’ determination of the dates of approval difficult. For grants after 2002 better documentation of the timing of approval of grants to Mr. Simon was available, and no additional compensation expense for grants to Mr. Simon after 2002 has been recognized.

Mr. Simon received 600,000 stock options with a July 31, 2000 date and a strike price of $26.63. The evidence indicates that by approving a term sheet for Simon’s new employment agreement on June 30, 2000 the Board of Directors expressed its intent to grant 300,000 of those options on June 30, 2000 and 300,000 on July 1, 2000. Accordingly, the change in the language of Mr. Simon’s final employment agreement to grant and date the options on or before July 31, 2000 was effectively a repricing of the options, resulting in variable accounting treatment for the life of the grant. This change resulted in approximately $3.5 million of compensation expense in the quarter ended December 31, 2000; however, in accordance with the requirements of variable accounting, such compensation expense reversed in its entirety in the following quarters as the market price of the Company’s stock dropped below $26.63. The market price remained below $26.63 for all subsequent quarters with the exception of the quarter ended December 31, 2001, until variable accounting treatment was eliminated by the adoption of SFAS No. 123R. As a result, the repricing of this option did not have any impact on the cumulative effect recorded as of July 1, 2004.

The Independent Directors’ review found that a grant of 300,000 options to Mr. Simon at the July 11, 2001 closing price, which was the low price of the stock for that month, was approved by the full Hain Celestial Board of Directors at a meeting on August 7, 2001. Although the Board was advised that a grant with a July 2001 date was required (Mr. Simon’s employment agreement provided that his options would be granted between July 1 and July 31 of each year) in effect the Board approved the award of a stock option grant at a discounted price on August 7. Because the approval action for this grant occurred on August 7, 2001, that is the revised measurement date for this grant. This change resulted in approximately $1.2 million in compensation expense in the current restatement.

In determining the appropriate measurement dates for Mr. Simon’s option grants, the Company generally has relied upon the earliest contemporaneous documentary evidence for the grant. One exception is a grant made to Mr. Simon in connection with the Company’s acquisition of Natural Nutrition Group in May, 1999. For that specific grant of options to purchase 300,000 shares the Independent Directors’ review found that interview evidence of the Compensation Committee’s intent and approval of the grant contingent upon the closing of the acquisition was sufficient, although contemporaneous documentary evidence was not available, and the historic grant date of May 18, 1999 (the date the acquisition closed) was not changed.

Mr. Simon received a grant of 25,000 options dated October 16, 1995 at the exercise price of $2.94. The Independent Directors’ review found no contemporaneous documentation of granting action by the Compensation Committee or the Board of Directors for this grant. This grant has been remeasured to the date of the earliest available documentary evidence that the grant was fixed and final, which was September 27, 1996, the date on which the Company filed Form 10-KSB in which Mr. Simon’s grant was included in the earnings per share calculation. The closing price of the Company’s stock on September 27, 1996 was $3.88, which was used as the remeasured price for this grant in computing additional compensation expense to the Company.

Mr. Simon was entitled by his 2000 Employment Agreement to an annual grant each July of options to purchase 300,000 shares through July 2002. Mr. Simon received a grant of 300,000 options dated July 22, 2002 at the exercise price of $14.25 for which the Independent Directors’ review found no contemporaneous documentation of granting action by the Compensation Committee or the Board of Directors. Mr. Simon’s grant agreement appears to have been signed on October 22, 2002, which has been used as the remeasurement date for this grant. On October 22, 2002, the closing price of the Company’s stock was $13.62, so the remeasurement of this grant resulted in no additional compensation expense.

Mr. Simon was granted 300,000 options dated July 30, 2004 at the exercise price of $16.53. The Independent Directors’ review determined that this grant was considered and approved by the Compensation Committee on August 5, 2004, and that a unanimous written consent was executed by the members of the Committee between August 17, 2004 and August 26, 2004. August 5, 2004 has been used as the revised measurement date for this grant. Because the closing price of the Company’s stock on August 5, 2004 was $16.01, lower than the grant’s exercise price of $16.53, the Company has incurred no additional compensation expense for this grant.

Two option grants to Mr. Ira Lamel, the Company’s current Chief Financial Officer, have been given revised measurement dates as a result of the Independent Directors’ review. The Independent Directors’ review found that a grant to Mr. Lamel of 75,000 options on August 13, 2002 at the price of $12.13 was not supported by contemporaneous documentary evidence. Because the grant was disclosed in the Company’s proxy statement filed on October 15, 2002, Mr. Lamel’s grant has been assigned a revised measurement date of October 15, 2002 at the price of $14.80. Mr. Lamel also received a grant of 100,000 shares priced at $11.84 per share on February 4, 2003, which was the closing price of the Company’s stock on February 3, 2003. Because Mr. Lamel’s grant was approved on February 4, 2003 that grant has been remeasured using the closing price at that date, which was $12.39.

Grants to Outside Directors

For most of the Company’s history stock option awards were the only compensation provided to outside directors, apart from expense reimbursement. The directors’ plans provided for automatic grants to outside directors on their date of first election to the Board and on the date of the annual shareholder meeting, and also authorized the Board to make additional discretionary grants. The Chief Executive Officer appears to have been of the view that he had the authority to make discretionary grants to directors himself, but the Independent Directors’ review found no documentary evidence of such authority having been delegated to him by the Board. Accordingly, discretionary grants to outside directors have been measured on the date of approval of the grant by the Board of Directors, or on the date of the earliest other documentary evidence that the grant was fixed and final. Because under both the 1996 Directors Plan and the 2000 Directors Plan newly elected and re-elected directors were entitled to an automatic grant of options to purchase a certain numbers of shares on the date of the Annual Meeting of Shareholders, the number of non-discretionary shares provided under the Plans was considered by management to have been appropriately dated and priced on the date of the annual meeting even if the option documents were actually issued at a later date.

The Independent Directors’ review found that each of the Company’s outside directors received a grant of 15,000 options dated February 12, 2002, which was a quarterly low in the price of the Company’s stock. Board minutes for a meeting held on April 2, 2002 stated that the Board had approved grants of 15,000 options to each non-employee director “as of February 12, 2002.” Because the April 2002 minutes of the Board of Directors accurately reflected the date of the option granting activity, the Independent Directors’ review concluded that there was no intent to mislead on the part of the recipient directors. Those option grants have been remeasured to April 2, 2002.

Two outside directors received grants of 10,000 options dated August 13, 2002, which was an annual low in the Company’s stock price. Although the Independent Directors’ review found evidence that the Chief Executive Officer may have considered a grant to at least one of those directors on that date, and that the Chief Executive Officer was of the view that he could make such discretionary grants on his own authority, the Independent Directors concluded that the Chief Executive Officer was not so authorized. Accordingly, those two discretionary grants to directors have been remeasured to October 8, 2002, when the grants were considered and approved by the full Board.

All of the Company’s outside directors received option grants dated February 26, 2004, which was the date of the first Board meeting in which four new directors participated. The Independent Directors’ review found that 7,500 of the options granted to the already-appointed directors on that date should have been granted automatically under the 2000 Directors Stock Option Plan on the date of the previous annual shareholders meeting, December 4, 2003. The Independent Directors’ review further found that grants of 15,000 options to each of the four new directors should have been automatic upon their appointment to the Board in a telephonic meeting on January 30, 2004. Accordingly, the portion of each grant that should have been final at an earlier date, either December 4, 2003 or January 30,

2004, has been accounted for with variable accounting beginning on February 26, 2004, reflecting management’s view that those portions of the grants were effectively repriced on that date. The remaining portions of those grants have not been remeasured.

In addition, four other stock option grants to the directors were assigned revised measurement dates, resulting in a total additional compensation expense of approximately $94,000. A grant dated December 5, 1995 was assigned a revised measurement date without accounting consequence, because the grant was conditioned on shareholder approval of the 1996 directors’ plan during the annual meeting in 1996 and on the date of approval the price of the Company’s stock was lower than the grant price. Grants to the directors dated December 5, 2000 and December 11, 2001 were assigned revised measurement dates without accounting consequence, because part of each grant was an automatic annual grant to which the directors were entitled upon their re-election at the annual shareholders meeting, under the 1996 and 2000 directors’ plans, and the remainder was a discretionary grant for which direct contemporaneous documentation of finalization could not be located. The share prices on the revised measurement dates for these grants were lower than the grant prices and accordingly have no accounting consequence. Lastly, the independent directors found that a stock option grant to the directors dated April 12, 2005 was a repricing of the automatic annual grant to which the directors had been entitled on their re-election at the annual shareholders meeting in December of 2004. This last grant resulted in a variable accounting charge of approximately $94,000 in the fourth quarter of fiscal year 2005.

Revision of Measurement Dates as a Result of the Review

As a result of the deficiencies, the Independent Directors recommended, among other things, that the Company revise the accounting measurement dates for 48 dates (from among the 125 dates on which options grants were made in the Company’s history) where the market price of the Company’s stock on the revised dates was higher than on the measurement dates previously used by the Company. A number of these revised measurement dates impacted stock option grants made to senior management and directors of the Company. To determine the revised measurement dates for these options, we applied the guidance in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which deems the measurement date as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive; and (3) the option’s exercise price. In addition, the measurement date cannot be earlier than the date on which the grant is approved. We applied judgment in determining whether to revise measurement dates for prior option grants. In addition, if we determined that a measurement date needed to be revised, judgment was applied in determining the appropriate revised measurement date. In instances where we determined we could not rely on the original grant date for an option, we determined revised measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation or credible circumstantial information, that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

The Company previously accounted for its stock option grants as fixed grants under APB Opinion No. 25 and its related Interpretations, using a measurement date of the recorded grant date, through its fiscal year ended June 30, 2005, after which the Company adopted SFAS No. 123(R). For all grants issued with an exercise price equal to the fair market value of our common stock on the recorded grant date or closing price on the day preceeding when the grant was approved,2 we originally recorded no stock-based compensation expense and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the fair market value on the actual grant date. This expense should have been amortized over the vesting period of the option. We also determined that variable accounting treatment was required under APB Opinion No. 25 for certain stock option grants for which evidence indicated that the original exercise price of the option

[2]	As noted above, the Independent Directors found that the Company’s practice on pricing of option grants was inconsistent – at times the Company used the closing price of the Company’s stock the day before approval, and at other times the closing price on the day of approval. In its restatement the Company has adjusted options pricing to uniformly use the closing price on the day of the approval of the options as the preferable pricing method.

was subsequently modified. The application of variable accounting to stock option grants requires the remeasurement of the intrinsic value of the options be reported as compensation expense in the consolidated statements of income at the end of each reporting period until the options are exercised, canceled or expire.

The Company has determined that, based on the revised measurement dates, the pre-tax, non-cash charges for stock-based compensation expense aggregated $20.5 million (before the reversal of the 2005 stock option vesting acceleration charge of $3.6 million) over the approximate twelve-year fiscal period from 1994 through 2005. The annual changes in stock-based compensation expense, other costs related to stock-based compensation (payroll taxes, interest and penalties), income taxes and net income are as follows:

	Increase (decrease)
Fiscal Year	Stock-based Compensation Expense	Reversal of Acceleration Charge	Other Related Costs	Income Taxes	Net Income
1994	$187			$(73)	$(114)
1995	38			(15)	(23)
1996	25			(1)	(24)
1997	584			(188)	(396)
1998	941		$118	(390)	(669)
1999	1,507		141	(639)	(1,009)
2000	1,391		118	(581)	(928)
2001	2,803		353	(1,221)	(1,935)
2002	5,242		(94)	(1,539)	(3,609)
2003	4,440		(36)	(1,663)	(2,741)
2004	2,099		356	(710)	(1,745)

Total 1994 – 2004 effect	19,257	—	956	(7,020)	(13,193)
2005 (1)	1,201	$(3,581)	27	162	2,191
2006	—	—	417	283	(700)

Total	$20,458	$(3,581)	$1,400	$(6,575)	$(11,702)

(1)	The increase to net income in 2005 results principally from the reversal of substantially all of the charge previously recorded in connection with the acceleration of vesting of stock options in June 2005 due to the misapplication of the relevant accounting rules made at the time of the acceleration. At the time of the acceleration, the Company recognized additional compensation expense of $3.7 million, representing the intrinsic value of all accelerated options. The additional charge should have been limited to options held only by those individuals who were expected to benefit from the acceleration.

In light of the judgment used in establishing revised measurement dates as discussed above, alternate approaches to those used by us could have resulted in different compensation expense charges than those noted above. For grants that were not supported by conclusive evidence of the date the terms of the grant were fixed and approved with finality, the grant window includes the period during which the terms of the awards reasonably could have been fixed with finality. Changing the measurement dates to the highest prices and lowest prices in the grant windows used could have resulted in an increase of $8.7 million to the compensation charges of $20.5 million recognized or a decrease of $18.4 million to these charges.

The Company also evaluated the impact of the restatement on its income tax provisions. In the United States, the Company is able to claim a tax deduction relative to certain exercised stock options. As a result, the Company has recorded a deferred tax asset, totaling $2.6 million at June 30, 2007, to reflect future tax deductions to the extent the Company believes such deferred tax assets to be recoverable.

The income statement impact of the restatement is as follows:

Years ended June 30,	2006	2005	Cumulative effect at July 1, 2004
Net income as previously reported	$37,067	$21,870
Additional compensation expense resulting from incorrect measurement dates for stock option grants		(1,201)	$(19,257)
Reversal of acceleration charge (1)		3,581
Other matters related to stock-based compensation	(417)	(27)	(956)
Income tax related effects	(283)	(162)	7,020

Total cumulative effect adjustment at July 1, 2004			$(13,193)

Net income, as restated	$36,367	$24,061

(1)	The Company reversed substantially all of the charge previously recorded in connection with the acceleration of vesting of stock options in June 2005 due to the misapplication of the relevant accounting rules made at the time of the acceleration. At the time of the acceleration, the Company recognized additional compensation expense of $3.7 million, representing the intrinsic value of all accelerated options. The additional charge should have been limited to options held only by those individuals who were expected to benefit from the acceleration.

The cumulative effect of the restatements through June 30, 2004 increased additional paid-in capital by $16.7 million from $391.9 million to $408.6 million, decreased non-current deferred tax liabilities by $4.2 million from $14.8 million to $10.6 million, decreased retained earnings by $13.2 million from $106.1 million to $92.9 million, and increased current liabilities by $0.7 million from $68.4 million to $69.1 million. Total stockholders’ equity increased by $3.5 million from $496.8 million to $500.2 million.

For more information regarding our restated financial statements, see “Restatement of Consolidated Financial Statements” in Note 3 of the Notes to Consolidated Financial Statements.

Impact of Internal Revenue Code

As a result of the determination that certain grants were issued in prior periods with exercise prices below the fair market value of our stock on the actual grant date, we have evaluated the potential tax consequences under various sections of the Internal Revenue Code (IRC).

As part of this restatement, we determined that certain grants which had incorrect measurement dates for accounting purposes, had originally been issued as incentive stock options, or ISO’s, but no longer qualified for ISO tax treatment. The resulting conversion of these options to non-qualified stock options exposes us to additional withholding taxes and penalties for failure to withhold taxes on the exercise of those options. We recorded a liability for payroll taxes in the event such grants would not be treated as ISO’s. These adjustments are included in the total of other related costs noted above.

Under IRC Section 409A, for stock options vesting after December 31, 2004 (“409A Affected Options”) the employee must report taxable income prior to the exercise date if the option was granted with an exercise price below the fair market value of the stock on the actual date of grant. In addition, the option holder is subject to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under state tax laws). The Company recognizes that numerous employees who were not involved in the stock option granting process received misdated options that may subject the employee to certain taxes and penalties under Section 409A of the tax code. As a result, the Board of Directors is considering various remedial actions available to alleviate this tax burden for non-Section 16 employees which, if adopted, would cause the Company to incur a charge to earnings in the range of $1.2 million to $1.5 million. Any action the Company takes with respect to Section 409A taxes and penalties will be subject to approval by its Board of Directors.

Economic Remediation

Following completion of the stock option review, the Company’s current Section 16 officers and directors holding incorrectly priced and unexercised stock options agreed to voluntarily reprice such options, upon a finding of the Independent Directors that such options were improperly priced, to the closing share price on the revised measurement date. The Section 16 officers and directors will not receive cash payments to compensate them for the increase in exercise price due to their voluntary agreements to reprice such options. Consistent with this recommendation, current Section 16 officers and directors also voluntarily agreed to repay to the Company (either in cash or through further repricing of outstanding options ) for options granted while they were Section 16 officers or directors an amount equal to the difference in the price at which stock options were exercised by them and the price at which the Independent Directors believe the stock options should have been priced, net of any allocable portion of income taxes paid in connection with such exercise.

Corporate Governance Remediation

On September 21, 2006, the Company’s Board of Directors approved revised approval procedures for equity grants. Pursuant to those procedures, all equity grants will be recommended by the Compensation Committee to the full Board for approval. All option grants will have an exercise price equal to the closing price of the Company’s stock on the date of the Board’s approval of the grant.

Following completion of the stock option review, the Independent Directors recommended and the Board of Directors approved, on January 29, 2008, the following additional changes:

•	the Compensation Committee will be reconstituted and will be chaired by an independent director;

•	all equity awards other than new hire grants will generally be considered by the Compensation Committee and Board of Directors annually following each fiscal year end;

•

the Board of Directors will delegate to the Compensation Committee the authority to grant new hire grants during meetings on a quarterly basis, and will provide that these options will have an exercise price equal to the closing price of the Company’s stock on the last day of the quarter in which they were granted;

•	details of recommended grants will be circulated to the Compensation Committee in advance of meeting;

•	corporate counsel will attend all Compensation Committee meetings as secretary and will promptly prepare minutes of the meetings;

•	corporate counsel will oversee the documentation of equity grants; and

•	one Board meeting per year will be focused on corporate governance and compliance matters.

General

We manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural personal care products under brand names which are sold as “better-for-you” products. Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug stores, food service channels and club stores. Our overall mission is to be a leading marketer and seller of natural and organic food products and natural personal care products by anticipating and exceeding consumer expectations and providing quality, innovation, value and convenience. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We capitalize on the brand equity and the distribution achieved through each of our acquired brands with strategic introductions of new product lines that complement existing product lines to enhance revenues and margins. We believe that by integrating our various brands, we will achieve economies of scale and enhanced market penetration.

Highlights of our accomplishments during fiscal year 2007 include:

•	Achieved solid sales and earnings growth driven by increased consumption and margin enhancement

•	Introduced innovative new products across multiple product categories

•	Implemented price increases to help offset rising input costs

•	Expanded and broadened our natural personal care products offerings with the acquisition of the Avalon Organics and Alba Botanica brands

•	Expanded our meat-free and non-dairy beverage offerings in the United Kingdom with the Haldane Foods acquisition and the re-launch of the Linda McCartney brand

•	Entered the tofu category with the acquisition of the meat-alternative business of WhiteWave Foods

•	Increased our equity investment in Yeo Hiap Seng as part of our stratagey to provide co-branded product offerings in Asia

Our consolidated net sales increased 21.9% in fiscal 2007 compared to the year earlier period as a result of growth in our existing brands and the impact of acquisitions. We consider the acquisition of natural and organic products companies and product lines as an integral part of our business strategy. We made the following acquisitions during the three years ended June 30, 2007:

•

On June 8, 2007 we acquired the tofu and meat-alternative business of WhiteWave Foods Company. The product line includes baked and grilled tofu, seitan, tempeh and other traditional tofu items which are sold under the TofuTown and WhiteWave (under license) brand names.

•

On January 12, 2007 we acquired Avalon Natural Products, Inc., including the Avalon Organics and Alba Botanica brands, a leader in the natural products category in the areas of skin care, hair care, bath and body and sun care.

•	On December 8, 2006 we acquired the business and certain assets of Haldane Foods Limited, a producer of meat-free food and non-dairy beverage products.

•

On June 12, 2006 we acquired the Linda McCartney brand (under license) and the frozen meat-free business from the H.J. Heinz Company, L.P. (“Heinz”), including a manufacturing facility in Fakenham, England.

•	On April 30, 2006 we acquired the fresh prepared food business based in Luton, England from Heinz.

•

On March 3, 2006 we acquired the business and assets of Para Laboratories, Inc., including the Queen Helene, Batherapy, Shower Therapy and Footherapy brands of skin care, hair care, and body care products for professional and personal use.

•

On December 16, 2005, we acquired Spectrum Organic Products, Inc., a leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals brand and nutritional supplements under the Spectrum Essentials brand.

•	On July 1, 2005 we acquired a 50.1% controlling interest in Hain Pure Protein Corporation, which specializes in natural, organic and antibiotic-free chickens.

•	On April 4, 2005 we acquired Zia Cosmetics, Inc., including the Zia Natural Skincare brand, a leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers.

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

On August 31, 2006, we sold our Biomarché operations. Biomarché is a Belgium-based provider of fresh organic fruits and vegetables. We acquired the Biomarché operations in fiscal 2002.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 to the consolidated financial statements. The policies below have been identified as the critical accounting policies we use which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is possible that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. Our critical accounting policies are as follows, including our methodology for estimates made and assumptions used:

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

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented approximately 16% of our trade receivable balance at June 30, 2007, we believe there is no credit exposure at this time.

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

Property, Plant and Equipment

Our property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter. We believe the asset lives assigned to our property, plant and equipment are within the ranges/guidelines generally used in food manufacturing and distribution businesses. Our manufacturing plants and distribution centers, and their related assets, are periodically reviewed to determine if any impairment exists by analyzing underlying cash flow projections. At this time, we believe no impairment exists on the carrying value of such assets. Ordinary repairs and maintenance are expensed as incurred.

Accounting for Acquisitions

Part of our growth strategy has included the acquisition of numerous businesses. The purchase price of these acquisitions has been determined after due diligence of the acquired business, market research, strategic planning, and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to revisions as we integrate each acquisition and attempt to leverage resources.

Our recent acquisitions have been accounted for using the purchase method of accounting as defined under SFAS No. 141, “Business Combinations.” Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in fiscal 2007 would differ meaningfully from preliminary estimates. See Note 6 to the Notes to Consolidated Financial Statements.

In connection with some of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. The estimated cost of these restructuring activities are included as costs of the acquisition and are recorded as goodwill consistent with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” While we finalize our plans to restructure the businesses we acquire within one year of the date of acquisition, it may take more than one year to complete all activities related to the restructuring of an acquired business.

It is typical for us to rationalize the product lines of businesses acquired within the first year after an acquisition. These rationalizations often include elimination of portions of the product lines acquired, the reformulation of recipes and formulas used to produce the products, and the elimination of customers that do not meet our credit standards. In certain instances, it is necessary to change co-packers used to produce the products. Each of these activities soon after an acquisition may have the effect of reducing sales to a level lower than that of the business acquired and operated prior to our acquisition. As a result, pro forma information regarding sales cannot and should not be construed as representative of our growth rates.

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

Recent Accounting Pronouncements

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB No. 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.

Historically, we have evaluated uncorrected differences utilizing the “rollover” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years (i.e., it ignores the “carryover effects” of prior year misstatements). We believe that our assessment of uncorrected differences in prior periods and the conclusions reached regarding the qualitative and quantitative effects of such uncorrected differences were appropriate.

We adopted SAB No. 108 in fiscal 2007 and elected to record the effects of applying SAB No. 108 using the cumulative effect transition method which resulted in the correction of the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We adjusted the beginning retained earnings for fiscal 2007 for “Accrued Trade Promotional Expenses”, described below.

Accrued Trade Promotional Expense

We adjusted our beginning retained earnings for fiscal 2007 to recognize a reserve for expected trade promotional expenses for certain locations. The Company determined that two of its reporting units were not recording trade promotional expenses on a basis consistent with the Company’s other reporting units. The total cumulative impact, net of tax, as of July 1, 2006 is as follows:

Current assets	$3,290
Current liabilities	$(8,446)
Retained earnings	$5,156

The accrued trade promotional expense adjustment also resulted in corrections to the first three quarters of fiscal 2007. In conjunction with our adoption of SAB No. 108, our disclosure of selected quarterly information included in Item 8, Financial Statements and Supplementary Data, has been adjusted to reflect our adoption of SAB No. 108 as of July 1, 2006.

Other Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for us for the fiscal year ending June 30, 2008. The adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF No. 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006. EITF No. 06-3 did not impact the method for recording these taxes in our consolidated financial statements, as we currently present these taxes on a net basis and have elected not to change our presentation method.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. We have not yet assessed the impact, if any, SFAS No. 159 may have on our consolidated financial statements.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Net sales for the year ended June 30, 2007 were $900.4 million, an increase of $161.8 million, or 21.9%, over net sales of $738.6 million for the year ended June 30, 2006. Sales of grocery and snacks increased with the strong performance of our Earth’s Best, Garden of Eatin’, Arrowhead Mills, Health Valley and Spectrum brands and from successful new product introductions. Net sales of our Celestial Seasonings tea brand were down principally as a result of continued warmer than normal temperatures in North America and lower consumption of green tea. Sales of our personal care brands increased as a result of strong growth from our Jason brand, sales of the brands we acquired from Para Laboratories in the third quarter of 2006 and the inclusion of sales of our Avalon and Alba brands, acquired during the third quarter of fiscal 2007. Sales for our brands in Canada were flat, with increased sales of our refrigerated and frozen products offset by decreased sales of tea. Sales in Europe increased primarily as a result of the inclusion of our United Kingdom operations, acquired during the fourth quarter of fiscal 2006 and the second quarter of fiscal 2007.

Gross profit for the year ended June 30, 2007 was $261.4 million, an increase of $48.1 million, or 22.5%, from last year’s gross profit of $213.4 million. Gross profit in fiscal 2007 was 29.0% of net sales compared to 28.9% of net sales for 2006. The increase in gross profit percentage was principally the result of the addition of higher margin personal care products from our recently acquired Avalon and Alba brands, partially offset by approximately $1.7 million of start-up costs incurred in the first half of the year associated with a new production line at our West Chester frozen foods facility, lower relative contribution from our Celestial Seasonings tea brand and the inclusion of our

United Kingdom operations which were acquired after the third quarter of fiscal 2006, for a full year. In the United Kingdom, we continue to co-pack for the previous owner at one of the facilities under an agreement allowing for a minimal margin and during the term of the co-pack arrangement our gross margin generated in the United Kingdom will be depressed even though the arrangement helps absorb what otherwise may be unabsorbed overhead. The effect on our gross profit percentage for the year ended June 30, 2007 was a 100 basis point reduction from the lower margins in the United Kingdom. Gross margin in 2006 included $0.9 million, or 0.1%, of charges for our 2005 SKU rationalization program. Our gross margin performance has also been negatively impacted by the increasing costs of petroleum, ingredients, health care and other input costs. We have offset these increasing costs with the successful implementation of price increases for selected products we sell, and with a sharper focus on operating efficiencies, including the positive effects of our 2005 SKU rationalization program.

Selling, general and administrative expenses increased by $29.2 million, or 19.7%, to $177.5 million in 2007 from $148.3 million in 2006. Selling, general and administrative expenses have increased primarily as a result of costs associated with the businesses we acquired in fiscal 2007 and 2006. In addition, we had increased amortization expense on purchased intangibles related to our recent acquisitions and increased professional fees during the year ended June 30, 2007. Selling, general and administrative expenses in fiscal 2006 included a $3.2 million expense for stock option compensation under SFAS 123R. Selling, general and administrative expenses as a percentage of net sales declined to 19.7% in fiscal 2007 as compared to 20.1% in fiscal 2006, primarily as a result of the reduction in stock option compensation expense.

Operating income was $84.0 million in 2007 compared to $65.1 million in 2006. Operating income as a percentage of net sales was 9.3% in 2007 compared to 8.8% in 2006. The increase in operating income is a result of our increased net sales and gross profit.

Interest and other expenses, net were $6.9 million for the year ended June 30, 2007 compared to $5.9 million for fiscal 2006. Interest expense totaled $11.3 million in 2007, which was primarily related to the $150 million of 5.98% senior notes we issued in the fourth quarter of last fiscal year and borrowings we made early in the third quarter of fiscal 2007 under our revolving credit facility to partially fund the acquisition of Avalon Natural Products, Inc. The interest expense was partially offset by $2.5 million of interest income earned. Interest expense in fiscal 2006 was approximately $6.5 million and was partially offset by interest income earned of $0.9 million. In the first quarter of fiscal 2007, we sold Biomarché, our Belgium-based provider of fresh organic fruits and vegetables and recognized a gain on the disposal of approximately $3.4 million, net of a $3.3 million write-off of allocated goodwill.

Income before income taxes in 2007 amounted to $77.1 million compared to $59.1 million in 2006. The increase is attributable to the aforementioned increase in operating income offset by the increase in interest and other expenses, net.

Our income tax expense was $29.6 million in fiscal 2007 compared to $22.8 million in 2006. Our effective tax rate was 38.4% in 2007 compared to 38.5% in 2006. Our effective tax rate in 2007 included the unfavorable impact of the $3.3 million of nondeductible goodwill expensed in connection with the sale of Biomarché.

Net income in 2007 was $47.5 million, or $1.16 per diluted share, compared to $36.4 million, or $0.93 per diluted share in 2006. The increase was attributable to the aforementioned increase in income before income taxes, and for per share amounts, offset by a 5.6% increase in the number of weighted average shares outstanding used in the computation.

Fiscal 2006 Compared to Fiscal 2005

Net sales in 2006 were $738.6 million, an increase of $118.6 million or 19.1% over net sales of $620.0 million in 2005. The increase in sales came from volume increases principally in our domestic grocery and snacks brands, which were up 9.8%, and our personal care brands, which were up 98.9%. These increases came from strong performance in grocery and snack brands such as Earth’s Best, Imagine soups, Garden of Eatin’, Walnut Acres Organic, and Westbrae Natural. With the 2005 SKU Rationalization Program affecting sales performance principally in the grocery and snacks brands, many of our other brands experienced slower or negative growth on actual shipments, while individual SKUs within brands accelerated. In our personal care unit, we saw strong increases from our Jason brand. Our Celestial Seasonings tea brand was up 1.4% for the year after experiencing the challenge of an extremely warm winter season when it typically has strong sales in cold months. Our Canada unit increased sales by 9.8% and in Europe we experienced increases of 8.8%. We saw sales increases from companies we acquired during both the 2006 and 2005 years, including our Hain Pure Protein antibiotic-free chicken unit, Spectrum Organic Products in grocery and snacks, Para Laboratories in personal care, and both the meat-free frozen operation and the fresh prepared foods operation in the United Kingdom.

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

Selling, general and administrative expenses increased by $17.9 million to $148.3 million in 2006 from $130.4 million in 2005. These expenses as a percentage of net sales were 20.1% in 2006 compared to 21.0% in 2005. Selling, general and administrative expenses increased from the addition of $7.7 million of costs added with acquisitions in 2006, and were further increased by a $3.2 million charge associated with the adoption of FAS No. 123R (See Note 14 to Notes to Consolidated Financial Statements). Other increases resulted from the increased scale of our business.

Operating income was $65.1 million in 2006 compared to $40.5 million in 2005. Operating income as a percentage of net sales was 8.8% in 2006 compared to 6.5% in 2005. These changes are a result of higher sales and better gross margin performance, as well as the reduced results in 2005 having been caused by the $12.1 million of charges for our 2005 SKU Rationalization Program.

Interest and other expenses, net, amounted to $5.9 million in 2006 compared to $3.7 million in 2005. We incurred higher interest costs in 2006 resulting from borrowings for acquisitions and higher market interest rates. In May 2006, we completed a private placement of $150 million of 10-year 5.98% fixed rate notes.

Income before income taxes in 2006 amounted to $59.1 million compared to $36.9 million in 2005. The increase is attributable to the aforementioned increase in operating income offset by the increase in interest and other expenses, net.

Income taxes in 2006 amounted to $22.8 million compared to $12.8 million in 2005. Our effective tax rate was 38.5% in 2006 compared to 34.7% in 2005. Our lower effective tax rate in 2005 was attributable to a $1.3 reduction in tax liabilities resulting from the termination of certain outstanding tax matters.

Net income in 2006 amounted to $36.4 million, or $0.93 per diluted share, compared to $24.1 million, or $0.65 per diluted share in 2005. The increase was attributable to the aforementioned increase in income before income taxes, and for per share amounts, offset by a 4.7% increase in the number of weighted average shares used in the computation.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our working capital was $198.5 million at June 30, 2007, an increase of $25.6 million from $172.9 million at the end of fiscal 2006. This was due principally to a $23.2 million increase in inventories, a $14.6 million increase in accounts receivable, an $11.6 million increase in cash and a $6.1 million increase in other current assets, offset by a $29.9 million increase in accounts payable and other current liabilities. The increases in our accounts receivable, inventories and accounts payable were partially attributable to the recent acquisitions we made. Our inventories also increased as a result of higher levels of inventory carried in the personal care unit, an inventory build-up in the United Kingdom as we integrate the Haldane frozen food factory into our Fakenham, England facility and increased inventory at Celestial Seasonings, as we built up for the launch of our new packaging in the first quarter of FY 2008. Accounts receivable also increased as a result of our higher sales volume, with our days’ sales in receivables slightly higher at 43 days compared to 41 days in the year-ago period.

Our cash balance increased $11.6 million during the year ended June 30, 2007 to $60.5 million as of June 30, 2007. We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2007, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

Years ended June 30,	2007	2006	2005
Cash flows provided by (used in):
Operating activities	$66,431	$54,166	$34,973
Investing activities	(139,708)	(100,559)	(20,988)
Financing activities	83,608	70,996	(14,715)
Exchange rate changes	1,312	133	(2,620)

Net increase (decrease) in cash	$11,643	$24,736	$(3,350)

Net cash provided by operating activities was $66.4 million for the year ended June 30, 2007, compared to $54.2 million provided in fiscal 2006 and $35.0 million provided in fiscal 2005. The increase in cash provided by operations in 2007 resulted from the increase in our net income and other non-cash items, such as depreciation and amortization. Net cash provided by operations was higher in 2006 compared to 2005 as a result of our increased net income and improvements in our working capital management.

We used $139.7 million of cash in investing activities in the year ended June 30, 2007. We used $137.8 million of cash in connection with the acquisitions of Avalon Natural Products, Inc. (“Avalon”) in January 2007, the assets and business of Haldane Foods in the United Kingdom in December 2006 and the tofu and meat-alternative business of WhiteWave Foods Company in June 2007, $11.4 million for capital expenditures and $1.9 million for a loan to an affiliated joint venture (subsequently repaid in August 2007). This was partially offset by $8.2 million of proceeds from the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, and $3.3 million of proceeds from the disposals of fixed assets. In the year ended June 30, 2006, we used $100.6 million of cash in investing activities, including $84.5 million for acquisitions and $14.5 million for the purchase of property, plant and equipment. During the year ended June 30, 2005, we used $21.0 million in investing activities, including $11.1 million for acquisitions and $9.9 million for the purchase of fixed assets.

Net cash of $83.6 million was provided by financing activities for the year ended June 30, 2007 and $71.0 million for the year ended June 30, 2006. Net cash of $14.7 million was used in financing activities for the year ended June 30, 2005. During the fiscal 2007 and 2006, we incurred borrowings to fund acquisitions made during each year. During fiscal 2007, we borrowed $75.0 million under our Credit Facility, of which $65.0 million remains outstanding, and received $18.4 million of proceeds from the exercise of stock options during the year. During 2006, we received the proceeds of our $150.0 million of fixed rate senior notes and repaid $89.7 million of borrowings under the Credit Facility. In addition, during 2006 we received $15.1 million of proceeds from the exercise of stock options and we incurred $1.2 million of costs in connection with our new financing arrangements. During 2005, we repaid $16.5 of borrowings and we acquired 189,700 shares of our common stock in open market purchases at a cost of approximately $3.5 million. This was partially offset by $5.2 million of proceeds received from the exercise of stock options and warrants.

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, which is payable semi-annually on November 2 and May 2. Also on May 2, 2006, we entered into an Amended and Restated Credit Agreement, providing us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2007 and June 30, 2006, $150.0 million was outstanding under the senior notes at an interest rate of 5.98%. During January 2007 we borrowed $75 million under the Credit Facility to fund a portion of the acquisition of Avalon Natural Products, Inc., of which $65.0 million was outstanding at June 30, 2007, at an interest rate of 6.25%. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature. We were not in compliance with the financial reporting requirements regarding timely delivery of our financial statements under the credit agreement and the senior notes for the periods ended June 30, 2007 and September 30, 2007. The lenders under the Credit Facility and the holders of our senior notes agreed to extend the due dates for delivery of the financial statements for the periods noted above until January 31, 2008.

Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2007 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Debt instruments (including interest)	$215,934	$540	—	$65,394	$150,000
Capital lease obligations	78	24	$54	—	—
Operating leases	29,833	7,232	12,348	9,107	1,146
Purchase and other obligations	145,742	61,145	30,347	18,370	35,880

Total contractual cash obligations	$391,587	$68,941	$42,749	$92,871	$187,026

We believe that our cash on hand of $60.5 million at June 30, 2007, as well as projected cash flows from operations and availability under our Credit Facility are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2008 capital expenditures of approximately $18 million, and the $7.8 million of debt and lease obligations described in the table above, during the 2008 fiscal year.

Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	our ability to implement our business strategy;

•	our ability to integrate acquisitions;

•	our reliance on third party distributors, manufacturers, and suppliers;

•	competition;

•	changes in customer preferences;

•	international sales and operations;

•	retention of key personnel;

•	the results of our stock option review and the SEC’s inquiry; and

•	compliance with government regulations.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2007 and 2006 is summarized as follows:

	Three Months Ended
	September 30, 2006 (a)	December 31, 2006 (a)	March 31, 2007 (a)	June 30, 2007
	(As restated 1)	(As restated 1)	(As restated[1] )
Net sales	$209,895	$230,190	$238,027	$222,320
Gross profit (b)	58,830	69,871	70,738	61,991
Operating income	16,880	24,925	23,540	18,632
Income before income taxes	15,060	23,171	20,248	18,613
Net income	8,739	14,213	12,390	12,140
Basic earnings per common share	$0.23	$0.36	$0.31	$0.30
Diluted earnings per common share	$0.22	$0.34	$0.30	$0.29

	Three Months Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(As restated 1)	(As restated 1)	(As restated 1)	(As restated 1)
Net sales	$161,097	$186,227	$196,443	$194,790
Gross profit (c)	45,849	58,166	57,683	51,654
Operating income	11,899	21,060	16,017	16,081
Income before income taxes	11,031	19,751	14,435	13,929
Net income	6,752	12,092	8,831	8,692
Basic earnings per common share	$0.18	$0.33	$0.23	$0.23
Diluted earnings per common share	$0.18	$0.31	$0.22	$0.22

(a)	The amounts for the first three quarters of fiscal 2007 reflect adjustments recorded in the fourth quarter of fiscal 2007 as a result of the adoption of SAB No. 108 as of July 1, 2006. For more information, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements.
(b)	Gross profit was negatively impacted by approximately $1.1 million ($0.7 million net of tax) for the three months ended September 30, 2006, and $0.6 million ($0.4 million net of tax) for the three months ended December 31, 2006, as the result of start-up costs associated with a new production line at the Company’s West Chester, PA frozen foods facility.
(c)	Gross profit was negatively impacted by approximately $0.9 million ($0.6 million net of tax) for the three months ended June 30, 2006, as the result of charges related to the Company’s 2005 SKU rationalization program.
(1)	See Note 3, “Restatement of Consolidated Financial Statements”, in the Notes to Consolidated Financial Statements.

The following tables present the effects of the adjustments for stock-based compensation and the adoption of SAB No. 108 made to our previously reported quarterly financial information as of June 30, 2007 (in thousands, except per share data):

	Quarter ended September 30, 2006			Quarter ended December 31, 2006
	As Reported	Adjustments	As Restated (1)	As Reported	Adjustments	As Restated (1)
Net Sales	$210,207	$(312)	$209,895	$230,909	$(719)	$230,190
Cost of Sales	151,065	—	151,065	160,319	—	160,319

Gross Profit	59,142	(312)	58,830	70,590	(719)	69,871
Selling, general and administrative expenses	41,846	104	41,950	44,799	147	44,946

Operating income	17,296	(416)	16,880	25,791	(866)	24,925
Interest and other expense, net	1,820	—	1,820	1,754	—	1,754

Income before income taxes	15,476	(416)	15,060	24,037	(866)	23,171
Provision for income taxes	6,442	(121)	6,321	9,269	(311)	8,958

Net income	$9,034	$(295)	$8,739	$14,768	$(555)	$14,213

Net income per share:
Basic	$0.23	—	$0.23	$0.38	$(0.02)	$0.36

Diluted	$0.23	$(0.01)	$0.22	$0.36	$(0.02)	$0.34

Weighted average shares outstanding:
Basic	38,746	—	38,746	39,173	—	39,173

Diluted	40,023	—	40,023	41,202	—	41,202

	Quarter ended March 31, 2007
	As Reported	Adjustments	As Restated (1)
Net Sales	$237,905	$122	$238,027
Cost of Sales	167,289	—	167,289

Gross Profit	70,616	122	70,738
Selling, general and administrative expenses	47,066	132	47,198

Operating income	23,550	(10)	23,540
Interest and other expense, net	3,292	—	3,292

Income before income taxes	20,258	(10)	20,248
Provision for income taxes	7,842	16	7,858

Net income	$12,416	$(26)	$12,390

Net income per share:
Basic	$0.31	—	$0.31

Diluted	$0.30	—	$0.30

Weighted average shares outstanding:
Basic	39,528	—	39,528

Diluted	41,500	—	41,500

(1)	See Note 2, “Summary of Significant Accounting Policies” and Note 3, “Restatement of Consolidated Financial Statements.”

The following tables present the effects of the adjustments for stock-based compensation made to our previously reported quarterly financial information as of June 30, 2006 (in thousands, except per share data):

	Quarter ended September 30, 2005			Quarter ended December 31, 2005
	As Reported	Adjustments	As Restated (1)	As Reported	Adjustments	As Restated (1)
Net Sales	$161,097	—	$161,097	$186,227	—	$186,227
Cost of Sales	115,248	—	115,248	128,061	—	128,061

Gross Profit	45,849	—	45,849	58,166	—	58,166
Selling, general and administrative expenses	33,869	$81	33,950	36,988	$118	37,106

Operating income	11,980	(81)	11,899	21,178	(118)	21,060
Interest and other expense, net	868	—	868	1,309	—	1,309

Income before income taxes	11,112	(81)	11,031	19,869	(118)	19,751
Provision for income taxes	4,221	58	4,279	7,531	128	7,659

Net income	$6,891	$(139)	$6,752	$12,338	$(246)	$12,092

Net income per share:
Basic	$0.19	$(0.01)	$0.18	$0.33	—	$0.33

Diluted	$0.18	—	$0.18	$0.32	$(0.01)	$0.31

Weighted average shares outstanding:
Basic	36,636	—	36,636	37,165	—	37,165

Diluted	37,560	—	37,560	38,434	—	38,434

	Quarter ended March 31, 2006			Quarter ended June 30, 2006
	As Reported	Adjustments	As Restated (1)	As Reported	Adjustments	As Restated (1)
Net Sales	$196,443	—	$196,443	$194,790	—	$194,790
Cost of Sales	138,760	—	138,760	143,136	—	143,136

Gross Profit	57,683	—	57,683	51,654	—	51,654
Selling, general and administrative expenses	41,566	$100	41,666	35,455	$118	35,573

Operating income	16,117	(100)	16,017	16,199	(118)	16,081
Interest and other expense, net	1,582	—	1,582	2,152	—	2,152

Income before income taxes	14,535	(100)	14,435	14,047	(118)	13,929
Provision for income taxes	5,472	132	5,604	5,272	(35)	5,237

Net income	$9,063	$(232)	$8,831	$8,775	$(83)	$8,692

Net income per share:
Basic	$0.24	$(0.01)	$0.23	$0.23	—	$0.23

Diluted	$0.23	$(0.01)	$0.22	$0.22	—	$0.22

Weighted average shares outstanding:
Basic	38,212	—	38,212	38,561	—	38,561

Diluted	39,547	—	39,547	40,107	—	40,107

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

The following tables present the effects of the adjustments for stock-based compensation and the adoption of SAB No. 108 on each line item of our interim condensed consolidated balance sheets during the fiscal year ended June 30, 2007 (in thousands):

March 31, 2007	As Reported	Adjustments	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$54,945	—	$54,945
Accounts receivable, net	112,181	—	112,181
Inventories	124,179	—	124,179
Deferred income taxes	4,487	$3,290	7,777
Prepaid expenses and other current assets	22,236	—	22,236

Total current assets	318,028	3,290	321,318
Property, plant and equipment, net	117,329	—	117,329
Goodwill	520,394	—	520,394
Trademarks and other intangible assets	79,788	—	79,788
Other assets	15,748	—	15,748

Total assets	$1,051,287	$3,290	$1,054,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$112,601	$10,047	$122,648
Income taxes payable	13,435	776	14,211
Current portion of long-term debt	572	—	572

Total current liabilities	126,608	10,823	137,431
Long-term debt, less current portion	223,877	—	223,877
Deferred income taxes	20,847	(2,109)	18,738

Total liabilities	371,332	8,714	380,046
Minority interest	5,531	—	5,531
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—
Common stock	405	—	405
Additional paid-in capital	467,349	12,310	479,659
Retained earnings	201,252	(17,734)	183,518
Foreign currency translation adjustment	18,163	—	18,163

	687,169	(5,424)	681,745
Less: treasury stock, at cost	(12,745)	—	(12,745)

Total stockholders’ equity	674,424	(5,424)	669,000

Total liabilities and stockholders’ equity	$1,051,287	$3,290	$1,054,577

December 31, 2006	As Reported	Adjustments	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$83,079	—	$83,079
Accounts receivable, net	104,106	—	104,106
Inventories	115,665	—	115,665
Deferred income taxes	3,872	$3,290	7,162
Prepaid expenses and other current assets	17,860	—	17,860

Total current assets	324,582	3,290	327,872
Property, plant and equipment, net	117,704	—	117,704
Goodwill	399,666	—	399,666
Trademarks and other intangible assets	79,939	—	79,939
Other assets	16,043	—	16,043

Total assets	$937,934	$3,290	$941,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$98,775	$10,037	$108,812

Income taxes payable	10,940	760	11,700
Current portion of long-term debt	400	—	400

Total current liabilities	110,115	10,797	120,912
Long-term debt, less current portion	151,409	—	151,409
Deferred income taxes	19,086	(2,350)	16,736

Total liabilities	280,610	8,447	289,057
Minority interest	5,378	—	5,378
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—
Common stock	403	—	403
Additional paid-in capital	459,098	12,551	471,649
Retained earnings	188,836	(17,708)	171,128
Foreign currency translation adjustment	16,354	—	16,354

	664,691	(5,157)	659,534
Less: treasury stock, at cost	(12,745)	—	(12,745)

Total stockholders’ equity	651,946	(5,157)	646,789

Total liabilities and stockholders’ equity	$937,934	$3,290	$941,224

September 30, 2006	As Reported	Adjustments	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$78,143	—	$78,143
Accounts receivable, net	95,215	—	95,215
Inventories	111,440	—	111,440
Deferred income taxes	3,843	$3,290	7,133
Prepaid expenses and other current assets	17,291	—	17,291

Total current assets	305,932	3,290	309,222
Property, plant and equipment, net	113,982	—	113,982
Goodwill	416,836	—	416,836
Trademarks and other intangible assets	62,260	—	62,260
Other assets	16,001	—	16,001

Total assets	$915,011	$3,290	$918,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$100,281	$9,171	$109,452
Income taxes payable	8,175	1,071	9,246
Current portion of long-term debt	840	—	840

Total current liabilities	109,296	10,242	119,538
Long-term debt, less current portion	151,172	—	151,172
Deferred income taxes	19,086	(2,864)	16,222

Total liabilities	279,554	7,378	286,932
Minority interest	5,184	—	5,184
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—
Common stock	398	—	398
Additional paid-in capital	450,657	13,065	463,722
Retained earnings	174,068	(17,153)	156,915
Foreign currency translation adjustment	17,895	—	17,895

	643,018	(4,088)	638,930
Less: treasury stock, at cost	(12,745)	—	(12,745)

Total stockholders’ equity	630,273	(4,088)	626,185

Total liabilities and stockholders’ equity	$915,011	$3,290	$918,301

(1)	See Note 2, “Summary of Significant Accounting Policies” and Note 3, “Restatement of Consolidated Financial Statements.”

The following tables present the effects of the adjustments for stock-based compensation on each line of our interim condensed consolidated balance sheets during the fiscal year ended June 30, 2006 (in thousands):

March 31, 2006	As Reported	Adjustments	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$32,658	—	$32,658
Accounts receivable, net	90,310	—	90,310
Inventories	102,608	—	102,608
Deferred income taxes	5,671	—	5,671
Prepaid expenses and other current assets	20,684	—	20,684

Total current assets	251,931	—	251,931
Property, plant and equipment, net	99,720	—	99,720
Goodwill	417,977	—	417,977
Trademarks and other intangible assets	61,376	—	61,376
Other assets	11,596	—	11,596

Total assets	$842,600	—	$842,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,805	$1,282	$81,087
Income taxes payable	11,152	136	11,288
Current portion of long-term debt	2,322	—	2,322

Total current liabilities	93,279	1,418	94,697
Long-term debt, less current portion	133,002	—	133,002
Deferred income taxes	15,773	(3,333)	12,440

Total liabilities	242,054	(1,915)	240,139
Minority interest	4,716	—	4,716
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—
Common stock	393	—	393
Additional paid-in capital	439,150	13,534	452,684
Retained earnings	156,258	(11,619)	144,639
Foreign currency translation adjustment	12,774	—	12,774

	608,575	1,915	610,490
Less: treasury stock, at cost	(12,745)	—	(12,745)

Total stockholders’ equity	595,830	1,915	597,745

Total liabilities and stockholders’ equity	$842,600	—	$842,600

December 31, 2005	As Reported	Adjustments	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$17,359	—	$17,359
Accounts receivable, net	85,798	—	85,798
Inventories	104,743	—	104,743
Deferred income taxes	5,671	—	5,671
Prepaid expenses and other current assets	21,195	—	21,195

Total current assets	234,766	—	234,766
Property, plant and equipment, net	97,507	—	97,507
Goodwill	393,837	—	393,837
Trademarks and other intangible assets	61,399	—	61,399
Other assets	12,193	—	12,193

Total assets	$799,702	—	$799,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,421	$1,182	$80,603
Income taxes payable	9,009	4	9,013
Current portion of long-term debt	4,016	—	4,016

Total current liabilities	92,446	1,186	93,632

Long-term debt, less current portion	108,184	—	108,184
Deferred income taxes	16,210	(3,411)	12,799

Total liabilities	216,840	(2,225)	214,615
Minority interest	4,790	—	4,790
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—
Common stock	390	—	390
Additional paid-in capital	431,090	13,612	444,702
Retained earnings	147,195	(11,387)	135,808
Foreign currency translation adjustment	12,142	—	12,142

	590,817	2,225	593,042
Less: treasury stock, at cost	(12,745)	—	(12,745)

Total stockholders’ equity	578,072	2,225	580,297

Total liabilities and stockholders’ equity	$799,702	—	$799,702

September 30, 2005	As Reported	Adjustments	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$20,021	—	$20,021
Accounts receivable, net	73,478	—	73,478
Inventories	83,567	—	83,567
Deferred income taxes	5,671	—	5,671
Prepaid expenses and other current assets	21,213	—	21,213

Total current assets	203,950	—	203,950
Property, plant and equipment, net	93,120	—	93,120
Goodwill	358,261	—	358,261
Trademarks and other intangible assets	60,875	—	60,875
Other assets	12,635	—	12,635

Total assets	$728,841	—	$728,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,675	$1,064	$63,739
Income taxes payable	5,833	(124)	5,709
Current portion of long-term debt	4,148	—	4,148

Total current liabilities	72,656	940	73,596
Long-term debt, less current portion	90,785	—	90,785
Deferred income taxes	16,421	(3,646)	12,775

Total liabilities	179,862	(2,706)	177,156
Minority interest	4,772	—	4,772
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—
Common stock	378	—	378
Additional paid-in capital	408,636	13,847	422,483
Retained earnings	134,858	(11,141)	123,717
Foreign currency translation adjustment	13,080	—	13,080

	556,952	2,706	559,658
Less: treasury stock, at cost	(12,745)	—	(12,745)

Total stockholders’ equity	544,207	2,706	546,913

Total liabilities and stockholders’ equity	$728,841	—	$728,841

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

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

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. As of June 30, 2007, we had $65.0 million of variable rate debt outstanding. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would not have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

Foreign Operations

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2007, approximately 24.9% of our net sales were generated from sales outside the United States, while such sales outside the United States were 19.3% of net sales in 2006 and 21.1% of net sales in 2005.

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

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—June 30, 2007 and 2006 (as restated)

Consolidated Statements of Income—Years ended June 30, 2007, 2006 (as restated) and 2005 (as restated)

Consolidated Statements of Stockholders’ Equity—Years ended June 30, 2007, 2006 (as restated) and 2005 (as restated)

Consolidated Statements of Cash Flows—Years ended June 30, 2007, 2006 (as restated) and 2005 (as restated)

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. (the “Company”) and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, during the fourth quarter 2007, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). In accordance with the transition provisions of SAB No. 108, the Company recorded an adjustment to retained earnings effective July 1, 2006 for the correction of prior period misstatements.

As described in Note 3 to the consolidated financial statements, the Company has restated its financial statements for the years ended June 30, 2006 and 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Hain Celestial Group, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York

January 30, 2008

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 and 2006

(In thousands, except share amounts)

	June 30
	2007	2006
		(As restated-see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$60,518	$48,875
Accounts receivable, less allowance for doubtful accounts of $2,371 and $2,104	95,405	80,764
Inventories	129,062	105,883
Recoverable income taxes, net	3,687	—
Deferred income taxes	8,069	2,986
Prepaid expenses and other current assets	19,263	21,968

Total current assets	316,004	260,476
Property, plant and equipment, net of accumulated depreciation and amortization of $62,803 and $55,053	114,901	119,830
Goodwill	509,336	421,002
Trademarks and other intangible assets, net of accumulated amortization of $10,036 and $9,416	96,342	61,626
Other assets	21,873	14,750

Total assets	$1,058,456	$877,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,510	$55,341
Accrued expenses and other current liabilities	41,948	26,861
Income taxes payable	4,456	4,276
Current portion of long-term debt	566	1,065

Total current liabilities	117,480	87,543
Long-term debt, less current portion	215,446	151,229
Deferred income taxes	22,232	15,894
Other noncurrent liabilities	664	—

Total liabilities	355,822	254,666
Commitments and contingencies
Minority interest	5,678	4,926
Stockholders’ equity:
Preferred stock—$.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock—$.01 par value, authorized 100,000,000 shares, issued 40,882,653 and 39,583,671 shares	409	396
Additional paid-in capital	487,750	459,712
Retained earnings	195,658	153,332
Foreign currency translation adjustment	25,884	17,397

	709,701	630,837
Less: 861,256 shares of treasury stock, at cost	(12,745)	(12,745)

Total stockholders’ equity	696,956	618,092

Total liabilities and stockholders’ equity	$1,058,456	$877,684

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 2007, 2006 and 2005

(In thousands, except per share amounts)

	Year Ended June 30
	2007	2006	2005
		(As restated 1)	(As restated 1)
Net sales	$900,432	$738,557	$619,967
Cost of sales	639,002	525,205	449,010

Gross profit	261,430	213,352	170,957
Selling, general and administrative expenses	177,453	148,295	130,416

Operating income	83,977	65,057	40,541
Interest and other expenses, net	6,885	5,911	3,677

Income before income taxes	77,092	59,146	36,864
Provision for income taxes	29,610	22,779	12,803

Net income	$47,482	$36,367	$24,061

Net income per share:
Basic	$1.21	$.97	$.66

Diluted	$1.16	$.93	$.65

Weighted average common shares outstanding:
Basic	39,315	37,643	36,407

Diluted	41,108	38,912	37,153

[1]	See Note 3

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2007, 2006 and 2005

(In thousands, except per share and share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount at $.01
			(As restated 1)	(As restated 1)
Balance at June 30, 2004 as previously reported	37,064,648	$371	$391,931	$106,097
Adjustments to opening stockholders’ equity			16,655	(13,193)

Balance at June 30, 2004 as restated [1]	37,064,648	371	408,586	92,904
Exercise of stock options and warrants	411,350	4	5,237
Purchase of treasury shares
Non-cash compensation charge			2,270
Tax benefit from stock options			470
Comprehensive income:
Net income				24,061
Translation adjustments

Total comprehensive income
Balance at June 30, 2005	37,475,998	375	416,563	116,965
Exercise of stock options and warrants	1,009,099	10	15,408
Issuance of common stock	1,098,574	11	21,784
Non-cash compensation charge			4,213
Tax benefit from stock options			1,744
Comprehensive income:
Net income				36,367
Translation adjustments

Total comprehensive income
Balance at June 30, 2006	39,583,671	396	459,712	153,332
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes				(5,156)

Adjusted balance at June 30, 2006	39,583,671	396	459,712	148,176
Exercise of stock options and warrants	1,102,518	11	18,396
Issuance of common stock	196,464	2	5,607
Non-cash compensation charge			1,031
Tax benefit from stock options			3,004
Comprehensive income:
Net income				47,482
Translation adjustments

Total comprehensive income
Balance at June 30, 2007	40,882,653	$409	$487,750	$195,658

[1]	See Note 3

See notes to consolidated financial statements.

	Treasury Stock		Foreign Currency Translation Adjustment	Total	Comprehensive Income
	Shares	Amount
				(As restated 1)	(As restated 1)
Balance at June 30, 2004 as previously reported	671,556	$(9,285)	$7,651	$496,765
Adjustments to opening stockholders’ equity				3,462

Balance at June 30, 2004 as restated	671,556	(9,285)	$7,651	$500,227
Exercise of stock options and warrants				5,241
Purchase of treasury shares	189,700	(3,460)		(3,460)
Non-cash compensation charge				2,270
Tax benefit from stock options				470
Comprehensive income:
Net income				24,061	$24,061
Translation adjustments			2,397	2,397	2,397

Total comprehensive income					$26,458

Balance at June 30, 2005	861,256	(12,745)	10,048	531,206
Exercise of stock options and warrants				15,418
Issuance of common stock				21,795
Non-cash compensation charge				4,213
Tax benefit from stock options				1,744
Comprehensive income:
Net income				36,367	$36,367
Translation adjustments			7,349	7,349	7,349

Total comprehensive income					$43,716

Balance at June 30, 2006	861,256	(12,745)	17,397	618,092
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes				(5,156)

Adjusted balance at June 30, 2006	861,256	(12,745)	17,397	612,936
Exercise of stock options and warrants				18,407
Issuance of common stock				5,609
Non-cash compensation charge				1,031
Tax benefit from stock options				3,004
Comprehensive income:
Net income				47,482	$47,482
Translation adjustments			8,487	8,487	8,487

Total comprehensive income					$55,969

Balance at June 30, 2007	861,256	$(12,745)	$25,884	$696,956

[1]	See Note 3

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2007, 2006 and 2005

(In thousands)

	Year Ended June 30
	2007	2006	2005
		(As restated 1)	(As restated 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,482	$36,367	$24,061
Adjustments to reconcile net income to net cash provided by operating activities:
SKU rationalization charges	—	907	12,142
Depreciation and amortization	15,692	12,549	13,838
Gain on sale of Biomarché	(3,401)	—	—
Deferred income taxes	10,877	5,048	(497)
Tax benefit of nonqualified stock options	4,276	2,269	827
Excess tax benefit of nonqualified stock options	(1,136)	(647)	—
Other non-cash items, net	1,167	268	68
Non-cash compensation	1,031	4,213	2,270
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired brands:
Accounts receivable	(9,365)	(12,418)	2,577
Inventories	(9,793)	(9,841)	496
Other current assets	4,984	(2,311)	(6,977)
Other assets	(2,702)	769	(5,936)
Accounts payable and accrued expenses	9,014	10,432	(3,988)
Income taxes, net	(1,695)	6,561	(3,908)

Net cash provided by operating activities	66,431	54,166	34,973

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of brands, net of cash acquired	(137,849)	(84,480)	(11,098)
Proceeds from sale of Biomarché	8,160	—	—
Purchases of property and equipment	(11,411)	(14,479)	(9,890)
Proceeds from disposals of property and equipment	3,303	—	—
Loan to affiliate	(1,911)	—	—
Equity investments	—	(1,600)	—

Net cash used in investing activities	(139,708)	(100,559)	(20,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior notes	—	150,000	—
Proceeds (payments) from bank revolving credit facility, net	65,000	(89,700)	(9,500)
Repayments of other long-term debt, net	(907)	(3,854)	(6,962)
Costs in connection with bank financing	(28)	(1,201)	(34)
Purchase of treasury stock	—	—	(3,460)
Proceeds from exercise of options and warrants, net of related expenses	18,407	15,104	5,241
Excess tax benefits from share-based compensation	1,136	647	—

Net cash provided by (used in) financing activities	83,608	70,996	(14,715)

Effect of exchange rate changes on cash	1,312	133	(2,620)

Net increase (decrease) in cash and cash equivalents	11,643	24,736	(3,350)
Cash and cash equivalents at beginning of year	48,875	24,139	27,489

Cash and cash equivalents at end of year	$60,518	$48,875	$24,139

[1]	See Note 3

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood® cooking oils, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs™, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney®, Realeat® and Granose®. The Company’s principal specialty product lines include Estee® sugar-free products and Alba®. Our natural personal care product line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy® , Footherapy®, Avalon Organics®, Alba Botanica® and TenderCare® personal care brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand.

We operate in one business segment: the sale of natural and organic food and personal care products. During the three years ended June 30, 2007, approximately 46%, 47% and 47% of our revenues were derived from products that are manufactured within our own facilities with 54%, 53% and 53% produced by various co-packers. In fiscal 2007, 2006 and 2005, there were no co-packers who manufactured 10% or more of our products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the Notes to Consolidated Financial Statements, all dollar amounts, except per share data, are in thousands unless otherwise indicated.

Consolidation Policy

Our accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the company exercises significant influence, but which it does not control, are accounted for in the accompanying consolidated financial statements under the equity method of accounting. As such, consolidated net income includes the company’s equity portion of current earnings or losses of such companies. Investments in which the company does not exercise significant influence (generally less than a 20 percent ownership interest) are accounted for under the cost method.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented 16% of our trade receivables balance as of June 30, 2007 and 12% of our trade receivables balance as of June 30, 2006, we believe there is no credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid in the near future in the form of a chargeback receivable. Our estimate of this receivable balance ($2.4 million at June 30, 2007 and $4.1 million at June 30, 2006) could be different had we used different assumptions and judgments.

During the year ended June 30, 2007, sales to one customer and its affiliates approximated 20% of net sales. In fiscal 2006 sales to one customer and its affiliates approximated 21% of net sales. In fiscal 2005, sales to one customer and its affiliates approximated 22% of net sales.

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

Buildings and improvements	10-40 years
Machinery and equipment	3-20 years
Furniture and fixtures	3-15 years

Leasehold improvements are amortized over the shorter of the respective initial lease term or the estimated useful life of the assets, and generally range from 3 to 15 years.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $1.5 million in fiscal 2007, $1.2 million in fiscal 2006 and $2.6 million in fiscal year 2005. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers who develop numerous products on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.

Advertising Costs

Media advertising costs, which are included in selling, general and administrative expenses, amounted to $7.5 million in fiscal 2007, $5.4 million in fiscal 2006 and $4.3 million in fiscal year 2005. Such costs are expensed as incurred.

Income Taxes

We follow the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided for deferred tax assets to the extent it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Shipping and Handling Costs

We include the costs associated with shipping and handling of our inventory as a component of cost of sales.

Fair Values of Financial Instruments

Financial instruments consist primarily of investments in cash and cash equivalents, trade accounts receivable, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At June 30, 2007 and 2006, we had $40.5 million and $27.8 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2007 and 2006, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and payable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks are considered to be representative of their respective fair values as their interest rates are based on market rates. The estimated fair value of the Company’s Senior Notes payable was $150 million at June 30, 2007 and June 30, 2006.

Stock-Based Compensation

The Company has employee and director stock-based compensation plans which are more fully described in Note 14. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share Based Payment,” to account for stock-based compensation, using the modified-prospective transition method. Under that transition method, compensation cost is recognized for the vested portion of stock-based payments granted on or after July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and for all stock-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated as allowed under the modified prospective transition method. Prior to July 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, no stock-based compensation costs were reflected in results of operations for options granted, since the Company historically has treated its stock options as having been granted at the fair market value of the underlying common stock on the date of the grant (however, see Note 3, Restatement of Consolidated Financial Statements, for a discussion of a review of equity grants which resulted in, among other things, the use of revised measurement dates for certain grants). Prior to the adoption of SFAS No. 123(R), the vesting of all outstanding options was accelerated during the year ended June 30, 2005. As a result, there is no compensation expense recognized in operating results during the years ended June 30, 2007 and 2006 for stock options granted prior to July 1, 2005.

The fair value of stock option awards is recognized in expense over the vesting period of the options, using the straight-line method. The fair value of employee stock options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The Company used the simplified method for determining expected life as permitted in SEC Staff Accounting Bulletin 107 for options qualifying for such treatment (“plain-vanilla” options) due to the limited history the Company currently has with option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield curve. There were no modifications to stock option awards during the years ended June 30, 2007 and 2006.

The Company receives an income tax deduction for stock options exercised by employees in certain tax jurisdictions equal to the excess of the market value of our common stock on the date of exercise over the option price. Prior to the adoption of SFAS No. 123(R), the income tax benefit from the exercise of stock options was presented as a component of cash flow from operating activities. SFAS No. 123(R) requires the excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) to be classified as a cash flow provided by financing activities.

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

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” (“APB 30”), for the disposal of a segment of a business, and extends the reporting of a discontinued operation to a “component of an entity.” Further, SFAS No. 144 requires operating losses from a “component of an entity” to be recognized in the period in which they occur rather than as of the measurement date as previously required by APB 30.

Deferred Financing Costs

Eligible costs associated with obtaining debt financing are capitalized and amortized over the related term of the applicable debt instruments, which approximates the effective interest method.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB No. 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.

Historically, we have evaluated uncorrected differences utilizing the “rollover” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years (i.e., it ignores the “carryover effects” of prior year misstatements). We believe that our assessment of uncorrected differences in prior periods and the conclusions reached regarding the qualitative and quantitative effects of such uncorrected differences were appropriate.

We adopted SAB No. 108 in fiscal 2007 and elected to record the effects of applying SAB No. 108 using the cumulative effect transition method which resulted in the correction of the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We adjusted the beginning retained earnings for fiscal 2007 for “Accrued Trade Promotional Expenses”, described below.

Accrued Trade Promotional Expense

We adjusted our beginning retained earnings for fiscal 2007 to recognize a reserve for expected trade promotional expenses for certain locations. The Company determined that two of its reporting units were not recording trade promotional expenses on a basis consistent with the Company’s other reporting units. The total cumulative impact net of tax, as of July 1, 2006 is as follows:

Current assets	$3,290
Current liabilities	(8,446)
Retained earnings	5,156

The accrued trade promotional expense adjustment also resulted in corrections to the first three quarters of fiscal 2007. In conjunction with our adoption of SAB No. 108, our disclosure of selected quarterly information included in Item 8, Financial Statements and Supplementary Data, has been adjusted to reflect our adoption of SAB No. 108 as of July 1, 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for us for the fiscal year ending June 30, 2008. The adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

(That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF No. 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF No. 06-3 is effective for interim and annual periods beginning after December 15, 2006. EITF No. 06-3 did not impact the method for recording these taxes in our consolidated financial statements, as we currently present these taxes on a net basis and have elected not to change our presentation method.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. We are currently evaluating the impact SFAS No. 159 may have on our consolidated financial statements.

Reclassifications

We have made certain reclassifications to the prior years’ consolidated financial statements and notes thereto to conform to the current year presentation.

3. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Previously Issued Financial Statements

The Company is restating its consolidated balance sheet as of June 30, 2006, the related consolidated statements of operations for the fiscal years ended June 30, 2006 and 2005 and the consolidated statements of shareholders’ equity and statements of cash flows for each of the fiscal years ended June 30, 2006 and 2005. This restatement resulted from the findings of an independent investigation of our historical stock option grant processes and related accounting.

Review of Historical Equity Granting Process

On June 15, 2007, we announced that the Company had received an informal inquiry from the SEC concerning the Company’s stock option granting practices and the related accounting and disclosures. Shortly thereafter, a group of four independent directors (the “Independent Directors”) was established by Hain Celestial’s Board of Directors to conduct an independent investigation relating to the Company’s historical stock option practices. With the assistance of independent legal counsel and experts retained by counsel, the Independent Directors conducted an extensive review of historical stock option practices, including all awards made by the Company since its initial public offering in November 1993 through May 6, 2005, the last date on which stock options were granted. The investigation also included review of the Company’s accounting policies, accounting records, supporting documentation, email communications and other documentation, as well as interviews with a number of current and former directors, officers and employees. Based on this review, the Company has determined that additional pre-tax, non-cash charges for stock-based compensation expense aggregating $16.9 million over the twelve-year period from 1994 through 2005 should be recognized.1 The Company granted options to purchase approximately 12 million shares to more than 1,200 employees and directors on 125 separate grant dates during the approximate twelve-year fiscal period reviewed. The grants included (1) broad-based grants to large numbers of Hain Celestial employees, (2) new hire/promotion grants, (3) grants to senior executives and (4) director grants.

On January 29, 2008, the Independent Directors reported to the Board their final findings. The Independent Directors indicated that they and their advisors received the Company’s full cooperation throughout the review. As described in more detail below, the review of the Company’s stock option grants and procedures identified various deficiencies in the process of granting and documenting stock options. The stock option granting process was informal and inadequately documented throughout much of the period under review. In addition, for many grants there were insufficient or incomplete approvals and inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients.

The Independent Directors’ review found, among other things, that:

•	There was inadequate documentation supporting the measurement dates for a number of company-wide annual grants as well as some executive grants and grants to new employees;

•	Approximately one-third of all options granted were priced at quarterly or annual lows;

•

Some grant dates in earlier periods appear to have been selected with hindsight. Beginning in 2003, documentation relating to annual and other grants improved, although some errors occurred thereafter in the form of additions, corrections or adjustments to lists of grant recipients after the recorded measurement dates;

•

No information came to the attention of the Independent Directors which caused them to believe that any current officers, directors or employees of the Company engaged in any knowing or intentional misconduct with regard to the Company’s option granting process.

The Company’s Stock Option Plans and the Option Granting Process

The vast majority of the Company’s stock option grants were made pursuant to five stock option plans – two employee stock option plans adopted in 1994 and 2002 (the “1994 Plan” and the “2002 Plan”), two stock option plans for non-employee directors adopted in 1996 and 2000 (the “1996 Directors Plan” and the “2000 Directors Plan”), and the 1993 Executive Stock Option Plan (the “1993 Plan”). The 1993 Plan, 1994 Plan and the 2002 Plan for employee stock options provided for administration by the Compensation Committee of the Board of Directors and gave the Committee the authority to determine the exercise price of options granted and the date of grant. The 1994 Plan and the 2002 Plan also, however, allowed the Compensation Committee to delegate any of its functions to officers or managers of the Company, except as to awards to Section 16 officers. As discussed below, the Independent Directors’ review found that while the Compensation Committee did meet telephonically or in person on a number of occasions to approve option grants to Mr. Simon, typically with a representative of the Company, and, from time to time, outside counsel present, documentation of the Compensation Committee’s actions was often not available in the Company’s records. The members of the Compensation Committee relied upon the Company to document the Committee’s actions and apply the appropriate accounting treatment. The Independent Directors’ review found that this lack of available documentation in the Company’s records of actions by the Compensation Committee made the determination of the dates of approval of grants to Mr. Simon difficult. For grants after 2002 better documentation of the timing of approval of grants to Mr. Simon was available, and no additional compensation expense for grants to Mr. Simon after 2002 has been recognized.

[1]

As discussed below, the Company has determined that, based on the revised measurement dates, the pre-tax, non-cash charges for stock-based compensation expense aggregated $20.5 million (before the reversal of the 2005 stock option vesting acceleration charge of $3.6 million) over the twelve-year period from 1994 through 2005.

As to grants to other officers and employees, possibly including Section 16 officers, delegation of approval authority to the Chief Executive Officer appears to have been the standard practice. For most of the period from 1994 to 2004 the Chief Executive Officer of the Company, assisted by the Chief Financial Officer, the Vice President for Human Resources, and the executive heads of various divisions, determined the recipients and amounts of stock option awards to employees of the Company, with the final required action being the Chief Executive Officer’s approval.

The Independent Directors found that the Company’s practice on pricing of option grants was inconsistent – at times the Company used the closing price of the Company’s stock the day before approval, and at other times the closing price on the day of approval. In its restatement the Company has adjusted options pricing to uniformly use the closing price on the day of the approval of the options as the preferable pricing method.

Of the $20.5 million in additional compensation expense recognized, approximately $7.2 million is attributable to grants awarded to current or former Section 16 officers, $0.4 million is attributable to grants awarded to directors, and the remaining $12.9 million is attributable to grants awarded to other employees.

Broad-Based Grants to Employees

For broad-based grants to employees, the required granting action was the approval of the awards by the Chief Executive Officer. The Independent Directors’ review found that, prior to February 2003, this approval was not thoroughly documented if at all. The Independent Directors’ review found that from February 2003 forward the Company’s option granting processes included better documentation of approval, and a more formal granting process was implemented. The Independent Directors conducted a grant-by-grant analysis using the available evidence for each grant, determined the date when grants were fixed with finality, and revised measurement dates if necessary.

New Hire or Promotion Grants

The Independent Directors’ review found that it was the practice at the Company for some senior executives to receive stock options as part of their negotiated compensation package upon joining the Company or upon assuming a more senior position within the Company. It was noted in the review that some offer or promotion letters included a statement that the employee would receive options at the lowest price within a several-month period. Review of selected personnel files for active and terminated employees demonstrated that: 1) option grants for new hires and promotions were the exception, rather than the rule, and 2) even for those new hires and promoted employees who received stock options as part of their compensation this “lowest price” language was unusual. For grants to employees whose new hire or promotion letter included such “lowest price” language the Company has considered whether that language led to the issuance of a discounted option and accounted for the grant accordingly.

The Independent Directors’ review also found a number of instances in which new hire or promotion option grants did not follow the terms outlined in the new hire or promotion letters. Those grants have been treated as repricings and given variable accounting treatment.

Grants to Senior Executives

The Company is recognizing $1,371,000 of compensation expense related to options granted to Mr. Simon between 1995 and 2001. Mr. Simon, who has been the Company’s Chief Executive Officer since its founding, did not have the ability to authorize grants to himself. Rather, all of Mr. Simon’s grants were approved by the Compensation Committee of the Board of Directors or, as discussed below, in some cases by the full Board. Stock options were a significant part of Mr. Simon’s compensation and were specifically provided for in his several employment agreements with the Company as disclosed in the Company’s annual proxy statements. The Independent Directors’ review found that the Compensation Committee did meet telephonically or in person on a number of occasions to approve option grants to Mr. Simon, typically with a representative of the Company, and, from time to time, outside counsel present. The members of the Compensation Committee relied upon the Company to document the Committee’s actions and apply the appropriate accounting treatment. The Independent Directors’ review found that documentation of the Compensation Committee’s actions was often not available in the Company’s records. This lack of available documentation in the Company’s records of actions by the Compensation Committee made the Independent Directors’ determination of the dates of approval difficult. For grants after 2002 better documentation of the timing of approval of grants to Mr. Simon was available, and no additional compensation expense for grants to Mr. Simon after 2002 has been recognized.

Mr. Simon received 600,000 stock options with a July 31, 2000 date and a strike price of $26.63. The evidence indicates that by approving a term sheet for Simon’s new employment agreement on June 30, 2000 the Board of Directors expressed its intent to grant 300,000 of those options on June 30, 2000 and 300,000 on July 1, 2000. Accordingly, the change in the language of Mr. Simon’s final employment agreement to grant and date the options on or before July 31, 2000 was effectively a repricing of the options, resulting in variable accounting treatment for the life of the grant. This change resulted in approximately $3.5 million of compensation expense in the quarter ended December 31, 2000; however, in accordance with the requirements of variable accounting, such compensation expense reversed in its entirety in the following quarters as the market price of the Company’s stock dropped below $26.63. The market price remained below $26.63 for all subsequent quarters with the exception of the quarter ended December 31, 2001, until variable accounting treatment was eliminated by the adoption of SFAS No. 123R. As a result, the repricing of this option did not have any impact on the cumulative effect recorded as of July 1, 2004.

The Independent Directors’ review found that a grant of 300,000 options to Mr. Simon at the July 11, 2001 closing price, which was the low price of the stock for that month, was approved by the full Hain Celestial Board of Directors at a meeting on August 7, 2001. Although the Board was advised that a grant with a July 2001 date was required (Mr. Simon’s employment agreement provided that his options would be granted between July 1 and July 31 of each year) in effect the Board approved the award of a stock option grant at a discounted price on August 7. Because the approval action for this grant occurred on August 7, 2001, that is the revised measurement date for this grant. This change resulted in approximately $1.2 million in compensation expense in the current restatement.

In determining the appropriate measurement dates for Mr. Simon’s option grants, the Company generally has relied upon the earliest contemporaneous documentary evidence for the grant. One exception is a grant made to Mr. Simon in connection with the Company’s acquisition of Natural Nutrition Group in May, 1999. For that specific grant of options to purchase 300,000 shares the Independent Directors’ review found that interview evidence of the Compensation Committee’s intent and approval of the grant contingent upon the closing of the acquisition was sufficient, although contemporaneous documentary evidence was not available, and the historic grant date of May 18, 1999 (the date the acquisition closed) was not changed.

Mr. Simon received a grant of 25,000 options dated October 16, 1995 at the exercise price of $2.94. The Independent Directors’ review found no contemporaneous documentation of granting action by the Compensation Committee or the Board of Directors for this grant. This grant has been remeasured to the date of the earliest available documentary evidence that the grant was fixed and final, which was September 27, 1996, the date on which the Company filed Form 10-KSB in which Mr. Simon’s grant was included in the earnings per share calculation. The closing price of the Company’s stock on September 27, 1996 was $3.88, which was used as the remeasured price for this grant in computing additional compensation expense to the Company.

Mr. Simon was entitled by his 2000 Employment Agreement to an annual grant each July of options to purchase 300,000 shares through July 2002. Mr. Simon received a grant of 300,000 options dated July 22, 2002 at the exercise price of $14.25 for which the Independent Directors’ review found no contemporaneous documentation of granting action by the Compensation Committee or the Board of Directors. Mr. Simon’s grant agreement appears to have been signed on October 22, 2002, which has been used as the remeasurement date for this grant. On October 22, 2002, the closing price of the Company’s stock was $13.62, so the remeasurement of this grant resulted in no additional compensation expense.

Mr. Simon was granted 300,000 options dated July 30, 2004 at the exercise price of $16.53. The Independent Directors’ review determined that this grant was considered and approved by the Compensation Committee on August 5, 2004, and that a unanimous written consent was executed by the members of the Committee between August 17, 2004 and August 26, 2004. August 5, 2004 has been used as the revised measurement date for this grant. Because the closing price of the Company’s stock on August 5, 2004 was $16.01, lower than the grant’s exercise price of $16.53, the Company has incurred no additional compensation expense for this grant.

Two option grants to Mr. Ira Lamel, the Company’s current Chief Financial Officer, have been given revised measurement dates as a result of the Independent Directors’ review. The Independent Directors’ review found that a grant to Mr. Lamel of 75,000 options on August 13, 2002 at the price of $12.13 was not supported by contemporaneous documentary evidence. Because the grant was disclosed in the Company’s proxy statement filed on October 15, 2002, Mr. Lamel’s grant has been assigned a revised measurement date of October 15, 2002 at the price of $14.80. Mr. Lamel also received a grant of 100,000 shares priced at $11.84 per share on February 4, 2003, which was the closing price of the Company’s stock on February 3, 2003. Because Mr. Lamel’s grant was approved on February 4, 2003 that grant has been remeasured using the closing price at that date, which was $12.39.

Grants to Outside Directors

For most of the Company’s history stock option awards were the only compensation provided to outside directors, apart from expense reimbursement. The directors’ plans provided for automatic grants to outside directors on their date of first election to the Board and on the date of the annual shareholder meeting, and also authorized the Board to make additional discretionary grants. The Chief Executive Officer appears to have been of the view that he had the authority to make discretionary grants to directors himself, but the Independent Directors’ review found no documentary evidence of such authority having been delegated to him by the Board. Accordingly, discretionary grants to outside directors have been measured on the date of approval of the grant by the Board of Directors, or on the date of the earliest other documentary evidence that the grant was fixed and final. Because under both the 1996 Directors Plan and the 2000 Directors Plan newly elected and re-elected directors were entitled to an automatic grant of options to purchase a certain numbers of shares on the date of the Annual Meeting of Shareholders, the number of non-discretionary shares provided under the Plans was considered by management to have been appropriately dated and priced on the date of the annual meeting even if the option documents were actually issued at a later date.

The Independent Directors’ review found that each of the Company’s outside directors received a grant of 15,000 options dated February 12, 2002, which was a quarterly low in the price of the Company’s stock. Board minutes for a meeting held on April 2, 2002 stated that the Board had approved grants of 15,000 options to each non-employee director “as of February 12, 2002.” Because the April 2002 minutes of the Board of Directors accurately reflected the date of the option granting activity, the Independent Directors’ review concluded that there was no intent to mislead on the part of the recipient directors. Those option grants have been remeasured to April 2, 2002.

Two outside directors received grants of 10,000 options dated August 13, 2002, which was an annual low in the Company’s stock price. Although the Independent Directors’ review found evidence that the Chief Executive Officer may have considered a grant to at least one of those directors on that date, and that the Chief Executive Officer was of the view that he could make such discretionary grants on his own authority, the Independent Directors concluded that the Chief Executive Officer was not so authorized. Accordingly, those two discretionary grants to directors have been remeasured to October 8, 2002, when the grants were considered and approved by the full Board.

All of the Company’s outside directors received option grants dated February 26, 2004, which was the date of the first Board meeting in which four new directors participated. The Independent Directors’ review found that 7,500 of the options granted to the already-appointed directors on that date should have been granted automatically under the 2000 Directors Stock Option Plan on the date of the previous annual shareholders meeting, December 4, 2003. The Independent Directors’ review further found that grants of 15,000 options to each of the four new directors should have been automatic upon their appointment to the Board in a telephonic meeting on January 30, 2004. Accordingly, the portion of each grant that should have been final at an earlier date, either December 4, 2003 or January 30, 2004, has been accounted for with variable accounting beginning on February 26, 2004, reflecting management’s view that those portions of the grants were effectively repriced on that date. The remaining portions of those grants have not been remeasured.

In addition, four other stock option grants to the directors were assigned revised measurement dates, resulting in a total additional compensation expense of approximately $94,000. A grant dated December 5, 1995 was assigned a revised measurement date without accounting consequence, because the grant was conditioned on shareholder approval of the 1996 directors’ plan during the annual meeting in 1996 and on the date of approval the price of the Company’s stock was lower than the grant price. Grants to the directors dated December 5, 2000 and December 11, 2001 were assigned revised measurement dates without accounting consequence, because part of each grant was an automatic annual grant to which the directors were entitled upon their re-election at the annual shareholders meeting, under the 1996 and 2000 directors’ plans, and the remainder was a discretionary grant for which direct contemporaneous documentation of finalization could not be located. The share prices on the revised measurement dates for these grants were lower than the grant prices and accordingly have no accounting consequence. Lastly, the independent directors found that a stock option grant to the directors dated April 12, 2005 was a repricing of the automatic annual grant to which the directors had been entitled on their re-election at the annual shareholders meeting in December of 2004. This last grant resulted in a variable accounting charge of approximately $94,000 in the fourth quarter of fiscal year 2005.

Revision of Measurement Dates as a Result of the Review

As a result of the deficiencies, the Independent Directors recommended, among other things, that the Company revise the accounting measurement dates for 48 dates (from among the 125 dates on which options grants were made in the Company’s history) where the market price of the Company’s stock on the revised dates was higher than on the measurement dates previously used by the Company. A number of these revised measurement dates impacted stock option grants made to senior management and directors of the Company. To determine the revised measurement dates for these options, we applied the guidance in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which deems the measurement date as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive; and (3) the option’s exercise price. In addition, the measurement date cannot be earlier than the date on which the grant is approved. We applied judgment in determining whether to revise measurement dates for prior option grants. In addition, if we determined that a measurement date needed to be revised, judgment was applied in determining the appropriate revised measurement date. In instances where we determined we could not rely on the original grant date for an option, we determined revised measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation or credible circumstantial information, that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

The Company previously accounted for its stock option grants as fixed grants under APB Opinion No. 25 and its related Interpretations, using a measurement date of the recorded grant date, through its fiscal year ended June 30, 2005, after which the Company adopted SFAS No. 123(R). For all grants issued with an exercise price equal to the fair market value of our common stock on the recorded grant date or closing price on the day preceeding when the grant was approved,2 we originally recorded no stock-based compensation expense and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the fair market value on the actual grant date. This expense should have been amortized over the vesting period of the option. We also determined that variable accounting treatment was required under APB Opinion No. 25 for certain stock option grants for which evidence indicated that the original exercise price of the option was subsequently modified. The application of variable accounting to stock option grants requires the remeasurement of the intrinsic value of the options be reported as compensation expense in the consolidated statements of income at the end of each reporting period until the options are exercised, canceled or expire.

The Company has determined that, based on the revised measurement dates, the pre-tax, non-cash charges for stock-based compensation expense aggregated $20.5 million (before the reversal of the 2005 stock option vesting acceleration charge of $3.6 million) over the approximate twelve-year fiscal period from 1994 through 2005.

The Company also evaluated the impact of the restatement on its income tax provisions. In the United States the Company is able to claim a tax deduction relative to certain exercised stock options. As a result, the Company has recorded a deferred tax asset, totaling $2.6 million at June 30, 2007, to reflect future tax deductions to the extent the Company believes such deferred tax assets to be recoverable.

[2]

As noted above, the Independent Directors found that the Company’s practice on pricing of option grants was inconsistent – at times the Company used the closing price of the Company’s stock the day before approval, and at other times the closing price on the day of approval. In its restatement the Company has adjusted options pricing to uniformly use the closing price on the day of the approval of the options as the preferable pricing method.

The income statement impact of the restatement is as follows:

Years ended June 30,	2006	2005	Cumulative effect at July 1, 2004
Net income as previously reported	$37,067	$21,870
Additional compensation expense resulting from incorrect measurement dates for stock option grants		(1,201)	$(19,257)
Reversal of acceleration charge (1)		3,581
Other matters related to stock-based compensation	(417)	(27)	(956)
Tax related effects	(283)	(162)	7,020

Total cumulative effect adjustment at July 1, 2004			$(13,193)

Net income, as restated	$36,367	$24,061

(1)	The Company reversed substantially all of the charge previously recorded in connection with the acceleration of vesting of stock options in June 2005 due to the misapplication of the relevant accounting rules made at the time of the acceleration. At the time of the acceleration, the Company recognized additional compensation expense of $3.7 million, representing the intrinsic value of all accelerated options. The additional charge should have been limited to options held only by those individuals who were expected to benefit from the acceleration.

The cumulative effect of the restatements through June 30, 2004 increased additional paid-in capital by $16.7 million from $391.9 million to $408.6 million, decreased non-current deferred tax liabilities by $4.2 million from $14.8 million to $10.6 million, decreased retained earnings by $13.2 million from $106.1 million to $92.9 million, and increased current liabilities by $0.7 million from $68.4 million to $69.1 million. Total stockholders’ equity increased by $3.5 million from $496.8 million to $500.2 million.

Impact of Internal Revenue Code

As a result of the determination that certain grants were issued in prior periods with exercise prices below the fair market value of our stock on the actual grant date, we have evaluated the potential tax consequences under various sections of the Internal Revenue Code (IRC).

As part of this restatement, we determined that certain grants which had incorrect measurement dates for accounting purposes, had originally been issued as incentive stock options, or ISO’s, but no longer qualified for ISO tax treatment. The resulting conversion of these options to non-qualified stock options exposes us to additional withholding taxes and penalties for failure to withhold taxes on the exercise of those options. We recorded a liability for payroll taxes in the event such grants would not be treated as ISO’s. These adjustments are included in the total of other related costs noted above.

Under IRC Section 409A, for stock options vesting after December 31, 2004 (“409A Affected Options”) the employee must report taxable income prior to the exercise date if the option was granted with an exercise price below the fair market value of the stock on the actual date of grant. In addition, the option holder is subject to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under state tax laws). The Company recognizes that numerous employees who were not involved in the stock option granting process received misdated options that may subject the employee to certain taxes and penalties under Section 409A of the tax code. As a result, the Board of Directors is considering various remedial actions available to alleviate this tax burden for non-Section 16 employees which, if adopted, would cause the Company to incur a charge to earnings in the range of $1.2 million to $1.5 million. Any action the Company takes with respect to Section 409A taxes and penalties will be subject to approval by its Board of Directors.

Effects of the Restatement Adjustments

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of operations for the fiscal years ended June 30, 2006 and 2005 (in thousands, except per share data):

	Year ended June 30, 2006			Year ended June 30, 2005
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
Net sales	$738,557	—	$738,557	$619,967	—	$619,967
Cost of sales	525,205	—	525,205	449,010	—	449,010

Gross profit	213,352	—	213,352	170,957	—	170,957
Selling, general and administrative expenses	147,878	$417	148,295	132,769	$(2,353)	130,416

Operating income	65,474	(417)	65,057	38,188	2,353	40,541
Interest and other expense, net	5,911	—	5,911	3,677	—	3,677

Income before income taxes	59,563	(417)	59,146	34,511	2,353	36,864
Provision for income taxes	22,496	283	22,779	12,641	162	12,803

Net income	$37,067	$(700)	$36,367	$21,870	$2,191	$24,061

Net income per share:
Basic	$0.98	$(0.01)	$0.97	$0.60	$0.06	$0.66

Diluted	$0.95	$(0.02)	$0.93	$0.59	$0.06	$0.65

Weighted average shares outstanding:
Basic	37,643	—	37,643	36,407	—	36,407

Diluted	38,912	—	38,912	37,153	—	37,153

The following table presents the effects of the stock-based compensation, related tax impact and other adjustments upon the Company’s previously reported consolidated balance sheet as of June 30, 2006 (in thousands):

	As Originally Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$48,875	—	$48,875
Accounts receivable, net	80,764	—	80,764
Inventories	105,883	—	105,883
Deferred income taxes	2,986	—	2,986
Prepaid expenses and other current assets	21,968	—	21,968

Total current assets	260,476	—	260,476
Property, plant and equipment, net	119,830	—	119,830
Goodwill	421,002	—	421,002
Trademarks and other intangible assets	61,626	—	61,626
Other assets	14,750	—	14,750

Total assets	$877,684	—	$877,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,341	—	$55,341

Accrued expenses and other current liabilities	26,553	$308	26,861
Income taxes payable	3,083	1,193	4,276
Current portion of long-term debt	1,065	—	1,065

Total current liabilities	86,042	1,501	87,543
Long-term debt, less current portion	151,229	—	151,229
Deferred income taxes	19,086	(3,192)	15,894

Total liabilities	256,357	(1,691)	254,666
Minority interest	4,926	—	4,926
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—
Common stock	396	—	396
Additional paid-in capital	446,319	13,393	459,712
Retained earnings	165,034	(11,702)	153,332
Foreign currency translation adjustment	17,397	—	17,397

	629,146	1,691	630,837
Less: treasury stock, at cost	(12,745)	—	(12,745)

Total stockholders’ equity	616,401	1,691	618,092

Total liabilities and stockholders’ equity	$877,684	—	$877,684

The following tables present the effects of the stock-based compensation and related tax adjustments upon the Company’s previously reported consolidated statements of cash flows for the fiscal years ended June 30, 2006 and 2005:

	Year ended June 30, 2006			Year ended June 30, 2005
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,067	$(700)	$36,367	$21,870	$2,191	$24,061
Adjustments to reconcile net income to net cash provided by operating activities:
SKU Rationalization charges	907	—	907	12,142	—	12,142
Depreciation and amortization	12,549	—	12,549	13,838	—	13,838
Deferred income taxes	5,048		5,048	(644)	147	(497)
Tax benefit from share-based compensation	—	2,269	2,269	827	—	827
Excess tax benefit from share-based compensation	—	(647)	(647)	—	—	—
Other non-cash items, net	268	—	268	68	—	68
Non-cash compensation	4,213	—	4,213	4,650	(2,380)	2,270
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired brands:
Accounts receivable	(12,418)	—	(12,418)	2,577	—	2,577
Inventories	(9,841)	—	(9,841)	496	—	496
Other current assets	(2,311)	—	(2,311)	(6,977)	—	(6,977)
Other assets	769	—	769	(5,936)	—	(5,936)
Accounts payable and accrued expenses	10,015	417	10,432	(4,015)	27	(3,988)
Income taxes, net	6,278	283	6,561	(3,923)	15	(3,908)

Net cash provided by operating activities	52,544	1,622	54,166	34,973	—	34,973

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of brands, net of cash acquired	(84,480)	—	(84,480)	(11,098)	—	(11,098)
Purchases of property and equipment	(14,479)	—	(14,479)	(9,890)	—	(9,890)
Equity investments	(1,600)	—	(1,600)	—	—	—

Net cash used in investing activities	(100,559)	—	(100,559)	(20,988)	—	(20,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior notes	150,000	—	150,000	—	—	—
Proceeds (payments) from bank revolving credit facility, net	(89,700)	—	(89,700)	(9,500)	—	(9,500)
Repayments of other long-term debt, net	(3,854)	—	(3,854)	(6,962)	—	(6,962)
Costs in connection with bank financing	(1,201)	—	(1,201)	(34)	—	(34)
Purchase of treasury stock	—	—	—	(3,460)	—	(3,460)
Proceeds from exercise of options and warrants, net of related expenses	15,104	—	15,104	5,241	—	5,241
Excess tax benefits from share-based compensation	2,269	(1,622)	647	—	—	—

Net cash provided by (used in) financing activities	72,618	(1,622)	70,996	(14,715)	—	(14,715)

Effect of exchange rate changes on cash	133	—	133	(2,620)	—	(2,620)

Net increase (decrease) in cash and cash equivalents	24,736	—	24,736	(3,350)	—	(3,350)
Cash and cash equivalents at beginning of year	24,139	—	24,139	27,489	—	27,489

Cash and cash equivalents at end of year	$48,875	—	$48,875	$24,139	—	$24,139

The Company has restated the pro forma information required under SFAS Statement No. 123 in Note 14 to the consolidated financial statements of this Form 10-K to reflect the impact of these adjustments for the year ended June 30, 2005. The impact of the restatement on the pro forma information is as follows:

Year ended June 30, 2005	As originally reported	Adjustments	As restated
Net income, as reported	$21,870	$2,191	$24,061
Non-cash compensation charge net of related tax effects	3,759	(2,233)	1,526
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(8,886)	52	(8,834)

Pro forma net income	$16,743	$10	$16,753

Basic net income per common share:
As reported	$0.60		$0.66
Pro forma	$0.46		$0.46
Diluted net income per common share:
As reported	$0.59		$0.65
Pro forma	$0.45		$0.45

4. EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.

	2007	2006	2005
		(As restated)	(As restated)
Numerator:
Net income	$47,482	$36,367	$24,061

Denominator (in thousands):
Denominator for basic earnings per share—weighted average shares outstanding during the period	39,315	37,643	36,407
Effect of dilutive securities:
Stock options and awards	1,793	1,269	745
Warrants	—	—	1

	1,793	1,269	746

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	41,108	38,912	37,153

Basic net income per share	$1.21	$0.97	$0.66

Diluted net income per share	$1.16	$0.93	$0.65

Options totaling 491,000 in 2007, 2,131,000 in 2006 and 3,119,000 in 2005 were excluded from our earnings per share computations as their effects would have been anti-dilutive.

5. STOCK KEEPING UNIT RATIONALIZATION

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

6. ACQUISITIONS AND DISPOSAL

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.

Fiscal 2007

On June 8, 2007, we acquired the tofu and meat-alternative business of WhiteWave Foods Company, a subsidiary of Dean Foods Company. The product line includes baked and grilled tofu, seitan, tempeh and other traditional tofu items which are sold under the TofuTown® and WhiteWave® (under a 12-month license) brand names. The acquisition complements our existing Yves Veggie Cuisine® product line, strengthening and expanding our fresh, meat-free alternative product offerings. The total consideration paid was approximately $2.1 million, including transaction costs.

On January 11, 2007, we acquired Avalon Natural Products, Inc. (“Avalon”), a leader in the natural products category in the areas of skin care, hair care, bath and body and sun care, for approximately $126.1 million in cash, including transaction costs. We believe that the addition of the Avalon Organics®, Alba Botanica® and Alba Organics™ brands provides us with a stronger, broader product portfolio in the natural and organic personal care products category. The acquisition was funded with available cash balances and borrowings under our Credit Facility (see Note 11). The Company is in the process of allocating the purchase price and obtaining a valuation for acquired intangible assets. Based on our preliminary purchase price allocation, we recorded goodwill (which is not deductible for tax purposes) of $119.4 million at June 30, 2007 in connection with this acquisition. Management is currently developing integration plans which may result in additional costs which will be accrued as a liability in conjunction with recording the purchase of Avalon and which will result in an increase to goodwill. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed of Avalon as of the date of acquisition:

Current assets	$15,377
Property and equipment	471
Goodwill	119,438
Other assets	412

Total assets	135,698
Current liabilities	(9,555)

Total preliminary purchase price allocation	$126,143

On December 8, 2006, we acquired the business and certain assets of Haldane Foods Limited, a United Kingdom-based producer of meat-free food and non-dairy beverage products. Haldane’s product lines include Realeat® frozen foods; Granose®, Direct Foods and Realeat® dry mixes; and Granose® non-dairy beverages. The Haldane frozen meat-free business is a complementary fit with the Linda McCartney® brand, acquired last fiscal year. The total consideration paid was approximately $10.1 million, including transaction costs. As a result of the initial purchase price allocation, we recorded goodwill of $2.5 million (which is deductible for tax purposes) at June 30, 2007 in connection with this acquisition. In conjunction with the acquisition of the Haldane business and during 2007, the Company identified opportunities to integrate the frozen meat-free foods business into its existing Fakenham, United Kingdom facility. Subsequent to the acquisition, the Company approved integration actions relating to the acquired business in the amount of $1.1 million, which were recorded as costs of the acquisition. These actions principally reflect severance costs associated with production and administrative functions of the acquired business as well as the cost of lease and other contractual obligations for which no future benefit will be realized. During fiscal 2007, we utilized $0.2 million of this reserve. The purchase of the Haldane business did not have a material impact on our consolidated financial position or results of operations.

The purchase price allocations for these acquisitions are preliminary and may be revised as additional information becomes available. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. The balance sheet at June 30, 2007 includes the assets acquired and liabilities assumed valued on a preliminary basis at fair market value at the dates of purchase. We are in the process of performing the procedures required to finalize the purchase price allocation for the above fiscal 2007 acquisitions; however, these procedures are in the early stages and are expected to be completed during fiscal 2008. Any required adjustments to the preliminary purchase price will be recorded in the period finalized.

On August 31, 2006, we completed the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, to Pro Natura, a French company specializing in the distribution of organic produce. Biomarché generated approximately $18.0 million in sales for the fiscal year ended June 30, 2006. Total consideration received was €6.5 million (approximately $8.3 million). We also earned a contingent additional payment of approximately €0.7 million ($0.9 million) based on sales achieved for the year ended June 30, 2007. We recognized a pretax gain of $3.4 million, net of a $3.3 million charge for allocated goodwill ($1.2 million after tax) in connection with the sale, which is included in “Interest and other expenses, net” in the accompanying consolidated statement of income. The results of operations and cash flows for Biomarché for the two months ended August 31, 2006, which were not material, are included in the consolidated statements of income and of cash flows, respectively.

Fiscal 2006

On June 12, 2006, we acquired the Linda McCartney® brand (under license) of frozen meat-free business from the H.J. Heinz Company, including its manufacturing facility based in Fakenham, England. A leader in the meat-free category with its range of sausages, ready meals, and pastry products, the Linda McCartney brand is recognized for its vegetarian credentials while providing healthy and tasty meal solutions. Total consideration paid was approximately $6.6 million including transaction costs. We utilized independent valuation firms to assist in estimating the fair value of the acquired fixed and identifiable intangible assets. No goodwill resulted from this transaction since assets acquired exceeded consideration paid. The excess of the net assets acquired over the purchase price of approximately $13.1 million was allocated as a reduction of fixed and intangible assets.

On April 30, 2006, we acquired the fresh prepared foods business based in Luton, England, from the H.J. Heinz Company. Total consideration paid was approximately $2.7 million including transaction costs. We utilized independent valuation firms to assist in estimating the fair value of the acquired fixed and identifiable intangible assets. No goodwill resulted from this transaction since assets acquired exceeded consideration paid. The excess of net assets acquired over the purchase price of approximately $8.5 million was allocated as a reduction of fixed and intangible assets.

On March 3, 2006, we acquired the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products, which are sold through drug stores, supermarkets and mass retailers. The total consideration paid was approximately $25.1 million in cash, $2.5 million in stock, plus the assumption of certain liabilities. The purchase price excludes contingency payments we may be obligated to pay. The contingency payments are based on the achievement by the acquired business of certain financial targets over an approximate two-year period following the date of acquisition. Such payments, which could total $3.0 million, will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The Company has assigned $10.3 million to identifiable intangible assets, predominantly trade names which are not being amortized. The excess of the purchase price over the estimated fair value of net assets acquired was $13.9 million and was recorded as goodwill, which is deductible for tax purposes.

On December 16, 2005, we acquired Spectrum Organic Products, Inc. Spectrum is a California-based leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals® brand and nutritional supplements under the Spectrum Essentials® brand. Spectrum’s products are sold mainly through natural food retailers. Spectrum shareholders received $0.7035 per share, consisting of $0.3485 per share in cash and $0.355 per share in Hain shares, valuing the Hain shares at $19.80 per share as provided in the merger agreement. We issued approximately 900,000 shares in connection with this acquisition. The total consideration paid was approximately $29.3 million in cash, $17.4 million in stock plus the assumption of certain liabilities. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The Company has assigned $18.3 million to identifiable intangible assets, predominantly trade names which are not being amortized. The excess of the purchase price over the estimated fair value of net assets acquired was $16.5 million and was recorded as goodwill, which is not deductible for tax purposes.

On July 1, 2005, we acquired the assets of College Hill Poultry of Fredericksburg, PA through Hain Pure Protein Corporation, which is a joint venture with Pegasus Capital Advisors, LP, a private equity firm. We control 50.1% of the joint venture. Hain Pure Protein’s brand of natural and organic antibiotic-free chickens are raised on family farms and grain-fed without antibiotics or animal by-products. FreeBird™ customers include supernaturals and conventional supermarkets, natural food stores and foodservice outlets. The purchase price consisted of approximately $4.7 million in cash as well as the assumption of certain liabilities. The acquisition of the Hain Pure Protein business did not have a material impact on our consolidated financial position or results of operations.

Fiscal 2005

On April 4, 2005, we acquired 100% of the stock of privately held Zia Cosmetics, Inc., including the Zia® Natural Skincare brand, a leader in therapeutic products for healthy, beautiful skin sold mainly through natural food retailers. The purchase price consisted of approximately $10 million in cash as well as the assumption of certain liabilities. The purchase agreement included a provision for contingency payments based on the achievement by Zia of certain financial targets over an approximate two-year period following the date of acquisition. No contingency payments were required. The acquisition of Zia did not have material impact on the Company’s consolidated financial position or results of operations.

The following table presents unaudited pro forma information about sales and net income had the operations of the above described acquisitions been combined with our business as of the first day of the periods shown. This information has not been adjusted to reflect any changes in the operations of these businesses and brands subsequent to their acquisition by us. Changes in operations of these acquired businesses and brands include, but are not limited to, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, changes in marketing and advertising programs and integration of systems and personnel. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below. Further, the pro forma sales and net income information for the prior periods has not been adjusted to reflect, among other things, brands which have been disposed of or licensed to others, reductions in sales due to losses of customers upon acquisition of businesses by us due to change in pricing policies and practices, discontinuation by us of co-pack arrangements for certain products after acquisition by us, or items no longer sold by us as the result of the 2005 SKU rationalization program (sales of rationalized SKUs continued throughout fiscal 2006 and 2007). As a result, sales as presented for the prior periods appear higher than what would have been presented had these adjustments been reflected.

	2007	2006	2005
		(As restated)	(As restated)
Net sales	$934,365	$925,932	$837,233

Net income	$46,647	$37,238	$27,080

Earnings per share:
Basic	$1.19	$0.98	$0.72

Diluted	$1.13	$0.95	$0.71

Weighted average shares:
Basic	39,315	38,125	37,405

Diluted	41,108	39,394	38,151

In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

7. INVENTORIES

Inventories consist of the following at June 30:

	2007	2006
Finished goods	$72,149	$64,771
Raw materials, work-in-process and packaging	56,913	41,112

	$129,062	$105,883

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30:

	2007	2006
Land	$8,688	$10,958
Buildings and improvements	36,243	38,483
Machinery and equipment	123,278	113,958
Furniture and fixtures	6,554	6,107
Leasehold improvements	1,751	3,120
Construction in progress	1,190	2,257

	177,704	174,883
Less:
Accumulated depreciation and amortization	62,803	55,053

	$114,901	$119,830

Assets held under capital leases, which are included within machinery and equipment at June 30, 2007 and 2006, are not material.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-life intangible assets must be tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform our annual test for impairment during the fourth quarter of our fiscal year. We have evaluated the fair value of our goodwill and indefinite-life intangible assets and, based on such evaluations, no impairment existed through June 30, 2007. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

Changes in the carrying amount of goodwill for the years ended June 30, 2007 and 2006 were as follows:

	2007	2006
Balance at beginning of year	$421,002	$350,833
Additions	122,031	67,258
Sale of Biomarché	(3,350)	—
Reallocations to intangible assets	(28,453)	—
Translation and other adjustments, net	(1,894)	2,911

Balance at end of year	$509,336	$421,002

During the year ended June 30, 2007, based on the results of independent appraisals, we reallocated approximately $10.6 million preliminarily allocated to goodwill related to the acquisition of the business and assets of Para Laboratories, Inc., and approximately $17.0 million preliminarily allocated to goodwill related to the acquisition of Spectrum Organic Products, Inc., to other intangibles, predominantly non-amortized trademarks. Included in translation and other adjustments are the impacts of changes in foreign currency exchange rates on goodwill, adjustments of certain purchase accounting liabilities, the realization of certain tax positions and adjustments to our estimates of fair value of net assets acquired.

We are continuing to evaluate the initial purchase price allocations of certain other acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation for these acquisitions as of the date of these financial statements.

At June 30, 2007, included in trademarks and other intangible assets on the balance sheet, are approximately $8.2 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$8,205	$3,365	$3,987	$2,763
Non-amortized intangible assets:
Trademarks	98,173	6,671	67,055	6,653

Amortization of intangible assets with finite lives amounted $2.0 million in fiscal 2007, $0.6 million in 2006 and $0.6 million in 2005. The weighted average amortization period of amortized intangible assets is 10.1 years. The expected aggregate amortization expense in each of the next five fiscal years is $1.0 million in 2008, $0.8 million in 2009, $0.6 million in 2010, $0.4 million in 2011 and $0.2 million in 2012.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	2007	2006
Payroll and employee benefits	$6,671	$5,755
Advertising and trade promotions	13,164	2,093
Other	22,113	19,013

	$41,948	$26,861

11. LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt at June 30 consists of the following:

	2007	2006
Senior Notes	$150,000	$150,000
Senior Revolving Credit Facilities payable to banks	65,000	—
Capitalized equipment leases and other debt instruments	1,012	2,294

	216,012	152,294
Current Portion	566	1,065

	$215,446	$151,229

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. Proceeds from the senior notes were used to repay outstanding borrowings of $131.7 million under the Company’s previous revolving credit facility. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. Also on May 2, 2006, we entered into a new Amended and Restated Credit Agreement, providing us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. The Credit Facility provides for reductions in the applicable margin as compared to the Credit Facility prior to its amendment and restatement. As of June 30, 2007 and 2006, $150.0 million of the senior notes was outstanding at an interest rate of 5.98%. As of June 30, 2007, there were $65.0 million of borrowings outstanding under the Credit Facility. There were no borrowings outstanding under the Credit Facility as of June 30, 2006. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature. We were not in compliance with the financial reporting requirements regarding timely delivery of our financial statements under the credit agreement and the senior notes for the periods ended June 30, 2007 and September 30, 2007. The lenders under the Credit Facility and the holders of our senior notes have agreed to extend the due dates for delivery of the financial statements for the periods noted above until January 31, 2008.

Our other debt instruments aggregate $1.0 million and include obligations under capitalized leases for machinery and equipment and a note payable of $0.5 million due by our European operations to one of the banks that is a participant in our Credit Facility.

Maturities of all debt instruments at June 30, 2007, are as follows:

2008	$566
2009	22
2010	31
2011	65,393
2012	—
Thereafter	150,000

$216,012

Interest paid (which approximates the related expense) during the years ended June 30, 2007, 2006 and 2005 amounted to $11.1 million, $5.6 million and $3.9 million, respectively.

12. INCOME TAXES

The components of income before income taxes for the years ended June 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
		(As restated)	(As restated)
Domestic	$52,721	$45,890	$29,096
Foreign	24,371	13,256	7,768

Total	$77,092	$59,146	$36,864

The provision for income taxes for the years ended June 30, 2007, 2006 and 2005 is presented below.

	2007	2006	2005
		(As restated)	(As restated)
Current:
Federal	$9,852	$9,540	$8,805
State	2,160	1,806	1,841
Foreign	6,721	4,666	2,639

	18,733	16,012	13,285

Deferred:
Federal and state	9,535	6,767	(482)
Foreign	1,342	—	—

	10,877	6,767	(482)

Total	$29,610	$22,779	$12,803

The federal and state income tax provisions do not reflect tax savings resulting from deductions associated with our stock option plans. The current tax benefit realized upon the exercise of stock options charged to additional paid in capital amounted to $3.0 million in 2007, $1.7 million in 2006 and $0.5 million in 2005.

Income taxes paid during the years ended June 30, 2007, 2006 and 2005 amounted to $20.6 million, $8.0 million and $14.6 million.

Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company’s provision for income taxes for the years ended June 30 are as follows:

	2007	%	2006	%	2005	%
			(As restated)		(As restated)
Expected U.S. federal income tax at statutory rate	$26,982	35.0%	$20,701	35.0%	$12,903	35.0%
State income taxes, net of federal benefit	2,185	2.8	1,949	3.3	997	2.7
Stock options					619	1.7
Foreign income at different rates	16	0.0	115	0.2	160	0.4
Non-deductible goodwill written off on disposal	1,173	1.5
Other	(746)	(0.9)	14	(0.0)	(1,876)	(5.1)

Provision for income taxes	$29,610	38.4%	$22,779	38.5%	$12,803	34.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) as of June 30 are as follows:

	2007	2006
		(As restated)
Current deferred tax assets:
Basis difference on inventory	$2,695	$2,074
Allowance for doubtful accounts	548	387
Net operating loss carryforwards	—	191
Reserves not currently deductible	4,826	334

Current deferred tax assets	8,069	2,986

Noncurrent deferred tax liabilities:
Difference in amortization	(18,966)	(15,821)
Basis difference on property and equipment	(11,782)	(7,689)

Noncurrent deferred tax assets:
Net operating loss and tax credit carryforwards	7,140	5,228
Stock options as compensation	3,470	4,758
Other	196	—
Valuation allowances	(2,290)	(2,370)

Noncurrent deferred tax liabilities, net	(22,232)	(15,894)

	$(14,163)	$(12,908)

We have U.S. tax credit carryforwards of $1.7 million at June 30, 2007 with various expiration dates through 2016. We have U.S. federal tax net operating losses available for carryforward at June 30, 2007 of $9.1 million that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2022. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company and various subsidiaries have state tax net operating loss carryforwards of $8.2 million at June 30, 2007 with varying expiration dates. We also have foreign net operating losses of approximately $4.9 million which are available to reduce future income tax payments in Germany and Belgium. Of the $7.1 million deferred tax asset for credit and net operating loss carryforwards at June 30, 2007, the Company considers it unlikely that a portion of these tax benefits will be realized; a $2.3 million valuation allowance has been established against these respective deferred tax assets.

As of June 30, 2007, the Company had approximately $32 million of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that might be payable if some or all of such earnings were to be remitted.

The Company is routinely audited by federal, state and foreign tax authorities with respect to its income taxes. The Company regularly reviews and evaluates the likelihood of audit assessments and believes it has adequately accrued for exposures for tax liabilities resulting from future tax audits. To the extent the Company would be required to pay amounts in excess of reserves or prevail on matters for which accruals have been established, the Company’s effective tax rate in a given period may be materially impacted. The Company’s federal income tax returns for fiscal years 2004 and 2005 are currently being audited by the Internal Revenue Service. Although proposed adjustments have not been received for these years and the outcome of in-progress tax audits is always uncertain, management believes the ultimate outcome of the audit will not have a material impact on the Company’s consolidated financial statements.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue “blank check” preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2007 and 2006, no preferred stock was issued or outstanding.

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

Common Stock Issued – Business Acquisitions

As part of the Spectrum and Para Laboratories acquisitions consummated during fiscal 2006, 998,092 common shares were issued to the sellers, valued at approximately $20.1 million in the aggregate. (See Note 5)

In connection with our strategic alliance with Yeo Hiap Seng, Limited, we issued 100,482 common shares in September 2005 valued at approximately $2.0 million and 196,464 common shares in May 2007 valued at approximately $6.0 million. (See Note 15)

14. STOCK BASED COMPENSATION

The Company has various plans under which the Company’s officers, senior management, other key employees and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards. We had stock option awards outstanding under seven long-term incentive plans as of June 30, 2007.

2002 Long-Term Incentive and Stock Award Plan, as amended. In October 2002, we adopted the 2002 Long-Term Incentive and Stock Award Plan. The plan provides for the granting of stock options and other equity awards to employees, directors and consultants to purchase shares of our common stock. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. In December 2003, the plan was amended to increase the number of shares issuable by 1,500,000 shares and in November 2005, the plan was further amended to increase the number of shares issuable by 750,000 shares bringing the total shares issuable under this plan to 3,850,000. At the 2006 Annual Meeting of Stockholders, the plan was amended to increase the number of shares issuable by 2,000,000 shares to 5,850,000 shares. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant and expiration ten years after the date of grant. Effective December 1, 2005, new options granted under the plan will expire seven years after the date of grant. Vesting terms are determined at the discretion of the Company. No awards shall be granted under this plan after December 1, 2015. During fiscal year 2005, options to purchase 1,545,400 shares were granted at prices ranging from $16.01 to $20.57 per share. During fiscal years 2006 and 2007, no options were granted under this plan. At June 30, 2007, 1,385,396 options were outstanding and 2,794,950 options were available for grant under this plan.

2000 Directors Stock Option Plan, as amended. In May 2000, we adopted the 2000 Directors Stock Option Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. In December 2003, the plan was amended to increase the number of shares issuable by 200,000 shares to 950,000 shares. During fiscal year 2005, options to purchase 67,500 shares were granted at a price of $18.11 per share. During fiscal years 2006 and 2007, no options were granted under this plan. At June 30, 2007, 505,500 options were outstanding and 264,500 options were available for grant under this plan.

At June 30, 2007 there were 3,864,508 options outstanding that were granted under five other prior Hain and Celestial Seasonings plans. Although no further awards can be granted under those plans, the options outstanding continue in accordance with the terms of the respective plans.

Prior to fiscal 2006, the Company elected to follow the accounting provisions of APB Opinion No. 25 for stock-based compensation and to provide the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, the Company did not recognize compensation expense for stock option grants for periods prior to July 1, 2005, as the Company has historically treated its stock options as having been granted at fair market value of the underlying stock on the date of grant (however, see Note 3, Restatement of Consolidated Financial Statements, for a discussion of a review of equity grants which resulted in, among other things, the use of revised measurement dates for certain grants).

Total stock-based compensation expenses included in selling, general and administrative expense in the consolidated statements of income were $984 for 2007, $4,213 for 2006 and $4,650 for 2005. At June 30, 2007 there was no unrecognized compensation expense.

SFAS No. 123(R) requires that contractual commitments to issue stock options be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with its Chief Executive Officer (“CEO”) contains such a commitment; however the options which were to be awarded in July 2005 and July 2006 have not been granted, principally due to an insufficient number of shares available under the Company’s Long Term Incentive and Stock Award Plans. Under SFAS No. 123(R), regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined in SFAS No. 123(R) as the “requisite service period.” The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R) and, therefore, no expense has been recorded for the July 2005 options. The Company will incur a charge to earnings at such time as those options are granted. The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006 and as a result, $3.2 million of compensation cost was charged to earnings during the fiscal year ended June 30, 2006. These options remain un-granted at June 30, 2007. Until such time as the July 2006 options are granted, the Company will be required to revalue (mark-to-market based on the Black-Scholes value) the un-granted options at the end of each quarter, with the change in value charged or credited to compensation expense, included in selling, general and administrative expenses. During the year ended June 30, 2007, $48 was included in compensation expense as a result of the revaluation.

In June 2005, our board of directors approved the acceleration of the vesting of all outstanding unvested stock options held by employees. This action was taken in order to reduce future compensation charges for these stock options and to provide an incentive to employees in view of the uncertainty of future equity-based compensation with the pending implementation of SFAS No. 123(R). As a result of this action, approximately 1.2 million outstanding unvested stock options were accelerated (approximately 56,000 of which were at exercise prices greater than market price at the date of acceleration), substantially all of which were granted in August 2004 at an exercise price of $16.01 per share with original vesting through August 2006. We recognized a charge to earnings for the difference between the market value of our stock on the date of acceleration and the exercise price of the options for individuals whose termination date preceded the original vesting dates, such charge amounting to approximately $0.1 million for the year ended June 30, 2005. As a result of this action, there will be no stock option amortization expense in future periods for stock options granted prior to July 1, 2005.

Our CEO was granted options to purchase 125,000 shares of common stock at $4.8125 per share on June 30, 1997, pending approval of an increase in the number of shares available for grant (approved by shareholders on December 9, 1997). We incurred a straight line non-cash compensation charge of $46,000 annually over the ten-year vesting period ended June 30, 2007 based on the excess ($0.5 million) of the market value of the stock options ($8.50 per share) on December 9, 1997 over the $4.8125 per share market value on the date of grant.

A summary our stock option plans’ activity for the three years ended June 30, 2007 follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding July 1, 2004	6,803,187	$18.67
Granted	1,848,500	16.35
Exercised	(374,683)	12.75
Cancelled	(126,550)	21.57

Options outstanding June 30, 2005	8,150,454	18.37
Exercised	(1,009,099)	15.16
Cancelled	(34,300)	22.54

Options outstanding June 30, 2006	7,107,055	18.76
Exercised	(1,102,518)	16.71
Cancelled	(249,133)	24.43

Options outstanding June 30, 2007	5,755,404	18.91	4.79	$48,008

Options exercisable at June 30, 2007	5,755,404	$18.91	4.79	$48,008

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the year ended June 30, 2007 and the exercise price) that would have been received by the option holders had all options been exercised on June 30, 2007. This value will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $12.0 million during the year ended June 30, 2007, $7.5 million during the year ended June 30, 2006 and $2.1 million during the year ended June 30, 2005. During fiscal year 2007, the cash received from stock option exercises was $18.4 million. The tax benefit expected to be realized from the tax deductions for stock option exercises totaled $4.2 million for the year ended June 30, 2007 and is reflected as a component of shareholders’ equity in the consolidated balance sheet.

The average fair value of options granted was $8.73 during the year ended June 30, 2005. The fair value was estimated using the Black-Sholes option pricing model based on the weighted average assumptions of:

Risk-free rate	4.0% to 6.77%
Expected volatility	45%
Expected life	7.0 years
Dividend yield	0.0%

The following table summarizes information for stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding as of June 30, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable as of June, 30 2007	Weighted Average Exercise Price
$2.94 - $6.75	246,944	12.09	$4.83	246,944	$4.83
6.75 - 12.50	272,600	5.08	11.75	272,600	11.75
12.50 - 17.65	2,201,890	5.27	15.98	2,201,890	15.98
17.65 - 19.19	603,600	4.72	18.07	603,600	18.07
19.19 - 22.73	1,208,010	4.01	21.01	1,208,010	21.01
22.73 - 25.68	72,310	2.65	23.49	72,310	23.49
25.68 - 29.35	1,006,550	3.22	26.72	1,006,550	26.72
29.35 - 33.01	143,500	3.28	31.46	143,500	31.46

	5,755,404	4.79	$18.91	5,755,404	$18.91

There were 6,814,854 shares of Common Stock reserved for future issuance as of June 30, 2007.

Prior to the adoption of SFAS No. 123(R)

The following table illustrates the effect on net income per share had compensation costs of the Company’s stock-based plans been determined under a fair value alternative method as stated in SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

2005
(As restated)
Net income, as reported	$24,061
Non-cash compensation charge net of related tax effects	1,526
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(8,834)

Pro forma net income	$16,753

Basic net income per common share:
As reported	$0.66
Pro forma	$0.46

Diluted net income per common share:
As reported	$0.65
Pro forma	$0.45

Pro forma information regarding earnings and earnings per share was determined as if we had accounted for our stock options under the fair value method of SFAS No. 123.

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

Restricted stock

In accordance with the terms of the employment agreement with our CEO, on February 24, 2004 we granted 150,000 shares of restricted common stock to our CEO. On the grant date, the market value of our common stock was $20.90 per share and, therefore, the total market value of the grant approximated $3.1 million. These shares vest ratably from the date of grant through expiration of the employment agreement on June 30, 2007. For the years ended June 30, 2007, 2006 and 2005, approximately $0.9 million, $0.9 million, and $0.9 million, respectively, are included in general and administrative expenses.

15. EQUITY INVESTMENTS

On September 6, 2005, the Company and Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, exchanged $2 million in equity investments in each other resulting in the issuance of an aggregate of 100,482 shares of the Company’s common stock to YHS and one of its subsidiaries and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. On May 30, 2007, the Company and YHS exchanged an additional $6 million in equity investments in each other, resulting in the issuance of an aggregate of 196,464 shares of the Company’s common stock to YHS and one of its subsidiaries and the issuance of 4,044,800 ordinary shares of YHS to the Company. The Company’s investment in YHS shares is carried at cost and is included in other assets in the accompanying consolidated balance sheet, since the Company is restricted from selling these shares before the second anniversary of the dates of purchase.

In addition, YHS has granted to the Company an option to acquire up to 5% of its issued and outstanding shares, and the Company has granted to YHS an option to acquire a number of shares equal in value to the investment made by the Company. Each of the companies has a right of first refusal on the sale of its shares.

These investments represent the continuation of an alliance between the Company and YHS to explore the expansion of distribution channels and geographical markets and to pursue joint interests in product development and marketing and distribution of food and beverages.

On June 30, 2006, the Company made an investment in Halo, Purely for Pets, Inc. (“Halo”), a company specializing in natural and organic pet food and pet products. Our investment consisted of $1.6 million for which we received a 33.6% non-controlling interest in the joint venture. The Company accounts for its investment in Halo under the equity method of accounting. As of June 30, 2007, the cost approximates the value of our investment which is included in other assets in the accompanying consolidated balance sheet.

16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases

Our corporate headquarters is located in approximately 35,000 square feet of leased office space in Melville, New York, under a lease which expires in December 2012. In addition, the Company leases manufacturing and warehouse space under leases which expire through 2012. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2007, are as follows:

2008	$7,232
2009	6,643
2010	5,705
2011	5,078
2012	4,028
Thereafter	1,146

$29,832

Rent expense charged to operations for the years ended June 30, 2007, 2006 and 2005 was approximately $7.1 million, $5.4 million and $5.5 million, respectively.

Defined Contribution Plans

We have a 401(k) Employee Retirement Plan (“Plan”) to provide retirement benefits for eligible employees. All full-time employees of Hain and our domestic subsidiaries that have attained the age of 21 are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2007, 2006 and 2005, we made contributions to the Plan of $0.4 million, $0.3 million and $0.3 million, respectively.

Our subsidiary, Hain Celestial Canada ULC, has its own separate Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Yves who meet eligibility requirements may participate in that plan.

Foreign Exchange Risk Management

We have no involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice would be to minimize the impact of foreign exchange rate movements on our operating results. As of June 30, 2007, we had no outstanding forward exchange contracts.

17. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The Company is defending these lawsuits. Plaintiffs have filed a motion to consolidate the two actions. The motion is pending.

On June 15, 2007 the Company announced that it had been informed by the SEC that it was conducting an informal inquiry into its stock option practices. The Company is cooperating in the SEC’s investigation.

A complaint was filed by Change to Win against the Company on January 10, 2008 in the Court of Chancery of the State of Delaware seeking to compel the Company to conduct its 2007 Annual Meeting pursuant to 8 Del. C. §211, which entitles the Company’s stockholders to an annual meeting within thirteen months of the last annual meeting.

18. SEGMENT INFORMATION

Our company is engaged in one business segment: the manufacturing, distribution and marketing of natural and organic food and personal care products. We define business segments as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by our chief operating decision maker (“CODM”). Our chief operating decision maker is the Company’s Chief Executive Officer. Characteristics of our operations which are relied on in making this determination include the similarities apparent in the Company’s products in the natural and organic consumer markets, the commonality of the Company’s customers across brands, the Company’s unified marketing strategy, and the nature of the financial information used by the CODM, described below, other than information on sales and direct product costs, by brand. In making decisions about resource allocation and performance assessment, the Company’s CODM focuses on sales performance by brand using internally generated sales data as well as externally developed market consumption data acquired from independent sources, and further reviews certain data regarding standard costs and standard gross margins by brand. In making these decisions, the CODM receives and reviews certain Company consolidated quarterly and year-to-date information; however, the CODM does not receive or review any discrete financial information by geographic location, business unit, subsidiary, division or brand. The CODM reviews and approves capital spending on a Company consolidated basis rather than at any lower unit level.

The Company’s sales by product category are as follows:

	2007	2006	2005
Grocery	$462,310	$376,518	$343,445
Snacks	96,567	96,243	87,207
Tea	91,539	100,918	100,871
Personal care	93,978	47,074	29,230
Other	156,038	117,804	59,214

	$900,432	$738,557	$619,967

The “other” category in the above table includes, but is not limited to, sales in such product categories as protein, meat alternative products, and fresh prepared foods. Sales of each of these categories was less than 10% of total sales in each year.

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

Years ended June 30,	2007	2006	2005
		(As restated)	(As restated)
Net sales:
United States	$676,505	$595,754	$489,096
Canada	57,850	51,408	46,833
Europe	166,077	91,395	84,038

	$900,432	$738,557	$619,967

Earnings before income taxes:
United States	$52,721	$45,890	$29,096
Canada	7,608	5,701	3,291
Europe	16,763	7,555	4,477

	$77,092	$59,146	$36,864

As of June 30,	2007	2006
Long-lived assets:
United States	$619,451	$508,002
Canada	60,491	56,348
Europe	62,510	52,858

	$742,452	$617,208

19. SUBSEQUENT EVENTS

Acquisitions and Disposal

On August 2, 2007, we sold our 50% interest in a Belgium-based rice cakes manufacturing joint venture which we entered into at the beginning of fiscal 2007 for which we received approximately €1.8 million (approximately $2.4 million) in cash.

On August 29, 2007, we acquired, through our 50.1%-owned Hain Pure Protein Inc., Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products to the natural and grocery channels in the Northeast and Mid-Atlantic regions, for approximately $11.7 million in cash.

On December 10, 2007, we acquired TenderCare International Inc., a marketer and distributor of chlorine-free and gel-free natural diapers and baby wipes under the Tushies® and TenderCare® brand names, for approximately $3.9 million in cash.

Nasdaq Delisting Notice

In September 2007, we received a Nasdaq staff determination letter stating that, as a result of the delayed filing of our annual report on Form 10-K for the year ended June 30, 2007, we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14) and were therefore subject to delisting from the Nasdaq Global Select Market. We received an additional Nasdaq staff determination letter with respect to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel, which was held on October 31, 2007, to appeal the staff determination and present a plan to cure the filing deficiencies and regain compliance. On November 21, 2007 we submitted additional information to assist the Listings Qualifications Panel in their assessment of our listing status. On December 19, 2007, the Nasdaq Listing Qualifications Panel granted our request for continued listing, provided that we supply Nasdaq with certain information regarding the findings of the option investigation on or about January 21, 2008 and file this Form 10-K and the Quarterly Report on Form 10-Q for the quarter and September 30, 2007 by January 31, 2008. With the filing of this report and the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2007, the Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c) (14), and no longer be subject to delisting from the Nasdaq Global Select Market.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Review of Option Granting Process

As discussed in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” a group of four of our independent directors, with the assistance of independent legal counsel, conducted a review of the Company’s option granting practices from November 1993 through 2005. In addition to recommending revised measurement dates, the group of independent directors recommended several measures to strengthen internal controls and corporate governance associated with the granting of equity awards. In particular, the Independent Directors recommended and the Board of Directors approved, on January 29, 2008, the following changes:

•	the Compensation Committee will be reconstituted and will be chaired by an independent director;

•	all equity awards other than new hire grants will generally be considered by the Compensation Committee and Board of Directors annually following each fiscal year end;

•

the Board of Directors will delegate to the Compensation Committee the authority to grant new hire grants during meetings on a quarterly basis, and will provide that these options will have an exercise price equal to the closing price of the Company’s stock on the last day of the quarter in which they were granted;

•	details of recommended grants will be circulated to the Compensation Committee in advance of meeting;

•	corporate counsel will attend all Compensation Committee meetings as secretary and will promptly prepare minutes of the meetings;

•	corporate counsel will oversee the documentation of equity grants; and

•	one Board meeting per year will be focused on corporate governance and compliance matters.

Company management has or will implement each recommendation.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2007, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc.’s (the “Company”) and Subsidiaries internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of the Company and our report dated January 30, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York

January 30, 2008

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors

Listed below are the Company’s directors whose terms expire at the next annual meeting of stockholders.

Name	Position with the Company	Age	Director Since
Irwin D. Simon	Chairman of the Board, President and Chief Executive Officer	49	1993
Barry J. Alperin	Director	67	2004
Richard C. Berke	Director	62	2007
Beth L. Bronner	Director	56	1993
Jack Futterman	Director	74	1996
Daniel R. Glickman	Director	63	2002
Marina Hahn	Director	50	2000
Andrew R. Heyer	Director	50	1993
Roger Meltzer	Director	57	2000
Mitchell A. Ring	Director	56	2004
Lewis D. Schiliro	Director	58	2004
Lawrence S. Zilavy	Director	56	2002

Irwin D. Simon, President, Chief Executive Officer and Chairman of the Board, Age 49

Irwin D. Simon has been our President and Chief Executive Officer and a director since our inception and is our founder. Mr. Simon was appointed Chairman of the Board of Directors in April 2000. Previously, Mr. Simon was employed in various marketing capacities at Slim-Fast Foods Company and The Haagen-Dazs Company, a division of Grand Metropolitan, plc. Mr. Simon serves as a director of Marathon Acquisition Corp., lead director of Jarden Corporation, an independent non-executive director of Yeo Hiap Seng Limited and as a director of several privately-held companies. Mr. Simon is the past chapter chairman of YPO—Gotham Chapter, New York City.

Barry J. Alperin (2)(3), Age 67

Barry J. Alperin has been a director since February 2004 and is the chairperson of our Audit Committee. Mr. Alperin, a consultant, has been a director of Henry Schein, Inc., a provider of healthcare products and services to office-based practitioners in North America and Europe, since May 1996. He served as Vice Chairman of Hasbro, Inc. from 1990 through July 1995 and as Co-Chief Operating Officer of Hasbro, Inc. from 1989 through 1990. Mr. Alperin served as director of Seaman’s Furniture Company, Inc. from 1992 through February 2001. He also serves as a director of the general partner of K’Sea Transportation Partners, LP.

Richard C. Berke, Age 62

Richard C. Berke has been a director since April 2007. Mr. Berke is currently Vice President, Human Resources for Broadridge Financial Solutions, Inc. Since January 1989, Mr. Berke served as Corporate Vice President of Human Resources with Automatic Data Processing, Inc. until its spin-off of ADP Brokerage Services Group, which is now known as Broadridge. He held the position of President of ADP’s Benefits Services Division from January 1995 through December 1995. Mr. Berke also serves on the Wharton Board on Executive Education of the University of Pennsylvania.

Beth L. Bronner (1), Age 56

Beth L. Bronner has been a director since November 1993, and is the chairperson of our Compensation Committee. Ms. Bronner is currently a Managing Director of Mistral Equity Partners. Ms. Bronner served as Senior Vice President and Chief Marketing Officer for Jim Beam Brands Worldwide, Inc., from September 2003 to July 2006. From May 2001 to September 2003, Ms. Bronner served as a private consultant and president of a private realty company. Ms. Bronner also serves as a director of Assurant, Inc. (formerly Fortis, Inc.).

Jack Futterman (3), Age 74

Jack Futterman has been a director since December 1996, and is the chairperson of our Corporate Governance and Nominating Committee. Mr. Futterman served as Chairman and Chief Executive Officer of Party City Stores, Inc. from June 1999 through December 1999. Mr. Futterman retired as Chairman and Chief Executive Officer of Pathmark Stores, Inc. in March 1996. He joined Pathmark in 1973 as Vice President of its Drugstore and General Merchandise Divisions and occupied a number of positions before becoming Chairman and Chief Executive Officer. Mr. Futterman is a registered pharmacist and former Chairman of the National Association of Chain Drugstores.

Daniel R. Glickman (3), Age 63

Daniel R. Glickman, who served as U.S. Secretary of Agriculture from March 1995 until January 2001, has been a director since July 2002. Secretary Glickman is currently Chairman and Chief Executive Officer of the Motion Picture Association of America, Inc. From August 2002 through August 2004, Secretary Glickman served as the Director of the Institute of Politics at the John F. Kennedy School of Government at Harvard University. From January 2001 to August 2002, Secretary Glickman was a partner in the public law and policy practice group of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Prior to his appointment as Secretary of Agriculture, Secretary Glickman served for 18 years in the U.S. House of Representatives, where he served as a member of the House Agriculture Committee. Secretary Glickman also serves as a director of CME Holdings (Chicago Mercantile Exchange).

Marina Hahn (1), Age 50

Marina Hahn has been a director since May 2000. Prior to that, she had served as a director of Celestial Seasonings since 1994. Currently, Ms. Hahn serves as Chief Marketing Officer of Spirits Marque One LLC, where she has worked since 2003. From 1998 to 2001, Ms. Hahn served as Executive Vice President of J. Walter Thompson Company, an advertising agency. Previously, Ms. Hahn was employed in various capacities by the William Morris Agency, Inc., Sony Electronics, Inc., Pepsi-Cola Company and DDB Needham Worldwide, Inc.

Andrew R. Heyer (1) (3), Age 50

Andrew R. Heyer has been a director since November 1993. Mr. Heyer is the founder and Chief Executive Officer of Mistral Equity Partners. Formerly he was a Managing Partner of Trimaran Capital Partners, L.L.C. and a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. Until February, 2006, Mr. Heyer was also a Vice Chairman of CIBC World Markets Corp. and co-head of CIBC Argosy Merchant Banking Funds (Fund I). Prior to joining CIBC World Market Corp. in 1995, Mr. Heyer was an advisor and Managing Director of The Argosy Group L.P. Mr. Heyer serves as a director of El Pollo

Loco, Inc. and Las Vegas Sands Corp., and also serves as a director of several privately-held companies. Mr. Heyer also serves as a member of the Board of Trustees of the University of Pennsylvania and as Chairman of the Board of Overseers of the University of Pennsylvania School of Social Policy and Practice.

Roger Meltzer, Age 57

Roger Meltzer has been a director since December 2000. In February, 2007, Mr. Meltzer joined the law firm of DLA Piper US LLP as a partner and Global Chair of the Corporate and Finance practice, where he practices corporate law. Prior to February, 2007, he was a partner and a member of the executive committee of the law firm, Cahill Gordon & Reindel LLP. DLA Piper US LLP currently represents us in various matters.

Mitchell A. Ring, Age 56

Mitchell A. Ring has been a director since February 2004. Mr. Ring is currently Senior Vice President Business Development of H.J. Heinz Company, and previously served as Vice President and a member of its Management Committee, from 1996 to 2005. Mr. Ring joined Heinz in 1991 after serving as Vice President Marketing at Citibank from 1990 to 1991, Business Unit Director/Marketing Director at M&M/Mars from 1983 to 1989 and in various marketing and finance positions at General Foods from 1974 to 1983.

Lewis D. Schiliro (2), Age 58

Lewis D. Schiliro has been a director since February 2004 and is a member of the Audit Committee. Mr. Schiliro is currently a Managing Partner with Freeh Group International, a legal and business consulting firm in Wilmington, Delaware. In December 2005, Mr. Schiliro was appointed the Director of Inter-Agency Preparedness for the Metropolitan Transportation Authority in New York. In April 2005, Mr. Schiliro retired as Senior Executive Vice President of MBNA America. Prior to joining MBNA in 2000, Mr. Schiliro spent 25 years with the Federal Bureau of Investigation (FBI) in New York. In 1998, Mr. Schiliro was appointed the Assistant Director in Charge of the FBI’s New York office. Mr. Schiliro has taught courses as an adjunct professor at both the University of Delaware and Wilmington College, and is an attorney admitted to practice in New York and before the Federal courts.

Lawrence S. Zilavy (2), Age 56

Lawrence S. Zilavy has been a director since November 2002. Mr. Zilavy has served as Senior Vice President of Barnes & Noble College Booksellers, Inc. since May 2006. Mr. Zilavy was Executive Vice President, Corporate Finance and Strategic Planning for Barnes & Noble, Inc. from May 2003 to November 2004 and was Chief Financial Officer of Barnes & Noble, Inc. from June 2002 through April 2003. Mr. Zilavy is a director of GameStop Corp., Barnes & Noble, Inc. and the non-profit Community Resource Exchange, as well as a trustee of St. Francis College in New York City.

(1)	Compensation Committee member.
(2)	Audit Committee member.
(3)	Corporate Governance and Nominating Committee member.

Committees of the Board

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee (the “Nominating Committee”). The Board of Directors has adopted a written charter for each of these committees, a current copy of which is available on our website at www.hain-celestial.com. All committee members are independent under the listing standards of the NASDAQ Global Select Market. The members of the committees are identified in the table below.

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee

Irwin D. Simon	—	—	—

Barry J. Alperin	Chair	—	✓

Richard C. Berke	—	—	—

Beth L. Bronner	—	Chair	—

Jack Futterman	—	—	Chair

Daniel R. Glickman	—	—	✓

Marina Hahn	—	✓	—

Andrew R. Heyer	—	✓	✓

Roger Meltzer	—	—	—

Mitchell A. Ring	—	—	—

Lewis D. Schiliro	✓	—	—

Lawrence S. Zilavy	✓	—	—

Audit Committee. The Audit Committee’s principal duties include recommending to our Board of Directors the selection, retention and termination of our registered independent accountants, evaluating the independence of the registered independent accountants, including whether they provide any consulting services to us, reviewing with the registered independent accountants their report as well as making any recommendations with respect to our financial statements, accounting policies, procedures and internal controls. In addition, the Audit Committee is charged with determining whether there are any conflicts of interest in financial or business matters between us and any of our officers or employees. The Audit Committee also functions as the “qualified legal compliance committee,” as defined under applicable SEC rules and regulations.

The Board has determined that each member of the Audit Committee (1) is “independent” as defined by applicable SEC rules and the listing standards of NASDAQ, (2) has not participated in the preparation of our financial statements or those of any of our current subsidiaries at any time during the past three years, and (3) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. In addition, the Board has determined that Mr. Zilavy is an “audit committee financial expert” as defined by applicable SEC rules. Audit Committee members are not permitted to serve on the audit committees of more than two other public companies.

Compensation Committee. The Compensation Committee’s duties include reviewing our compensation strategy on an annual basis to ensure that such strategy supports our objectives and stockholder interests and that executive officers are rewarded in a manner consistent with such strategy. The Compensation Committee is also responsible for administering our employee stock option plans, reviewing and approving corporate goals and financial objectives relevant to executive officer compensation, evaluating the performance of the executive officers in light of these goals and objectives and making recommendations to the Board regarding the compensation of our executive officers.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee’s purpose is to identify individuals qualified to serve on the Board of Directors, recommend to the Board of Directors persons to be nominated for election as directors at the annual meeting of the stockholders or to be appointed by the Board of Directors to fill an existing or newly created vacancy on the Board of Directors, identify and recommend members of the Board of Directors to serve on each Board committee and to serve as chairman thereof, develop and recommend to the Board of Directors corporate governance guidelines and the review and revision of such guidelines, and oversee the evaluation by the Board of Directors of itself and its committees.

The Corporate Governance and Nominating Committee operates under a charter, which provides that the Committee shall consider written proposals for director nominees from stockholders in accordance with our Corporate Governance Guidelines and our By-Laws.

Code of Ethics

The Company has adopted a “Code of Ethics” as defined in the regulations of the SEC. This code applies to all of our employees, including our principal executive officer and principal financial officer and is available on our website at www.hain-celestial.com.

Executive Officers

The following information describes the background and business experience of our executive officer other than Mr. Simon.

Ira J. Lamel, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, Age 60

Mr. Lamel was appointed Executive Vice President, Chief Financial Officer and Treasurer on October 1, 2001, and has served as Corporate Secretary since January 2003. Prior to his appointment, Mr. Lamel, a certified public accountant, was a partner at Ernst & Young LLP where he served in various capacities from June 1973 to September 2001. Ernst & Young LLP serves as our registered independent accountants, and Mr. Lamel was responsible for all services provided to us, including the audits of our financial statements, from fiscal 1994 through fiscal 2000. Mr. Lamel serves as a director of Excel Technology, Inc. and Harvey Electronics, Inc.

John Carroll, Executive Vice President and President, Grocery and Snacks and Personal Care, Age 48

Mr. Carroll was appointed Executive Vice President – Melville Businesses on February 10, 2004. He assumed the positions of President of Grocery and Frozen on July 1, 2004, President of Grocery and Snacks on September 12, 2005 and President of Personal Care on August 22, 2006. Prior to his employment with the Company, from April 2003 through July 2003, Mr. Carroll served as a consultant to the Company, providing due diligence services with respect to potential acquisitions. Prior to his consulting, Mr. Carroll was Managing Director, Heinz Frozen Foods at the H. J. Heinz Company, where he served in positions of increasing responsibility from 1995 until 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership and changes in such ownership with the SEC. Executive officers, directors and greater than 10% stockholders are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during the fiscal year ended June 30, 2007, except for: (i) one late filing by Mr. Lamel relating to one transaction from a prior year that was correctly reflected in the beneficial ownership table in prior years’ proxies and (ii) one late filing by Mr. Heyer relating to eight transactions from a prior year and four transactions from the fiscal year ended June 30, 2007, all of which occurred in a managed account over which Mr. Heyer does not have day-to-day investment control.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

Our Compensation Committee is responsible for establishing and administering our policies governing the compensation of our named executive officers: Irwin D. Simon, our Chairman, President and CEO, Ira J. Lamel, our Executive Vice President and CFO and John Carroll, our Executive Vice President and President of Grocery and Snacks and Personal Care. The Compensation Committee consists of three directors, each of whom is “independent” as defined by the listing standards of NASDAQ and is not an officer or employee of the Company. The Compensation Committee operates under a written charter adopted by the Board of Directors, which is available at our corporate website at www.hain-celestial.com under Investor Relations.

Philosophy and Objectives of Our Compensation Program

The primary objectives of the Company’s executive compensation program is to attract, retain and motivate qualified executives who will provide strong, competitive leadership in the natural and organic food and personal care products industry, provide competitive levels of remuneration, motivate the performance of such executives in order to achieve the Company’s strategic, financial and operating performance objectives, reward performance and align the interests of our executives with the interests of our stockholders. In order to ensure that management’s interests are aligned with those of stockholders and to motivate and reward individual initiative and effort, an emphasis is placed on performance-based compensation so that attainment of Company and reporting unit goals, are rewarded.

In accordance with its charter, during fiscal year 2007, the Compensation Committee reviewed the Company’s compensation strategy and determined that, given the Company’s growth, a more formal compensation philosophy and more structured approach to compensation going forward was required. We have provided a general description of this more structured approach below.

Administration of our Compensation Program

The Compensation Committee reviews the compensation of our named executive officers at least on an annual basis to ensure that remuneration levels and benefits adequately incentivize such officers to perform at high levels, are reasonable in light of our corporate performance and continue to achieve the philosophy and objectives of our compensation program described above.

Generally, during the first quarter following the completion of each fiscal year, the Compensation Committee conducts an evaluation of each named executive officer to determine if any changes in the officer’s compensation are appropriate. At the Compensation Committee’s request, the CEO reviews with the Compensation Committee the performance of the other two named executive officers, but the other named executive officers do not have any input into executive compensation decisions. The Compensation Committee gives considerable weight to the CEO’s evaluation of the other named executive officers because of his direct knowledge of each officer’s performance and contributions. For each named executive officer, the Compensation Committee members independently determine each component of compensation based on their collective assessment of the officer’s performance.

The Compensation Committee had previously retained the services of Mercer Human Resource Consulting for the purposes of providing the Compensation Committee with a comprehensive review of the Company’s long term, non-cash incentives to ensure that they are competitive and appropriately linked to our long term success and creation of stockholders value as well as to assist the Compensation Committee with issues relating to CEO Compensation and Mr. Simon’s ungranted stock options. The Compensation Committee also periodically sought input from Mercer on a range of external market factors, including evolving compensation trends, appropriate peer group companies and market survey data. Although the Compensation Committee reviews the compensation practices of its peer companies, due to the unique nature of the Company given its rapid growth through numerous acquisitions, and expansion of categories, the Compensation Committee does not adhere to strict formulas or survey data to determine the mix of compensation elements. In addition, Richard C. Berke, since his appointment to the Board of Directors in April 2007, has provided the Compensation Committee with additional assistance regarding ungranted stock options to which Mr. Simon is entitled to receive under his employment agreement. It is expected that after the next annual stockholders meeting he will be appointed Chairperson of the Compensation Committee. In October 2007, the Compensation Committee retained the services of Towers Perrin to assist it with some of the issues relating to Mr. Simon’s ungranted stock options and to expand upon the review of the Company’s long term, non-cash incentives that was prepared by Mercer.

Elements of Our Compensation Program and How We Determine the Amount for Each Element

The elements of our compensation program are (a) base compensation or salary; (b) annual cash incentives; (c) long-term, equity-based incentives; and (d) other compensation (including perquisites) and employee benefits generally available to all of our employees.

The current compensation program for the named executive officers, including the CEO, does not include cash bonuses other than the annual cash incentives described below or any deferred compensation plans.

Base Salary

The base salary component of our compensation program is intended to compensate our named executive officers commensurate with their job responsibilities and allows us to attract and retain top talent, consistent with our objectives. The salary ranges for each of our executive positions are based on appropriate external comparisons, internal responsibilities and relationships to other corporate positions. Because performance most significantly influences an individual executive’s compensation level, compensation levels in any particular year may be above or below those of our competitors, depending upon company and individual performance.

Base salaries are generally reviewed annually, but may be adjusted from time to time taking into account the named executive officer’s responsibilities, performance and experience. In reviewing base salaries, the Compensation Committee considers several factors, including cost of living increases, levels of responsibility, experience, a comparison to our own base salaries for other employees (including considering the named executive officers’ base salaries as a percentage of the CEO’s base salary), and achievement of corporate and individual performance goals.

For fiscal year 2007, the base salary for the CEO was established pursuant to the extension to his employment agreement, while the base salaries for the CFO and the other named executive officer were established by the Compensation Committee based upon the recommendation of the CEO. Base salaries for our named executive officers increased in fiscal year 2007 from salaries paid in fiscal year 2006. Generally, the increases in base salaries were the result of each individual’s and the Company’s performance in fiscal year 2006. Mr. Carroll’s increase in base salary also reflected his increasing level of responsibility within the Company.

Annual Cash Incentives

Annual cash incentive compensation is designed to motivate our executive officers to achieve annual financial and other targeted goals based on the strategic, financial and operating performance objectives of the Company, consistent with our emphasis on maintaining a performance-based compensation program. In general, executive annual cash incentives are based on performance targets such as sales volume; profit; earnings before interest, taxes, depreciation and amortization; acquisition integration; cost efficiencies; new product introductions; and distribution growth as well as other objective criteria specific to each named executive officer’s responsibilities.

At the beginning of each fiscal year, the Compensation Committee establishes specific objectives for the CEO for the upcoming fiscal year. The objectives established for the CEO for the 2007 fiscal year included targeted sales growth, earnings per share, acquisition success, and succession planning. Generally, during the first quarter following the completion of each fiscal year, the Compensation Committee evaluates the CEO’s performance against the pre-set objectives, together with the results, observations and proposals submitted by the CEO with respect to his compensation, and takes the results of this evaluation into consideration when determining the amount of his annual cash incentive for the prior fiscal year. The CEO does not participate in the Compensation Committee’s deliberations or final decision making with regard to his own compensation. The results of this evaluation are shared with the full Board of Directors for their final approval.

A similar process of setting objectives and reviewing performance against these objectives is used by the CEO for each member of his leadership team, which includes the other named executive officers. During the first quarter following the completion of the fiscal year, the CEO provides his evaluation of the other two named executive officers’ performance as well as a recommendation for their annual cash incentive award for the Compensation Committee’s consideration and approval.

With respect to Messrs. Lamel and Carroll, the performance objectives evaluated by the CEO historically have been the achievement of financial targets, succession planning and mentoring of staff, Sarbanes-Oxley compliance and the successful acquisition and integration of new brands. In the case of Mr. Lamel, other factors included such items as balance sheet management, capital structuring, and maintenance of our internal control structure. In the case of Mr. Carroll, sales growth and improvements in gross and operating margins in the reporting units for which he is responsible are factors that were also considered.

The Compensation Committee may in its discretion award additional bonus amounts based upon unanticipated significant achievements by the named executive officer.

For fiscal year 2007, in accordance with the terms of the extension to his employment agreement, Mr. Simon had the opportunity to earn annual incentive compensation of up to 200% of his annual base salary. Bonuses for the fiscal year ended June 30, 2007 for the named executive officers have not yet been determined. The determination has been delayed pending the completion of the previously reported review of the Company’s stock options practices.

For fiscal year 2008, given the Company’s rapid growth and the evolving roles of Messrs. Lamel and Carroll within the Company, the Compensation Committee has adopted a more structured approach for determining the annual cash incentives for all of our named executive officers. To this end, the Compensation Committee has adopted annual performance measures for each of the named executive officers in accordance with their responsibilities for the Company’s overall corporate performance and, with respect to Mr. Carroll, the performance of the reporting units he manages. There are multiple performance measures and each measure is assigned a weight expressed in points. For each performance measure, the Compensation Committee has approved a threshold, target and maximum goal. In order to receive the target bonus, the named executive officer is required to achieve a certain number of points. Target bonus opportunities approved by the Compensation Committee are stated as a percentage of annual base salary. The maximum bonus the CEO may receive based on the performance measures is capped at 200% of his annual base salary.

Long-term Incentive Program

Historically, the principal method for long-term incentive compensation has been stock option grants under our 2002 Long Term Incentive and Stock Award Plan (the “2002 Plan”). These grants are designed to promote the convergence of long-term interests between our key employees and our stockholders, since the value of options granted will increase or decrease with the value of our common stock. The 2002 Plan was approved by stockholders for the purpose of promoting the interests of our stockholders by: (1) attracting and retaining executives and other key employees of outstanding ability; (2) strengthening our capability to develop, maintain and direct a competent management team; (3) motivating executives and other key employees, by means of performance-related incentives, to achieve longer-range performance goals; (4) providing incentive compensation opportunities which are competitive with those of other comparably situated companies; and (5) enabling such employees to participate in our long-term growth and financial success.

During our fiscal years ended June 30, 2007 and 2006 we did not grant any stock options or other equity awards to our employees, including our named executive officers. Although it is the Compensation Committee’s belief that a significant portion of each named executive officer’s compensation should consist of long-term equity compensation, we have not issued any equity-based compensation to any of our named executive officers since August 2004 due to external factors. Stock options were not granted in fiscal year 2006 in part due to insufficient shares available for grant under the 2002 Plan. Although the Company’s shareholders have since approved an increase in the number of shares available for grant under the 2002 Plan, the Company continued to not grant stock options during fiscal years 2006 and 2007 pending the completion of a comprehensive review of our compensation policies by a compensation consultant, including a review of long term non-cash incentives to ensure that they are competitive and appropriately linked to the Company’s long term success and the creation of stockholder value. The implementation of any equity compensation plan was further delayed due to the review by a group of independent directors of the stock option practices of the Company. Future long-term incentive programs are in development as we work with our compensation consultants to adopt plans that are attractive to key employees while serving the interests of our stockholders.

On September 21, 2006, the Company’s Board of Directors approved revised approval procedures for equity grants. Pursuant to those procedures, all equity grants will be recommended by the Compensation Committee to the full Board for approval. All option grants will have an exercise price equal to the closing price of the Company’s stock on the date of the Board’s approval of the grant.

Following completion of the stock option review, the Independent Directors recommended and the Board of Directors approved, on January 29, 2008, the following additional changes:

•	the Compensation Committee will be reconstituted and will be chaired by an independent director;

•	all equity awards other than new hire grants will generally be considered by the Compensation Committee and Board of Directors annually following a fiscal year end;

•

the Board of Directors will delegate to the Compensation Committee the authority to grant new hire grants during meetings on a quarterly basis, and will provide that these options will have an exercise price equal to the closing price of the Company’s stock on the last day of the quarter in which they were granted;

•	details of recommended grants will be circulated to the Compensation Committee in advance of meeting;

•	corporate counsel will attend all Compensation Committee meetings as secretary and will promptly prepare minutes of the meetings;

•	corporate counsel will oversee the documentation of equity grants; and

•	one Board meeting per year will be focused on corporate governance and compliance matters.

Other Compensation

Our named executive officers are eligible for the same level and offering of benefits that we make available to other employees, including our 401(k) plan, health care, dental and vision plans, life insurance plans, and other employee benefit programs. In addition to the standard benefits offered to other employees, the Company provides Mr. Simon with a Medical Reimbursement Plan, which reimburses any expenses for health, prescription, dental and vision not covered by the Company’s Insurance Plan incurred by him and his dependents. In addition, we reimburse Mr. Simon for a portion of the premium associated with his life insurance policy. For additional information regarding other compensation, see the Summary Compensation Table, page 96.

The Company does not have any defined benefit pension or retirement plans.

Perquisites and Other Benefits

The Company provides named executive officers with perquisites and other benefits that we believe are reasonable and consistent with our overall executive compensation program. The costs of these benefits constitute only a small portion of each named executive officer’s total compensation. The Company offers perquisites and other benefits that we believe to be competitive with benefits offered by companies with whom we compete for talent for purposes of recruitment and retention. For additional information regarding perquisites and other benefits, see the Summary Compensation Table, page 96.

We purchase tickets to various cultural, charitable, civic, entertainment and sporting events for business development and relationship-building purposes, as well as to maintain our involvement in communities in which the Company operates and our employees live. Occasionally, our employees, including our named executive officers, make personal use of tickets that would not otherwise be used for business purposes.

The Role of Consultants

Since 2005, the Compensation Committee has retained the services of compensation consultants. No member of the Compensation Committee or any named executive officer has any affiliation with these consultants. At least annually, the Compensation Committee seeks input from the consultants on a range of external market factors, including evolving compensation trends and market survey data. The consultants also provide general observations on the Company’s compensation programs, but it does not determine or recommend the amount or form of compensation for any of the named executive officers.

Tax Deductibility of Compensation

We attempt to ensure that both cash and equity components of the named executive officers’ total compensation are tax deductible for the Company by the use of stockholder-approved plans that are intended to comply, to the extent practicable, with Section 162(m) of the Code. However, our cash annual incentive plan is not stockholder approved and therefore an award made under that plan to our CEO or any of our other named executive officers would not be deductible by the Company to the extent that such officer’s total compensation for the fiscal year in which the award was made exceeded $1 million. The Compensation Committee will continue to review and evaluate, as necessary, the impact of Section 162(m) on our executive compensation programs.

Employment Agreement – Irwin D. Simon

We have previously entered into an employment agreement with Mr. Simon, our founder, which was effective from July 1, 2003, through June 30, 2007. The agreement provided for a minimum annual base salary of $875,000 for the fiscal year ended June 30, 2005, $950,000 for the fiscal year ended June 30, 2006 and $1,050,000 for the fiscal year ended June 30, 2007. The Compensation Committee increased Mr. Simon’s base salary for the fiscal year ended June 30, 2005 to $980,000, and to $1,100,000 for the fiscal year ended June 30, 2006, in each case, based on Mr. Simon’s prior year’s performance. Mr. Simon’s employment agreement also provided for an annual bonus ranging from 0% to 150% of his annual base salary upon the achievement of sales and profitability objectives to be determined by the Compensation Committee. During the term of the agreement, Mr. Simon is entitled to receive an annual grant of options under our 2002 Plan exercisable for 300,000 shares of our common stock at an exercise price equal to the market price on the date of the grant. Pursuant to this employment agreement, during the 2004 fiscal year, Mr. Simon also received an award of 150,000 shares of restricted stock under the 1994 Plan, which vested as of June 30, 2007. After a portion of these shares was withheld for the payment of taxes, Mr. Simon received the remaining 102,417 shares.

On October 30, 2006, the Compensation Committee recommended, and the Board of Directors approved, an extension of Mr. Simon’s employment agreement through June 30, 2009, two years beyond its previously-scheduled expiration. Pursuant to the extension, Mr. Simon receives an annual base salary of $1.25 million per year during the extension period. In addition, he will have the opportunity to earn an annual bonus of up to 200% of his base salary (based on his and the Company’s performance during each fiscal year, as determined by the Board of Directors and/or the Compensation Committee). The extension also provides for Mr. Simon to receive the equity equivalent (based on the then-current long term incentive plan applicable to other executives, including similar vesting provisions) of 300,000 options to purchase common stock of the Company on July 1, 2007 and 2008, and a bonus of $300,000 upon execution of definitive documentation of the extension.

Pursuant to the terms of his employment agreement, on July 1, 2005, Mr. Simon was entitled to a grant of 300,000 options to purchase common stock of the Company under the 2002 Plan or any substantially similar plan. However, insufficient shares were available for grant under the 2002 Plan at that time. Also pursuant to the terms of his employment agreement, Mr. Simon was entitled to a grant on July 1, 2006, of 300,000 options to purchase common stock of the Company under the 2002 Plan or any substantially similar plan as well as a grant, on July 1, 2007, of the equity equivalent of 300,000 options to purchase common stock of the Company pursuant to the terms of the extension; however, such grants have not been made pending completion of a comprehensive review of our long term, non-cash incentives to ensure that they are competitive and appropriately linked to our long term success and creation of stockholders value.

Severance Agreements

In the event that Mr. Simon is terminated without cause or he resigns for good reason, which will include resignation upon a change of control, he will be entitled to, among other things, three years’ annual salary and three years’ average annual bonus, all options and other stock awards previously granted, but unvested, shall become fully vested and he will be entitled to the Black-Scholes value of all options contemplated but not yet granted pursuant to the employment agreement. In addition, if his contract is not renewed at the end of its term, Mr. Simon will be entitled to three years’ annual salary and three years’ average annual bonus. Mr. Simon has also agreed not to compete with us during his employment term or for a period of three years thereafter and has agreed to customary provisions regarding confidentiality and proprietary rights.

We have entered into change of control agreements with Mr. Lamel and Mr. Carroll that provide that in the event that, following a change of control of the Company, the surviving corporation takes certain actions, including a termination without cause, diminution in duties or forced relocation, such employee will be entitled to terminate his employment and receive up to three times their annual base salary and annual bonus, up to three years’ benefits continuation, immediate vesting of all outstanding options and other stock awards and reimbursement of certain tax obligations. A copy of the form of these change in control agreements is filed with the SEC as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

The Compensation Committee believes that change in control benefits are important for attracting and retaining executive talent and help to ensure that executive officers can remain focused during periods of uncertainty. These are particularly important in an environment where merger and acquisition activity is high. We believe that our change in control benefits are consistent with those maintained by comparable companies.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the materials under the caption “Compensation Discussion and Analysis” included in Annual Report of Form 10-K with the management of Hain. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and the Company’s proxy statement.

The Compensation Committee

Beth L. Bronner, Chairperson

Marina Hahn

Andrew R. Heyer

The foregoing Report is not soliciting material, is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Executive Compensation Tables

The following table sets forth the compensation paid by us for services rendered during the fiscal year ended June 30, 2007 to or for the accounts of our named executive officers:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Awards (2)	Option Awards		Non-equity Incentive Plan Compensation		Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Irwin D. Simon	2007	$1,250,000	—		—	$3,200,000	(2)	—	(3)	—	$51,133	$4,501,133
President, Chief Executive Officer and Chairman of the Board

Ira J. Lamel	2007	$500,000	—	(1)	—	—		—		—	$21,875	$521,875
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

John Carroll	2007	$410,000	—	(1)	—	—		—		—	$12,506	$422,506
Executive Vice President, President Grocery & Snacks, and President Personal Care

(1)	Bonuses for the fiscal year ended June 30, 2007 for Messrs. Lamel and Carroll have not yet been determined. The determination has been delayed pending the completion of the previously reported stock options review by the group of independent directors. It is nor yet known when bonuses will be determined.
(2)	There were no stock awards or option awards made to the named executive officers for the fiscal year ended June 30, 2007. In accordance with his employment agreement, Mr. Simon was entitled to receive an option grant to acquire 300,000 shares of the Company’s common stock in July 2005 and July 2006, which remain un-granted. The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R) and, therefore, no expense has been recorded for the July 2005 options. The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006 and as a result, $3.2 million of compensation cost was charged to earnings during the fiscal year ended June 30, 2006. These options remain un-granted at June 30, 2007. During the year ended June 30, 2007, $48,000 was included in compensation expense as a result of the mark-to-market adjustment required under SFAS No. 123R.
(3)	The annual cash incentive for the fiscal year ended June 30, 2007 for Mr. Simon has not yet been determined. The determination has been delayed pending the completion of the previously reported stock options review by the group of independent directors. It is not yet known when the annual cash incentive will be determined.
(4)	The table below details the components of this column:

Name	401(k) Plan Match (1)	Life Insurance Premiums (2)	Car Allowance (3)	Supplemental Medical Benefit Premiums (4)	Perquisites (5)	Total
Irwin D. Simon	$2,250	$3,394	—	$29,775	$15,714	$51,133

Ira J. Lamel	$3,000	—	$5,400	—	$13,475	$21,875

John Carroll	$2,250	—	$7,000	—	$3,256	$12,506

(1)	The Company’s 401(k) match is calculated based upon the plan year, which is a calendar year. The amounts provided for each of the above named executive officers represent a matching contribution by the Company on behalf of such officer under the Company’s 401(k) Plan for the 2006 plan year (January 1, 2006 through December 31, 2006). The Company’s matching contribution has not yet been determined for the 2007 plan year.
(2)	Represents an amount paid by the Company to Mr. Simon as reimbursement for 25% of the total premium for his life insurance policy.
(3)	Represents amounts paid to Mr. Lamel (for four months) and Mr. Carroll (for ten months) for car allowances prior to the date on which each were provided with the use of a Company owned vehicle. See footnote (5) below.
(4)	Represents premiums paid during the fiscal year ended June 30, 2007 on behalf of Irwin Simon for a supplemental medical benefits plan which reimburses Mr. Simon and his dependents for any out-of-pocket medical expenses not covered by the Company’s employee health benefit plans.
(5)	Represents the incremental cost to the Company in connection with its providing each of the above named executive officers with the use of a Company owned vehicle.

2007 Grants of Plan-Based Awards

Grants of Plan-Based Awards

Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Irwin D. Simon	(1)	(2)	$1,250,000	$2,500,000

(1)	The annual cash incentive for the fiscal year ended June 30, 2007 for Mr. Simon has not yet been determined. The determination has been delayed pending the completion of the previously reported stock options review by the group of independent directors. It is not yet known when the annual cash incentive will be determined.
(2)	This amount would be prorated based upon the actual achievement by the CEO of his performance targets.

Outstanding Equity Awards at Fiscal 2007 Year End

The table below shows each grant of stock options that is still unexercised and outstanding as of June 30, 2007. As of June 30, 2007, there were no stock awards that have not vested.

2007 Outstanding Equity Awards at Fiscal 2007 Year End

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Options Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Irwin D. Simon	125,000			$4.8125		12/9/07	—	—	—	—
	400,000			$17.6250		12/08/08	—	—	—	—
	300,000			$19.5625		5/18/09	—	—	—	—
	600,000			$36.69	(1)	7/31/10	—	—	—	—
	300,000			$25.40	(1)	7/11/11	—	—	—	—
	300,000			$14.25		7/22/12	—	—	—	—
	300,000			$16.24		5/13/13	—	—	—	—
	300,000			$16.53		7/30/14	—	—	—	—

Ira J. Lamel	125,000			$18.06		10/1/11	—	—	—	—
	75,000			$14.80	(1)	8/13/12	—	—	—	—
	100,000			$16.01		8/05/14	—	—	—	—

John Carroll	100,000			$16.01		8/05/14	—	—	—	—

(1)	The exercise prices of these grants to Mr. Simon and Mr. Lamel have been amended as the result of the review of stock option practices by a group of independent directors. Original exercise prices were as follows: to Mr. Simon 600,000 at $26.625 expiring on July 31, 2010 and 300,000 at $21.40 expiring on July 11, 2011; and to Mr. Lamel 75,000 at $12.13 expiring on August 12, 2012.

Fiscal 2007 Option Exercises and Stock Vested

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Irwin D. Simon	10,000	$224,750	150,000	$4,071,000
Ira J. Lamel	—	—	—	—
John Carroll	—	—	—	—

(1)	Represents the aggregate value realized with respect to all options exercised during the fiscal year ended June 30, 2007. The value realized in connection with each option exercise is calculated as the difference between the per share exercise price of the option and the closing price of the Company’s common stock on the date of exercise, multiplied by the number of shares of common stock for which such option was exercised on that date.
(2)	Represents the aggregate value realized with respect to all shares of common stock vesting on June 30, 2007 of a restricted stock award of 150,000 shares granted on February 24, 2004. After a portion of these shares was withheld for the payment of taxes, Mr. Simon received the remaining 102,417 shares. The value realized in connection with the vesting of such shares is calculated as the closing price of the Company’s common stock on the date of vesting multiplied by the number of shares of common stock vesting on that date.

Potential Payments upon Termination or Change in Control

We believe it is in the best interest of our stockholders to foster the continued employment of key executive management personnel. In order to provide our named executive officers with an incentive to continue their employment, we entered into an employment agreement with Irwin Simon and a Change in Control Agreement with each of Mr. Lamel and Mr. Carroll.

Irwin D. Simon

In the event that Mr. Simon is terminated without cause or he resigns for good reason, which will include resignation upon a change of control, he will be entitled to: (i) any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination; (ii) three years’ annual salary and three years’ average annual bonus paid to Mr. Simon over the two immediately preceding fiscal years; (iii) all options and other stock awards previously granted, but unvested, shall become fully vested and he will be entitled to the Black-Scholes value of all options contemplated but not yet granted pursuant to the employment agreement and (iv) to continue participation in all of the Company’s medical, dental and vision plans until the third anniversary of his termination. If any payments or benefits to be provided to Mr. Simon in connection with a change in control are subject to the excise tax imposed under Section 4999 of the United States Internal Revenue Code, Mr. Simon is entitled to an additional “gross-up” payment so that the net amount retained by Mr. Simon is equal to such payments and benefits.

If Mr. Simon’s employment had terminated on December 31, 2007, without cause or he resigns for good reason, Mr. Simon would be entitled to severance and other benefits having a value of approximately $20,387,780. If Mr. Simon’s employment had terminated on December 31, 2007, due to a change in control, Mr. Simon would have been entitled to severance having a value of approximately $22,797,340. Of the amounts set forth in the preceding two sentences, in each case, $12,587,780 is attributable to three stock option grants to purchase a total of 900,000 shares of the Company’s common stock to which Mr. Simon is entitled to receive pursuant to the terms of his employment agreement but have yet to be granted and a fourth stock option grant to purchase a total of 300,000 shares of the Company’s common stock to which Mr. Simon will be entitled to receive on July 1, 2008. As disclosed in the Compensation Committee Report, on July 1, 2005, Mr. Simon was entitled to a grant of 300,000 options to purchase common stock of the Company under the 2002 Plan or any substantially similar plan. However, insufficient shares were available for grant under the 2002 Plan at that time. Also pursuant to the terms of his employment agreement, Mr. Simon was entitled to a grant on July 1, 2006, of 300,000 options to purchase common stock of the Company under the 2002 Plan or any substantially similar plan as well as a grant, on July 1, 2007, of the equity equivalent of 300,000 options to purchase common stock of the Company pursuant to the terms of the extension; however, such grants have not been made pending completion of a comprehensive review of our long term, non-cash incentives to ensure that they are competitive and appropriately linked to our long term success and creation of stockholders value.

In the event that Mr. Simon’s employment terminates due to death or disability he will be entitled to: (i) any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination; (ii) two years’ annual salary and two years’ average annual bonus paid to Mr. Simon over the two immediately preceding fiscal years; (iii) all options and other stock awards previously granted, but unvested, shall become fully vested and (iv) to continue participation (or his dependents in the case of his death) in all of the Company’s medical, dental and vision plans until the second anniversary of his termination. If Mr. Simon’s employment were to terminate due to his death or disability, Mr. Simon currently would be entitled to severance having a value of approximately $2,700,000.

In the event that Mr. Simon’s employment terminates for cause or not a good reason he will be entitled to any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination, and any amounts which are vested at the time of termination.

If Mr. Simon’s contract is not renewed at the end of its term, Mr. Simon will be entitled to: (i) any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination; (ii) three years’ annual salary and three years’ average annual bonus paid to Mr. Simon over the two immediately preceding fiscal years; (iii) all options and other stock awards previously granted, but unvested, shall become fully vested and (iv) to continue participation in all of the Company’s medical, dental and vision plans until the third anniversary of his termination. In this instance, Mr. Simon would be entitled to receive approximately $7,800,000.

Mr. Simon has also agreed not to compete with us during his employment term or for a period of three years thereafter and has agreed to customary provisions regarding confidentiality and proprietary rights.

Other Named Executive Officers

We have entered into change of control agreements with Mr. Lamel and Mr. Carroll that provide that in the event that, following a change of control of the Company, the surviving corporation takes certain actions, including a termination without cause, diminution in duties, reduction in base salary or certain benefits, or forced relocation, within thirteen months following the change of control, such employee will be entitled to terminate his employment and receive, at the executive’s discretion, either a lump sum payment or salary continuation of: (i) three times the highest annual base salary paid to such executive during the thirty-six month period immediately preceding the month in which the change in control occurs; (ii) three times the highest annual bonus paid to such executive during the thirty-six month period immediately preceding the month in which the change in control occurs; (iii) all unpaid accrued vacation through the date of termination; (iv) up to three years’ benefits continuation; (v) immediate vesting of all outstanding options and other stock awards and reimbursement of certain tax obligations; (vi) the automobile allowance and other automobile benefits the Executive was receiving immediately prior to the change in control for a period of twelve months following the date of termination and (vii) the cost of outplacement services. Unless another time period is provided, all payments provided herein shall be made no later than the fifteenth day following the date of termination.

If any payments or benefits to be provided to Messrs. Lamel and Carroll in connection with a change in control are subject to the excise tax imposed under Section 4999 of the United States Internal Revenue Code, they are entitled to an additional “gross-up” payment so that the net amount retained by them is equal to such payments and benefits.

If Mr. Lamel’s employment had terminated on December 31, 2007 in accordance with the change in control agreement, Mr. Lamel would have been entitled to severance having a value of approximately $2,887,547. If Mr. Carroll’s employment had terminated on December 31, 2007 in accordance with the change in control agreement, Mr. Carroll would have been entitled to severance having a value of approximately $2,736,491.

Non-employee Director Compensation

Each year, our Board of Directors and the Compensation Committee of the Board review and determine compensation for our non-employee directors. The Compensation Committee and our Board believe that compensation should fairly compensate non-employee directors for work required in a company of our size and scope. In fiscal 2007, each non-employee director received a cash payment of $25,000, which was paid in quarterly installments of $6,250. Mr. Simon did not receive any compensation for his Board service.

2007 Director Compensation

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension on Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Barry J. Alperin	$25,000		—	—	—	—	—	$25,000
Richard C. Berke	$6,250	(1)	—	—	—	—	—	$6,250
Beth L. Bronner	$25,000		—	—	—	—	—	$25,000
Jack Futterman	$25,000		—	—	—	—	—	$25,000
Daniel R. Glickman	$25,000		—	—	—	—	—	$25,000
Marina Hahn	$25,000		—	—	—	—	—	$25,000
Andrew R. Heyer	$25,000		—	—	—	—	—	$25,000
Roger Meltzer	$25,000		—	—	—	—	—	$25,000
Mitchell A. Ring	$25,000		—	—	—	—	—	$25,000
Lewis D. Schiliro	$25,000		—	—	—	—	—	$25,000
Lawrence Zilavy	$25,000		—	—	—	—	—	$25,000

(1)	On April 10, 2007, Richard C. Berke was elected to the Company’s Board of Directors and therefore, was only entitled to receive a pro rated portion of the fees paid to directors for the fiscal year ended June 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information, as of June 30, 2007, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	5,755,404	$18.91	3,059,450
Equity compensation plans not approved by security holders	None	None	None
Total	5,755,404	$18.91	3,059,450

(1)	Of the 3,059,450 shares available for future issuance under our equity compensation plans, 2,794,950 shares are available for grant under the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and 264,500 shares are available for grant under the 2000 Directors Stock Option Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 23, 2008 for (1) each of our directors and each of our executive officers, (2) each person who is known by us to beneficially own more than five percent of the outstanding shares of our common stock and (3) all of our directors and executive officers as a group.

	Number of Shares	Percentage of Common Stock
Irwin D. Simon (1) (2)	2,961,881	7.4%
Barry J. Alperin (2) (3)	30,500	*
Richard C. Berke (2)	0	0%
Beth L. Bronner (2) (4)	87,500	*
Jack Futterman (2) (5)	132,000	*
Daniel R. Glickman (2) (6)	55,500	*
Marina Hahn (2) (7)	118,354	*
Andrew R. Heyer (2) (8)	357,634	*
Roger Meltzer (2) (9)	80,500	*
Mitchell A. Ring (2) (10)	23,000	*
Lewis D. Schiliro (2) (3)	30,500	*
Lawrence S. Zilavy (2) (3)	30,500	*
Ira J. Lamel (11)	301,000	*
John Carroll (12)	100,000	*
Cooke & Bieler LP (13)	3,056,421	7.6%
Dimensional Fund Advisors Inc. (14)	2,763,008	6.9%
Barclays Global Investors NA (CA) and Affiliates (15)	1,997,997	5.0%
Dimorphandra S.L. (16)	2,195,440	5.5%
All directors and executive officers as a group (fourteen persons) (17)	4,308,869	10.7%

*	Indicates less than 1%.
(1)	Includes 2,650,000 shares of common stock issuable upon the exercise of options granted under our 1994 Long Term Incentive and Stock Award Plan or our 2002 Long Term Incentive and Stock Award Plan (together, the “Incentive Plans”). Mr. Simon is our President, Chief Executive Officer and Chairman of the Board of Directors.
(2)	Director of The Hain Celestial Group, Inc.
(3)	Includes 30,500 shares of common stock issuable upon the exercise of options granted under our 2000 Directors Stock Option Plan.
(4)	Includes 78,500 shares of common stock issuable upon the exercise of options granted under our 1996 Directors Stock Option Plan or our 2000 Directors Stock Option Plan (together, the “Directors Plans”).
(5)	Includes 113,500 shares of common stock issuable upon the exercise of options granted under our Directors Plans.
(6)	Includes 55,500 shares of common stock issuable upon exercise of options granted under our Directors Plans.
(7)	Includes 100,500 shares of common stock issuable upon exercise of options granted under our Directors Plans and 16,445 shares of common stock issuable upon the exercise of options assumed upon consummation of our merger with Celestial Seasonings, Inc. (“Celestial”) in May 2000.
(8)	Includes 103,500 shares of common stock issuable upon the exercise of options granted under our Directors Plans, 50,000 shares held indirectly through a charitable foundation and 2,268 shares held indirectly through Argosy Investment Corp.
(9)	Includes 80,500 shares of common stock issuable upon the exercise of options granted under our Directors Plans.
(10)	Includes 23,000 shares of common stock issuable upon the exercise of options granted under our 2000 Directors Stock Option Plan.
(11)	Includes 300,000 shares of common stock issuable upon exercise of options granted under the Incentive Plans.
(12)	Includes 100,000 shares of common stock issuable upon the exercise of options granted under our Incentive Plans.
(13)	As of September 30, 2007, Cooke & Bieler LP (“C&B”), an institutional investment manager, had sole investment discretion and sole voting authority over 1,547,581 shares and sole investment discretion and no voting authority over 1,512,640 shares according to a Form 13F-HR filed by C&B on November 9, 2007. The Form 13F-HR states that C&B’s address is 1700 Market Street, Suite 3222, Philadelphia, PA 19103.
(14)	As of September 30, 2007, Dimensional Fund Advisors Inc. (“DFA”), an institutional investment manager, had shared investment discretion and sole voting authority over 2,690,767 shares and shared investment discretion and no voting authority over 72,241 shares, according to a Form 13F-HR filed by DFA on October 25, 2007. The Form 13F-HR states that DFA’s address is 1299 Ocean Avenue, Santa Monica, CA 90401.
(15)	As of June 30, 2007, Barclays Global Investors, N.A. and its affiliates (“Barclays”), an institutional investment manager, had shared investment discretion and sole voting authority over 1,866,357 shares and shared investment discretion and no voting authority over 131,640 shares, according to a Form 13F-HR filed by Barclays on August 9, 2007. The Form 13F-HR states that Barclays’ address is 45 Fremont Street, San Francisco, CA
(16)	As of October 19, 2007, Dimorphandra S.L. had sole voting authority and sole dispositive power over 2,195,440 shares, according to a Form SC 13G filed by Dimorphandra S.L. on October 31, 2007. The Form SC 13G states that Dimorphandra’s address is Ingeniero Lafanga 2, 03002 Alicante, Spain.
(17	Includes 3,050,000 shares issuable upon the exercise of options granted under the Incentive Plans, 16,445 shares issuable upon the exercise of options granted under Celestial plans assumed in connection with the merger with Celestial, 50,000 shares held indirectly by Mr. Heyer through a charitable foundation, 2,268 shares held indirectly by Mr. Heyer through Argosy Investment Corp. and 646,500 shares issuable upon the exercise of options granted under our Directors Plans. See Notes 1 through 12 above.

Item 13.	Certain Relationships and Related Transactions.

Transactions with Related Persons

Mr. Simon’s spouse has been the Director of International Sales of the Company since September 1996. She is paid at a competitive rate with employees serving other companies in a comparable position. Mr. Simon’s brother-in-law has served as the Company’s Vice President-Purchasing and Procurement since June 2000 and as the Company’s representative in our joint venture relationship with Yeo Hiap Seng Limited. He earned $163,649 in salary, a car allowance of $8,400 and $28,639 in bonus during the fiscal year ended June 30, 2007 and participates in the Company’s benefit programs. He also received a one-time bonus of $50,000 for successfully achieving goals related specifically to the promotion and licensing of the Company’s proprietary patented snack frying technology.

Review, Approval or Ratification of Transactions with Related Persons

The Board of Directors has adopted a written policy for approval of transactions between the Company and its directors, director nominees, executive officers and greater than five percent beneficial owners and their respective family members, where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a single fiscal year. This policy is incorporated within the Audit Committee charter and provides that the Audit Committee shall review and approve all such transactions.

Director Independence

A majority of the Board, consisting of Mses. Bronner and Hahn, and Messrs. Alperin, Berke, Futterman, Glickman, Heyer, Ring, Schiliro, and Zilavy, are “independent directors” as defined in the listing standards of the Nasdaq Global Select Market. The members of each committee of the Board are also independent under the listing standards of the Nasdaq Global Select Market.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firm, Ernst & Young LLP, during the fiscal years ended June 30, 2006 and June 30, 2007.

Audit and Non-Audit Fees

	2007	2006
Audit Fees (1)	$1,611,944	$1,416,000
Audit Related Fees (2)	$159,825	$315,900
Tax Fees (3)	$184,475	$78,100
All Other Fees (4)	—	—

(1)	Reflects the aggregate fees billed for each of the 2007 and 2006 fiscal years for professional services rendered by Ernst & Young for the audit of our annual financial statements and review of our quarterly financial statements, and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements.
(2)	Reflects the aggregate fees billed by Ernst & Young LLP in each of the 2007 and 2006 fiscal years for assurance and related services by Ernst & Young that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the immediately preceding paragraph. The services comprising the fees disclosed under this category were related to due diligence in connection with acquisitions and accounting consultations.
(3)	Reflects the aggregate fees billed in each of the 2007 and 2006 fiscal years for professional services rendered by Ernst & Young for tax advice and tax planning.
(4)	For each of fiscal 2007 and fiscal 2006, there were no fees billed by Ernst & Young LLP for services except as already described above.

The Audit Committee considered whether the provision of the services described above in this section are compatible with maintaining Ernst & Young’s independence.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our registered independent accountants. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the registered independent accountants, the Audit Committee considers whether such services are consistent with the registered independent accountants’ independence, whether the registered independent accountants are likely to provide the most effective and efficient service based on their familiarity with us, and whether the service could enhance our ability to manage or control risk or improve audit quality. The Audit Committee has delegated pre-approval authority to its chairman, who must report any decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2007 and 2006 (as restated)

Consolidated Statements of Income - Years ended June 30, 2007, 2006 (as restated) and 2005 (as restated)

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2007, 2006 (as restated) and 2005 (as restated)

Consolidated Statements of Cash Flows - Years ended June 30, 2007, 2006 (as restated) and 2005 (as restated)

Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedules

Valuation and Qualifying Accounts (Schedule II)

(3) List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

4.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

4.5	2000 Directors Stock Option Plan (incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.5.1	Amendment No. 1 to 2000 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-111881) filed with the Commission on January 13, 2004).

4.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex A of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 1, 2006, filed with the Commission on October 30, 2006).

4.7	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.3	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.5	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.6	Description of cash compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 4, 2005).

21.1(a)	Subsidiaries of Registrant.

23.1(a)	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a - Filed herewith

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
	Balance at beginning of period	Additions			Deductions – describe		Balance of end of period
		Charged to costs and expenses	Charged to other accounts – describe
Year Ended June 30, 2007 Deducted from asset accounts:
Allowance for doubtful accounts	$2,104	$248	$19	(1)	$—		$2,371
Year Ended June 30, 2006 Deducted from asset accounts:
Allowance for doubtful accounts	$2,074	$30	$—		$—		$2,104
Year Ended June 30, 2005 Deducted from asset accounts:
Allowance for doubtful accounts	$2,185	$68	$—		$179	(2)	$2,074

(1)	Allowance for doubtful accounts at dates of acquisitions of acquired brands.
(2)	Uncollectible accounts written off, net of recoveries.

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

Date: January 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	January 31, 2008

/s/ Ira J. Lamel Ira J. Lamel	Executive Vice President and Chief Financial Officer	January 31, 2008

/s/ Barry J. Alperin Barry J. Alperin	Director	January 31, 2008

/s/ Richard C. Berke Richard C. Berke	Director	January 31, 2008

/s/ Beth L. Bronner Beth L. Bronner	Director	January 31, 2008

/s/ Jack Futterman Jack Futterman	Director	January 31, 2008

/s/ Daniel R. Glickman Daniel R. Glickman	Director	January 31, 2008

/s/ Marina Hahn Marina Hahn	Director	January 31, 2008

/s/ Andrew R. Heyer Andrew R. Heyer	Director	January 31, 2008

/s/ Roger Meltzer Roger Meltzer	Director	January 31, 2008

/s/ Mitchell A. Ring Mitchell A. Ring	Director	January 31, 2008

/s/ Lewis D. Schiliro Lewis D. Schiliro	Director	January 31, 2008

/s/ Larry S. Zilavy Larry S. Zilavy	Director	January 31, 2008