Form 10-Q
period 2007-09-30
HAIN CELESTIAL GROUP INC
filed 2008-01-31
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of January 23, 2008 there were 40,089,863 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

	September 30, 2007	June 30, 2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$51,462	$60,518
Accounts receivable, less allowance for doubtful accounts of $2,114 and $2,371	111,484	95,405
Inventories	142,372	129,062
Deferred income taxes	8,083	8,069
Other current assets	21,875	22,950

Total current assets	335,276	316,004

Property, plant and equipment, net	130,838	114,901
Goodwill	521,239	509,336
Trademarks and other intangible assets, net	98,373	96,342
Other assets	19,116	21,873

Total assets	$1,104,842	$1,058,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$123,170	$112,458
Income taxes payable	3,567	4,456
Current portion of long-term debt	453	566

Total current liabilities	127,190	117,480

Long-term debt, less current portion	215,049	215,446
Deferred income taxes and other liabilities	27,787	22,896

Total liabilities	370,026	355,822

Commitments and contingencies

Minority interest	18,269	5,678

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 40,895,453 and 40,882,653 shares	409	409
Additional paid-in capital	488,413	487,750
Retained earnings	206,607	195,658
Foreign currency translation adjustment	33,863	25,884

	729,292	709,701
Less: 861,256 shares of treasury stock, at cost	(12,745)	(12,745)

Total stockholders’ equity	716,547	696,956

Total liabilities and stockholders’ equity	$1,104,842	$1,058,456

Note: The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share and share amounts)

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
Net sales	$237,245	$209,895
Cost of sales	168,394	151,065

Gross profit	68,851	58,830

Selling, general and administrative expenses	50,546	41,950

Operating income	18,305	16,880

Interest and other expenses, net	959	1,820

Income before income taxes	17,346	15,060
Provision for income taxes	6,526	6,321

Net income	$10,820	$8,739

Net income per share:
Basic	$0.27	$0.23

Diluted	$0.26	$0.22

Weighted average common shares outstanding:
Basic	40,026	38,746

Diluted	41,825	40,023

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Foreign Currency Translation Adjustment	Total	Comprehensive Income
	Shares	Amount at $.01
					Shares	Amount
Balance at July 1, 2007	40,882,653	$409	$487,750	$195,658	861,256	$(12,745)	$25,884	$696,956
Adoption of FIN No. 48				129				129
Exercise of stock options	12,800		243					243
Non-cash compensation charge			420					420
Comprehensive income:
Net income				10,820				10,820	$10,820
Translation adjustments							7,979	7,979	7,979

Total comprehensive income									$18,799

Balance at September 30, 2007	40,895,453	$409	$488,413	$206,607	861,256	$(12,745)	$33,863	$716,547

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$10,820	$8,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,469	3,319
Deferred income taxes	—	(857)
Non-cash compensation	420	75
Gain on sale of businesses	(2,003)	(2,510)
Tax benefit from stock options
Excess tax benefit from share-based compensation	(12)	—
Other non-cash items, net	236	95
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(12,957)	(16,374)
Inventories	(7,866)	(5,880)
Other current assets	(102)	4,287
Other assets	(1,161)	898
Accounts payable and accrued expenses	5,473	24,433
Income taxes	5,743	3,648

Net cash provided by operating activities	3,060	19,873

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(4,977)	(3,553)
Proceeds from disposals of property and equipment	312	2,665
Acquisitions of business, net of cash acquired	(11,575)	—
Proceeds from sales of businesses	2,358	8,160
Loan to affiliate	2,025	(1,911)

Net cash provided by (used in) investing activities	(11,857)	5,361

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	243	4,265
Repayments under bank revolving credit facility	(1,000)	—
Repayments of other long-term debt, net	(547)	(239)
Excess tax benefits from share-based compensation	12	—

Net cash provided by (used in) financing activities	(1,292)	4,026

Effect of exchange rate changes on cash	1,033	8

Net (decrease) increase in cash and cash equivalents	(9,056)	29,268
Cash and cash equivalents at beginning of period	60,518	48,875

Cash and cash equivalents at end of period	$51,462	$78,143

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah® , Spectrum Naturals®, Spectrum Essentials®, Hollywood® cooking oils, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s™, Lima®, Grains Noirs™, Natumi®, Milkfree, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license) and Realeat®. The Company’s principal specialty product lines include Estee® sugar-free products and Alba®. Our natural personal care product line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Avalon Organics®, Alba Botanica®, Tushies® and TenderCare® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey and turkey products are marketed under the Plainville Farms® brand.

We operate in one business segment: the sale of natural and organic food and personal care products. In our 2007 fiscal year, approximately 46% of our revenues were derived from products that were manufactured within our own facilities with 54% produced by various co-packers.

All dollar amounts in our condensed consolidated financial statements and tables have been rounded to the nearest thousand dollars, except per share amounts. Share amounts in the notes to condensed consolidated financial statements are presented in thousands.

2.	BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. Please refer to the footnotes to our consolidated financial statements as of June 30, 2007 and for the year then ended included in our Annual Report on Form 10-K, for information not included in these condensed footnotes.

3.	EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

	Three Months Ended September 30,
	2007	2006
Numerator:
Net income	$10,820	$8,739

Denominator for basic earnings per share - weighted average shares outstanding during the period	40,026	38,746

Effect of dilutive stock options	1,799	1,277

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,825	40,023

Basic net income per share	$0.27	$0.23

Diluted net income per share	$0.26	$0.22

Options totaling 143,500 in fiscal 2008 and 1,412,000 in fiscal 2007 were excluded from our earnings per share calculations as their effects would have been anti-dilutive.

4.	INVENTORIES

Inventories consisted of the following:

	September 30, 2007	June 30, 2007
Finished goods	$80,895	$72,149
Raw materials, work-in-progress and packaging	61,477	56,913

	$142,372	$129,062

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2007	June 30, 2007
Land	$9,764	$8,688
Buildings and improvements	44,818	36,243
Machinery and equipment	132,954	123,278
Furniture and fixtures	6,885	6,554
Leasehold improvements	1,801	1,751
Construction in progress	1,639	1,190

	197,861	177,704
Less: Accumulated depreciation and amortization	67,023	62,803

	$130,838	$114,901

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Changes in the carrying amount of goodwill for the three months ended September 30, 2007 were as follows:

Balance as of July 1, 2007	$509,336
Additions	7,433
Translation and other adjustments, net	4,470

Balance as of September 30, 2007	$521,239

Included in translation and other adjustments during the three months ended September 30, 2007 are the impacts of changes in foreign currency exchange rates on goodwill and adjustments to our estimates of fair value of net assets acquired. We are continuing to evaluate the initial purchase price allocations of certain acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. We are also in the process of obtaining or finalizing appraisals of tangible and intangible assets for certain acquisitions. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

At September 30, 2007, included in trademarks and other intangible assets on the balance sheet is approximately $10.3 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	September 30, 2007		June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$10,280	$3,797	$8,205	$3,365
Non-amortized intangible assets:
Trademarks	98,576	6,686	98,173	6,671

Amortization of definite-lived intangible assets amounted to $0.4 million in the three months ended September 30, 2007. The expected aggregate amortization expense in each of the next five fiscal years is $1.5 million in 2008, $1.1 million in 2009, $1.0 million in 2010, $0.8 million in 2011 and $0.3 million in 2012.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

7.	ACQUISITIONS AND DISPOSAL

On August 29, 2007, we acquired, through our 50.1%-owned subsidiary, Hain Pure Protein Corporation, the assets and business of Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products to the natural and grocery channels in the Northeast and Mid-Atlantic regions, for approximately $11.6 million in cash, including transaction costs. The Plainville acquisition expands our specialty poultry business with a well-recognized industry leader.

In fiscal 2007, our acquisitions included Avalon Natural Products, Inc., a leader in the natural personal care products category in the areas of skin care, hair care, bath and body and sun care, for approximately $126.1 million in cash, including transaction costs. Avalon’s Alba Botanica and Avalon Organics brands provide us with a stronger, broader product portfolio in the natural and organic personal care products category.

On December 8, 2006, we also acquired the business and certain assets of Haldane Foods Limited, a producer of meat-free food and non-dairy beverage products, for approximately $10.1 million in cash, including transaction costs. Haldane’s product lines include Realeat frozen foods and Granose non-dairy beverages. Subsequent to the acquisition, the Company approved employee termination and exit costs relating to the acquired business in the amount of $1.1 million, which were recorded as costs of the acquisition. During fiscal 2007 we utilized $0.2 million and during the first quarter of fiscal 2008, we utilized $0.3 million of this reserve.

On June 8, 2007, we acquired the tofu and meat-alternative business of WhiteWave Foods Company, a subsidiary of Dean Foods Company. The product line includes baked and grilled tofu, seitan, tempeh and other traditional tofu items which are sold under the TofuTown® and WhiteWave® (under a 12-month license) brand names. The total consideration paid was approximately $2.1 million, including transaction costs.

The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition has been included in our consolidated results from their respective acquisition dates. As of September 30, 2007, the purchase price allocations for the aforementioned acquisitions are still subject to final adjustments for valuations and certain pre-acquisition contingencies.

The following table presents unaudited pro forma information about net sales and net income had the operations of the acquisitions described above been combined with our business on the first day of the periods shown. The following pro forma combined results of operations have been provided for illustrative purposes, only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future.

	Three months ended September 30, 2007	Three months ended September 30, 2006
Net sales	$242,745	$235,332

Net income	$10,780	$8,462

Earnings per share:
Basic	$0.27	$0.22

Diluted	$0.26	$0.21

Weighted average shares:
Basic	40,026	38,746

Diluted	41,825	40,023

This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), integration of systems and personnel, changes in trade practices,

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided.

On August 4, 2007, we completed the sale of our interest in a joint venture in Belgium that manufactured and sold rice cakes and was accounted for using the equity method. We recognized a pre-tax gain of approximately $2.0 million in connection with the sale in the first quarter of fiscal 2008, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statement of income.

In September 2007, we sold our minority interest in Halo, Purely for Pets, Inc. for approximately $1.7 million. This investment was made in June 2006 and accounted for using the equity method. The Company recognized pretax income of $0.3 million on the sale, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statement of income.

On August 31, 2006, we completed the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables. Biomarché generated approximately $18.0 million in sales for the fiscal year ended June 30, 2006. Total consideration received was €6.5 million (approximately $8.3 million). We also earned a contingent additional payment of approximately €0.7 million ($0.9 million) based on sales achieved for the year ended June 30, 2007. We recognized a pretax gain of $3.4 million, net of a $3.3 million charge for allocated goodwill ($1.2 million after tax) in connection with the sale in the first quarter of fiscal 2007, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statement of income.

8.	SENIOR NOTES AND CREDIT FACILITY

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2007, $150.0 million of the senior notes was outstanding. As of September 30, 2007, there was $64.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature. We were not in compliance with the financial reporting requirements regarding timely delivery of our financial statements under the credit agreement and the server notes for the periods ended June 30, 2007 and September 30, 2007. The lenders under the Credit Facility and the holders of our senior notes have agreed to extend the due dates for delivery of our financial statements for the periods noted above until January 31, 2008.

9.	INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The Interpretation requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted the provisions of FIN No. 48 effective July 1, 2007. As a result, the Company recognized a decrease of approximately $0.1 million in the liability for unrecognized tax benefits which was accounted for as a cumulative effect adjustment to reduce retained earnings. The total amount of gross unrecognized tax benefits at the date of adoption was $2.5 million, including interest and penalties of $0.2 million. Included in this balance is $0.5 million that, if recognized, would impact the effective income tax rate. We record interest and penalties in our provision for income taxes.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

The company and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases that may occur within the next twelve months cannot be made.

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

Three months ended September 30,	2007	2006
Net sales:
United States	$184,457	$156,357
Canada	11,378	14,269
Europe	41,410	39,269

	$237,245	$209,895

Earnings before income taxes:
United States	$11,634	$10,142
Canada	1,225	1,907
Europe	4,487	3,011

	$17,346	$15,060

	September 30, 2007	June 30, 2007
Long-lived assets:
United States	$648,479	$619,451
Canada	57,208	60,491
Europe	63,879	62,510

	$769,566	$742,452

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

12.	SUBSEQUENT EVENTS

Acquisition

On December 7, 2007, we acquired TenderCare International Inc., a marketer and distributor of chlorine-free and gel-free natural diapers and baby wipes under the Tushies® and TenderCare® brand names, for approximately $3.9 million in cash. The acquisition will be accounted for under the purchase method of accounting.

Stock Option Investigation

On June 15, 2007, we announced that the Company had received an informal inquiry from the SEC concerning the Company’s stock option granting practices and the related accounting and disclosures. Shortly thereafter, a group of four independent directors (the “Independent Directors”) was established by the Company’s Board of Directors to conduct an independent investigation relating to the Company’s historical stock option practices. On January 29, 2008, the Independent Directors reported their final findings to the Board. As a result of these findings, on January 31, 2008, the Company filed its Annual Report on Form 10-K for the year ended June 30, 2007, which included restatements of certain previously issued financial statements.

Nasdaq Delisting Notice

In September 2007, we received a Nasdaq staff determination letter stating that, as a result of the delayed filing of our annual report on Form 10-K for the year ended June 30, 2007, we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14) and were therefore subject to delisting from the Nasdaq Global Select Market. We received an additional Nasdaq staff determination letter with respect to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel, which was held on October 31, 2007, to appeal the staff determination and present a plan to cure the filing deficiencies and regain compliance. On November 21, 2007, we submitted additional information to assist the Listing Qualifications Panel in their assessment of our listing status. On December 19, 2007, the Nasdaq Listing Qualifications Panel granted our request for continued listing, provided that we supply Nasdaq with certain information regarding the findings of the option investigation on or about January 21, 2008, and file our Form 10-K and this quarterly report on Form 10-Q for the quarter ended September 30, 2007, by January 31, 2008. With the filing of our Annual Report on Form 10-K for the year ended June 30, 2007 and the filing of this report, the Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c) (14), and will no longer be subject to delisting from the Nasdaq Global Select Market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic™, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood® cooking oils, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s™, Lima®, Grains Noirs™, Natumi®, Milkfree, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license) and Realeat®. The Company’s principal specialty product lines include Estee® sugar-free products and Alba®. Our natural personal care product line is marketed under the JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Avalon Organics®, Alba Botanica®, Tushies® and TenderCare® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey and turkey products are marketed under the Plainville Farms® brand.

Our corporate website is www.hain-celestial.com.

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

Results of Operations

Three months ended September 30, 2007

Net sales for the three months ended September 30, 2007 were $237.2 million, an increase of $27.3 million, or 13.0%, over net sales of $209.9 million in the September 30, 2006 quarter. Sales in North America increased $25.2 million from the year ago quarter, reflecting strong performance by our grocery and snacks brands and the addition of sales from our Avalon and Alba personal care products and Plainville Turkey Farm acquisitions. Sales in Europe increased $2.1 million, primarily as a result of strong results in the United Kingdom. The European sales comparison was impacted by the disposal of Biomarché during last year’s first quarter.

Gross profit for the three months ended September 30, 2007 was $68.9 million, an increase of $10.0 million from last year’s quarter. Gross profit as a percentage of net sales was 29.0% for the three months ended September 30, 2007 as compared to 28.1% of net sales for the September 30, 2006 quarter. The increase in gross profit percentage was principally the result of improved operating efficiencies. Higher input costs continued to impact our overall business, both directly, as a result of increased commodity costs, such as corn, wheat and fuel, and indirectly, with the pass-through of costs from our suppliers of packaging and other major components of our finished products. Included in this year’s first quarter is approximately $1.1 million of start-up costs incurred in connection with the integration of the Haldane product lines into our Fakenham frozen foods facility. We anticipate that this integration will continue to impact our gross margin during the remainder of this fiscal year. Last year’s first quarter included approximately $1.1 million of start-up costs associated with a new production line at our West Chester frozen foods facility.

Selling, general and administrative expenses increased by $8.6 million, or 20.5%, to $50.5 million for the three months ended September 30, 2007 as compared to $42.0 million in the September 30, 2006 quarter. Selling, general and administrative expenses have increased primarily as a result of costs brought on by the businesses we acquired since the first quarter of 2007 and increased salary and related costs. We also incurred approximately $2.3 million of professional fees in the first quarter of this year in connection with the previously disclosed investigation of our stock option practices. We anticipate that we will continue to incur additional costs in future periods for ongoing activity related to this matter. Selling, general and administrative expenses as a percentage of net sales increased to 21.3% in the first quarter of fiscal 2008 as compared to 20.0% in the first quarter of last year.

Operating income was $18.3 million in the three months ended September 30, 2007 compared to $16.9 million in the September 30, 2006 quarter. Operating income as a percentage of net sales was 7.7% in the September 30, 2007 quarter compared with 8.0% in the September 30, 2006 quarter. The increase in operating income resulted from the increase in our net sales and gross profit. The decrease in operating income as a percentage of net sales resulted from the additional professional fees we incurred in connection with the review of our stock options practices, which are included in our selling, general and administrative expenses.

Interest and other expenses, net were $1.0 million for the three months ended September 30, 2007 compared to $1.8 million for the three months ended September 30, 2006. Interest expense totaled $3.3 million in this year’s first quarter, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility made to fund acquisitions. This was partially offset by $0.6 million of interest income earned in the current year’s quarter. Net interest expense in last year’s first quarter was approximately $1.9 million. We recognized a gain of approximately $2.0 million in the first quarter of fiscal 2008 on the sale of an equity interest in a joint venture which manufactured rice cakes in Belgium. At the end of August 2006 we sold Biomarché, our Belgium-based provider of fresh organic fruits and vegetables and recognized a gain on the disposal of approximately $2.5 million, net of a $3.3 million charge for goodwill allocated to that component of the reporting unit. In the quarter ended September 30, 2006, we also recorded a $2.2 million charge for a value added tax assessment resulting from an unfavorable decision by the German government in connection with our sales of non-dairy beverages in Germany.

Income before income taxes for the three months ended September 30, 2007 amounted to $17.3 million compared to $15.1 million in the comparable period of the prior year. This increase was primarily attributable to the increase in operating income.

Our effective income tax rate was 37.6% of pre-tax income for the three months ended September 30, 2007 compared to 42.0% for the three months ended September 30, 2006. The effective tax rate for the first quarter of fiscal 2007 was higher than the comparable period in the current year as a result of the unfavorable impact of the nondeductible goodwill expensed in connection with the sale of Biomarché.

Net income for the three months ended September 30, 2007 was $10.8 million compared to $8.7 million in the September 30, 2006 quarter. The increase of $2.1 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance decreased $9.1 million from the end of fiscal 2007 to $51.5 million during the three months ended September 30, 2007. Net cash provided by operating activities was $3.1 million for the first three months of fiscal 2008, compared to net cash provided by operating activities of $19.9 million in the three months ended September 30, 2006. The decrease in cash provided by operations in fiscal 2008 resulted from a decrease in cash provided by the changes in operating assets and liabilities of approximately $21.9 million in the current period as compared to the prior year comparable period, primarily resulting from increased inventories. This was partially offset by a $5.1 million increase in net income and non-cash items, such as depreciation and amortization expense. Our working capital increased to $208.1 million at September 30, 2007 compared with $198.5 million at June 30, 2007.

We used $11.9 million of cash in investing activities in the three months ended September 30, 2007. This included $11.6 million of cash used in the acquisition of the assets and business of Plainville Turkey Farm Inc., and $5.0 million of capital expenditures. These uses were offset by $2.4 million of proceeds from the sale of a joint venture interest in a rice cake business in Belgium and the repayment of a $2.0 million loan that we had made to that joint venture. In the three months ended September 30, 2006, we had $5.4 million of cash provided by investing activities. This consisted of $8.2 million of proceeds from the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, and $2.7 million of proceeds from the disposals of fixed assets, offset by the previously mentioned loan to the rice cake joint venture and $3.6 million of capital expenditures.

Net cash of $1.3 million was used in financing activities for the three months ended September 30, 2007 compared to $4.0 million provided by financing activities for the three months ended September 30, 2006. The decrease was due principally to a decrease in the proceeds from exercises of stock options to $0.2 million in the first quarter of fiscal 2008 from $4.3 million in fiscal 2007 and $1.5 million of borrowings repaid for the three months ended September 30, 2007 compared to $0.2 million for the September 30, 2006 quarter.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2007, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2007, $150.0 million was outstanding under the senior notes at an interest rate of 5.98%. There were $64.0 million of borrowings outstanding under the Credit Facility at September 30, 2007. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature. We were not in compliance with the financial reporting requirements regarding timely delivery of our financial statements under the credit agreement and the senior notes for the periods ended June 30, 2007 and September 30, 2007. The lenders under the Credit Facility and the holders of our senior notes have agreed to extend the due dates for delivery of the financial statements for the periods noted above until January 31, 2008.

This access to capital provides us with the flexibility to address our working capital needs in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

We believe that our cash on hand of $51.5 million at September 30, 2007, projected remaining fiscal 2008 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $18.0 million for the current fiscal year, and scheduled debt and lease payments of approximately $8.0 million over the next twelve months.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and chargebacks receivable, inventories, property, plant and equipment, goodwill and intangibles and segments. The application of each of these critical accounting policies and estimates was discussed in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2007. There have been no significant changes in the application of these critical accounting policies or estimates during fiscal 2008.

Seasonality

Our tea brand primarily manufactures and markets hot tea products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines are stronger in the warmer months. In years where there are warm winter seasons, such as the winter of 2006-2007, our sales of cooler weather products, which typically increase in our second and third fiscal quarters, may be negatively impacted.

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

Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; our ability to effectively integrate our acquisitions; competition; availability and retention of key personnel; our reliance on third party distributors, manufacturers and suppliers; changes in customer preferences; international sales and operations; the results of our stock option investigation and the SEC’s inquiry; changes in, or the failure to comply with, government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the report on Form 10-K, for the fiscal year ended June 30, 2007. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

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

THE HAIN CELESTIAL GROUP, INC.

Date: January 31, 2008	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief Executive Officer

Date: January 31, 2008	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and Chief Financial Officer