Form 10-Q
period 2007-12-31
HAIN CELESTIAL GROUP INC
filed 2008-02-11
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-22818

THE HAIN CELESTIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3240619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58 South Service Road Melville, New York	11747 (Zip Code)
(Address of principal executive offices)

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

As of February 4, 2008 there were 40,089,863 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

	December 31, 2007	June 30, 2007
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$44,718	$60,518
Accounts receivable, less allowance for doubtful accounts of $2,221 and $2,371	126,547	95,405
Inventories	150,376	129,062
Deferred income taxes	8,094	8,069
Other current assets	20,771	22,950

Total current assets	350,506	316,004

Property, plant and equipment, net	130,444	114,901
Goodwill	529,088	509,336
Trademarks and other intangible assets, net	100,300	96,342
Other assets	19,708	21,873

Total assets	$1,130,046	$1,058,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$129,809	$112,458
Income taxes payable	8,687	4,456
Current portion of long-term debt	468	566

Total current liabilities	138,964	117,480

Long-term debt, less current portion	214,436	215,446
Deferred income taxes and other liabilities	25,080	22,896

Total liabilities	378,480	355,822
Commitments and contingencies

Minority interest	19,442	5,678

Stockholders’ equity:
Preferred stock—$.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock—$.01 par value, authorized 100,000,000 shares, issued 41,035,453 and 40,882,653 shares	410	409
Additional paid-in capital	489,215	487,750
Retained earnings	222,189	195,658
Foreign currency translation adjustment	35,783	25,884

	747,597	709,701
Less: 945,590 and 861,256 shares of treasury stock, at cost	(15,473)	(12,745)

Total stockholders’ equity	732,124	696,956

Total liabilities and stockholders’ equity	$1,130,046	$1,058,456

Note: The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share and share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales	$276,233	$230,190	$513,478	$440,085
Cost of sales	197,089	160,319	365,483	311,384

Gross profit	79,144	69,871	147,995	128,701

Selling, general and administrative expenses	49,882	44,946	100,428	86,896

Operating income	29,262	24,925	47,567	41,805

Interest and other expenses, net	4,312	1,754	5,271	3,574

Income before income taxes	24,950	23,171	42,296	38,231
Provision for income taxes	9,368	8,958	15,894	15,279

Net income	$15,582	$14,213	$26,402	$22,952

Net income per share:
Basic	$0.39	$0.36	$0.66	$0.59

Diluted	$0.37	$0.34	$0.63	$0.57

Weighted average common shares outstanding:
Basic	40,048	39,173	40,037	38,960

Diluted	42,096	41,202	41,961	40,613

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital		Treasury Stock		Foreign Currency Translation Adjustment	Total	Comprehensive Income
	Shares	Amount at $.01		Retained Earnings	Shares	Amount
Balance at July 1, 2007	40,882,653	$409	$487,750	$195,658	861,256	$(12,745)	$25,884	$696,956
Adoption of FIN No. 48				129				129
Exercise of stock options	152,800	1	976					977
Tax benefit from stock options			174					174
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					84,334	(2,728)		(2,728)
Non-cash compensation charge			315					315
Comprehensive income:
Net income				26,402				26,402	$26,402
Translation adjustments							9,899	9,899	9,899

Total comprehensive income									$36,301

Balance at December 31, 2007	41,035,453	$410	$489,215	$222,189	945,590	$(15,473)	$35,783	$732,124

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(Unaudited)

Net income	$26,402	$22,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,233	7,088
Deferred income taxes	—	(857)
Non-cash compensation	315	1,043
Gain on sale of businesses	(2,003)	(2,527)
Tax benefit from stock options	174	—
Excess tax benefit from share-based compensation	(5)	(596)
Other non-cash items, net	1,525	431

Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(28,094)	(21,937)
Inventories	(15,328)	(5,401)
Other current assets	(452)	4,341
Other assets	(1,870)	(635)
Accounts payable and accrued expenses	10,348	20,694
Income taxes, net	10,782	6,079

Net cash provided by operating activities	11,027	30,675

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(7,913)	(6,521)
Proceeds from disposals of property and equipment	524	2,664
Acquisitions of business, net of cash acquired	(20,064)	(11,194)
Proceeds from sales of businesses	3,783	8,160
Loan to (repayments from) affiliate	2,025	(1,911)

Net cash used in investing activities	(21,645)	(8,802)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options	977	11,743
Shares withheld for payment of employee payroll taxes	(2,728)	—
Repayments under bank revolving credit facility	(4,000)	—
Repayments of other long-term debt, net	(249)	(432)
Excess tax benefits from share-based compensation	5	596

Net cash (used in) provided by financing activities	(5,995)	11,907

Effect of exchange rate changes on cash	813	424

Net increase (decrease) in cash and cash equivalents	(15,800)	34,204
Cash and cash equivalents at beginning of period	60,518	48,875

Cash and cash equivalents at end of period	$44,718	$83,079

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food and personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs™, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Realeat®, Granose®, and TofuTown®. The Company’s principal specialty product lines include Estee® sugar-free products and Alba®. Our natural and organic personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand.

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

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. Please refer to the footnotes to our consolidated financial statements as of June 30, 2007 and for the year then ended included in our Annual Report on Form 10-K, for information not included in these condensed footnotes.

3.	EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Numerator:
Net income	$15,582	$14,213	$26,402	$22,952

Denominator for basic earnings per share—weighted average shares outstanding during the period	40,048	39,173	40,037	38,960

Effect of dilutive stock options	2,048	2,029	1,924	1,653

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	42,096	41,202	41,961	40,613

Basic net income per share	$0.39	$0.36	$0.66	$0.59

Diluted net income per share	$0.37	$0.34	$0.63	$0.57

Options totaling 72,000 for the six months ended December 31, 2007 and 204,000 for the three months and 808,000 for the six months ended December 31, 2006 were excluded from our earnings per share calculations as their effects would have been anti-dilutive. There were no anti-dilutive options for the three months ended December 31, 2007.

4.	STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) effective July 1, 2005 to account for stock-based compensation under its employee and director stock-based compensation plans. SFAS No. 123(R) requires that contractual commitments to issue stock options be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with its Chief Executive Officer (“CEO”) contains such a commitment; however the options which were to be awarded in July 2005 and July 2006 were not granted at the those times, principally due to an insufficient number of shares available under the Company’s Long Term Incentive and Stock Award Plans. Under SFAS No. 123(R), regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined in SFAS No. 123(R) as the “requisite service period.” The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R) and, therefore, no expense has been recorded for the July 2005 options. The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006. These options remain un-granted at December 31, 2007. The Company will incur a charge to earnings at such time as those options are granted or otherwise resolved. Until such time as the July 2006 options are granted, the Company will be required to revalue (mark-to-market based on Black-Scholes value) the un-granted options at the end of each quarter, with the change in value charged or credited to compensation expense, included in selling, general and administrative expenses. For the three months and six months ended December 31, 2007, $(0.1) million and $0.3 million, respectively, of non-cash compensation expense is included in selling, general and administrative expenses in connection with the un-granted options. Results for the three months and six months ended December 31, 2006 include $(0.2) million and $0.6 million of non-cash compensation expense related to the un-granted options.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5.	INVENTORIES

Inventories consisted of the following:

	December 31, 2007	June 30, 2007
Finished goods	$86,893	$72,149
Raw materials, work-in-progress and packaging	63,483	56,913

	$150,376	$129,062

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2007	June 30, 2007
Land	$10,104	$8,688
Buildings and improvements	44,850	36,243
Machinery and equipment	134,193	123,278
Furniture and fixtures	7,102	6,554
Leasehold improvements	1,855	1,751
Construction in progress	2,911	1,190

	201,015	177,704
Less: Accumulated depreciation and amortization	70,571	62,803

	$130,444	$114,901

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We perform a test for impairment during the fourth quarter of our fiscal year. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we have evaluated the fair value of our goodwill and indefinite-life intangible assets and, based on such evaluations, no impairment existed through June 30, 2007. Amounts assigned to indefinite-lived intangible assets primarily represent the values of trademarks.

Changes in the carrying amount of goodwill for the six months ended December 31, 2007 were as follows:

Balance as of July 1, 2007	$509,336
Additions	16,555
Reallocations to intangible assets	(1,510)
Foreign currency translation	4,707

Balance as of December 31, 2007	$529,088

Included in foreign currency translation during the six months ended December 31, 2007 are the impacts of changes in foreign currency exchange rates on goodwill. We are continuing to evaluate the initial purchase price allocations of certain acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. We

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

are also in the process of obtaining or finalizing appraisals of tangible and intangible assets for certain acquisitions. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

At December 31, 2007, included in trademarks and other intangible assets are approximately $11.5 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	December 31, 2007		June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$11,458	$4,276	$8,205	$3,365
Non-amortized intangible assets:
Trademarks	99,816	6,698	98,173	6,671

Amortization of intangible assets with finite lives amounted to $0.9 million in the six months ended December 31, 2007. The expected aggregate amortization expense in each of the next five fiscal years is $1.8 million in 2008, $1.5 million in 2009, $1.3 million in 2010, $1.0 million in 2011 and $0.5 million in 2012.

8.	ACQUISITIONS AND DISPOSALS

On December 7, 2007, we acquired TenderCare International, Inc., a marketer and distributor of chlorine-free and gel-free natural diapers and baby wipes under the TenderCare and Tushies brand names, for approximately $3.9 million in cash. The acquisition strengthens our position in the natural and organic sector with the expansion into diapers and wipes.

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

On June 8, 2007, we acquired the tofu and meat-alternative business of WhiteWave Foods Company, a subsidiary of Dean Foods Company. The product line includes baked and grilled tofu, seitan, tempeh and other traditional tofu items which are sold under the TofuTown and WhiteWave (under a 12-month license) brand names. The total consideration paid was approximately $2.1 million, including transaction costs. The acquisition complements our existing Yves Veggie Cuisine product line, strengthening and expanding our fresh, meat-free alternative product offerings.

On January 11, 2007, we acquired Avalon Natural Products, Inc., a leader in the natural and organic personal care products category in the areas of skin care, hair care, bath and body care and sun care, for approximately $126.1 million in cash, including transaction costs. Avalon’s Alba Botanica and Avalon Organics brands provide us with a stronger, broader product portfolio in the natural and organic personal care products category.

On December 8, 2006, we also acquired the business and certain assets of Haldane Foods Limited, a producer of meat-free food and non-dairy beverage products, for approximately $10.1 million in cash, including transaction costs. Haldane’s product lines include Realeat frozen foods and Granose non-dairy beverages. Employee termination and exit costs relating to the acquired business in the amount of $1.5 million were recorded as costs of the acquisition. During fiscal 2007

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

we utilized $0.2 million and during the first two quarters of fiscal 2008, we utilized $0.2 million of this reserve. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. During the quarter ended December 31, 2007, the Company finalized the purchase price allocation and has assigned $2.4 million to identifiable intangible assets, of which $1.2 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $1.9 million and was recorded as goodwill, which is deductible for tax purposes.

The aforementioned acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition has been included in our consolidated results from their respective acquisition dates. As of December 31, 2007, the purchase price allocations for all of the aforementioned acquisitions with the exception of Haldane are still subject to final adjustments for valuations and certain pre-acquisition contingencies.

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

	Three months ended December 31, 2007	Three months ended December 31, 2006	Six months ended December 31, 2007	Six months ended December 31, 2006
Net sales	$277,366	$258,298	$520,945	$494,586

Net income	$15,474	$14,174	$26,113	$22,495

Earnings per share:
Basic	$0.39	$0.36	$0.65	$0.58

Diluted	$0.37	$0.34	$0.62	$0.55

Weighted average shares:
Basic	40,048	39,173	40,037	38,960

Diluted	42,096	41,202	41,961	40,613

This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us. Changes in operations of these acquired businesses include, but are not limited to, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided.

On August 4, 2007, we completed the sale of our interest in a joint venture in Belgium that manufactured and sold rice cakes and was accounted for using the equity method. We recognized a pre-tax gain of approximately $2.0 million in connection with the sale in the first quarter of fiscal 2008, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statements of income.

In September 2007, we sold our minority interest in Halo, Purely for Pets, Inc. for approximately $1.7 million. This investment was made in June 2006 and accounted for using the equity method. The Company recognized a pretax gain of $0.3 million on the sale, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statements of income.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

On August 31, 2006, we completed the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables. Biomarché generated approximately $18.0 million in sales for the fiscal year ended June 30, 2006. Total consideration received was €6.5 million (approximately $8.3 million). We also earned a contingent additional payment of approximately €0.7 million ($0.9 million) based on sales achieved for the year ended June 30, 2007. We recognized a pretax gain of $3.4 million ($1.2 million after tax), net of a $3.3 million charge for allocated goodwill which was not deductible for tax purposes, in connection with the sale in the first quarter of fiscal 2007, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statements of income.

9.	SENIOR NOTES AND CREDIT FACILITY

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2007, $150.0 million of the senior notes were outstanding. As of December 31, 2007, there were $61.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

10.	INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The Interpretation requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not that such positioning will be sustained on audit. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted the provision of FIN No. 48 effective July 1, 2007. As a result, the Company recognized a decrease of approximately $0.1 million in the liability for unrecognized tax benefits which was accounted for as a cumulative effect adjustment to reduce retained earnings. The total amount of gross unrecognized tax benefits at the date of adoption was $2.5 million, including interest and penalties of $0.2 million. Included in this balance is $0.5 million that, if recognized, would impact the effective income tax rate. We record interest and penalties in our provision for income taxes.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made.

11.	SEGMENT INFORMATION

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales:
United States	$214,523	$176,925	$398,980	$333,282
Canada	16,838	14,339	28,216	28,608
Europe	44,872	38,926	86,282	78,195

	$276,233	$230,190	$513,478	$440,085

Earnings before income taxes:
United States	$21,348	$18,080	$32,982	$28,222
Canada	2,106	2,249	3,331	4,156
Europe	1,496	2,842	5,983	5,853

	$24,950	$23,171	$42,296	$38,231

	Dec. 31, 2007	June 30, 2007
Long-lived assets:
United States	$659,103	$619,451
Canada	61,861	60,491
Europe	58,576	62,510

	$779,540	$742,452

12.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the basic requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their acquisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) must be applied prospectively and are effective for the Company’s fiscal year ending June 30, 2010 for all business combinations occurring on or after July 1, 2009. We have not yet assessed the impact that the implementation of SFAS No. 141(R) will have on our consolidated results of operations or financial condition.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity in the consolidated financial statements, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the consolidated statement of income. SFAS No. 160 is effective beginning in the Company’s fiscal year ending June 30, 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We have not yet assessed the impact that the implementation of SFAS No. 160 will have on our consolidated results of operations or financial condition.

13.	SUBSEQUENT EVENTS

Stock Option Investigation

On June 15, 2007, we announced that the Company had received an informal inquiry from the SEC concerning the Company’s stock option granting practices and the related accounting and disclosures. Shortly thereafter, a group of four independent directors (the “Independent Directors”) was established by the Company’s Board of Directors to conduct an independent investigation relating to the Company’s historical stock option practices. On January 29, 2008, the Independent Directors reported their final findings to the Board. As a result of these findings, on January 31, 2008 the Company filed its Annual Report on Form 10-K for the year ended June 30, 2007, which included restatements of certain previously issued financial statements, and its Quarterly Report on Form 10-Q for the three months ended September 30, 2007.

Nasdaq Delisting Notice

In September 2007, we received a Nasdaq staff determination letter stating that, as a result of the delayed filing of our annual report on Form 10-K for the year ended June 30, 2007, we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14) and were therefore subject to delisting from the Nasdaq Global Select Market. We received an additional Nasdaq staff determination letter with respect to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel, which was held on October 31, 2007, to appeal the staff determination and present a plan to cure the filing deficiencies and regain compliance. On November 21, 2007, we submitted additional information to assist the Listing Qualifications Panel in their assessment of our listing status. On December 19, 2007, the Nasdaq Listing Qualifications Panel granted our request for continued listing, provided that we supply Nasdaq with certain information regarding the findings of the option investigation on or about January 21, 2008, and file our Annual Report on Form 10-K for the year ended June 30, 2007 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, by January 31, 2008. On February 8, 2008, the Company submitted to Nasdaq the final findings and remedial measures relating to the stock option investigation. With the filing of our Annual Report on Form 10-K for the year ended June 30, 2007 and the filing of our Quarterly Report on Form 10-Q for the three months ended September 30, 2007 on January 31, 2008, the Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c) (14), and will no longer be subject to delisting from the Nasdaq Global Select Market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture, market, distribute and sell natural and organic food and personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs™, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Realeat®, Granose®, and TofuTown®. The Company’s principal specialty product lines include Estee® sugar-free products and Alba®. Our natural and organic personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand.

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

Results of Operations

Three months ended December 31, 2007

Net sales for the three months ended December 31, 2007 were $276.2 million, an increase of $46.0 million, or 20.0%, over net sales of $230.2 million in the December 31, 2006 quarter. Sales in North America increased $40.1 million from the year ago quarter, reflecting strong performance by our grocery and snacks brands, including Earth’s Best, Imagine, Terra and Spectrum, strong sales from our JASON personal care brand, increased sales of our brands in Canada and the addition of sales from our Avalon and Alba personal care products and Plainville Farms acquisitions. Sales in Europe increased $5.9 million, primarily as a result of growing sales in the United Kingdom.

Gross profit for the three months ended December 31, 2007 was $79.1 million, an increase of $9.3 million from last year’s quarter. Gross profit as a percentage of net sales was 28.7% for the three months ended December 31, 2007 as compared to 30.4% of net sales for the December 31, 2006 quarter. The decrease in gross profit percentage was principally the result of increased input costs, acquisition-related integration and start-up costs and a change in the mix of contribution from our reporting units. Higher input costs continue to impact our overall business, both directly, as a result of increased commodity costs, such as corn, wheat, soybeans, canola oil, fruit and fuel, and indirectly, with the pass-through of costs from our suppliers of packaging and other major components of our finished products. Included in this year’s second quarter is approximately $2.1 million of acquisition-related integration and manufacturing start-up costs incurred in connection with the integration of the Haldane production lines into our Fakenham frozen foods facility. We anticipate that this integration will continue to impact our gross margin during the remainder of this fiscal year. Last year’s second quarter included approximately $0.6 million of start-up costs associated with a new production line at our West Chester frozen foods facility.

Selling, general and administrative expenses were $49.9 million, an increase of $4.9 million, or 11.0%, for the three months ended December 31, 2007 as compared to $44.9 million in the December 31, 2006 quarter. Selling, general and administrative expenses have increased primarily as a result of costs brought on by the businesses we acquired since the first quarter of 2007 and increased salary and related costs. We also incurred approximately $1.7 million of professional fees in the second quarter of this year in connection with the previously disclosed review of our stock options practices. We anticipate that we will continue to incur additional costs in future periods for ongoing activity related to this matter. Selling, general and administrative expenses as a percentage of net sales decreased to 18.1% in the second quarter of fiscal 2008 as compared to 19.5% in the second quarter of last year, reflecting our ability to integrate back office functions and achieve cost savings in acquired businesses. The acquisition of Plainville Farms in the first quarter of fiscal 2008, with its lower than average administrative expense structure, also benefitted our consolidated selling, general and administrative expense rate.

Operating income was $29.3 million in the three months ended December 31, 2007 compared to $24.9 million in the December 31, 2006 quarter. Operating income as a percentage of net sales was 10.6% in the December 31, 2007 quarter compared with 10.8% in the December 31, 2006 quarter. The increase in operating income resulted from the increase in our net sales and gross profit. The decrease in operating income as a percentage of net sales resulted from the aforementioned manufacturing start-up costs included in our cost of sales and the additional professional fees we incurred in connection with the review of our stock options practices, which are included in our selling, general and administrative expenses.

Interest and other expenses, net were $4.3 million for the three months ended December 31, 2007 compared to $1.8 million for the three months ended December 31, 2006. Interest expense totaled $3.4 million in this year’s second quarter, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility made to fund acquisitions. This was partially offset by $0.4 million of interest income earned in the current year’s quarter. Interest expense in last year’s second quarter was approximately $2.3 million, and was partially offset by interest income of $0.9 million.

Income before income taxes for the three months ended December 31, 2007 amounted to $25.0 million compared to $23.2 million in the comparable period of the prior year. This increase was primarily attributable to the increase in operating income.

Our effective income tax rate was 37.5% of pre-tax income for the three months ended December 31, 2007 compared to 38.7% for the three months ended December 31, 2006. Since we conduct operations internationally, our effective income tax rate is impacted by the geographic distribution of our pre-tax income or losses among locations with varying tax rates and rules. Our current estimate of our effective annual tax rate reflects our current projection of the pre-tax income distribution.

Net income for the three months ended December 31, 2007 was $15.6 million compared to $14.2 million in the December 31, 2006 quarter. The increase of $1.4 million in earnings was primarily attributable to the increase in sales and the resultant increase in gross profit.

Six months ended December 31, 2007

Net sales for the six months ended December 31, 2007 were $513.5 million, an increase of $73.4 million, or 16.7%, over net sales of $440.1 million in the December 31, 2006 six-month period. Net sales were impacted by acquisitions in the first half of both fiscal 2008 and 2007. Sales in North America increased $65.3 million from the year ago period, reflecting strong performance by our grocery and snacks brands, including Earth’s Best, Imagine, Terra and Spectrum, increased sales of our brands in Canada and the addition of sales from our Avalon and Alba personal care products and Plainville Farms acquisitions. Sales in Europe increased $8.1 million, primarily as a result of strong results in the United Kingdom.

Gross profit for the six months ended December 31, 2007 was $148.0 million, an increase of $19.3 million from last year’s six-month period. Gross profit for the six months ended December 31, 2007 was 28.8% of net sales as compared to 29.2% of net sales for the December 31, 2006 period. The decrease in gross profit percentage was principally the result of increased input costs, acquisition-related integration and start-up costs and a change in the mix of contribution from our reporting units. Higher input costs continue to impact our overall business, both directly, as a result of increased commodity costs, such as corn, wheat, soybeans, canola oil, fruit and fuel, and indirectly, with the pass-through of costs from our suppliers of packaging and other major components of our finished products. Included in this year’s first six months is approximately $3.2 million of acquisition-related integration and manufacturing start-up costs incurred in connection with the integration of the Haldane production lines into our Fakenham frozen foods facility. We anticipate that this integration will continue to impact our gross margin during the remainder of the fiscal year. Last year’s comparable period included approximately $1.7 million of start-up costs associated with a new production line at our West Chester frozen foods facility.

Selling, general and administrative expenses increased by $13.5 million, or 15.6%, to $100.4 million for the six months ended December 31, 2007 compared to $86.9 million in the December 31, 2006 six-month period. Selling, general and administrative expenses have increased primarily as a result of costs brought on by the businesses we acquired since the second quarter of 2007 and increased salary and related costs. We also incurred approximately $4.0 million of professional fees in the first six months of this year in connection with the previously disclosed review of our stock options practices. Selling, general and administrative expenses as a percentage of net sales decreased to 19.6% in the first six months of fiscal 2008 as compared to 19.7% in the first six months of last year.

Operating income was $47.6 million in the six months ended December 31, 2007 compared to $41.8 million in the December 31, 2006 comparable period. Operating income as a percentage of net sales was 9.3% in the December 31, 2007 period compared with 9.5% in the six months ended December 31, 2006. The increase in operating income is a result of our increased net sales and gross profit. The decrease in operating income as a percentage of net sales resulted from the aforementioned manufacturing start-up costs included in our cost of sales and the additional professional fees we incurred in connection with the review of our stock options practices, which are included in our selling, general and administrative expenses.

Interest and other expenses, net were $5.3 million for the six months ended December 31, 2007 compared to $3.6 million for the six months ended December 31, 2006. Interest expense totaled $6.6 million in this year’s first six months, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and borrowings under our credit facility used to fund acquisitions, and was partially offset by $1.0 million of interest income earned. Interest expense in last year’s first six months was approximately $4.7 million and was partially offset by interest income earned of $1.4 million. We recognized a gain of approximately $2.0 million in the first quarter of fiscal 2008 on the sale of an equity interest in a joint venture which manufactures rice cakes in Belgium. At the end of August 2006 we sold Biomarché, our Belgium-based provider of fresh organic fruits and vegetables and recognized a gain on the disposal of approximately $2.5 million, net of a $3.3 million charge for goodwill allocated to that component of the reporting unit. We also recorded a $2.2 million charge in the quarter ended September 30, 2006 for a value added tax assessment resulting from an unfavorable decision by the German government in connection with our sales of non-dairy beverages in Germany.

Income before income taxes for the six months ended December 31, 2007 amounted to $42.3 million compared to $38.2 million in the comparable period of the prior year. This increase was primarily attributable to the increase in operating income.

Our income tax expense was $15.9 million for the six months ended December 31, 2007, an effective income tax rate of 37.6%, compared to $15.3 million for the six months ended December 31, 2006, an effective income tax rate of 40.0%. The effective tax rate for the first six months of fiscal 2007 was higher than the comparable period in the current year as a result of the unfavorable impact of the nondeductible goodwill expensed in connection with the sale of Biomarché last year.

Net income for the six months ended December 31, 2007 was $26.4 million compared to $23.0 million for the six months ended December 31, 2006. The increase of $3.5 million in net income was primarily attributable to the increase in sales and the resultant increase in gross profit.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance decreased $15.8 million from the end of fiscal 2007 to $44.7 million at December 31, 2007. Net cash provided by operating activities was $11.0 million for the first six months of fiscal 2008, compared to net cash provided by operating activities of $30.7 million in the six months ended December 31, 2006. The decrease in cash provided by operations in fiscal 2008 resulted from a decrease in cash provided by the changes in operating assets and liabilities of approximately $27.8 million in the current period as compared to the prior year comparable period, primarily resulting from increased inventories, which included a planned increase in ingredient inventory to support the growth of our Earth’s Best brand, and accounts receivable, which resulted from the increase in our sales. This was partially offset by an $8.1 million increase in net income and non-cash items, such as depreciation and amortization expense. Our working capital increased to $211.5 million at December 31, 2007 compared with $198.5 million at June 30, 2007.

We used $21.6 million of cash in investing activities in the six months ended December 31, 2007. This included $20.1 million of cash used in the acquisitions of TenderCare International Inc. and Plainville Farms, and $7.9 million of cash used for capital expenditures. These uses were offset by $3.8 million of proceeds from the sales of a joint venture interest in a rice cake business in Belgium and our equity investment in Halo, Purely for Pets, Inc. and the repayment of a $2.0 million loan by the Belgian joint venture. In the six months ended December 31, 2006, we used $8.8 million of cash in investing activities. This included $11.2 million of cash used in connection with the acquisition of the assets of Haldane Foods in the United Kingdom in December 2006, $6.5 million for capital expenditures and the previously mentioned loan to the rice cake joint venture.

Net cash of $6.0 million was used in financing activities for the six months ended December 31, 2007 compared to $11.9 million provided by financing activities for the six months ended December 31, 2006. The decrease was due principally to a decrease in the proceeds from exercises of stock options to $1.0 million in the first six months of fiscal 2008 from $11.7 million in fiscal 2007 and $4.2 million of borrowings repaid during the six months ended December 31, 2007 compared to $0.4 million for the comparable period ended December 31, 2006. Treasury stock increased by 84,334 shares ($2.7 million) in the second quarter of fiscal 2008 from stock surrendered to pay employee payroll withholding taxes in connection with stock-based compensation transactions.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2007, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2007, $150.0 million was outstanding under the senior notes at an interest rate of 5.98%. There were $61.0 million of borrowings outstanding under the Credit Facility at December 31, 2007. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

This access to capital provides us with the flexibility to address our working capital needs in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

We believe that our cash on hand of $44.7 million at December 31, 2007, projected remaining fiscal 2008 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $18.0 million for the current fiscal year, and scheduled debt and lease payments of approximately $8.3 million over the next twelve months.

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

Seasonality

Our tea brand primarily manufactures and markets hot tea products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines are stronger in the warmer months. In years where there are warm winter seasons, our sales of cooler weather products, which typically increase in our second and third fiscal quarters, may be negatively impacted.

Sales of our Plainville Farms turkey products are strongest in the second quarter of our fiscal year, coinciding with seasonal holidays.

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

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to mitigate the effects of inflation by improving our manufacturing and supply-chain efficiencies, increasing productivity and adjusting the selling price of our products.

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

Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; competition; availability of key personnel; changes in, or the failure to comply with government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the report on Form 10-K, and any amendments thereto, for the fiscal year ended June 30, 2007. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. We believe that at December 31, 2007, there has been no material change to this information.

The Company purchases commodity inputs such as wheat, corn, soybeans, canola oil and fruit as well as packaging materials to be used in its operations. These commodities are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the commodities by using future, forward, option or other derivative instruments. As a result, the majority of our future commodities purchases are subject to changes in the prices of such commodities. We enter into fixed purchase commitments in an attempt to secure an adequate supply of specific commodities. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of December 31, 2007. Based on our cost of goods sold during the three months ended December 31, 2007, such a change would have resulted in an increase or decrease to cost of sales of approximately $10 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

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

Part II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 4, 2008, the Company filed its answer in response to the previously-disclosed complaint filed by Change to Win seeking to compel the Company to conduct its 2007 Annual Meeting of Stockholders. In its answer, the Company asserted that the complaint should be dismissed as moot since the 2007 Annual Meeting of Stockholders is scheduled to be held on April 1, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)		(b)	(c)	(d)
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans(2)
December 2007	84,334	(1)	$32.34	—	900,300

Total	84,334		$32.34	—	900,300

(1)	Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans.
(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

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

THE HAIN CELESTIAL GROUP, INC.

Date: February 11, 2008	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief Executive Officer

Date: February 11, 2008	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and Chief Financial Officer