Form 10-K/A
period 2007-06-30
HAIN CELESTIAL GROUP INC
filed 2008-03-26
CIK 910406

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

Documents Incorporated by Reference: None

Explanatory Note

The undersigned registrant hereby amends the Form 10-K originally filed on January 31, 2008 (the “Form 10-K”) in order to reflect certain disclosures made in the registrant’s proxy statement regarding executive compensation and related party transactions, by amending and restating in their entirety items 11 through 13 and item 15(a)(3) of the Form 10-K. Except as provided in the amended items below, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K. Investors should rely on the Form 10-K and amendments thereto for information regarding the fiscal year ended June 30, 2007.

PART III

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

Our Compensation Committee is responsible for establishing and administering policies governing the compensation of our named executive officers: Irwin D. Simon, our Chairman, President and CEO, Ira J. Lamel, our Executive Vice President and CFO and John Carroll, our Executive Vice President and President of Grocery and Snacks and Personal Care. The Compensation Committee consists of three directors, each of whom is “independent” as defined by the listing standards of NASDAQ and is not an officer or employee of the Company. The Compensation Committee operates under a written charter adopted by the Board of Directors, which is available at our corporate website at www.hain-celestial.com under Investor Relations.

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

The Compensation Committee had previously retained the services of Mercer Human Resource Consulting for the purpose of providing the Compensation Committee with a comprehensive review of the Company’s long-term, non-cash incentives to ensure that they are competitive and appropriately linked to our long term success and creation of stockholder value, as well as to assist the Compensation Committee with issues relating to CEO compensation and Mr. Simon’s ungranted stock options. The Compensation Committee also periodically sought input from Mercer on a range of external market factors, including evolving compensation trends, appropriate peer group companies and market survey data. Although the Compensation Committee reviews the compensation practices of its peer companies, due to the unique nature of the Company given its rapid growth through numerous acquisitions, and expansion of categories, the Compensation Committee does not adhere to strict formulas or survey data to determine the mix of compensation elements. In addition, Richard C. Berke, since his appointment to the Board of Directors in April 2007, has provided the Compensation Committee with additional assistance regarding ungranted stock options which Mr. Simon is entitled to receive under his employment agreement. It is expected that after the next annual stockholders meeting he will be appointed Chairperson of the Compensation Committee. In October 2007, the Compensation Committee retained the services of Towers Perrin to assist with some of the issues relating to Mr. Simon’s ungranted stock options and to expand upon the review of the Company’s long-term, non-cash incentives that was prepared by Mercer.

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

For fiscal year 2007, the base salary for the CEO was established pursuant to the extension of his employment agreement, while the base salaries for the CFO and the other named executive officer were established by the Compensation Committee based upon the recommendation of the CEO. Base salaries for our named executive officers increased in fiscal year 2007 from salaries paid in fiscal year 2006. Generally, the increases in base salaries were the result of each individual’s and the Company’s performance in fiscal year 2006. Mr. Carroll’s increase in base salary also reflected his increasing level of responsibility within the Company.

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

At the beginning of each fiscal year, the Compensation Committee establishes specific objectives for the CEO for the upcoming fiscal year. The objectives established for the CEO for the 2007 fiscal year included targeted sales growth, earnings per share, acquisition success, and succession planning. Generally, during the first quarter following the completion of each fiscal year, the Compensation Committee evaluates the CEO’s performance against the pre-set objectives, together with the results, observations and proposals submitted by the CEO with respect to his compensation, and takes the results of this evaluation into consideration when determining the amount of his annual cash incentive for the prior fiscal year. The CEO does not participate in the Compensation Committee’s deliberations or final decision-making with regard to his own compensation. The results of this evaluation are shared with the full Board of Directors for their final approval.

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

With respect to Messrs. Lamel and Carroll, the performance objectives evaluated by the CEO historically have been the achievement of financial targets, succession planning and mentoring of staff, and the successful acquisition and integration of new brands. In the case of Mr. Lamel, other factors included such items as balance sheet management, capital structuring, Sarbanes-Oxley compliance and maintenance of our internal control structure. In the case of Mr. Carroll, sales growth and improvements in gross and operating margins in the reporting units for which he is responsible are factors that were also considered.

The Compensation Committee may in its discretion award additional bonus amounts based upon unanticipated significant achievements by the named executive officer.

Annual Cash Incentives for Fiscal Years 2007 and 2008

The determination of incentive compensation for our named executive officers for fiscal year 2007 was delayed pending the completion of the previously reported review of the Company’s stock options practices. However, in February 2008, the Compensation Committee recommended, and the Board of Directors approved, a non-equity incentive payment to Mr. Simon, and cash bonuses to Messrs. Lamel and Carroll for fiscal year 2007.

In accordance with the terms of the extension to his employment agreement, Mr. Simon had the opportunity to earn annual incentive compensation of up to 200% of his annual base salary for fiscal year 2007, which was the amount that the Compensation Committee ultimately recommended and the Board of Directors approved. The Compensation Committee’s recommendation was based on objective metrics related to the Company’s performance against the Company’s budget, as well as qualitative determinations regarding Mr. Simon’s personal performance and leadership contributions. From a financial perspective, the Compensation Committee considered the Company’s successful fiscal year in terms of sales, net income, operating income, EBITDA, operating free cash flow and the Company’s share price, taking into consideration slowing global and domestic economic performance and significantly increasing commodity and transportation costs. The Compensation Committee also considered Mr. Simon’s operational involvement, including his taking a more active role at

Celestial Seasonings in leading various initiatives for that business, his role in the Company’s successful acquisitions and integration of past acquisitions, his development of other members of the management team, and his representation of the Company to investors and the broader financial community.

In considering bonus compensation for Mr. Lamel, Mr. Simon considered many of the same objective metrics of Company performance as the Compensation Committee used in their evaluation of him. Mr. Simon also considered qualitative evaluations of Mr. Lamel’s contributions in finance and accounting matters, maintenance of the internal control structure, planning and maintenance of the capital structure, significant participation in strategic planning for, and execution of, the acquisition strategy, his role in hiring and mentoring other members of the management team, and his representation of the Company to the financial community.

In considering cash incentive compensation for Mr. Carroll, Mr. Simon considered the financial and operating performance of the reporting units that Mr. Carroll oversees, taking into consideration slowing global and domestic economic performance and significantly increasing commodity and transportation costs, the integration of the business unit management structure, participation in the strategic planning for, and execution of, the acquisition strategy relevant to his reporting units, as well as Mr. Carroll’s increased responsibilities (including his leadership role with respect to the Company’s personal care reporting unit).

Based on his evaluations of their performance, in consultation with the Compensation Committee as to maximum bonus levels and appropriate metrics, Mr. Simon recommended that each of Mr. Lamel and Mr. Carroll receive a cash bonus for fiscal year 2007 equal to 100% of their respective base salaries for that fiscal year, and the Compensation Committee and, ultimately, the Board of Directors concurred with that recommendation.

For fiscal year 2008, given the Company’s rapid growth and the evolving roles of Messrs. Lamel and Carroll within the Company, the Compensation Committee has adopted a more structured approach for determining the annual cash incentives for all of our named executive officers. To this end, the Compensation Committee has adopted annual performance measures for each of the named executive officers in accordance with their responsibilities for the Company’s overall corporate performance and, with respect to Mr. Carroll, the performance of the reporting units he manages. There are multiple performance measures and each measure is assigned a weight expressed in points. For each performance measure, the Compensation Committee has approved a threshold, target and maximum goal. In order to receive the target bonus, the named executive officer is required to achieve a certain number of points. Target bonus opportunities approved by the Compensation Committee are stated as a percentage of annual base salary. The maximum bonus the CEO may receive based on the performance measures is capped at 200% of his annual base salary. The maximum bonus Messrs. Lamel and Carroll may receive based on the performance measures is capped at 100% of his annual base salary.

Long-term Incentive Program

Historically, the principal method for long-term incentive compensation has been stock option grants under our 2002 Plan. These grants are designed to promote the convergence of long-term interests between our key employees and our stockholders, since the value of options granted will increase or decrease with the value of our common stock. The 2002 Plan was approved by stockholders for the purpose of promoting the interests of our stockholders by: (1) attracting and retaining executives and other key employees of outstanding ability; (2) strengthening our capability to develop, maintain and direct a competent management team; (3) motivating executives and other key employees, by means of performance-related incentives, to achieve longer-range performance goals; (4) providing incentive compensation opportunities which are competitive with those of other comparably situated companies; and (5) enabling such employees to participate in our long-term growth and financial success.

During our fiscal years ended June 30, 2007 and 2006 we did not grant any stock options or other equity awards to our employees, including our named executive officers. Although it is the Compensation Committee’s belief that a significant portion of each named executive officer’s compensation should consist of long-term equity compensation, we have not issued any equity-based compensation to any of our named executive officers since August 2004 due to external factors. Stock options were not granted in fiscal year 2006 in part due to insufficient shares available for grant under the 2002 Plan. Although the Company’s shareholders have since approved an increase in the number of shares available for grant under the 2002 Plan, the Company continued to not grant stock options during fiscal years 2006 and 2007 pending the completion of a comprehensive review of our compensation policies by a compensation consultant, including a review of long-term non-cash incentives to ensure that they are competitive and appropriately linked to the Company’s long-term success and the creation of stockholder value. The implementation of any equity compensation plan was further delayed due to the review by a group of independent directors of the stock option practices of the Company. Future long-term incentive programs are in development as we work with our compensation consultants to adopt plans that are attractive to key employees while serving the interests of our stockholders.

On September 21, 2006, the Company’s Board of Directors approved revised approval procedures for equity grants. Pursuant to those procedures, all equity grants will be recommended by the Compensation Committee to the full Board for approval. All option grants will have an exercise price equal to the closing price of the Company’s stock on the date of the Board’s approval of the grant.

Following completion of the stock option review, a group of independent directors recommended and the Board of Directors approved, on January 29, 2008, the following additional changes:

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

Other Compensation

Our named executive officers are eligible for the same level and offering of benefits that we make available to other employees, including our 401(k) plan, health care, dental and vision plans, life insurance plans, and other employee benefit programs. In addition to the standard benefits offered to other employees, the Company provides Mr. Simon with a Medical Reimbursement Plan, which reimburses any expenses for health, prescription, dental and vision not covered by the Company’s Insurance Plan incurred by him and his dependents. In addition, we reimburse Mr. Simon for a portion of the premium associated with his life insurance policy. For additional information regarding other compensation, see the Summary Compensation Table, page 26.

The Company does not have any defined benefit pension or retirement plans.

Perquisites and Other Benefits

The Company provides named executive officers with perquisites and other benefits that we believe are reasonable and consistent with our overall executive compensation program. The costs of these benefits constitute only a small portion of each named executive officer’s total compensation. The Company offers perquisites and other benefits that we believe to be competitive with benefits offered by companies with whom we compete for talent for purposes of recruitment and retention. For additional information regarding perquisites and other benefits, see the Summary Compensation Table, page 26.

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

The Role of Consultants

Since 2005, the Compensation Committee has retained the services of compensation consultants. No member of the Compensation Committee or any named executive officer has any affiliation with these consultants. At least annually, the Compensation Committee seeks input from the consultants on a range of external market factors, including evolving compensation trends and market survey data. The consultants also provide general observations on the Company’s compensation programs, but do not determine or recommend the amount or form of compensation for any of the named executive officers.

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

On October 30, 2006, the Compensation Committee recommended, and the Board of Directors approved, an extension of Mr. Simon’s employment agreement through June 30, 2009, two years beyond its previously-scheduled expiration. Pursuant to the extension, Mr. Simon receives an annual base salary of $1.25 million per year during the extension period. In addition, he will have the opportunity to earn an annual bonus of up to 200% of his base salary (based on his and the Company’s performance during each fiscal year, as determined by the Board of Directors and/or the Compensation Committee). The extension also provides for Mr. Simon to receive the equity equivalent (based on the then-current long-term incentive plan applicable to other executives, including similar vesting provisions) of 300,000 options to purchase common stock of the Company on July 1, 2007 and 2008, and a bonus of $300,000 upon execution of definitive documentation of the extension.

Pursuant to the terms of his employment agreement, on July 1, 2005, Mr. Simon was entitled to a grant of 300,000 options to purchase common stock of the Company under the 2002 Plan or any substantially similar plan. However, insufficient shares were available for grant under the 2002 Plan at that time. Also pursuant to the terms of his employment agreement, Mr. Simon was entitled to a grant, on July 1, 2006, of 300,000 options to purchase common stock of the Company under the 2002 Plan or any substantially similar plan as well as a grant, on July 1, 2007, of the equity equivalent of 300,000 options to purchase common stock of the Company pursuant to the terms of the extension; however, such grants have not been made pending completion of a comprehensive review of our long-term, non-cash incentives to ensure that they are competitive and appropriately linked to our long term success and creation of stockholder value.

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

We have entered into change of control agreements with Mr. Lamel and Mr. Carroll that provide that in the event that, following a change of control of the Company, the surviving corporation takes certain actions, including a termination without cause, diminution in duties or forced relocation, such employee will be entitled to terminate his employment and receive up to three times his annual base salary and annual bonus, up to three years’ benefits continuation, immediate vesting of all outstanding options and other stock awards and reimbursement of certain tax obligations. A copy of the form of these change in control agreements is filed with the SEC as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the materials under the caption “Compensation Discussion and Analysis” included in the Company’s Annual Report on Form 10-K/A and in the Company’s proxy statement with the management of the Company. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007 and in the Company’s Proxy Statement.

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

Executive Compensation Tables

The following table sets forth the compensation paid by us for services rendered during the fiscal year ended June 30, 2007 to or for the accounts of our named executive officers:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)	Option Awards		Non-equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compen- sation (2)	Total
Irwin D. Simon	2007	$1,250,000	—	—	$48,000	(1)	$2,500,000	—	$53,133	$3,851,133
President, Chief Executive Officer and Chairman of the Board
Ira J. Lamel	2007	$500,000	$500,000	—	—		—	—	$21,875	$1,021,875
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
John Carroll	2007	$410,000	$410,000	—	—		—	—	$12,506	$832,506
Executive Vice President, President Grocery & Snacks, and President Personal Care

(1)	There were no stock awards or option awards made to the named executive officers for the fiscal year ended June 30, 2007. In accordance with his employment agreement, Mr. Simon was entitled to receive an option grant to acquire 300,000 shares of the Company’s common stock in July 2005 and July 2006, which remain un-granted. The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R) and, therefore, no expense has been recorded for the July 2005 options. The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006 and as a result, $3.2 million of compensation cost was charged to earnings during the fiscal year ended June 30, 2006. The Company had previously disclosed the $3.2 million of compensation cost in the Option Awards column in the table. However, upon reconsideration, the Company believes that such inclusion is no longer appropriate. During the year ended June 30, 2007, $48,000 was included in compensation expense as a result of the mark-to-market adjustment required under SFAS No. 123(R). In addition, on July 1, 2007 (in fiscal year 2008), Mr. Simon became entitled, under his employment agreement extension, to an additional grant of 300,000 options, which have not yet been granted, the value of which are not included in the amount above.
(2)	The table below details the components of this column:

Name	401(k) Plan Match (1)	Life Insurance Premiums (2)	Car Allowance (3)	Supplemental Medical Benefit Premiums (4)	Perquisites (5)	Total
Irwin D. Simon	$2,250	$3,394	—	$29,775	$15,714	$53,776
Ira J. Lamel	$3,000	—	$5,400	—	$13,475	$21,875
John Carroll	$2,250	—	$7,000	—	$3,256	$12,506

(1)	The Company’s 401(k) match is calculated based upon the plan year, which is a calendar year. The amounts provided for each of the above named executive officers represent a matching contribution by the Company on behalf of such officer under the Company’s 401(k) Plan for the 2006 plan year (January 1, 2006 through December 31, 2006). The Company’s matching contribution has not yet been determined for the 2007 plan year.
(2)	Represents an amount paid by the Company to Mr. Simon as reimbursement for 25% of the total premium for his life insurance policy.
(3)	Represents amounts paid to Mr. Lamel (for four months) and Mr. Carroll (for ten months) for car allowances prior to the date on which each were provided with the use of a Company owned vehicle. See footnote (5) below.
(4)	Represents premiums paid during the fiscal year ended June 30, 2007 on behalf of Irwin Simon for a supplemental medical benefits plan which reimburses Mr. Simon and his dependents for any out-of-pocket medical expenses not covered by the Company’s employee health benefit plans.
(5)	Represents the incremental cost to the Company in connection with its providing each of the above named executive officers with the use of a Company owned vehicle.

2007 Grants of Plan-Based Awards

Grants of Plan-Based Awards

Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Irwin D. Simon	9/21/06	(1)	$1,250,000	$2,500,000

(1) This amount would be prorated based upon the actual achievement by the CEO of his performance targets.

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

If Mr. Simon’s employment had terminated on December 31, 2007, without cause or he resigns for good reason, Mr. Simon would be entitled to severance and other benefits having a value of approximately $21,737,780. If Mr. Simon’s employment had terminated on December 31, 2007, due to a change in control, Mr. Simon would have been entitled to severance having a value of approximately $24,421,994. The amounts in the two preceding sentences have been calculated using the bonus amounts granted to Mr. Simon for fiscal year 2007 even though such amount was approved after the change in control date of December 31, 2007. Of the amounts set forth in the first two sentences, in each case $12,587,780 is attributable to three stock option grants to purchase a total of 900,000 shares of the Company’s common stock to which Mr. Simon is entitled to receive pursuant to the terms of his employment agreement, but have yet to be granted and a fourth stock option grant to purchase a total of 300,000 shares of the Company’s common stock to which Mr. Simon will be entitled to receive on July 1, 2008. As disclosed in the Compensation Committee Report, on July 1, 2005, Mr. Simon was entitled to a grant of 300,000 options to purchase common stock of the Company under the 2002 Plan or any substantially similar plan. However, insufficient shares were available for grant under the 2002 Plan at that time. Also pursuant to the terms of his employment agreement, Mr. Simon was entitled to a grant, on July 1, 2006, of 300,000 options to purchase common stock of the Company under the 2002 Plan or any substantially similar plan as well as a grant, on July 1, 2007, of the equity equivalent of 300,000 options to purchase common stock of the Company pursuant to the terms of the extension; however, such grants have not been made pending completion of a comprehensive review of our long-term, non-cash incentives to ensure that they are competitive and appropriately linked to our long-term success and creation of stockholder value.

In the event that Mr. Simon’s employment terminates due to death or disability he will be entitled to: (i) any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination; (ii) two years’ annual salary and two years’ average annual bonus paid to Mr. Simon over the two immediately preceding fiscal years; (iii) all options and other stock awards previously granted, but unvested, shall become fully vested and (iv) to continue participation (or his dependents in the case of his death) in all of the Company’s medical, dental and vision plans until the second anniversary of his termination. If Mr. Simon’s employment were to terminate due to his death or disability, Mr. Simon currently would be entitled to severance having a value of approximately $6,100,000.

In the event that Mr. Simon’s employment terminates for cause or not for good reason he will be entitled to any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination, and any amounts which are vested at the time of termination.

If Mr. Simon’s contract is not renewed at the end of its term, Mr. Simon will be entitled to: (i) any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination; (ii) three years’ annual salary and three years’ average annual bonus paid to Mr. Simon over the two immediately preceding fiscal years; (iii) all options and other stock awards previously granted, but unvested, shall become fully vested and (iv) to continue participation in all of the Company’s medical, dental and vision plans until the third anniversary of his termination. In this instance, Mr. Simon would be entitled to receive approximately $9,150,000.

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

If Mr. Lamel’s employment had terminated on December 31, 2007 in accordance with the change in control agreement, Mr. Lamel would have been entitled to severance having a value of approximately $3,336,958. If Mr. Carroll’s employment had terminated on December 31, 2007 in accordance with the change in control agreement, Mr. Carroll would have been entitled to severance having a value of approximately $2,782,042. The amounts in the two preceding sentences have been calculated using the bonus amounts granted to each executive officer for fiscal year 2007 even though such amounts were approved after the change in control date of December 31, 2007. In addition, such amounts do not include the cost of outplacement services.

Compensation of Directors

Each year, our Board of Directors and the Compensation Committee of the Board review and determine compensation for our non-employee directors. The Compensation Committee and our Board believe that compensation should fairly compensate non-employee directors for work required in a company of our size and scope. In fiscal year 2007, each non-employee director received a cash payment of $25,000, which was paid in quarterly installments of $6,250. Mr. Simon did not receive any compensation for his Board service.

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

The Board of Directors has determined that for fiscal year 2008 each non-employee director will receive cash compensation of $50,000 per annum. Committee Chairs also receive additional compensation for their increased responsibilities. In addition, at the time the Company completes its comprehensive review of compensation policies and makes grants to all eligible employees, the Board of Directors is expected to receive equity in an amount not to exceed the annual cash compensation. In order to continue to align their interests with those of stockholders, the Board determined that it was appropriate for a portion of the annual compensation to be in the form of equity, but only when the long-term incentive program had been approved for, and granted to, eligible employees. Historically, the Company had compensated its non-employee directors largely with equity, but has not made any equity grants to directors since April 2005, as a result of the review by a group of independent directors of the stock option practices of the Company and the Company’s comprehensive review of its compensation policies. The Board of Directors determined that, given the period of time since the last equity grants and the significant time commitment and effort made by the members of the Board of Directors, it was appropriate for them to receive increased compensation.

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

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of February 27, 2008 for (1) each of our directors and each of our executive officers, (2) each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock and (3) all of our directors and executive officers as a group. The information set forth below us based upon information supplied or confirmed by the named individuals.

	Number of Shares	Percentage of Common Stock
Irwin D. Simon (1) (2)	2,961,881	7.4%
Barry J. Alperin (2) (3)	30,500	*
Richard C. Berke (2)	0	0%
Beth L. Bronner (2) (4)	87,500	*
Jack Futterman (2) (5)	132,000	*
Daniel R. Glickman (2) (6)	55,500	*
Marina Hahn (2) (7)	118,354	*
Andrew R. Heyer (2) (8)	357,634	*
Roger Meltzer (2) (9)	80,500	*
Mitchell A. Ring (2) (10)	23,000	*
Lewis D. Schiliro (2) (3)	30,500	*
Lawrence S. Zilavy (2) (3)	30,500	*
Ira J. Lamel (11)	301,000	*
John Carroll (12)	100,000	*
Cooke & Bieler LP (13)	2,451,087	6.1%
Dimensional Fund Advisors LP (14)	2,774,512	6.9%
Dimorphandra S.L. (15)	2,195,440	5.5%
FMR LLC and its affiliates (16)	3,661,853	9.1%
Blackrock, Inc. and its affiliates (17)	2,813,864	7.0%
Barclays Global Fund Advisors and its affiliates (18)	2,030,969	5.1%
All directors and executive officers as a group (fourteen persons) (19)	4,308,869	10.7%

*	Indicates less than 1%.
(1)	Includes 2,650,000 shares of common stock issuable upon the exercise of options granted under our 1994 Long Term Incentive and Stock Award Plan or our 2002 Long Term Incentive and Stock Award Plan (together, the “Incentive Plans”). Mr. Simon is our President, Chief Executive Officer and Chairman of the Board of Directors.
(2)	Director of The Hain Celestial Group, Inc.
(3)	Includes 30,500 shares of common stock issuable upon the exercise of options granted under our 2000 Directors Stock Option Plan.
(4)	Includes 78,500 shares of common stock issuable upon the exercise of options granted under our 1996 Directors Stock Option Plan or our 2000 Directors Stock Option Plan (together, the “Directors Plans”).
(5)	Includes 113,500 shares of common stock issuable upon the exercise of options granted under our Directors Plans.
(6)	Includes 55,500 shares of common stock issuable upon exercise of options granted under our Directors Plans.
(7)	Includes 100,500 shares of common stock issuable upon exercise of options granted under our Directors Plans and 10,120 shares of common stock issuable upon the exercise of options assumed upon consummation of our merger with Celestial Seasonings, Inc. (“Celestial”) in May 2000.
(8)	Includes 103,500 shares of common stock issuable upon the exercise of options granted under our Directors Plans, 50,000 shares held indirectly through a charitable foundation and 2,268 shares held indirectly through Argosy Investment Corp.
(9)	Includes 80,500 shares of common stock issuable upon the exercise of options granted under our Directors Plans.

(10)	Includes 23,000 shares of common stock issuable upon the exercise of options granted under our 2000 Directors Stock Option Plan.
(11)	Includes 300,000 shares of common stock issuable upon exercise of options granted under the Incentive Plans.
(12)	Includes 100,000 shares of common stock issuable upon the exercise of options granted under our Incentive Plans.
(13)	As of December 31, 2007, Cooke & Bieler LP (“C&B”), an investment advisor, had shared voting power over 1,314,647 shares and shared dispositive power over 2,437,587 shares according to a Schedule 13G/A filed by C&B on February 13, 2008. The Schedule 13G/A states that C&B’s address is 1700 Market Street, Suite 3222, Philadelphia, PA 19103.
(14)	As of December 31, 2007, Dimensional Fund Advisors LP (“DFA”), an investment advisor, had sole voting and dispositive power over 2,774,512 shares, according to a Schedule 13G filed by DFA on February 26, 2008. The Schedule 13G states that DFA’s address is 1299 Ocean Avenue, Santa Monica, CA 90401.
(15)	As of October 19, 2007, Dimorphandra S.L. had sole voting authority and sole dispositive power over 2,195,440 shares, according to a Schedule 13G filed by Dimorphandra S.L. on October 31, 2007. The Schedule 13G states that Dimorphandra’s address is Ingeniero Lafanga 2, 03002 Alicarte, Spain.
(16)	As of December 31, 2007, FMR LLC and its affiliates (“FMR”), had sole voting authority over 116,320 shares and sole dispositive power over 3,545,533 shares, according to a Schedule 13G filed by FMR on February 14, 2008. The Schedule 13G states that FMR’s address is 82 Devonshire Street, Boston, MA 02109.
(17)	As of December 31, 2007, BlackRock, Inc. and its affiliates (“Blackrock”), had shared voting and dispositive power over 2,813,864 shares, according to a Schedule 13G/A filed by Blackrock on February 8, 2008. The Schedule 13G/A states that Blackrock’s address is 40 East 52nd Street, New York, NY 10022.
(18)	As of December 31, 2007, Barclays Global Fund Advisors and its affiliates (“Barclays”) had sole voting power over 1,547,086 shares and sole dispositive power over 2,030,969 shares, according to a Schedule 13G filed by Barclays on February 5, 2008. The Schedule 13G states that Barclays’ address is 45 Fremont Street, San Francisco, CA 94105.
(19)	Includes 3,050,000 shares issuable upon the exercise of options granted under the Incentive Plans, 10,120 shares issuable upon the exercise of options granted under Celestial plans assumed in connection with the merger with Celestial, 50,000 shares held indirectly by Mr. Heyer through a charitable foundation, 2,268 shares held indirectly by Mr. Heyer through Argosy Investment Corp. and 646,500 shares issuable upon the exercise of options granted under our Directors Plans. See Notes 1 through 12 above.

Item 13.	Certain Relationships and Related Transactions.

Transactions with Related Persons

Mr. Meltzer, who is nominated for re-election as a director, is a partner at the law firm DLA Piper US LLP. DLA Piper US LLP acts as our regular outside counsel. In addition, Mr. Simon’s spouse has been the Director of International Sales of the Company since September 1996. She is paid at a competitive rate with employees serving other companies in a comparable position. Mr. Simon’s brother-in-law has served as the Company’s Vice President-Purchasing and Procurement since June 2000 and as the Company’s representative in our joint venture relationship with Yeo Hiap Seng Limited. He earned $163,649 in salary, a car allowance of $8,400 and $28,639 in bonus during the fiscal year ended June 30, 2007, and participates in the Company’s benefit programs. He also received a one-time bonus of $50,000 for successfully achieving goals related specifically to the promotion and licensing of the Company’s proprietary patented snack frying technology.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(3) List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

4.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

4.5	2000 Directors Stock Option Plan (incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.5.1	Amendment No. 1 to 2000 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-111881) filed with the Commission on January 13, 2004).

4.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex A of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 1, 2006, filed with the Commission on October 30, 2006).

4.7	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.3	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as extended on the terms described in the Registrant’s Current Report on Form 8-K, filed with the Commission on November 3, 2006.

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.5	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.6	Description of cash compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 4, 2005).

21.1(b)	Subsidiaries of Registrant.

23.1(b)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a—Filed herewith

b—Previously filed with the Form 10-K

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

Date: March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ IRWIN D. SIMON Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	March 26, 2008

/S/ IRA J. LAMEL Ira J. Lamel	Executive Vice President and Chief Financial Officer	March 26, 2008

/S/ BARRY J. ALPERIN Barry J. Alperin	Director	March 26, 2008

/S/ RICHARD C. BERKE Richard C. Berke	Director	March 26, 2008

/S/ BETH L. BRONNER Beth L. Bronner	Director	March 26, 2008

/S/ JACK FUTTERMAN Jack Futterman	Director	March 26, 2008

/S/ DANIEL R. GLICKMAN Daniel R. Glickman	Director	March 26, 2008

Marina Hahn	Director

Andrew R. Heyer	Director

/S/ ROGER MELTZER Roger Meltzer	Director	March 26, 2008

/S/ MITCHELL A. RING Mitchell A. Ring	Director	March 26, 2008

/S/ LEWIS D. SCHILIRO Lewis D. Schiliro	Director	March 26, 2008

/S/ LARRY S. ZILAVY Larry S. Zilavy	Director	March 26, 2008