Form 10-Q
period 2008-03-31
HAIN CELESTIAL GROUP INC
filed 2008-05-12
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 6, 2008 there were 40,519,317 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

	March 31, 2008	June 30, 2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$86,732	$60,518
Accounts receivable, less allowance for doubtful accounts of $2,560 and $2,371	131,775	95,405
Inventories	158,638	129,062
Deferred income taxes	8,115	8,069
Other current assets	21,663	22,950

Total current assets	406,923	316,004

Property, plant and equipment, net	152,314	114,901
Goodwill	530,248	509,336
Trademarks and other intangible assets, net	126,033	96,342
Other assets	19,304	21,873

Total assets	$1,234,822	$1,058,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137,437	$112,458
Income taxes payable	6,429	4,456
Current portion of long-term debt	363	566

Total current liabilities	144,229	117,480

Long-term debt, less current portion	298,765	215,446
Deferred income taxes and other liabilities	21,897	22,896

Total liabilities	464,891	355,822

Commitments and contingencies

Minority interest	29,890	5,678

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 41,070,278 and 40,882,653 shares	411	409
Additional paid-in capital	489,477	487,750
Retained earnings	230,504	195,658
Foreign currency translation adjustment	35,122	25,884

	755,514	709,701
Less: 945,590 and 861,256 shares of treasury stock, at cost	(15,473)	(12,745)

Total stockholders’ equity	740,041	696,956

Total liabilities and stockholders’ equity	$1,234,822	$1,058,456

Note: The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share and share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales	$264,632	$238,027	$778,110	$678,112
Cost of sales	195,910	167,289	561,393	478,673

Gross profit	68,722	70,738	216,717	199,439

Selling, general and administrative expenses	51,291	47,198	151,719	134,094

Operating income	17,431	23,540	64,998	65,345

Interest and other expenses, net	3,528	3,292	8,799	6,866

Income before income taxes	13,903	20,248	56,199	58,479
Provision for income taxes	5,588	7,858	21,482	23,137

Net income	$8,315	$12,390	$34,717	$35,342

Net income per share:
Basic	$0.21	$0.31	$0.87	$0.90

Diluted	$0.20	$0.30	$0.83	$0.86

Weighted average common shares outstanding:
Basic	40,101	39,528	40,058	39,149

Diluted	41,588	41,500	41,837	40,909

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2008

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Foreign Currency Translation Adjustment	Total	Comprehensive Income
	Shares	Amount at $.01
					Shares	Amount
Balance at July 1, 2007	40,882,653	$409	$487,750	$195,658	861,256	$(12,745)	$25,884	$696,956

Adoption of FIN No. 48				129				129

Exercise of stock options	187,625	2	1,596					1,598

Tax benefit from exercise of stock options			275					275

Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					84,334	(2,728)		(2,728)

Non-cash compensation charge			(144)					(144)

Comprehensive income:

Net income				34,717				34,717	$34,717

Translation adjustments							9,238	9,238	9,238

Total comprehensive income									$43,955

Balance at March 31, 2008	41,070,278	$411	$489,477	$230,504	945,590	$(15,473)	$35,122	$740,041

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2008	2007
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$34,717	$35,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,377	10,927
Deferred income taxes	—	(857)
Non-cash compensation	(144)	1,191
Gain on sale of businesses	(2,003)	(2,527)
Tax benefit from stock options	275	3,900
Excess tax benefit from share-based compensation	—	(810)
Other non-cash items, net	2,012	803
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(29,597)	(26,797)
Inventories	(15,437)	(6,422)
Other current assets	(23)	3,232
Other assets	(2,325)	280
Accounts payable and accrued expenses	12,287	23,236
Income taxes, net	7,028	10,007

Net cash provided by operating activities	21,167	51,505

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(11,276)	(9,396)
Proceeds from disposals of property and equipment	671	2,702
Acquisitions of business, net of cash acquired	(68,241)	(135,018)
Proceeds from sales of businesses	3,783	8,160
(Loan to) repayment from affiliate	2,025	(1,911)

Net cash used in investing activities	(73,038)	(135,463)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options	1,598	15,948
Shares withheld for payment of employee payroll taxes	(2,728)	—
Borrowings (repayments) under bank revolving credit facility	78,000	73,000
Repayments of other long-term debt, net	(410)	(760)
Loan from minority interest shareholder	2,368	—
Excess tax benefits from share-based compensation	—	810

Net cash provided by financing activities	78,828	88,998

Effect of exchange rate changes on cash	(743)	1,030

Net increase in cash and cash equivalents	26,214	6,070
Cash and cash equivalents at beginning of period	60,518	48,875

Cash and cash equivalents at end of period	$86,732	$54,945

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food and personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs™, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat®, Granose®, and TofuTown®. The Company’s principal specialty product lines include Estee® sugar-free products and Alba®. Our natural and organic personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand.

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

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. Please refer to the footnotes to our consolidated financial statements as of June 30, 2007 and for the year then ended included in our Annual Report on Form 10-K, for information not included in these condensed footnotes.

3.	EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share excludes the dilutive effects of options. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Numerator:
Net income	$8,315	$12,390	$34,717	$35,342

Denominator for basic earnings per share - weighted average shares outstanding during the period	40,101	39,528	40,058	39,149

Effect of dilutive stock options	1,487	1,972	1,779	1,760

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,588	41,500	41,837	40,909

Basic net income per share	$0.21	$0.31	$0.87	$0.90

Diluted net income per share	$0.20	$0.30	$0.83	$0.86

Options totaling 744,000 for the three months and 296,000 for the nine months ended March 31, 2008 and 204,000 for the three months and 606,000 for the nine months ended March 31, 2007 were excluded from our earnings per share calculations as their effects would have been anti-dilutive.

4.	STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) effective July 1, 2005 to account for stock-based compensation under its employee and director stock-based compensation plans. SFAS No. 123(R) requires that contractual commitments to issue stock options be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with its Chief Executive Officer (“CEO”) contains such a commitment; however the options which were to be awarded in July 2005 and July 2006 were not granted at the those times, principally due to an insufficient number of shares available under the Company’s Long Term Incentive and Stock Award Plans. Under SFAS No. 123(R), regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined in SFAS No. 123(R) as the “requisite service period.” The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R) and, therefore, no expense has been recorded for the July 2005 options. The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006. These options remained un-granted at March 31, 2008. On April 1, 2008, the Board of Directors approved a resolution of the contractual commitment for the un-granted stock options – see Note 14, Subsequent Events. For the three months and nine months ended March 31, 2008, $(0.5) million and $(0.1) million, respectively, of non-cash compensation expense is included in selling, general and administrative expenses in connection with the un-granted options. Results for the three months and nine months ended March 31, 2007 include $(0.1) million and $0.5 million of non-cash compensation expense related to the un-granted options.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5.	STOCK KEEPING UNIT RATIONALIZATION

In the quarter ended March 31, 2008, we implemented a Stock Keeping Unit (“SKU”) rationalization and recorded a related charge of $8.5 million. The SKU rationalization resulted from our review of the positioning of the personal care products operations we acquired during the last several years. The review included identification of SKUs which we believe should be eliminated based on their low volume of sales or insufficient margins, development of a plan to optimize the production of product within the Company’s own manufacturing facilities and by outside contract manufacturers and implementation of the optimal organizational structure to position the unit for future growth. As a result, cost of sales for the third quarter of fiscal 2008 includes a charge for approximately $6.0 million related to ingredient, packaging and finished goods inventories, including the costs of disposal, for SKUs being eliminated. Selling, general and administrative expense includes charges of $1.8 million related to assets that will not have continuing value and $0.7 million for severance. In addition to the charges included in the third quarter, the Company anticipates severance and related expenses estimated at approximately $2 million, which will be recorded in future periods when incurred.

6.	INVENTORIES

Inventories consisted of the following:

	March 31, 2008	June 30, 2007
Finished goods	$92,038	$72,149
Raw materials, work-in-progress and packaging	66,600	56,913

	$158,638	$129,062

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2008	June 30, 2007
Land	$12,355	$8,688
Buildings and improvements	57,073	36,243
Machinery and equipment	144,584	123,278
Furniture and fixtures	7,529	6,554
Leasehold improvements	2,022	1,751
Construction in progress	3,337	1,190

	226,900	177,704
Less: Accumulated depreciation and amortization	74,586	62,803

	$152,314	$114,901

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We perform a test for impairment during the fourth quarter of our fiscal year. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we have evaluated the fair value of our goodwill and indefinite-life intangible assets and, based on such evaluations, no impairment existed through June 30, 2007. Amounts assigned to indefinite-lived intangible assets primarily represent the value of trademarks acquired.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

Changes in the carrying amount of goodwill for the nine months ended March 31, 2008 were as follows:

Balance as of July 1, 2007	$509,336

Additions	45,114

Reallocations to intangible assets	(27,646)

Foreign currency translation	3,444

Balance as of March 31, 2008	$530,248

Included in foreign currency translation during the nine months ended March 31, 2008 are the impacts of changes in foreign currency exchange rates on goodwill. We are continuing to evaluate the initial purchase price allocations of certain acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. We are also in the process of obtaining or finalizing appraisals of tangible and intangible assets for certain acquisitions. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.

At March 31, 2008, included in trademarks and other intangible assets are approximately $11.6 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2008		June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Other intangibles	$11,630	$4,769	$8,205	$3,365

Non-amortized intangible assets:

Trademarks	125,893	6,721	98,173	6,671

Amortization of intangible assets with finite lives amounted to $1.4 million in the nine months ended March 31, 2008. The expected aggregate amortization expense in each of the next five fiscal years is $2.2 million in 2008, $2.5 million in 2009, $2.3 million in 2010, $2.1 million in 2011 and $1.5 million in 2012.

9.	ACQUISITIONS AND DISPOSALS

On March 10, 2008, Hain Pure Protein Corporation, a 50.1%-owned subsidiary, acquired the turkey production facility and distribution center of Pilgrim’s Pride Corporation in New Oxford, Pennsylvania for a total consideration of approximately $20.6 million in cash, including transaction costs. The New Oxford acquisition provides additional scale with the capacity to meet increasing volume demands and expands our ability to offer branded, premium products.

On March 6, 2008, we acquired nSpired Natural Products, Inc., with its MaraNatha and SunSpire brands, for approximately $37.6 million in cash, including transaction costs. MaraNatha is a leading brand of natural and organic nut butters and SunSpire is a leader in natural and organic chocolate products. The addition of MaraNatha strengthens our position in the growing nut butter category and SunSpire provides us entry into the natural candy category.

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

On August 29, 2007, Hain Pure Protein Corporation, a 50.1%-owned subsidiary, acquired the assets and business of Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products to the natural and grocery channels in the Northeast and Mid-Atlantic regions, for a total consideration of approximately $24.6 million in cash, including transaction costs. The Plainville acquisition expands our specialty poultry business with a well-recognized industry leader.

On June 8, 2007, we acquired the tofu and meat-alternative business of WhiteWave Foods Company, a subsidiary of Dean Foods Company. The product line includes baked and grilled tofu, seitan, tempeh and other traditional tofu items which are sold under the TofuTown and WhiteWave (under a 12-month license) brand names. The total consideration paid was approximately $2.2 million, including transaction costs. The acquisition complements our existing Yves Veggie Cuisine product line, strengthening and expanding our fresh, meat-free alternative product offerings.

On January 11, 2007, we acquired Avalon Natural Products, Inc., a leader in the natural and organic personal care products category in the areas of skin care, hair care, bath and body care and sun care, for approximately $126.1 million in cash, including transaction costs. Avalon’s Alba Botanica and Avalon Organics brands provide us with a stronger, broader product portfolio in the natural and organic personal care products category. During the quarter ended March 31, 2008, the Company finalized the purchase price allocation and has assigned $27.9 million to identifiable intangible assets, of which $2.2 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $92.8 million and was recorded as goodwill, which is not deductible for tax purposes.

On December 8, 2006, we acquired the business and certain assets of Haldane Foods Limited, a producer of meat-free food and non-dairy beverage products, for approximately $10.1 million in cash, including transaction costs. Haldane’s product lines include Realeat frozen foods and Granose non-dairy beverages. Employee termination and exit costs relating to the acquired business in the amount of $1.5 million were recorded as costs of the acquisition. During fiscal 2007 we utilized $0.2 million and during the first three quarters of fiscal 2008, we utilized $0.4 million of this reserve. During the quarter ended December 31, 2007, the Company finalized the purchase price allocation and assigned $2.4 million to identifiable intangible assets, of which $1.2 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $1.9 million and was recorded as goodwill, which is deductible for tax purposes.

The aforementioned acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition has been included in our consolidated results from their respective acquisition dates. The purchase prices were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. As of March 31, 2008, the purchase price allocations for all of the aforementioned acquisitions with the exception of Avalon and Haldane are still subject to final adjustments for valuations and certain pre-acquisition contingencies.

The following table presents unaudited pro forma information about net sales and net income had the operations of the acquisitions described above been combined with our business on the first day of the periods shown. The following pro forma combined results of operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

	Three months ended March 31, 2008	Three months ended March 31, 2007	Nine months ended March 31, 2008	Nine months ended March 31, 2007
Net sales	$272,128	$261,047	$816,466	$779,366

Net income	$8,154	$11,546	$34,197	$33,633

Earnings per share:
Basic	$0.20	$0.29	$0.85	$0.86

Diluted	$0.20	$0.28	$0.82	$0.82

Weighted average shares:
Basic	40,101	39,528	40,058	39,149

Diluted	41,588	41,500	41,837	40,909

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

10.	SENIOR NOTES AND CREDIT FACILITY

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2008, $150.0 million of the senior notes were outstanding. As of March 31, 2008, there were $143.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

11.	INCOME TAXES

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

We adopted the provision of FIN No. 48 effective July 1, 2007. As a result, the Company recognized a decrease of approximately $0.1 million in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to reduce retained earnings. The total amount of gross unrecognized tax benefits at the date of adoption was $2.5 million, including interest and penalties of $0.2 million. Included in this balance is $0.5 million that, if recognized, would impact the effective income tax rate. We record interest and penalties in our provision for income taxes.

At March 31, 2008, the Company had unrecognized tax benefits of approximately $2.4 million, including interest and penalties of $0.4 million. Included in this balance is $0.6 million that, if recognized, would impact the effective income tax rate.

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

12.	SEGMENT INFORMATION

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales:
United States	$209,490	$180,078	$608,470	$513,360
Canada	13,303	14,144	41,519	42,752
Europe	41,839	43,805	128,121	122,000

	$264,632	$238,027	$778,110	$678,112

Earnings before income taxes:
United States	$12,767	$15,739	$45,749	$43,961
Canada	2,012	1,629	5,343	5,785
Europe	(876)	2,880	5,107	8,733

	$13,903	$20,248	$56,199	$58,479

	March 31, 2008	June 30, 2007
Long-lived assets:
United States	$709,976	$619,451
Canada	58,269	60,491
Europe	59,654	62,510

	$827,899	$742,452

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. We have not yet assessed the impact, if any, that SFAS No. 159 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the basic requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their acquisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

provisions of SFAS No. 141(R) must be applied prospectively and are effective for the Company’s fiscal year ending June 30, 2010 for all business combinations occurring on or after July 1, 2009. We have not yet assessed the impact that the implementation of SFAS No. 141(R) will have on our consolidated results of operations or financial condition.

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

14.	SUBSEQUENT EVENTS

Acquisition

On April 2, 2008, we acquired Daily Bread, Ltd., a London-based producer of branded fresh prepared foods for the foodservice channel in the United Kingdom, for approximately $31 million in cash plus transaction costs. The acquisition of Daily Bread strengthens our existing prepared foods operations with a branded fresh platform which will strengthen our ability to expand our fresh operations across the United Kingdom and Europe.

Stock-based Compensation

On April 1, 2008, the Compensation Committee of the Company’s Board of Directors recommended and the Board approved equity grants and a cash payment to Irwin Simon, the Company’s Chief Executive Officer, as a replacement for 900,000 un-granted stock options due to Mr. Simon under his employment agreement. The Board determined that Mr. Simon should receive the equivalent of the Black-Scholes value of the 900,000 options had they been granted when contractually due pursuant to Mr. Simon’s employment agreement on July 1, 2005, 2006 and 2007, aggregating $12 million in value. Such amount has been split equally whereby (a) 472,671 stock options were granted at an exercise price of $30.35 per share (equal to the closing market price of the stock on April 1, 2008) with a seven-year term that will vest annually over four years, (b) 131,796 shares of restricted stock were granted that will vest annually over three years and (c) a cash payment of $4 million will be made. The granting of the 900,000 stock options to Mr. Simon had been deferred due in part to the lack of shares available and in part pending the completion of a study on the appropriate manner of settling these awards. During fiscal year 2006 and in subsequent periods, the Company has been accruing amounts related to the July 1, 2006 un-granted options as required under SFAS No. 123(R). The Company has recognized $3.1 million of compensation expense through the period ended March 31, 2008.

In addition to the equity grants made to Mr. Simon, the Compensation Committee recommended, and the Board of Directors approved, equity grants to the Company’s other executive officers, non-executive employees and the directors of an aggregate of 262,833 shares of restricted stock, which will generally vest annually over three years, and 118,168 stock options at an exercise price of $30.35 per share (equal to the closing market price on April 1, 2008) with a seven-year term that will vest annually over four years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture, market, distribute and sell natural and organic food and personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs™, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat®, Granose®, and TofuTown®. The Company’s principal specialty product lines include Estee® sugar-free products and Alba®. Our natural and organic personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand.

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

Results of Operations

Three months ended March 31, 2008

Net sales for the three months ended March 31, 2008 were $264.6 million, an increase of $26.6 million, or 11.2%, over net sales of $238.0 million in the March 31, 2007 quarter. Sales in North America increased $28.6 million from the year ago quarter, reflecting strong performance by our grocery and snacks brands, including Earth’s Best, Arrowhead Mills, Terra and Spectrum, strong sales from our Avalon and Alba personal care brands, increased sales of our brands in the Canadian market and the addition of sales from our Plainville Farms, New Oxford and nSpired acquisitions. Sales in Europe decreased $2.0 million, primarily as a result of a decrease in our sales in the United Kingdom.

Gross profit for the three months ended March 31, 2008 was $68.7 million, a decrease of $2.0 million from last year’s quarter. Gross profit as a percentage of net sales was 26.0% for the three months ended March 31, 2008 as compared to 29.7% of net sales for the March 31, 2007 quarter. The gross profit in the third quarter of fiscal 2008 includes a $6.0 million charge for a Stock Keeping Unit (SKU) rationalization program implemented during the quarter. The SKU rationalization charge resulted from our review of the positioning of the personal care products operations we acquired over the last several years. The review included identification of SKUs which we believe should be eliminated, development of a plan to optimize the production of product within the Company’s own manufacturing facilities and by outside contract manufacturers and implementation of the optimal organizational structure to position the unit for future growth. Also included in this year’s third quarter is approximately $1.8 million of acquisition-related integration and manufacturing start-up costs incurred in connection with the integration of the Haldane production lines into our Fakenham frozen foods facility. We anticipate that this integration will continue to impact our gross margin during the remainder of this fiscal year.

Higher input costs continue to impact our overall business, both directly, as a result of increased costs, such as for corn, wheat, soybeans, canola oil, fruit and fuel, and indirectly, with the pass-through of costs from our suppliers of packaging and other major components of our finished products. We were able to offset much of the cost increases through increased selling prices and improved productivity.

Selling, general and administrative expenses were $51.3 million, an increase of $4.1 million, or 8.7%, for the three months ended March 31, 2008 as compared to $47.2 million in the March 31, 2007 quarter. Selling, general and administrative expenses for the third quarter of fiscal 2008 include approximately $2.5 million of costs related to the SKU rationalization, including approximately $1.8 million for assets that will not have continuing value and $0.7 million of severance. Selling, general and administrative expenses have also increased as a result of costs brought on by the businesses we acquired since the third quarter of 2007 and increased salary and related costs. We also incurred approximately $0.7 million of professional fees in the third quarter of this year in connection with the previously disclosed review of our stock options practices. We anticipate that we will continue to incur additional costs in future periods for ongoing activity related to this matter. Selling, general and administrative expenses as a percentage of net sales decreased to 19.4% in the third quarter of fiscal 2008 as compared to 19.8% in the third quarter of last year, reflecting our ability to integrate back office functions and achieve cost savings in acquired businesses. The acquisition of Plainville Farms in the first quarter of fiscal 2008, with its lower than average administrative expense structure, also benefitted our consolidated selling, general and administrative expense rate.

Operating income was $17.4 million in the three months ended March 31, 2008 compared to $23.5 million in the March 31, 2007 quarter. Operating income as a percentage of net sales was 6.6% in the March 31, 2008 quarter compared with 9.9% in the March 31, 2007 quarter. The decrease in operating income and in operating income as a percentage of net sales resulted primarily from the SKU rationalization charges and the manufacturing start-up and integration costs included in our cost of sales.

Interest and other expenses, net were $3.5 million for the three months ended March 31, 2008 compared to $3.3 million for the three months ended March 31, 2007. Interest expense totaled $3.3 million in this year’s third quarter, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility made to fund acquisitions and working capital. This was partially offset by $0.4 million of interest income earned in the current year’s quarter. Interest expense in last year’s third quarter was approximately $3.3 million, and was partially offset by interest income of $0.6 million.

Income before income taxes for the three months ended March 31, 2008 amounted to $13.9 million compared to $20.2 million in the comparable period of the prior year. This decrease was primarily attributable to the decrease in operating income.

Our effective income tax rate was 40.2% for the three months ended March 31, 2008 compared to 38.8% for the three months ended March 31, 2007. During the quarter ended March 31, 2008, we updated our estimated tax rate for the year ending June 30, 2008 to 38.2% from 37.5% based on a change in the distribution of income expected to be earned in the various tax jurisdictions in which we operate, which resulted in the higher effective tax rate in the current quarter.

Net income for the three months ended March 31, 2008 was $8.3 million compared to $12.4 million in the March 31, 2007 quarter. The decrease of $4.1 million in earnings was primarily attributable to the decrease in operating income resulting from the SKU rationalization charges and the acquisition-related integration and manufacturing start-up costs.

Nine months ended March 31, 2008

Net sales for the nine months ended March 31, 2008 were $778.1 million, an increase of $100.0 million, or 14.7%, over net sales of $678.1 million in the March 31, 2007 nine-month period. Net sales were impacted by acquisitions in the first three quarters of both fiscal 2008 and 2007. Sales in North America were $650.0 million, an increase of $93.9 million from the year ago period, reflecting strong performance by our grocery and snacks brands, including Earth’s Best, Imagine, Terra, Arrowhead Mills and Spectrum, increased sales of our brands in the Canadian market and the addition of sales from our Avalon and Alba personal care products and Plainville Farms acquisitions. Sales in Europe increased $6.1 million, primarily as a result of increased sales in the United Kingdom.

Gross profit for the nine months ended March 31, 2008 was $216.7 million, an increase of $17.3 million from last year’s nine-month period. Gross profit for the nine months ended March 31, 2008 was 27.9% of net sales as compared to 29.4% of net sales for the March 31, 2007 period. The decrease in gross profit percentage was principally the result of the SKU rationalization program implemented in the third quarter and acquisition-related integration and start-up costs incurred during the nine months ended March 31, 2008. Results for the first nine months of fiscal 2008 include a $6.0 million charge for the SKU rationalization program. The SKU rationalization charge resulted from our review of the positioning of the personal care products operations we acquired over the last several years. The review included identification of SKUs which we believe should be eliminated, development of a plan to optimize the production of product within the Company’s own manufacturing facilities and by outside contract manufacturers and implementation of the optimal organizational structure to position the unit for future growth. Also included in this year’s first nine months is approximately $5.0 million of acquisition-related integration and manufacturing start-up costs incurred in connection with the integration of the Haldane production lines into our Fakenham frozen foods facility. We anticipate that this integration will continue to impact our gross margin during the remainder of the fiscal year. Last year’s comparable period included approximately $1.7 million of start-up costs associated with a new production line at our West Chester frozen foods facility. Higher input costs continue to impact our overall business, both directly, as a result of increased costs, such as for corn, wheat, soybeans, canola oil, fruit and fuel, and indirectly, with the pass-through of costs from our suppliers of packaging and other major components of our finished products. We were able to offset much of the cost increases through increased selling prices and improved productivity.

Selling, general and administrative expenses increased by $17.6 million, or 13.1%, to $151.7 million for the nine months ended March 31, 2008 compared to $134.1 million in the March 31, 2007 nine-month period. Selling, general and administrative expenses increased primarily as a result of $2.5 million of costs related to the SKU rationalization program, including approximately $1.8 million for assets that will have no continuing value and $0.7 million of severance, costs brought on by the businesses we acquired since the third quarter of 2007 and increased salary and related costs. We also incurred approximately $4.7 million of professional fees in the first nine months of this year in connection with the previously disclosed review of our stock options practices. Selling, general and administrative expenses as a percentage of net sales decreased to 19.5% in the first nine months of fiscal 2008 as compared to 19.8% in the first nine months of the last fiscal year.

Operating income was $65.0 million in the nine months ended March 31, 2008 compared to $65.3 million in the March 31, 2007 comparable period. Operating income as a percentage of net sales was 8.4% in the March 31, 2008 period compared with 9.6% in the nine months ended March 31, 2007. The decrease in operating income and operating income as a percentage of net sales primarily resulted from the SKU rationalization charges recorded in the third quarter of fiscal 2008, the aforementioned manufacturing start-up costs included in our cost of sales and the additional professional fees we incurred in connection with the review of our stock options practices, which are included in our selling, general and administrative expenses.

Interest and other expenses, net were $8.8 million for the nine months ended March 31, 2008 compared to $6.9 million for the nine months ended March 31, 2007. Interest expense totaled $9.9 million in this year’s first nine months, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and borrowings under our credit facility used to fund acquisitions, and was partially offset by $1.3 million of interest income earned. Interest expense in last year’s first nine months was approximately $8.0 million and was partially offset by interest income earned of $2.0 million. We recognized a gain of approximately $2.0 million in the first quarter of fiscal 2008 on the sale of an equity interest in a joint venture which manufactures rice cakes in Belgium. At the end of August 2006 we sold Biomarché, our Belgium-based provider of fresh organic fruits and vegetables and recognized a gain on the disposal of approximately $2.5 million, net of a $3.3 million charge for goodwill allocated to that component of the reporting unit. We also recorded a $2.2 million charge in the quarter ended September 30, 2006 for a value added tax assessment resulting from an unfavorable decision by the German government in connection with our sales of non-dairy beverages in Germany.

Income before income taxes for the nine months ended March 31, 2008 amounted to $56.2 million compared to $58.5 million in the comparable period of the prior year. This decrease was primarily attributable to the decrease in operating income.

Our income tax expense was $21.5 million for the nine months ended March 31, 2008, an effective income tax rate of 38.2%, compared to $23.1 million for the nine months ended March 31, 2007, an effective income tax rate of 39.6%. The effective tax rate for the first nine months of fiscal 2007 was higher than the comparable period in the current year as a result of the unfavorable impact of the nondeductible goodwill expensed in connection with the sale of Biomarché last year.

Net income for the nine months ended March 31, 2008 was $34.7 million compared to $35.3 million for the nine months ended March 31, 2007. The decrease of $0.6 million in net income was primarily attributable to the decrease in our operating profit.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance increased $26.2 million from the end of fiscal 2007 to $86.7 million at March 31, 2008. Net cash provided by operating activities was $21.2 million for the first nine months of fiscal 2008, compared to net cash provided by operating activities of $51.5 million in the nine months ended March 31, 2007. The decrease in cash provided by operations in fiscal 2008 resulted from a decrease in cash provided by the changes in operating assets and liabilities of approximately $31.6 million in the current period as compared to the prior year comparable period, primarily resulting from increased inventories, which included a planned increase in ingredient inventory to support the growth of our Earth’s Best brand, and a smaller increase in our accounts payable and accrued expenses than we had in the prior year. The decrease was partially offset by a $1.3 million increase in net income and non-cash items, such as depreciation and amortization expense. Our working capital increased to $262.7 million at March 31, 2008 compared with $198.5 million at June 30, 2007.

We used $73.0 million of cash in investing activities in the nine months ended March 31, 2008. This included $68.2 million of cash used in the acquisitions of nSpired Natural Foods, Inc., the turkey processing and distribution center in New Oxford, Pa., TenderCare International Inc. and Plainville Farms, and $11.3 million of cash used for capital expenditures. These uses were offset by $3.8 million of proceeds from the sales of a joint venture interest in a rice cake business in Belgium and our equity investment in Halo, Purely for Pets, Inc. and the repayment of a $2.0 million loan by the Belgian joint venture. In the nine months ended March 31, 2007, we used $135.5 million of cash in investing activities. This included $135.0 million of cash used in connection with the acquisitions of Avalon Natural Products, Inc. and the assets of Haldane Foods in the United Kingdom, $9.4 million for capital expenditures and the previously mentioned loan to the rice cake joint venture. This was partially offset by $8.2 million of proceeds from the sale of Biomarche and $2.7 million from the disposals of property, plant and equipment.

Net cash of $78.8 million was provided by financing activities for the nine months ended March 31, 2008 compared to $89.0 million provided by financing activities for the nine months ended March 31, 2007. The decrease was due principally to a decrease in the proceeds from exercises of stock options to $1.6 million in the first nine months of fiscal 2008 from $15.9 million in fiscal 2007, partially offset by an increase of $5.0 million of borrowings drawn under our Credit Facility during the nine months ended March 31, 2008 compared to the comparable period ended March 31, 2007. Treasury stock increased by 84,334 shares ($2.7 million) in the second quarter of fiscal 2008 from stock surrendered to pay employee payroll withholding taxes in connection with stock-based compensation transactions.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2008, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2008, $150.0 million was outstanding under the senior notes at an interest rate of 5.98%. There were $143.0 million of borrowings outstanding under the Credit Facility at March 31, 2008. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

This access to capital provides us with the flexibility to address our working capital needs in the ordinary course of business, the opportunity to grow our business through acquisitions and the ability to develop our existing infrastructure through capital investment.

We believe that our cash on hand of $86.7 million at March 31, 2008, projected remaining fiscal 2008 cash flows from operations, and availability under our Credit Facility are sufficient to fund our working capital needs, anticipated capital expenditures of approximately $15.0 million and scheduled debt and lease payments of approximately $8.8 million over the next twelve months.

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

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. We believe that at March 31, 2008, there has been no material change to this information.

The Company purchases ingredient inputs such as wheat, corn, soybeans, canola oil and fruit as well as packaging materials to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of March 31, 2008. Based on our cost of goods sold during the three months ended March 31, 2008, such a change would have resulted in an increase or decrease to cost of sales of approximately $10 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

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

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The Company is defending these lawsuits. Plaintiffs filed a motion to consolidate the two actions. On March 3, 2008, the Court issued an order granting the consolidation of the two actions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 1, 2008. The Company submitted the following matters to a vote of security holders:

1.	To elect a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified;

2.	To act on a stockholder proposal regarding stockholder ratification of executive compensation.

3.	To ratify the appointment of Ernst & Young LLP as our registered independent accountants for the fiscal year ending June 30, 2008.

The stockholders elected the persons named below, the Company’s nominees, as directors for the Company, casting votes as shown below:

ELECTION OF DIRECTORS	FOR	WITHHELD
Irwin D. Simon	35,829,977	1,441,209
Barry J. Alperin	35,300,197	1,970,989
Richard C. Berke	36,700,750	570,436
Beth L. Bronner	22,426,873	14,844,313
Jack Futterman	22,878,738	14,392,448
Daniel R. Glickman	36,477,470	793,716
Marina Hahn	22,428,314	14,842,872
Andrew R. Heyer	22,440,912	14,830,274
Roger Meltzer	32,987,749	4,283,437
Lewis D. Schiliro	34,975,268	2,295,918
Lawrence S. Zilavy	35,294,002	1,977,184

The stockholders did not approve the stockholder proposal recommending an annual shareholder advisory vote to ratify compensation, casting 13,281,602 votes in favor, 15,849,895 votes against, 3,093,656 abstaining and 5,054,033 not voted.

The stockholders ratified the appointment of Ernst & Young LLP, casting 33,632,121 votes in favor, 1,421,704 votes against, and 21,921 abstaining.

ITEM 5.	OTHER INFORMATION

Annual Meeting of Stockholders

The Company plans to schedule its 2008 Annual Meeting of Stockholders during the second quarter of its 2009 fiscal year, consistent with its past practice. Stockholder proposals intended to be included in the Proxy Statement relating to our 2008 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Rule 14a-8”) must be received by the Corporate Secretary of the Company no later than July 1, 2008, and must otherwise comply with Rule 14a-8.

Amendment to Credit Agreement

On April 28, 2008, the Company entered into an amendment to its Amended and Restated Credit Agreement dated as of May 2, 2006 with Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. A copy of the amendment is attached hereto as Exhibit 10.1.

Chief Accounting Officer

On April 1, 2008, the Board of Directors appointed Michael J. Speiller, age 54, as Vice President and Chief Accounting Officer. Mr. Speiller was appointed Vice President Finance on October 9, 2006. Prior to his employment with the Company, Mr. Speiller was the Vice President and Controller and Principal Accounting Officer of Systemax Inc. from October 1998 through September 2006. Mr. Speiller’s annual compensation is $283,400. Mr. Speiller participates in employee benefit plans generally available to officers of the Company. As was previously disclosed, in connection with Mr. Speiller’s appointment, he was granted 7,000 shares of restricted stock that will vest annually over 3 years.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 1 to the Amended and Restated Revolving Credit Agreement dated as of May 2, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: May 12, 2008	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date: May 12, 2008	/s/ Ira J. Lamel
Ira J. Lamel, Executive Vice President and Chief Financial Officer