Form 10-K
period 2008-06-30
HAIN CELESTIAL GROUP INC
filed 2008-08-29
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For The Fiscal Year Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq National Market System on December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,263,806,000.

As of August 25, 2008, there were 40,160,803 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference: Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

THE HAIN CELESTIAL GROUP, INC.

Item 1.	Business.

Unless otherwise indicated, references in this Annual Report to 2008, 2007, 2006 or “fiscal” 2008, 2007, 2006 or other years refer to our fiscal year ended June 30 of that year and references to 2009 or “fiscal” 2009 refer to our fiscal year ending June 30, 2009.

General

The Hain Celestial Group, Inc. and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic food products and natural and organic personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream® , Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Casbah® , Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat®, Granose® and TofuTown®. Our natural and organic personal care products are marketed under the Avalon Organics®, Alba Botanica® , JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. The Company’s principal specialty product lines include Estee® sugar-free products and Alba® non-fat dry milk and flavored shakes. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand. We operate in one segment, the sale of natural and organic products, including food, beverage and personal care products. See Notes 1 and 18 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional information about our segments, as well as information about our geographic operations.

Our products are sold primarily to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. During 2008, 2007 and 2006, approximately 47%, 46% and 47%, respectively, of our revenues were derived from products manufactured within our own facilities. The remaining 53%, 54% and 53%, for 2008, 2007 and 2006, respectively, of our revenues were derived from products which are produced by independent manufacturers (“co-packers”) using proprietary formulas and specifications.

The Hain Celestial Group, Inc. was incorporated in Delaware on May 19, 1993. Our worldwide headquarters office is located at 58 South Service Road, Melville, New York 11747. Since our formation, we have completed a number of acquisitions of companies and brands. In the last three fiscal years, we have acquired the following companies and brands:

•

On April 2, 2008, we acquired Daily Bread, Ltd., a London-based producer of branded fresh prepared foods for the foodservice channel in the United Kingdom. The acquisition of Daily Bread broadens our existing prepared foods operations with a branded fresh platform which we expect will strengthen our ability to expand our fresh operations across the United Kingdom and Europe.

•

On March 10, 2008, Hain Pure Protein Corporation, a 50.1%-owned subsidiary (“Hain Pure Protein”), acquired the turkey production facility and distribution center of Pilgrim’s Pride Corporation in New Oxford, Pennsylvania. The New Oxford acquisition provides additional scale with the capacity to meet increasing volume demands and expands our ability to offer branded, premium poultry products.

•

On March 6, 2008, we acquired nSpired Natural Foods, Inc., with its MaraNatha and SunSpire brands. MaraNatha is a leading brand of natural and organic nut butters and SunSpire is a leader in natural and organic chocolate products. The addition of MaraNatha is expected to strengthen our position in the growing nut butter category and SunSpire provides us entry into the natural candy category.

•

On December 7, 2007, we acquired TenderCare International, Inc., a marketer and distributor of chlorine-free and gel-free natural diapers and baby wipes under the TenderCare and Tushies brand names. The acquisition is expected to strengthen our position in the natural and organic sector with the expansion into diapers and wipes, allowing us to expand the range of products offered under our Earth’s Best brand.

•

On August 29, 2007, Hain Pure Protein acquired the assets and business of Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products to the natural and grocery channels in the Northeast and Mid-Atlantic regions. The Plainville acquisition expands our specialty poultry business with a well-recognized industry leader.

•

On June 8, 2007 we acquired the tofu and meat-alternative business of WhiteWave Foods Company. The product line includes baked and grilled tofu, seitan, tempeh and other traditional tofu items which are sold under the TofuTown® and WestSoy® brand names.

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

•

On June 12, 2006 we acquired the Linda McCartney® brand (under license) frozen meat-free business from the H.J. Heinz Company, L.P. (“Heinz”), including a manufacturing facility based in Fakenham, England.

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

•	On July 1, 2005 we acquired a 50.1% controlling interest in Hain Pure Protein, which specializes in natural and organic antibiotic-free poultry.

Our brand names are well recognized in the various market categories they serve. We have acquired numerous brands since our formation (in addition to those mentioned above), and we will seek future growth through internal expansion as well as the acquisition of complementary brands.

Our mission is to be the leading marketer, manufacturer and seller of natural and organic food and personal care products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. We are committed to growing our Company while continuing to implement environmentally sound business practices and manufacturing processes. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We capitalize on our brand equity and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins.

We believe that by integrating our various brands, we will achieve economies of scale and enhanced market penetration. We consider the acquisition of natural and organic food and personal care companies and product lines to be an integral part of our business strategy. To that end, we do, from time to time, review and conduct discussions with acquisition candidates.

As of June 30, 2008, we employed a total of 2,986 full-time employees. Of these employees, 186 were in sales and 2,012 in production, with the remaining 788 employees filling management, accounting, marketing, operations and clerical positions.

Products

Grocery

We develop, manufacture, market and distribute a comprehensive line of branded natural and organic grocery products in numerous categories including non-dairy beverages (such as soy, rice and oat) popcorn cakes, cookies, crackers, flour and baking mixes, hot and cold cereals, pasta, baby food, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, aseptic and instant soups, chilis, packaged grain, nut butters and nutritional oils, juices, frozen desserts, pastas and ethnic meals, as well as other food products. Our Hain®, Westbrae Natural®, WestSoy®, Imagine®, Rice Dream®, Soy Dream®, Walnut Acres Organic®, Ethnic Gourmet®, MaraNatha®, SunSpire®, Bearitos®, Arrowhead Mills®, DeBoles®, Rosetto®, Ethnic Gourmet®, Health Valley® , Hollywood®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Breadshop’s®, Nile Spice®, Earth’s Best® and Lima® brands comprise this full line of natural or organic grocery products. We are a leader in many of the top natural food categories. Natural foods are defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are not genetically modified and as near to their whole natural state as possible. Many of our products are also made with organic ingredients that are grown without dependence upon artificial pesticides, chemicals or fertilizers. Grocery products accounted for approximately 51% of total net sales in 2008, 2007, and 2006.

Snacks

We develop, manufacture, market and distribute a full line of branded snack products including a variety of potato and vegetable chips, organic tortilla style chips, pretzels and popcorn under the Terra®, Garden of Eatin’®, Little Bear Organic Foods®, Boston’s The Best You’ve Ever Tasted®, Bearitos® and Harry’s Premium Snacks® names. Terra natural snack food products consist of varieties of potato chips, sweet potato chips and other vegetable chips. Garden of Eatin’ natural snack food products consist of organic tortilla chip products and other snacks. Boston’s The Best You’ve Ever Tasted Popcorn and Harry’s Premium Snacks products consist of popcorn, potato chips, tortilla chips and other snack food items. Snacks accounted for approximately 9% of total net sales in 2008, 11% in 2007 and 13% in 2006.

Teas and Coffees

Our tea products are 100% natural and are made from high-quality, natural flavors and ingredients and are generally offered in 10, 20 and 40 count packages. We are a leading manufacturer and marketer of specialty tea in North America. Our teas are sold in mass-market retailers, drugstore chains, grocery, natural foods and other retail stores. We develop flavorful, unique blends with attractive, colorful and thought-provoking packaging. Our products include herb teas such as Sleepytime®, Lemon Zinger®, Peppermint, Chamomile, Mandarin Orange Spice®, Cinnamon Apple Spice™, Red Zinger®, Raspberry Zinger®, Tension Tamer®, Country Peach Passion® and Wild Berry Zinger®, a line of green teas, a line of wellness teas, a line of organic teas, a line of specialty black teas, chais and our Go Stix™ for kids. In early fiscal 2008, we introduced our new Saphara™ super premium teas, which are certified fair trade and organic whole leaf teas in a pyramid tea bag. Our tea products include over 90 flavors made from 100% natural ingredients. The types of teas offered include herb, red (rooibos), honeybush, white, green, black and chai. Our teas are offered both with and without caffeine. We also offer Cool Brew iced teas and natural ciders. Tea beverages accounted for approximately 9% of total net sales in 2008, 10% 2007 and 14% in 2006.

In addition to our traditional tea products, in fiscal 2008 we expanded our offerings to include a new line of Celestial Seasonings Coffee, consisting of five certified fair trade and organic, whole bean blends.

Personal Care Products

We develop, manufacture, market and distribute a full line of personal care products including skin care, hair care, body care, oral care, deodorants and diapers under the Avalon Organics®, Alba Botanica®, JASON®, Earth’s Best Organic® Baby Body Care, Zia®, Orjene®, Shaman Earthly Organics®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy® and TenderCare® brands. Our personal care products are sold in mass-market retailers, drug store chains, grocery, natural foods and other retail stores. We also manufacture and market a brand of natural cleaning products under the Heather’s® brand. Personal care products accounted for approximately 11% of total net sales in 2008, 10% in 2007, and 6% in 2006.

Protein

We process natural and organic, antibiotic- and hormone-free chickens which are marketed and distributed to natural food stores, supermarkets and food service providers under the FreeBird™ brand. During fiscal 2008, we expanded our offerings to include antibiotic-free turkeys and turkey deli products with the acquisition of the Plainville Farms® brand. We significantly increased our capacity to process turkeys with our acquisition of a turkey processing operation in New Oxford, Pennsylvania in March 2008. Our poultry products accounted for approximately 9% of total net sales in 2008, 4% in 2007 and 4% in 2006.

Other

Meat Alternative Products

We manufacture, market and distribute a full line of soy protein meat alternative products under the Yves Veggie Cuisine® brand name including such well-known products as The Good Dog®, The Good Lunch™ and The Good Slice®, among others. We produce a line of tofu products which are sold under the TofuTown® and WestSoy® brand names. We also manufacture, market and distribute a full line of meat-free frozen products with the Linda McCartney® (under license), Realeat® and Granose® brands. Meat alternative products provide consumers with the health benefits of soy without the health concerns associated with traditional meat products. Our meat alternative products and other meat-free ingredients include veggie burgers, veggie wieners, veggie slices, veggie entrees, veggie ground round and veggie skewers. Our Yves Veggie Cuisine® meat alternative brand operates from our facility in Vancouver, British Columbia in Canada. Our TofuTown® and WestSoy® brands are produced in our Boulder, Colorado facility. Our Linda McCartney®, Realeat® and Granose® brands operate from our facility in Fakenham, England.

Fresh

We process, market and distribute fresh prepared foods from our facility in Luton, England, from our Daily Bread™ facility in London, England and from our Grains Noirs facility in Brussels, Belgium. Our meals-to-go products include fresh sandwiches, appetizers and full-plated meals for distribution to retailers, caterers, and food service providers, such as those in the transportation business.

Medically-Directed and Weight Management Products

Our Estee® and Featherweight® brands market and distribute a line of sugar-free, fructose-sweetened and low-sodium products targeted towards diabetic and health conscious consumers and persons on medically-restricted diets.

We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production.

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing high-quality products. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet consumers’ changing needs. Our Research and Development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the Research and Development staff routinely reformulates and revises existing products. We incurred approximately $1.7 million in Company-sponsored research and development activities in 2008, $1.5 million in 2007 and $1.2 million in 2006. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers who develop numerous products on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.

Sales and Distribution

Our products are sold in all 50 states and in more than 50 countries. Our customer base consists principally of natural food distributors, mass-market retailers, supermarkets, drug store chains, club stores and grocery wholesalers. While the natural food channel continues to grow, growth in the grocery, mass-market and other alternative channels has accelerated as increased consumer awareness and demand has resulted in more mainstream retailers providing more natural and organic products.

In the United States, our products are sold through a combination of our retail direct sales force and internal sales professionals, supported by third-party food brokers. Food brokers act as agents for us within designated territories, usually on a non-exclusive basis, and receive commissions. We utilize our retail direct sales force for sales into natural food stores, which has allowed us to reduce our reliance on food brokers.

A majority of the products marketed by us are sold through independent food distributors. Food distributors purchase products from us for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions on sales of our products by the distributors to the retailers are generally made in their sole discretion. We may influence product pricing with the use of promotional incentives. In fiscal 2008, 2007 and 2006, one of our distributors, United Natural Foods, Inc., accounted for approximately 20%, 20% and 21% of net sales, respectively.

Our subsidiaries in Canada and Europe sell to all major channels of distribution in the countries they serve. International sales represented approximately 22.9% of total net sales in 2008, 24.9% in 2007 and 19.3% in 2006.

Certain of our product lines have seasonal fluctuations. Hot tea, baking, hot cereal and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months. Sales of our turkey products are strongest in the second quarter of our fiscal year, coinciding with seasonal holidays.

Marketing

We use a combination of trade and consumer promotions as well as media advertising to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs. In each of 2008, 2007 and 2006 we have increased our investment in consumer spending to enhance brand equity while closely monitoring our trade spending. These consumer spending categories include, but are not limited to, consumer advertising using television, radio and print, coupons, direct mailing and e-consumer relationship programs and other forms of promotions. During fiscal 2006, we initiated sponsorship programs including Earth’s Best® with PBS Kids and Sesame Street, and Terra® as The Official Chip of Madison Square Garden. We are continuing these sponsorship programs. Hain Celestial Canada has been named the official supplier of natural and organic packaged grocery products for the 2010 Olympic Winter Games and Paralympic Winter Games to be held in Vancouver, Canada. There is no guarantee that these promotional investments in consumer spending will be successful.

Manufacturing Facilities

We currently manage and operate the following manufacturing facilities located throughout the United States: Celestial Seasonings®, in Boulder, Colorado, which produces specialty teas; Terra®, in Moonachie, New Jersey, which produces vegetable chips; Arrowhead Mills®, in Hereford, Texas, which produces cereals and baking ingredients; DeBoles®, in Shreveport, Louisiana, which produces organic and gluten-free pasta; a frozen foods facility in West Chester, Pennsylvania, which produces Ethnic Gourmet® frozen meals and Rosetto® and All Natural Gluten-Free Café™ frozen entrees; MaraNatha® in Ashland, Oregon, which produces nut butters, a tofu facility in Boulder, Colorado, which produces our TofuTown® and WestSoy® fresh meat-free alternative products; JASON®, in Culver City, California, which produces personal care products and Hain Pure Protein in Fredericksburg and New Oxford, Pennsylvania, Troy, North Carolina and Plainville, New York, which processes natural and organic antibiotic-free chickens and turkeys.

Outside the United States, we have the following manufacturing facilities: Yves Veggie Cuisine® in Vancouver, British Columbia, which produces soy-based meat alternative products; Hain Celestial Belgium, with its Grains Noirs® facility in Brussels, Belgium, which prepares fresh organic appetizers, salads, sandwiches and other full-plated dishes; Natumi in Eitorf, Germany, which produces soymilk and other non-dairy beverages; our London and Luton, England facilities where we produce fresh prepared foods; our Fakenham, England facility where we produce meat-free frozen foods; and our Manchester, England facility, where we produce soy beverages.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Ashland, Oregon; Vancouver, British Columbia and Fakenham, England. Our 50.1%-owned Hain Pure Protein Corporation owns processing facilities in Fredericksburg and New Oxford, Pennsylvania; Troy, North Carolina and Plainville, New York. During 2008, 2007 and 2006, approximately 47%, 46% and 47%, respectively, of our revenue was derived from products manufactured at our owned manufacturing facilities.

Suppliers of Ingredients and Packaging

Our natural and organic ingredients and our packaging materials and supplies are obtained from various sources and suppliers located principally in the United States and locally in Canada and Europe for our operations in these areas. Certain of our packaging, a limited number of ingredients not available domestically and items purchased to complement our domestic supply not sufficient to meet our demand, are purchased from the Far East, including China.

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

Our organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. We perform laboratory analyses on selected incoming ingredient shipments for the purpose of assuring that they meet both our own quality standards and those of the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”) and the U.S. Environmental Protection Agency (“EPA”), as well as the equivalent international regula-

tory agencies in the countries in which we operate. Our quality assurance staff audits significant suppliers on a regular basis to ensure adherence to our requirements.

Co-Packed Product Base

Currently, independent manufacturers, who are referred to in our industry as co-packers, manufacture many of our products, including our Health Valley®, Breadshop’s®, Casbah®, Bearitos®, Nile Spice®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Alba®, Estee®, Earth’s Best’s®, Garden of Eatin’®, Hain Pure Foods®, Hollywood®, Little Bear Organic Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Spectrum Naturals®, Spectrum Essentials®, SunSpire®, MaraNatha® fruit spreads, Saphara ™ tea, Celestial® coffee, Lima®, Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Zia® and some of our Terra®, Rosetto®, Arrowhead Mills®, Yves Veggie Cuisine® and Ethnic Gourmet® product lines. During 2008, 2007 and 2006, approximately 53%, 54% and 53%, respectively, of our revenue was derived from products manufactured at independent co-packers.

Key co-packers are audited by our quality assurance staff to ensure our products are manufactured in accordance with our specifications.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills®, Bearitos®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, MaraNatha®, SunSpire®, Celestial Seasonings®, DeBoles® , Earth’s Best®, Estee®, Ethnic Gourmet®, Garden of Eatin’®, Hain Pure Foods®, Health Valley®, Imagine®, JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Little Bear Organic Foods®, Nile Spice®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Rice Dream®, Rosetto®, Soy Dream®, Terra®, Walnut Acres Organic®, Westbrae Natural®, WestSoy®, Lima®, Grains Noirs®, Natumi®, Granose®, Realeat®, FreeBird™, Plainville Farms®, Yves Veggie Cuisine®, Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands.

Celestial Seasonings® has trademarks for most of its best-selling teas, including Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Red Zinger®, Wild Berry Zinger®, Tension Tamer®, Country Peach Passion® and Raspberry Zinger®.

We market the Linda McCartney® brand under license.

Competition

We operate in highly competitive geographic and product markets, and some of these markets are dominated by competitors with greater resources. For example, we compete for limited retailer shelf space for our products. Larger competitors include mainstream food companies such as Dean Foods Company, General Mills, Inc., Nestlé S.A., Kraft Foods, Inc., Groupe Danone, Kellogg Company, Unilever PLC, Pepsico, Inc., The J. M. Smucker Company, Campbell Soup Company and Sara Lee Corporation. The principal competitors in natural personal care products include Kiss My Face, Colgate-Palmolive’s Tom’s of Maine, Nature’s Gate and The Clorox Company’s Burt’s Bees. These products also compete with natural and conventional personal care products from much larger competitors such as Johnson & Johnson and Estee Lauder Inc. Retailers also market competitive products under their own private labels.

The beverage market for tea is large and highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. Celestial Seasonings currently competes in the specialty tea market segment which includes herb tea, green tea, wellness tea, black tea and organic tea. Celestial Seasonings specialty tea products, like other specialty tea products, are priced higher than most commodity black tea products.

The principal competitors of Celestial Seasonings on a national basis in the specialty teas market are Thomas J. Lipton Company (a division of Unilever PLC), Twinings (a division of Associated British Grocers) and R.C. Bigelow, Inc. Additional competitors include a number of regional specialty tea companies such as Golden Temple of Oregon, Inc., with its Yogi brand, Traditional Medicinals, Tazo and The Stash Tea Company.

Government Regulation

Along with our manufacturers, brokers, distributors and co-packers, we are subject to extensive regulation in the United States by federal, state and local authorities. The federal agencies governing our business include the Federal Trade Commission (“FTC”), FDA, USDA and Occupational Safety and Health Administration (“OSHA”). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of, and ingredients used in, our products. Under various statutes, these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. Our activities are also regulated by state agencies as well as county and municipal authorities.

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

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. We utilize organizations such as Quality Assurance International (“QAI”), Certsys, QC&I International Services and Oregon Tilth to certify our products as organic under the guidelines established by the USDA and international agencies. Similarly, we utilize appropriate kosher supervision organizations, such as The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, “KOF-K” Kosher Supervision, Star K Kosher Certification, Kosher Overseers Associated of America and Upper Midwest Kashruth.

Available Information

The following information can be found on our corporate website at http://www.hain-celestial.com:

•

our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”);

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

Our Markets Are Highly Competitive

We operate in highly competitive geographic and product markets, and some of our markets are dominated by competitors with greater resources. We cannot be certain that we will successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors, such as mainstream food companies including but not limited to Dean Foods Company, General Mills, Inc., Nestle S.A., Kraft Foods Inc., Groupe Danone, Kellogg Company, PepsiCo, Inc., The J.M. Smucker Company, Campbell Soup Company and Sara Lee Corporation and mainstream personal care products companies including but not limited to Johnson & Johnson and Estee Lauder Inc., also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with our products. Retailers also market competitive products under their own private labels.

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

We Rely on Independent Brokers and Distributors for a Substantial Portion of Our Sales

We rely upon sales efforts made by or through non-affiliated food brokers to distributors and other customers, in addition to our own retail sales organization. The loss of, or business disruption at, one or more of these distributors or brokers may harm our business. If we are required to obtain additional or alternative distribution and food brokerage agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. One of our distributors, United Natural Foods, Inc., which redistributes products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 20%, 20% and 21% of our net sales for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. Our inability to enter into satisfactory brokerage agreements may inhibit our ability to implement our business plan or to establish markets necessary to develop products successfully. Food brokers act as selling agents representing specific brands on a non-exclusive basis under oral or written agreements generally terminable at any time on 30 days’ notice, and receive a percentage of net sales as compensation. Distributors purchase directly for their own account for resale. In addition, the success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network.

Loss of One or More of Our Manufacturing Facilities or Independent Co-Packers Could Harm Our Business

For the fiscal years ended June 30, 2008, 2007 and 2006, approximately 47%, 46% and 47%, respectively, of our revenue was derived from products manufactured at our manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source of production could be secured.

During fiscal 2008, 2007 and 2006, approximately 53%, 54% and 53%, respectively, of our revenue was derived from products manufactured at independent co-packers. In some cases an individual co-packer may produce all of our requirements for a particular brand; however, no co-packer manufactured products representing as much as 10% of our revenue. The loss of one or more co-packers, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source could be secured, which may be on less favorable terms.

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

Our Future Results of Operations May be Adversely Affected by Escalating Fuel and Commodity Costs and the Availability of Organic Ingredients

Many aspects of our business have been, and continue to be, directly affected by the continuously rising cost of fuel and commodities. Increased fuel costs have translated into increased costs for the products and services we receive from our third party providers including, but not limited to, increased distribution costs for our products and increased packaging costs. Commodities are subject to price volatility which can be caused by commodity market fluctuations, crop yields, changes in currency exchange rates, imbalances between supply and demand and government programs among other factors. Increased demand for organic ingredients may result in our inability to procure adequate supplies, which may result in our inability to satisfy customer orders. As the cost of doing business increases, we may not be able to pass these higher costs on to our customers and, therefore, any such cost increase may adversely affect our earnings.

We are Subject to Risks Associated with Our International Sales and Operations, Including Foreign Currency Risks

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2008, approximately 22.9% of our net sales were generated outside the United States, while such sales outside the U.S. were 24.9% of net sales in 2007 and 19.3% in 2006.

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

Our Products Must Comply with Government Regulation

The USDA adopted regulations with respect to a national organic labeling and certification program which became effective in February 2001, and fully implemented in October 2002. Amendments to Canada’s Organic Products regulations as administered by the Canada Organic Office of the Canadian Food Inspection Agency will become effective in December 2008. Although the implementation period has not yet been defined, we will be required to apply for recertification of our organic products under the new regulations and update any affected packaging. In addition, similar regulations and requirements exist in the other countries in which we market our products. We currently manufacture over 1,300 organic products worldwide which are covered by these various regulations. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

In addition, in January 2001, the FDA proposed new policy guidelines regarding the labeling of genetically engineered foods. The FDA is currently considering the comments it received before issuing final guidance. These guidelines, if adopted, could require us to modify the labeling of our products, which could affect the sales of our products and thus harm our business.

In the Untied States, the FDA’s Nutritional Labeling regulations require the declaration of “Trans Fatty Acids” in the nutritional label of conventional foods and dietary supplements. Additionally, an allergen labeling law requires that eight major allergens be clearly labeled. All of our labels are in compliance with these rules. Canadian food labeling regulations require a Nutritional Facts panel be on our packages. Our Yves Veggie Cuisine® products are subject to these regulations, as are all of our other products sold into Canada. Similar labeling regulations exist throughout the rest of the world. We continually monitor and modify packaging to be in compliance with the rules of the various countries where we sell our products. Our ability to meet local packaging regulations may impact our ability to sell products in these regions. Any change in labeling requirements for our products may lead to an increase in packaging costs or interruptions or delays in packaging deliveries.

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

Product Recalls or Withdrawals Could Have a Material Adverse Effect on Our Business

Manufacturers and distributors of products in our industry are sometimes subject to the recall of their products for a variety of reasons, including for product defects, such as ingredient contamination, packaging safety and inadequate labeling disclosure. If any of our products are recalled or withdrawn due to a product defect or for any other reason, we could be required to incur the expense of the recall or withdrawal and the expense of any resulting legal proceeding. Additionally, if one of our significant brands were subject to recall or withdrawal, the image of that brand and our image could be harmed, which could have a material adverse effect on our business.

Product Liability Suits, If Brought, Could Have a Material Adverse Effect on Our Business

If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business. There can be no assurances that such coverage will be sufficient to insure against claims which may be brought against us, or that we will be able to maintain such insurance or obtain additional insurance covering existing or new products. As a marketer of food, beverage and personal care products, we are subject to the risk of claims for product liability. We maintain product liability insurance and generally require that our co-packers maintain product liability insurance naming us as an additional insured.

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

Due to the Seasonality of Many of Our Products and Other Factors, Our Operating Results Are Subject to Quarterly Fluctuations

Our tea brand manufactures and markets hot tea products and, as a result, our quarterly results of operations reflect seasonal trends resulting from increased demand for our hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines and certain of our prepared food products are stronger in the warmer months. Sales of our turkey products are strongest in the second quarter of our fiscal year, coinciding with seasonal holidays.

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

The Profitability of Our Operations is Dependent on Our Ability to Manage Our Inventory

Our profit margins depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carried out SKU rationalization programs in fiscal 2008 and in fiscal 2005, which resulted in the discontinuation of numerous lower-margin or low-turnover SKUs. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, hence impeding our effort to manage our inventory efficiently.

Our Officers and Directors May Be Able to Control Our Actions

Our officers and directors beneficially owned (assuming the exercise of all stock options held by them) approximately 11% of our common stock as of June 30, 2008. Accordingly, our officers and directors may be in a position to influence the election of our directors and otherwise influence stockholder action.

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

An Impairment in the Carrying Value of Goodwill or Other Acquired Intangibles Could Negatively Affect our Consolidated Operating Results and Net Worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If the carrying value of these assets exceeds current fair value, the asset is considered impaired and is reduced to fair value, resulting in a non-cash charge to earnings. Events and conditions which could result in an impairment include increased competition or loss of market share, a significant product liability or intellectual property claim or other factors that would result in a significant reduction in sales or profitability over the product life. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

The Ongoing Government Inquiry Relating to our Historical Stock Option Practices is Time Consuming and Expensive and Could Result in Additional Litigation, Regulatory Proceedings and Government Enforcement Actions.

As a result of an informal inquiry by the SEC into our historical stock option granting practices and the related accounting and disclosures, four of our independent directors, with the assistance of independent counsel, conducted an investigation into the Company’s historical stock option granting practices. The findings of the investigation resulted in revisions to the measurement dates for certain options granted in prior years, requiring us to restate our fiscal 2006 and prior financial statements as filed in our Annual Report on Form 10-K for the year ended June 30, 2007. This has exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. While we intend to continue to cooperate with the SEC, we do not know what further actions the SEC may take or what may be required of us in order to resolve this inquiry.

No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters has been and may continue to be time consuming and expensive, and may distract management from the conduct of our business. We have incurred substantial expenses for legal, accounting and other professional services related to the investigation, restatement and related activities to date. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

We Have Civil Litigation Pending that Relates to our Stock Option Granting Practices, and We Cannot Predict the Ultimate Outcome of this Litigation, or Whether Additional Similar Lawsuits will be Filed.

Two purported shareholder derivative actions were filed in September and October 2006 against the Company (solely as a nominal defendant) and certain current and former officers and directors in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The complaints seek unspecified damages, disgorgement of options, attorneys fees and expenses, and other unspecified equitable relief from the defendants. These actions have been consolidated into one action, which is in its preliminary stages. We could be required to pay significant legal fees and damages in connection with this litigation. We could also become subject to additional lawsuits in the future relating to our stock option practices.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our primary facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Headquarters Office	Melville, NY	35,000	2012
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing & Distribution (Grocery)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods)	West Chester, PA	105,000	Owned
Manufacturing (Vegetable chips)	Moonachie, NJ	75,000	Owned
Manufacturing & distribution (Grocery)	Shreveport, LA	37,000	Owned
Processing plant (Protein)	Fredericksburg, PA	58,000	Owned
Processing plant (Protein)	New Oxford, PA	112,000	Owned
Processing plant (Protein)	Plainville, NY	92,000	Owned
Processing plant (Protein)	Troy, NC	40,000	Owned
Warehouse (Protein)	Syracuse, NY	60,000	2013
Manufacturing (Personal care)	Culver City, CA	24,000	2010
Manufacturing (Meat alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery & snacks)	Ontario, CA	375,000	2012
Distribution center (Tea)	Boulder, CO	81,000	2011
Distribution center and offices (Personal care)	Petaluma, CA	54,000	2009
Distribution center (Personal care)	Inglewood, CA	40,000	2008
Distribution center (Meat alternatives)	Boulder, CO	45,000	2009
Distribution center (Personal care)	Culver City, CA	26,000	2010
Manufacturing and offices (Meat alternatives)	Vancouver, B.C., Canada	76,000	Owned
Manufacturing and offices (Soymilk & other non-dairy products)	Eitorf, Germany	46,000	2012
Manufacturing (Fresh prepared appetizers and sandwiches)	Brussels, Belgium	30,000	2010
Distribution center and offices (Natural & organic food products)	Maldegem, Belgium	94,000	Cancellable with 6 months notice
Operations & marketing offices	Maldegem, Belgium	26,000	Owned
Manufacturing & offices (Meat-free frozen products)	Fakenham, England	101,000	Owned
Manufacturing & offices (Fresh prepared food products)	Luton, England	97,000	2011

We own 614,000 sq. ft. of barns and lease another 91,000 sq. ft. of barns in Plainville, NY used in our turkey production.

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

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The two actions were consolidated by a Court Order dated March 3, 2008. In the consolidated complaint served on April 18, 2008, the defendant’s time to respond to the consolidated complaint has been extended, with the understanding that a date for such response will be set at a conference with the Court scheduled for October 22, 2008.

Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

On June 15, 2007 the Company announced that it had been informed by the SEC that it was conducting an informal inquiry into its stock option practices. The Company is cooperating with the SEC’s investigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 1, 2008. The Company submitted the following matters to a vote of security holders:

1.	To elect a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified;
2.	To act on a stockholder proposal regarding stockholder ratification of executive compensation.
3.	To ratify the appointment of Ernst & Young LLP as our registered independent accountants for the fiscal year ending June 30, 2008.

The stockholders elected the persons named below, the Company’s nominees, as directors of the Company, casting votes as shown below:

ELECTION OF DIRECTORS	FOR	WITHHELD
Irwin D. Simon	35,829,977	1,441,209
Barry J. Alperin	35,300,197	1,970,989
Richard C. Berke	36,700,750	570,436
Beth L. Bronner	22,426,873	14,844,313
Jack Futterman	22,878,738	14,392,448
Daniel R. Glickman	36,477,470	793,716
Marina Hahn	22,428,314	14,842,872
Andrew R. Heyer	22,440,912	14,830,274
Roger Meltzer	32,987,749	4,283,437
Lewis D. Schiliro	34,975,268	2,295,918
Lawrence S. Zilavy	35,294,002	1,977,184

The stockholders did not approve the stockholder proposal recommending an annual shareholder advisory vote to ratify compensation, casting 13,281,602 votes in favor, 15,841,895 votes against, 3,093,656 abstaining and 5,054,033 not voted.

The stockholders ratified the appointment of Ernst & Young LLP, casting 33,632,121 votes in favor, 1,421,704 votes against, and 21,921 abstaining.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our Common Stock for each fiscal quarter from July 1, 2006 through June 30, 2008.

	Common Stock
	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$32.33	$26.09	$26.99	$19.88
Second Quarter	35.14	29.69	31.93	25.09
Third Quarter	32.34	24.20	31.31	28.20
Fourth Quarter	30.86	23.46	31.50	26.78

As of August 27, 2008, there were 405 holders of record of our Common Stock.

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

Issuer Purchases of Equity Securities

We made no purchases of our Common Stock during the fourth quarter of fiscal 2008. As of June 30, 2008, there remained 900,300 shares authorized for repurchase under our publicly-announced Common Stock repurchase plan.

Equity Compensation Plan Information

The following table sets forth certain information, as of June 30, 2008, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	6,094,221	$21.55	1,497,851
Equity compensation plans not approved by security holders	None	None	None
Total	6,094,221	$21.55	1,497,851

(1)	Of the 1,497,851 shares available for future issuance under our equity compensation plans, 1,233,351 shares are available for grant under the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and 264,500 shares are available for grant under the 2000 Directors Stock Option Plan.

Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index and to the Standard & Poor’s Packaged Foods and Meats Index (in which we are included) for the period from June 30, 2003 through June 30, 2008. The comparison assumes $100 invested on June 30, 2003.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 6, 2005, the Company and Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, exchanged $2 million in equity investments in each other resulting in the issuance of an aggregate of 100,482 shares of the Company’s common stock to YHS and one of its subsidiaries and the issuance of 1,326,938 ordinary shares of YHS (representing less than 1% of the outstanding shares) to the Company. On May 30, 2007, the Company and YHS exchanged an additional $6 million in equity investments in each other, resulting in the issuance of an aggregate of 196,464 shares of the Company’s common stock to YHS and one of its subsidiaries and the issuance of 4,044,800 ordinary shares of YHS to the Company. These issuances of the Company’s common stock were effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, as the issuances did not involve a public offering.

Item 6.	Selected Financial Data.

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended June 30
	2008	2007	2006	2005	2004
Operating results:
Net sales	$1,056,371	$900,432	$738,557	$619,967	$544,058
Net income	$41,221	$47,482	$36,367	$24,061	$25,263
Basic earnings per common share	$1.03	$1.21	$.97	$.66	$.72
Diluted earnings per common share	$.99	$1.16	$.93	$.65	$.70
Financial position:
Working capital	$246,726	$198,524	$172,933	$123,541	$129,190
Total assets	$1,259,384	$1,058,456	$877,684	$707,136	$684,231
Long-term debt	$308,220	$215,446	$151,229	$92,271	$104,294
Stockholders’ equity	$742,811	$696,956	$618,092	$531,206	$500,351

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food and personal care products categories. Our products are sold primarily to specialty and natural food distributors and are marketed to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. We manufacture internationally and our products are sold in more than 50 countries. Our brand names are well recognized in the various market categories they serve. We have acquired numerous brands since our formation and we will seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic food and personal products companies and product lines as an integral part of our business strategy. We believe that by integrating our various brands, we will achieve economies of scale and enhanced market penetration. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We capitalize on our brand equity and the distribution achieved through each of our acquisitions with strategic introductions of new products that complement existing lines to enhance revenues and margins.

Our consolidated net sales increased 17.3% in fiscal 2008 compared to the year earlier period as a result of growth in our existing brands and the impact of acquisitions. During the three fiscal years ended June 30, 2008, we made a number of acquisitions, which expanded our product offerings in fast growing categories and complemented our existing brands:

•

We acquired Avalon Natural Products, Inc., with its Avalon Organics and Alba Botanica brand of personal care products, nSpired Natural Foods, Inc., with its MaraNatha natural and organic nut butters and SunSpire natural and organic chocolate products and Spectrum Organic Products, Inc., a leading manufacturer and marketer of natural and organic culinary oils, vinegars, condiments and butter substitutes under the Spectrum Naturals brand and nutritional supplements under the Spectrum Essentials brand.

•

We expanded the scope of our European operations with the acquisitions of the fresh prepared food business based in Luton, England from the H.J. Heinz Company, L.P., the Linda McCartney brand (under license) frozen meat-free business based in the United Kingdom and Daily Bread, Ltd., a London-based producer of branded fresh prepared foods for the foodservice channel in the United Kingdom.

•

We entered the specialty poultry business with the formation of Hain Pure Protein Corporation, a 50.1%-owned subsidiary. Hain Pure Protein has since acquired the natural, organic and antibiotic-free chicken business of College Hill Poultry; the assets and business of Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products and a turkey production facility and distribution center in New Oxford, Pennsylvania.

All of our acquisitions have been accounted for as purchases. Consequently, their operations are included in our results of operations from the respective dates of acquisition.

In August, 2007, we sold our interest in a joint venture in Belgium that manufactured and sold rice cakes. In September 2007, we sold our minority interest in Halo, Purely for Pets, Inc., which we had acquired in fiscal 2006. In

August, 2006, we sold our Biomarché operations, a Belgium-based provider of fresh organic fruits and vegetables, which we acquired in fiscal 2002.

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

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented approximately 13% of our trade receivable balance at June 30, 2008, we believe there is no credit exposure at this time.

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

Our acquisitions have been accounted for using the purchase method of accounting as defined under SFAS No. 141, “Business Combinations.” We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments as soon as practical. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in fiscal 2008 would differ meaningfully from preliminary estimates. See Note 6 to the Notes to Consolidated Financial Statements.

In connection with some of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. The estimated cost of these restructuring activities are included as costs of the acquisition and, as such, affect the ultimate recording of goodwill consistent with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

It is typical for us to rationalize the product lines of businesses acquired within the first year or two after an acquisition. These rationalizations often include elimination of portions of the product lines acquired, the reformulation of recipes and formulas used to produce the products, and the elimination of customers that do not meet our credit standards. In certain instances, it is necessary to change co-packers used to produce the products. Each of these activities soon after an acquisition may have the effect of reducing sales to a level lower than that of the business acquired and operated prior to our acquisition. As a result, pro forma information regarding sales cannot and should not be construed as representative of our growth rates.

Stock Based Compensation

We provide compensation benefits in the form of stock options and restricted stock to employees and non-employee directors under several stock based plans. We account for stock based awards in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires that share based compensation be measured at fair value at the date of grant and expensed in the consolidated statement of income over the requisite service period. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on historical volatility of our common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of restricted stock awards is equal to the market value of the Company’s common stock on the date of grant and is recognized in expense over the vesting period using the straight-line method.

SFAS No. 123(R) also requires that we recognize compensation expense for only that portion of stock based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.

Segments

SFAS No. 131 defines an operating segment as that component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined that it operates in one segment, the sale of natural and organic products, including food, beverage and personal care products, and further that such single segment includes six reporting units in the annual test of Goodwill for impairment. Characteristics of the Company’s operations which are relied on in making these determinations include the similarities apparent in the Company’s products in the natural and organic consumer markets, the commonality of the Company’s customers across brands, the Company’s unified marketing strategy, and the nature of the financial information used by the CODM, described below, other than information on sales and direct product costs, by brand. The Company’s six reporting units are Grocery (including snacks); Tea; Personal Care; Protein; Canada; and Europe. The Company has further determined that its Chairman of the Board and Chief Executive Officer is the Company’s CODM as defined in SFAS No. 131, and is also the manager of the Company’s single segment. In making decisions about resource allocation and performance assessment, the Company’s CODM focuses on sales performance by brand using internally generated sales data as well as externally developed market consumption data acquired from independent sources, and further reviews certain data regarding standard costs and standard gross margins by brand. In making these decisions, the CODM receives and reviews certain Company consolidated quarterly and year-to-date information; however, the CODM does not receive or review any discrete financial information by geographic location, business unit, subsidiary, division or brand. The CODM reviews and approves capital spending on a Company consolidated basis rather than at any lower unit level. The Company’s Board of Directors receives the same quarterly and year-to-date information as the Company’s CODM.

Intangibles

Goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life unless the asset is determined to have an indefinite useful life. The carrying value of goodwill, which is allocated to the Company’s six reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment.

The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of our reporting units are based on the best information available as of the date of the assessment, and include the use of management projections, estimates and assumptions as to the future performance and expected cash flows of the operations. Future cash flows can be affected by changes in industry or market conditions, the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities and other factors.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the basic requirements of SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their ac-

quisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) must be applied prospectively and are effective for the Company’s fiscal year ending June 30, 2010 for all business combinations occurring on or after July 1, 2009. We have not yet assessed the impact that the implementation of SFAS No. 141(R) will have on our consolidated results of operations or financial condition.

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

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

NET SALES

Net sales for the year ended June 30, 2008 were $1.056 billion, an increase of $155.9 million, or 17.3%, over net sales of $900.4 million for the year ended June 30, 2007.

Net sales of our grocery brands increased 15.5% to $534.0 million, as a result of strong performance from our Earth’s Best, Arrowhead Mills, Imagine Soup and Rice Dream and Spectrum brands, successful new product introductions and the inclusion of sales of the Maranatha and Sunspire brands acquired in March 2008. Sales of our snacks brands increased 3.4% to $99.8 million, led by increased sales of our Garden of Eatin’ and Terra brands. Net sales of our Celestial Seasonings tea brand increased modestly to $93.1 million despite sluggish consumption and a highly competitive environment for shelf space. Net sales of our personal care brands increased almost 25% in fiscal 2008 to $117.2 million. Sales growth of our Alba and Avalon brands have accelerated since we acquired them at the beginning of the third quarter of fiscal 2007, as we have successfully expanded the distribution of these brands into additional channels.

Sales by our Hain Pure Protein unit increased to $90.6 million, from $34.7 million in 2007, as we expanded our product offerings with the acquisition of Plainville Turkey Farms in early fiscal 2008. In March 2008, we significantly increased our capacity to process turkeys with the acquisition of Pilgrim’s Pride’s New Oxford, PA processing operations.

Sales of our products in the United States increased 21.8% to $824.1 million in fiscal 2008 from $676.5 million in the prior year.

Sales of our brands in Canada increased 17.1%, as we recorded sales growth for almost all of our brands. We saw strong sales growth in our snacks, tea, soups and our Spectrum brands. Sales in Europe increased 8.5%, to $180.2 million, including sales in the fourth quarter from our newly-acquired Daily Bread brand.

GROSS PROFIT

Gross profit for the year ended June 30, 2008 was $284.3 million, an increase of $22.9 million, or 8.8%, from last year’s gross profit of $261.4 million. Gross profit in fiscal 2008 was 26.9% of net sales compared to 29.0% of net sales for 2007.

The decrease in gross profit percentage resulted from a number of factors, including $6.9 million, or 70 basis points, of charges recorded in connection with our SKU rationalization program. Increased sales of lower margin poultry products from our expanded Hain Pure Protein unit impacted our gross margin by approximately 60 basis points. Lower relative contribution from our Celestial Seasonings tea brand, approximately $7.5 million of start-up costs incurred associated with a new production line at our Fakenham, England frozen foods facility and higher ingredient and packaging costs, increasing health care costs, as well as higher energy, logistics and other transportation costs also impacted our gross profit unfavorably. We implemented price increases across all of our operating units which, together with ongoing cost savings initiatives, partially offset these cost increases.

SELLING, GENERAL and ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $30.1 million, or 17.0%, to $207.6 million in 2008 from $177.5 million in 2007. Selling, general and administrative expenses as a percentage of net sales were 19.6% in fiscal 2008 as compared to 19.7% in fiscal 2007.

Selling, general and administrative expenses have increased as a result of costs brought on with the acquisitions we made in fiscal 2008 and 2007, including increased amortization expense on purchased intangibles. Selling, general and administrative expense in fiscal 2008 includes $2.1 million of equity compensation expense recorded in accordance with SFAS No. 123R. We recorded $3.9 million of charges related to our SKU rationalization and reorganization activities during fiscal 2008. We also incurred $5.8 million of additional professional fees related to the review of our stock option practices and defense of the related derivative lawsuits during the year ended June 30, 2008.

OPERATING INCOME

Operating income was $76.8 million in 2008 compared to $84.0 million in 2007. Operating income as a percentage of net sales was 7.3% in 2008 compared to 9.3% in 2007. The decrease in operating income was primarily a result of the SKU rationalization charges, the professional fees incurred in connection with our stock options review and litigation and the equity compensation expenses recognized.

INTEREST AND OTHER EXPENSES, NET

Interest and other expenses, net were $11.3 million for the year ended June 30, 2008 compared to $6.9 million for fiscal 2007.

Interest expense in fiscal 2008 was approximately $13.8 million and was partially offset by interest income earned of $1.7 million. Interest expense totaled $11.3 million in 2007 and was partially offset by $2.5 million of interest income earned. Our interest expense was primarily related to the $150 million of 5.98% senior notes we issued in the fourth quarter of fiscal 2006 and borrowings under our revolving credit facility. We realized approximately $2.3 million of foreign currency gains during fiscal 2008. We recognized a gain of approximately $2.0 million in the first quarter of fiscal 2008 on the sale of an equity interest in a joint venture which manufactures rice cakes in Belgium. At the end of August 2006 we sold Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, and recognized a gain on the disposal of approximately $3.4 million, net of a $3.3 million charge for goodwill allocated to that component of the reporting unit.

INCOME BEFORE INCOME TAXES

Income before income taxes in 2008 amounted to $65.4 million compared to $77.1 million in 2007. The decrease is attributable to the aforementioned decrease in operating income and the increase in interest and other expenses, net.

INCOME TAXES

The provision for income taxes includes Federal, foreign, state and local income taxes. Our income tax expense was $24.2 million in fiscal 2008 compared to $29.6 million in 2007. Our effective tax rate was 37.0% in 2008 compared to 38.4% in 2007.

The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year to year based on factors including, but not limited to, the geographical mix of earnings, enacted tax legislation and tax audit settlements. Our effective tax rate in 2008 decreased as a result of the mix of the Company’s income in foreign jurisdictions and a higher utilization of available foreign tax credits. Our effective tax rate in 2007 included the unfavorable impact of the $3.3 million of nondeductible goodwill expensed in connection with the sale of Biomarché.

NET INCOME

Net income in 2008 was $41.2 million, or $0.99 per diluted share, compared to $47.5 million, or $1.16 per diluted share in 2007. The decrease was attributable to the aforementioned decrease in income before income taxes.

Fiscal 2007 Compared to Fiscal 2006

NET SALES

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

GROSS PROFIT

Gross profit for the year ended June 30, 2007 was $261.4 million, an increase of $48.1 million, or 22.5%, from last year’s gross profit of $213.4 million. Gross profit in fiscal 2007 was 29.0% of net sales compared to 28.9% of net sales for 2006. The increase in gross profit percentage was principally the result of the addition of higher margin personal care products from our recently acquired Avalon and Alba brands, partially offset by approximately $1.7 million of start-up costs incurred in the first half of the year associated with a new production line at our West Chester frozen foods facility, lower relative contribution from our Celestial Seasonings tea brand and the inclusion of our United Kingdom operations which were acquired after the third quarter of fiscal 2006, for a full year. In the United Kingdom, we continued to co-pack for the previous owner at one of the facilities under an agreement allowing for a minimal margin. Our gross margin generated in the United Kingdom was depressed even though the arrangement helped absorb what otherwise would be unabsorbed overhead. The effect on our gross profit percentage for the year ended June 30, 2007 was a 100 basis point reduction from the lower margins in the United Kingdom. Gross margin in 2006 included $0.9 million, or 0.1%, of charges for our 2005 SKU rationalization program. Our gross margin performance has also been negatively impacted by the increasing costs of petroleum, ingredients, health care and other input costs. We have offset these increasing costs with the successful implementation of price increases for selected products we sell, and with a sharper focus on operating efficiencies, including the positive effects of our 2005 SKU rationalization program.

SELLING, GENERAL and ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $29.2 million, or 19.7%, to $177.5 million in 2007 from $148.3 million in 2006. Selling, general and administrative expenses increased primarily as a result of costs associated with the businesses we acquired in fiscal 2007 and 2006. In addition, we had increased amortization ex-

pense on purchased intangibles related to our recent acquisitions and increased professional fees during the year ended June 30, 2007. Selling, general and administrative expenses in fiscal 2006 included a $3.2 million expense for stock option compensation under SFAS No. 123(R). Selling, general and administrative expenses as a percentage of net sales declined to 19.7% in fiscal 2007 as compared to 20.1% in fiscal 2006, primarily as a result of the reduction in stock option compensation expense.

OPERATING INCOME

Operating income was $84.0 million in 2007 compared to $65.1 million in 2006. Operating income as a percentage of net sales was 9.3% in 2007 compared to 8.8% in 2006. The increase in operating income was a result of our increased net sales and gross profit.

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

INCOME BEFORE INCOME TAXES

Income before income taxes in 2007 amounted to $77.1 million compared to $59.1 million in 2006. The increase was attributable to the aforementioned increase in operating income offset by the increase in interest and other expenses, net.

INCOME TAX EXPENSE

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

Our working capital was $246.7 million at June 30, 2008, an increase of $48.2 million from $198.5 million at the end of fiscal 2007. This was due principally to a $46.6 million increase in inventories, a $23.5 million increase in accounts receivable and an $8.9 million increase in other current assets, offset by a $28.8 million increase in accounts payable and other current liabilities and a decrease of $2.0 million in cash. The increases in our accounts receivable, inventories and accounts payable were partially attributable to the recent acquisitions we made. Our inventories also increased as a result of higher levels of ingredient inventory carried for our Earth’s Best brand and the increases in the costs of ingredients. Accounts receivable also increased as a result of our higher sales volume. Our days’ sales in receivables improved to 41 days compared to 43 days in the year-ago period.

Our cash balance decreased $2.0 million during the year ended June 30, 2008 to $58.5 million as of June 30, 2008. We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2008, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

Years ended June 30,	2008	2007	2006
Cash flows provided by (used in):
Operating activities	$24,486	$66,431	$54,166
Investing activities	(116,092)	(139,708)	(100,559)
Financing activities	91,925	83,608	70,996
Exchange rate changes	(2,324)	1,312	133

Net increase (decrease) in cash	$(2,005)	$11,643	$24,736

Net cash provided by operating activities was $24.5 million for the year ended June 30, 2008, compared to $66.4 million provided in fiscal 2007 and $54.2 million provided in fiscal 2006. The decrease in cash provided by operating activities in 2008 resulted from the decrease in our net income and other non-cash items and the increases in our operating assets, as described above. The increase in cash provided by operations in 2007 compared to 2006 resulted from the increase in our net income and other non-cash items, such as depreciation and amortization.

We used $116.1 million of cash in investing activities in fiscal 2008, principally for acquisitions and capital additions. We acquired Daily Bread Ltd., the turkey processing facility of Pilgrim’s Pride, nSpired Natural Foods, Inc., Tendercare International, Inc. and the assets and business of Plainville Turkey Farms during 2008, using a total of $102.2 million of cash. We used $19.8 million in cash for capital additions. These uses were partially offset by proceeds of dispositions totaling $3.0 million. We used $139.7 million of cash in investing activities in the year ended June 30, 2007. We used $137.8 million of cash in connection with the acquisitions of Avalon Natural Products, Inc. (“Avalon”) in January 2007, the assets and business of Haldane Foods in the United Kingdom in December 2006 and the tofu and meat-alternative business of WhiteWave Foods Company in June 2007, $11.4 million for capital expenditures and $1.9 million for a loan to an affiliated joint venture (subsequently repaid in August 2007). This was partially offset by $8.2 million of proceeds from the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, and $3.3 million of proceeds from the disposals of fixed assets. In the year ended June 30, 2006, we used $100.6 million of cash in investing activities, including $84.5 million for acquisitions and $14.5 million for the purchase of property, plant and equipment.

Net cash of $91.9 million was provided by financing activities for the year ended June 30, 2008, $83.6 million was provided for the year ended June 30, 2007 and $71.0 million was provided for the year ended June 30, 2006. During all three fiscal years, we incurred borrowings to fund acquisitions. During the year ended June 30, 2008, we borrowed $90.5 million under our Credit Facility and received proceeds of $2.4 million from the exercise of stock options. Treasury stock increased by 84,334 shares ($2.7 million) in the second quarter of fiscal 2008 as a result of stock surrendered to pay employee payroll withholding taxes in connection with stock-based compensation transactions. During fiscal 2007, we borrowed $75.0 million under our Credit Facility and received $18.4 million of proceeds from the exercise of stock options. During 2006, we received the proceeds of our $150.0 million of fixed rate senior notes and repaid $89.7 million of borrowings under the Credit Facility. In addition, during 2006 we received $15.1 million of proceeds from the exercise of stock options and we incurred $1.2 million of costs in connection with our new financing arrangements.

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facil-

ity may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2008 and June 30, 2007, $150.0 million was outstanding under the senior notes at an interest rate of 5.98%. As of June 30, 2008, there were $155.5 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2008 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$305,925	—	$155,925	—	$150,000
Capital lease obligations	2,517	$222	732	$1,424	139
Operating lease obligations	28,006	8,497	12,788	6,378	343
Purchase obligations	133,668	62,719	26,011	18,021	26,917
Other long-term liabilities	5,012	—	2,045	—	2,967

Total contractual obligations	$475,128	$71,438	$197,501	$25,823	$180,366

We believe that our cash on hand of $58.5 million at June 30, 2008, as well as projected cash flows from operations and availability under our Credit Facility are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2009 capital expenditures of approximately $20 million, and the $8.7 million of debt and lease obligations described in the table above, during the 2009 fiscal year.

Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	our ability to implement our business strategy;

•	our ability to integrate acquisitions;

•	our reliance on third party distributors, manufacturers, and suppliers;

•	competition;

•	changes in customer preferences;

•	international sales and operations;

•	availability and retention of key personnel;

•	escalating fuel and commodity costs;

•	the resolution of the SEC’s inquiry and litigation regarding our stock option practices;

•	changes in or the failure to comply with government regulations; and

•	the other risk factors described in Item 1A above.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2008 and 2007 is summarized as follows:

	Three Months Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Net sales	$237,245	$276,233	$264,632	$278,261
Gross profit (a)	68,851	79,144	68,722	67,592
Operating income (b)	18,305	29,262	17,431	11,758
Income before income taxes (c)	17,346	24,950	13,903	9,246
Net income	10,820	15,582	8,315	6,504
Basic earnings per common share	$0.27	$0.39	$0.21	$0.16
Diluted earnings per common share	$0.26	$0.37	$0.20	$0.16

	Three Months Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Net sales	$209,895	$230,190	$238,027	$222,320
Gross profit (d)	58,830	69,871	70,738	61,991
Operating income	16,880	24,925	23,540	18,632
Income before income taxes (e)	15,060	23,171	20,248	18,613
Net income	8,739	14,213	12,390	12,140
Basic earnings per common share	$0.23	$0.36	$0.31	$0.30
Diluted earnings per common share	$0.22	$0.34	$0.30	$0.29

(a)	Gross profit was negatively impacted by approximately $1.1 million ($0.7 million net of tax) for the three months ended September 30, 2007, $2.1 million ($1.3 million net of tax) for the three months ended December 31, 2007, $1.8 million ($1.1 million net of tax) for the three months ended March 31, 2008 and $2.5 million ($2.3 million net of tax) for the three months ended June 30, 2008 as a result of start-up and integration costs at our Fakenham, UK frozen foods factory. Gross profit was also negatively impacted by approximately $6.0 million ($3.7 million net of tax) for the three months ended March 31, 2008 and $0.9 million ($0.6 million net of tax) for the three months ended June 30, 2008 as a result of SKU rationalization and reorganization actions.
(b)	Operating income was also negatively impacted by approximately $2.3 million ($1.4 million net of tax) for the three months ended September 30, 2007, $1.7 million ($1.1 million net of tax) for the three months ended December 31, 2007, $0.7 million ($0.4 million net of tax) for the three months ended March 31, 2008 and $1.1 million ($0.6 million net of tax) for the three months ended June 30, 2008 as a result of expenses incurred in connection with the review of the Company’s stock option practices and defense of the related derivative lawsuits and $0.4 million ($0.3 million net of tax) for the three months ended September 30, 2007, $(0.1) million ($(0.1) million net of tax) for the three months ended December 31, 2007, $(0.5) million ($(0.3) million net of tax) for the three months ended March 31, 2008 and $2.3 million ($2.9 million net of tax) for the three months ended June 30, 2008 for stock compensation related expenses. Operating income was negatively impacted by approximately $2.5 million ($1.5 million net of tax) for the three months ended March 31, 2008 and $1.4 million ($0.8 million net of tax) for the three months ended June 30, 2008 as a result of SKU rationalization and reorganization actions.

(c)	Income before income taxes includes a gain of $2.0 million ($1.2 million net of tax) in the three months ended September 30, 2007 on the disposal of the Company’s investment in a rice cake manufacturing joint venture.
(d)	Gross profit was negatively impacted by approximately $1.1 million ($0.7 million net of tax) for the three months ended September 30, 2006, and $0.6 million ($0.4 million net of tax) for the three months ended December 31, 2006, as the result of start-up costs associated with a new production line at the Company’s West Chester, PA frozen foods facility.
(e)	Income before income taxes includes a gain of $3.4 million ($1.2 million net of tax) in the three months ended September 30, 2006 on the disposal of Biomarché, a Belgium-based provider of fresh organic fruits and vegetables.

Seasonality

Our tea brand primarily manufactures and markets hot tea products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food and certain of our prepared food product lines are stronger in the warmer months. In years where there are warm winter seasons, our sales of cooler weather products, which typically increase in our second and third fiscal quarters, may be negatively impacted. Sales of our turkey products are strongest in the second quarter of our fiscal year, coinciding with seasonal holidays.

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

Impact of Inflation

Inflation has caused increased ingredient, fuel, labor and benefits costs and in some cases has materially increased our operating expenses. For more information regarding ingredient costs, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk—Ingredient Inputs Price Risk.” To the extent permitted by competition, we seek to recover increased costs through a combination of price increases, new product innovation and by implementing process efficiencies and cost reductions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•	interest rates on debt and cash equivalents,

•	foreign exchange rates, generating translation and transaction gains and losses, and

•	ingredient inputs.

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. As of June 30, 2008, we had $155.5 million of variable rate debt outstanding. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would not have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

Foreign Operations

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2008, approximately 22.9% of our net sales were generated from sales outside the United States, while such sales outside the United States were 24.9% of net sales in 2007 and 19.3% of net sales in 2006.

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

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as wheat, corn, soybeans, canola oil and fruit as well as packaging materials to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2008. Based on our cost of goods sold during the twelve months ended June 30, 2008, such a change would have resulted in an increase or decrease to cost of sales of approximately $41 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—June 30, 2008 and 2007

Consolidated Statements of Income—Years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity—Years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years ended June 30, 2008, 2007 and 2006

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. (the “Company”) and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

As described in Note 5 to the consolidated financial statements, during the fourth quarter of 2007, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). In accordance with the transition provisions of SAB No. 108, the Company recorded an adjustment to retained earnings effective July 1, 2006 for the correction of prior period misstatements.

As described in Note 2 to the consolidated financial statements, during the first quarter of 2008, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). In accordance with the provisions of FIN No. 48, the Company recorded an adjustment to retained earnings effective July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Hain Celestial Group, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York

August 28, 2008

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 and 2007

(In thousands, except share amounts)

	June 30
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$58,513	$60,518
Accounts receivable, less allowance for doubtful accounts of $2,068 and $2,371	118,867	95,405
Inventories	175,667	129,062
Recoverable income taxes, net	—	3,687
Deferred income taxes	12,512	8,069
Prepaid expenses and other current assets	27,482	19,263

Total current assets	393,041	316,004
Property, plant and equipment, net of accumulated depreciation and amortization of $79,743 and $62,803	159,089	114,901
Goodwill	550,238	509,336
Trademarks and other intangible assets, net of accumulated amortization of $12,913 and $10,036	136,861	96,342
Other assets	20,155	21,873

Total assets	$1,259,384	$1,058,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,864	$70,510
Accrued expenses and other current liabilities	50,322	41,948
Income taxes payable	907	4,456
Current portion of long-term debt	222	566

Total current liabilities	146,315	117,480
Long-term debt, less current portion	308,220	215,446
Deferred income taxes	26,524	22,232
Other noncurrent liabilities	5,012	664

Total liabilities	486,071	355,822
Commitments and contingencies
Minority interest	30,502	5,678
Stockholders’ equity:
Preferred stock—$.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock—$.01 par value, authorized 100,000,000 shares, issued 41,106,078 and 40,882,653 shares	411	409
Additional paid-in capital	488,650	487,750
Retained earnings	237,008	195,658
Foreign currency translation adjustment	32,215	25,884

	758,284	709,701
Less: 945,590 and 861,256 shares of treasury stock, at cost	(15,473)	(12,745)

Total stockholders’ equity	742,811	696,956

Total liabilities and stockholders’ equity	$1,259,384	$1,058,456

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 2008, 2007 and 2006

(In thousands, except per share amounts)

	Year Ended June 30
	2008	2007	2006
Net sales	$1,056,371	$900,432	$738,557
Cost of sales	772,062	639,002	525,205

Gross profit	284,309	261,430	213,352
Selling, general and administrative expenses	207,553	177,453	148,295

Operating income	76,756	83,977	65,057
Interest and other expenses, net	11,311	6,885	5,911

Income before income taxes	65,445	77,092	59,146
Provision for income taxes	24,224	29,610	22,779

Net income	$41,221	$47,482	$36,367

Net income per share:
Basic	$1.03	$1.21	$.97

Diluted	$0.99	$1.16	$.93

Weighted average common shares outstanding:
Basic	40,077	39,315	37,643

Diluted	41,765	41,108	38,912

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2008, 2007 and 2006

(In thousands, except per share and share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount at $.01
Balance at June 30, 2005	37,475,998	$375	$416,563	$116,965
Exercise of stock options	1,009,099	10	15,408
Issuance of common stock	1,098,574	11	21,784
Non-cash compensation charge			4,213
Tax benefit from stock options			1,744
Comprehensive income:
Net income				36,367
Translation adjustments

Total comprehensive income
Balance at June 30, 2006	39,583,671	396	459,712	153,332
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes				(5,156)

Adjusted balance at June 30, 2006	39,583,671	396	459,712	148,176
Exercise of stock options	1,102,518	11	18,396
Issuance of common stock	196,464	2	5,607
Non-cash compensation charge			1,031
Tax benefit from stock options			3,004
Comprehensive income:
Net income				47,482
Translation adjustments

Total comprehensive income
Balance at June 30, 2007	40,882,653	409	487,750	195,658
Adoption of FIN No. 48				129
Exercise of stock options	223,425	2	2,414
Non-cash compensation charge			(1,871)
Tax benefit from stock options			357
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans
Comprehensive income:
Net income				41,221
Translation adjustments

Total comprehensive income
Balance at June 30, 2008	41,106,078	$411	$488,650	$237,008

See notes to consolidated financial statements.

	Treasury Stock		Foreign Currency Translation Adjustment	Total	Comprehensive Income
	Shares	Amount
Balance at June 30, 2005	861,256	$(12,745)	$10,048	$531,206
Exercise of stock options				15,418
Issuance of common stock				21,795
Non-cash compensation charge				4,213
Tax benefit from stock options				1,744
Comprehensive income:
Net income				36,367	$36,367
Translation adjustments			7,349	7,349	7,349

Total comprehensive income					$43,716

Balance at June 30, 2006	861,256	(12,745)	17,397	618,092
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes				(5,156)

Adjusted balance at June 30, 2006	861,256	(12,745)	17,397	612,936
Exercise of stock options				18,407
Issuance of common stock				5,609
Non-cash compensation charge				1,031
Tax benefit from stock options				3,004
Comprehensive income:
Net income				47,482	$47,482
Translation adjustments			8,487	8,487	8,487

Total comprehensive income					$55,969

Balance at June 30, 2007	861,256	(12,745)	25,884	696,956
Adoption of FIN No. 48				129
Exercise of stock options				2,416
Non-cash compensation charge				(1,871)
Tax benefit from stock options				357
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans	84,334	(2,728)		(2,728)
Comprehensive income:
Net income				41,221	$41,221
Translation adjustments			6,331	6,331	6,331

Total comprehensive income					$47,552

Balance at June 30, 2008	945,590	$(15,473)	$32,215	$742,811

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2008, 2007 and 2006

(In thousands)

	Year Ended June 30
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,221	$47,482	$36,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,980	15,692	12,549
Gain on dispositions	(2,003)	(3,401)	—
Deferred income taxes	3,496	10,877	5,048
Tax benefit of nonqualified stock options	357	4,276	2,269
Excess tax benefit of nonqualified stock options	—	(1,136)	(647)
Other non-cash items, net	2,277	1,167	1,175
Non-cash compensation	(1,871)	1,031	4,213
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired brands:
Accounts receivable	(13,326)	(9,365)	(12,418)
Inventories	(31,335)	(9,793)	(9,841)
Other current assets	(5,766)	4,984	(2,311)
Other assets	(3,169)	(2,702)	769
Accounts payable and accrued expenses	12,942	9,014	10,432
Income taxes, net	1,681	(1,695)	6,561

Net cash provided by operating activities	24,486	66,431	54,166

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of brands, net of cash acquired	(102,206)	(137,849)	(84,480)
Proceeds from dispositions	3,031	8,160	—
Purchases of property and equipment	(19,811)	(11,411)	(14,479)
Proceeds from disposals of property and equipment	869	3,303	—
(Loan to) repayment from affiliate	2,025	(1,911)	—
Equity investments	—	—	(1,600)

Net cash used in investing activities	(116,092)	(139,708)	(100,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior notes	—	—	150,000
Proceeds (payments) from bank revolving credit facility, net	90,500	65,000	(89,700)
Repayments of other long-term debt, net	(631)	(907)	(3,854)
Costs in connection with bank financing	—	(28)	(1,201)
Shares withheld for payment of employee payroll taxes	(2,728)	—	—
Loan from minority interest shareholder	2,368	—	—
Proceeds from exercise of stock options, net of related expenses	2,416	18,407	15,104
Excess tax benefits from share-based compensation	—	1,136	647

Net cash provided by financing activities	91,925	83,608	70,996

Effect of exchange rate changes on cash	(2,324)	1,312	133

Net increase (decrease) in cash and cash equivalents	(2,005)	11,643	24,736
Cash and cash equivalents at beginning of year	60,518	48,875	24,139

Cash and cash equivalents at end of year	$58,513	$60,518	$48,875

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic food and personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha® , SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat®, Granose®, and TofuTown®. The Company’s principal specialty product lines include Estee® sugar-free products and Alba®. Our natural and organic personal care products are marketed under the Avalon Organics®, Alba Botanica® , JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand.

We operate in one business segment: the sale of natural and organic food and personal care products. During the three years ended June 30, 2008, approximately 47%, 46% and 47% of our revenues were derived from products that are manufactured within our own facilities with 53%, 54% and 53% produced by various co-packers. In fiscal 2008, 2007 and 2006, there was no co-packer who manufactured 10% or more of our products.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented 13% of our trade receivables balance as of June 30, 2008 and 16% of our trade receivables balance as of June 30, 2007, we believe there is no credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid in the near future in the form of a chargeback receivable. Our estimate of this receivable balance ($2.5 million at June 30, 2008 and $2.4 million at June 30, 2007) could be different had we used different assumptions and judgments.

During the year ended June 30, 2008, sales to one customer and its affiliates approximated 20% of net sales. In fiscal 2007 sales to one customer and its affiliates approximated 20% of net sales. In fiscal 2006, sales to one customer and its affiliates approximated 21% of net sales.

Inventory

Our inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method. We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

Our property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease life, whichever is shorter. We believe the asset lives assigned to our property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. Our manufacturing plants and distribution centers, and their related assets, are periodically reviewed to determine if any impairment exists by analyzing underlying cash flow projections. At this time, we believe no impairment of the carrying value of such assets exists. Ordinary repairs and maintenance are expensed as incurred. We utilize the following ranges of asset lives:

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $1.7 million in fiscal 2008, $1.5 million in fiscal 2007 and $1.2 million in fiscal year 2006. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers who develop numerous products on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.

Advertising Costs

Media advertising costs, which are included in selling, general and administrative expenses, amounted to $8.2 million in fiscal 2008, $7.5 million in fiscal 2007 and $5.4 million in fiscal year 2006. Such costs are expensed as incurred.

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

We adopted FASB Financial Interpretation No. 48 (“FIN No. 48)”), “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal year 2008. As a result of the adoption of FIN No. 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Depending on the jurisdiction, such a change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision in the period. We record interest and penalties in our provision for income taxes.

Shipping and Handling Costs

We include the costs associated with shipping and handling of our inventory as a component of cost of sales.

Fair Values of Financial Instruments

Financial instruments consist primarily of investments in cash and cash equivalents, trade accounts receivable, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At June 30, 2008 and 2007, we had $25.0 million and $40.5 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2008 and 2007, the carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable and payable and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The carrying amounts of the notes payable to banks are considered to be representative of their respective fair values as their interest rates are based on market rates. The estimated fair value of the Company’s senior notes payable was approximately $150 million at June 30, 2008 and June 30, 2007.

Stock Based Compensation

The Company has employee and director stock based compensation plans which are more fully described in Note 14. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share Based Payment,” to account for stock-based compensation, using the modified prospective transition method. Under that transition method, compensation cost is recognized for the vested portion of stock-based payments granted on or after July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and for all stock-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123(R), the vesting of all outstanding options was accelerated during the year ended June 30, 2005. As a result, there is no compensation expense recognized in operating results during the years ended June 30, 2008, 2007 and 2006 for stock options granted prior to July 1, 2005.

The fair value of stock based compensation awards is recognized in expense over the vesting period of the award, using the straight-line method. The fair value of employee stock options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The Company used the simplified method for determining expected life as permitted in SEC Staff Accounting Bulletin 107 for options qualifying for such treatment (“plain-vanilla” options) due to the limited history the Company currently has with option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield curve. Restricted stock awards are valued at the market value of our common stock on the date of grant and recognized in expense over the vesting period of the awards using the straight-line method.

SFAS No. 123(R) also requires that compensation expense be recognized for only that portion of stock based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination activity to reduce the amount of compensation expense recognized. If the actual forfeitures differs from the estimate, additional adjustments to compensation expense may be required in future periods.

The Company receives an income tax deduction for restricted stock grants when they vest and for stock options exercised by employees in certain tax jurisdictions equal to the excess of the market value of our common stock on the date of exercise over the option price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are classified as a cash flow provided by financing activities in the accompanying Consolidated Statement of Cash Flows in accordance with SFAS No. 123(R).

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than goodwill and intangible assets with indefinite lives, when events and circumstances occur indicating that the carrying amount of the asset may not be recoverable. An impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. We have not yet assessed the impact that SFAS No. 159 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the basic requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their acquisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) must be applied prospectively and are effective for the Company’s fiscal year ending June 30, 2010 for all business combinations occurring on or after July 1, 2009. We have not yet assessed the impact that the implementation of SFAS No. 141(R) may have on our consolidated results of operations or financial condition.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity in the consolidated financial statements, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the consolidated statement of income. SFAS No. 160 is effective beginning in the Company’s fiscal year ending June 30, 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We have not yet assessed the impact that the implementation of SFAS No. 160 may have on our consolidated results of operations or financial condition.

3. EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.

	2008	2007	2006
Numerator:
Net income	$41,221	$47,482	$36,367

Denominator (in thousands):
Denominator for basic earnings per share—weighted average shares outstanding during the period	40,077	39,315	37,643
Effect of dilutive securities:
Stock options	1,688	1,793	1,269

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	41,765	41,108	38,912

Basic net income per share	$1.03	$1.21	$0.97

Diluted net income per share	$0.99	$1.16	$0.93

Options totaling 222,000 in 2008, 491,000 in 2007 and 2,131,000 in 2006 were excluded from our earnings per share computations as their effects would have been anti-dilutive.

4. STOCK KEEPING UNIT RATIONALIZATION AND REORGANIZATION

During the third quarter of fiscal 2008, we implemented a Stock Keeping Unit (“SKU”) rationalization and a reorganization, principally in our personal care locations, and recorded charges of $10.8 million. The SKU rationalization resulted from our review of the positioning of the personal care products operations we acquired during the last several years. The review included identification of SKUs which we believe should be eliminated based on their low volume of sales or insufficient margins, development of a plan to optimize the production of product between the Company’s own manufacturing facilities and by outside contract manufacturers and implementation of the optimal organization structure to position the unit for future growth. As a result, cost of sales for fiscal 2008 includes charges of approximately $6.9 million related to ingredient, packaging and finished goods inventories, including the costs of disposal, for SKUs being eliminated. Selling, general and administrative expense includes charges of $2.3 million related to assets that will not have continuing value and $1.6 million for severance.

The change in the liability for the SKU rationalization activities for the year ended June 30, 2008 was as follows:

	Asset write downs	Severance	Total
Charges	$9,221	$1,596	$10,817
Amounts utilized	(4,759)	(431)	(5,190)

Liability balance June 30, 2008	$4,462	$1,165	$5,627

5. STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

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

We adopted SAB No. 108 in fiscal 2007 and elected to record the effects of applying SAB No. 108 using the cumulative effect transition method which resulted in the correction of the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We adjusted the beginning retained earnings for fiscal 2007 for “Accrued Trade Promotional Expenses,” described below.

Historically, we have evaluated uncorrected differences utilizing the “rollover” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years (i.e., it ignores the “carryover effects” of prior year misstatements). We believe that our assessment of uncorrected differences in periods prior to the adoption of SAB No. 108 and the conclusions reached regarding the qualitative and quantitative effects of such uncorrected differences were appropriate.

Accrued Trade Promotional Expense

We adjusted our beginning retained earnings for fiscal 2007 to recognize a reserve for expected trade promotional expenses for certain locations. The Company determined that two of its reporting units were not recording trade promotional expenses on a basis consistent with the Company’s other reporting units. The total cumulative impact, net of tax, as of July 1, 2006 was as follows:

Current assets	$3,290
Current liabilities	$(8,446)
Retained earnings	$5,156

6. ACQUISITIONS AND DISPOSALS

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.

Fiscal 2008

On April 2, 2008, we acquired Daily Bread, Ltd., a London-based producer of branded fresh prepared foods for the foodservice channel in the United Kingdom, for approximately $36.5 million in cash plus transaction costs. The acquisition of Daily Bread broadens our existing prepared foods operations with a branded fresh platform which we expect will strengthen our ability to expand our fresh operations across the United Kingdom and Europe. The purchase price excludes contingency payments we may be obligated to pay. The contingency payments are based on the achievement by the acquired business of certain financial targets over an approximate two-year period following the date of acquisition. Such payments, which could total £5.0 million (approximately $10.0 million at the June 30, 2008 exchange rate), will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The Company is in the process of obtaining a valuation for acquired intangible assets. Based on our preliminary purchase price allocation, we recorded goodwill of $28.3 million at June 30, 2008, which is not deductible for tax purposes.

On March 10, 2008, Hain Pure Protein Corporation (“Hain Pure Protein”), a 50% owned subsidiary, acquired certain assets including the turkey production facility and distribution center of Pilgrim’s Pride Corporation in New Oxford, Pennsylvania for a total consideration of $19.1 million in cash, including transaction costs. This acquisition provides additional scale with the capacity to meet increasing volume demands and expands our ability to offer branded, premium poultry products.

On March 6, 2008, we acquired nSpired Natural Foods, Inc., with its MaraNatha and SunSpire brands, for approximately $37.6 million in cash, including transaction costs. MaraNatha is a leading brand of natural and organic nut butters and SunSpire is a leader in natural and organic chocolate products. The addition of MaraNatha is expected to strengthen our position in the growing nut butter category and SunSpire provides us entry into the natural candy category. We are in the process of obtaining valuations for acquired tangible and intangible assets and allocating the purchase price. Based on estimated fair values at the acquisition date, our preliminary purchase price allocation includes goodwill of $24.1 million, which is not deductible for tax purposes.

On December 7, 2007, we acquired TenderCare International, Inc., a marketer and distributor of chlorine-free and gel-free natural diapers and baby wipes under the TenderCare and Tushies brand names, for approximately $3.9 million in cash. The acquisition is expected to strengthen our position in the natural and organic sector with the expansion into diapers and wipes. The purchase price was allocated to the tangible and intangible assets acquired, including $4.8 million of goodwill, which is not deductible for tax purposes.

The purchase price allocations for these acquisitions are preliminary and may be revised as additional information becomes available. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. The balance sheet at June 30, 2008 includes the assets acquired and liabilities assumed valued on a preliminary basis at fair market value at the dates of purchase. We are in the process of performing the procedures required to finalize the purchase price allocations for the above fiscal 2008 acquisitions; however, these procedures are in the early stages and are expected to be completed during fiscal 2009. Any required adjustments to the preliminary purchase price will be recorded in the period finalized.

On August 29, 2007, Hain Pure Protein acquired the assets and business of Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products to the natural and grocery channels in the Northeast and Mid-Atlantic regions. The purchase price was approximately $26.3 million in cash, including transaction costs, plus contingent future earn-out payments based on the earnings before interest, taxes, depreciation and amortization of Plainville for the first five fiscal years after acquisition, with a maximum potential payment of $3 million. The Plainville acquisition expands our specialty poultry business with a well-recognized industry leader. During the quarter ended June 30, 2008, the Company finalized the purchase price allocation and assigned $7.1 million to identifiable intangible assets, of which $1.3 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $1.0 million and was recorded as goodwill, which is deductible for tax purposes.

On August 4, 2007, we completed the sale of our interest in a joint venture in Belgium that manufactured and sold rice cakes and was accounted for using the equity method. We recognized a pre-tax gain of approximately $2.0 million in connection with the sale in the first quarter of fiscal 2008, which is included in “Interest and other expenses, net” in the accompanying consolidated statements of income.

In September 2007, we sold our minority interest in Halo, Purely for Pets, Inc. for approximately $1.7 million. This investment was made in June 2006 and accounted for using the equity method. The Company recognized a pretax gain of $0.3 million on the sale, which is included in “Interest and other expenses, net” in the accompanying consolidated statements of income.

Fiscal 2007

On June 8, 2007, we acquired the tofu and meat-alternative business of WhiteWave Foods Company, a subsidiary of Dean Foods Company. The product line includes baked and grilled tofu, seitan, tempeh and other traditional tofu items which are sold under the TofuTown® and WestSoy® brand names. The acquisition complements our existing Yves Veggie Cuisine® product line, strengthening and expanding our fresh, meat-free alternative product offerings. The total consideration paid was approximately $2.2 million, including transaction costs. No goodwill resulted from the transaction since assets acquired exceeded consideration paid. The excess of the net assets required over the purchase price was allocated as a reduction of fixed assets.

On January 11, 2007, we acquired Avalon Natural Products, Inc. (“Avalon”), a leader in the natural products category in the areas of skin care, hair care, bath and body and sun care, for approximately $126.1 million in cash, including transaction costs. We believe that the addition of the Avalon Organics®, Alba Botanica® and Alba Organ-

ics™ brands provides us with a stronger, broader product portfolio in the natural and organic personal care products category. The acquisition was funded with available cash balances and borrowings under our Credit Facility (see Note 11). During the quarter ended March 31, 2008, the Company finalized the purchase price allocation and has assigned $27.9 million to identifiable intangible assets, of which $2.3 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $92.8 million and was recorded as goodwill, which is not deductible for tax purposes. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed of Avalon as of the date of acquisition:

Current assets	$17,084
Property and equipment	471
Other intangible assets	27,941
Goodwill	92,838
Other assets	391

Total assets	138,725
Current and non-current liabilities	(6,990)

Total purchase price allocation	$131,735

On December 8, 2006, we acquired the business and certain assets of Haldane Foods Limited, a producer of meat-free food and non-dairy beverage products, for approximately $10.1 million in cash, including transaction costs. Haldane’s product lines include Realeat frozen foods and Granose non-dairy beverages. Employee termination and exit costs relating to the acquired business in the amount of $1.5 million were recorded as costs of the acquisition. During fiscal 2007 we utilized $0.2 million and during fiscal 2008, we utilized $0.2 million of this reserve. During the quarter ended December 31, 2007, the Company finalized the purchase price allocation and assigned $2.4 million to identifiable intangible assets, of which $1.2 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $1.9 million and was recorded as goodwill, which is deductible for tax purposes.

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

On March 3, 2006, we acquired the business and assets of Para Laboratories, Inc., including the Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands of skin care, hair care, and body care products, which are sold through drug stores, supermarkets and mass retailers. The total consideration paid was approximately $28.1 million in cash, $2.5 million in stock, plus the assumption of certain liabilities. The purchase price includes contingent consideration of $3.0 million paid during fiscal 2008 based on the achievement by the acquired business of certain financial targets over the approximate two-year period following the date of acquisition. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The Company has assigned $10.3 million to identifiable intangible assets, predominantly trade names which are not being amortized. The excess of the purchase price over the estimated fair value of net assets acquired was $16.9 million and was recorded as goodwill, which is deductible for tax purposes.

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

	2008	2007	2006
Net sales	$1,114,057	$1,049,749	$1,014,596

Net income	$41,742	$46,542	$37,017

Earnings per share:
Basic	$1.04	$1.18	$0.97

Diluted	$1.00	$1.13	$0.94

Weighted average shares:
Basic	40,077	39,315	38,125

Diluted	41,765	41,108	39,394

This information has not been adjusted to reflect any changes in the operations of these businesses and brands subsequent to their acquisition by us. Changes in operations of these acquired businesses and brands include, but are not limited to, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. Further, the pro forma sales and net income information for the prior periods has not been adjusted to reflect, among other things, brands which have been disposed of or licensed to others, reductions in sales due to losses of customers upon acquisition of businesses by us due to change in pricing policies and practices, discontinuation by us of co-pack arrangements for certain products after acquisition by us, or items no longer sold by us as the result of our SKU rationalization programs. As a result, sales as presented for the prior periods appear higher than what would have been presented had these adjustments been reflected.

In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

7. INVENTORIES

Inventories consisted of the following at June 30:

	2008	2007
Finished goods	$105,684	$72,149
Raw materials, work-in-process and packaging	69,983	56,913

	$175,667	$129,062

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30:

	2008	2007
Land	$12,356	$8,688
Buildings and improvements	58,332	36,243
Machinery and equipment	148,099	123,278
Furniture and fixtures	7,430	6,554
Leasehold improvements	3,420	1,751
Construction in progress	9,195	1,190

	238,832	177,704
Less:
Accumulated depreciation and amortization	79,743	62,803

	$159,089	$114,901

Included in property, plant and equipment are assets held under capital leases, as follows:

	2008	2007
Buildings and improvements	$1,055	—
Machinery and equipment	1,030	$120

	2,085	120
Less: Accumulated depreciation and amortization	148	39

	$1,937	$81

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-life intangible assets are tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform our annual test for impairment during the fourth quarter of our fiscal year. We have evaluated the fair value of our goodwill and indefinite-life intangible assets and, based on such evaluations, no impairment existed through June 30, 2008. Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks.

Changes in the carrying amount of goodwill for the years ended June 30, 2008 and 2007 were as follows:

	2008	2007
Balance at beginning of year	$509,336	$421,002
Additions	66,035	122,031
Sale of Biomarché	—	(3,350)
Reallocations to intangible assets	(28,666)	(28,453)
Translation and other adjustments, net	3,533	(1,894)

Balance at end of year	$550,238	$509,336

The additions to goodwill in fiscal 2008 included $63.0 million related to acquisitions made during the year and a $3.0 million earn-out payment made in connection with the acquisition of the business and assets of Para Laboratories, Inc. During the year ended June 30, 2008, we reallocated approximately $27.9 million preliminarily allocated to goodwill related to the acquisition of Avalon Natural Products, Inc., and approximately $0.7 million preliminarily allocated to goodwill related to the acquisition of the business and assets of Haldane Foods, to other intangibles, predominantly non-amortized trademarks. During the year ended June 30, 2007, we reallocated approximately $10.6 million preliminarily allocated to goodwill related to the acquisition of the business and assets of Para Laboratories, Inc., and approximately $17.0 million preliminarily allocated to goodwill related to the acquisition of Spectrum Organic Products, Inc., to other intangibles, predominantly non-amortized trademarks. Included in translation and other adjustments are the impacts of changes in foreign currency exchange rates on goodwill, adjustments of certain purchase accounting liabilities, the realization of certain tax positions and adjustments to our estimates of fair value of net assets acquired.

We are continuing to evaluate the initial purchase price allocations of certain other acquisitions made during fiscal 2008 and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation for these acquisitions as of the date of these financial statements.

At June 30, 2008, included in trademarks and other intangible assets on the balance sheet are approximately $22.6 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$22,609	$6,192	$8,205	$3,365
Non-amortized intangible assets:
Trademarks	$127,165	$6,721	$98,173	$6,671

Amortization of intangible assets with finite lives amounted $2.9 million in fiscal 2008, $2.0 million in 2007 and $0.6 million in 2006. The weighted average amortization period of amortized intangible assets is 8.6 years. The expected aggregate amortization expense in each of the next five fiscal years is $3.0 million in 2009, $2.8 million in 2010, $2.6 million in 2011, $2.1 million in 2012 and $1.3 million in 2013.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	2008	2007
Payroll and employee benefits	$7,945	$6,671
Advertising and trade promotions	14,648	13,164
Other	27,729	22,113

	$50,322	$41,948

11. LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt at June 30 consists of the following:

	2008	2007
Senior Notes	$150,000	$150,000
Revolving Credit Facility borrowings payable to banks	155,500	65,000
Capitalized leases and other debt instruments	2,942	1,012

	308,442	216,012
Current Portion	222	566

	$308,220	$215,446

On May 2, 2006, we issued $150 million in aggregate principal amount of senior notes due May 2, 2016 in a private placement. Proceeds from the senior notes were used to repay outstanding borrowings of $131.7 million under the Company’s previous revolving credit facility. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. Also on May 2, 2006, we entered into a new Amended and Restated Credit Agreement, providing us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. The Credit Facility provides for reductions in the applicable margin as compared to the Credit Facility prior to its amendment and restatement. As of June 30, 2008 and 2007, $150.0 million of the senior notes was outstanding. As of June 30, 2008, there were $155.5 million of borrowings outstanding and as of June 30, 2007, there were $65.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

Our other debt instruments aggregate $2.9 million and are primarily for obligations under capitalized leases for buildings, machinery and equipment.

Maturities of all debt instruments at June 30, 2008, are as follows:

2009	$222
2010	321
2011	156,336
2012	500
2013	923
Thereafter	150,140

$308,442

Interest paid (which approximates the related expense) during the years ended June 30, 2008, 2007 and 2006 amounted to $13.9 million, $11.1 million and $5.6 million, respectively.

12. INCOME TAXES

The components of income before income taxes for the years ended June 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Domestic	$51,068	$52,721	$45,890
Foreign	14,377	24,371	13,256

Total	$65,445	$77,092	$59,146

The provision for income taxes for the years ended June 30, 2008, 2007 and 2006 is presented below.

	2008	2007	2006
Current:
Federal	$16,361	$9,852	$9,540
State	3,150	2,160	1,806
Foreign	1,217	6,721	4,666

	20,728	18,733	16,012

Deferred:
Federal and state	2,554	9,535	6,767
Foreign	942	1,342	—

	3,496	10,877	6,767

Total	$24,224	$29,610	$22,779

The current tax benefit realized upon the exercise of stock options charged to additional paid in capital amounted to $0.4 million in 2008, $3.0 million in 2007 and $1.7 million in 2006.

Income taxes paid during the years ended June 30, 2008, 2007 and 2006 amounted to $20.9 million, $20.6 million and $8.0 million.

Reconciliations of expected income taxes at the U.S. federal statutory rate to the Company’s provision for income taxes for the years ended June 30 are as follows:

	2008	%	2007	%	2006	%
Expected U.S. federal income tax at statutory rate	$22,906	35.0%	$26,982	35.0%	$20,701	35.0%
State income taxes, net of federal benefit	1,989	3.0	2,185	2.8	1,949	3.3
Non-deductible compensation	2,354	3.6	477	0.6	—	—
Foreign income at different rates	(2,098)	(3.2)	16	0.0	115	0.2
Non-deductible goodwill written off on disposal	—	—	1,173	1.5	—	—
Other	(927)	(1.4)	(1,223)	(1.5)	14	(0.0)

Provision for income taxes	$24,224	37.0%	$29,610	38.4%	$22,779	38.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) as of June 30 are as follows:

	2008	2007
Current deferred tax assets:
Basis difference on inventory	$5,420	$2,695
Allowance for doubtful accounts	226	548
Reserves not currently deductible	6,866	4,826

Current deferred tax assets	12,512	8,069

Noncurrent deferred tax liabilities:
Difference in amortization	(22,709)	(18,966)
Basis difference on property and equipment	(13,678)	(11,782)
Noncurrent deferred tax assets:
Net operating loss and tax credit carryforwards	11,679	7,140
Stock options as compensation	2,986	3,470
Other	(406)	196
Valuation allowances	(4,396)	(2,290)

Noncurrent deferred tax liabilities, net	(26,524)	(22,232)

	$(14,012)	$(14,163)

We have U.S. tax credit carryforwards of $3.0 million at June 30, 2008 with various expiration dates through 2018. We have U.S. federal tax net operating losses available for carryforward at June 30, 2008 of $14.4 million that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2028. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company and various subsidiaries have state tax net operating loss carryforwards of $6.2 million at June 30, 2008 with varying expiration dates. We also have foreign net operating losses of approximately $2.5 million which are available to reduce future income tax payments in Germany and Belgium. Of the $11.7 million deferred tax asset for credit and net operating loss carryforwards at June 30, 2008, the Company considers it unlikely that a portion of these tax benefits will be realized; a $4.4 million valuation allowance has been established against these respective deferred tax assets.

As of June 30, 2008, the Company had approximately $35.0 million of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that might be payable if some or all of such earnings were to be remitted.

As disclosed in Note 2, the Company adopted the provisions of FIN No. 48 effective July 1, 2007. As a result, we recognized a decrease of approximately $0.1 million in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to reduce retained earnings. The total amount of gross unrecognized tax benefits at the date of adoption was $2.6 million, including interest and penalties of $0.2 million. Included in this balance is $0.5 million that, if recognized, would impact the effective income tax rate. Unrecognized tax benefits activity for the year ended June 30, 2008 is summarized below:

Balance at July 1, 2007	$2,614
Additions based on tax positions related to prior years	82
Reductions relating to settlements with taxing authorities	(428)

Balance at June 30, 2008	$2,268

If all of the unrecognized tax benefits at June 30, 2008 were recognized, approximately $0.3 million would impact the effective tax rate.

The Company records interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company recognized approximately $0.1 million of interest and penalties related to the above unrecognized benefits within income tax expense for the year ended June 30, 2008. The Company had accrued approximately $0.4 million and $0.3 million for interest and penalties at the end of fiscal 2008 and 2007, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. The Company’s federal income tax returns for fiscal years 2004 through 2006 are currently being audited by the Internal Revenue Service. Although proposed adjustments have not been received for these years and the outcome of in-progress tax audits is always uncertain, management believes the ultimate outcome of the audit will not have a material impact on the Company’s consolidated financial statements.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue “blank check” preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2008 and 2007, no preferred stock was issued or outstanding.

Common Stock Issued – Business Acquisitions

As part of the Spectrum and Para Laboratories acquisitions consummated during fiscal 2006, a total of 998,092 common shares were issued to the sellers, valued at approximately $20.1 million in the aggregate. (See Note 6)

In connection with our strategic alliance with Yeo Hiap Seng, Limited, we issued 100,482 common shares in September 2005 valued at approximately $2.0 million and 196,464 common shares in May 2007 valued at approximately $6.0 million. (See Note 15)

14. STOCK BASED COMPENSATION

The Company has various plans under which the Company’s officers, senior management, other key employees and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards. We had stock option and restricted stock awards outstanding under seven long-term incentive plans as of June 30, 2008.

2002 Long-Term Incentive and Stock Award Plan, as amended. In October 2002, we adopted the 2002 Long-Term Incentive and Stock Award Plan. The plan provides for the granting of stock options and other equity awards to employees, directors and consultants to purchase shares of our common stock. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. In December 2003, the plan was amended to increase the number of shares issuable by 1,500,000 shares and in November 2005, the plan was further amended to increase the number of shares issuable by 750,000 shares bringing the total shares issuable under this plan to 3,850,000. At the 2006 Annual Meeting of Stockholders, the plan was amended to increase the number of shares issuable by 2,000,000 shares to 5,850,000 shares. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant and expiration ten years after the date of grant. Effective December 1, 2005, new stock option awards granted under the plan expire seven years after the date of grant. Vesting terms are determined at the discretion of the Company. No awards shall be granted under this plan after December 1, 2015. During fiscal years 2006 and 2007, no options were granted under this plan. During fiscal year 2008, options to purchase 590,839 shares were granted under this plan at a price of $30.35 per share, as well as 417,829 shares of restricted stock. At June

30, 2008, 1,945,185 options and 409,004 unvested restricted shares were outstanding under this plan. There were 1,233,351 options available for grant under this plan.

2000 Directors Stock Option Plan, as amended. In May 2000, we adopted the 2000 Directors Stock Option Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. In December 2003, the plan was amended to increase the number of shares issuable by 200,000 shares to 950,000 shares. All of the options granted to date under the plan have been non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant and expiration ten years after the date of grant. Effective December 1, 2005, new awards granted under the plan will expire seven years after the date of grant. During fiscal years 2006, 2007 and 2008, no options were granted under this plan. At June 30, 2008, 482,500 options were outstanding. There were 264,500 options available for grant under this plan.

At June 30, 2008 there were 3,666,536 options outstanding that were granted under five other prior Hain and Celestial Seasonings plans. Although no further awards can be granted under those plans, the options outstanding continue in accordance with the terms of the respective plans.

Total stock-based compensation expenses included in selling, general and administrative expense in the consolidated statements of income were $(1,871) for 2008, $1,031 for 2007 and $4,213 for 2006. At June 30, 2008 there was $14,759 of unrecognized compensation expense, which will be recognized over a weighted average period of approximately 3 years.

SFAS No. 123(R) requires that contractual commitments to issue stock options be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with Irwin Simon, its Chief Executive Officer (“CEO”), contains such a commitment; however the options which were to be awarded in July 2005, July 2006 and July 2007 were not granted at the those times. Under SFAS No. 123(R), regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined in SFAS No. 123(R) as the “requisite service period.” The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R) and, therefore, no expense has been recorded for the July 2005 options. The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006. On April 1, 2008, the Compensation Committee of the Company’s Board of Directors recommended and the Board approved equity grants and a cash payment to the Company’s CEO as a replacement for 900,000 un-granted stock options due to Mr. Simon under his employment agreement. The Board determined that Mr. Simon should receive the equivalent of the Black-Scholes value of the 900,000 options had they been granted when contractually due pursuant to Mr. Simon’s employment agreement on July 1, 2005, 2006 and 2007, aggregating $12,000 in value. Such amount was split equally whereby (a) 472,671 stock options were granted at an exercise price of $30.35 per share (equal to the closing market price of the stock on April 1, 2008) with a seven-year term that vest annually over four years, (b) 131,796 shares of restricted stock were granted that vest annually over three years and (c) a cash payment of $4,000 was made. The granting of the 900,000 stock options to Mr. Simon had been deferred due in part to the lack of shares available and in part pending the completion of a study on the appropriate manner of settling these awards. During fiscal year 2006 and in subsequent periods, the Company accrued amounts related to the July 1, 2006 un-granted options as required under SFAS No. 123(R). The Company had recognized $3,135 of compensation expense through the period ended March 31, 2008, which was reversed in the quarter ended June 30, 2008 as a result of the aforementioned replacement award.

Our CEO was granted options to purchase 125,000 shares of common stock at $4.8125 per share on June 30, 1997, pending approval of an increase in the number of shares available for grant (approved by shareholders on December 9, 1997). We incurred a straight line non-cash compensation charge of $46 annually over the ten-year vesting period ended June 30, 2007 based on the excess ($0.5 million) of the market value of the stock options ($8.50 per share) on December 9, 1997 over the $4.8125 per share market value on the date of grant.

A summary of our stock option plans’ activity for the three years ended June 30, 2008 follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding July 1, 2005	8,150,454	$18.37
Exercised	(1,009,099)	15.16
Cancelled	(34,300)	22.54

Options outstanding June 30, 2006	7,107,055	18.76
Exercised	(1,102,518)	16.71
Cancelled	(249,133)	24.43

Options outstanding June 30, 2007	5,755,404	18.91
Granted	590,839	30.35
Exercised	(223,425)	10.86
Cancelled and expired	(28,597)	17.01

Options outstanding June 30, 2008	6,094,221	21.55	4.18	$26,808

Options exercisable at June 30, 2008	5,503,382	$20.60	3.90	$26,808

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the year ended June 30, 2008 and the exercise price) that would have been received by the option holders had all options been exercised on June 30, 2008. This value will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $4.4 million during the year ended June 30, 2008, $12.0 million during the year ended June 30, 2007 and $7.5 million during the year ended June 30, 2006. During fiscal year 2008, the cash received from stock option exercises was $2.4 million. The tax benefit expected to be realized from the tax deductions for stock option exercises totaled $0.4 million for the year ended June 30, 2008 and is reflected as a component of shareholders’ equity in the consolidated balance sheet.

The average fair value of options granted was $8.46 per share during the year ended June 30, 2008. The fair value was estimated using the Black-Sholes option pricing model based on the weighted average assumptions of:

Risk-free rate	3.11%
Expected volatility	25.54%
Expected life	4.75 years
Dividend yield	0.0%

Restricted stock

Awards of restricted stock may be either grants of restricted stock or restricted stock units that are issued at no cost to the recipient. For restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock grants typically have been made with vesting over a three-year period beginning on the date of grant. For restricted stock units, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a three-year period. The compensation cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service condition is recognized on a straight-line basis over the vesting term.

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at June 30, 2008 and activities during Fiscal 2008 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2007	—	—

Granted	417,829	$30.14
Forfeited	(8,825)	$30.23

Non-vested restricted stock and units – June 30, 2008	409,004	$30.14

The total fair value of restricted stock and restricted stock units granted during the year ended June 30, 2008 was $12.6 million. There were no awards of restricted stock or restricted stock units during the year ended June 30, 2007. Compensation expense related to restricted stock awards of $1.0 million is included in selling, general and administrative expenses for the year ended June 30, 2008.

At June 30, 2008, $10.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.8 years.

In accordance with the terms of the employment agreement with our CEO, on February 24, 2004 we granted 150,000 shares of restricted common stock to our CEO. On the grant date, the market value of our common stock was $20.90 per share and, therefore, the total market value of the grant approximated $3.1 million. These shares vested ratably from the date of grant through expiration of the employment agreement on June 30, 2007. For the years ended June 30, 2007 and 2006, approximately $0.9 million and $0.9 million of compensation expense, respectively, are included in general and administrative expenses.

There were 8,001,076 shares of Common Stock reserved for future issuance in connection with stock based awards as of June 30, 2008.

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

On June 30, 2006, the Company made an investment in Halo, Purely for Pets, Inc. (“Halo”), a company specializing in natural and organic pet food and pet products. The investment consisted of $1.6 million for which the Company received a 33.6% non-controlling interest in the joint venture. In September 2007, the Company disposed of this investment for approximately $1.7 million.

On August 2, 2007, the Company sold 50% its interest in a Belgium-based rice cakes manufacturing joint venture which it entered into at the beginning of fiscal 2007 for which the Company received approximately €1.8 million (approximately $2.4 million) in cash.

16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases

Our corporate headquarters is located in approximately 35,000 square feet of leased office space in Melville, New York, under a lease which expires in December 2012. In addition, the Company leases manufacturing and warehouse space under leases which expire through 2014. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2008, are as follows:

2009	$8,497
2010	6,820
2011	6,111
2012	4,739
2013	1,496
Thereafter	343

$28,006

Rent expense charged to operations for the years ended June 30, 2008, 2007 and 2006 was approximately $8.9 million, $7.1 million and $5.4 million, respectively.

Defined Contribution Plans

We have a 401(k) Employee Retirement Plan (“Plan”) to provide retirement benefits for eligible employees. All full-time employees of Hain and our wholly-owned domestic subsidiaries that have attained the age of 21 are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2008, 2007 and 2006, we made contributions to the Plan of $0.4 million, $0.4 million and $0.3 million, respectively.

Our subsidiary, Hain Celestial Canada ULC, has its own separate Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Hain Celestial Canada who meet eligibility requirements may participate in that plan.

Foreign Exchange Risk Management

We have no involvement with derivative financial instruments and do not use them for trading purposes. We may enter into foreign currency options or forward exchange contracts to hedge certain foreign currency transactions. The intent of this practice would be to minimize the impact of foreign exchange rate movements on our operating results. As of June 30, 2008, we had no outstanding forward exchange contracts.

During the year ended June 30, 2008 we realized approximately $2.3 million of foreign currency gains.

17. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the ordinary conduct of our business.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The two actions were consolidated by a Court Order dated March 3, 2008. In the consolidated complaint served on April 18, 2008, the defendant’s time to respond to the consolidated complaint has been extended, with the understanding that a date for such response will be set at a conference with the Court scheduled for October 22, 2008.

Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

On June 15, 2007 the Company announced that it had been informed by the SEC that it was conducting an informal inquiry into its stock option practices. The Company is cooperating with the SEC’s investigation.

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

The Company’s sales by product category are as follows:

	2008	2007	2006
Grocery	$533,983	$462,310	$376,518
Snacks	99,807	96,567	96,243
Tea	93,083	91,539	100,918
Personal care	117,218	93,978	47,074
Protein	90,581	34,692	31,184
Other	121,699	121,346	86,620

	$1,056,371	$900,432	$738,557

The “other” category in the above table includes, but is not limited to, sales in such product categories as, meat alternative products and fresh prepared foods. Sales of each of these categories were less than 10% of total sales in each year.

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

Years ended June 30,	2008	2007	2006
Net sales:
United States	$824,079	$676,505	$595,754
Canada (1)	52,106	57,850	51,408
Europe	180,186	166,077	91,395

	$1,056,371	$900,432	$738,557

Earnings before income taxes:
United States	$51,068	$52,721	$45,890
Canada	9,652	7,608	5,701
Europe	4,725	16,763	7,555

	$65,445	$77,092	$59,146

(1) Includes $13,366 for the year ended June 30, 2007 and $13,965 for the year ended June 30, 2006 of sales made directly to customers in the United States, which for the year ended June 30, 2008 are now recorded in the United States.

As of June 30,	2008	2007
Long-lived assets:
United States	$714,383	$619,451
Canada	60,512	60,491
Europe	91,448	62,510

	$866,343	$742,452

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2008 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc.’s (the “Company”) and Subsidiaries internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 of the Company and our report dated August 28, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Melville, New York

August 28, 2008

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10, “Directors, Executive Officers and Corporate Governance of the Registrant,” Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Item  14, “Principal Accountant Fees and Services” have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of the directors. This information in such Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—June 30, 2008 and 2007

Consolidated Statements of Income—Years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity—Years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years ended June 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedules

Valuation and Qualifying Accounts (Schedule II)

(3) List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

4.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

4.5	2000 Directors Stock Option Plan (incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.5.1	Amendment No. 1 to 2000 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-111881) filed with the Commission on January 13, 2004).

4.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-140180) filed with the Commission on January 24, 2007.

4.7	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.1.1	Amendment No. 1 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Commission on May 12, 2008).

10.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.3	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.5	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.6	Description of compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2008).

10.7	Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.8	Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.9	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.10	Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.11	Form of Restricted Stock Agreement with Mitchell Ring under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.12	Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.13	License Agreement, dated as of July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 19, 2008).

21.1(a)	Subsidiaries of Registrant.

23.1(a)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a - Filed herewith

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe		Deductions - describe	Balance of end of period
Year Ended June 30, 2008 Deducted from asset accounts:
Allowance for doubtful accounts	$2,371	$701	$20	(1)	$1,024	$2,068
Year Ended June 30, 2007 Deducted from asset accounts:
Allowance for doubtful accounts	$2,104	$248	$19	(1)	$—	$2,371
Year Ended June 30, 2006 Deducted from asset accounts:
Allowance for doubtful accounts	$2,074	$30	$—		$—	$2,104

(1)	Allowance for doubtful accounts at dates of acquisitions of acquired brands.

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

Date: August 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	August 29, 2008

/s/ Ira J. Lamel Ira J. Lamel	Executive Vice President and Chief Financial Officer	August 29, 2008

/s/ Michael J. Speiller Michael J. Speiller	Vice President-Finance and Chief Accounting Officer	August 29, 2008

/s/ Barry J. Alperin Barry J. Alperin	Director	August 29, 2008

/s/ Richard C. Berke Richard C. Berke	Director	August 29, 2008

/s/ Beth L. Bronner Beth L. Bronner	Director	August 29, 2008

Jack Futterman	Director	August 29, 2008

/s/ Daniel R. Glickman Daniel R. Glickman	Director	August 29, 2008

/s/ Marina Hahn Marina Hahn	Director	August 29, 2008

/s/ Andrew R. Heyer Andrew R. Heyer	Director	August 29, 2008

/s/ Roger Meltzer Roger Meltzer	Director	August 29, 2008

/s/ Lewis D. Schiliro Lewis D. Schiliro	Director	August 29, 2008

/s/ Larry S. Zilavy Larry S. Zilavy	Director	August 29, 2008