Form 10-K/A
period 2008-06-30
HAIN CELESTIAL GROUP INC
filed 2008-10-28
CIK 910406

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference: None

Explanatory Note

The undersigned registrant hereby amends the Form 10-K originally filed on August 29, 2008 (the “Form 10-K”) in order to incorporate items 10 through 14, which were omitted from the Form 10-K. Except as provided in the items below, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K. Investors should rely on the Form 10-K and amendments thereto for information regarding the fiscal year ended June 30, 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Listed below are the Company’s directors whose terms expire at the next annual meeting of stockholders.

Name	Position with the Company	Age	Director Since
Irwin D. Simon	Chairman of the Board, President and Chief Executive Officer	50	1993
Barry J. Alperin	Director	68	2004
Richard C. Berke	Director	63	2007
Beth L. Bronner	Director	57	1993
Jack Futterman	Director	75	1996
Daniel R. Glickman	Director	63	2002
Marina Hahn	Director	51	2000
Andrew R. Heyer	Director	51	1993
Roger Meltzer	Director	57	2000
Lewis D. Schiliro	Director	58	2004
Lawrence S. Zilavy	Director	57	2002

Irwin D. Simon, President, Chief Executive Officer and Chairman of the Board, Age 50

Irwin D. Simon has been our President and Chief Executive Officer and a director since our inception and is our founder. Mr. Simon was appointed Chairman of the Board of Directors in April 2000. Previously, Mr. Simon was employed in various marketing capacities at Slim-Fast Foods Company and The Haagen-Dazs Company, a division of Grand Metropolitan, plc. Mr. Simon serves as a lead director of Jarden Corporation, an independent non-executive director of Yeo Hiap Seng Limited and as a director of several privately-held companies. Mr. Simon is the past chapter chairman of YPO—Gotham Chapter, New York City.

Barry J. Alperin, Age 68

Barry J. Alperin has been a director since February 2004 and is the chairperson of our Corporate Governance and Nominating Committee. Mr. Alperin, a consultant, has been a director of Henry Schein, Inc., a provider of healthcare products and services to office-based practitioners in North America and Europe, since May 1996. He served as Vice Chairman of Hasbro, Inc. from 1990 through July 1995 and as Co-Chief Operating Officer of Hasbro, Inc. from 1989 through 1990. He also has served, since 2004, as a director of the general partner of K’Sea Transportation Partners, LP.

Richard C. Berke, Age 63

Richard C. Berke has been a director since April 2007 and is the chairperson of our Compensation Committee. Mr. Berke is currently Vice President, Human Resources for Broadridge Financial Solutions, Inc. Since January 1989, Mr. Berke served as Corporate Vice President of Human Resources with Automatic Data Processing, Inc. until its spin-off of ADP Brokerage Services Group, which is now known as Broadridge. He held the position of President of ADP’s Benefits Services Division from January 1995 through December 1995. Mr. Berke also serves on the Wharton Board on Executive Education of the University of Pennsylvania.

Beth L. Bronner, Age 57

Beth L. Bronner has been a director since November 1993. Ms. Bronner is currently a Managing Director of Mistral Equity Partners. Ms. Bronner served as Senior Vice President and Chief Marketing Officer for Jim Beam Brands Worldwide, Inc., from

September 2003 to July 2006. From May 2001 to September 2003, Ms. Bronner served as a private consultant and president of a private realty company. Ms. Bronner also serves as a director of Assurant, Inc. (formerly Fortis, Inc.).

Jack Futterman, Age 75

Jack Futterman has been a director since December 1996. Mr. Futterman served as Chairman and Chief Executive Officer of Party City Stores, Inc. from June 1999 through December 1999. Mr. Futterman retired as Chairman and Chief Executive Officer of Pathmark Stores, Inc. in March 1996. He joined Pathmark in 1973 as Vice President of its Drugstore and General Merchandise Divisions and occupied a number of positions before becoming Chairman and Chief Executive Officer. Mr. Futterman is a registered pharmacist and former Chairman of the National Association of Chain Drugstores.

Daniel R. Glickman, Age 63

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

Marina Hahn, Age 51

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

Andrew R. Heyer, Age 51

Andrew R. Heyer has been a director since November 1993. Mr. Heyer is the Chief Executive Officer and a Managing Director of Mistral Equity Partners, a private equity fund. Formerly he was a Managing Partner of Trimaran Capital Partners, L.L.C., and a member of the Investment Committee of Trimaran Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C. Until February, 2006, Mr. Heyer was also a Vice Chairman of CIBC World Markets Corp. and co-head of CIBC Argosy Merchant Banking Funds (Fund I). Prior to joining CIBC World Market Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Mr. Heyer serves as a director of El Pollo Loco, Inc. and Las Vegas Sands Corp., and also serves as a director of several privately-held companies. Mr. Heyer also serves as a member of the Board of Trustees of the University of Pennsylvania and as Chairman of the Board of Overseers of the University of Pennsylvania School of Social Policy and Practice.

Roger Meltzer, Age 57

Roger Meltzer has been a director since December 2000. In February 2007, Mr. Meltzer joined the law firm of DLA Piper LLP (US) as a partner and Global Chair of the Corporate and Finance practice, where he practices corporate law. Prior to February 2007, he was a partner and a member of the executive committee of the law firm of Cahill Gordon & Reindel LLP. DLA Piper LLP (US) currently represents us in various matters.

Lewis D. Schiliro, Age 58

Lewis D. Schiliro has been a director since February 2004. Mr. Schiliro is currently Senior Vice President, AIG World Investigative Resources, Inc. Prior to that, he was a Managing Partner with Freeh Group International, a legal and business consulting firm in Wilmington, Delaware. In December 2005, Mr. Schiliro was appointed the Director of Inter-Agency Preparedness for the Metropolitan Transportation Authority in New York. In April 2005, Mr. Schiliro retired as Senior Executive Vice President of MBNA America. Prior to joining MBNA in 2000, Mr. Schiliro spent 25 years with the Federal Bureau of Investigation (FBI) in New York. In 1998, Mr. Schiliro was appointed the Assistant Director in Charge of the FBI’s New York office. Mr. Schiliro has taught courses as an adjunct professor at both the University of Delaware and Wilmington College, and is an attorney admitted to practice in New York, Washington, D.C. and before the Federal courts.

Lawrence S. Zilavy, Age 57

Lawrence S. Zilavy has been a director since November 2002 and is the chairperson of our Audit Committee. Mr. Zilavy has served as Senior Vice President of Barnes & Noble College Booksellers, Inc. since May 2006. Mr. Zilavy was Executive Vice President, Corporate Finance and Strategic Planning for Barnes & Noble, Inc. from May 2003 to November 2004 and was Chief Financial Officer of Barnes & Noble, Inc. from June 2002 through April 2003. Mr. Zilavy is a director of GameStop Corp., Barnes & Noble, Inc. and the non-profit Community Resource Exchange.

Committees of the Board

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. All committee members are independent under the listing standards of the NASDAQ Global Select Market. The Board of Directors has adopted a written charter for each of these committees, a current copy of which is available on our website at www.hain-celestial.com under Investor Relations. The members of the committees are identified in the table below.

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Irwin D. Simon	—	—	—
Barry J. Alperin	✓	—	Chair
Richard C. Berke	—	Chair	—
Beth L. Bronner	—	—	✓
Jack Futterman	✓	✓	—
Daniel R. Glickman	—	—	✓
Marina Hahn	—	—	✓
Andrew R. Heyer	✓	—	—
Roger Meltzer	—	—	—
Lewis D. Schiliro	—	✓	—
Lawrence S. Zilavy	Chair	—	—

Audit Committee. The Audit Committee’s principal duties include appointing, retaining and terminating our registered independent accountants, evaluating the independence of the registered independent accountants, including whether they provide any consulting services to us, reviewing with the registered independent accountants their report as well as making any recommendations with respect to our financial statements, accounting policies, procedures and internal controls. In addition, the Audit Committee is charged with determining whether there are any conflicts of interest in financial or business matters between us and any of our officers or employees. The Audit Committee also functions as the “qualified legal compliance committee,” as defined under applicable SEC rules and regulations.

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

Compensation Committee. Our Compensation Committee consists of three directors, each of whom is “independent” as defined by the listing standards of the NASDAQ Global Select Market and is not an officer or employee of the Company. The Compensation Committee’s duties include reviewing our compensation strategy on an annual basis to ensure that such strategy supports our objectives and stockholder interests and that executive officers are rewarded in a manner consistent with such strategy. The Compensation Committee is also responsible for administering our employee stock option plans, reviewing and approving corporate goals and financial objectives relevant to executive officer compensation, evaluating the performance of the executive officers in light of these goals and objectives and making recommendations to the Board regarding the compensation of our executive officers.

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

Code of Ethics

The Company has adopted a “Code of Ethics” as defined in the regulations of the SEC. This code applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer and is available on our website at www.hain-celestial.com.

Executive Officers

The following information describes the background and business experience of our executive officers other than Mr. Simon.

Ira J. Lamel, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary, Age 61

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

John Carroll, Executive Vice President and Chief Executive Officer—Hain Celestial United States, Age 48

Mr. Carroll was appointed Chief Executive Officer—Hain Celestial United States in May, 2008. He assumed the positions of Executive Vice President—Melville Businesses on February 10, 2004, President of Grocery and Frozen on July 1, 2004, President of Grocery and Snacks on September 12, 2005 and President of Personal Care on August 22, 2006. Prior to his employment with the Company, from April 2003 through July 2003, Mr. Carroll served as a consultant to the Company, providing due diligence services with respect to potential acquisitions. Prior to his consulting, Mr. Carroll was Managing Director, Heinz Frozen Foods at the H. J. Heinz Company, where he served in positions of increasing responsibility from 1995 until 2003.

Michael J. Speiller, Vice President and Chief Accounting Officer, Age 54

Mr. Speiller was appointed Vice President and Chief Accounting Officer on April 1, 2008. He commenced his employment with the Company in October 2006 as Vice President—Finance. Prior to his employment with the Company, Mr. Speiller served as Vice President and Controller of Systemax Inc. since 1998. Mr. Speiller is a Certified Public Accountant in New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership and changes in such ownership with the SEC. Executive officers, directors and greater than 10% stockholders are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during the fiscal year ended June 30, 2008, except for: (i) one late filing by each of Barry J. Alperin, Roger Meltzer and Lawrence S. Zilavy relating to the amendment of the exercise price of certain outstanding options, which in this instance the Company had undertaken to file on the directors’ behalf and which was accepted for filing by the SEC’s EDGAR system at the beginning of the day immediately following the due date; (ii) one late filing by Marina Hahn relating to one option exercise transaction; and (iii) one late filing by Beth Bronner disclosing an option grant that was not previously disclosed although the exercise of such option and sale of the underlying securities had been disclosed in a Form 4 dated May 15, 2007.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This section is intended to provide in-depth descriptions of the principal features of our executive compensation programs. Please refer to the tables and text that immediately follow this section for more specific details.

Overview

Our Compensation Committee is responsible for establishing and administering policies governing the compensation of our named executive officers, who we refer to as our “NEOs”:

•	Irwin D. Simon, our Chairman, President and Chief Executive Officer

•	Ira J. Lamel, our Executive Vice President and Chief Financial Officer

•	John Carroll, our Executive Vice President and Chief Executive Officer—Hain Celestial United States

•	Michael J. Speiller, our Vice President and Chief Accounting Officer

Compensation Committee Initiatives

During fiscal year 2008, the Compensation Committee addressed the following initiatives:

•	Satisfying our contractual obligation to our CEO with respect to the grant of 300,000 options which he was entitled to receive on each of July 1, 2005, 2006 and 2007 but were never granted;

•	Provide equity grants to the other NEOs and other key employees; and

•	Commence work on developing a performance-based equity plan that would align performance and rewards to NEOs and other key employees with long-term stockholder interest.

Our compensation program is comprised of the following elements:

•	base salary;

•	annual cash incentives;

•	long-term, equity-based incentives;

•	other compensation (including perquisites) and employee benefits generally available to all of our employees; and

•	severance and change in control agreements.

The current compensation program for our NEOs does not contemplate cash bonuses other than the annual cash incentives described below, nor does it include any deferred compensation plans. Although in prior years discretionary cash bonuses were awarded to NEOs, the Compensation Committee has adopted a more structured approach to determining the annual cash incentives for our NEOs. The Compensation Committee maintains authority to issue discretionary bonus awards where circumstances indicate that such awards are warranted.

We believe that a significant portion of our NEO compensation should be dependent on the continued growth and success of our Company so that our NEOs have even stronger motivation to work towards the long-term interests of our stockholders. As a result, we continuously work to focus our NEO compensation on equity and cash compensation that is not awarded until and unless various performance goals are met.

Objectives of Our Compensation Program

The primary objectives of our executive compensation program are to:

•	Attract and retain qualified executives who will provide strong, competitive leadership in the natural and organic food and personal care products industry;

•	Structure executive compensation in a manner that promotes our strategic, financial and operating performance objectives; and

•	Align the interests of our executives with the interests of our stockholders.

Our compensation elements are designed to achieve the objectives set forth above as follows:

•	Base salary and benefits are designed to attract and retain executives by providing regular and continued payments that are appropriate to their position, experience and responsibilities.

•

Annual performance-based cash awards are designed to focus our executives on pre-set objectives each year and drive specific performance needed to foster short-term and long-term growth and profitability.

•	Long-term equity-based incentives are designed to align our executives’ interest with those of our stockholders.

•

Severance and change-in-control plans are designed to neutralize the potential conflict of our key executives when faced with a potential change in control or other possible termination situation and to facilitate our ability to attract and retain executives as we compete for talented individuals in a marketplace where such protections are commonly offered.

For each NEO, the Compensation Committee members determine each component of compensation based on their collective assessment of the officer’s performance. At the Compensation Committee’s request, our CEO discusses the performance of the other NEOs, but the other NEOs do not have any input into executive compensation decisions. The Compensation Committee gives considerable weight to the CEO’s evaluation of the other NEOs because of his direct knowledge of each officer’s performance and contributions. Mr. Speiller was not appointed an executive officer until the last quarter of fiscal year 2008 and, therefore, the Compensation Committee did not review his compensation for fiscal year 2008.

Compensation Consultant and Benchmarking

During fiscal year 2008, our Compensation Committee engaged Towers Perrin to be its external advisor, reporting only to the Compensation Committee. The Compensation Committee asked Towers Perrin to review the competitiveness of our overall compensation program and to provide guidance with respect to any modifications to our compensation programs. In order to examine the competitiveness of our overall compensation program, Towers Perrin compared the total direct compensation, which consists of cash, incentive cash compensation and equity compensation, but does not include benefits and perquisites, of our NEOs during fiscal year 2007 to published survey data of comparable companies in the food and beverage industry and general industry taken from the Towers Perrin CDB Executive Compensation Survey (2007). The process for choosing the companies used in the Towers Perrin analysis report was based on the following screening criteria: revenues, total assets, market capitalization, comparability to our business and whether they are in the branded food and beverage business. The resulting companies were as follows:

• B&G Foods, Inc.	• McCormick & Co. Inc.
• Corn Products International Inc.	• Ralcorp Holdings Inc.
• Flowers Foods Inc.	• Reddy Ice Holdings Inc.
• Green Mountain Coffee Roasters, Inc.	• Seneca Foods Corp.
• Hansen Natural Corp.	• Smucker JM Co.
• Imperial Sugar Co.	• Tootsie Roll Industries Inc.
• J&J Snack Foods Corp.	• Treehouse Foods, Inc.
• Lance Inc.	• United Natural Foods Inc.

Although the Compensation Committee reviewed the Towers Perrin report for the purpose of confirming that our compensation practices are generally in line with companies who compete with us for executive talent, the Committee did not set our executive compensation with reference to any particular percentile of our peer group compensation, or with an eye towards “matching” any particular element or mix of elements. Our Compensation Committee is evaluating ways to improve our compensation programs and is developing a plan for multi-year performance-based equity awards.

Base Salary

The base salary component of our compensation program is intended to attract and retain top executive talent by fairly compensating our NEOs according to their job responsibilities and professional experience. The salary ranges for each of our executive positions are based on appropriate external comparisons and internal responsibilities.

Our CEO, who founded our Company in 1993 as an early leader in our industry, continues to be a prominent leader in the natural and organic products industry. He brings a creative vision to his position, as well as relationships with customers and suppliers, not easily found elsewhere in the natural and organic products industry. We believe that our CEO’s salary is appropriate given his leadership position and in view of his years of dedication to the Company during which he has made significant contributions to the Company’s growth and success. In addition, his salary is subject to an existing employment agreement.

Base salaries for our NEOs are generally reviewed annually and are subject to annual increase at the discretion of the Compensation Committee. In reviewing base salaries, the Compensation Committee considers each NEO’s:

•	past performance,

•	scope and nature of responsibilities,

•	experience,

•	expected future contributions,

•	base salary in comparison to our other employees (including the other NEO’s base salary as a percentage of the CEO’s base salary), and

•	achievement of corporate and individual performance goals.

For fiscal year 2008, the Compensation Committee recommended, and the Board of Directors approved, that Mr. Simon should receive a 6.0% increase in base salary from his fiscal year 2007 base salary and that Mr. Lamel should receive a 5.0% increase in his base salary due to exceptional performance in the prior year; these increases were in the range of all percentage increases awarded to all other employees. Mr. Carroll received an increase in base salary of 14.6%, which was established by the Compensation Committee based upon the recommendation of the CEO in light of exceptional performance in the prior year and increased responsibilities assigned to Mr. Carroll, including his leadership role with respect to personal care.

Annual Cash Incentives

Annual cash incentive compensation is designed to motivate our executive officers to achieve annual financial and other goals based on our strategic, financial and operating performance objectives, consistent with our emphasis on maintaining a performance-based compensation program. In prior periods, consistent with our CEO’s employment agreement, the Compensation Committee established performance objectives based on a set of performance criteria, which were determined annually by the Compensation Committee in consultation with our CEO. In general, such criteria consisted of performance targets such as sales volume; profit; earnings before interest, taxes, depreciation and amortization (EBITDA); acquisitions and their integration. In addition, the Compensation Committee was authorized to grant discretionary bonuses to our CEO. In considering bonus compensation for Messrs.

Lamel and Carroll, many of the same performance criteria used to determine the annual cash incentive compensation for our CEO were used to determine such bonuses.

For fiscal year 2008, the Compensation Committee adopted a more structured approach for determining the annual cash incentives for all of our NEOs. To this end, the Compensation Committee adopted annual performance measures for each of the NEOs, other than Mr. Speiller, in accordance with their responsibilities for our overall corporate performance and, with respect to Mr. Carroll, the performance of the reporting units he manages. There are multiple performance measures and each measure is assigned a weight expressed in points and each point is assigned a dollar value. For each performance measure, the Compensation Committee has approved a threshold, target and maximum goal. The “threshold” goal is generally the lowest performance rating that would result in the NEO receiving any incentive compensation for that element for that year, and generally results in a commensurately lower payment. However, the Compensation Committee, in its discretion, may award some points for performance criteria below the threshold goal. Each performance measure is assigned a percentage of the total maximum bonus as a cap for that performance measure; the maximum aggregate incentive payment our CEO may receive is capped at 200% of his annual base salary, as provided in his employment agreement. Messrs. Lamel and Carroll are each capped at 100% of his annual base salary. Mr. Speiller was not eligible to participate in this program during the 2008 fiscal year because he had not yet been appointed an executive officer.

The performance measures adopted by the Compensation Committee included targeted financial measures, including targets for the achievement of levels of revenue, earnings per share, gross margins, EBITDA, and the development of a financial plan for fiscal year 2009 with targeted levels of improvement over fiscal year 2008. Additional performance measures were adopted for acquisition activity and the development of strategic initiatives, including continued strengthening of the management team and succession planning.

The performance objectives together with the number of points assigned for each objective established for Messrs. Simon and Lamel for fiscal year 2008 were:

	Stated Goal	Points	Threshold	Target	Maximum
FINANCIAL MEASURES
	Revenue	100	+2.5%	+ 10% -15%	+25%
	Diluted Earnings Per Share - adjusted	100	+7.5%	+ 17.5% - 22.5%	+25%
	Gross Margin -adjusted	100	Maintain Gross Margin flat	+25 basis points	+50 basis points
	EBITDA - adjusted	100	+5%	+ 10%	+15%
	FY09 Plan: Deliver a Plan for the next fiscal year with improvements as indicated.	100	Revenue: +5.0% EPS: +5.0%	Revenue: +7.5% EPS: +7.5%	Revenue: +10.0% EPS: +10.0%
	POINT TOTAL	500
STRATEGIC DIRECTION
	Expansion of the Company’s participation in strategic new categories	50
	Expansion of the geographies in which the Company operates	100
	Acquisitions	50
	Business Rationalization	50
	Consolidation	50
	POINT TOTAL	300
LEADERSHIP
	Hire and develop senior management	100
	Succession Planning	100
	POINT TOTAL	200
	TOTAL OF ALL POINTS	1000

Mr. Carroll has an annual cash incentive plan that is similarly structured. His performance measures were written and approved by Mr. Simon using his own financial, strategic direction and leadership goals serving as a guideline on both target performance and relative weighting of such performance measures. The performance measures and their weights are as follows:

•	Financial Measures (50% of points) – revenue, operating income and gross margin with respect to the reporting units Mr. Carroll manages, earnings per share and FY09 plan.

•	Strategic Direction Measures (30% of points) – development and execution of strategic direction measures designed to improve productivity initiatives and the Company’s long-term financial strength.

•	Leadership Measures (20% of points) – hire and develop management team.

Generally, during the first quarter following the completion of each fiscal year, the Compensation Committee evaluates each participating NEO’s performance against the pre-set performance measures to determine the amount of the NEO’s annual cash incentive for the prior fiscal year. The results of this evaluation are shared with the full Board of Directors for their final approval. Although the arrangements described above form a framework for incentive payments, the Compensation Committee retains complete discretion over the final payment, including authority to award no payments even if all targets are met; however, the Committee does not have authority to grant awards under this annual incentive plan in excess of the applicable cap. Annual cash incentive awards for the fiscal year ended June 30, 2008 for the NEOs have not yet been determined while the Compensation Committee continues to evaluate the performance of each NEO as compared to the performance measures established for the fiscal year.

Long-term Incentive Program

Historically, our principal method for long-term incentive compensation was stock option grants under our Amended and Restated 2002 Long Term Incentive and Stock Award Plan (the “2002 Plan”). We believe that equity grants serve our compensation objectives by linking the compensation of our key employees to our long-term growth and prosperity, since the value of equity awards will increase or decrease with the value of our common stock.

We did not grant equity compensation in fiscal years 2006 and 2007 in part due to insufficient shares available for grant under the 2002 Plan. In addition, during that time we conducted a comprehensive review of our compensation policies, including a review of long-term non-cash incentives to ensure that they are competitive and appropriately linked to our long-term success and the creation of stockholder value. The implementation of any equity compensation plan was further delayed due to the review by a group of independent directors of our stock option practices. As previously mentioned, the Compensation Committee is currently working with Towers Perrin to develop a long-term incentive plan that is attractive to key employees while serving the interests of our stockholders.

On September 21, 2006, our Board of Directors approved revised approval procedures for equity grants. Pursuant to those procedures:

•	The Compensation Committee had to recommend all equity grants to the full Board for approval.

•	All option grants were required to have an exercise price equal to the closing price of our stock on the date of the Board’s approval of the grant.

Following completion of the stock option review, on January 29, 2008, our Board further refined our equity compensation procedures as follows:

•	All equity awards other than new hire grants will generally be considered by the Compensation Committee and the Board of Directors annually following each fiscal year end.

•

The Board of Directors has delegated to the Compensation Committee the authority to grant new-hire grants during Committee meetings on a quarterly basis; such options must have an exercise price equal to the closing price of our common stock on the last day of the quarter in which they were granted.

•	Details of recommended grants will be circulated to the Compensation Committee in advance of meeting.

On April 1, 2008, the Compensation Committee recommended, and the Board of Directors approved, at a regularly scheduled meeting, equity grants to our NEOs and other key employees for the first time since August 5, 2004. Mr. Simon presented the Compensation Committee with his recommendations regarding all grants other than his own, but was not present when the Committee considered the grant recommendations and subsequently voted to approve the grants. Although our 2002 Plan permits the grant of options, restricted stock, stock appreciation rights, restricted share units, performance units, dividend equivalents and other share based awards, our 2008 grants consisted only of stock options and restricted stock because we believe that those instruments most closely link our performance with executive compensation.

Grant to Mr. Simon

•

Pursuant to his employment agreement, Mr. Simon was entitled to receive 300,000 options on each of July 1, 2005, 2006 and 2007, but these options were never granted because of a lack of available shares under the 2002 Plan and due to the pending study on the appropriate manner of settling these awards. On April 1, 2008, the Board, based upon the recommendation of the Compensation Committee and consultation with Towers Perrin, determined that Mr. Simon should receive $12 million total value in a mix of equity grants and cash. This amount represented the Black-Scholes value of the options Mr. Simon would have held on April 1, 2008, had he been granted options on the schedule contemplated in his employment agreement. Such amount was split equally such that (a) 472,671 stock options were granted at an exercise price of $30.35 per share (equal to the closing market price on April 1, 2008) with a 7-year term that will vest annually over four years, (b) 131,796 shares of restricted stock were granted that will vest annually over three years and (c) a cash payment of $4 million was made. We split the awards this way because the objectives in providing the April 1st grant were to:

•	Maintain as close a connection as possible to the intent of our CEO’s employment agreement;

•	Minimize the impact of the grant on the number of shares available for grant under the 2002 Plan;

•	Allow for some liquidity due to the passage of time; and

•	Provide for some of the value which would have been earned had the grants been provided at the time stated in the CEO’s employment agreement.

In connection with this determination by the Board, reference was made to the terms of the October 30, 2006 extension to the employment agreement with Mr. Simon under which Mr. Simon agreed that the equity components of future awards would vest under the same terms as awards to other executives and employees, including potential forfeiture should Mr. Simon decide to leave his position with us by virtue of his own decision, despite the provision in Mr. Simon’s employment agreement effective prior to the extension that called for immediate vesting upon grant. The ungranted options to Mr. Simon have been previously disclosed in filings since 2006.

Grants to Messrs. Lamel and Carroll

The Board also determined that Messrs. Lamel and Carroll should each receive an equity grant with a value of $1 million on the April 1, 2008 date of grant. In making this determination, the Compensation Committee asked Towers Perrin to provide guidance on how this long-term incentive value should be delivered and what vehicles should be used. The Committee, in order to maintain as much alignment as possible with the current year component of the equity grant to our CEO, in light of the lapse in time since our last grant to these individuals, determined that the grant should be split equally between two long-term incentive vehicles and consist of:

•	59,084 stock options, vesting in equal annual amounts over four years, with an exercise price set at $30.35 per share (equal to the closing price on the date of grant); and

•	16,474 shares of restricted stock that will vest in equal annual amounts over three years.

The split between the two long-term incentive vehicles served to align the long-term incentives with stockholder interest and provide incentive for the retention of our NEOs.

Grant to Mr. Speiller

In connection with Mr. Speiller’s appointment as Chief Accounting Officer, he was granted 7,000 shares of restricted stock that will vest in equal amounts over three years. Mr. Speiller received restricted stock with a three-year vesting period to be consistent with the grants made to other key employees.

Other Compensation

Our NEOs are eligible for the same level and offering of benefits that we make available to other employees, including our 401(k) plan, health care, dental and vision plans, life insurance plans, and other employee benefit programs. In addition to the standard benefits offered to other employees, we provide Mr. Simon with a Medical Reimbursement Plan, which reimburses any expenses for health, prescription, dental and vision not covered by our insurance plan that are incurred by him and his dependents. In addition, we reimburse Mr. Simon for a portion of the premium associated with his life insurance policy in accordance with his employment agreement. For additional information regarding other compensation, see the Summary Compensation Table, page 11.

We do not have any defined benefit pension or retirement plans.

Perquisites and Other Benefits

We provide NEOs with perquisites and other benefits that we believe are reasonable and consistent with our overall executive compensation program. The costs of these benefits constitute only a small portion of each NEO’s total compensation. We offer perquisites and other benefits that we believe to be competitive with benefits offered by companies with whom we compete for talent for purposes of recruitment and retention. For additional information regarding perquisites and other benefits, see the Summary Compensation Table, page 11.

Employment Agreement – Irwin D. Simon

We entered into an employment agreement with Mr. Simon, our President and CEO, which was effective from July 1, 2003 through June 30, 2007. The agreement provided for a minimum annual base salary of $875,000 for the fiscal year ended June 30, 2005, $950,000 for the fiscal year ended June 30, 2006 and $1,050,000 for the fiscal year ended June 30, 2007. The Compensation Committee increased Mr. Simon’s base salary for the fiscal year ended June 30, 2005 to $980,000, and to $1,100,000 for the fiscal year ended June 30, 2006, in each case, based on Mr. Simon’s prior year’s performance. Mr. Simon’s employment agreement also provided for an annual bonus ranging from 0% to 150% of his annual base salary upon the achievement of sales and profitability objectives to be determined by the Compensation Committee. During the term of the agreement, Mr. Simon was entitled to receive an annual grant of options under our 2002 Plan exercisable for 300,000 shares of our common stock at an exercise price equal to the market price on the date of the grant. Pursuant to this employment agreement, during the 2004 fiscal year, Mr. Simon also received an award of 150,000 shares of restricted stock under the 1994 Plan, which vested as of June 30, 2007. After a portion of these shares was withheld for the payment of taxes, Mr. Simon received the remaining 102,417 shares.

On October 30, 2006, the Compensation Committee recommended, and the Board of Directors approved, an extension of Mr. Simon’s employment agreement through June 30, 2009, two years beyond its previously-scheduled expiration. Pursuant to the extension, Mr. Simon receives an annual base salary of $1.25 million per year during the extension period. The Compensation Committee recommended, and the Board of Directors approved, an increase in Mr. Simon’s base salary for the fiscal year ended June 30, 2008 to $1,325,000 based upon Mr. Simon’s performance. In addition, he will have the opportunity to earn an annual bonus of up to 200% of his base salary (based on his and our performance during each fiscal year, as determined by the Board of Directors and/or the Compensation Committee). The extension also provides for Mr. Simon to receive the equity equivalent (based on the then-current long-term incentive plan applicable to other executives, including similar vesting provisions) of 300,000 options to purchase our common stock on July 1, 2007 and 2008, and a bonus of $300,000 upon execution of definitive documentation of the extension. Pursuant to Mr. Simon’s employment agreement and the extension of such agreement, Mr. Simon was entitled to receive 300,000 options on each of July 1, 2005, 2006, 2007, and 2008, but these options were not granted. On April 1, 2008, the Board determined that Mr. Simon should receive the equivalent of the Black-Scholes value of the 900,000 options as of April 1, 2008, had they been granted on July 1, 2005, 2006 and 2007 pursuant to Mr. Simon’s employment agreement. Please refer to “Long-Term Incentive Program” above for more information. We did not grant the 300,000 options owed to Mr. Simon on July 1, 2008 pursuant to his extension, due to continuing discussions between the Compensation Committee and Mr. Simon as to the form of the grant.

Severance Agreements

In the event that Mr. Simon is terminated without cause or he resigns for good reason, which will include resignation upon a change of control, he will be entitled to, among other things, three years’ annual salary and three years’ average annual bonus, all options and other stock awards previously granted, but unvested, shall become fully vested and he will be entitled to the Black-Scholes value of all options contemplated but not yet granted pursuant to the employment agreement. In addition, if his contract is not renewed at the end of its term, Mr. Simon will be entitled to three years’ annual salary and three years’ average annual bonus. Mr. Simon has also agreed not to compete with us for a period of three years after his termination and has agreed to customary provisions regarding confidentiality and proprietary rights. For additional information, see Potential Payments Upon Termination or Change-in-Control, page 14.

We have entered into change of control agreements with Messrs. Lamel and Carroll that provide that in the event that, following a change of control of the company, the surviving corporation takes certain actions, including a termination without cause, diminution in duties or forced relocation, such employee will be entitled to terminate his employment and receive up to three times his annual base salary and annual bonus, up to three years’ benefits continuation, immediate vesting of all outstanding options and other stock awards and reimbursement of certain tax obligations. A copy of the form of these change in control agreements is filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004. For additional information, see Potential Payments Upon Termination or Change-in-Control, page 14.

We have not entered into a change in control agreement with Mr. Speiller. However, Mr. Speiller’s offer letter provides that in the event that he is terminated without cause or a change of control occurs, and in connection with such change of control, he is asked to perform in a unacceptable position or location which results in Mr. Speiller terminating such employment, he will receive (i) twelve months of salary continuation and (ii) immediate vesting of all outstanding options and other stock awards.

The Compensation Committee believes that severance and change-in-control benefits are important for attracting and retaining executive talent and help to ensure that executive officers can remain focused during periods of uncertainty and neutralize the potential conflict of our key executives when faced with a potential change-in-control. These are particularly important in an environment where merger and acquisition activity is high. The severance benefit to our CEO upon non-renewal of his employment agreement is provided for by such agreement. We believe that our change in control benefits are consistent with those maintained by comparable companies.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the materials under the caption “Compensation Discussion and Analysis” included in the Company’s Annual Report on Form 10-K/A and in the Company’s proxy statement with the management of the Company. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2008 and in the Company’s proxy statement.

The Compensation Committee

Richard C. Berke, Chairperson

Jack Futterman

Lewis D. Schiliro

The foregoing Report is not soliciting material, is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Executive Compensation Tables

The following table sets forth the compensation paid by us for services rendered during the fiscal years ended June 30, 2007 and June 30, 2008 to or for the accounts of our named executive officers:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Awards(2)		Option Awards(3)		Non-equity Incentive Plan Compensation(4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compen- sation(6)	Total
Irwin D. Simon	2008	$1,325,000	$4,000,000	(1)	$333,334	(4)	$249,999	(4)	—	—	$52,271	$5,960,604
President, Chief Executive Officer and Chairman of the Board	2007	$1,250,000	—		—		$48,000		$2,500,000	—	$51,133	$3,849,133

Ira J. Lamel	2008	$525,000	—		$99,997		$100,000		—	—	$25,388	$750,385
Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2007	$500,000	$500,000		—		—		—	—	$21,875	$1,021,875

John Carroll	2008	$470,000	—		$41,665		$31,250		—	—	$16,361	$559,276
Executive Vice President and Chief Executive Officer —Hain Celestial United States	2007	$410,000	$410,000		—		—		—	—	$12,506	$832,506

Michael J. Speiller Vice President and Chief Accounting Officer	2008	$266,667	—	(5)	$75,875		—		—	—	$11,475	$354,017

(1)	The $4,000,000 shown in the fiscal year 2008 Bonus column for Mr. Simon represents the cash portion of the determination by the Board of Directors that Mr. Simon should receive the equivalent of the Black Scholes value of the ungranted options. It does not represent either a discretionary or performance-based bonus award. For more information, see “Grant to Mr. Simon” in the Compensation Discussion and Analysis, page 9.
(2)	Stock awards for fiscal year 2008 includes the dollar amount recognized for financial statement reporting purposes with respect to such fiscal year, in accordance with SFAS No. 123(R). Please see Note 14 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for more information.
(3)

Option awards for fiscal year 2008 includes the dollar amount recognized for financial statement reporting purposes with respect to such fiscal year, in accordance with SFAS No. 123(R). For additional information on the assumptions made in the valuation for the current year awards reflected in this column, please see Note 14 to the Consolidated Financial Statements contained in the Company’s Annual Report on

Form 10-K for the fiscal year ended June 30, 2008 for more information.
(3)	Annual cash incentive awards for the fiscal year ended June 30, 2008 for named executive officers have not yet been determined while the Compensation Committee continues to evaluate the performance of each named executive officer as compared to the performance measures established for the fiscal year.
(4)	Pursuant to Mr. Simon’s employment agreement, Mr. Simon was entitled to receive 300,000 options on each of July 1, 2005, 2006 and 2007, but these options were never granted. The ungranted options to Mr. Simon have been previously disclosed in filings since 2006. On April 1, 2008, the Board determined that Mr. Simon should receive the equivalent of the Black-Scholes value of the 900,000 options as of April 1, 2008, had they been granted on July 1, 2005, 2006 and 2007 pursuant to Mr. Simon’s employment agreement, aggregating $12 million in total value. Such amount has been split equally such that (a) 472,671 stock options were granted at an exercise price of $30.35 per share (equal to the closing market price on April 1, 2008) with a 7-year term that will vest annually over 4 years, (b) 131,796 shares of restricted stock were granted that will vest annually over 3 years and (c) a cash payment of $4 million was made.
(5)	Mr. Speiller’s bonus for fiscal year 2008 has not yet been determined.
(6)	The table below details the components of this column:

Name	Year	401(k) Plan Match(1)	Life Insurance Premiums(2)	Car Allowance		Supplemental Medical Benefit Premiums(3)	Perquisites(4)	Total
Irwin D. Simon	2008	$2,325	$3,394	—		$29,340	$17,212	$52,271
	2007	$2,250	$3,394	—		$29,775	$15,714	$51,133

Ira J. Lamel	2008	$3,075	—	—		—	$22,313	$25,388
	2007	$3,000	—	$5,400	(5)	—	$13,475	$21,875

John Carroll	2008	$2,325	—	—		—	$14,036	$16,361
	2007	$2,250	—	$7,000	(5)	—	$3,256	$12,506

Michael J. Speiller	2008	$3,075	—	$8,400		—	—	$11,475

(1)	The Company’s 401(k) match is calculated based upon the plan year, which is a calendar year. The amounts provided for each of the above named executive officers represent a matching contribution by the Company on behalf of such officer under the Company’s 401(k) Plan for the 2007 plan year (January 1, 2007 through December 31, 2007). The Company’s matching contribution has not yet been determined for the 2008 plan year.
(2)	Represents an amount paid by the Company to Mr. Simon as reimbursement for 25% of the total premium for his life insurance policy pursuant to the terms of his employment agreement.
(3)	Represents premiums paid during the fiscal year ended June 30, 2008 on behalf of Irwin Simon for a supplemental medical benefits plan which reimburses Mr. Simon and his dependents for any out-of-pocket medical expenses not covered by the Company’s employee health benefit plans.
(4)	Represents the incremental cost to the Company in connection with its providing each of the above named executive officers with the use of a Company owned vehicle.
(5)	Represents amounts paid to Mr. Lamel (for four months) and Mr. Carroll (for ten months) for car allowances prior to the date on which each were provided with the use of a Company owned vehicle. See footnote (4) above.

2008 Grants of Plan-Based Awards

Grants of Plan-Based Awards

Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Irwin D. Simon	10/01/07	$662,500	$1,325,000	$2,650,000
Ira J. Lamel	10/01/07	$262,500	$525,000	$525,000
John Carroll	10/01/07	$262,500	$470,000	$470,000

(1)	For more information, see Annual Cash Incentives in the Compensation Discussion and Analysis, page [ ]

Outstanding Equity Awards at Fiscal 2008 Year End

The table below shows each grant of stock options that is still unexercised and outstanding as of June 30, 2008.

2008 Outstanding Equity Awards at Fiscal 2008 Year End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Options Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Irwin D. Simon	243,181				$17.625		12/08/08	—		—	—	—
	300,000				$19.5625		5/18/09	—		—	—	—
	600,000				$36.69	(1)	7/31/10	—		—	—	—
	300,000				$25.40	(1)	7/11/11	—		—	—	—
	300,000				$14.25		7/22/12	—		—	—	—
	300,000				$16.24		5/13/13	—		—	—	—
	300,000				$16.53		7/30/14	—		—	—	—
	—	472,671	(2)		$30.35		4/01/15	131,796		$3,094,570	—	—

Ira J. Lamel	125,000				$18.06		10/01/11	—		—	—	—
	75,000				$14.80	(1)	8/13/12	—		—	—	—
	100,000				$16.01		8/05/14	—		—	—	—
	—	59,084	(3)		$30.35		4/01/15	16,474		$386,810

John Carroll	100,000				$16.01		8/05/14
	—	59,084	(3)		$30.35		4/01/15	16,474		$386,810	—	—

Michael J. Speiller	—	—			—		—	7,000	(4)	$164,360	—	—

(1)	The exercise prices of these grants to Mr. Simon and Mr. Lamel have been amended as the result of the review of stock option practices by a group of independent directors. Original exercise prices were as follows: to Mr. Simon 600,000 at $26.625 expiring on July 31, 2010 and 300,000 at $21.40 expiring on July 11, 2011; and to Mr. Lamel 75,000 at $12.13 expiring on August 12, 2012.
(2)

Pursuant to Mr. Simon’s employment agreement, Mr. Simon was entitled to receive 300,000 options on each of July 1, 2005, 2006 and 2007, but these options were never granted. The ungranted options to Mr. Simon have been previously disclosed in filings since 2006. On April 1, 2008, the Board determined that Mr. Simon should receive the equivalent of the Black-Scholes value of the 900,000 options as of April 1, 2008, had they been granted on July 1, 2005, 2006 and 2007 pursuant to Mr. Simon’s employment agreement, aggregating $12 million in total value. Such amount has been split equally such that (a) 472,671 stock options were granted at an exercise price of $30.35 per share (equal to the closing market price on April 1, 2008) with a 7-year term that will vest annually over 4 years, (b) 131,796 shares of restricted stock were granted that will vest annually over 3 years and (c) a cash payment of $4 million was made. The stock options vest in four equal installments on April 1st of 2009, 2010, 2011 and 2012. The restricted stock will vest in three equal installments on April 1st of 2009, 2010 and 2011. In connection with this determination by the Board, Mr. Simon recommended, and the Board agreed, that the equity components of the award would vest under the same terms as awards to other executives and employees at that time, including potential forfeiture should Mr. Simon decide to leave his position with the Company by virtue of his own decision, despite the provision in Mr. Simon’s employment agreement that called for immediate vesting upon grant. The granting of these awards to Mr. Simon had been deferred due in part the lack of available shares and in part pending the completion of a study on the appropriate manner of settling these awards.

(3)

On April 1, 2008, the Board determined that Mr. Lamel and Mr. Carroll should each receive an equity grant with a value of $1 million on the date of grant, to be paid 50% in stock options with a 7-year term that will vest annually over 4 years and 50% in restricted stock that will vest annually over 3 years. Each of Mr. Lamel and Mr. Carroll were granted 59,084 stock options at an exercise price of $30.35 per share (equal to the closing market price on April 1, 2008) with a 7-year term that will vest in four equal installments on April 1st of 2009, 2010, 2011 and 2012, and 16,474 shares of restricted stock that will vest in three equal installments on April 1st of 2009, 2010 and 2011.

(4)	In connection with Mr. Speiller’s appointment as Vice President and Chief Accounting Officer, he was granted 7,000 shares of restricted stock that will vest annually over 3 years in three equal installments on April 1st of 2009, 2010 and 2011.

Fiscal 2008 Option Exercises and Stock Vested

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Irwin D. Simon	125,000	$3,440,938	—	—
Ira J. Lamel	—	—	—	—
John Carroll	—	—	—	—
Michael J. Speiller	—	—	—	—

(1)	Represents the aggregate value realized with respect to all options exercised during the fiscal year ended June 30, 2008. The value realized in connection with each option exercise is calculated as the difference between the per share exercise price of the option and the closing price of the Company’s common stock on the date of exercise, multiplied by the number of shares of common stock for which such option was exercised on that date.

Potential Payments upon Termination or Change-in-Control

We believe that severance and change-in-control benefits are important for attracting and retaining executive talent and help to ensure that executive officers can remain focused during periods of uncertainty and neutralize the potential conflict of our key executives when faced with a potential change-in-control. These are particularly important in an environment where merger and acquisition activity is high. We believe that our change in control benefits are consistent with those maintained by comparable companies.

Irwin D. Simon

In the event that Mr. Simon is terminated without cause or he resigns for good reason, which will include resignation upon a change of control, he will be entitled to: (i) any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination; (ii) three years’ annual salary and three years’ average annual bonus paid to Mr. Simon over the two immediately preceding fiscal years; (iii) all options and other stock awards previously granted, but unvested, shall become fully vested and he will be entitled to the Black-Scholes value of all options contemplated but not yet granted pursuant to the employment agreement and (iv) to continue participation in all of the Company’s medical, dental and vision plans until the third anniversary of his termination. If any payments or benefits to be provided to Mr. Simon in connection with a change in control are subject to the excise tax imposed under Section 4999 of the United States Internal Revenue Code, Mr. Simon is entitled to an additional “gross-up” payment so that the net amount retained by Mr. Simon is equal to such payments and benefits. If Mr. Simon’s employment had terminated on June 30, 2008, without cause or he resigns for good reason or due to a change in control, Mr. Simon would be entitled to severance and other benefits having a value of approximately $11,432,249. Pursuant to Mr. Simon’s employment agreement: (i) a “termination without cause” means any termination of Mr. Simon’s employment other than a termination for cause (termination due to conviction of a felony or crime of moral turpitude or a willful and continued failure to perform material duties) or termination due to disability; (ii) a “termination for good reason” means a termination of his employment by Mr. Simon following a diminution of his position, duties and responsibilities, the removal of Mr. Simon from, or failure to re-elect Mr. Simon as, the Chairman of the Board or as CEO, a reduction in his base salary or a change in control of the Company.

In the event that Mr. Simon’s employment terminates due to death or disability he will be entitled to: (i) any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination; (ii) two years’ annual salary and two years’ average annual bonus paid to Mr. Simon over the two immediately preceding fiscal years; (iii) all options and other stock awards previously granted, but unvested, shall become fully vested and (iv) to continue participation (or his dependents in the case of his death) in all of the Company’s medical, dental and vision plans until the second anniversary of his termination. If Mr. Simon’s employment were to terminate due to his death or disability, Mr. Simon currently would be entitled to severance having a value of approximately $6,850,000.

In the event that Mr. Simon’s employment terminates for cause or not for good reason he will be entitled to any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination, and any amounts which are vested at the time of termination.

If Mr. Simon’s contract is not renewed at the end of its term, Mr. Simon will be entitled to: (i) any base salary earned, but unpaid, for services rendered to the Company prior to the date of termination; (ii) three years’ annual salary and three years’ average annual bonus paid to Mr. Simon over the two immediately preceding fiscal years; (iii) all options and other stock awards previously granted, but unvested, shall become fully vested and (iv) to continue participation in all of the Company’s medical, dental and vision plans until the third anniversary of his termination. In this instance, Mr. Simon would be entitled to receive approximately $10,275,000.

Mr. Simon has also agreed not to compete with us for a period of three years following the termination of his employment and has agreed to customary provisions regarding confidentiality and proprietary rights.

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

If Mr. Lamel’s employment had terminated on June 30, 2008 in accordance with the change in control agreement, Mr. Lamel would have been entitled to severance having a value of approximately $3,152,040. If Mr. Carroll’s employment had terminated on June 30, 2008 in accordance with the change in control agreement, Mr. Carroll would have been entitled to severance having a value of approximately $2,798,688. The amounts in the two preceding sentences do not include the cost of outplacement services.

We have not entered into a change in control agreement with Mr. Speiller. However, Mr. Speiller’s offer letter provides that in the event that he is terminated without cause or a change of control occurs, and in connection with such change of control, he is asked to perform in a unacceptable position or location which results in Mr. Speiller terminating such employment, he will receive (i) twelve months of salary continuation and (ii) immediate vesting of all outstanding options and other stock awards. If Mr. Speiller’s employment had terminated on June 30, 2008 in accordance with his offer letter, Mr. Speiller would have been entitled to severance having a value of approximately $336,464.

Non-employee Director Compensation

Each year, our Board of Directors and the Compensation Committee of the Board review and determine compensation for our non-employee directors. The Compensation Committee and our Board believe that compensation should fairly compensate non-employee directors for work required in a company of our size and scope. Mr. Simon did not receive any compensation for his Board service.

2008 Director Compensation

Name	Fees Earned or Paid in Cash(1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension on Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Barry J. Alperin	$54,500	$6,323	—	—	—	—	$60,823
Richard C. Berke	$50,750	$6,323	—	—	—	—	$57,073
Beth L. Bronner	$53,250	$6,323	—	—	—	—	$59,573
Jack Futterman	$53,250	$6,323	—	—	—	—	$59,573
Daniel R. Glickman	$49,500	$6,323	—	—	—	—	$55,823
Marina Hahn	$49,500	$6,323	—	—	—	—	$55,823
Andrew R. Heyer	$49,500	$6,323	—	—	—	—	$55,823
Roger Meltzer	$49,500	$6,323	—	—	—	—	$55,823
Lewis D. Schiliro	$49,500	$6,323	—	—	—	—	$55,823
Lawrence Zilavy	$50,750	$6,323	—	—	—	—	$57,073

(1)	On April 1, 2008, the Board of Directors determined that each non-employee director will receive cash compensation of $53,000 per annum, effective as of the quarter beginning April 1, 2008. In addition, committee chairs will receive additional cash compensation of $5,000 per annum for their increased responsibilities.
(2)	On April 1, 2008, the Compensation Committee recommended, and the Board of Directors approved, a grant of 2,500 shares of restricted common stock to each of the Company’s directors (other than Mr. Simon). These shares will vest annually over 3 years. The grant date fair value of these awards computed in accordance with SFAS No. 123(R) is $75,875. Please see Note 14 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for more information.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are disclosed on page 3. See “The Compensation Committee.” None of the Compensation Committee members has any relationship required to be disclosed under this caption pursuant to the rules of the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information, as of June 30, 2008, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	6,094,221	$21.55	1,497,851
Equity compensation plans not approved by security holders	None	None	None

Total	6,094,221	$21.55	1,497,851

(1)	Of the 1,497,851 shares available for future issuance under our equity compensation plans, 1,233,351 shares are available for grant under the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and 264,500 shares are available for grant under the 2000 Directors Stock Option Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of October 23, 2008 for (1) each of our directors and each of our executive officers, (2) each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock and (3) all of our directors and executive officers as a group. The information set forth below us based upon information supplied or confirmed by the named individuals.

	Number of Shares	Percentage of Common Stock
Irwin D. Simon(1)(2)	2,786,858	6.9%
Barry J. Alperin(2)(3)	33,000	*
Richard C. Berke(2)(4)	2,500	*
Beth L. Bronner(2)(5)	90,000	*
Jack Futterman(2)(6)	134,500	*
Daniel R. Glickman(2)(7)	58,000	*
Marina Hahn(2)(8)	120,854	*
Andrew R. Heyer(2)(9)	349,266	*
Roger Meltzer(2)(10)	83,000	*
Lewis D. Schiliro(2)(3)	33,000	*
Lawrence S. Zilavy(2)(3)	33,000	*
Ira J. Lamel(11)	376,558	*
John Carroll(12)	175,558	*
Michael Speiller(13)	7,000	*
Cooke & Bieler LP(14)	2,451,087	6.1%
Dimensional Fund Advisors LP(15)	2,774,512	6.9%
Dimorphandra S.L(16)	2,195,440	5.5%
FMR LLC and its affiliates(17)	3,661,853	9.1%
Blackrock, Inc. and its affiliates(18)	4,067,982	10.1%
Barclays Global Fund Advisors and its affiliates(19)	2,030,969	5.1%
All directors and executive officers as a group (fourteen persons)(20)	4,283,094	10.7%

*	Indicates less than 1%.
(1)	Includes 2,343,181 shares of common stock issuable upon the exercise of options and 131,796 shares of restricted common stock granted under our 1994 Long Term Incentive and Stock Award Plan or our 2002 Long Term Incentive and Stock Award Plan (together, the “Incentive Plans”). Mr. Simon is our President, Chief Executive Officer and Chairman of the Board of Directors.
(2)	Director of The Hain Celestial Group, Inc.
(3)	Includes 30,500 shares of common stock issuable upon the exercise of options granted under our 2000 Directors Stock Option Plan and 2,500 shares of restricted common stock granted under our Amended and Restated 2002 Long Term Incentive and Stock Award Plan (the “2002 Plan”).
(4)	Includes 2,500 shares of restricted common stock granted under our 2002 Plan.
(5)	Includes 78,500 shares of common stock issuable upon the exercise of options granted under our 1996 Directors Stock Option Plan or our 2000 Directors Stock Option Plan (together, the “Directors Plans”) and 2,500 shares of restricted common stock granted under our 2002 Plan.
(6)	Includes 113,500 shares of common stock issuable upon the exercise of options granted under our Directors Plans and 2,500 shares of restricted common stock granted under our 2002 Plan.
(7)	Includes 55,500 shares of common stock issuable upon exercise of options granted under our Directors Plans and 2,500 shares of restricted common stock granted under our 2002 Plan.
(8)	Includes 100,500 shares of common stock issuable upon exercise of options granted under our Directors Plans, 10,120 shares of common stock issuable upon the exercise of options assumed upon consummation of our merger with Celestial Seasonings, Inc. (“Celestial”) in May 2000 and 2,500 shares of restricted common stock granted under our 2002 Plan.
(9)	Includes 103,500 shares of common stock issuable upon the exercise of options granted under our Directors Plans, 50,000 shares held indirectly through a charitable foundation and 2,500 shares of restricted common stock granted under our 2002 Plan.
(10)	Includes 80,500 shares of common stock issuable upon the exercise of options granted under our Directors Plans and 2,500 shares of restricted common stock granted under our 2002 Plan.
(11)	Includes 359,084 shares of common stock issuable upon exercise of options granted under the Incentive Plans and 16,474 shares of restricted common stock granted under our 2002 Plan.

(12)	Includes 159,084 shares of common stock issuable upon the exercise of options granted under our Incentive Plans and 16,474 shares of restricted common stock granted under our 2002 Plan.
(13)	Includes 7,000 shares of restricted common stock granted under our 2002 Plan.
(14)	As of December 31, 2007, Cooke & Bieler LP (“C&B”), an investment advisor, had shared voting power over 1,314,647 shares and shared dispositive power over 2,437,587 shares according to a Schedule 13G/A filed by C&B on February 13, 2008. The Schedule 13G/A states that C&B’s address is 1700 Market Street, Suite 3222, Philadelphia, PA 19103.
(15)	As of December 31, 2007, Dimensional Fund Advisors LP (“DFA”), an investment advisor, had sole voting and dispositive power over 2,774,512 shares, according to a Schedule 13G filed by DFA on February 26, 2008. The Schedule 13G states that DFA’s address is 1299 Ocean Avenue, Santa Monica, CA 90401.
(16)	As of October 19, 2007, Dimorphandra S.L. had sole voting authority and sole dispositive power over 2,195,440 shares, according to a Schedule 13G filed by Dimorphandra S.L. on October 31, 2007. The Schedule 13G states that Dimorphandra’s address is Ingeniero Lafanga 2, 03002 Alicarte, Spain.
(17)	As of December 31, 2007, FMR LLC and its affiliates (“FMR”), had sole voting authority over 116,320 shares and sole dispositive power over 3,545,533 shares, according to a Schedule 13G filed by FMR on February 14, 2008. The Schedule 13G states that FMR’s address is 82 Devonshire Street, Boston, MA 02109.
(18)	As of July 31, 2008, BlackRock, Inc. and its affiliates (“Blackrock”), had shared voting and dispositive power over 4,067,982 shares, according to a Schedule 13G/A filed by Blackrock on August 8, 2008. The Schedule 13G/A states that Blackrock’s address is 40 East 52nd Street, New York, NY 10022.
(19)	As of December 31, 2007, Barclays Global Fund Advisors and its affiliates (“Barclays”) had sole voting power over 1,547,086 shares and sole dispositive power over 2,030,969 shares, according to a Schedule 13G filed by Barclays on February 5, 2008. The Schedule 13G states that Barclays’ address is 45 Fremont Street, San Francisco, CA 94105.
(20)	Includes 2,861,349 shares issuable upon the exercise of options granted under the Incentive Plans, 10,120 shares issuable upon the exercise of options granted under Celestial plans assumed in connection with the merger with Celestial, 50,000 shares held indirectly by Mr. Heyer through a charitable foundation and 623,500 shares issuable upon the exercise of options granted under our Directors Plans. See Notes 1 through 13 above.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Transactions with Related Persons

Mr. Meltzer is a partner at the law firm DLA Piper LLP (US). DLA Piper LLP (US) acts as our regular outside counsel. In addition, Mr. Meltzer’s son is one of our employees. He is paid at a competitive rate with employees serving other companies in a comparable position.

In addition, Mr. Simon’s spouse has been the Director of International Sales of the Company since September 1996. She is paid at a competitive rate with employees serving other companies in a comparable position. Mr. Simon’s brother-in-law has served as the Company’s Vice President-Purchasing and Procurement since June 2000 and as the Company’s representative in our joint venture relationship with Yeo Hiap Seng Limited. He earned $170,196 in salary, a car allowance of $8,400 and $33,500 in bonus during the fiscal year ended June 30, 2008, and participates in the Company’s benefit programs.

We entered into an agreement with an affiliate of Mr. Heyer, which will allow us to use and occupy certain office space in New York City on a year-to-year basis for $115,000 per year.

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

Director Independence

A majority of the Board, consisting of Mses. Bronner and Hahn, and Messrs. Alperin, Berke, Futterman, Glickman, Heyer, Schiliro, and Zilavy, are “independent directors” as defined in the listing standards of the Nasdaq Global Select Market. The members of each committee of the Board are also independent under the listing standards of the Nasdaq Global Select Market.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firm, Ernst & Young LLP, during the fiscal years ended June 30, 2007 and June 30, 2008.

Audit and Non-Audit Fees
	2008	2007
Audit Fees(1)	$3,092,388	$2,211,944
Audit Related Fees(2)	$530,994	$324,825
Tax Fees(3)	$58,669	$184,475
All Other Fees(4)	—	—

(1)	Reflects the aggregate fees billed for each of the 2008 and 2007 fiscal years for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of our quarterly financial statements, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.
(2)	Reflects the aggregate fees billed by Ernst & Young LLP in each of the 2008 and 2007 fiscal years for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the immediately preceding paragraph. The services comprising the fees disclosed under this category were related to due diligence in connection with acquisitions and accounting consultations.
(3)	Reflects the aggregate fees billed in each of the 2008 and 2007 fiscal years for professional services rendered by Ernst & Young LLP for tax advice and tax planning.
(4)	For each of fiscal year 2008 and fiscal year 2007, there were no fees billed by Ernst & Young LLP for services except as already described above.

The Audit Committee has considered whether the provision of the services described above in this section is compatible with maintaining Ernst & Young’s independence and has determined that it is.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(3) List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

4.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

4.5	2000 Directors Stock Option Plan (incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.5.1	Amendment No. 1 to 2000 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-111881) filed with the Commission on January 13, 2004).

4.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex A of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 1, 2006, filed with the Commission on October 30, 2006).

4.7	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.3	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as extended on the terms described in the Registrant’s Current Report on Form 8-K, filed with the Commission on November 3, 2006.

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.5	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.6	Description of cash compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 4, 2005).

21.1(b)	Subsidiaries of Registrant.

23.1(b)	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a - Filed herewith

b - Previously filed with the Form 10-K

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

Date: October 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	October 28, 2008

/s/ Ira J. Lamel Ira J. Lamel	Executive Vice President and Chief Financial Officer	October 28, 2008

/s/ Michael J. Speiller Michael J. Speiller	Vice President-Finance and Chief Accounting Officer	October 28, 2008

/s/ Barry J. Alperin Barry J. Alperin	Director	October 28, 2008

/s/ Richard C. Berke Richard C. Berke	Director	October 28, 2008

/s/ Beth L. Bronner Beth L. Bronner	Director	October 28, 2008

/s/ Jack Futterman Jack Futterman	Director	October 28, 2008

Daniel R. Glickman	Director	October 28, 2008

/s/ Marina Hahn Marina Hahn	Director	October 28, 2008

/s/ Andrew R. Heyer Andrew R. Heyer	Director	October 28, 2008

/s/ Roger Meltzer Roger Meltzer	Director	October 28, 2008

/s/ Lewis D. Schiliro Lewis D. Schiliro	Director	October 28, 2008

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	October 28, 2008