Form 10-Q
period 2008-09-30
HAIN CELESTIAL GROUP INC
filed 2008-11-10
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 4, 2008 there were 40,447,814 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

	September 30, 2008	June 30, 2008
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$43,506	$58,513
Accounts receivable, less allowance for doubtful accounts of $2,164 and $2,068	127,378	118,867
Inventories	215,590	175,667
Deferred income taxes	12,482	12,512
Other current assets	23,614	27,482

Total current assets	422,570	393,041

Property, plant and equipment, net	155,823	159,089
Goodwill	539,183	550,238
Trademarks and other intangible assets, net	140,950	136,861
Other assets	19,252	20,155

Total assets	$1,277,778	$1,259,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$148,261	$145,186
Income taxes payable	1,868	907
Current portion of long-term debt	246	222

Total current liabilities	150,375	146,315

Long-term debt, less current portion	321,177	308,220
Deferred income taxes and other liabilities	27,753	31,536

Total liabilities	499,305	486,071

Commitments and contingencies

Minority interest	33,256	30,502

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 41,388,903 and 41,106,078 shares	414	411
Additional paid-in capital	495,639	488,650
Retained earnings	244,030	237,008
Foreign currency translation adjustment	20,620	32,215

	760,703	758,284
Less: 946,089 and 945,590 shares of treasury stock, at cost	(15,486)	(15,473)

Total stockholders’ equity	745,217	742,811

Total liabilities and stockholders’ equity	$1,277,778	$1,259,384

Note: The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share and share amounts)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
Net sales	$289,317	$237,245
Cost of sales	217,951	168,394

Gross profit	71,366	68,851

Selling, general and administrative expenses	56,470	50,546

Operating income	14,896	18,305

Interest and other expenses, net	3,569	959

Income before income taxes	11,327	17,346
Provision for income taxes	4,305	6,526

Net income	$7,022	$10,820

Net income per share:
Basic	$0.17	$0.27

Diluted	$0.17	$0.26

Weighted average common shares outstanding:
Basic	40,225	40,026

Diluted	41,499	41,825

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Foreign Currency Translation Adjustment	Total	Comprehensive Income (Loss)
	Shares	Amount at $.01
					Shares	Amount
Balance at July 1, 2008	41,106,078	$411	$488,650	$237,008	945,590	$(15,473)	$32,215	$742,811

Issuance of common stock	282,825	3	4,771					4,774

Tax benefit from exercise of stock options			801					801

Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					499	(13)		(13)

Non-cash compensation charge			1,417					1,417

Comprehensive income (loss):

Net income				7,022				7,022	$7,022

Translation adjustments							(11,595)	(11,595)	(11,595)

Total comprehensive loss									$(4,573)

Balance at September 30, 2008	41,388,903	$414	$495,639	$244,030	946,089	$(15,486)	$20,620	$745,217

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$7,022	$10,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,386	4,469
Deferred income taxes	(330)	—
Non-cash compensation	1,417	420
Gain on sale of businesses	—	(2,003)
Tax benefit from stock options	801	—
Excess tax benefit from share-based compensation	—	(12)
Other non-cash items, net	(569)	236
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(11,820)	(12,957)
Inventories	(41,301)	(7,866)
Other current assets	3,686	(102)
Other assets	(398)	(1,161)
Accounts payable and accrued expenses	4,702	5,473
Income taxes	2,244	5,743

Net cash provided by (used in) operating activities	(29,160)	3,060

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(3,434)	(4,977)
Proceeds from disposals of property and equipment	640	312
Acquisitions of business, net of cash acquired	(536)	(11,575)
Proceeds from sales of businesses	—	2,358
Loan to affiliate	—	2,025

Net cash used in investing activities	(3,330)	(11,857)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	4,774	243
Drawings (repayments) under bank revolving credit facility	13,000	(1,000)
Repayments of other long-term debt, net	(18)	(547)
Shares withheld for payment of employee payroll taxes	(13)	—
Excess tax benefits from share-based compensation	—	12

Net cash provided by (used in) financing activities	17,743	(1,292)

Effect of exchange rate changes on cash	(260)	1,033

Net decrease in cash and cash equivalents	(15,007)	(9,056)
Cash and cash equivalents at beginning of period	58,513	60,518

Cash and cash equivalents at end of period	$43,506	$51,462

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Earth’s Best®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat®, Granose® and TofuTown®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. The Company’s principal specialty product lines include Estee® sugar-free products and Alba® non-fat dry milk and flavored shakes. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand.

We operate in one business segment: the manufacturing, distribution and marketing of natural and organic food and personal care products. In our 2008 fiscal year, approximately 47% of our revenues were derived from products that were manufactured within our own facilities with 53% produced by various co-packers.

All dollar amounts in our condensed consolidated financial statements and tables have been rounded to the nearest thousand dollars, except per share amounts. Share amounts in the notes to condensed consolidated financial statements are presented in thousands.

2.	BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. Please refer to the footnotes to our consolidated financial statements as of June 30, 2008 and for the year then ended included in our Annual Report on Form 10-K, as amended, for information not included in these condensed footnotes.

3.	EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Basic earnings per share excludes the dilutive effects of options and restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

	Three Months Ended September 30,
	2008	2007
Numerator:
Net income	$7,022	$10,820

Denominator for basic earnings per share - weighted average shares outstanding during the period	40,225	40,026
Effect of dilutive stock options and restricted stock	1,274	1,799

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,499	41,825

Basic net income per share	$0.17	$0.27

Diluted net income per share	$0.17	$0.26

Anti-dilutive stock options, restricted stock and restricted stock units totaling 1,949,000 in fiscal 2009 and 143,500 in fiscal 2008 were excluded from our earnings per share calculations.

4.	COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income and foreign currency translation adjustments, and is included in the Condensed Consolidated Statement of Stockholders’ Equity. For the three month periods ended September 30, 2008 and 2007, comprehensive (loss) income was $(4,573) and $18,799, respectively.

5.	INVENTORIES

Inventories consisted of the following:

	September 30, 2008	June 30, 2008
Finished goods	$128,379	$105,684
Raw materials, work-in-progress and packaging	87,211	69,983

	$215,590	$175,667

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2008	June 30, 2008
Land	$12,381	$12,356
Buildings and improvements	57,951	58,332
Machinery and equipment	144,058	148,099
Furniture and fixtures	7,378	7,430
Leasehold improvements	3,470	3,420
Construction in progress	10,760	9,195

	235,998	238,832
Less: Accumulated depreciation and amortization	80,175	79,743

	$155,823	$159,089

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended September 30, 2008 were as follows:

Balance as of July 1, 2008	$550,238

Reallocations to intangible assets	(6,048)

Translation and other adjustments, net	(5,007)

Balance as of September 30, 2008	$539,183

Included in translation and other adjustments during the three months ended September 30, 2008 are the impacts of changes in foreign currency exchange rates on goodwill and adjustments to our estimates of fair value of net assets acquired. We are continuing to evaluate the initial purchase price allocations of certain acquisitions made during fiscal 2008 and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation for these acquisitions as of the date of these financial statements.

At September 30, 2008, included in trademarks and other intangible assets on the balance sheet is approximately $13.4 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	September 30, 2008		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Other intangibles	$20,155	$6,729	$22,609	$6,192

Non-amortized intangible assets:

Trademarks	$134,215	$6,691	$127,165	$6,721

Amortization of finite-lived intangible assets amounted to $0.7 million in the three months ended September 30, 2008. The expected aggregate amortization expense in each of the next five fiscal years is $2.3 million in 2009, $2.0 million in 2010, $1.8 million in 2011, $1.3 million in 2012 and $0.8 million in 2013.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

8.	ACQUISITIONS AND DISPOSALS

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. In fiscal 2008, our acquisitions included the following:

On April 2, 2008, we acquired Daily Bread, Ltd., a London-based producer of branded fresh prepared foods for the foodservice channel in the United Kingdom, for approximately $37.4 million in cash, including transaction costs. The acquisition of Daily Bread broadens our existing prepared foods operations with a branded fresh platform which we expect will strengthen our ability to expand our fresh operations across the United Kingdom and Europe. The purchase price excludes contingency payments we may be obligated to pay. The contingency payments are based on the achievement by the acquired business of certain financial targets over an approximate two-year period following the date of acquisition. Such payments, which could total £5.0 million (approximately $9.1 million at the September 30, 2008 exchange rate), will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. During the quarter ended September 30, 2008, the Company finalized the purchase price allocation and assigned $8.9 million to identifiable intangible assets, of which $0.8 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $22.9 million and was recorded as goodwill, which is not deductible for tax purposes.

On March 10, 2008, Hain Pure Protein Corporation (“Hain Pure Protein”), a 50.1% owned subsidiary, acquired certain assets including the turkey production facility and distribution center of Pilgrim’s Pride Corporation in New Oxford, Pennsylvania for a total consideration of $19.1 million in cash, including transaction costs. This acquisition provides additional scale with the capacity to meet increasing volume demands and expands our ability to offer branded, premium poultry products. The balance sheet at September 30, 2008 includes the assets acquired and liabilities assumed valued on a preliminary basis at fair market value at the date of purchase. Based on the estimated fair values at the acquisition date, our preliminary purchase price allocation includes goodwill of $2.1 million, which is deductible for tax purposes. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

On March 6, 2008, we acquired nSpired Natural Foods, Inc., with its MaraNatha and SunSpire brands, for approximately $37.6 million in cash, including transaction costs. MaraNatha is a leading brand of natural and organic nut butters and SunSpire is a leader in natural and organic chocolate products. The addition of MaraNatha is expected to strengthen our position in the growing nut butter category and SunSpire provides us entry into the natural candy category. Subsequent to the acquisition, the Company approved employee termination and exit costs relating to the acquired business in the amount of $1.5 million, which were recorded as costs of the acquisition. During fiscal 2008 we utilized $0.2 million and during the first quarter of fiscal 2009, we utilized $0.7 million of this reserve. The balance sheet at September 30, 2008 includes the assets acquired and liabilities assumed valued on a preliminary basis at fair market value at the date of purchase. Based on the estimated fair values at the acquisition date, our preliminary purchase price allocation includes goodwill of $23.4 million, which is not deductible for tax purposes. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

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

The following table presents unaudited pro forma information about net sales and net income had the operations of the acquisitions described above been combined with our business on the first day of the period shown. The following pro forma combined results of operations have been provided for illustrative purposes, only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the period presented or that will be achieved by the Company in the future.

Three months ended September 30, 2007
Net sales	$261,951

Net income	$10,361

Earnings per share:
Basic	$0.26

Diluted	$0.25

Weighted average shares:
Basic	40,026

Diluted	41,825

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

In August 2007, we completed the sale of our interest in a joint venture in Belgium that manufactured and sold rice cakes and was accounted for using the equity method. We recognized a pre-tax gain of approximately $2.0 million in connection with the sale in the first quarter of fiscal 2008, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statement of income.

In September 2007, we sold our minority interest in Halo, Purely for Pets, Inc. for approximately $1.7 million. This investment was made in June 2006 and accounted for using the equity method. The Company recognized pretax income of $0.3 million on the sale, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statement of income.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

9.	SENIOR NOTES AND CREDIT FACILITY

We have $150 million in aggregate principal amount of senior notes outstanding due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2008, there were $168.5 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

10.	INCOME TAXES

During the three months ended September 30, 2008, the Company’s unrecognized tax benefits decreased by $0.2 million to $2.1 million, primarily as a result of settlement with the Internal Revenue Service for their examination of our tax return for our fiscal year 2004. Of the remaining amount, $0.3 million would impact the effective tax rate, if recognized. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made.

11.	STOCK BASED COMPENSATION

We have various stock based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees, consultants and non-employee directors. These programs and the related accounting are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended.

During the three months ended September 30, 2008 there were no stock options granted and there were 10,000 shares of restricted stock granted with an estimated grant date value of $0.3 million. The Company recorded stock based compensation expense of $1.4 million and $0.4 million in selling, general, and administrative expenses in its condensed consolidated statements of income for the three months ended September 30, 2008 and 2007. At September 30, 2008, there was $13.5 million of unrecognized stock based compensation expense, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 3 years.

12.	STOCK KEEPING UNIT RATIONALIZATION AND REORGANIZATION

During the third quarter of fiscal 2008, we implemented a Stock Keeping Unit (“SKU”) rationalization and a reorganization, principally in our personal care locations, and recorded charges of $10.8 million. The SKU rationalization resulted from our review of the positioning of the personal care products operations we acquired during the last several years. The review included identification of SKUs which we believe should be eliminated based on their low volume of sales or insufficient margins, development of a plan to optimize the production of product between the Company’s own manufacturing facilities and those of outside contract manufacturers and implementation of the optimal organization structure to position the unit for future growth. During the three months ended September 30, 2008, additional costs of $0.3 million were charged to cost of sales for facility exit costs and $0.6 million to selling, general and administrative expense for severance. No charges were recorded during the three months ended September 30, 2007. The total amount recorded to date is $11.7 million.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

During the three months ended September 30, 2008, we utilized $1.4 million of the liability for severance and other exit costs. The ending balance of this liability at September 30, 2008 was $0.7 million.

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

Three months ended September 30,	2008	2007
Net sales:
United States	$229,637	$184,457
Canada	15,195	11,378
Europe	44,485	41,410

	$289,317	$237,245

Earnings before income taxes:
United States	$10,270	$11,634
Canada	2,090	1,225
Europe	(1,033)	4,487

	$11,327	$17,346

	September 30, 2008	June 30, 2008
Long-lived assets:
United States	$712,480	$714,383
Canada	58,475	60,512
Europe	84,253	91,448

	$855,208	$866,343

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 by FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted the provisions of SFAS No. 157 which did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 is effective July 1, 2008 for the Company. The Company has adopted SFAS No. 159 in fiscal 2009 and elected not to apply the fair value option to measure any of its financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the basic requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their acquisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) must be applied prospectively and are effective for the Company’s fiscal year ending June 30, 2010 for all business combinations occurring on or after July 1, 2009. The impact of SFAS No. 141(R) will be dependent on the number, size, terms and nature of acquisitions in periods subsequent to adoption.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). We have not yet assessed the impact that the implementation of FSP No. 142-3 may have on our consolidated results of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural personal care products under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food and personal care products categories. Our products are sold primarily to specialty and natural food distributors and are marketed to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. We manufacture internationally and our products are sold in more than 50 countries. Our brand names are well recognized in the various market categories they serve. We have acquired numerous brands since our formation and we will seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic food and personal care products companies and product lines as an integral part of our business strategy. We believe that by integrating our various brands, we will achieve economies of scale and enhanced market penetration. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We capitalize on our brand equity and the distribution achieved through each of our acquisitions with strategic introductions of new products that complement existing lines to enhance revenues and margins.

Our corporate website is www.hain-celestial.com. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the SEC.

Results of Operations

Three months ended September 30, 2008

Net sales for the three months ended September 30, 2008 were $289.3 million, an increase of $52.1 million, or 22.0%, over net sales of $237.2 million in the September 30, 2007 quarter. Sales in North America increased $49.0 million, or 25.0%, from the year ago quarter, reflecting strong performance by our personal care brands, healthy increases in sales of our grocery and snacks brands and the addition of sales from our recent acquisitions. Sales in Europe increased $3.1 million, or 7.4%, with increased sales at our continent-based operations and the addition of sales from our Daily Bread acquisition partially offset by lower sales in our other United Kingdom-based operations.

Gross profit for the three months ended September 30, 2008 was $71.4 million, an increase of $2.5 million from last year’s quarter. Gross profit as a percentage of net sales was 24.7% for the three months ended September 30, 2008 compared to 29.0% of net sales for the September 30, 2007 quarter. The decrease in gross profit percentage was attributable to a number of factors, including decreased gross margins in our Hain Pure Protein unit, resulting from higher feed costs and the impact of a below market processing agreement, now completed, with the former owner of the Company’s New Oxford facility, which together impacted the gross profit ratio by approximately 300 basis points. We also continued to experience an unfavorable impact related to the integration of the Haldane product lines into our Fakenham frozen foods facility, and we had under-absorbed overhead at that facility as a result of the expiration of a co-pack agreement with the former owner, impacting the gross profit ratio by approximately 85 basis points. Last year’s first quarter was impacted by approximately 71 basis points for start-up costs associated with the Haldane integration. During the three months ended September 30, 2008, we also experienced higher input costs generally, including direct costs such as corn, wheat and fuel, and indirect costs, such as those passed through from our suppliers of packaging and other major components of our finished products, not all of which were we able to pass through to our customers.

Selling, general and administrative expenses increased by $6.0 million, or 11.7%, to $56.5 million for the three months ended September 30, 2008 as compared to $50.5 million in the September 30, 2007 quarter. Selling, general and administrative expenses have increased primarily as a result of costs brought on by the businesses we acquired since the first quarter of fiscal 2008 and increased stock based compensation expense. We incurred approximately $1.8 million of professional fees in the first quarter of this year compared to $2.3 million in last year’s first quarter in connection with the previously disclosed investigation of our stock option practices. We anticipate that we will continue to incur additional costs in future periods for ongoing activity related to this matter. Selling, general and administrative expenses as a percentage of net sales decreased to 19.5% in the first quarter of fiscal 2009 as compared to 21.3% in the first quarter of last year.

Operating income was $14.9 million in the three months ended September 30, 2008 compared to $18.3 million in the September 30, 2007 quarter. The decrease in operating income resulted primarily from the increase in our selling, general and administrative expenses. Operating income as a percentage of net sales was 5.2% in the September 30, 2008 quarter compared with 7.7% in the September 30, 2007 quarter, principally as a result of the decrease in our gross profit ratio.

Interest and other expenses, net were $3.6 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007. Interest expense totaled $4.0 million in this year’s first quarter, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility made to fund acquisitions and working capital needs. This was partially offset by $0.6 million of interest income earned in the current year’s quarter. Net interest expense in last year’s first quarter was approximately $2.8 million. We recognized a gain of approximately $2.0 million in the first quarter of fiscal 2008 on the sale of an equity interest in a joint venture which manufactured rice cakes in Belgium.

Income before income taxes for the three months ended September 30, 2008 amounted to $11.3 million compared to $17.3 million in the comparable period of the prior year. This decrease was primarily attributable to the increase in our selling, general and administrative expenses.

Our effective income tax rate was 38.0% of pre-tax income for the three months ended September 30, 2008 compared to 37.6% for the three months ended September 30, 2007. The effective tax rate for the first quarter of fiscal 2009 was higher than the comparable period of the prior year as a result of changes in geographic income distribution. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Net income for the three months ended September 30, 2008 was $7.0 million compared to $10.8 million in the September 30, 2007 quarter. The decrease of $3.8 million in earnings was primarily attributable to the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance was $43.5 million at September 30, 2008, a decrease of $15.0 million from the end of fiscal 2008. Net cash used in operating activities was $29.2 million for the first three months of fiscal 2009, compared to net cash provided by operating activities of $3.1 million in the three months ended September 30, 2007. The increased cash used in operations in fiscal 2009 resulted from an increase in cash used for the changes in operating assets and liabilities of approximately $32.0 million in the current period as compared to the prior year comparable period, primarily resulting from increased inventories and accounts receivable. Inventories increased by approximately $40 million, which includes a seasonal increase at Hain Pure Protein in advance of orders for the Thanksgiving holiday, a seasonal increase of fresh ingredients to support the increasing demand for our Earth’s Best brand and increased inventory to support our Spectrum brand sales growth. Increased accounts receivable of $8.5 million resulted primarily from the increase in our net sales. Our working capital increased to $272.2 million at September 30, 2008 compared with $246.7 million at June 30, 2008.

In the three months ended September 30, 2008, we used $3.3 million of cash in investing activities. This consisted of $3.4 million of capital expenditures and $0.5 million of payments related to prior acquisitions, which was partially offset by $0.6 million of proceeds from disposals of equipment. We used $11.9 million of cash in investing activities in the three months ended September 30, 2007. This included $11.6 million of cash used in the acquisition of the assets and business of Plainville Turkey Farm Inc., and $5.0 million of capital expenditures. These uses were partially offset by $2.4 million of proceeds from the sale of a joint venture interest in a rice cake business in Belgium and the repayment of a $2.0 million loan that we had made to that joint venture.

Net cash of $17.7 million was provided by financing activities for the three months ended September 30, 2008 compared to

$1.3 million used in financing activities for the three months ended September 30, 2007. The increase was due principally to an increase in the proceeds from exercises of stock options to $4.8 million in the first quarter of fiscal 2009 from $0.2 million in fiscal 2008 and $13.0 million of borrowings drawn under our Credit Facility for the three months ended September 30, 2008 compared to $1.5 million of debt repaid during the September 30, 2007 quarter.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2008, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We have $150 million in aggregate principal amount of senior notes outstanding due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2008, there were $168.5 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

We do not expect the recent events in the global credit markets to have a significant impact on our liquidity. As of September 30, 2008 we had approximately $81 million of drawdown capacity under our Credit Facility. As a precaution to ensure against a decline in worldwide financial institutions’ liquidity, we temporarily drew $50 million of that availability in early October and immediately invested the funds as we did not have a need at that date for the additional working capital.

We expect that our cash on hand of $43.5 million at September 30, 2008, projected cash flows from operations and availability under our credit facility (as well as the drawdown described in the preceding paragraph) to be sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and chargebacks receivable, inventories, property, plant and equipment, stock based compensation, goodwill and intangibles and segments. The application of each of these critical accounting policies and estimates was discussed in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008, as amended. There have been no significant changes in the application of these critical accounting policies or estimates during fiscal 2009.

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

Inflation

Inflation has caused increased ingredient, fuel, labor and benefits costs and in some cases has materially increased our operating expenses. When measured against the prior year’s comparable quarter, inflation in input costs was approximately $10 million. We were able to partially offset this impact with productivity improvements and price increases during the current year’s quarter. For more information regarding ingredient costs, see Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk—Ingredient Inputs Price Risk, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as amended.

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

Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; our ability to effectively integrate our acquisitions; competition; availability and retention of key personnel; our reliance on third party distributors, manufacturers and suppliers; changes in customer preferences; international sales and operations; the results of our stock option investigation and the SEC’s inquiry; changes in, or the failure to comply with, government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the report on Form 10-K, for the fiscal year ended June 30, 2008, as amended. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended September 30, 2008 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended.

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

Part II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)		(b)	(c)	(d)
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans(2)
July 2008	499	(1)	$25.71	—	900,300

Total	499		$25.71	—	900,300

(1)	Shares withheld for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 6.	EXHIBITS

Exhibit Number	Description
The Company’s Amended Annual Report on Form 10-K/A related to the fiscal year ended June 30, 2008, inadvertently contained an exhibit list that was not current. The exhibit list below includes the updated exhibit list, including those exhibits required for this Quarterly Report on Form 10-Q and those that should have been included in the exhibit list for the Form 10-K/A.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

4.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

4.5	2000 Directors Stock Option Plan (incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

Exhibit Number	Description
4.5.1	Amendment No. 1 to 2000 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-111881) filed with the Commission on January 13, 2004).

4.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-140180) filed with the Commission on January 24, 2007.

4.7	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.1.1	Amendment No. 1 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Commission on May 12, 2008).

10.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.3	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.5	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.6	Description of compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2008).

10.7	Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.8	Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.9	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

Exhibit Number	Description
10.10	Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.11	Form of Restricted Stock Agreement with Mitchell Ring under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.12	Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.13	License Agreement, dated as of July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 19, 2008).

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: November 10, 2008	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief Executive Officer

Date: November 10, 2008	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and Chief Financial Officer