Form 10-Q
period 2008-12-31
HAIN CELESTIAL GROUP INC
filed 2009-02-09
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

As of February 2, 2009 there were 40,477,084 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2008	June 30, 2008
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$49,912	$58,513
Accounts receivable, less allowance for doubtful accounts of $1,914 and $2,068	113,586	118,867
Inventories	212,763	175,667
Deferred income taxes	12,456	12,512
Other current assets	21,964	27,482

Total current assets	410,681	393,041

Property, plant and equipment, net	143,448	159,089
Goodwill	529,154	550,238
Trademarks and other intangible assets, net	142,072	136,861
Other assets	19,946	20,155

Total assets	$1,245,301	$1,259,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$133,953	$145,186
Income taxes payable	917	907
Current portion of long-term debt	267	222

Total current liabilities	135,137	146,315

Long-term debt, less current portion	319,608	308,220
Deferred income taxes and other liabilities	27,150	31,536

Total liabilities	481,895	486,071

Commitments and contingencies

Minority interest	34,316	30,502

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 41,424,965 and 41,106,078 shares	414	411
Additional paid-in capital	497,114	488,650
Retained earnings	252,170	237,008
Accumulated other comprehensive income (loss)	(5,091)	32,215

	744,607	758,284
Less: 947,981 and 945,590 shares of treasury stock, at cost	(15,517)	(15,473)

Total stockholders’ equity	729,090	742,811

Total liabilities and stockholders’ equity	$1,245,301	$1,259,384

Note: The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales	$315,561	$276,233	$604,878	$513,478
Cost of sales	241,838	197,089	459,789	365,483

Gross profit	73,723	79,144	145,089	147,995

Selling, general and administrative expenses	54,212	49,882	110,682	100,428

Operating income	19,511	29,262	34,407	47,567

Interest and other expenses, net	6,284	4,312	9,853	5,271

Income before income taxes	13,227	24,950	24,554	42,296
Provision for income taxes	5,087	9,368	9,392	15,894

Net income	$8,140	$15,582	$15,162	$26,402

Net income per share:
Basic	$0.20	$0.39	$0.38	$0.66

Diluted	$0.20	$0.37	$0.37	$0.63

Weighted average common shares outstanding:
Basic	40,464	40,048	40,344	40,037

Diluted	41,025	42,096	41,262	41,961

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount at $.01
					Shares	Amount
Balance at July 1, 2008	41,106,078	$411	$488,650	$237,008	945,590	$(15,473)	$32,215	$742,811

Issuance of common stock	318,887	3	5,277					5,280

Tax benefit from exercise of stock options			290					290

Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					2,391	(44)		(44)

Non-cash compensation charge			2,897					2,897

Comprehensive income (loss):

Net income				15,162				15,162	$15,162

Translation adjustments							(36,906)	(36,906)	(36,906)

Unrealized loss on available for sale investment, net of tax							(400)	(400)	(400)

Total comprehensive loss									$(22,144)

Balance at December 31, 2008	41,424,965	$414	$497,114	$252,170	947,981	$(15,517)	$(5,091)	$729,090

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2008	2007
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$15,162	$26,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,076	9,233
Deferred income taxes	(302)	—
Non-cash compensation	2,897	315
Gain on sale of businesses	—	(2,003)
Tax benefit from stock options	290	174
Other non-cash items, net	279	1,520
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(1,314)	(28,094)
Inventories	(41,508)	(15,328)
Other current assets	5,885	(452)
Other assets	(3,355)	(1,870)
Accounts payable and accrued expenses	(5,170)	10,348
Income taxes	(879)	10,782

Net cash provided by (used in) operating activities	(16,939)	11,027

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(6,234)	(7,913)
Proceeds from disposals of property and equipment	643	524
Acquisitions of business, net of cash acquired	(446)	(20,064)
Proceeds from sales of businesses	—	3,783
Loan to affiliate	—	2,025

Net cash used in investing activities	(6,037)	(21,645)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options	5,280	977
Drawings (repayments) under bank revolving credit facility	11,500	(4,000)
Repayments of other long-term debt, net	(76)	(249)
Shares withheld for payment of employee payroll taxes	(44)	(2,728)
Excess tax benefits from share-based compensation	—	5

Net cash provided by (used in) financing activities	16,660	(5,995)

Effect of exchange rate changes on cash	(2,285)	813

Net decrease in cash and cash equivalents	(8,601)	(15,800)
Cash and cash equivalents at beginning of period	58,513	60,518

Cash and cash equivalents at end of period	$49,912	$44,718

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic food products and natural personal care products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead “A Healthy Way of Life.™” We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Earth’s Best®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat®, Granose® and TofuTown®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. The Company’s principal specialty product lines include Estee® sugar-free products and Alba® non-fat dry milk and flavored shakes. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand and our antibiotic-free turkey is marketed under the Plainville Farms® brand.

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

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. Please refer to the footnotes to our consolidated financial statements as of June 30, 2008 and for the year then ended included in our Annual Report on Form 10-K, as amended, for information not included in these condensed footnotes.

3.	EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS No. 128). Basic earnings per share excludes the dilutive effects of options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Net income	$8,140	$15,582	$15,162	$26,402

Denominator for basic earnings per share - weighted average shares outstanding during the period	40,464	40,048	40,344	40,037

Effect of dilutive stock options and unvested restricted stock	561	2,048	918	1,924

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,025	42,096	41,262	41,961

Basic net income per share	$0.20	$0.39	$0.38	$0.66

Diluted net income per share	$0.20	$0.37	$0.37	$0.63

Anti-dilutive stock options, restricted stock and restricted stock units totaling 2,900,000 for the three months and 2,424,000 for the six months ended December 31, 2008 and 72,000 for the six months ended December 31, 2007 were excluded from our earnings per share calculations. There were no anti-dilutive options for the three months ended December 31, 2007.

4.	COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income, changes in unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments, and is included in the Condensed Consolidated Statement of Stockholders’ Equity. The components of comprehensive income are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$8,140	$15,582	$15,162	$26,402
Other comprehensive income:
Foreign currency translation adjustment	(25,311)	1,920	(36,906)	9,899
Change in unrealized gain (loss) on available-for-sale investment, net of tax	(400)	—	(400)	—

Comprehensive income (loss)	$(17,571)	$17,502	$(22,144)	$36,301

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5.	INVENTORIES

Inventories consisted of the following:

	December 31, 2008	June 30, 2008
Finished goods	$131,797	$105,684
Raw materials, work-in-progress and packaging	80,966	69,983

	$212,763	$175,667

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2008	June 30, 2008
Land	$13,818	$12,356
Buildings and improvements	48,234	58,332
Machinery and equipment	143,147	148,099
Furniture and fixtures	7,232	7,430
Leasehold improvements	3,597	3,420
Construction in progress	9,281	9,195

	225,309	238,832
Less: Accumulated depreciation and amortization	81,861	79,743

	$143,448	$159,089

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended December 31, 2008 were as follows:

Balance as of July 1, 2008	$550,238

Reallocations to tangible and intangible assets	(6,023)

Translation and other adjustments, net	(15,061)

Balance as of December 31, 2008	$529,154

Included in translation and other adjustments during the six months ended December 31, 2008 are the impacts of changes in foreign currency exchange rates on goodwill and adjustments to our estimates of fair value of net assets acquired. We are continuing to evaluate the initial purchase price allocations of certain acquisitions made during fiscal 2008 and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the acquired businesses becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation for these acquisitions as of the date of these financial statements.

At December 31, 2008, included in trademarks and other intangible assets on the balance sheet is approximately $13.7 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

	December 31, 2008		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Other intangibles	$21,176	$7,520	$22,609	$6,192

Non-amortized intangible assets:

Trademarks	$135,100	$6,684	$127,165	$6,721

Amortization of finite-lived intangible assets amounted to $1.7 million in the six months ended December 31, 2008. The expected aggregate amortization expense in each of the next five fiscal years is $3.2 million in 2009, $2.8 million in 2010, $2.6 million in 2011, $2.1 million in 2012 and $1.3 million in 2013.

8.	ACQUISITIONS AND DISPOSALS

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. In fiscal 2008, our acquisitions included the following:

On April 2, 2008, we acquired Daily Bread, Ltd., a London-based producer of branded fresh prepared foods for the foodservice channel in the United Kingdom, for approximately $37.4 million in cash, including transaction costs. The acquisition of Daily Bread broadens our existing prepared foods operations with a branded fresh platform which we expect will strengthen our ability to expand our fresh operations across the United Kingdom and Europe. The purchase price excludes contingency payments we may be obligated to pay related to the achievement by the acquired business of certain financial targets over an approximate two-year period following the date of acquisition. Such payments, which could total £5.0 million (approximately $7.2 million at the December 31, 2008 exchange rate), will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company assigned $16.3 million to identifiable intangible assets, of which $4.5 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $16.1 million and was recorded as goodwill, which is not deductible for tax purposes.

On March 10, 2008, Hain Pure Protein Corporation (“Hain Pure Protein”), a 50.1% owned subsidiary, acquired certain assets including the turkey production facility and distribution center of Pilgrim’s Pride Corporation in New Oxford, Pennsylvania for a total consideration of $19.1 million in cash, including transaction costs. This acquisition provides additional scale with the capacity to meet increasing volume demands and expands our ability to offer branded, premium poultry products. The purchase price for the acquisition was allocated to the fair values of the tangible assets and liabilities acquired. The excess of the purchase price over the estimated fair value of the net assets acquired was $8.8 million and was recorded as goodwill, which is deductible for tax purposes.

On March 6, 2008, we acquired nSpired Natural Foods, Inc., with its MaraNatha and SunSpire brands, for approximately $37.6 million in cash, including transaction costs. MaraNatha is a leading brand of natural and organic nut butters and SunSpire is a leader in natural and organic chocolate products. The addition of MaraNatha is expected to strengthen our position in the growing nut butter category and SunSpire provides us entry into the natural candy category. In connection with the acquisition, the Company approved employee termination and exit costs relating to the acquired business in the amount of $1.5 million, which were recorded as costs of the acquisition. During fiscal 2008 we utilized $0.2 million and during the first six months of fiscal 2009, we utilized $0.8 million of this reserve. The balance sheet at December 31, 2008 includes the assets acquired and liabilities assumed valued on a preliminary basis at estimated fair market value at the date of purchase. Based on the estimated fair values at the acquisition date, our preliminary purchase price allocation includes goodwill of $23.5 million, which is not deductible for tax purposes. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

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

On August 29, 2007, Hain Pure Protein acquired the assets and business of Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products to the natural and grocery channels in the Northeast and Mid-Atlantic regions. The purchase price was approximately $26.3 million in cash, including transaction costs, plus contingent future earn-out payments based on the earnings before interest, taxes, depreciation and amortization of Plainville for the first five fiscal years after acquisition, with a maximum potential payment of $3 million, of which $1.25 million has been paid. The Plainville acquisition expands our specialty poultry business with a well-recognized industry leader. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $7.1 million to identifiable intangible assets, of which $1.3 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $1.0 million and was recorded as goodwill, which is deductible for tax purposes.

The following table presents unaudited pro forma information about net sales and net income had the operations of the acquisitions described above been combined with our business on the first day of the periods shown. The following pro forma combined results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the Company for the period presented or that will be achieved by the Company in the future.

	Three months ended December 31, 2007	Six months ended December 31, 2007
Net sales	$296,419	$558,370

Net income	$15,934	$26,271

Earnings per share:
Basic	$0.40	$0.66

Diluted	$0.38	$0.63

Weighted average shares:
Basic	40,048	40,037

Diluted	42,096	41,961

This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us. Changes in the operation of these acquired businesses include, but are not limited to, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided.

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

We have $150 million in aggregate principal amount of senior notes outstanding due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2008, there were $167.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

10.	INCOME TAXES

During the six months ended December 31, 2008, the Company’s unrecognized tax benefits decreased by $0.1 million to $2.1 million, primarily as a result of settlement with the Internal Revenue Service for their examination of our tax return for our fiscal year 2004. Of the remaining amount, $0.3 million would impact the effective tax rate, if recognized. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made.

11.	STOCK BASED COMPENSATION

We have various stock based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees, consultants and non-employee directors. These programs and the related accounting are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended.

During the six months ended December 31, 2008, 11,400 shares of restricted stock were granted with an estimated grant date value of $0.3 million. There were no stock options granted. The Company recorded stock based compensation expense of $1.5 million for the three months and $2.9 million for the six months ended December 31, 2008 and $(0.1) million for the three months and $0.3 million for the six months ended December 31, 2007 in selling, general, and administrative expenses in its condensed consolidated statements of income. At December 31, 2008, there was $12.1 million of unrecognized stock based compensation expense, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 1.7 years.

A summary of our stock option plans’ activity for the six months ended December 31, 2008 follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2008	6,094,221	$21.55
Exercised	(309,487)	17.06
Cancelled and expired	(488,181)	20.57

Options outstanding December 31, 2008	5,296,553	21.99	4.09	$9,312

Options exercisable at December 31, 2008	4,705,714	$20.94	3.82	$9,312

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the six month period ended December 31, 2008 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2008. This value will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the six months ended December 31, 2008 was $2.6 million. During the first six months of fiscal year 2009, the cash received from stock option exercises was $5.3 million. The tax benefit expected to be realized from the tax deductions for stock option exercises totaled $1.1 million for the six months ended December 31, 2008 and is reflected as a component of shareholders’ equity in the consolidated balance sheet.

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

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at December 31, 2008 and activities during fiscal 2009 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2008	409,004	$30.14
Granted	11,400	$26.11
Vested	(9,400)	$29.95
Forfeited	(1,100)	$30.35

Non-vested restricted stock and units – December 31, 2008	409,904	$29.64

The total fair value of restricted stock and restricted stock units granted during the six months ended December 31, 2008 was $0.3 million. Compensation expense related to restricted stock awards of $2.1 million is included in selling, general and administrative expenses for the six months ended December 31, 2008.

At December 31, 2008, $8.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.5 years.

There were 1,490,431 shares of Common Stock reserved for future issuance in connection with stock based awards as of December 31, 2008.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

12.	STOCK KEEPING UNIT RATIONALIZATION AND REORGANIZATION

During fiscal 2008, we implemented a Stock Keeping Unit (“SKU”) rationalization and a reorganization, principally in our personal care locations, and recorded charges of $10.8 million. The SKU rationalization resulted from our review of the positioning of the personal care products operations we acquired during the last several years. The review included identification of SKUs which we believe should be eliminated based on their low volume of sales or insufficient margins, development of a plan to optimize the production of product between the Company’s own manufacturing facilities and those of outside contract manufacturers and implementation of the optimal organization structure to position the unit for future growth. During the six months ended December 31, 2008, additional costs of $0.7 million were charged to cost of sales for facility exit costs and severance and $1.1 million to selling, general and administrative expense for severance. No charges were recorded during the six months ended December 31, 2007. The total amount recorded to date is $12.6 million.

During the six months ended December 31, 2008 we utilized $2.1 million of the liability for severance and other exit costs. The ending balance of this liability at December 31, 2008 was $0.9 million.

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales:
United States	$265,046	$214,523	$494,683	$398,980
Canada	13,198	16,838	28,393	28,216
Europe	37,317	44,872	81,802	86,282

	$315,561	$276,233	$604,878	$513,478

Earnings before income taxes:
United States	$16,840	$21,348	$27,110	$32,982
Canada	661	2,106	2,751	3,331
Europe	(4,274)	1,496	(5,307)	5,983

	$13,227	$24,950	$24,554	$42,296

			December 31, 2008	June 30, 2008
Long-lived assets:
United States			$718,203	$714,383
Canada			44,348	60,512
Europe			72,069	91,448

			$834,620	$866,343

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). We have not yet assessed the impact that the implementation of FSP No. 142-3 may have on our consolidated results of operations or financial condition.

15.	SUBSEQUENT EVENT

On January 13, 2009, the Peanut Corporation of America (“PCA”) announced a recall of certain lots of its peanut butter. Subsequently, on January 18, 2009, PCA expanded its recall to include additional lots of peanut butter and peanut butter paste and further, on January 28, 2009, PCA expanded its recall to include all peanuts and peanut products produced in its Blakely, Georgia processing facility. These recalls by PCA have caused the recall of certain of the Company’s products, specifically certain lot codes of a Health Valley® granola bar and certain Ethnic Gourmet® and Gluten Free Café™ frozen entrées since they contain peanut ingredients sourced from PCA.

The recall had no impact on Arrowhead Mills® and MaraNatha® peanut butters as these products do not contain peanut ingredients produced by PCA. The financial impact of this recall (including lost sales resulting from lower consumer demand for products containing peanut ingredients) cannot be reasonably estimated at this time, but is not expected to have a material adverse effect on our financial condition or results of operations.

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

We have acquired numerous brands since our formation and we will seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic food and personal care products companies and product lines an integral part of our business strategy. We believe that by integrating our various brands, we will achieve economies of scale and enhanced market penetration. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We capitalize on our brand equity and the distribution achieved through each of our acquisitions with strategic introductions of new products that complement existing lines to enhance revenues and margins.

The United States as well as worldwide economies have recently experienced adverse conditions, which may further decline in the foreseeable future, causing customers to take a conservative position and begin reducing their inventories. In response, we continue to introduce new, innovative products and provide marketing support where necessary. We have also been challenged in recent quarters by rising input costs. We strive to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers. We expect that our input costs will stabilize in the second half of this year. During the second quarter of fiscal 2009 we implemented workforce reductions and other cost reduction initiatives aimed at lowering our operating expenses in response to the current environment. We will continue to monitor our costs and evaluate the need for additional actions.

As we recently announced, our 50.1%-owned Hain Pure Protein unit will expand its Plainville, New York facility to meet the growing demand for natural, antibiotic-free, vegetarian-fed, kosher poultry products. To accommodate this expansion, the current Plainville production will be integrated into Hain Pure Protein’s New Oxford, Pennsylvania facility as the Plainville facility is temporarily closed to be modified to accommodate the kosher processing. The integration of the existing Plainville volume into New Oxford is expected to generate additional cost benefits.

In addition to the on going weak global economic conditions we have been unfavorably impacted by changes in exchange rates with the significant strengthening of the U.S. dollar during our fiscal second quarter. If the U.S. dollar continues to strengthen, there will be a continuing adverse impact on our future results.

Our corporate website is www.hain-celestial.com. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the SEC.

Results of Operations

Three months ended December 31, 2008

Net sales for the three months ended December 31, 2008 were $315.6 million, an increase of $39.3 million, or 14.2%, over net sales of $276.2 million in the December 31, 2007 quarter. Sales in North America increased $46.9 million, or 20.3%, from the year ago quarter, reflecting increases in sales of our grocery brands, including continued strong performance from Earth’s Best, and the addition of sales from the MaraNatha and SunSpire brands from our March 2008 nSpired Natural Foods acquisition. Sales at our Hain Pure Protein unit increased $37.5 million from the year ago period. Sales in Europe decreased $7.6 million, or 16.8%, primarily as a result of unfavorable changes in foreign currency exchange rates. Sales in local currencies at our continent-based operations were flat and the addition of sales from our April 2008 Daily Bread acquisition in the United Kingdom was offset by lower sales in our other United Kingdom-based operations.

Gross profit for the three months ended December 31, 2008 was $73.7 million, a decrease of $5.4 million from last year’s quarter. Gross profit as a percentage of net sales was 23.4% for the three months ended December 31, 2008 compared to 28.7% of net sales for the December 31, 2007 quarter. The decrease in gross profit percentage was attributable to a number of factors, as follows. Increased sales at our Hain Pure Protein unit, coupled with decreased gross margins resulting from higher feed costs and an unfavorable sales mix between antibiotic-free and conventional product unfavorably impacted gross margin by 380 basis points. Shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, such as consumer coupons, which are recorded as a reduction to sales, caused fluctuations in our gross margin percentage from period to period. Changes in product and customer mix in the United Kingdom resulted in a 70 basis point unfavorable impact on gross margin. During the second quarter of fiscal year 2009, we increased advertising, promotional and other discounts compared to the corresponding period of the prior fiscal year, negatively impacting gross margin by approximately 44 basis points. We also continued to experience an unfavorable impact related to under-absorbed overhead at our Fakenham frozen meat-free facility as a result of the expiration of a co-pack agreement with the former owner, impacting the gross profit ratio by approximately 82 basis points. Last year’s second quarter was impacted by approximately 75 basis points for start-up costs associated with the integration of the Haldane product line into Fakenham. During the three months ended December 31, 2008, we experienced higher input costs generally, including direct costs such as corn, wheat and fuel, and indirect costs, such as those passed through from our suppliers of packaging and other major components of our finished products. The Company estimates that commodity cost increases in our non-protein business of approximately $10.8 million (or 341 basis points) in the second quarter of 2009 versus the second quarter of 2008 were offset by favorable pricing of approximately $9.6 million (315 basis points) and productivity improvements of $3.0 million (95 basis points).

Selling, general and administrative expenses increased by $4.3 million, or 8.7%, to $54.2 million for the three months ended December 31, 2008 as compared to $49.9 million in the December 31, 2007 quarter. Selling, general and administrative expenses increased from last year’s quarter primarily as a result of $1.5 million of increased stock based compensation expense, $0.5 million of severance expense and a $1.4 million charge to settle a personal injury litigation matter. We incurred approximately $2.0 million of professional fees and other expenses in the second quarter of this year, compared to $1.7 million in last year’s second quarter, in connection with the previously disclosed investigation of our stock option practices. We anticipate that we will continue to incur additional costs in future periods for ongoing activity related to this matter. Selling, general and administrative expenses as a percentage of net sales decreased to 17.2% in the second quarter of fiscal 2009 as compared to 18.1% in the second quarter of last year, resulting from the increased sales contribution of Hain Pure Protein, which operates with a lower operating expense base, and continued focus on our cost structure.

Operating income was $19.5 million in the three months ended December 31, 2008 compared to $29.3 million in the December 31, 2007 quarter. The decrease in operating income resulted primarily from the decrease in gross profit and the increase in our selling, general and administrative expenses. Operating income as a percentage of net sales was 6.2% in the December 31, 2008 quarter compared with 10.6% in the December 31, 2007 quarter, principally as a result of the decrease in our gross profit ratio.

Interest and other expenses, net were $6.3 million for the three months ended December 31, 2008 compared to $4.3 million for the three months ended December 31, 2007. Interest expense totaled $4.3 million in this year’s second quarter, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and borrowings under our credit facility made to fund acquisitions and working capital needs. This was partially offset by $0.3 million of interest income earned in the current year’s quarter. Net interest expense in last year’s second quarter was approximately $3.0 million. Our net interest expense increased as a result of higher average borrowings during this year related to acquisitions funded in the latter part of fiscal 2008. We also experienced approximately $1.2 million of increased foreign exchange loss in this year’s second quarter.

Income before income taxes for the three months ended December 31, 2008 amounted to $13.2 million compared to $25.0 million in the comparable period of the prior year. This decrease was primarily attributable to the decrease in our operating income.

Our effective income tax rate was 38.5% for the three months ended December 31, 2008 compared to 37.6% for the three months ended December 31, 2007. The effective tax rate for the second quarter of fiscal 2009 was higher than the comparable period of the prior year as a result of changes in geographic income distribution. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Net income for the three months ended December 31, 2008 was $8.1 million compared to $15.6 million in the December 31, 2007 quarter. The decrease of $7.4 million in earnings was primarily attributable to the decrease in operating income.

Six months ended December 31, 2008

Net sales for the six months ended December 31, 2008 were $604.9 million, an increase of $91.4 million, or 17.8%, over net sales of $513.5 million in the December 31, 2007 six-month period. Sales in North America increased $95.9 million from the year ago period, reflecting strong performance by our grocery brands, including Earth’s Best, Imagine, Arrowhead Mills and Rosetto, and the addition of sales from the MaraNatha and SunSpire brands from our March 2008 nSpired Natural Foods acquisition. Sales at our Hain Pure Protein unit increased $63.0 million from the year ago period. Sales in Europe decreased $4.5 million, primarily as a result of unfavorable changes in exchange rates. Sales in local currencies at our continent-based operations increased 5.6% in the first six months. Sales in the United Kingdom increased as a result of the April 2008 acquisition of Daily Bread, which were offset by lower sales in our other United Kingdom-based operations.

Gross profit for the six months ended December 31, 2008 was $145.1 million, a decrease of $2.9 million from last year’s six-month period. Gross profit for the six months ended December 31, 2008 was 24.0% of net sales as compared to 28.8% of net sales for the December 31, 2007 period. The decrease in gross profit percentage was principally the result of a change in the mix of sales and product contribution and increased input costs which we were not able to fully offset with price increases and productivity improvements in the first quarter. Increased sales at our Hain Pure Protein unit, coupled with decreased gross margins resulting from higher feed costs and an unfavorable sales mix between antibiotic-free and conventional product unfavorably impacted gross margin by 344 basis points. Higher input costs continue to impact our overall business, both directly, as a result of increased commodity costs, such as corn, wheat, soybeans, canola oil, fruit and fuel, and indirectly, with the pass-through of costs from our suppliers of packaging and other major components of our finished products. The Company estimates that commodity cost increases in our non-protein business of approximately $24 million (or 391 basis points) in the first half of 2009 versus the first half of 2008 were partially offset by favorable pricing of approximately $11 million (179 basis points) and productivity improvements of $4 million (65 basis points). Changes in product and customer mix in the United Kingdom resulted in a 56 basis point unfavorable impact on gross margin. We also continued to experience an unfavorable impact related to under-absorbed overhead at our Fakenham frozen meat-free facility as a result of the expiration of a co-pack agreement with the former owner, impacting the gross profit ratio by approximately 84 basis points. Last year’s six month period was impacted by approximately 73 basis points for start-up costs associated with the integration of the Haldane product line into Fakenham.

Selling, general and administrative expenses increased by $10.3 million, or 10.2%, to $110.7 million for the six months ended December 31, 2008 compared to $100.4 million in the December 31, 2007 six-month period. Selling, general and administrative expenses increased from last year’s comparable period primarily as a result of $2.9 million of increased stock based compensation expense, $1.0 million of severance expense and a $1.4 million charge to settle a personal injury litigation matter. Selling, general and administrative expenses have also increased as a result of costs brought on by the businesses we acquired since the second quarter of fiscal 2008. Selling, general and administrative expenses as a percentage of net sales decreased to 18.3% in the first six months of fiscal 2008 as compared to 19.6% in the first six months of last year, resulting from the increased sales contribution of Hain Pure Protein, which operates with a lower operating expense base.

Operating income was $34.4 million in the six months ended December 31, 2008 compared to $47.6 million in the December 31, 2007 comparable period. Operating income as a percentage of net sales was 5.7% in the December 31, 2008 period compared with 9.3% in the six months ended December 31, 2007. The decrease in operating income is a result of the decrease in gross profit and increased selling, general and administrative expenses.

Interest and other expenses, net were $9.9 million for the six months ended December 31, 2008 compared to $5.3 million for the six months ended December 31, 2007. Interest expense totaled $8.2 million in this year’s first six months, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and borrowings under our credit facility made to fund acquisitions and working capital needs, and was partially offset by $0.6 million of interest income earned. Interest expense in last year’s first six months was approximately $6.6 million and was partially offset by interest income earned of $1.0 million. Our net interest expense increased as a result of higher average borrowings during this year related to acquisitions funded in the latter part of fiscal 2008. We experienced approximately $1.4 million of increased foreign exchange losses in the first six months of fiscal 2009. We recognized a gain of approximately $2.0 million in the first quarter of fiscal 2008 on the sale of an equity interest in a joint venture which manufactures rice cakes in Belgium.

Income before income taxes for the six months ended December 31, 2008 amounted to $24.6 million compared to $42.3 million in the comparable period of the prior year. This decrease was primarily attributable to the decrease in operating income.

Our income tax expense was $9.4 million for the six months ended December 31, 2008, an effective income tax rate of 38.3%, compared to $15.9 million for the six months ended December 31, 2007, an effective income tax rate of 37.6%. The effective tax rate for the first six months of fiscal 2009 was higher than the comparable period in the prior year as a result of changes in geographic income distribution. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Net income for the six months ended December 31, 2008 was $15.2 million compared to $26.4 million for the six months ended December 31, 2007. The decrease of $11.2 million in net income was attributable to the decrease in gross profit and increased operating and other expenses.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance was $49.9 million at December 31, 2008, a decrease of $8.6 million from the end of fiscal 2008. Net cash used in operating activities was $16.9 million for the first six months of fiscal 2009, compared to net cash provided by operating activities of $11.0 million in the six months ended December 31, 2007. The increased cash used in operations in fiscal 2009 resulted from a decrease in net income and non-cash items provided by operations of approximately $6.2 million and an increase in cash used for the changes in operating assets and liabilities of approximately $21.7 million in the current period as compared to the prior year comparable period. The change in operating assets and liabilities primarily resulted from increased inventories. Our inventories increased approximately $37.1 million in the first six months of the fiscal year, but are $2.8 million lower than at the end of our first quarter of fiscal 2009. The increase during the first six months of the fiscal year includes a seasonal increase of fresh ingredients to support the increasing demand for our Earth’s Best brand, increased inventory to support the sales growth of our Spectrum brand and increased inventories at Hain Pure Protein. Our working capital increased to $275.5 million at December 31, 2008 compared with $246.7 million at June 30, 2008.

In the six months ended December 31, 2008, we used $6.0 million of cash in investing activities. This consisted of $6.2 million of capital expenditures and $0.4 million of payments related to prior acquisitions, which was partially offset by $0.6 million of proceeds from disposals of equipment. We used $21.6 million of cash in investing activities in the six months ended December 31, 2007. This included $20.1 million of cash used for the acquisitions of TenderCare International, Inc. and the assets and business of Plainville Turkey Farm Inc., and $7.9 million of capital expenditures. These uses were partially offset by $2.4 million of proceeds from the sale of a joint venture interest in a rice cake business in Belgium and the repayment of a $2.0 million loan that we had made to that joint venture.

Net cash of $16.7 million was provided by financing activities for the six months ended December 31, 2008 compared to $6.0 million used in financing activities for the six months ended December 31, 2007. The increase was due principally to an increase in the proceeds from exercises of stock options to $5.3 million in the first half of fiscal 2009 from $1.0 million in fiscal 2008 and $11.5 million of borrowings drawn under our Credit Facility for the six months ended December 31, 2008 compared to $4.0 million of debt repaid during the first half of fiscal 2008. The drawings under our credit facility in the first half of fiscal 2009 were used to fund the working capital needs of our Hain Pure Protein unit.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2008, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We have $150 million in aggregate principal amount of senior notes outstanding due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2008, there were $167.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

We expect that our cash on hand of $49.9 million at December 31, 2008, projected cash flows from operations and availability under our credit facility to be sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.

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

Inflation

Inflation has caused increased ingredient, fuel, labor and benefits costs and in some cases has materially increased our operating expenses. When measured against the prior year’s comparable quarter, inflation in input costs was approximately $13.2 million. We were able to partially offset this impact with productivity improvements and price increases during the current year’s quarter. For more information regarding ingredient costs, see Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk—Ingredient Inputs Price Risk, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as amended.

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

Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; our ability to effectively integrate our acquisitions; competition; availability and retention of key personnel; our reliance on third party distributors, manufacturers and suppliers; changes in customer preferences; international sales and operations; the resolution of the SEC inquiry and litigation regarding our stock option practices; changes in, or the failure to comply with, government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the annual report on Form 10-K, for the fiscal year ended June 30, 2008, as amended. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended December 31, 2008 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended.

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

Part II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Recent Disruptions in the Overall Economy and the Financial Markets may Adversely Impact Our Business and Results of Operations

Economic and market conditions have deteriorated significantly in the locations in which the Company operates, which include the United States, Canada and Europe, and these difficult conditions may continue to exist for the foreseeable future. This deterioration may impact customer and consumer demand for the Company’s products and the Company’s ability to manage normal commercial relationships with its customers, suppliers and creditors. Consumers may shift purchases to lower-priced or other value offerings during economic downturns, which may adversely affect our results of operations. Additionally, distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers and the financial conditions of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, may adversely affect us as well. If any of these events occur, or if the unfavorable economic conditions continue, our sales and profitability could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)		(b)	(c)	(d)
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans(2)
November 2008	1,892	(1)	$16.41	—	900,300

Total	1,892		$16.41	—	900,300

(1)	Shares withheld for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 6.	EXHIBITS

The Company’s Amended Annual Report on Form 10-K/A related to the fiscal year ended June 30, 2008, inadvertently contained an exhibit list that was not current. The exhibit list below includes the updated exhibit list, including those exhibits required for this Quarterly Report on Form 10-Q and those that should have been included in the exhibit list for the Form 10-K/A.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

4.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

4.5	2000 Directors Stock Option Plan (incorporated by reference to Annex G to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.5.1	Amendment No. 1 to 2000 Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-111881) filed with the Commission on January 13, 2004).

4.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-140180) filed with the Commission on January 24, 2007.

4.7	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.1.1	Amendment No. 1 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Commission on May 12, 2008).

10.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.3	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.5	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.6	Description of compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2008).

10.7	Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.8	Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.9	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.10	Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.11	Form of Restricted Stock Agreement with Mitchell Ring under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.12	Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.13	License Agreement, dated as of July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 19, 2008).

10.14	Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.15	Form of the Change in Control Agreements between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.16	Form of the Offer Letter Amendments between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

(a)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: February 9, 2009	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief Executive Officer

Date: February 9, 2009	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and Chief Financial Officer