Form 10-Q
period 2009-03-31
HAIN CELESTIAL GROUP INC
filed 2009-05-11
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 5, 2009 there were 40,682,938 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2009	June 30, 2008
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$27,784	$58,513
Accounts receivable, less allowance for doubtful accounts of $2,091 and $2,068	128,595	118,867
Inventories	204,599	175,667
Deferred income taxes	13,277	12,512
Other current assets	26,401	27,482

Total current assets	400,656	393,041

Property, plant and equipment, net	142,336	159,089
Goodwill	454,197	550,238
Trademarks and other intangible assets, net	154,366	136,861
Other assets	18,714	20,155

Total assets	$1,170,269	$1,259,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$140,045	$145,186
Income taxes payable	4,735	907
Current portion of long-term debt	289	222

Total current liabilities	145,069	146,315

Long-term debt, less current portion	291,044	308,220
Deferred income taxes and other liabilities	19,356	31,536

Total liabilities	455,469	486,071

Commitments and contingencies

Minority interest	29,134	30,502
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 41,551,051 and 41,106,078 shares	415	411
Additional paid-in capital	500,474	488,650
Retained earnings	211,020	237,008
Accumulated other comprehensive income (loss)	(10,725)	32,215

	701,184	758,284
Less: 948,064 and 945,590 shares of treasury stock, at cost	(15,518)	(15,473)

Total stockholders’ equity	685,666	742,811

Total liabilities and stockholders’ equity	$1,170,269	$1,259,384

Note: The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales	$267,723	$264,632	$872,601	$778,110
Cost of sales	204,933	195,910	664,722	561,393

Gross profit	62,790	68,722	207,879	216,717

Selling, general and administrative expenses	49,954	51,291	160,636	151,719
Impairment of goodwill and other intangibles	52,567	—	52,567	—

Operating income (loss)	(39,731)	17,431	(5,324)	64,998

Interest and other expenses, net	1,072	3,528	10,925	8,799

Income (loss) before income taxes	(40,803)	13,903	(16,249)	56,199
Provision for income taxes	347	5,588	9,739	21,482

Net income (loss)	$(41,150)	$8,315	$(25,988)	$34,717

Net income (loss) per share:
Basic	$(1.01)	$0.21	$(0.64)	$0.87

Diluted	$(1.01)	$0.20	$(0.64)	$0.83

Weighted average common shares outstanding:
Basic	40,555	40,101	40,415	40,058

Diluted	40,555	41,588	40,415	41,837

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2009

(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
	Shares	Amount at $.01	Paid-in Capital	Retained Earnings	Treasury Stock		Comprehensive
					Shares	Amount	Income (Loss)	Total
Balance at July 1, 2008	41,106,078	$411	$488,650	$237,008	945,590	$(15,473)	$32,215	$742,811

Issuance of common stock pursuant to stock compensation plans	319,337	3	5,278					5,281

Issuance of common stock in connection with license agreement	125,636	1	1,801					1,802

Tax benefit from exercise of stock options			290					290

Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					2,474	(45)		(45)

Non-cash compensation charge			4,455					4,455

Net loss				(25,988)				(25,988)

Translation adjustments							(42,300)	(42,300)

Unrealized loss on available for sale investment, net of tax							(640)	(640)

Balance at March 31, 2009	41,551,051	$415	$500,474	$211,020	948,064	$(15,518)	$(10,725)	$685,666

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)	$(25,988)	$34,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill and other intangibles	52,567	—
Depreciation and amortization	16,259	14,377
Deferred income taxes	(5,038)	—
Non-cash compensation	4,455	(144)
Gain on sale of businesses	—	(2,003)
Tax benefit from stock options	290	275
Other non-cash items, net	(1,816)	2,012
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(17,300)	(29,597)
Inventories	(34,025)	(15,437)
Other current assets	895	(23)
Other assets	(3,017)	(2,325)
Accounts payable and accrued expenses	982	12,287
Income taxes	2,293	7,028

Net cash provided by (used in) operating activities	(9,443)	21,167

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(10,047)	(11,276)
Proceeds from disposals of property and equipment	643	671
Acquisitions of businesses, net of cash acquired	(324)	(68,241)
Proceeds from sale of businesses	—	3,783
Loan to affiliate	—	2,025

Net cash used in investing activities	(9,728)	(73,038)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options	5,281	1,598
Drawings (repayments) under bank revolving credit facility	(17,000)	78,000
Repayments of other long-term debt, net	(100)	(410)
Investments by and advances from minority shareholder in joint venture	2,906	2,368
Shares withheld for payment of employee payroll taxes	(45)	(2,728)

Net cash provided by (used in) financing activities	(8,958)	78,828

Effect of exchange rate changes on cash	(2,600)	(743)

Net increase (decrease) in cash and cash equivalents	(30,729)	26,214
Cash and cash equivalents at beginning of period	58,513	60,518

Cash and cash equivalents at end of period	$27,784	$86,732

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead “A Healthy Way of Life.™“ We are a leader in many of the top natural food categories, with such well-known food brands as Celestial Seasonings®, Earth’s Best®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Gluten Free Café™, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Harry’s Premium Snacks®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat®, Granose® and TofuTown®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Orjene®, Shaman Earthly Organics®, Heather’s®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. The Company’s principal specialty product lines include Estee® sugar-free products and Alba® non-fat dry milk and flavored shakes. Our natural and organic antibiotic-free chicken is marketed under the FreeBird™ brand, our antibiotic-free turkey is marketed under the Plainville Farms® brand and our kosher antibiotic-free chicken and turkey is marketed under the Kosher Valley™ brand.

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

2. BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. Please refer to the footnotes to our consolidated financial statements as of June 30, 2008 and for the year then ended included in our Annual Report on Form 10-K, as amended, for information not included in these condensed footnotes.

3. EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS No. 128). Basic earnings per share excludes the dilutive effects of options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(41,150)	$8,315	$(25,988)	$34,717

Denominator for basic earnings per share - weighted average shares outstanding during the period	40,555	40,101	40,415	40,058

Effect of dilutive stock options and unvested restricted stock	—	1,487	—	1,779

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	40,555	41,588	40,415	41,837

Basic net income (loss) per share	$(1.01)	$0.21	$(0.64)	$0.87

Diluted net income (loss) per share	$(1.01)	$0.20	$(0.64)	$0.83

Anti-dilutive stock options, restricted stock and restricted stock units totaling 4,712,000 for the three months and 3,187,000 for the nine months ended March 31, 2009 and 744,000 for the three months and 296,000 for the nine months ended March 31, 2008 were excluded from our earnings per share calculations. Diluted net loss per share excludes 117,000 for the three months and 650,000 for the nine months ended March 31, 2009 of stock options, restricted stock and restricted stock units because they do not have a dilutive effect due to the Company’s net loss.

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income, changes in unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments, and is included in the Condensed Consolidated Statement of Stockholders’ Equity. The components of comprehensive income are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(41,150)	$8,315	$(25,988)	$34,717
Other comprehensive income:
Foreign currency translation adjustment	(5,393)	(661)	(42,300)	9,238
Change in unrealized loss on available-for-sale investment, net of tax	(240)	—	(640)	—

Comprehensive income (loss)	$(46,783)	$7,654	$(68,928)	$43,955

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2009	June 30, 2008
Finished goods	$129,227	$105,684
Raw materials, work-in-progress and packaging	75,372	69,983

	$204,599	$175,667

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2009	June 30, 2008
Land	$13,771	$12,356
Buildings and improvements	48,036	58,332
Machinery and equipment	143,965	148,099
Furniture and fixtures	6,927	7,430
Leasehold improvements	3,467	3,420
Construction in progress	10,380	9,195

	226,546	238,832

Less: Accumulated depreciation and amortization	84,210	79,743

	$142,336	$159,089

7. GOODWILL AND OTHER INTANGIBLE ASSETS

We recognized non-cash impairment charges for goodwill and other intangibles of $52.6 million during the third quarter of fiscal 2009. The charges included $49.6 million for goodwill, net of $7.6 million attributed to the minority interest of our Hain Pure Protein joint venture, and $3.0 million for other intangibles, as described below.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. The Company completed its annual impairment analysis during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of that analysis. Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, coupled with challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at March 1, 2009. Accordingly, the Company performed the first step of its interim goodwill impairment test for each of its six reporting units. For purposes of this analysis, our estimates of fair values are based on a combination of the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices. The income approach requires that assumptions be made for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments by management. As a result of this step one analysis, the Company determined that the carrying value of its Protein and Europe reporting units exceeded their estimated fair values, indicating potential goodwill impairment existed. Having determined that the goodwill of these two reporting units was potentially

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

impaired, the Company began performing the second step of the goodwill impairment analysis which involves calculating the implied fair value of its goodwill by allocating the estimated fair value of a reporting unit to its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. Accordingly, during the third quarter of fiscal 2009, the Company recognized an estimated pre-tax non-cash goodwill impairment charge of $49.6 million, net of $7.6 million attributed to the minority interest of its Hain Pure Protein joint venture, to write off all of the goodwill related to its Protein and Europe reporting units. The non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

Due to the complexities involved in determining the fair value of the goodwill of each reporting unit, the Company recorded this charge based on a preliminary assessment and will continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to the reporting units’ assets and liabilities. The Company currently expects to finalize its goodwill impairment analysis during its fourth fiscal quarter. There may be adjustments to the goodwill impairment charge, which may be material, when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the fiscal year ended June 30, 2009.

Changes in the carrying amount of goodwill for the nine months ended March 31, 2009 were as follows:

Balance as of July 1, 2008	$550,238
Impairment	(57,166)
Reallocations to tangible and intangible assets	(20,603)
Translation and other adjustments, net	(18,272)

Balance as of March 31, 2009	$454,197

Included in translation and other adjustments during the nine months ended March 31, 2009 are the impacts of changes in foreign currency exchange rates on goodwill and adjustments to our estimates of fair value of net assets acquired.

In April 2009, the Company was informed by the exclusive customer of its fresh prepared sandwich business in the United Kingdom that the customer’s purchases from the Company would be significantly reduced in phases beginning July 2009, with further reductions through April 2010, after which the Company could potentially supply certain specialty food-to-go products which are currently in a test phase with this customer. In accordance with the provisions of SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets,” the Company performed an impairment test on the related intangible asset, which was being amortized. The projected undiscounted future cash flows related to this customer relationship were determined to be less than the carrying value, and as a result, the Company recognized a full impairment loss of $3.0 million in the third quarter of fiscal 2009.

In February 2009, the Company entered into a License and Promotion Agreement with Martha Stewart Living Omnimedia, Inc. (“MSLO”) for the use of a trademark, Martha Stewart Clean™, and the Martha Stewart name in connection with the marketing and sale of natural home cleaning solutions. In connection with the license agreement, the Company issued 125,636 shares of its common stock in exchange for the use of the trademark for the five-year term. If certain sales targets are met, additional shares will be issued and the agreement will be extended for up to ten additional years. The Company is also required to pay royalties based on net sales and required to spend certain amounts on advertising and promotion of the products. The fair value of the shares issued was $1.8 million based on the market price of our common stock on the date of issuance and is being amortized on a straight-line basis over the initial five-year term. Products contemplated by this agreement are expected to be launched in the first half of fiscal 2010.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

At March 31, 2009, included in trademarks and other intangible assets on the balance sheet is approximately $11.3 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2009		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Other intangibles	$19,428	$8,144	$22,609	$6,192

Non-amortized intangible assets:

Trademarks	$149,747	$6,665	$127,165	$6,721

Amortization of finite-lived intangible assets amounted to $2.4 million in the nine months ended March 31, 2009. The expected aggregate amortization expense in each of the next five fiscal years is $3.1 million in 2009, $2.7 million in 2010, $2.5 million in 2011, $2.1 million in 2012 and $1.4 million in 2013.

8. ACQUISITIONS AND DISPOSALS

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. In fiscal 2008, our acquisitions included the following:

On April 2, 2008, we acquired Daily Bread, Ltd., a London-based producer of branded fresh prepared foods for the foodservice channel in the United Kingdom, for approximately $37.4 million in cash, including transaction costs. The acquisition of Daily Bread broadens our existing prepared foods operations with a branded fresh platform which we expect will strengthen our ability to expand our fresh operations across the United Kingdom and Europe. The purchase price excludes contingency payments we may be obligated to pay related to the achievement by the acquired business of certain financial targets over an approximate two-year period following the date of acquisition. Such payments, which could total £5.0 million (approximately $7.1 million at the March 31, 2009 exchange rate), will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company assigned $16.3 million to identifiable intangible assets, of which $4.5 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $16.1 million and was recorded as goodwill, which is not deductible for tax purposes.

On March 10, 2008, Hain Pure Protein Corporation (“Hain Pure Protein”), a 50.1% owned subsidiary, acquired certain assets including the turkey production facility and distribution center of Pilgrim’s Pride Corporation in New Oxford, Pennsylvania for a total consideration of $19.1 million in cash, including transaction costs. This acquisition provides additional scale with the capacity to meet increasing volume demands and expands our ability to offer branded, premium poultry products. The purchase price for the acquisition was allocated to the fair values of the tangible assets and liabilities acquired. The excess of the purchase price over the estimated fair value of the net assets acquired was $8.7 million and was recorded as goodwill, which is deductible for tax purposes.

On March 6, 2008, we acquired nSpired Natural Foods, Inc., with its MaraNatha and SunSpire brands, for approximately $37.6 million in cash, including transaction costs. MaraNatha is a leading brand of natural and organic nut butters and SunSpire is a leader in natural and organic chocolate products. The addition of MaraNatha is expected to strengthen our position in the growing nut butter category and SunSpire provides us entry into the natural candy category. In connection with the acquisition, the Company approved employee termination and exit costs relating to the acquired business in the amount of $1.5 million, which were recorded as costs of the acquisition. During fiscal 2008 we utilized $0.2 million and during the first nine months of fiscal 2009, we utilized $1.2 million of this reserve. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company assigned $17.1 million to identifiable intangible assets, of which $2.1 million has been assigned a finite life and is being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $8.2 million and was recorded as goodwill, which is not deductible for tax purposes.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

On December 7, 2007, we acquired TenderCare International, Inc., a marketer and distributor of chlorine-free and gel-free natural diapers and baby wipes under the TenderCare and Tushies brand names, for approximately $3.9 million in cash, including transaction costs. The acquisition is expected to strengthen our position in the natural and organic sector with the expansion into diapers and wipes. The purchase price was allocated to the tangible and intangible assets acquired, including $4.8 million of goodwill, which is not deductible for tax purposes.

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

	Three months ended March 31, 2008	Nine months ended March 31, 2008
Net sales	$278,261	$836,614

Net income	$8,495	$35,065

Earnings per share:
Basic	$0.21	$0.88

Diluted	$0.20	$0.84

Weighted average shares:
Basic	40,101	40,058

Diluted	41,588	41,837

This information has not been adjusted to reflect any changes in the operations of these businesses subsequent to their acquisition by us or any other changes. Net sales and net income amounts in the pro forma table have not been adjusted to reflect subsequent changes in foreign exchange rates, which have weakened significantly, used to translate the results of our foreign operations into U.S. dollars. Changes in the operation of these acquired businesses include, but are not limited to, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

In August 2007, we completed the sale of our interest in a joint venture in Belgium that manufactured and sold rice cakes and was accounted for using the equity method. We recognized a pre-tax gain of approximately $2.0 million in connection with the sale in the first quarter of fiscal 2008, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statement of operations.

In September 2007, we sold our minority interest in Halo, Purely for Pets, Inc. for approximately $1.7 million. This investment was made in June 2006 and accounted for using the equity method. The Company recognized pretax income of $0.3 million on the sale, which is included in “Interest and other expenses, net” in the accompanying condensed consolidated statement of operations.

9. SENIOR NOTES AND CREDIT FACILITY

We have $150 million in aggregate principal amount of senior notes outstanding due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2009, there were $138.5 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature. We were in compliance with all of the covenants as of March 31, 2009.

10. INCOME TAXES

During the nine months ended March 31, 2009, the Company’s unrecognized tax benefits decreased by $0.1 million to $2.2 million, primarily as a result of settlement with the Internal Revenue Service for their examination of our tax return for our fiscal year 2004. Of the remaining amount, $0.3 million would impact the effective tax rate, if recognized. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made.

11. STOCK BASED COMPENSATION

We have various stock based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees, consultants and non-employee directors.

During the nine months ended March 31, 2009, 223,587 shares of restricted stock were granted with an estimated grant date value of $2.8 million. In addition, 816,574 stock options were granted with an estimated fair value of $3.62 per share, using the Black-Scholes option pricing model based on a risk-free rate of 1.9%, expected volatility of 32.2%, an expected life of 4.75 years and a dividend yield of 0.0%.

The Company recorded stock based compensation expense of $1.6 million for the three months and $4.5 million for the nine months ended March 31, 2009 and $(0.1) million for the three months and $0.3 million for the nine months ended March 31, 2008 in selling, general, and administrative expenses in its condensed consolidated statements of operations. At March 31, 2009, there was $15.5 million of unrecognized stock based compensation expense, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 1.7 years.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

A summary of our stock option plans’ activity for the nine months ended March 31, 2009 follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2008	6,094,221	$21.55
Granted	816,574	11.76
Exercised	(309,737)	17.06
Cancelled and expired	(748,291)	20.87

Options outstanding March 31, 2009	5,852,767	20.59	4.34	$3,708

Options exercisable at March 31, 2009	4,445,354	$20.91	3.64	$1,683

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the nine month period ended March 31, 2009 and the exercise price) that would have been received by the option holders had all options been exercised on March 31, 2009. This value will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the nine months ended March 31, 2009 was $2.6 million. During the first nine months of fiscal year 2009, the cash received from stock option exercises was $5.3 million. The tax benefit expected to be realized from the tax deductions for stock option exercises totaled $1.1 million for the nine months ended March 31, 2009 and is reflected as a component of shareholders’ equity in the consolidated balance sheet.

Restricted stock

Restricted stock awards at March 31, 2009 and activities during fiscal 2009 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2008	409,004	$30.14
Granted	223,587	$12.49
Vested	(9,600)	$29.95
Forfeited	(2,375)	$29.99

Non-vested restricted stock and units – March 31, 2009	620,616	$23.33

Compensation expense related to restricted stock awards of $3.1 million is included in selling, general and administrative expenses for the nine months ended March 31, 2009.

At March 31, 2009, $9.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.6 years.

There were 776,068 shares of Common Stock reserved for future issuance in connection with stock based awards as of March 31, 2009.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

12. RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

During the third quarter of fiscal 2009, we initiated a plan to streamline and integrate the back office and warehousing operations of our personal care operations into other locations we operate. As a result, we recorded costs of $3.0 million related to this plan, including $0.8 million for severance and benefits, $1.1 million of non-cash costs for impairment of the carrying value of fixed assets, $0.7 million of additional Stock Keeping Unit (“SKU”) rationalization costs and $0.4 million of other exit costs.

During fiscal 2008, we implemented a SKU rationalization and reorganization, principally in our personal care locations, and recorded charges of $10.8 million. The SKU rationalization resulted from our review of the positioning of the personal care products operations we acquired during the last several years. The review included identification of SKUs which we believe should be eliminated based on their low volume of sales or insufficient margins, development of a plan to optimize the production of product between the Company’s own manufacturing facilities and those of outside contract manufacturers and implementation of the optimal organization structure to position the unit for future growth. During the nine months ended March 31, 2009, additional costs of $0.7 million were charged to cost of sales for facility exit costs and severance and $1.1 million to selling, general and administrative expense for severance. The total amount recorded to date is $12.6 million.

The following table summarizes the components of these restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of March 31, 2009:

	Severance and Personnel Costs	Asset Write-downs	Other Exit Costs	Total
Accrued at July 1, 2008	$1,165			$1,165
Charged to expense in fiscal 2009	2,163	$1,055	$815	$4,033
Amounts utilized	(2,717)	(1,055)	(649)	(4,421)

Accrued at March 31, 2009	$611	—	$166	$777

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Net sales:
United States	$221,814	$209,490	$716,497	$608,470
Canada	12,784	13,303	41,177	41,519
Europe	33,125	41,839	114,927	128,121

	$267,723	$264,632	$872,601	$778,110

Earnings (loss) before income taxes (1):
United States	$5,869	$12,767	$32,979	$45,749
Canada	151	2,012	2,902	5,343
Europe	(46,823)	(876)	(52,130)	5,107

	$(40,803)	$13,903	$(16,249)	$56,199

(1)	Earnings (loss) before income taxes in 2009 include estimated non-cash impairment charges of $7.6 million in the United States and $45.0 million in Europe.

	March 31, 2009	June 30, 2008
Long-lived assets:
United States	$697,451	$714,383
Canada	48,736	60,512
Europe	23,426	91,448

	$769,613	$866,343

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

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, and herein referred to as “we”, “us”, and “our”) manufacture, market, distribute and sell natural, organic, specialty and snack food products and natural personal care products, under brand names which are sold as “better-for-you” products. We are a leader in many of the top natural food and personal care products categories. We operate in one segment, the manufacturing, distribution and marketing of natural and organic products, including food, beverage and personal care products. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. We manufacture internationally and our products are sold in more than 50 countries. Our brand names are well recognized in the various market categories they serve.

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

The United States as well as worldwide economies have recently experienced adverse conditions, which may further decline. These adverse conditions have caused, and may continue to cause, customers and consumers to take a conservative position and further reduce their inventories. In response, we continue to introduce new, innovative products, seeking to provide consumers with better-for-you products at reasonable prices. In addition, we utilized and have recently increased our marketing support, using consumption-orientated programs and consumer coupons to drive sales. We have also been challenged in recent quarters by rising input costs. We strive to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers. During the second and third quarters of fiscal 2009, we implemented workforce reductions and other cost reduction initiatives aimed at lowering our operating expenses in response to the current environment. We will continue to monitor our costs and evaluate the need for additional actions. In light of these economic conditions, we have experienced moderated sales growth, which we expect will continue, but may be subject to further fluctuation.

As we previously announced, our 50.1%-owned Hain Pure Protein unit converted its Plainville, New York facility to meet the growing demand for natural, antibiotic-free, vegetarian-fed, kosher poultry products. The Company’s first kosher products, under the Kosher Valley™ brand, were processed in late April. To accommodate this conversion, the Plainville production of antibiotic-free turkeys and turkey products was integrated into Hain Pure Protein’s New Oxford, Pennsylvania facility. The integration of the existing Plainville production into New Oxford is expected to generate additional cost benefits. Hain Pure Protein has been challenged in recent quarters by higher feed costs and softening prices, particularly in the market for conventional (non-antibiotic-free) turkey products. Hain Pure Protein is in the process of de-emphasizing sales of lower margin conventional turkey and chicken products while it focuses on antibiotic-free products to improve its mix of sales for future periods.

In the United Kingdom, we are addressing the challenges of the under-utilization of our Fakenham production facility with new frozen meat-free and dessert products, which we expect will bring new sales into that plant. We are also undertaking to recover the volume decline resulting from the phased reduction of a supply arrangement with the exclusive customer for products from our fresh-prepared food-to-go factory. We have introduced a new brand, Pick-Me (under license) targeted at new retail customers and seek to further expand our recently acquired Daily Bread brand. We are also in discussions with numerous British retailers to become a supplier of their food-to-go products.

In addition to ongoing weak global economic conditions, we have been unfavorably impacted by changes in exchange rates with the significant strengthening of the U.S. dollar since the end of our last fiscal year. If the U.S. dollar continues to strengthen, there will be a continuing adverse impact on our future results.

During the quarter ended March 31, 2009, based on a combination of factors, including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, coupled with challenging macro-economic conditions, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis. Although we have not yet completed this analysis, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we recognized non-cash impairment charges for goodwill and other intangibles of $52.6 million during the third quarter of fiscal 2009. We currently expect to finalize the goodwill impairment analysis during our fourth fiscal quarter. There could be adjustments to the goodwill impairment charge, which could be material, when the goodwill impairment test is completed.

Our corporate website is www.hain-celestial.com. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the SEC.

Results of Operations

Three months ended March 31, 2009

Net sales for the three months ended March 31, 2009 were $267.7 million, an increase of $3.1 million, or 1.2%, over net sales of $264.6 million in the March 31, 2008 quarter. The weakening of foreign currencies decreased reported sales by $12.7 million, or 4.8%. Sales were also impacted by distributors and retailers inventory de-stocking efforts and the peanut recall in the United States. Sales in North America increased $11.8 million, or 5.3%, from the year ago quarter, reflecting increases in sales of our grocery brands, including continued strong performance from Earth’s Best, and the addition of sales from the MaraNatha and SunSpire brands from our March 2008 nSpired Natural Foods acquisition. Sales at our Hain Pure Protein unit increased $9.3 million, or 44%, from the year ago period. Sales in Europe decreased $8.7 million, or 20.8%, primarily as a result of unfavorable changes in foreign currency exchange rates. Sales in local currencies at our continent-based operations increased 5.2% and sales in our United Kingdom-based operations increased 8.4% in local currency, excluding the addition of sales from our April 2008 Daily Bread acquisition.

Gross profit for the three months ended March 31, 2009 was $62.8 million, a decrease of $5.9 million from last year’s quarter. Gross profit as a percentage of net sales was 23.5% for the three months ended March 31, 2009 compared to 26.0% of net sales for the March 31, 2008 quarter. The decrease in gross profit was primarily attributable to the increased sales at our Hain Pure Protein unit, which, coupled with an unfavorable sales mix between higher margin antibiotic-free and conventional product and decreased gross margins resulting from higher feed costs, unfavorably impacted gross margin by 360 basis points. We continue to experience an unfavorable impact related to under-absorbed overhead at our Fakenham frozen meat-free facility as a result of the expiration of a co-pack agreement with the former owner, impacting gross profit by approximately $1.5 million, or 54 basis points. Last year’s third quarter was impacted by approximately $1.8 million (67 basis points) for start-up costs associated with the integration of the Haldane product line into the Fakenham facility. The timing of advertising, promotional and other discounts, such as consumer coupons, which are recorded as a reduction to sales, may cause fluctuations in our gross margin percentage from period to period. Increased advertising, promotional and other discounts compared to the corresponding period of the prior fiscal year negatively impacted gross margin by approximately 66 basis points in this year’s third quarter. These gross margins reductions were offset by the performance of our US-based operations (other than HPP) where margins improved by 132 basis points. The increases in input costs we experienced in recent quarters have begun to ease and have been offset by favorable pricing and productivity improvements.

Selling, general and administrative expenses decreased by $1.3 million, or 2.6%, to $50.0 million for the three months ended March 31, 2009 as compared to $51.3 million in the March 31, 2008 quarter. Selling, general and administrative expenses decreased from last year’s quarter primarily as a result of the restructuring actions previously taken and a $3.0 million insurance reimbursement recorded for professional fees previously incurred in connection with the investigation of our stock option practices. These were partially offset by $2.0 million of increased stock based compensation expense. Selling, general and administrative expenses as a percentage of net sales decreased to 18.7% in the third quarter of fiscal 2009 as compared to 19.4% in the third quarter of last year, resulting from the decrease in total selling, general and administrative costs and the increased sales contribution of Hain Pure Protein, which operates with a lower operating expense base.

We recognized non-cash impairment charges for goodwill and other intangibles of $52.6 million during the third quarter of fiscal 2009. The charges included $49.6 million for goodwill, net of minority interest of $7.6 million, and $3.0 million for other intangibles, as described below.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. The Company completed its annual impairment analysis during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of that analysis. Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, coupled with challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at March 1, 2009. Accordingly, the Company performed an interim first step of its goodwill impairment test for each of its six reporting units. For purposes of this analysis, our estimates of fair values are based on a combination of the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices. The income approach requires that assumptions be made for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments by management. As a result of this step one analysis, the Company determined that the carrying value of its Protein and Europe reporting units exceeded their estimated fair values, indicating potential goodwill impairment existed. Having determined that the goodwill of these two reporting units was potentially impaired, the Company began performing the second step of the goodwill impairment analysis which involves calculating the implied fair value of its goodwill by allocating the estimated fair value of a reporting unit to its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. Accordingly, during the third quarter of fiscal 2009, the Company recognized an estimated pre-tax non-cash goodwill impairment charge of $49.6 million, net of $7.6 million attributed to the minority interest of its Hain Pure Protein joint venture, to write off all of the goodwill related to its Protein and Europe reporting units. The non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

Due to the complexities involved in determining the fair value of the goodwill of each reporting unit, the Company recorded this charge based on a preliminary assessment and will continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to the reporting units’ assets and liabilities. The Company currently expects to finalize its goodwill impairment analysis during its fourth fiscal quarter. There may be adjustments to the goodwill impairment charge, which may be material, when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the fiscal year ended June 30, 2009.

In April 2009, the Company was informed by the exclusive customer of its fresh prepared sandwich business in the United Kingdom that the customer’s purchases from the Company would be significantly reduced in phases beginning July 2009, with further reductions through April 2010, after which the Company could potentially supply certain specialty food-to-go products which are currently in a test phase with this customer. In accordance with the provisions of SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets,” the Company performed an impairment test on the related intangible asset, which was being amortized. The projected undiscounted future cash flows related to this customer relationship were determined to be less than the carrying value, and as a result, the Company recognized a full impairment loss of $3.0 million in the third quarter of fiscal 2009.

We had an operating loss of $39.7 million in the three months ended March 31, 2009 compared to operating income of $17.4 million in the March 31, 2008 quarter. The decrease in operating income resulted primarily from the goodwill and intangibles impairment charges.

Interest and other expenses, net were $1.1 million for the three months ended March 31, 2009 compared to $3.5 million for the three months ended March 31, 2008. Interest expense totaled $3.4 million in this year’s third quarter, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and borrowings under our credit facility made to fund acquisitions and working capital needs. We also incurred $0.6 million for a settlement of a pre-acquisition contingency which could not be estimated at the time of the acquisition and $0.4 million of foreign exchange costs. This was offset by $3.4 million of minority interest income related to losses in the Company’s Hain Pure Protein joint venture. Net interest expense in last year’s third quarter was approximately $2.9 million. Our net interest expense increased as a result of higher average borrowings during this year related to acquisitions funded in the latter part of fiscal 2008.

In the third quarter of fiscal 2009, we recognized tax expense of $0.3 million on a pre-tax loss of $40.8 million. The tax provision was impacted by the impairment losses recognized, of which approximately $40.7 million is nondeductible for tax purposes, and which are treated as discrete tax items, which do not factor into the calculation of our estimated annual effective tax rate. Our effective income tax rate related to income before tax excluding these discrete items was 38.3% for the three months ended

March 31, 2009. Our effective income tax rate was 40.2% for the three months ended March 31, 2008. The effective tax rate for the third quarter of fiscal 2009 was lower than the comparable period of the prior year as a result of changes in geographic income distribution. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

We had a net loss for the three months ended March 31, 2009 of $41.2 million compared to net income of $8.3 million in the March 31, 2008 quarter. The decrease in earnings was primarily attributable to the impairment charges.

Nine months ended March 31, 2009

Net sales for the nine months ended March 31, 2009 were $872.6 million, an increase of $94.5 million, or 12.1%, over net sales of $778.1 million in the March 31, 2008 nine-month period. The weakening of foreign currencies decreased reported sales by $22.6 million, or 2.9%. Sales in North America increased $107.7 million from the year ago period, reflecting strong performance by our grocery brands, including Earth’s Best, Imagine, Arrowhead Mills and Rosetto, and the addition of sales from the MaraNatha and SunSpire brands from our March 2008 nSpired Natural Foods acquisition. Sales at our Hain Pure Protein unit increased $72.3 million, or 124.9%, from the year ago period. Sales in Europe decreased $13.2 million, or 10.3%, primarily as a result of unfavorable changes in exchange rates. Sales in local currencies at our continent-based operations decreased 8.2% in the first nine months. Sales in the United Kingdom increased as a result of the April 2008 acquisition of Daily Bread, which were partially offset by lower sales in our other United Kingdom-based operations.

Gross profit for the nine months ended March 31, 2009 was $207.9 million, a decrease of $8.8 million from last year’s nine-month period. Gross profit for the nine months ended March 31, 2009 was 23.8% of net sales as compared to 27.9% of net sales for the March 31, 2008 period. The decrease in gross profit was principally the result of a change in the mix of sales and product contribution. Increased sales at our Hain Pure Protein unit, coupled with an unfavorable sales mix between antibiotic-free and conventional product and decreased gross margins resulting from higher feed costs, unfavorably impacted gross margin by 266 basis points. We continue to experience an unfavorable impact related to under-absorbed overhead at our Fakenham frozen meat-free facility as a result of the expiration of a co-pack agreement with the former owner, impacting gross profit by approximately $6.6 million, or 76 basis points. Last year’s nine month period was impacted by approximately $5.0 million (64 basis points) for start-up costs associated with the integration of the Haldane product line into Fakenham. In addition, reduced sales of our fresh prepared products and changes in product mix in the United Kingdom resulted in a 64 basis point unfavorable impact on gross margin. Higher input costs impacted our overall business, both directly, as a result of increased commodity costs, such as corn, wheat, soybeans, canola oil, fruit and fuel, and indirectly, with the pass-through of costs from our suppliers of packaging and other major components of our finished products. We believe we have been able to offset the impact through a combination of pricing, cost reduction initiatives and productivity improvements.

Selling, general and administrative expenses increased by $8.9 million, or 5.9%, to $160.6 million for the nine months ended March 31, 2009 compared to $151.7 million in the March 31, 2008 nine-month period. Selling, general and administrative expenses increased from last year’s comparable period primarily as a result of $4.6 million of increased stock based compensation expense, $1.0 million of increased severance and restructuring expenses and a $1.4 million charge to settle a personal injury litigation matter. These were partially offset by a $3.0 million insurance reimbursement recorded for professional fees previously incurred in connection with the investigation of our stock option practices. Selling, general and administrative expenses have also increased as a result of costs brought on by the businesses we acquired since the third quarter of fiscal 2008. Selling, general and administrative expenses as a percentage of net sales decreased to 18.4% in the first nine months of fiscal 2008 as compared to 19.5% in the first nine months of last year, resulting from the increased sales contribution of Hain Pure Protein, which operates with a lower operating expense base.

We recognized non-cash impairment charges for goodwill and other intangibles of $52.6 million during the third quarter of fiscal 2009. The charges included $49.6 million for goodwill, net of minority interest of $7.6 million, and $3.0 million for other intangibles, as described below.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. The Company completed its annual impairment analysis during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of that analysis. Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, coupled with challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at March 1, 2009. Accordingly, the Company performed an interim first step of its goodwill impairment test for each of its six reporting units. For purposes of this analysis, our estimates of fair values are based on a combination of the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices. The income approach requires that assumptions be made for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments by management. As a result of this step one analysis, the Company determined that the carrying value of its Protein and Europe reporting units exceeded their estimated fair values, indicating potential goodwill impairment existed. Having determined that the goodwill of these two reporting units was potentially impaired, the Company began performing the second step of the goodwill impairment analysis which involves calculating the implied fair value of its goodwill by allocating the estimated fair value of a reporting unit to its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. Accordingly, during the third quarter of fiscal 2009, the Company recognized an estimated pre-tax non-cash goodwill impairment charge of $49.6 million, net of $7.6 million attributed to the minority interest of its Hain Pure Protein joint venture, to write off all of the goodwill related to its Protein and Europe reporting units. The non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

Due to the complexities involved in determining the fair value of the goodwill of each reporting unit, the Company recorded this charge based on a preliminary assessment and will continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to the reporting units’ assets and liabilities. The Company currently expects to finalize its goodwill impairment analysis during its fourth fiscal quarter. There may be adjustments to the goodwill impairment charge, which may be material, when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the fiscal year ended June 30, 2009.

In April 2009, the Company was informed by the exclusive customer of its fresh prepared sandwich business in the United Kingdom that the customer’s purchases from the Company would be significantly reduced in phases beginning July 2009, with further reductions through April 2010, after which the Company could potentially supply certain specialty food-to-go products which are currently in a test phase with this customer. In accordance with the provisions of SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets,” the Company performed an impairment test on the related intangible asset, which was being amortized. The projected undiscounted future cash flows related to this customer relationship were determined to be less than the carrying value, and as a result, the Company recognized a full impairment loss of $3.0 million in the third quarter of fiscal 2009.

We had an operating loss of $5.3 million in the nine months ended March 31, 2009 compared to operating income of $65.0 million in the March 31, 2008 comparable period. The decrease in operating income is a result of the impairment charges recognized, the decrease in gross profit and increased selling, general and administrative expenses.

Interest and other expenses, net were $10.9 million for the nine months ended March 31, 2009 compared to $8.8 million for the nine months ended March 31, 2008. Interest expense totaled $11.6 million in this year’s first nine months, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and borrowings under our credit facility made to fund acquisitions and working capital needs, and was partially offset by $0.6 million of interest income earned. Interest expense in last year’s first nine months was approximately $9.9 million and was partially offset by interest income earned of $1.3 million. Our net interest expense increased as a result of higher average borrowings during this year related to acquisitions funded in the latter part of fiscal 2008. The minority interest in the net loss of our Hain Pure Protein joint venture was income of $2.8 million compared to expense of $1.7 million in the prior year’s quarter. We experienced approximately $2.0 million of increased foreign exchange losses in the first nine months of fiscal 2009. We incurred $0.6 million in the third quarter of fiscal 2009 for a settlement of a pre-acquisition contingency which could not be estimated at the time of the acquisition. We recognized a gain of approximately $2.0 million in the first quarter of fiscal 2008 on the sale of an equity interest in a joint venture which manufactures rice cakes in Belgium.

Our income tax expense was $9.7 million for the nine months ended March 31, 2009 on a pre-tax loss of $16.2 million. The tax provision was impacted by the impairment losses recognized, of which approximately $40.7 million is nondeductible for tax purposes, and which are treated as discrete tax items, which do not factor into the calculation of our estimated annual effective tax rate. Our effective income tax rate related to income before tax excluding these discrete items was 38.3% for the nine months ended March 31, 2009. Our effective income tax rate was 38.2% for the nine months ended March 31, 2008. The effective rates differ from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

We had a net loss for the nine months ended March 31, 2009 of $26.0 million compared to net income of $34.7 million for the nine months ended March 31, 2008. The decrease of $60.7 million in net income was primarily attributable to the impairment charges recognized, the decrease in gross profit and increased selling, general and administrative expenses.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance was $27.8 million at March 31, 2009, a decrease of $30.7 million from the end of fiscal 2008. Net cash used in operating activities was $9.4 million for the first nine months of fiscal 2009, compared to net cash provided by operating activities of $21.2 million in the nine months ended March 31, 2008. The increased cash used in operations in fiscal 2009 resulted from a decrease in net income and non-cash items provided by operations of approximately $8.5 million and an increase in cash used for the changes in operating assets and liabilities of approximately $22.1 million in the current period as compared to the prior year comparable period. The change in operating assets and liabilities primarily resulted from increased inventories. Our inventories increased approximately $28.9 million in the first nine months of the fiscal year, but are $8.2 million lower than at the end of our second quarter of fiscal 2009. The increase during the first nine months of the fiscal year includes a seasonal increase of fresh ingredients to support the increasing demand for our Earth’s Best brand, increased inventory to support the sales growth of our Spectrum brand and increased inventories at Hain Pure Protein. Our working capital increased to $255.6 million at March 31, 2009 compared with $246.7 million at June 30, 2008.

In the nine months ended March 31, 2009, we used $9.7 million of cash in investing activities. This consisted of $10.0 million of capital expenditures and $0.3 million of payments related to prior acquisitions, which was partially offset by $0.6 million of proceeds from disposals of equipment. We used $73.0 million of cash in investing activities in the nine months ended March 31, 2008. This included $68.2 million of cash used for the acquisitions of nSpired Natural Foods, Inc., the turkey processing facility in New Oxford, Pennsylvania, TenderCare International, Inc. and the assets and business of Plainville Turkey Farm Inc., and $11.3 million of capital expenditures. These uses were partially offset by $3.8 million of proceeds from the sale of a joint venture interest in a rice cake business in Belgium and the repayment of a $2.0 million loan that we had made to that joint venture, and proceeds of $0.7 million from disposals of equipment.

Net cash of $9.0 million was used in financing activities for the nine months ended March 31, 2009 compared to $78.8 million provided by financing activities for the nine months ended March 31, 2008. The change was due principally to an increase in the proceeds from exercises of stock options to $5.3 million in the first nine months of fiscal 2009 from $1.6 million in fiscal 2008 and $17.0 million of borrowings repaid under our Credit Facility for the nine months ended March 31, 2009 compared to $78.0 million of drawings made during the first nine months of fiscal 2008. The drawings under our credit facility in the first nine months of fiscal 2008 were primarily used to fund the aforementioned acquisitions.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2009, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We have $150 million in aggregate principal amount of senior notes outstanding due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2009, there were $138.5 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature. We were in compliance with all of the covenants as of March 31, 2009.

We expect our cash on hand of $27.8 million at March 31, 2009, projected cash flows from operations and availability under our credit facility to be sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At June 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Inflation

Inflation caused significant increases in ingredient, fuel, labor and benefits costs in the first half of our fiscal year. However, the increases have begun to ease and, when measured against the prior year’s comparable quarter, we estimate that inflation in input costs was approximately $4.7 million, which we have been able to offset with a combination of cost reduction initiatives productivity improvements and price increases during the current year’s quarter. For more information regarding ingredient costs, see Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk—Ingredient Inputs Price Risk, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as amended.

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

Such factors include, among others, the following: general economic and business conditions; changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets; our ability to implement our business and acquisition strategy; our ability to effectively integrate our acquisitions; competition; availability and retention of key personnel; our reliance on third party distributors, manufacturers and suppliers; our ability to maintain existing contracts and secure new customers; changes in customer preferences; international sales and operations; changes in fuel and commodity costs; the impact of foreign exchange; the resolution of the SEC inquiry and litigation regarding our stock option practices; changes in, or the failure to comply with, government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the annual report on Form 10-K, for the fiscal year ended June 30, 2008, as amended. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended March 31, 2009 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended.

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

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The two actions were consolidated by a Court Order dated March 3, 2008. In the consolidated complaint served on or about April 18, 2008, the defendant’s time to respond to the consolidated complaint was extended, with the understanding that a date for such response will be set at a conference with the Court scheduled for October 22, 2008. On January 7, 2009, Defendants moved to dismiss the consolidated complaint. On February 23, 2009, the motion was withdrawn on consent and without prejudice pursuant to a court order, as the parties have engaged in settlement discussions.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Recent Disruptions in the Worldwide Economy and the Financial Markets may Adversely Impact Our Business and Results of Operations

Economic and market conditions have deteriorated significantly in the locations in which the Company operates,

particularly the United States, Canada and Europe, and these difficult conditions may continue to exist. This deterioration has impacted and may continue to impact customer and consumer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers and creditors. Consumers may shift purchases to lower-priced or other value offerings during economic downturns, which may adversely affect our results of operations. Additionally, distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects consumers, causing them to limit or defer their spending, would likely adversely affect us as well. If any of these events occur, or if the unfavorable economic conditions continue, our sales and profitability could be adversely affected.

An Impairment in the Carrying Value of Goodwill or Other Intangible Assets Could Materially and Adversely Affect our Consolidated Operating Results and Net Worth.

Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and certain other intangible assets annually or at any time when events occur which could impact the value of our reporting units. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ estimated fair market value with its carrying value. Significant and unanticipated changes could require a charge for impairment in a future period that could substantially affect our consolidated earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth.

Based upon a combination of factors including a sustained decline in our market capitalization below the Company’s carrying value and challenging macro-economic conditions, during the third quarter of fiscal 2009, we recognized an estimated pre-tax non-cash goodwill impairment charge of $49.6 million, net of $7.6 million attributed to the minority interest of our Hain Pure Protein reporting unit. In addition, in the third quarter of fiscal 2009, the Company recognized a non-cash impairment charge of $3.0 million related to a customer relationship in the United Kingdom. For further details, see Note 7 (“Goodwill and Other Intangible Assets”) to our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2009.

Due to the complexities involved in determining the fair value of the goodwill of each reporting unit, we recorded this charge based on a preliminary assessment and will continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to the reporting units’ assets and liabilities. We currently expect to finalize our goodwill impairment analysis during our fourth fiscal quarter. There may be further adjustments to the goodwill impairment charge, which may be material, when the goodwill impairment test is completed.

Goodwill impairment analysis and measurement is a process that requires considerable judgment. If our common stock price continues to trade below book value per share, if there are changes in market conditions or a future downturn in our business, or if the annual goodwill impairment test indicates an impairment of our goodwill, we may have to recognize additional non-cash impairment of goodwill which may materially adversely affect our consolidated results of operations and net worth.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

In February 2009 the Company and Martha Stewart Living Omnimedia, Inc. (“MSLO”) entered into a License and Promotion Agreement for the use of a trademark, Martha Stewart Clean™, and the Martha Stewart name in connection with the marketing and sale of environmentally-friendly home cleaning products. In exchange for the license, on February 11, 2009, the Company issued 125,636 shares of its common stock to MSLO. This issuance of the Company’s common stock was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, as the issuance did not involve a public offering.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans(2)
February 2009	83	(1)	$14.52	—	900,300

Total	83		$14.52	—	900,300

(1)	Shares withheld for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.
(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on March 11, 2009. The Company submitted the following matters to a vote of security holders:

1.	To elect all of the director nominees to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified;

2.	To approve an amendment of the 2000 Directors Stock Option Plan;

3.	To approve an amendment of the Amended and Restated 2002 Long-term Incentive and Stock Award Plan;

4.	To act on a stockholder proposal requesting the board of directors to adopt a policy that provides stockholders the opportunity at each annual stockholder meeting to vote on an advisory resolution, proposed by management, to ratify the compensation of the named executive offices set forth in the annual proxy statement Summary Compensation Table;

5.	To act on a stockholder proposal regarding reincorporation of the Company in North Dakota; and

6.	To ratify the appointment of Ernst & Young LLP as our registered independent accountants for the fiscal year ending June 30, 2009.

The stockholders elected the persons named below, the Company’s nominees, as directors of the Company, casting votes as shown below:

ELECTION OF DIRECTORS	FOR	WITHHELD
Irwin D. Simon	36,652,289	1,719,938
Barry J. Alperin	33,828,552	4,543,675
Richard C. Berke	37,201,825	1,170,402
Beth L. Bronner	35,933,886	2,438,341
Jack Futterman	36,315,605	2,056,622
Daniel R. Glickman	37,310,897	1,061,330
Marina Hahn	36,409,631	1,962,596
Andrew R. Heyer	35,633,120	2,739,107
Roger Meltzer	32,775,443	5,596,784
Lewis D. Schiliro	36,775,725	1,596,502
Lawrence S. Zilavy	36,435,024	1,937,203

The stockholders approved the amendment of the 2000 Directors Stock Option Plan, casting 29,956,632 votes in favor, 3,751,986 votes against, 115,258 abstaining and 4,548,351 not voted.

The stockholders approved the amendment of the Amended and Restated 2002 Long-term Incentive and Stock Award Plan, casting 21,909,246 votes in favor, 11,801,903 votes against, 112,727 abstaining and 4,548,351 not voted.

The stockholders approved the stockholder proposal regarding stockholder ratification of executive compensation, casting 20,410,924 votes in favor, 12,562,896 votes against, 850,056 abstaining and 4,548,351 not voted.

The stockholders did not approve the stockholder proposal regarding reincorporation of the Company in North Dakota, casting 3,301,119 votes in favor, 30,320,088 votes against, 202,669 abstaining and 4,548,351 not voted.

The stockholders ratified the appointment of Ernst & Young LLP, casting 37,264,798 votes in favor, 1,056,165 votes against, and 51,264 abstaining.

ITEM 5.	OTHER INFORMATION

At the Company’s Annual Meeting of Stockholders on March 11, 2009, the Company’s stockholders approved amendments to the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (the “2002 Plan”). The amendments provided for an increase in the number of shares available for grant under the 2002 Plan by 600,000 shares and certain other modifications to the 2002 Plan, as more fully described in Proposal No. 3 in the Company’s proxy statement dated February 18, 2009, as amended by the Company’s additional proxy soliciting materials filed with the SEC on March 2, 2009.

The Company plans to schedule its 2009 Annual Meeting of Stockholders during the second quarter of its 2010 fiscal year. Stockholder proposals intended to be included in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Rule 14a-8”) must be received by the Corporate Secretary of the Company no later than June 29, 2009, and must otherwise comply with Rule 14a-8.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

4.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

4.5	2000 Directors Stock Plan (incorporated by reference to Annex A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated February 18, 2009).

4.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2009).

4.7	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.1.1	Amendment No. 1 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Commission on May 12, 2008).

10.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.3	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.3.1	Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.5	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.6	Description of compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2008).

10.7	Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.8	Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.9	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.10	Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.11	Form of Restricted Stock Agreement with Mitchell Ring under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.12	Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.13	License Agreement, dated as of July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 19, 2008).

10.14	Form of the Change in Control Agreements between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.15	Form of the Offer Letter Amendments between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.16	Form of Restricted Stock Agreement under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

10.17	Form of Notice of Grant of Restricted Stock Award under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

(a)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: May 11, 2009	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief Executive Officer

Date: May 11, 2009	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and Chief Financial Officer