Form 10-K
period 2009-06-30
HAIN CELESTIAL GROUP INC
filed 2009-08-31
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For The Fiscal Year Ended June 30, 2009

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq National Market System on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $757,977,000.

As of August 25, 2009, there were 40,700,911 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference: Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

THE HAIN CELESTIAL GROUP, INC.

Item 1.	Business

Unless otherwise indicated, references in this Annual Report to 2009, 2008, 2007 or “fiscal” 2009, 2008, 2007 or other years refer to our fiscal year ended June 30 of that year and references to 2010 or “fiscal” 2010 refer to our fiscal year ending June 30, 2010.

General

The Hain Celestial Group, Inc. was incorporated in Delaware on May 19, 1993. Our worldwide headquarters office is located at 58 South Service Road, Melville, New York 11747.

The Hain Celestial Group, Inc. and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead “A Healthy Way of Life™.” We are a leader in many natural and organic food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream® , Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Gluten Free Café™, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat® and Granose®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. The Company’s principal specialty product lines include Estee® sugar-free products and Alba® non-fat dry milk and flavored shakes. Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”) markets its natural antibiotic-free chicken under the FreeBird™ brand, its antibiotic-free turkey under the Plainville Farms® brand and its kosher antibiotic-free chicken and turkey under the Kosher Valley™ brand. We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products. See Notes 1 and 20 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional information about our segment, as well as information about our geographic operations.

Our brand names are well recognized in the various market categories they serve. We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands.

Our mission is to be the leading marketer, manufacturer and seller of natural and organic products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. We are committed to growing our Company while continuing to implement environmentally sound business practices and manufacturing processes. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We seek to capitalize on our brand equity and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We consider the acquisition of natural and organic food and personal care companies and product lines to be an integral part of our business strategy. To that end, we do, from time to time, review and conduct discussions with acquisition candidates.

Our products are sold to specialty and natural food distributors and are marketed nationally to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. During 2009, 2008 and 2007, approximately 49%, 47% and 46%, respectively, of our revenues were derived from products manufactured within our own facilities. The remaining 51%, 53% and 54%, for 2009, 2008 and 2007, respectively, of our revenues were derived from products which are produced by independent manufacturers (“co-packers”) using proprietary formulas and specifications.

As of June 30, 2009, we employed a total of 2,022 full-time employees. Of these employees, 174 were in sales and 1,300 in production, with the remaining 548 employees filling management, accounting, marketing, operations and clerical positions.

Products

Grocery

We develop, manufacture, market and distribute a comprehensive line of branded natural and organic grocery products in numerous categories including non-dairy beverages and frozen desserts (such as soy, rice, oat and almond), infant and toddler food, flour and baking mixes, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, aseptic and instant soups, chilis, packaged grain, chocolate, nut butters and nutritional oils, juices, frozen desserts, popcorn cakes, cookies, crackers, gluten-free frozen entrees and cereal bars, frozen pastas and ethnic meals, as well as other food products. Our Hain®, Westbrae Natural®, WestSoy®, Imagine® , Rice Dream®, Soy Dream®, Walnut Acres Organic®, Ethnic Gourmet®, MaraNatha®, SunSpire®, Bearitos®, Arrowhead Mills®, DeBoles®, Rosetto®, Ethnic Gourmet®, Health Valley®, Hollywood®, Casbah® , Spectrum Naturals®, Spectrum Essentials®, Lima®, Breadshop’s®, Nile Spice® , Earth’s Best® and Gluten-Free Café® brands comprise this full line of natural or organic grocery products. We are a leader in many natural food categories. Natural foods are defined as foods that are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are not genetically modified and as near to their whole natural state as possible. Many of our products are also made with organic ingredients that are grown without dependence upon artificial pesticides, chemicals or fertilizers. Grocery products accounted for approximately 48% of total net sales in 2009 and 51% in 2008 and 2007.

Snacks

We develop, manufacture, market and distribute a full line of branded natural and organic snack products including a variety of potato and vegetable chips, organic tortilla style chips, whole grain chips and popcorn under the Terra®, Garden of Eatin’®, Little Bear Organic Foods®, Boston’s The Best You’ve Ever Tasted®, and Bearitos® names. Terra natural snack food products consist of varieties of potato chips, sweet potato chips and other vegetable chips. Garden of Eatin’ snack food products consist of organic tortilla chip products and other snacks. Boston’s The Best You’ve Ever Tasted Popcorn products consist of popcorn and other snack food items. Snacks accounted for approximately 8% of total net sales in 2009, 9% in 2008 and 11% in 2007.

Tea

Our tea products are 100% natural and are made from high-quality, natural flavors and ingredients and are generally offered in 10, 20 and 40 count packages. We are a leading manufacturer and marketer of specialty tea in North America. Our teas are sold in mass-market retailers, drugstore chains, grocery, natural foods and other retail stores. We develop flavorful, unique blends with attractive, colorful and thought-provoking packaging. Our products include herb teas such as Sleepytime®, Lemon Zinger®, Peppermint, Chamomile, Mandarin Orange Spice®, Cinnamon Apple Spice™, Red Zinger®, Raspberry Zinger®, Tension Tamer®, Country Peach Passion® and Wild Berry Zinger®, a line of green teas, a line of wellness teas, a line of organic teas, a line of specialty black teas and chai . Our tea products include over 90 flavors made from 100% natural ingredients. The types of teas offered include herb, red (rooibos), honeybush, white, green, black and chai. Our teas are offered both with and without caffeine. We also offer Cool Brew iced teas. Tea beverages accounted for approximately 8% of total net sales in 2009, 9% 2008 and 10% in 2007.

Personal Care Products

We develop, manufacture, market and distribute a full line of personal care products including skin care, hair care, body care, oral care, deodorants and sunscreens under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands. We also develop, manufacture, market and distribute a full line of personal care products made especially for infants and toddlers including hair and body wash, lotions, sunscreens, diaper ointment, diapers and wipes under the Earth’s Best Organic® Baby Body Care,

Tushies® and TenderCare® brands. Our personal care products are sold in mass-market retailers, drug store chains, grocery, natural foods and other retail stores. Personal care products accounted for approximately 11% of total net sales in 2009 and 2008, and 10% in 2007.

Protein

HPP, which processes, markets and distributes natural, organic and antibiotic-free chicken under the FreeBird™ brand, was formed in July, 2005. In August 2007 HPP acquired the assets of Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and turkey deli products in the Northeast and Mid-Atlantic, and in March 2008, HPP expanded its turkey operations with the acquisition of a facility in New Oxford, Pennsylvania. In April 2009, HPP commenced operations of the Kosher Valley™ brand, a new certified kosher brand of all-natural, antibiotic-free, vegetarian fed and humanely raised chicken and turkey products. Today HPP offers a complete line of natural and antibiotic-free poultry products including FreeBird™ chicken, Plainville Farms® turkey and Kosher Valley™ chicken and turkey products. HPP’s poultry products accounted for approximately 15% of total net sales in 2009, 9% in 2008 and 4% in 2007.

On June 30, 2009, the minority owner in HPP acquired a controlling interest in the joint venture through the purchase of newly issued shares of HPP. As a result, the Company’s equity interest was reduced to 48.7% and effective June 30, 2009, the Company deconsolidated HPP and began accounting for its investment in HPP under the equity method of accounting. Beginning on July 1, 2009, the revenues and expenses of HPP will no longer be consolidated and the Company’s 48.7% share of HPP’s results will be reported as a separate line on the consolidated statement of operations. The Company’s consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP.

Other

Meat Alternative Products

We manufacture, market and distribute a full line of soy protein meat alternative products under the Yves Veggie Cuisine® brand name including such well-known products as The Good Dog®, among others. We produce a line of tofu, seitan and tempeh products which are sold under the WestSoy® brand. We also manufacture, market and distribute a full line of meat-free frozen products under the Linda McCartney® (under license), Realeat® and Granose® brands. Meat alternative products provide consumers with the health benefits of soy without the health concerns associated with traditional meat products. Our meat alternative products and other meat-free ingredients include veggie burgers, veggie dogs and brats, veggie slices, veggie entrees, veggie ground round, veggie skewers and frozen meat-free entrees. Our Yves Veggie Cuisine® meat alternative brand operates from our facility in Vancouver, British Columbia in Canada. Our WestSoy® brand is produced in our Boulder, Colorado facility. Our Linda McCartney®, Realeat® and Granose® brands are manufactured in our facility in Fakenham, England.

Fresh

We process, market and distribute fresh prepared foods from our facilities in London and Luton, England and from our Grains Noirs facility in Brussels, Belgium. Our meals-to-go products include fresh sandwiches, appetizers and full-plated meals for distribution to retailers, caterers, and food service providers, such as those in the transportation business.

Medically-Directed Products

We market and distribute a line of sugar-free, fructose-sweetened and low-sodium products under the Estee® brand targeted towards diabetic and health conscious consumers and persons on medically-restricted diets.

We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production.

Household

On February 4, 2009, we entered into a license agreement with Martha Stewart Living Omnimedia, Inc. (“MSLO”) to develop, manufacture, market, sell and distribute a new line of natural home cleaning solutions under the Martha Stewart Clean brand. In collaboration with the MSLO design team, Hain Celestial has developed the products for this line, which are primarily derived from plants and minerals. It is expected that the products will launch in the fall of 2009.

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing high-quality products. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet consumers’ changing needs. Our Research and Development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the Research and Development staff routinely reformulates and revises existing products. We incurred approximately $1.4 million in Company-sponsored research and development activities in 2009, $1.7 million in 2008 and $1.5 million in 2007. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products based on ideas we generate and on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers and suppliers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.

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

A majority of the products marketed by us are sold through independent food distributors. Food distributors purchase products from us for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions on sales of our products by the distributors to the retailers are generally made in their sole discretion. We may influence product pricing with the use of promotional incentives. In fiscal 2009, 2008 and 2007, one of our distributors, United Natural Foods, Inc., accounted for approximately 19%, 20% and 20% of net sales, respectively. No other customer represents more than 10% of our net sales.

Our subsidiaries in Canada and Europe sell to all major channels of distribution in the countries they serve. International sales represented approximately 18.3% of total net sales in 2009, 22.0% in 2008 and 24.9% in 2007.

Certain of our product lines have seasonal fluctuations. Hot tea, baking, hot cereal and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months. Sales of HPP turkey products are strongest in the second quarter of our fiscal year, coinciding with seasonal holidays.

Marketing

We use a combination of trade and consumer promotions as well as media advertising to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs. In each of 2009, 2008 and 2007 we have increased our investment in consumer spending to enhance brand equity while closely monitoring our trade spending. These consumer spending categories include, but are not limited to, coupons, consumer advertising using television, radio and print, direct mailing and e-consumer relationship programs and other forms of promotions. We utilize sponsorship programs including Earth’s Best® with PBS Kids and Sesame Street, and Terra® as The Official Chip of Madison Square Garden. Hain Celestial Canada has been named the official supplier of natural and organic packaged grocery products for the 2010 Olympic Winter Games and Paralympic Winter Games to be held in Vancouver, Canada. As the official supplier, Hain Celestial Canada has been granted the right to use the Olympic logo on the packaging of certain of its brands for sale in Canada through December 2012. There is no guarantee that these promotional investments in consumer spending will be successful.

Manufacturing Facilities

We currently manage and operate the following manufacturing facilities located throughout the United States: Boulder, Colorado, which produces Celestial Seasonings® specialty teas; Moonachie, New Jersey, which produces Terra® potato and vegetable chips; Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients; Shreveport, Louisiana, which produces DeBoles® organic and gluten-free pasta; a frozen foods facility in West Chester, Pennsylvania, which produces Ethnic Gourmet® frozen meals and Rosetto® and Gluten Free Café™ frozen entrees; Ashland, Oregon, which produces MaraNatha® nut butters, Boulder, Colorado, which produces our WestSoy® fresh tofu products; and Culver City, California, which produces personal care products. HPP currently manages and operates facilities in Fredericksburg and New Oxford, Pennsylvania, and Plainville, New York, which process natural and organic antibiotic-free chickens and turkeys.

Outside the United States, we have the following manufacturing facilities: Vancouver, British Columbia, which produces Yves Veggie Cuisine® soy-based meat alternative products; Brussels, Belgium, which prepares Grains Noirs® fresh organic appetizers, salads, sandwiches and other full-plated dishes; Eitorf, Germany, which produces Natumi soymilk and other non-dairy beverages; Luton, England, where we produce fresh prepared foods; Fakenham, England, where we produce meat-free frozen foods; and Manchester, England, where we produce soy beverages.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Ashland, Oregon; Vancouver, British Columbia and Fakenham, England. During 2009, 2008 and 2007, approximately 49%, 47% and 46%, respectively, of our revenue was derived from products manufactured at our own manufacturing facilities.

Suppliers of Ingredients and Packaging

Our natural and organic ingredients and our packaging materials and supplies are obtained from various sources and suppliers located principally in the United States and locally in Canada and Europe for our operations in these areas. Certain of our packaging, a limited number of ingredients not available domestically and items purchased to complement our domestic supply not sufficient to meet our demand, are purchased from Asia.

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

Our organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. We perform laboratory analyses on selected incoming ingredient shipments for the purpose of assuring that they meet both our own quality standards and those of the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”) and the U.S. Environmental Protection Agency (“EPA”), as well as the equivalent international regulatory agencies in the countries in which we operate. Our quality assurance staff audits significant suppliers on a regular basis to ensure adherence to our requirements.

Co-Packed Product Base

Currently, independent manufacturers, who are referred to in our industry as co-packers, manufacture many of our products, including our Health Valley®, Breadshop’s®, Casbah®, Bearitos® , Nile Spice®, Boston’s The Best You’ve Ever Tasted®, Alba®, Estee®, Earth’s Best®, Garden of Eatin’®, Hain Pure Foods®, Hollywood®, Little Bear Organic Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream® , Imagine®, Walnut Acres Organic®, Spectrum Naturals®, Spectrum Essentials®, SunSpire®, MaraNatha® fruit spreads, Lima®, Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy® , Shower Therapy®, Footherapy®, Zia® and some of our Terra®, Rosetto® , Arrowhead Mills®, Yves Veggie Cuisine® and Ethnic Gourmet® product lines. During 2009, 2008 and 2007, approximately 51%, 53% and 54%, respectively, of our revenue was derived from products manufactured at independent co-packers.

Key co-packers are audited by our quality assurance staff to ensure our products are manufactured in accordance with our specifications.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States and a number of foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills®, Bearitos® , Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, MaraNatha®, SunSpire®, Celestial Seasonings®, DeBoles® , Earth’s Best®, Estee®, Ethnic Gourmet®, Garden of Eatin’®, Hain Pure Foods®, Health Valley®, Imagine®, JASON®, Zia®, Little Bear Organic Foods®, Nile Spice® , Boston’s The Best You’ve Ever Tasted®, Rice Dream®, Rosetto®, Gluten Free Café™, Soy Dream® , Terra®, Walnut Acres Organic®, Westbrae Natural®, WestSoy®, Lima®, Grains Noirs®, Natumi®, Granose® , Realeat®, Yves Veggie Cuisine®, Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy® , Tushies® and TenderCare® brands.

Celestial Seasonings® has trademarks for most of its best-selling teas, including Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Red Zinger® , Wild Berry Zinger®, Tension Tamer®, Country Peach Passion® and Raspberry Zinger®.

HPP owns the trademarks for its natural and antibiotic-free poultry products including FreeBird™, Plainville Farms® and Kosher Valley™.

We market the Linda McCartney® brand under license. In addition, we license the right from Sesame Workshop to utilize the Sesame Street name and logo, as well as other Sesame Street intellectual property, on certain of our Earth’s Best® products. We have also entered into a license agreement with MSLO to market, sell and distribute environmentally-friendly cleaning products under the Martha Stewart Clean brand, which is expected to launch in the fall of 2009.

Competition

We operate in highly competitive geographic and product markets, and some of these markets are dominated by competitors with greater resources. For example, we compete for limited retailer shelf space for our products. Larger competitors include mainstream food companies such as Campbell Soup Company, Dean Foods Company, General Mills, Inc., Groupe Danone, The J. M. Smucker Company, Kellogg Company, Kraft Foods, Inc., Nestlé S.A., Pepsico, Inc., Sara Lee Corporation and Unilever PLC. The principal competitors in natural personal care products include The Clorox Company’s Burt’s Bees, Colgate-Palmolive’s Tom’s of Maine, Kiss My Face and Nature’s

Gate. These products also compete with natural and conventional personal care products from much larger competitors such as Estee Lauder Inc. and Johnson & Johnson. Retailers also market competitive products under their own private labels.

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

We also utilize appropriate kosher supervision organizations, such as The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, “KOF-K” Kosher Supervision, Star K Kosher Certification, Kosher Overseers Associated of America and Upper Midwest Kashruth.

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

•

our policies related to corporate governance, including our Code of Business Conduct and Ethics (“Code of Ethics”) applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and Nasdaq; and

•	the charters of the Audit, Compensation and Corporate Governance and Nominating Committees of our Board of Directors.

We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website. The information contained on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

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

The Recent Disruptions in the Worldwide Economy and the Financial Markets May Adversely Impact Our Business and Results of Operations

Economic and market conditions have deteriorated significantly in the locations in which we operate, particularly the United States, Canada and Europe, and these difficult conditions may continue to exist. This deterioration has impacted and may continue to impact customer and consumer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers and creditors. Consumers may shift purchases to lower-priced or other value offerings during economic downturns, which may adversely affect our results of operations. Consumers may also reduce the number of organic products that they purchase where there are conventional alternatives, given that organic products generally have higher retail prices than do their conventional counterparts. In addition, consumers may choose to purchase private label products rather than branded products, which generally have higher retail prices than do their private label counterparts. Additionally, distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers and the financial condition of our customers. If the unfavorable economic conditions continue, our sales and profitability could continue to be adversely affected.

Our Markets Are Highly Competitive

We operate in highly competitive geographic and product markets, and some of our markets are dominated by competitors with greater resources. We compete based on product quality, brand recognition and loyalty, price, product innovation and promotional activity, among other things. We cannot be certain that we will successfully compete for sales to distributors or stores that purchase from larger, more established companies that have greater financial, managerial, sales and technical resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors, such as mainstream food companies including but not limited to Campbell Soup Company, Dean Foods Company, General Mills, Inc., Groupe Danone, The J.M. Smucker Company, Kellogg Company, Kraft Foods Inc., Nestle S.A., PepsiCo, Inc., Sara Lee Corporation and Unilever, PLC, and mainstream personal care products companies including but not limited to Estee Lauder Inc. and Johnson & Johnson, also may be able to benefit from economies of scale, pricing advantages or the introduction of new products that compete with our products. Retailers also market competitive products under their own private labels. We may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

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

Our business is primarily focused on sales of natural and organic products in markets geared to consumers of natural foods, including specialty teas, non-dairy beverages, infant and toddler foods, cereals, breakfast bars, canned and aseptic soups, nut butters, cooking oils and personal care products which, if consumer demand for such categories were to decrease, could harm our business. Consumer trends could change based on a number of possible factors, including:

•	nutritional values, such as a change in preference from fat free to reduced fat to no reduction in fat,

•	a shift in preference from organic to non-organic and from natural products to non-natural products; and

•	the availability of competing private label products offered by retailers.

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

We Rely on Independent Brokers and Distributors for a Substantial Portion of Our Sales

We rely upon sales efforts made by or through non-affiliated food brokers to distributors and other customers, in addition to our own retail sales organization. The loss of, or business disruption at, one or more of these distributors or brokers may harm our business. If we are required to obtain additional or alternative distribution and food brokerage agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. One of our distributors, United Natural Foods, Inc., which redistributes products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 19%, 20% and 20% of our net sales for the fiscal years ended June 30, 2009, 2008, and 2007, respectively. Our inability to enter into satisfactory brokerage agreements may inhibit our ability to implement our business plan or to establish markets necessary to develop products successfully. Food brokers act as selling agents representing specific brands on a non-exclusive basis under oral or written agreements generally terminable at any time on 30 days’ notice, and receive a percentage of net sales as compensation. Distributors purchase directly for their own account for resale. In addition, the success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network.

Consolidation of Customers or the Loss of a Significant Customer Could Negatively Impact our Sales and Profits

Consolidation of distributors and/or retailers may produce larger, more sophisticated organizations that could resist price increases or demand increased promotional programs, as well as operate with lower inventories and increase their emphasis on private label products, which could negatively impact our business.

Our largest customer, United Natural Foods, Inc., accounted for approximately 19% of our net sales for the fiscal year ended June 30, 2009. These customers do not typically enter into long-term sales contracts. The loss of any large customer or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profits.

Loss of One or More of Our Manufacturing Facilities or Independent Co-Packers Could Harm Our Business

For the fiscal years ended June 30, 2009, 2008 and 2007, approximately 49%, 47% and 46%, respectively, of our revenue was derived from products manufactured at our own manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source of production could be secured.

During fiscal 2009, 2008 and 2007, approximately 51%, 53% and 54%, respectively, of our revenue was derived from products manufactured at independent co-packers. In some cases an individual co-packer may produce all of our requirements for a particular brand. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms in a timely manner. Therefore, the loss of one or more co-packers, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our Future Results of Operations May be Adversely Affected by Increased Fuel and Commodity Costs and the Availability of Organic Ingredients

Many aspects of our business have been, and may continue to be, directly affected by the rising cost of fuel and commodities. Increased fuel costs translate into increased costs for the products and services we receive from our third party providers including, but not limited to, increased distribution costs for our products and increased packaging costs. Commodities are subject to price volatility which can be caused by commodity market fluctuations, crop yields, changes in currency exchange rates, imbalances between supply and demand and government programs among other factors. Increased demand for organic ingredients may result in our inability to procure adequate supplies, which may result in our inability to satisfy customer orders. As the cost of doing business increases, we may not be able to pass these higher costs on to our customers and, therefore, any such cost increase may adversely affect our earnings.

We are Subject to Risks Associated with Our International Sales and Operations, Including Foreign Currency Risks

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2009, approximately 18.3% of our net sales were generated outside the United States, while such sales outside the U.S. were 22.0% of net sales in 2008 and 24.9% in 2007.

Sales from outside our U.S. markets may continue to represent a significant portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

Our Products Must Comply with Government Regulation

The USDA adopted regulations with respect to a national organic labeling and certification program which were fully implemented in October 2002. Amendments to Canada’s Organic Products regulations as administered by the Canada Organic Office of the Canadian Food Inspection Agency will be implemented beginning June 30, 2009. We are making the necessary changes and expect that our organic products and packaging will be in compliance by the required date. In addition, similar regulations and requirements exist in the other countries in which we market our products. We currently manufacture over 1,400 organic products worldwide which are covered by these various regulations. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

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

There has been increased state legislative activity since May 2009 to ban Bis-Phenol A (BPA) from the packaging material of infant formula or baby food effective January 2011. These legislative decisions are predominantly driven by consumer perception that BPA may be carcinogenic. These actions have been taken despite the scientific evidence and general consensus of US and international government agencies that BPA is safe and does not pose a risk to human health. The state legislative actions may require us to change some of our packaging materials. Failure to do so could result in a loss of sales in the states affected. The FDA will re-review the scientific data on BPA and is expected to announce its findings by the end of November 2009. The Company has decided not to wait for these findings and is actively taking steps to find BPA-free package alternatives for its products. However, there can be no assurance that these steps will be successful.

Legislation titled “The Food Safety and Enhancement Act of 2009” has been proposed in the Unites States House of Representatives. The proposed bill provides that food manufacturing facilities adhere to stricter food safety standards than is currently required. The bill has other provisions including the granting of power to the FDA to mandate product recalls. The proposed legislation will likely undergo modification in the House and the Senate before being passed and presented to the President for signature. Since our food manufacturing facilities already adhere to the stricter standards being proposed, the legislation is expected to have a minimal effect on our costs or manufacturing practices, although there can be no assurance that the proposed standards will not be changed.

If the reputation of one or more of our leading brands erodes significantly, it could have a material impact on our financial results.

Our financial success is directly dependent on the success of our brands. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our results could be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to real or perceived quality issues.

We may be subject to significant liability should the consumption of any of our products cause illness or physical harm.

The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall products, which may lead to a material adverse effect on our business. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

The Profitability of Our Operations is Dependent on Our Ability to Manage Our Inventory

Our profit margins depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carried out SKU rationalization programs in fiscal 2009 and 2008, which resulted in the discontinuation of numerous lower-margin or low-turnover SKUs. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, hence impeding our effort to manage our inventory efficiently.

Our Officers and Directors May Be Able to Control Our Actions

Our officers and directors beneficially owned (assuming the exercise of all stock options held by them) approximately 11.6% of our common stock as of June 30, 2009. Accordingly, our officers and directors may be in a position to influence the election of our directors and otherwise influence stockholder action.

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

An Impairment in the Carrying Value of Goodwill or Other Intangible Assets Could Materially and Adversely Affect our Consolidated Operating Results and Net Worth

We have made many acquisitions since our inception. As a result of these acquisitions, we had approximately $456 million of goodwill and intangible assets on our balance sheet at the end of fiscal 2009. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and certain other intangible assets annually or at any time when events occur which could impact the value of our reporting units. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ estimated fair market value with its carrying value. Significant and unanticipated changes could require a charge for impairment in a future period that could substantially affect our consolidated earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth.

As a result of our interim impairment analysis performed in the third quarter of fiscal 2009, we recorded a pre-tax non-cash goodwill impairment charge of $49.6 million, net of $7.6 million attributed to the minority interest of Hain Pure Protein. In addition, in the third quarter of fiscal 2009, the Company recognized a non-cash impairment charge of $3.0 million related to a customer relationship in the United Kingdom. During the fourth quarter of fiscal 2009, the Company finalized its goodwill impairment with no further adjustment required. For further details, see Note 10 (“Goodwill and Other Intangible Assets”) to our consolidated financial statements for the year ended June 30, 2009.

Goodwill impairment analysis and measurement is a process that requires considerable judgment. If our common stock price trades below book value per share, if there are changes in market conditions or a future downturn in our business, or if future interim or annual goodwill impairment tests indicate an impairment of our goodwill, we may have to recognize additional non-cash impairment charges for goodwill which may materially adversely affect our consolidated results of operations and net worth.

The Ongoing Government Inquiry Relating to our Historical Stock Option Practices is Time Consuming and Expensive and Could Result in Additional Litigation, Regulatory Proceedings and Government Enforcement Actions.

As a result of an inquiry by the SEC into our historical stock option granting practices and the related accounting and disclosures, four of our independent directors, with the assistance of independent counsel, conducted an investigation into the Company’s historical stock option granting practices. The findings of the investigation resulted in revisions to the measurement dates for certain options granted in prior years, requiring us to restate our fiscal 2006 and prior financial statements as filed in our Annual Report on Form
10-K for the year ended June 30, 2007. This has exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. While we intend to continue to cooperate with the SEC, we do not know what further actions the SEC may take or what may be required of us in order to resolve this inquiry.

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

Two purported shareholder derivative actions were filed in September and October 2006 against the Company (solely as a nominal defendant) and certain current and former officers and directors in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The complaints seek unspecified damages, disgorgement of options, attorneys fees and expenses, and other unspecified equitable relief from the defendants. These actions have been consolidated into one action. We could be required to pay significant legal fees and damages in connection with this litigation. We could also become subject to additional lawsuits in the future relating to our stock option practices.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our primary facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Headquarters Office	Melville, NY	35,000	2012
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing & Distribution (Grocery)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods)	West Chester, PA	105,000	Owned
Manufacturing (Vegetable chips)	Moonachie, NJ	75,000	Owned
Manufacturing & distribution (Grocery)	Shreveport, LA	37,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2010
Manufacturing (Meat alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery & snacks)	Ontario, CA	375,000	2012
Distribution center (Tea)	Boulder, CO	81,000	2011
Distribution center (Meat alternatives)	Boulder, CO	45,000	2009
Distribution center (Personal care)	Culver City, CA	26,000	2010
Manufacturing and offices (Meat alternatives)	Vancouver, B.C., Canada	76,000	Owned
Manufacturing and offices (Soymilk & other non-dairy products)	Eitorf, Germany	46,000	2012
Manufacturing (Fresh prepared appetizers and sandwiches)	Brussels, Belgium	20,000	2010
Distribution center and offices (Natural & organic food products)	Maldegem, Belgium	94,000	2009
Operations & marketing offices	Maldegem, Belgium	26,000	Owned
Manufacturing & offices (Meat-free frozen products)	Fakenham, England	101,000	Owned
Manufacturing & offices (Fresh prepared food products)	Luton, England	97,000	2011

We also lease space for other smaller offices and facilities in the United States, Canada and Europe.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 18 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings.

From time to time, we are involved in litigation incidental to the ordinary conduct of our business.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The two actions were consolidated by a Court Order dated March 3, 2008. In the consolidated complaint served on or about April 18, 2008, the defendant’s time to respond to the consolidated complaint was extended, with the understanding that a date for such response would be set at a conference with the Court scheduled for October 22, 2008. On January 7, 2009, Defendants moved to dismiss the consolidated complaint. On February 23, 2009, the motion was withdrawn on consent and without prejudice pursuant to a court order in order to allow the parties to engage in settlement discussions. The parties have now arrived at a settlement in principle of their disputes and continue to work toward finalizing that understanding.

Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

Beginning June 15, 2007, the Company has disclosed that the SEC has been investigating its stock option practices. The Company is cooperating with the SEC’s investigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our Common Stock for each fiscal quarter from July 1, 2007 through June 30, 2009.

	Common Stock
	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First Quarter	$31.26	$22.83	$32.33	$26.09
Second Quarter	29.04	14.09	35.14	29.69
Third Quarter	20.31	11.18	32.34	24.20
Fourth Quarter	18.68	13.95	30.86	23.46

As of August 24, 2009, there were 428 holders of record of our Common Stock.

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

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans(2)
April 2009	47,780	(1)	$14.55	—	900,300
May 2009	689	(1)	$17.17	—	—
June 2009	5,365	(1)	$15.61	—	—

Total	53,834		$14.69	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares vested and issued under stockholder approved stock based compensation plans.

(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

Equity Compensation Plan Information

The following table sets forth certain information, as of June 30, 2009, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	5,568,667	$20.64	736,140
Equity compensation plans not approved by security holders	None	None	None
Total	5,568,667	$20.64	736,140

(1)	Of the 736,140 shares available for future issuance under our equity compensation plans, 555,640 shares are available for grant under the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and 180,500 shares are available for grant under the 2000 Directors Stock Option Plan.

Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index and to the Standard & Poor’s Packaged Foods and Meats Index (in which we are included) for the period from June 30, 2004 through June 30, 2009. The comparison assumes $100 invested on June 30, 2004.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Selected Financial Data.

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. Beginning on July 1, 2009, the revenues and expenses of HPP will no longer be consolidated. See Note 2 of Notes to Consolidated Financial Statements.

	Year Ended June 30,
	2009	2008	2007	2006	2005
Operating results:
Net sales	$1,135,306	$1,056,371	$900,432	$738,557	$619,967
Net income (loss) (a)	$(24,723)	$41,221	$47,482	$36,367	$24,061
Basic income (loss) per common share (a)	$(0.61)	$1.03	$1.21	$.97	$.66
Diluted income (loss) per common share (a)	$(0.61)	$.99	$1.16	$.93	$.65
Financial position:
Working capital	$212,592	$246,726	$198,524	$172,933	$123,541
Total assets	$1,123,496	$1,259,384	$1,058,456	$877,684	$707,136
Long-term debt	$258,372	$308,220	$215,446	$151,229	$92,271
Stockholders’ equity	$701,323	$742,811	$696,956	$618,092	$531,206

(a)	The net loss in fiscal 2009 includes goodwill and other intangibles impairment charges of $52.6 million, or $1.20 per share. See Note 10 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We manufacture, market, distribute and sell natural and organic specialty and snack food products and natural personal care products, under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthy Way of Life™. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well known brands. We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products, including food, beverage and personal care products. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. We manufacture internationally and our products are sold in more than 50 countries. Our brand names are well recognized in the various market categories they serve.

We have acquired numerous brands since our formation and we intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic food and personal care products companies and product lines an integral part of our business strategy. We believe that by integrating our various brands, we will achieve economies of scale and enhanced market penetration. We seek to capitalize on our brand equity and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. Our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthy Way of Life™ for the benefit of consumers, our customers, shareholders and employees.

The United States as well as worldwide economies have recently experienced adverse conditions, which may further decline. These economic uncertainties have caused, and may continue to cause, customers and consumers to take a conservative position and further reduce their inventories and modify their spending habits. In response, we continue to introduce new, innovative products, seeking to provide consumers with healthful, better-for-you products at reasonable prices. In addition, we utilized and have recently increased our marketing support, using consumption-orientated programs and consumer coupons to drive sales. We have also been challenged in recent quarters by rising input costs. Although we have seen input costs begin to moderate, we strive to offset any continuing impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers. During the past two years, we implemented workforce reductions and other productivity initiatives aimed at lowering our operating expenses in response to the current environment. We will continue to monitor our costs and evaluate the need for additional actions. In light of these economic conditions, we have experienced moderated sales growth, which we expect will continue, but may be subject to further fluctuation.

Our net sales increased 7.5% in fiscal 2009. The net sales increase was driven by modest growth achieved in our core brands in North America and an increase in sales by HPP, which were partially offset by reduced sales volume and the impacts of unfavorable changes in exchange rates in our European operations. Our continent-based European operations achieved modest sales growth measured in local currency, while local currency sales in our United Kingdom-based operations declined in fiscal 2009. In addition to the ongoing weak global economic conditions, the significant strengthening of the U.S. dollar since the end of our last fiscal year has had an adverse impact on our results.

Our core grocery, snacks, tea and personal care brands are sold via multiple channels throughout North America. Our primary focus is to deliver healthful, innovative products that provide value to the consumer. In the United States, we introduced over 100 new products across our core categories in the last year. We have been able to successfully expand our Earth’s Best brand from its original jarred baby foods into infant formula, toddler snacks, frozen products and diapers. We are aggressively pursuing expansion of our healthful, “better for you” product offerings, including, for example, over 300 gluten-free products. We have re-launched our Celestial Seasonings line of green teas with enhanced taste and expanded the flavors offered by our leading Sleepytime herbal tea. Despite the challenging economic conditions, our results at these reporting units remained profitable.

Hain Pure Protein recorded a loss before income tax. In addition to an impairment charge for goodwill, HPP’s results were severely impacted by higher feed costs and an unfavorable sales mix skewed to conventional poultry products, which suffered lower market prices for much of the year.

In Europe we had a loss before income tax as a result of the impairment charges for goodwill and other intangibles and a loss from operations in the United Kingdom. In the United Kingdom, we are addressing the challenges of the under-utilization of our Fakenham production facility with new frozen meat-free and dessert products, which we expect will bring new sales into that plant. We are also undertaking to recover the volume decline resulting from the phased reduction of a supply arrangement with the exclusive customer for products from our fresh-prepared food-to-go factory. We have introduced a new brand, Pick-Me (under license) targeted at new retail customers and seek to further expand our recently acquired Daily Bread brand, whose production is currently being consolidated into our Luton food-to-go facility. We are also in discussions with numerous British retailers to become a supplier of their food-to-go products.

Recent Developments

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs. During fiscal 2009, the Company undertook several actions to improve performance and position the Company for future growth. We implemented a Stock Keeping Unit (“SKU”) rationalization, principally in our Celestial Seasonings tea products, to eliminate SKUs based on low sales volume or insufficient margins and position the Celestial Seasonings line for increased consumption and sales growth and improved profitability. We also initiated a plan to streamline and integrate the back office and warehousing operations of our personal care operations into other locations we operate. With this activity, we also completed the SKU rationalization of our personal care products begun in fiscal 2008. These actions collectively resulted in pre-tax charges of $12.7 million, which includes $8.6 million charged to cost of sales for inventory and related items and $4.1 million charged to general and administrative expenses for severance and other costs.

On February 4, 2009, we entered into a license agreement with Martha Stewart Living Omnimedia, Inc. (“MSLO”) to develop, manufacture, market, sell and distribute a new line of natural home cleaning solutions under the Martha Stewart Clean brand. In collaboration with the MSLO design team, Hain Celestial has developed the products for this line, which are primarily derived from plants and minerals. It is expected that the products will launch in the fall of 2009.

During the quarter ended March 31, 2009, based on a combination of factors, including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, and coupled with challenging macro-economic conditions, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis. As a result of the interim impairment analysis performed in the third quarter and the annual analysis performed in the fourth quarter of fiscal 2009, we recorded non-cash impairment charges for goodwill and other intangibles of $52.6 million.

On June 30, 2009, the minority owner in HPP acquired a controlling interest in the joint venture through the purchase of newly issued shares of HPP. As a result, the Company’s equity interest was reduced to 48.7% and, effective June 30, 2009, the Company deconsolidated HPP and began accounting for its investment in HPP under the equity method of accounting. Beginning on July 1, 2009, the revenues and expenses of HPP will no longer be consolidated and the Company’s 48.7% share of HPP’s results will be reported as a separate line on the consolidated statement of operations. The Company’s consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

NET SALES

Net sales for the year ended June 30, 2009 were $1.135 billion, an increase of $78.9 million, or 7.5%, over net sales of $1.056 billion for the year ended June 30, 2008.

Our net sales in the United States increased 12.5% to $927.2 million in fiscal 2009 from $824.1 million in the prior year. Net sales in the United States excluding HPP increased 3.7%, reflecting the strong performance of many of our core grocery and snacks brands. Our Earth’s Best brand continued to grow at a double digit rate, along with increases across several other brands, including Imagine Soup, Rice Dream non-dairy beverages, Garden of Eatin’ snacks, Arrowhead Mills flours and bake mixes, DeBoles pasta, Spectrum Naturals and Rosetto frozen pasta. We also had a full year of sales of the MaraNatha and SunSpire brands, acquired in March 2008. These increases were partially offset by lower full year sales of our Celestial Seasonings tea brand and our personal care brands. After recent years of slowing growth in tea, we focused on our core SKUs at Celestial Seasonings, which resulted in restarting consumption growth and producing increased shipments in this fiscal year’s fourth quarter. For the full year, Celestial Seasonings’ sales were impacted by foreign exchange rates and a change in promotional spending to increase the use of consumer coupons, the redemption of which is recorded as a reduction of sales, as well as reductions of inventory generally in the distribution and retail industries. The recently implemented SKU rationalization is expected to better position Celestial Seasonings to build on this improvement. Our sales of our personal care brands have been impacted by weakness in the drugstore channel. We have a full complement of new products for personal care, highlighted by the introduction of our Rainforest skin and hair care products.

Sales in the United States also included $165.7 million of sales from HPP, an increase of $75.1 million from sales of $90.6 million in 2008. Approximately 80% of HPP’s sales were conventional poultry, which carry lower margins. HPP intends its future product mix to emphasize antibiotic-free and kosher antibiotic-free products, which it expects will return it to profitability. As a result of the deconsolidation of Hain Pure Protein, beginning in fiscal 2010 those revenues and expenses will no longer be consolidated in our results, but will be included in our net income under the equity method of accounting.

Our international sales were $208.1 million, accounting for 18.3% of our consolidated sales. Our international sales were significantly impacted by unfavorable changes in foreign exchange rates, the discontinuation of a co-pack agreement in the United Kingdom and the phasing out of the supply of fresh sandwiches to a major United Kingdom retailer. The weakening of foreign currencies decreased reported sales by $35.6 million, or 3.0%.

GROSS PROFIT

Gross profit for the year ended June 30, 2009 was $259.0 million, a decrease of $25.3 million, or 8.9%, from last year’s gross profit of $284.3 million. Gross profit in fiscal 2009 was 22.8% of net sales compared to 26.9% of net sales for 2008.

Gross profit was impacted by $8.6 million in fiscal 2009 and $6.9 million in fiscal 2008 for SKU rationalization, severance and other reorganization costs as we continued to focus on cost reduction and production efficiencies. With the implementation in this year’s fourth quarter of the SKU rationalization of our Celestial Seasonings products and last year’s personal care products SKU rationalization and other reorganization activities, we believe we have positioned these brands for improved profitability and growth. Gross margin was also unfavorably impacted by increased sales at HPP, coupled with an unfavorable sales mix between antibiotic-free and conventional product and severely decreased gross margins resulting from higher feed costs and lower market prices for conventional poultry. HPP’s gross margins declined in the current year, resulting in a 422 basis point unfavorable impact on consolidated gross margin, and which was 287 basis points greater than HPP’s dilutive effect on fiscal 2008 consolidated gross margin. We experienced an unfavorable impact related to under-absorbed overhead at our Fakenham frozen meat-free facility as a result of the expiration of a co-pack agreement with the former owner, impacting gross profit by approximately $8.2 million, or 72 basis points. In response to the weakening economic conditions, we selectively increased the rate of our spending in fiscal 2009 on consumer coupons, advertising, promotional and other discounts in some of our markets to maintain sales, which had an 84 basis point unfavorable effect on gross margin. The increases in input costs we experienced at the end of last fiscal year and into the beginning of this year have begun to ease and have been offset by favorable pricing and productivity improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $7.5 million, or 3.6%, to $215.0 million in 2009 from $207.6 million in 2008. Selling, general and administrative expenses as a percentage of net sales improved to 18.9% in fiscal 2009 compared to 19.6% in fiscal 2008.

Selling, general and administrative expenses in fiscal 2009 include increased equity compensation costs recorded in accordance with SFAS No. 123R of approximately $5.1 million compared to fiscal 2008. We also incurred increased costs for other legal and professional services of approximately $1.2 million. Fiscal 2009’s expenses include a $1.4 million charge to settle a personal injury litigation matter. These increases were partially offset by a reduction in the costs we incurred for professional fees related to the review of our stock option practices and defense of the related derivative lawsuits of $4.4 million, including a $3.0 million insurance reimbursement received. We incurred $4.1 million of charges related to our SKU rationalization and reorganization in fiscal 2009 compared to $3.9 million of charges recorded in fiscal 2008.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

We recognized non-cash impairment charges for goodwill and other intangibles of $52.6 million during the third quarter of fiscal 2009. The charges included $49.6 million for goodwill, net of $7.6 million attributed to the minority interest of our HPP joint venture, and $3.0 million for other intangibles, as described below.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. The Company completed its annual impairment analysis during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of that analysis. Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, coupled with challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at March 1, 2009. Accordingly, the Company performed an interim first step of its goodwill impairment test for each of its six reporting units. For purposes of this analysis, our estimates of fair values were based on a combination of the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices of each such unit. The income approach requires that assumptions be made for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments by management. As a result of this step one analysis, the Company determined that the carrying value of its Protein and Europe reporting units exceeded their estimated fair values, indicating potential goodwill impairment existed. Having determined that the goodwill of these two reporting units was potentially impaired, the Company began performing the second step of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the estimated fair value of a reporting unit to its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. Accordingly, during the third quarter of fiscal 2009, the Company recognized an estimated pre-tax non-cash goodwill impairment charge of $49.6 million, net of $7.6 million attributed to the minority interest of its HPP joint venture, to write off all of the goodwill related to its Protein and Europe reporting units. During the fourth quarter of fiscal 2009, the Company finalized its goodwill impairment analysis with no further adjustment required. The non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

In April 2009, the Company was informed by the exclusive customer of its fresh prepared sandwich business in the United Kingdom that the customer’s purchases from the Company would be significantly reduced in phases with reductions through April 2010, after which the Company could potentially supply certain specialty food-to-go products which are currently in a test phase with this customer. In accordance with the provisions of SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets,” the Company performed an impairment test on the intangible asset associated with the customer relationship, which was being amortized. The projected undiscounted future cash flows related to this customer relationship were determined to be less than the carrying value, and as a result, the Company recognized a full impairment loss of $3.0 million in the third quarter of fiscal 2009.

OPERATING INCOME (LOSS)

We had a loss from operations of $8.7 million in 2009 compared to operating income of $76.8 million in 2008. The decrease in operating income was primarily a result of the impairment charges for goodwill and other intangibles and the losses at HPP and in Europe.

INTEREST AND OTHER EXPENSES, NET

Interest and other expenses, net were $7.8 million for the year ended June 30, 2009 compared to $11.3 million for fiscal 2008.

Interest expense increased in fiscal 2009 to $14.3 million from $13.8 million in the prior year. Our interest expense was primarily related to the $150 million of 5.98% senior notes outstanding and borrowings under our revolving credit facility. The increase resulted from interest on higher average borrowings for the first three quarters of the current year, partially offset by reduced borrowings in the fourth quarter and lower interest rates on the borrowings under our revolving credit facility during the second half of the fiscal year. Interest income on invested funds decreased to $0.6 million from $1.7 million in the prior year as a result of lower interest rates and reduced available cash. We recorded approximately $0.5 million of foreign currency losses during fiscal 2009 compared to $2.3 million of foreign currency gains during fiscal 2008. The losses incurred by HPP in fiscal 2009 resulted in a minority interest credit of $7.3 million as compared to expense of $2.7 million related to the Hain Pure Protein income earned in fiscal 2008. We recognized a gain of approximately $2.0 million in the first quarter of fiscal 2008 on the sale of an equity interest in a joint venture which manufactures rice cakes in Belgium.

INCOME BEFORE INCOME TAXES

We had a loss before income taxes of $16.5 million in fiscal 2009 compared to income before taxes of $65.4 million in 2008. The decrease is primarily attributable to the impairment charges for goodwill and other intangible assets and the losses incurred at HPP and in Europe.

INCOME TAXES

The provision for income taxes includes Federal, foreign, state and local income taxes. Our income tax expense was $8.2 million in fiscal 2009 compared to $24.2 million in 2008.

The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year to year based on factors including, but not limited to, the geographical mix of earnings, enacted tax legislation and tax audit settlements. We had a negative effective tax rate in fiscal 2009, wherein we recorded an income tax provision despite the loss before taxes as a result of a significant portion of the goodwill and intangible impairment not deductible for tax purposes. Our effective tax rate was 37.0% in 2008. Our effective tax rate in 2008 was higher than the United States statutory rate as a result of state income taxes and non-deductible expenses, partially offset by a favorable mix of the Company’s income in foreign jurisdictions and a higher utilization of available foreign tax credits.

NET INCOME (LOSS)

We had a net loss of $24.7 million, or $0.61 per diluted share in fiscal 2009 compared to net income in 2008 of $41.2 million, or $0.99 per diluted share. The decrease was attributable to the factors noted above.

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

Sales by Hain Pure Protein increased to $90.6 million, from $34.7 million in 2007, as they expanded their product offerings with the acquisition of Plainville Turkey Farms in early fiscal 2008. In March 2008, HPP significantly increased its capacity to process turkeys with the acquisition of a New Oxford, Pennsylvania processing facility.

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

The decrease in gross profit percentage resulted from a number of factors, including $6.9 million, or 70 basis points, of charges recorded in connection with our personal care SKU rationalization program. Increased sales of lower margin poultry products from the expanded Hain Pure Protein impacted our gross margin by approximately 60 basis points. Lower relative contribution from our Celestial Seasonings tea brand, approximately $7.5 million of start-up costs incurred associated with a new production line at our Fakenham, England frozen foods facility and higher ingredient and packaging costs, increasing health care costs, as well as higher energy, logistics and other transportation costs also impacted our gross profit unfavorably. We implemented price increases across all of our operating units which, together with ongoing cost savings initiatives, partially offset these cost increases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $30.1 million, or 17.0%, to $207.6 million in 2008 from $177.5 million in 2007. Selling, general and administrative expenses as a percentage of net sales were 19.6% in fiscal 2008 as compared to 19.7% in fiscal 2007.

Selling, general and administrative expenses have increased as a result of costs brought on with the acquisitions we made in fiscal 2008 and 2007, including increased amortization expense on purchased intangibles. Selling, general and administrative expense in fiscal 2008 includes $2.1 million of equity compensation expense recorded in accordance with SFAS No. 123R. We recorded $3.9 million of charges related to our personal care SKU rationalization and reorganization activities during fiscal 2008. We also incurred $5.8 million of additional professional fees related to the review of our stock option practices and defense of the related derivative lawsuits during the year ended June 30, 2008.

OPERATING INCOME

Operating income was $76.8 million in 2008 compared to $84.0 million in 2007. Operating income as a percentage of net sales was 7.3% in 2008 compared to 9.3% in 2007. The decrease in operating income was primarily a result of the personal care SKU rationalization charges, the professional fees incurred in connection with our stock options review and litigation and the equity compensation expenses recognized.

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

Our working capital was $212.6 million at June 30, 2009, a decrease of $34.1 million from $246.7 million at the end of fiscal 2008. The deconsolidation of Hain Pure Protein as of June 30, 2009 accounted for $22.4 million of the decrease. The remainder was due principally to a $4.3 million increase in accounts payable and other current liabilities, a $3.5 million decrease in other current assets and a decrease of $12.6 million in cash, offset by a $3.1 million increase in inventories and a $5.2 million increase in accounts receivable. Our cash balances decreased primarily as a result of the repayments we made during the year on the outstanding borrowings under our credit facility. The inventory increase occurred in the United States and was primarily related to higher levels of ingredient inventory carried for our Earth’s Best brand. Accounts receivable increased as a result of the timing of our sales in the period. Our days’ sales in receivables increased to 47 days compared to 41 days in the year-ago period.

Our cash balance decreased $17.1 million during the year ended June 30, 2009 to $41.4 million as of June 30, 2009. We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2009, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

Years ended June 30,	2009	2008	2007
Cash flows provided by (used in):
Operating activities	$21,625	$24,486	$66,431
Investing activities	3,205	(116,092)	(139,708)
Financing activities	(39,736)	91,925	83,608
Exchange rate changes	(2,199)	(2,324)	1,312

Net increase (decrease) in cash	($17,105)	($2,005)	$11,643

Net cash provided by operating activities was $21.6 million for the year ended June 30, 2009, compared to $24.5 million provided in fiscal 2008 and $66.4 million provided in fiscal 2007. The decrease in cash provided by operating activities in 2009 resulted from the decrease in our net income and other non-cash items and the increases in our operating assets.

We had cash flows from investing activities in fiscal 2009 of $3.2 million, principally as a result of $18.5 million of funds repaid to us by HPP from the proceeds of their new credit facility. This was partially offset by $13.0 million of capital expenditures made, and $1.0 million of payments made related to previous acquisitions. We used $116.1 million of cash in investing activities in fiscal 2008, principally for acquisitions and capital additions. We acquired Daily Bread Ltd., a turkey processing facility in New Oxford, Pennsylvania, nSpired Natural Foods, Inc., Tendercare International, Inc. and the assets and business of Plainville Turkey Farms during 2008, using a total of $102.2 million of cash. We used $19.8 million in cash for capital additions. These uses were partially offset by proceeds of dispositions totaling $3.0 million. We used $139.7 million of cash in investing activities in the year ended June 30, 2007. We used $137.8 million of cash in connection with the acquisitions of Avalon Natural Products, Inc. (“Avalon”) in January 2007, the assets and business of Haldane Foods in the United Kingdom in December 2006 and the tofu and meat-alternative business of WhiteWave Foods Company in June 2007, $11.4 million for capital expenditures and $1.9 million for a loan to an affiliated joint venture (subsequently repaid in August 2007). This was partially offset by $8.2 million of proceeds from the sale of Biomarché, our Belgium-based provider of fresh organic fruits and vegetables, and $3.3 million of proceeds from the disposals of fixed assets.

We used cash of $39.7 million in financing activities for the year ended June 30, 2009, principally as a result of repaying $47.2 million of outstanding borrowings under our credit facility. This was partially offset by $5.3 million of cash proceeds from stock option exercises. Net cash of $91.9 million was provided by financing activities for the year ended June 30, 2008 and $83.6 million was provided for the year ended June 30, 2007. During the previous two fiscal years, we incurred borrowings to fund acquisitions. During the year ended June 30, 2008, we borrowed $90.5 million under our Credit Facility and received proceeds of $2.4 million from the exercise of stock options. Treasury stock increased by 84,334 shares ($2.7 million) in the second quarter of fiscal 2008 as a result of stock surrendered to pay employee payroll withholding taxes in connection with stock-based compensation transactions. During fiscal 2007, we borrowed $75.0 million under our Credit Facility and received $18.4 million of proceeds from the exercise of stock options.

We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the senior notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2009, there were $108.3 million and as of June 30, 2008, there were $155.5 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2009 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$258,330	—	$108,330	—	$150,000
Capital lease obligations	86	$44	35	$7	—
Operating lease obligations	20,988	7,314	11,084	1,951	639
Purchase obligations	115,779	55,296	24,603	17,940	17,940
Other long-term liabilities	5,939	1,250	4,689	—	—

Total contractual obligations	$401,122	$63,904	$148,741	$19,898	$168,579

We believe that our cash on hand of $41.4 million at June 30, 2009, as well as projected cash flows from operations and availability under our Credit Facility are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2010 capital expenditures of approximately $15 million, and the $7.4 million of debt and lease obligations described in the table above, during the 2010 fiscal year.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 to the consolidated financial statements. The policies below have been identified as the critical accounting policies we use which require us to make estimates and assumptions and exercise judgment that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is possible that materially different amounts would be reported under different conditions or using assumptions, estimates or making judgments different from those that we have applied. Our critical accounting policies are as follows, including our methodology for estimates made and assumptions used:

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

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While United Natural Foods, Inc. represented approximately 22% of our trade receivable balance at June 30, 2009, we believe there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken to be repaid and collectible in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and made different judgments, historically our cash collections of this type of receivable have been within our expectations and no significant write-offs have occurred during the most recent three fiscal years.

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

Accounting for Acquisitions

Part of our growth strategy has included the acquisition of numerous businesses. The purchase price of these acquisitions has been determined after due diligence of the acquired business, market research, strategic planning, and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to judgment as we integrate each acquisition and attempt to leverage resources.

Our acquisitions have been accounted for using the purchase method of accounting as defined under SFAS No. 141, “Business Combinations.” We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. In determining the fair values of property, plant and equipment as well as intangible assets we often obtain the assistance of third party valuation firms. We complete these assessments as soon as practical. See Note 7 of the Notes to Consolidated Financial Statements.

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

Stock Based Compensation

We provide compensation benefits in the form of stock options and restricted stock to employees and non-employee directors under several stock based plans. We account for stock based awards in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires that stock based compensation be measured at fair value at the date of grant and expensed in the consolidated statement of operations over the requisite service period. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on historical volatility of our common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of restricted stock awards is equal to the market value of the Company’s common stock on the date of grant and is recognized in expense over the vesting period using the straight-line method.

SFAS No. 123(R) also requires that we recognize compensation expense for only that portion of stock based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.

Segments

SFAS No. 131 defines an operating segment as that component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined that it operates in one segment, the sale of natural and organic products, including food, beverage and personal care products, and further that such single segment includes six reporting units in the annual test of Goodwill for impairment. Characteristics of the Company’s operations which are relied on in making these determinations include the similarities apparent in the Company’s products in the natural and organic consumer markets, the commonality of the Company’s customers across brands, the Company’s unified marketing strategy, and the nature of the financial information used by the CODM, described below, other than information on sales and direct product costs, by brand. The Company’s six reporting units were Grocery (including snacks); Tea; Personal Care; Protein; Canada; and Europe. The Company has further determined that its Chairman of the Board and Chief Executive Officer is the Company’s CODM as defined in SFAS No. 131, and is also the manager of the Company’s single segment. In making decisions about resource allocation and performance assessment, the Company’s CODM focuses on sales performance by brand using internally generated sales data as well as externally developed market consumption data acquired from independent sources, and further reviews certain data regarding standard costs and standard gross margins by brand. In making these decisions, the CODM receives and reviews certain Company consolidated quarterly and year-to-date information; however, the CODM does not receive or review any discrete financial information by geographic location, business unit, subsidiary, division or brand. The CODM reviews and approves capital spending on a Company consolidated basis rather than at any lower unit level. The Company’s Board of Directors receives the same quarterly and year-to-date information as the Company’s CODM.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and the value of an identifiable intangible asset is amortized over its useful life unless the asset is determined to have an indefinite useful life. The carrying values of goodwill, which is allocated to the Company’s reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment in the fourth quarter of each fiscal year, or earlier if indications of impairment exist. The impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired. At this point we proceed to a step two analysis, wherein we measure the excess, if any, of the carrying value of a reporting unit’s goodwill over its implied fair value, and record the impairment loss indicated.

The estimate of the fair values of our reporting units are based on the best information available as of the date of the assessment. We generally use a blended analysis of the present value of discounted cash flows and the market valuation approach. The discounted cash flow model uses the present values of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital. The market valuation approach indicates the fair value of a reporting unit based on a comparison to comparable publicly traded firms in similar businesses. Estimates used in the market value approach include the identification of similar companies with comparable business factors. Changes in economic and operating conditions impacting the assumptions we made could result in additional goodwill impairment in future periods.

Indefinite-lived intangible assets consist primarily of acquired trade names and trademarks. The measurement of fair value for these assets is based on the relief from royalty method. This method assumes that the trade names and trademarks have value to the extent their owner is relieved from paying royalties for the benefits received. We estimate the future revenues for the associated brands, the appropriate royalty rate and the weighted average cost of capital.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•

our ability to achieve our guidance for sales and earnings per share in fiscal year 2010 given the recession in the U.S. and other markets that we sell products as well as economic and business conditions generally and their effect on our customers and consumers’ product preferences, and our business, financial condition and results of operations;

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets;

•	our ability to implement our business and acquisition strategy, including our strategy for improving results in Europe;

•

our ability to realize sustainable growth generally and from investments in core brands, offering new products and our focus on containment, productivity, cash flow and margin enhancement in particular;

•	our ability to effectively integrate our acquisitions;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing contracts and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel and commodity costs;

•	the continuing adverse effects on our results of operations from the impacts of foreign exchange;

•	the resolution of the SEC inquiry and litigation regarding our stock option practices;

•	changes in, or the failure to comply with, government regulations; and

•	the other risk factors described in Item 1A above.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2009 and 2008 is summarized as follows:

	Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Net sales	$289,317	$315,561	$267,723	$262,705
Gross profit (a)	71,366	73,723	62,790	51,083
Operating income (loss) (b)	14,896	19,511	(39,731)	(3,352)
Income (loss) before income taxes (a) (b)	11,327	13,227	(40,803)	(269)
Net income (loss) (a) (b)	7,022	8,140	(41,150)	1,265
Basic income (loss) per common share (a) (b)	$0.17	$0.20	$(1.01)	$0.03
Diluted income (loss) per common share (a) (b)	$0.17	$0.20	$(1.01)	$0.03

	Three Months Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Net sales	$237,245	$276,233	$264,632	$278,261
Gross profit (c)	68,851	79,144	68,722	67,592
Operating income (d)	18,305	29,262	17,431	11,758
Income before income taxes (c) (d) (e)	17,346	24,950	13,903	9,246
Net income (c) (d) (e)	10,820	15,582	8,315	6,504
Basic earnings per common share (c) (d) (e)	$0.27	$0.39	$0.21	$0.16
Diluted earnings per common share (c) (d) (e)	$0.26	$0.37	$0.20	$0.16

(a)	Gross profit was negatively impacted by approximately $2.5 million ($1.7 million net of tax) for the three months ended September 30, 2008, $2.6 million ($2.0 million net of tax) for the three months ended December 31, 2008, $1.5 million ($1.1 million net of tax) for the three months ended March 31, 2009 and $1.5 million ($1.1 million net of tax) for the three months ended June 30, 2009 as a result of unabsorbed overhead costs resulting from the loss of a co-pack contract at our Fakenham, UK frozen foods factory. Gross profit was also negatively impacted by approximately $1.0 million ($0.6 million net of tax) for the three months ended March 31, 2009 and $7.1 million ($4.5 million net of tax) for the three months ended June 30, 2009 as a result of SKU rationalization and reorganization actions.

(b)	Operating income was also impacted by approximately $1.8 million ($1.1 million net of tax) for the three months ended September 30, 2008, $2.0 million ($1.3 million net of tax) for the three months ended December 31, 2008 and $(2.3) million ($(1.4) million net of tax) for the three months ended March 31, 2009 as a result of expenses incurred in connection with the review of the Company’s stock option practices and defense of the related derivative lawsuits and $1.5 million ($0.9 million net of tax) for the three months ended September 30, 2008, $1.5 million ($1.0 million net of tax) for the three months ended December 31, 2008, $1.6 million ($1.0 million net of tax) for the three months ended March 31, 2009 and $2.8 million ($1.8 million net of tax) for the three months ended June 30, 2009 for stock compensation related expenses. Operating income was negatively impacted by approximately $1.9 million ($1.2 million net of tax) for the three months ended March 31, 2009 and $0.7 million ($0.5 million net of tax) for the three months ended June 30, 2009 as a result of SKU rationalization and reorganization actions.

(c)	Gross profit was negatively impacted by approximately $1.1 million ($0.7 million net of tax) for the three months ended September 30, 2007, $2.1 million ($1.3 million net of tax) for the three months ended December 31, 2007, $1.8 million ($1.1 million net of tax) for the three months ended March 31, 2008 and $2.5 million ($2.3 million net of tax) for the three months ended June 30, 2008 as a result of start-up and integration costs at our Fakenham, UK frozen foods factory. Gross profit was also negatively impacted by approximately $6.0 million ($3.7 million net of tax) for the three months ended March 31, 2008 and $0.9 million ($0.6 million net of tax) for the three months ended June 30, 2008 as a result of personal care SKU rationalization and reorganization actions.

(d)	Operating income was also negatively impacted by approximately $2.3 million ($1.4 million net of tax) for the three months ended September 30, 2007, $1.7 million ($1.1 million net of tax) for the three months ended December 31, 2007, $0.7 million ($0.4 million net of tax) for the three months ended March 31, 2008 and $1.1 million ($0.6 million net of tax) for the three months ended June 30, 2008 as a result of expenses incurred in connection with the review of the Company’s stock option practices and defense of the related derivative lawsuits and $0.4 million ($0.3 million net of tax) for the three months ended September 30, 2007, $(0.1) million ($(0.1) million net of tax) for the three months ended December 31, 2007, $(0.5) million ($(0.3) million net of tax) for the three months ended March 31, 2008 and $2.3 million ($2.9 million net of tax) for the three months ended June 30, 2008 for stock compensation related expenses. Operating income was negatively impacted by approximately $2.5 million ($1.5 million net of tax) for the three months ended March 31, 2008 and $1.4 million ($0.8 million net of tax) for the three months ended June 30, 2008 as a result of personal care SKU rationalization and reorganization actions.

(e)	Income before income taxes includes a gain of $2.0 million ($1.2 million net of tax) in the three months ended September 30, 2007 on the disposal of the Company’s investment in a rice cake manufacturing joint venture.

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

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

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

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. As of June 30, 2009, we had $108.3 million of variable rate debt outstanding. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would not have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2009, approximately 18.3% of our net sales were generated from sales outside the United States, while such sales outside the United States were 22.0% of net sales in 2008 and 24.9% of net sales in 2007. These revenues, along with related expenses and capital purchases are conducted in British Pounds Sterling, Euros and Canadian Dollars.

In June 2009, we entered into forward contracts for the purpose of reducing the effect of exchange rate changes on forecasted intercompany purchases by our Canadian subsidiary, which we have designated as cash flow hedges. We had approximately $13.5 million in notional amounts of forward contracts at June 30, 2009. See Note 17 of the Notes to Consolidated Financial Statements.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Income decreased $29.9 million during the fiscal year ended June 30, 2009.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as wheat, corn, soybeans, canola oil and fruit as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2009. Based on our cost of goods sold during the twelve months ended June 30, 2009, such a change would have resulted in an increase or decrease to cost of sales of approximately $44 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2009 and 2008

Consolidated Statements of Operations - Years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended June 30, 2009, 2008 and 2007

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. (the “Company”) and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

As described in Note 6 to the consolidated financial statements, during the fourth quarter of 2007, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). In accordance with the transition provisions of SAB No. 108, the Company recorded an adjustment to retained earnings effective July 1, 2006 for the correction of prior period misstatements.

As described in Note 2 to the consolidated financial statements, during the first quarter of 2008, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). In accordance with the provisions of FIN No. 48, the Company recorded an adjustment to retained earnings effective July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hain Celestial Group, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York

August 31, 2009

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 and 2008

(In thousands, except share amounts)

	June 30
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$41,408	$58,513
Accounts receivable, less allowance for doubtful accounts of $1,175 and $2,068	114,506	118,867
Inventories	158,590	175,667
Deferred income taxes	13,028	12,512
Prepaid expenses and other current assets	21,599	27,482

Total current assets	349,131	393,041
Property, plant and equipment, net of accumulated depreciation and amortization of $84,306 and $79,743	102,135	159,089
Goodwill	456,459	550,238
Trademarks and other intangible assets, net of accumulated amortization of $18,410 and $12,913	149,196	136,861
Investment in and advances to affiliate	49,061	—
Other assets	17,514	20,155

Total assets	$1,123,496	$1,259,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,999	$94,864
Accrued expenses and other current liabilities	38,619	50,322
Income taxes payable	1,877	907
Current portion of long-term debt	44	222

Total current liabilities	136,539	146,315
Long-term debt, less current portion	258,372	308,220
Deferred income taxes	24,615	26,524
Other noncurrent liabilities	2,647	5,012

Total liabilities	422,173	486,071
Commitments and contingencies
Minority interest	—	30,502
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 41,699,509 and 41,106,078 shares	417	411
Additional paid-in capital	503,161	488,650
Retained earnings	212,285	237,008
Accumulated other comprehensive income	1,769	32,215

	717,632	758,284
Less: 1,001,898 and 945,590 shares of treasury stock, at cost	(16,309)	(15,473)

Total stockholders’ equity	701,323	742,811

Total liabilities and stockholders’ equity	$1,123,496	$1,259,384

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2009, 2008 and 2007

(In thousands, except per share amounts)

	Year Ended June 30
	2009	2008	2007
Net sales	$1,135,306	$1,056,371	$900,432
Cost of sales	876,344	772,062	639,002

Gross profit	258,962	284,309	261,430
Selling, general and administrative expenses	215,008	207,553	177,453
Impairment of goodwill and other intangibles	52,630	—	—

Operating income (loss)	(8,676)	76,756	83,977
Interest and other expenses, net	7,842	11,311	6,885

Income (loss) before income taxes	(16,518)	65,445	77,092
Provision for income taxes	8,205	24,224	29,610

Net income (loss)	$(24,723)	$41,221	$47,482

Net income (loss) per share:
Basic	$(0.61)	$1.03	$1.21

Diluted	$(0.61)	$0.99	$1.16

Weighted average common shares outstanding:
Basic	40,483	40,077	39,315

Diluted	40,483	41,765	41,108

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2009, 2008 and 2007

(In thousands, except per share and share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount at $.01
Balance at June 30, 2006	39,583,671	$396	$459,712	$153,332
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes				(5,156)

Adjusted balance at June 30, 2006	39,583,671	396	459,712	148,176
Exercise of stock options	1,102,518	11	18,396
Issuance of common stock	196,464	2	5,607
Non-cash compensation charge			1,031
Tax benefit from stock options			3,004
Net income				47,482
Translation adjustments

Balance at June 30, 2007	40,882,653	409	487,750	195,658
Adoption of FIN No. 48				129
Exercise of stock options	223,425	2	2,414
Non-cash compensation charge			(1,871)
Tax benefit from stock options			357
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans
Net income				41,221
Translation adjustments

Balance at June 30, 2008	41,106,078	411	488,650	237,008
Issuance of common stock pursuant to stock compensation plans	467,795	5	5,278
Non-cash compensation charge			7,211
Tax benefit from stock options			223
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans
Issuance of common stock in connection with license agreement	125,636	1	1,799
Net loss				(24,723)
Translation adjustments
Deferred gains on cash flow hedging instruments, net of tax
Unrealized loss on available for sale investment, net of tax

Balance at June 30, 2009	41,699,509	$417	$503,161	$212,285

See notes to consolidated financial statements.

	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at June 30, 2006	861,256	$(12,745)	$17,397	$618,092
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes				(5,156)

Adjusted balance at June 30, 2006	861,256	(12,745)	17,397	612,936
Exercise of stock options				18,407
Issuance of common stock				5,609
Non-cash compensation charge				1,031
Tax benefit from stock options				3,004
Net income				47,482
Translation adjustments			8,487	8,487

Balance at June 30, 2007	861,256	(12,745)	25,884	696,956
Adoption of FIN No. 48				129
Exercise of stock options				2,416
Non-cash compensation charge				(1,871)
Tax benefit from stock options				357
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans	84,334	(2,728)		(2,728)
Net income				41,221
Translation adjustments			6,331	6,331

Balance at June 30, 2008	945,590	(15,473)	32,215	742,811
Issuance of common stock pursuant to stock compensation plans				5,283
Non-cash compensation charge				7,211
Tax benefit from stock options				223
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans	56,308	(836)		(836)
Issuance of common stock in connection with license agreement				1,800
Net loss				(24,723)
Translation adjustments			(29,902)	(29,902)
Deferred gains on cash flow hedging instruments, net of tax			201	201
Unrealized loss on available for sale investment, net of tax			(745)	(745)

Balance at June 30, 2009	1,001,898	$(16,309)	$1,769	$701,323

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2009, 2008 and 2007

(In thousands)

	Year Ended June 30
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,723)	$41,221	$47,482
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,354	19,980	15,692
Impairment of goodwill and other intangibles	52,630
Gain on dispositions	804	(2,003)	(3,401)
Deferred income taxes	(2,599)	3,496	10,877
Tax benefit of nonqualified stock options	223	357	3,140
Minority interest in earnings of subsidiary	(7,303)	2,692	887
Non-cash compensation	7,211	(1,871)	1,031
Other non-cash items, net	(101)	(415)	280
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired brands:
Accounts receivable	(7,889)	(13,326)	(9,365)
Inventories	(26,623)	(31,335)	(9,793)
Other current assets	1,769	(5,766)	4,984
Other assets	(4,692)	(3,167)	(2,702)
Accounts payable and accrued expenses	11,668	12,942	9,014
Income taxes, net	(104)	1,681	(1,695)

Net cash provided by operating activities	21,625	24,486	66,431

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of brands, net of cash acquired	(1,024)	(102,206)	(137,849)
Proceeds from dispositions	—	3,031	8,160
Purchases of property and equipment	(12,990)	(19,811)	(11,411)
Proceeds from disposals of property and equipment	952	869	3,303
(Loan to) repayment from affiliate	18,500	2,025	(1,911)
Deconsolidation of subsidiary	(2,233)	—	—

Net cash provided by (used in) investing activities	3,205	(116,092)	(139,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from bank revolving credit facility, net	(47,170)	90,500	65,000
Repayments of other long-term debt, net	(34)	(631)	(907)
Costs in connection with bank financing	—	—	(28)
Shares withheld for payment of employee payroll taxes	(836)	(2,728)	—
Investments by and advances from minority shareholder in joint venture	2,906	2,368	—
Proceeds from exercise of stock options, net of related expenses	5,281	2,416	18,407
Excess tax benefits from share-based compensation	117	—	1,136

Net cash provided by (used in) financing activities	(39,736)	91,925	83,608

Effect of exchange rate changes on cash	(2,199)	(2,324)	1,312

Net increase (decrease) in cash and cash equivalents	(17,105)	(2,005)	11,643
Cash and cash equivalents at beginning of year	58,513	60,518	48,875

Cash and cash equivalents at end of year	$41,408	$58,513	$60,518

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy® , Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Gluten Free Café™, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha® , SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat® and Granose®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. The Company’s principal specialty product lines include Estee® sugar-free products and Alba® non-fat dry milk and flavored shakes.

We have an investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. See Basis of Presentation, below.

We operate in one business segment: the manufacturing, distribution, marketing and sale of natural and organic products. During the three years ended June 30, 2009, approximately 49%, 47% and 46% of our revenues were derived from products that are manufactured within our own facilities with 51%, 53% and 54% produced by various co-packers. In fiscal 2009, 2008 and 2007, there was no co-packer who manufactured 10% or more of our products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the Notes to Consolidated Financial Statements, all dollar amounts, except per share data, are in thousands unless otherwise indicated.

Basis of Presentation

Our accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the company exercises significant influence, but which it does not control, are accounted for in the accompanying consolidated financial statements under the equity method of accounting. As such, consolidated net income (loss) includes the company’s equity portion of current earnings or losses of such companies. Investments in which the company does not exercise significant influence (generally less than a 20 percent ownership interest) are accounted for under the cost method.

On June 30, 2009, the minority owner in our HPP joint venture acquired a controlling interest in the joint venture through the purchase of newly issued shares of HPP. As a result, the Company’s equity interest was reduced to 48.7% and effective June 30, 2009, the Company has deconsolidated HPP. The Company will account for its investment in Hain Pure Protein under the equity method of accounting from this date forward. Beginning on July 1, 2009, the revenues and expenses of HPP will no longer be consolidated and the Company’s 48.7% share of HPP’s results of operations will be reported as a separate line on the consolidated statement of operations. The Company’s consolidated statements of operations for all periods presented through June 30, 2009 include the revenues and expenses of Hain Pure Protein, offset by the minority interest in HPP’s results of operations of $(7,303), $2,692, and $887 for the years ended June 30, 2009, 2008 and 2007, respectively.

At June 30, 2009, the date of deconsolidation, summarized balance sheet information for HPP was as follows:

Current assets	$62,498
Noncurrent assets	48,075
Current liabilities	(16,688)
Noncurrent liabilities	(38,354)

Net assets	$55,531

Management evaluated all events and transactions occurring after the balance sheet date through the filing of this annual report on Form 10-K on August 31, 2009.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented approximately 22% of our trade receivables balance as of June 30, 2009 and 13% of our trade receivables balance as of June 30, 2008, we believe there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid in the near future in the form of a chargeback receivable. Our estimate of this receivable balance ($4.1 million at June 30, 2009 and $2.5 million at June 30, 2008) could be different had we used different assumptions and judgments.

During the years ended June 30, 2009, 2008 and 2007, sales to one customer and its affiliates approximated 19%, 20% and 20% of net sales, respectively.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets with indefinite useful lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. The Company performs its test for impairment at the beginning of the fourth quarter of its fiscal year, and earlier if an event occurs or circumstances change that indicates impairment might exist. The impairment test for goodwill requires the Company to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company has determined that it operates in one segment and that this single segment consists of six reporting units (see Note 20). The Company uses a blended analysis of a discounted cash flow model and a market valuation approach to determine the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.

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

Foreign Currency Translation

The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using current rates for balance sheet accounts and average rates during each reporting period for revenues, costs and expenses. Net translation gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of stockholders’ equity and other comprehensive income.

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency. Foreign currency transaction gains and losses also include amounts realized on the settlement of intercompany loans with foreign subsidiaries that are either of a short-term investment nature or were previously of a long-term investment nature and deferred as a component of stockholders’ equity. During the years ended June 30, 2009 and 2008, we realized approximately $0.4 million and $2.3 million, respectively, of foreign currency gains.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $1.4 million in fiscal 2009, $1.7 million in fiscal 2008 and $1.5 million in fiscal year 2007. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products based on ideas we generate and on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers and suppliers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.

Advertising Costs

Media advertising costs, which are included in selling, general and administrative expenses, amounted to $6.0 million in fiscal 2009, $8.2 million in fiscal 2008 and $7.5 million in fiscal year 2007. Such costs are expensed as incurred.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2008, we had $25.0 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2009, we had no funds invested. At June 30, 2009 and 2008, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities and borrowings under our credit facility approximate fair value based upon either short maturities or variable interest rates of these instruments. The fair value of the Company’s foreign currency contracts are based upon information from a third party.

Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and subsequent amendments (“FAS 133”). The Company utilizes derivative instruments, principally foreign exchange forward contracts, to manage exposures to changes in foreign exchange rates. The Company’s contracts are hedges for transactions with notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures. These contracts, which are designated and documented as cash flow hedges, qualify for hedge accounting treatment under FAS 133. Exposure to counterparty credit risk is considered low because these agreements have been entered into with carefully selected financial institutions.

FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. The effective portion of changes in the fair value of derivative instruments that qualify for hedge accounting treatment are recognized in stockholders’ equity until the hedged item is recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized currently in earnings.

Stock Based Compensation

The Company has employee and director stock based compensation plans which are accounted for pursuant to Statement of Financial Accounting Standards No. 123(R) and subsequent amendments (“SFAS No. 123(R)”), “Share Based Payments.”

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS No. 159 was effective July 1, 2008 for the Company. The Company adopted SFAS No. 159 in fiscal 2009 and elected not to apply the fair value option to measure any of its financial instruments.

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

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity in the consolidated financial statements, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the consolidated statement of income. SFAS No. 160 is effective beginning in the Company’s fiscal year ending June 30, 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We do not expect the implementation of SFAS No. 160 will have any impact on our consolidated results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The adoption of FSP No. 142-3 is not expected to have a material impact on our consolidated financial statements.

In November 2008, Emerging Issues Task Force (“EITF’) 08-6, Equity Method Investment Accounting Considerations, was issued. This EITF was issued to provide guidance on how to apply Account Principles Board Opinion (“APB”) 18 as a result of the issuance and adoption of SFAS 141(R) and SFAS 160. EITF 08-6 resulted in four consensuses: (1) the initial carrying amount of an equity method investment should be determined by applying the cost accumulation model in appendix D of SFAS No. 141(R), (2) when reviewing for impairment, APB 18 should be used, (3) share issuances by the investee should be accounted for as if the equity method investor sold a proportionate share of its investment, and (4) when the investment is no longer accounted for under APB 18 and is instead within the scope of cost method accounting or SFAS 115, the investor should prospectively apply the provisions of APB 18 or SFAS 115 and use the current carrying amount of the investment as its initial cost. EITF 08-6 is effective for transactions occurring in fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). The adoption of EITF 08-6 is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 will carry forward the requirements in SFAS No. 141, “Business Combinations”, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 141(R)-1 will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company in fiscal 2010. We expect that FSP 141R-1 will have an impact on our Consolidated Financial Statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009, and has been adopted by us for the period ended June 30, 2009. The adoption had no impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative generally accepted accounting principles in the United States. The Codification changes the referencing of financial standards but is not intended to change or alter existing U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and will be effective for the Company in the first quarter of fiscal 2010. We do not expect the adoption of this Statement will have a material effect on our consolidated results of operations and financial condition.

3. EARNINGS PER SHARE

We report basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share excludes the dilutive effects of options and warrants. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128.

	2009	2008	2007
Numerator:
Net income (loss)	$(24,723)	$41,221	$47,482

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	40,483	40,077	39,315
Effect of dilutive securities:
Stock options	—	1,688	1,793

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	40,483	41,765	41,108

Basic net income (loss) per share	$(0.61)	$1.03	$1.21

Diluted net income (loss) per share	$(0.61)	$0.99	$1.16

As a result of our net loss for the fiscal year ended June 30, 2009, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options and restricted stock awards. These anti-dilutive common shares totaled 222,000 shares and 491,000 shares for the fiscal years ending June 30, 2008 and 2007, respectively.

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), changes in unrealized gain or loss on available-for-sale investments and foreign currency translation adjustments, and is included in the Consolidated Statement of Stockholders’ Equity. The components of comprehensive income were as follows:

	2009	2008	2007
Net income (loss)	$(24,723)	$41,221	$47,482
Other comprehensive income:
Foreign currency translation adjustment	(29,902)	6,331	8,487
Deferred gains on cash flow hedging instruments, net of tax	201	—	—
Change in unrealized loss on available-for-sale investment, net of tax	(745)	—	—

Comprehensive income (loss)	$(55,169)	$47,552	$55,969

The components of accumulated other comprehensive income as reflected on the balance sheet at June 30 were as follows:

	2009	2008	2007
Foreign currency translation adjustment	$2,313	$32,215	$25,884
Unrealized loss on available for sale securities	(745)	—	—
Deferred gains on hedging instruments	201	—	—

Total accumulated other comprehensive income	$1,769	$32,215	$25,884

5. STOCK KEEPING UNIT RATIONALIZATION AND REORGANIZATION

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

During fiscal 2009, the Company undertook several actions to improve performance and position the Company for future growth. We implemented a Stock Keeping Unit (“SKU”) rationalization, principally in our Celestial Seasonings tea products, to eliminate SKUs based on low sales volume or insufficient margins and position the Celestial Seasonings line for increased consumption and sales growth and improved profitability. We also initiated a plan to streamline and integrate the back office and warehousing operations of our personal care operations into other locations we operate. With this activity, we also completed the SKU rationalization of our personal care products begun in fiscal 2008. These actions collectively resulted in pre-tax charges of $12.7 million, which includes $8.6 million charged to cost of sales for inventory and related items and $4.1 million charged to general and administrative expenses for severance and other costs.

During the third quarter of fiscal 2008, we implemented a SKU rationalization and a reorganization, principally in our personal care locations, and recorded charges of $10.8 million. The SKU rationalization resulted from our review of the positioning of the personal care products operations we acquired during the last several years. The review included identification of SKUs which we believe should be eliminated based on their low volume of sales or insufficient margins, development of a plan to optimize the production of product between the Company’s own manufacturing facilities and by outside contract manufacturers and implementation of the optimal organization structure to position the unit for future growth. As a result, cost of sales for fiscal 2008 includes charges of approximately $6.9 million related to ingredient, packaging and finished goods inventories, including the costs of disposal, for SKUs being eliminated. Selling, general and administrative expense includes charges of $2.3 million related to assets that will not have continuing value and $1.6 million for severance.

The changes in the liability for the reorganization and restructuring activities for the years ended June 30, 2008 and 2009 were as follows:

	Asset write downs	Severance	Other Exit Costs	Total
Charges	$9,221	$1,596	—	$10,817
Amounts utilized	(9,221)	(431)	—	(9,652)

Liability balance June 30, 2008	—	1,165	—	1,165
Charges	1,055	3,012	$815	4,882
Amounts utilized	(1,055)	(3,858)	(695)	(5,608)

Liability balance June 30, 2009	—	$319	$120	$439

6. STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

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

Prior to the adoption of SAB No. 108, we had evaluated uncorrected differences utilizing the “rollover” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years (i.e., it ignores the “carryover effects” of prior year misstatements). We believe that our assessment of uncorrected differences in periods prior to the adoption of SAB No. 108 and the conclusions reached regarding the qualitative and quantitative effects of such uncorrected differences were appropriate.

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

7. ACQUISITIONS AND DISPOSALS

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.

Fiscal 2008

On April 2, 2008, we acquired Daily Bread, Ltd., a London-based producer of branded fresh prepared foods for the foodservice channel in the United Kingdom, for approximately $37.4 million in cash, including transaction costs. The acquisition of Daily Bread broadens our existing prepared foods operations with a branded fresh platform which we expect will strengthen our ability to expand our fresh operations across the United Kingdom and Europe. The purchase price excludes contingency payments we may be obligated to pay related to the achievement by the acquired business of certain financial targets over an approximate two-year period following the date of acquisition. Such payments, which could total £5.0 million (approximately $8.3 million at the June 30, 2009 exchange rate), will be charged to goodwill if and when paid. No such contingency payments have been made since the acquisition. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company assigned $16.3 million to identifiable intangible assets, of which $4.5 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $16.1 million and was recorded as goodwill, which is not deductible for tax purposes.

On March 10, 2008, HPP, the Company’s previously consolidated 50.1% owned subsidiary (see Note 2), acquired certain assets including a turkey production facility and distribution center in New Oxford, Pennsylvania for a total consideration of $19.1 million in cash, including transaction costs. This acquisition provides additional scale with the capacity to meet increasing volume demands and expands HPP’s ability to offer branded, premium poultry products. The purchase price for the acquisition was allocated to the fair values of the tangible assets and liabilities acquired. The excess of the purchase price over the estimated fair value of the net assets acquired was $8.7 million and was recorded as goodwill, which is deductible for tax purposes.

On March 6, 2008, we acquired nSpired Natural Foods, Inc., with its MaraNatha and SunSpire brands, for approximately $37.6 million in cash, including transaction costs. MaraNatha is a leading brand of natural and organic nut butters and SunSpire is a leader in natural and organic chocolate products. The addition of MaraNatha is expected to strengthen our position in the growing nut butter category and SunSpire provides us entry into the natural candy category. In connection with the acquisition, the Company approved employee termination and exit costs relating to the acquired business in the amount of $1.5 million, which were recorded as costs of the acquisition. During fiscal 2008 we utilized $0.2 million and during fiscal 2009, we utilized $1.1 million of this reserve. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company assigned $17.1 million to identifiable intangible assets, of which $2.1 million has been assigned a finite life and is being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $8.1 million and was recorded as goodwill, which is not deductible for tax purposes.

On December 7, 2007, we acquired TenderCare International, Inc., a marketer and distributor of chlorine-free and gel-free natural diapers and baby wipes under the TenderCare and Tushies brand names, for approximately $3.9 million in cash, including transaction costs. The acquisition is expected to strengthen our position in the natural and organic sector with the expansion into diapers and wipes. The purchase price was allocated to the tangible and intangible assets acquired, including $4.1 million of goodwill, which is not deductible for tax purposes.

On August 29, 2007, HPP acquired the assets and business of Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products to the natural and grocery channels in the Northeast and Mid-Atlantic regions. The purchase price was approximately $26.3 million in cash, including transaction costs, plus contingent future earn-out payments based on the earnings before interest, taxes, depreciation and amortization of Plainville for the first five fiscal years after acquisition, with a maximum potential payment of $3 million. Contingent consideration of $1.8 million has been earned through the end of fiscal 2009. The Plainville acquisition added a well-recognized industry leader to HPP’s portfolio. During the quarter ended June 30, 2008, the Company finalized the purchase price allocation and assigned $7.1 million to identifiable intangible assets, of which $1.3 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $1.0 million and was recorded as goodwill, which is deductible for tax purposes.

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

Fiscal 2007

On June 8, 2007, we acquired the tofu and meat-alternative business of WhiteWave Foods Company, a subsidiary of Dean Foods Company. The product line includes baked and grilled tofu, seitan, tempeh and other traditional tofu items which are sold under the WestSoy® brand name. The acquisition complements our existing Yves Veggie Cuisine® product line, strengthening and expanding our fresh, meat-free alternative product offerings. The total consideration paid was approximately $2.2 million, including transaction costs. No goodwill resulted from the transaction since assets acquired exceeded consideration paid. The excess of the net assets required over the purchase price was allocated as a reduction of fixed assets.

On January 11, 2007, we acquired Avalon Natural Products, Inc. (“Avalon”), a leader in the natural products category in the areas of skin care, hair care, bath and body and sun care, for approximately $126.1 million in cash, including transaction costs. We believe that the addition of the Avalon Organics®, Alba Botanica® and Alba Organics™ brands provides us with a stronger, broader product portfolio in the natural and organic personal care products category. The acquisition was funded with available cash balances and borrowings under our Credit Facility (see Note 12). During the quarter ended March 31, 2008, the Company finalized the purchase price allocation and has assigned $27.9 million to identifiable intangible assets, of which $2.3 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $92.4 million and was recorded as goodwill, which is not deductible for tax purposes.

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

	2008	2007
Net sales	$1,114,057	$1,049,749

Net income	$41,742	$46,542

Earnings per share:
Basic	$1.04	$1.18

Diluted	$1.00	$1.13

Weighted average shares:
Basic	40,077	39,315

Diluted	41,765	41,108

This information has not been adjusted to reflect any changes in the operations of these businesses and brands subsequent to their acquisition by us. Net sales and net income amounts in the pro forma table have also not been adjusted to reflect subsequent changes in foreign exchange rates used to translate the results of our foreign operations into U.S. dollars. Changes in operations of these acquired businesses and brands include, but are not limited to, discontinuation of products (including discontinuation resulting from the integration of acquired and existing brands with similar products, and discontinuation of sales of private label products), integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. Further, the pro forma sales and net income information for the prior periods has not been adjusted to reflect, among other things, brands which have been disposed of or licensed to others, reductions in sales due to losses of customers upon acquisition of businesses by us due to change in pricing policies and practices, discontinuation by us of co-pack arrangements for certain products after acquisition by us, or items no longer sold by us as the result of our SKU rationalization programs. As a result, sales as presented for the prior periods appear higher than what would have been presented had these adjustments been reflected.

In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

8. INVENTORIES

Inventories consisted of the following at June 30:

	2009	2008
Finished goods	$103,458	$105,684
Raw materials, work-in-process and packaging	55,132	69,983

	$158,590	$175,667

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30:

	2009	2008
Land	$9,113	$12,356
Buildings and improvements	35,151	58,332
Machinery and equipment	129,790	148,099
Furniture and fixtures	7,093	7,430
Leasehold improvements	3,528	3,420
Construction in progress	1,766	9,195

	186,441	238,832
Less:
Accumulated depreciation and amortization	84,306	79,743

	$102,135	$159,089

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended June 30, 2009 and 2008 were as follows:

	2009	2008
Balance at beginning of year	$550,238	$509,336
Additions	—	66,035
Impairment	(57,293)	—
Reallocations to tangible and intangible assets	(21,718)	(28,666)
Translation and other adjustments, net	(14,768)	3,533

Balance at end of year	$456,459	$550,238

Goodwill and indefinite-life intangible assets are tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company performs its annual test for impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below their carrying value, an interim test is performed.

The Company completed its annual impairment analysis during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of that analysis. However, based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, coupled with challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at March 1, 2009. Accordingly, the Company performed the first step of its interim goodwill impairment test for each of its six reporting units. For purposes of this analysis, our estimates of fair values were based on a combination of the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices. The income approach requires that assumptions be made for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments by management. As a result of this step one analysis, the Company determined that the carrying value of its Protein and Europe reporting units exceeded their estimated fair values, indicating potential goodwill impairment existed. Having determined that the goodwill of these two reporting units was potentially impaired, the Company began performing the second step of the goodwill impairment analysis which involves calculating the implied fair value of its goodwill by allocating the estimated fair value of a reporting unit to its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. Based on the work performed and in accordance with SFAS No. 142, the Company recognized an estimated pre-tax non-cash goodwill impairment charge of $49.6 million, net of $7.6 million attributed to the minority interest of its Hain Pure Protein joint venture, to write off all of the goodwill related to its Protein and Europe reporting units in the Consolidated Statement of Operations for the three and nine months ended March 31, 2009. During the fourth quarter of fiscal 2009 the Company finalized its goodwill impairment analysis with no further adjustment required. The non-cash charge had no impact on the Company’s compliance with its debt covenants, cash flows or available liquidity.

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

In April 2009, the Company was informed by the exclusive customer of its fresh prepared sandwich business in the United Kingdom that the customer’s purchases from the Company would be significantly reduced in phases with reductions through April 2010, after which the Company could potentially supply certain specialty food-to-go products which are currently in a test phase with this customer. In accordance with the provisions of SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets,” the Company performed an impairment test on the intangible asset associated with the customer relationship, which was being amortized. The projected undiscounted future cash flows related to this customer relationship were determined to be less than the carrying value, and as a result, the Company recognized a full impairment loss of $3.0 million in the third quarter of fiscal 2009.

In February 2009, the Company entered into a License and Promotion Agreement with Martha Stewart Living Omnimedia, Inc. for the use of a trademark, Martha Stewart Clean, and the Martha Stewart name in connection with the marketing and sale of natural home cleaning solutions. In connection with the license agreement, the Company issued 125,636 shares of its common stock in exchange for the use of the trademark for the five-year term. If certain sales targets are met, additional shares will be issued and the agreement will be extended for up to ten additional years. The Company is also required to pay royalties based on net sales and required to spend certain amounts on advertising and promotion of the products. The fair value of the shares issued was $1.8 million based on the market price of our common stock on the date of issuance and is being amortized on a straight-line basis over the initial five-year term. Products contemplated by this agreement are expected to be launched in the first half of fiscal 2010.

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks. At June 30, 2009, included in trademarks and other intangible assets on the balance sheet are approximately $22.0 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$21,976	$11,728	$22,609	$6,192
Non-amortized intangible assets:
Trademarks	$145,630	$6,682	$127,165	$6,721

Amortization of intangible assets with finite lives amounted $3.2 million in fiscal 2009, $2.9 million in 2008 and $2.0 million in 2007. The weighted average amortization period of amortized intangible assets is 5.7 years. The expected aggregate amortization expense in each of the next five fiscal years is $2.8 million in 2010, $2.5 million in 2011, $2.0 million in 2012, $1.3 million in 2013 and $0.4 million in 2014.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	2009	2008
Payroll and employee benefits	$7,679	$7,945
Advertising and trade promotions	15,099	14,648
Other	15,841	27,729

	$38,619	$50,322

12. LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt at June 30 consists of the following:

	2009	2008
Senior Notes	$150,000	$150,000
Revolving Credit Facility borrowings payable to banks	108,330	155,500
Capitalized leases	86	2,942

	258,416	308,442
Current Portion	44	222

	$258,372	$308,220

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. Also on May 2, 2006, we entered into a new Amended and Restated Credit Agreement, providing us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2009 and 2008, $150.0 million of the senior notes was outstanding. As of June 30, 2009 and 2008, there were $108.3 million and $155.5 million of borrowings outstanding, respectively, under the Credit Facility. We are required by the terms of the Credit Facility and the senior notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

Maturities of all debt instruments at June 30, 2009, are as follows:

2010	$44
2011	108,348
2012	17
2013	7
2014	—
Thereafter	150,000

$258,416

Interest paid (which approximates the related expense) during the years ended June 30, 2009, 2008 and 2007 amounted to $15.0 million, $13.9 million and $11.1 million, respectively.

13. INCOME TAXES

The components of income (loss) before income taxes for the years ended June 30, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Domestic	$32,976	$51,068	$52,721
Foreign	(49,494)	14,377	24,371

Total	$(16,518)	$65,445	$77,092

The provision for income taxes for the years ended June 30, 2009, 2008 and 2007 is presented below.

	2009	2008	2007
Current:
Federal	$10,196	$16,361	$9,852
State	1,629	3,150	2,160
Foreign	(1,022)	1,217	6,721

	10,803	20,728	18,733

Deferred:
Federal and state	126	2,554	9,535
Foreign	(2,724)	942	1,342

	(2,598)	3,496	10,877

Total	$8,205	$24,224	$29,610

The current tax benefit realized upon the exercise of stock options charged to additional paid in capital amounted to $1.6 million in 2009, $0.4 million in 2008 and $3.0 million in 2007.

Income taxes paid during the years ended June 30, 2009, 2008 and 2007 amounted to $13.9 million, $20.9 million and $20.6 million.

Reconciliations of expected income taxes at the U.S. federal statutory rate of 35% to the Company’s provision for income taxes for the years ended June 30 are as follows:

	2009	%	2008	%	2007	%
Expected U.S. federal income tax at statutory rate	$(5,782)	35.0%	$22,906	35.0%	$26,982	35.0%
State income taxes, net of federal benefit	1,017	(6.2)	1,989	3.0	2,185	2.8
Non-deductible goodwill impairment	14,247	(86.3)	—	—	—	—
Non-deductible compensation	335	(2.0)	2,354	3.6	477	0.6
Foreign income at different rates	(937)	5.7	(2,098)	(3.2)	16	0.0
Non-deductible goodwill written off on disposal	—	—	—	—	1,173	1.5
Other	(675)	4.1	(927)	(1.4)	(1,223)	(1.5)

Provision for income taxes	$8,205	(49.7)%	$24,224	37.0%	$29,610	38.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) as of June 30 are as follows:

	2009	2008
Current deferred tax assets:
Basis difference on inventory	$6,962	$5,420
Allowance for doubtful accounts	316	226
Deferred hedge gains	(89)	—
Reserves not currently deductible	5,839	6,866

Current deferred tax assets	13,028	12,512

Noncurrent deferred tax liabilities:
Difference in amortization	(28,351)	(22,709)
Basis difference on property and equipment	(9,688)	(13,678)
Noncurrent deferred tax assets:
Net operating loss and tax credit carryforwards	17,484	14,841
Stock options as compensation	3,188	2,986
Other	453	(406)
Valuation allowances	(7,701)	(7,558)

Noncurrent deferred tax liabilities, net	(24,615)	(26,524)

	$(11,587)	$(14,012)

We have U.S. tax credit carryforwards of $2.5 million at June 30, 2009 with various expiration dates through 2018. We have U.S. federal tax net operating losses available for carryforward at June 30, 2009 of $14.5 million that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2028. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company and various subsidiaries have state tax net operating loss carryforwards of $5.0 million at June 30, 2009 with varying expiration dates. We also have foreign net operating losses of approximately $31.2 million which are available to reduce future income tax payments in Germany, Belgium and the Netherlands. Of the $17.5 million deferred tax assets for tax credit and net operating loss carryforwards at June 30, 2009, the Company believes it is not more likely than not that all of these net operating losses will be realized, and a $7.7 million valuation allowance has been established against these respective deferred tax assets.

As of June 30, 2009, the Company had approximately $29.0 million of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that might be payable if some or all of such earnings were to be remitted.

As disclosed in Note 2, the Company adopted the provisions of FIN No. 48 effective July 1, 2007. As a result, we recognized a decrease of approximately $0.1 million in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to reduce retained earnings. The total amount of gross unrecognized tax benefits at the date of adoption was $2.6 million, including interest and penalties of $0.2 million. Included in this balance is $0.5 million that, if recognized, would impact the effective income tax rate. Unrecognized tax benefits activity for the years ended June 30, 2009 and 2008 is summarized below:

	2009	2008
Balance at beginning of year	$2,268	$2,614
Additions based on tax positions related to prior years	430	82
Reductions relating to settlements with taxing authorities	(209)	(428)

Balance at end of year	$2,489	$2,268

If all of the unrecognized tax benefits at June 30, 2009 were recognized, approximately $0.6 million would impact the effective tax rate.

The Company records interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company recognized approximately $0.2 million and $0.1 million of interest and penalties related to the above unrecognized benefits within income tax expense for the years ended June 30, 2009 and 2008. The Company had accrued approximately $0.5 million and $0.4 million for interest and penalties at the end of fiscal 2009 and 2008, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. The Company’s federal income tax returns for fiscal years 2005 through 2006 are currently being audited by the Internal Revenue Service. Although proposed adjustments have not been received for these years and the outcome of in-progress tax audits is always uncertain, management believes the ultimate outcome of the audit will not have a material impact on the Company’s consolidated financial statements.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue “blank check” preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2009 and 2008, no preferred stock was issued or outstanding.

Common Stock Issued

In connection with our strategic alliance with Yeo Hiap Seng, Limited, we issued 100,482 common shares in September 2005 valued at approximately $2.0 million and 196,464 common shares in May 2007 valued at approximately $6.0 million.

In connection with a License and Promotion Agreement entered into with Martha Stewart Living Omnimedia, Inc., in February 2009 we issued 125,636 common shares valued at approximately $1.8 million. (See Note 10)

15. STOCK BASED COMPENSATION

The Company has various plans under which the Company’s officers, senior management, other key employees and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards. We had stock option and restricted stock awards outstanding under six long-term incentive plans as of June 30, 2009.

2002 Long-Term Incentive and Stock Award Plan, as amended. In October 2002, we adopted the 2002 Long-Term Incentive and Stock Award Plan. The plan provides for the granting of stock options and other equity awards to employees, directors and consultants to purchase shares of our common stock. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2008 Annual Meeting, the plan was amended to increase the number of shares issuable to 6,450,000 shares. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire seven years after the date of grant; options granted prior to this date expired ten years after the date of grant. Vesting terms are determined at the discretion of the Company. No awards shall be granted under this plan after December 1, 2015. During fiscal year 2007, no options were granted under this plan. During fiscal year 2008, options to purchase 590,839 shares were granted under this plan with an estimated fair value of $9.25 per share. In addition, 417,829 shares of restricted stock were granted during fiscal 2008. During fiscal year 2009, options to purchase 816,574 shares were granted under this plan with an estimated fair value of $3.62 per share. In addition, 209,806 shares of restricted stock were granted during fiscal 2009. At June 30, 2009, 2,705,863 options and 454,878 unvested restricted shares were outstanding under this plan and there were 555,640 options available for grant under this plan.

2000 Directors Stock Option Plan, as amended. In May 2000, we adopted the 2000 Directors Stock Option Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. In December 2003, the plan was amended to increase the number of shares issuable by 200,000 shares to 950,000 shares. In March 2009, the plan was amended to permit the granting of restricted shares, restricted share units and dividend equivalents. All of the options granted to date under the plan have been non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire seven years after the date of grant; options granted prior to this date expired ten years after the date of grant. During fiscal years 2007, 2008 and 2009, no options were granted under this plan. During fiscal year 2009, 35,000 restricted shares were granted under the plan. At June 30, 2009, 459,500 options and 35,000 unvested restricted shares were outstanding and there were 180,500 options available for grant under this plan.

At June 30, 2009 there were 2,403,304 options outstanding that were granted under four other prior Hain and Celestial Seasonings plans. Although no further awards can be granted under those plans, the options outstanding continue in accordance with the terms of the respective plans.

Total stock-based compensation expenses included in selling, general and administrative expense in the consolidated statements of operations were $7,211 for 2009, $(1,871) for 2008 and $1,031 for 2007. At June 30, 2009 there was $13,465 of unrecognized compensation expense, which will be recognized over a weighted average period of approximately 1.8 years.

SFAS No. 123(R) requires that contractual commitments to issue stock options be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with Irwin Simon, its Chief Executive Officer (“CEO”), contained such a commitment prior to its amendment as of July 1, 2009; however the options which were to be awarded in July 2005, July 2006 and July 2007 were not granted at the those times. Under SFAS No. 123(R), regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined in SFAS No. 123(R) as the “requisite service period.” The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of SFAS No. 123(R) and, therefore, no expense has been recorded for the July 2005 options. The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006. On April 1, 2008, the Compensation Committee of the Company’s Board of Directors recommended and the Board approved equity grants and a cash payment to the Company’s CEO as a replacement for 900,000 un-granted stock options due to Mr. Simon under his employment agreement. The Board determined that Mr. Simon should receive the equivalent of the Black-Scholes value of the 900,000 options had they been granted when contractually due pursuant to Mr. Simon’s employment agreement on July 1, 2005, 2006 and 2007, aggregating $12,000 in value. Such amount was split equally whereby (a) 472,671 stock options were granted at an exercise price of $30.35 per share (equal to the closing market price of the stock on April 1, 2008) with a seven-year term that vest annually over four years, (b) 131,796 shares of restricted stock were granted that vest annually over three years and (c) a cash payment of $4,000 was made. The granting of the 900,000 stock options to Mr. Simon had been deferred due in part to the lack of shares available and in part pending the completion of a study on the appropriate manner of settling these awards. During fiscal year 2006 and in subsequent periods, the Company accrued amounts related to the July 1, 2006 un-granted options as required under SFAS No. 123(R). The Company had recognized $3,135 of compensation expense through the period ended March 31, 2008, which was reversed in the quarter ended June 30, 2008 as a result of the aforementioned replacement award.

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

A summary of our stock option plans’ activity for the three years ended June 30, 2009 follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding July 1, 2006	7,107,055	$18.76
Exercised	(1,102,518)	16.71
Cancelled	(249,133)	24.43

Options outstanding June 30, 2007	5,755,404	18.91
Granted	590,839	30.35
Exercised	(223,425)	10.86
Cancelled	(28,597)	17.01

Options outstanding June 30, 2008	6,094,221	21.55
Granted	816,574	11.76
Exercised	(309,737)	17.06
Cancelled and expired	(1,032,391)	20.25

Options outstanding June 30, 2009	5,568,667	20.64	3.44	$5,806

Options exercisable at June 30, 2009	4,308,963	$21.33	2.59	$2,662

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the year ended June 30, 2009 and the exercise price) that would have been received by the option holders had all options been exercised on June 30, 2009. This value will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $2.6 million during the year ended June 30, 2009, $4.4 million during the year ended June 30, 2008 and $12.0 million during the year ended June 30, 2007. During fiscal year 2009, the cash received from stock option exercises was $5.3 million. The tax benefit expected to be realized from the tax deductions for stock option exercises and vested restricted stock totaled $1.7 million for the year ended June 30, 2009 and is reflected as a component of shareholders’ equity in the consolidated balance sheet.

The average fair value of options granted was $3.62 per share during the year ended June 30, 2009 and $8.46 per share during the year ended June 30, 2008. The fair values were estimated using the Black-Sholes option pricing model based on the weighted average assumptions of:

	2009	2008
Risk-free rate	1.90%	2.60%
Expected volatility	32.20%	30.20%
Expected life	4.75 years	4.75 years
Dividend yield	0.0%	0.0%

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

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at June 30, 2009 and activities during fiscal 2009 and 2008 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2007	—	—
Granted	417,829	$30.14
Forfeited	(8,825)	30.23

Non-vested restricted stock and units – June 30, 2008	409,004	30.14
Granted	244,806	12.76
Vested	(158,058)	29.27
Forfeited	(5,874)	29.99

Non-vested restricted stock and units – June 30, 2009	489,878	$21.73

The total fair value of restricted stock and restricted stock units granted was $3.1 million during the year ended June 30, 2009 and $12.6 million during the year ended June 30, 2008. There were no awards of restricted stock or restricted stock units during the year ended June 30, 2007.

At June 30, 2009, $8.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.6 years.

In accordance with the terms of the employment agreement with our CEO, on February 24, 2004 we granted 150,000 shares of restricted common stock to our CEO. On the grant date, the market value of our common stock was $20.90 per share and, therefore, the total market value of the grant approximated $3.1 million. These shares vested ratably from the date of grant through expiration of the employment agreement on June 30, 2007. For the year ended June 30, 2007 approximately $0.9 million of compensation expense was included in selling, general and administrative expenses.

There were 6,794,685 shares of Common Stock reserved for future issuance in connection with stock based awards as of June 30, 2009.

16. EQUITY INVESTMENTS

At June 30, 2009, the Company owned 48.7% of its Hain Pure Protein joint venture. This investment is now accounted for under the equity method of accounting (see Note 2). The investment of $27.1 million and advances to HPP of $22.0 million are included on the consolidated balance sheet in “Investment in and advances to affiliate.” The Company previously provided advances to HPP to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The advances are repayable no later than December 31, 2012. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility.

On August 2, 2007, the Company sold its 50% interest in a Belgium-based rice cakes manufacturing joint venture which it entered into at the beginning of fiscal 2007 for which the Company received approximately €1.8 million (approximately $2.4 million) in cash.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The cost basis of this available-for-sale security was $7.9 million and the fair value was $6.7 million at June 30, 2009. The fair value of this investment is included in “Other assets” in the company’s consolidated balance sheet, and the related unrealized holding loss, net of tax, is included in “Accumulated other comprehensive income” in the stockholders’ equity section in the Company’s consolidated balance sheet.

The Company concluded that the decline in its YHS investment is temporary and, accordingly, has not recognized a loss in its consolidated statements of operations. In making this determination, the Company considered its intent and ability to hold the investment until the cost is recovered, the financial condition of YHS, the magnitude of the loss compared to the investment’s cost, and publicly available information about the industry and geographic region in which YHS operates.

17. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

The Company adopted SFAS 157 effective July 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact from the adoption of SFAS 157 on the Consolidated Financial Statements, however, SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table presents assets/(liabilities) measured at fair value on a recurring basis as of June 30, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$6,686	$6,686		—
Forward foreign currency contracts	290	—	$290	—

Total	$6,976	$6,686	$290	—

Cash Flow Hedges

The Company primarily has exposure to changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations. To reduce that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. Derivative financial instruments are not used for speculative purposes.

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at June 30, 2009 were $13.5 million and $0.2 million of net assets. The fair value of these derivatives is included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months. There were no foreign exchange derivative contracts outstanding at June 30, 2008.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the year ended June 30, 2009, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the year ended June 30, 2009.

The impact on Other Comprehensive Income (“OCI”) from foreign exchange contracts that qualified as cash flow hedges for the fiscal year ended June 30, 2009 was as follows:

Year ended June 30, 2009
Net carrying amount at July 1	—
Cash flow hedges deferred in OCI	$290
Change in deferred taxes	(89)

Net carrying amount at June 30	$201

18. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

The aggregate minimum future lease payments for these operating leases at June 30, 2009, are as follows:

2010	$7,314
2011	6,202
2012	4,882
2013	1,666
2014	285
Thereafter	639

$20,988

Rent expense charged to operations for the years ended June 30, 2009, 2008 and 2007 was approximately $10.0 million, $8.9 million and $7.1 million, respectively.

Defined Contribution Plans

We have a 401(k) Employee Retirement Plan (“Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2008 and 2007, we made contributions to the Plan of $0.4 million and $0.4 million, respectively. HPP operated a separate 401(k) plan for its employees.

Our subsidiary, Hain Celestial Canada ULC, has its own separate Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Hain Celestial Canada who meet eligibility requirements may participate in that plan.

19. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the ordinary conduct of our business.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The two actions were consolidated by a Court Order dated March 3, 2008. In the consolidated complaint served on or about April 18, 2008, the defendant’s time to respond to the consolidated complaint was extended, with the understanding that a date for such response would be set at a conference with the Court scheduled for October 22, 2008. On January 7, 2009, Defendants moved to dismiss the consolidated complaint. On February 23, 2009, the motion was withdrawn on consent and without prejudice pursuant to a court order to allow the parties to engage in settlement discussions. The parties have now arrived at a settlement in principle of their disputes and continue to work toward finalizing that understanding.

Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

Beginning June 15, 2007, the Company has disclosed that the SEC has been investigating its stock option practices. The Company is cooperating with the SEC’s investigation.

20. SEGMENT INFORMATION

Our company is engaged in one business segment: the manufacturing, distribution, marketing and sale of natural and organic products. We define business segments as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by our chief operating decision maker (“CODM”). Our chief operating decision maker is the Company’s Chief Executive Officer. Characteristics of our operations which are relied on in making this determination include the similarities apparent in the Company’s products in the natural and organic consumer markets, the commonality of the Company’s customers across brands, the Company’s unified marketing strategy, and the nature of the financial information used by the CODM, described below, other than information on sales and direct product costs, by brand. In making decisions about resource allocation and performance assessment, the Company’s CODM focuses on sales performance by brand using internally generated sales data as well as externally developed market consumption data acquired from independent sources, and further reviews certain data regarding standard costs and standard gross margins by brand. In making these decisions, the CODM receives and reviews certain Company consolidated quarterly and year-to-date information; however, the CODM does not receive or review any discrete financial information by geographic location, business unit, subsidiary, division or brand. The CODM reviews and approves capital spending on a Company consolidated basis rather than at any lower unit level.

The Company’s sales by product category are as follows:

	2009	2008	2007
Grocery	$549,514	$533,983	$462,310
Snacks	95,340	99,807	96,567
Tea	87,519	93,083	91,539
Personal care	120,048	117,218	93,978
Protein	165,727	90,581	34,692
Other	117,158	121,699	121,346

	$1,135,306	$1,056,371	$900,432

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

Years ended June 30,	2009	2008	2007
Net sales:
United States	$927,202	$824,079	$676,505
Canada (1)	55,052	52,106	57,850
Europe	153,052	180,186	166,077

	$1,135,306	$1,056,371	$900,432

Income (loss) before income taxes:
United States	$32,976	$51,068	$52,721
Canada	3,955	9,652	7,608
Europe	(53,449)	4,725	16,763

	$(16,518)	$65,445	$77,092

(1)	Includes $13,366 for the year ended June 30, 2007 of sales made directly to customers in the United States, which for the years ended June 30, 2009 and 2008 are now recorded in the United States.

As of June 30,	2009	2008
Long-lived assets:
United States	$693,122	$714,383
Canada	54,183	60,512
Europe	27,060	91,448

	$774,365	$866,343

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the

Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2009 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc.’s (the “Company”) and Subsidiaries internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 of the Company and our report dated August 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York

August 31, 2009

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10, “Directors, Executive Officers and Corporate Governance of the Registrant,” Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Item 14, “Principal Accountant Fees and Services” have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of the directors. This information in such Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2009 and 2008

Consolidated Statements of Operations - Years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended June 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedules

Valuation and Qualifying Accounts (Schedule II)

(3) List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

4.3	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.1.1	Amendment No. 1 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Commission on May 12, 2008).

10.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

10.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

10.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

10.5	2000 Directors Stock Plan (incorporated by reference to Annex A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated February 18, 2009).

10.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2009).

10.7	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.7.1	Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.7.2	Amendment to Employment Agreement between the Registrant and Irwin D. Simon, dated as of July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2009).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.9	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.10	Description of compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2008).

10.11	Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.12	Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.13	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.14	Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.15	Form of Restricted Stock Agreement with Mitchell Ring under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.16	Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.17	License Agreement, dated as of July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 19, 2008).

10.18	Form of the Change in Control Agreements between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.19	Form of the Offer Letter Amendments between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.20	Form of Restricted Stock Agreement under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

10.21	Form of Notice of Grant of Restricted Stock Award under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

21.1(a)	Subsidiaries of Registrant.

23.1(a)	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a - Filed herewith

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
	Balance at beginning of period	Additions			Deductions - describe		Balance of end of period
		Charged to costs and expenses	Charged to other accounts - describe
Year Ended June 30, 2009 Deducted from asset accounts:
Allowance for doubtful accounts	$2,068	$37	—		$930	(1)	$1,175
Year Ended June 30, 2008 Deducted from asset accounts:
Allowance for doubtful accounts	$2,371	$701	$20	(2)	$1,024		$2,068
Year Ended June 30, 2007 Deducted from asset accounts:
Allowance for doubtful accounts	$2,104	$248	$19	(2)	—		$2,371

(1)	Amounts written off and changes in exchange rates.

(2)	Allowance for doubtful accounts at dates of acquisitions of acquired brands.

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

Date: August 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	August 31, 2009

/s/ Ira J. Lamel Ira J. Lamel	Executive Vice President and Chief Financial Officer	August 31, 2009

/s/ Michael J. Speiller Michael J. Speiller	Vice President-Finance and Chief Accounting Officer	August 31, 2009

/s/ Barry J. Alperin Barry J. Alperin	Director	August 31, 2009

/s/ Richard C. Berke Richard C. Berke	Director	August 31, 2009

/s/ Beth L. Bronner Beth L. Bronner	Director	August 31, 2009

/s/ Jack Futterman Jack Futterman	Director	August 31, 2009

/s/ Daniel R. Glickman Daniel R. Glickman	Director	August 31, 2009

/s/ Marina Hahn Marina Hahn	Director	August 31, 2009

/s/ Andrew R. Heyer Andrew R. Heyer	Director	August 31, 2009

/s/ Roger Meltzer Roger Meltzer	Director	August 31, 2009

/s/ Lewis D. Schiliro Lewis D. Schiliro	Director	August 31, 2009

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	August 31, 2009