Form 10-Q
period 2009-09-30
HAIN CELESTIAL GROUP INC
filed 2009-11-09
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009 there were 40,770,810 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2009	June 30, 2009
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$16,647	$41,408
Accounts receivable, less allowance for doubtful accounts of $1,200 and $1,175	131,838	114,506
Inventories	165,238	158,590
Deferred income taxes	13,333	13,028
Other current assets	17,149	21,599

Total current assets	344,205	349,131
Property, plant and equipment, net	102,786	102,135
Goodwill	460,293	456,459
Trademarks and other intangible assets, net	148,055	149,196
Investment in and advances to equity-method investee	46,328	49,061
Other assets	17,177	17,514

Total assets	$1,118,844	$1,123,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$127,808	$134,618
Income taxes payable	5,582	1,877
Current portion of long-term debt	43	44

Total current liabilities	133,433	136,539
Long-term debt, less current portion	242,036	258,372
Deferred income taxes and other liabilities	27,289	27,262

Total liabilities	402,758	422,173
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 41,719,943 and 41,699,509 shares	417	417
Additional paid-in capital	504,752	503,161
Retained earnings	220,375	212,285
Accumulated other comprehensive income	6,868	1,769

	732,412	717,632
Less: 1,002,934 and 1,001,898 shares of treasury stock, at cost	(16,326)	(16,309)

Total stockholders’ equity	716,086	701,323

Total liabilities and stockholders’ equity	$1,118,844	$1,123,496

Note: The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Net sales	$230,484	$286,784
Cost of sales	168,676	217,951

Gross profit	61,808	68,833
Selling, general and administrative expenses	42,564	53,339
Restructuring expenses	1,779	598

Operating income	17,465	14,896
Interest and other expenses, net	3,042	3,984
Equity in net loss of equity-method investee	996	—

Income before income taxes	13,427	10,912
Provision for income taxes	5,337	4,146

Net income	8,090	6,766
Loss attributable to noncontrolling interest	—	256

Net income attributable to The Hain Celestial Group, Inc.	$8,090	$7,022

Net earnings per common share attributable to The Hain Celestial Group, Inc.:
Basic	$0.20	$0.17

Diluted	$0.20	$0.17

Shares used in the calculation of net earnings per common share attributable to The Hain Celestial Group, Inc.:
Basic	40,701	40,225

Diluted	41,159	41,499

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount at $.01			Treasury Stock
					Shares	Amount
Balance at June 30, 2009	41,699,509	$417	$503,161	$212,285	1,001,898	$(16,309)	$1,769	$701,323
Issuance of common stock pursuant to stock compensation plans	20,434		273					273
Stock-based compensation income tax effects			(236)					(236)
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					1,036	(17)		(17)
Non-cash compensation charge			1,554					1,554
Net income				8,090				8,090
Translation adjustments							5,685	5,685
Change in deferred gains on cash flow hedging instruments, net of tax							(690)	(690)
Change in unrealized loss on available for sale investment, net of tax							104	104

Balance at September 30, 2009	41,719,943	$417	$504,752	$220,375	1,002,934	$(16,326)	$6,868	$716,086

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$8,090	$6,766
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,580	5,386
Deferred income taxes	(475)	(330)
Equity in net loss of equity-method investee	996	—
Non-cash compensation	1,554	1,417
Tax benefit from stock options	39	801
Other non-cash items, net	—	(313)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquired/disposed businesses:
Accounts receivable	(16,978)	(11,820)
Inventories	(5,641)	(41,301)
Other current assets	3,038	3,686
Other assets	(191)	(398)
Accounts payable and accrued expenses	(8,382)	4,702
Income taxes	5,287	2,244

Net cash used in operating activities	(8,083)	(29,160)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(2,743)	(3,434)
Proceeds from disposals of property and equipment	28	640
Acquisitions of business, net of cash acquired	—	(536)
Repayment of advances by equity-method investee	1,735	—

Net cash used in investing activities	(980)	(3,330)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	273	4,774
Drawings (repayments) under bank revolving credit facility	(16,300)	13,000
Repayments of other long-term debt, net	(40)	(18)
Shares withheld for payment of employee payroll taxes	(17)	(13)

Net cash provided by (used in) financing activities	(16,084)	17,743

Effect of exchange rate changes on cash	386	(260)

Net decrease in cash and cash equivalents	(24,761)	(15,007)
Cash and cash equivalents at beginning of period	41,408	58,513

Cash and cash equivalents at end of period	$16,647	$43,506

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Gluten Free Café™, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat® and Granose®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart Clean (under license) brand.

We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. See Note 2, Basis of Presentation, and Note 12, Equity Investments.

We operate in one business segment: the manufacturing, distribution and marketing of natural and organic products. In our 2009 fiscal year, approximately 49% of our revenues were derived from products that were manufactured within our own facilities with 51% produced by various co-packers.

All dollar amounts in our condensed consolidated financial statements and tables have been rounded to the nearest thousand dollars, except per share amounts. Share amounts in the notes to condensed consolidated financial statements are presented in thousands.

Management evaluated all events and transactions occurring after the balance sheet date through the filing of this quarterly report on Form 10-Q on November 9, 2009.

2. BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. Except for the retrospective adjustments related to the adoption of new accounting guidance contained in Accounting Standards Codification (“ASC”) 810, “Consolidation,” regarding noncontrolling interests as discussed in further detail below, the amounts as of and for the periods ended June 30, 2009 are derived from the Company’s audited annual financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. Please refer to the footnotes to our consolidated financial statements as of June 30, 2009 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

The Company’s investment in HPP is accounted for under the equity method of accounting effective from June 30, 2009. The Company’s condensed consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP.

The condensed consolidated statement of operations for the three months ended September 30, 2008 includes an adjustment to reclassify $2.533 million from selling, general and administrative expenses to net sales as a result of a misclassification

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

of certain promotional expenses in prior periods. For the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, the reclassifications are $3.341 million, $2.795 million and $3.903 million, respectively. The reclassification did not affect previously reported net income.

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the standard for the quarter ended September 30, 2009, and as a result, disclosures include references to ASC.

On July 1, 2009, we adopted a new accounting standard issued by the FASB, which is included in ASC 805, “Business Combinations’” which provides revised guidance related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). The standard requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their acquisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The impact of this standard will be dependent on the number, size, terms and nature of acquisitions we may make in future periods.

On July 1, 2009 we also adopted a new accounting standard issued by the FASB, which is included in ASC 810, “Consolidation,” which establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary, which was previously referred to as minority interest. Among other requirements, the guidance establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity in the consolidated financial statements, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the consolidated statement of income. The provisions of this standard must be applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. As a result of the dilution of the Company’s ownership interest in HPP as of June 30, 2009, the Company deconsolidated HPP at that date and there was no remaining noncontrolling interest. We reclassified $0.5 million ($0.3 million net of tax) related to HPP from “Interest and other expenses, net” to “Income (loss) attributable to noncontrolling interest” in our Consolidated Statement of Operations for the quarter ended September 30, 2008. The recorded amount for the prior year’s first quarter previously presented as “Net income”, which is now presented as “Net income attributable to The Hain Celestial Group, Inc.,” has not changed as a result of the adoption.

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2009, the FASB issued a new standard, included in ASC 810, “Consolidation,” regarding the consolidation of variable interest entities. The standard includes guidance for determining whether an entity is a variable interest entity and replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether an entity is the primary beneficiary, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. This standard is effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. EARNINGS PER SHARE ATTRIBUTABLE TO THE HAIN CELESTIAL GROUP, INC.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Numerator:
Net income attributable to The Hain Celestial Group, Inc.	$8,090	$7,022

Denominator for basic earnings per share - weighted average shares outstanding during the period	40,701	40,225
Effect of dilutive stock options and unvested restricted stock	458	1,274

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,159	41,499

Basic net income per share	$0.20	$0.17

Diluted net income per share	$0.20	$0.17

Basic earnings per share excludes the dilutive effects of stock options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options. Anti-dilutive stock options, restricted stock and restricted stock units totaling 2,612 in fiscal 2010 and 1,949 in fiscal 2009 were excluded from our earnings per share calculations.

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income are as follows:

	Three Months Ended September 30,
	2009	2008
Net income	$8,090	$6,766
Other comprehensive income (loss):
Foreign currency translation adjustments, net	5,685	(11,595)
Change in deferred gains on cash flow hedging instruments, net of tax	(690)	—
Change in unrealized loss on available-for-sale investment, net of tax	104	—

Comprehensive income (loss)	13,189	(4,829)
Less: comprehensive loss attributable to the noncontrolling interest	—	256

Comprehensive income (loss) attributable to The Hain Celestial Group, Inc.	$13,189	$(4,573)

Accumulated other comprehensive income attributable to The Hain Celestial Group, Inc. consisted of the following:

	September 30, 2009	June 30, 2009
Foreign currency translation adjustment	$7,998	$2,313
Unrealized loss on available for sale securities	(641)	(745)
Deferred gains on hedging instruments	(489)	201

Total accumulated other comprehensive income	$6,868	$1,769

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. INVENTORIES

Inventories consisted of the following:

	September 30, 2009	June 30, 2009
Finished goods	$107,373	$103,458
Raw materials, work-in-progress and packaging	57,865	55,132

	$165,238	$158,590

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2009	June 30, 2009
Land	$9,170	$9,113
Buildings and improvements	35,481	35,151
Machinery and equipment	133,536	129,790
Furniture and fixtures	7,243	7,093
Leasehold improvements	3,336	3,528
Construction in progress	1,925	1,766

	190,691	186,441
Less: Accumulated depreciation and amortization	87,905	84,306

	$102,786	$102,135

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. We recognized non-cash impairment charges for goodwill and other intangibles of $52.6 million during the third quarter of fiscal 2009, which included $49.6 million for goodwill, net of $7.6 million attributed to the noncontrolling interest of our Hain Pure Protein joint venture, and $3.0 million for other intangibles.

Changes in the carrying amount of goodwill for the three months ended September 30, 2009 were as follows:

Balance as of June 30, 2009	$456,459
Translation adjustments, net	3,834

Balance as of September 30, 2009	$460,293

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

At September 30, 2009, included in trademarks and other intangible assets on the balance sheet is approximately $24.2 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	September 30, 2009		June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$24,207	$12,448	$21,976	$11,728
Non-amortized intangible assets:
Trademarks	$142,928	$6,632	$145,630	$6,682

Amortization of intangible assets with finite lives amounted to $0.7 million in the three months ended September 30, 2009. The expected aggregate amortization expense in each of the next five fiscal years is $3.1 million in 2010, $2.6 million in 2011, $2.0 million in 2012, $1.4 million in 2013 and $0.5 million in 2014.

8. SENIOR NOTES AND CREDIT FACILITY

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2009, there were $92.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

9. INCOME TAXES

The effective income tax rate was 37.0% and 38.0% for the first quarters of fiscal 2010 and 2009, respectively. The 2010 and 2009 effective income tax rates differed from the federal statutory rate primarily due to the effect of state income taxes and the mix of pretax earnings by jurisdiction. There were no material changes in unrecognized tax benefits during the first quarter of fiscal 2010.

10. STOCK BASED COMPENSATION

We have various stock based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees, consultants and non-employee directors.

During the three months ended September 30, 2009, 4,000 shares of restricted stock were granted with an estimated grant date value of $0.1 million. There were no stock options granted.

The Company recorded stock based compensation expense of $1.6 million for the three months ended September 30, 2009 and $1.4 million for the three months ended September 30, 2008 in selling, general, and administrative expenses in its condensed consolidated statements of operations. At September 30, 2009, there was $12.1 million of unrecognized stock based compensation expense, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 1.6 years.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Stock Options

A summary of our stock option plans’ activity for the three months ended September 30, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2009	5,568,667	$20.64
Exercised	(17,100)	15.97
Cancelled and expired	(206,900)	22.20

Options outstanding September 30, 2009	5,344,667	20.63	4.09	$15,328

Options exercisable at September 30, 2009	4,084,963	$21.35	3.47	$9,277

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the three month period ended September 30, 2009 and the exercise price) that would have been received by the option holders had all options been exercised on September 30, 2009. This value will change based on the fair market value of the Company’s common stock. During the first three months of fiscal year 2010, the cash received from stock option exercises was $0.3 million. The intrinsic value of the stock options exercised and the tax benefit expected to be realized from the tax deductions for stock options exercised were not significant for the three months ended September 30, 2009.

Restricted Stock

Non-vested restricted stock awards at September 30, 2009 and activities during fiscal 2010 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2009	489,878	$21.73
Granted	4,000	$19.17
Vested	(3,334)	$26.72
Forfeited	(616)	$24.00

Non-vested restricted stock and units – September 30, 2009	489,928	$21.68

At September 30, 2009, $7.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.4 years.

There were 6,647,113 shares of Common Stock reserved for future issuance in connection with stock based awards as of September 30, 2009.

11. RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

During the first quarter of fiscal 2010 we initiated a plan to consolidate the production of our fresh food-to-go products in the United Kingdom into our Luton facility. As a result, we recorded costs of $1.8 million related to this plan, including $1.4 for severance and benefits and $0.3 million of other exit costs. We expect that the transfer will be completed in the second quarter of this fiscal year with additional costs of approximately $1.0 million to be recognized in that period. In addition, during fiscal years 2009 and 2008, we implemented Stock Keeping Unit (“SKU”) rationalizations and initiated plans to streamline and integrate several of our other operations. The following table summarizes the changes in the liability for these reorganization and restructuring activities as of September 30, 2009:

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at July 1, 2009	$319	$120	$439
Charged to expense in fiscal 2010	1,435	344	1,779
Amounts utilized	(1,655)	(397)	(2,052)

Accrued at September 30, 2009	$99	$67	$166

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12. EQUITY INVESTMENTS

At June 30, 2009, the Company owned a 48.7% equity interest in the Hain Pure Protein joint venture. This investment is accounted for under the equity method of accounting (see Note 2). Our investment in HPP of $26.0 million and advances to HPP of $20.3 million are included on the consolidated balance sheet in “Investment in and advances to equity-method investee.” The Company provided advances to HPP to finance its operations prior to its deconsolidation. As a result of the deconsolidation and HPP simultaneously entering into a separate credit agreement, the Company and HPP entered into a subordination agreement covering the outstanding advances. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its separate credit facility. The advances are fully repayable no later than December 31, 2012.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The cost basis of this available-for-sale security was $7.9 million and the fair values were $6.9 million at September 30, 2009 and $6.7 million at June 30, 2009. The fair value of this investment is included in “Other assets” in the Company’s condensed consolidated balance sheets, and the related unrealized loss, net of tax, is included in “Accumulated other comprehensive income” in the stockholders’ equity section in the Company’s condensed consolidated balance sheets.

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

13. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

In accordance with ASC 820, the Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$6,855	$6,855	—	—
Forward foreign currency contracts	(691)	—	(691)	—

Total	$6,164	$6,855	$(691)	—

The following table presents assets measured at fair value on a recurring basis as of June 30, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$6,686	$6,686	—	—
Forward foreign currency contracts	290	—	$290	—

Total	$6,976	$6,686	$290	—

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturity of these items.

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

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at September 30, 2009 were $11.5 million and $0.7 million of net liabilities. The fair value of these derivatives is included in accrued expenses on the Company’s condensed consolidated balance sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 12 months. There were $13.5 million of notional amount and $0.2 million of fair value net assets of foreign exchange derivative contracts outstanding at June 30, 2009.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the three months ended September 30, 2009, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2009.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The impact on other comprehensive income from foreign exchange contracts that qualified as cash flow hedges was as follows:

Three months ended September 30, 2009
Net carrying amount at July 1, 2009	$201
Cash flow hedges deferred in OCI	(980)
Changes in deferred taxes	290

Net carrying amount at September 30, 2009	$(489)

14. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the ordinary conduct of our business.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The two actions were consolidated by a Court Order dated March 3, 2008. The parties have entered into a Stipulation of Settlement dated as of October 9, 2009 which provides for the settlement and dismissal of the action. On November 2, 2009, the Court executed a Preliminary Approval Order preliminarily approving the Stipulation of Settlement and setting the settlement hearing date for February 11, 2010.

Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

15. SEGMENT INFORMATION

The Company is engaged in one business segment: the manufacturing, distribution and marketing of natural and organic products. We define business segments as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by our chief operating decision maker.

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended September 30,
	2009	2008
Net sales:
United States	$180,147	$227,122
Canada	15,202	15,177
Europe	35,135	44,485

	$230,484	$286,784

Earnings before income taxes:
United States	$16,268	$9,855
Canada	945	2,090
Europe	(3,786)	(1,033)

	$13,427	$10,912

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2009	June 30, 2009
Long-lived assets:
United States	$690,281	$693,122
Canada	57,863	54,183
Europe	26,495	27,060

	$774,639	$774,365

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2009 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2009. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

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

The economic challenges and uncertainties experienced in the United States as well as the rest of the world have persisted since our fiscal 2009 second quarter. We continued to experience challenging industry conditions during the first quarter of 2010 due to the global economic slowdown. These challenges and uncertainties continue to negatively affect consumer demand and lead to significant distributor and retailer destocking, which had, and may continue to have, an adverse impact on our business. Despite these conditions, we are encouraged by our results in the United States and Canada, as discussed in detail, below.

The global economic challenges have also impacted our business in Europe, where sales in the United Kingdom declined in the three months ended September 30, 2009 from the prior year comparable period. The demand weakness and the phasing out of the supply of fresh prepared sandwiches to a major retail customer in the United Kingdom resulted in underutilization of our production capacity. In response, we initiated a consolidation of our Daily Bread production activities into our Luton facility. In our United Kingdom meat-free frozen food operation, we are pleased with the performance of our Linda McCartney products, which had substantially higher sales than the year ago period and we have been successful in obtaining new customers, which we expect will improve our sales and factory utilization in the second half of this fiscal year. Results at our continent-based operations were strong, where sales on a local currency basis were ahead of last year and profit improved.

While we cannot predict the continuing magnitude and duration of the economic downturn or its impact on the demand for our products, we believe that we will continue to derive benefits from new, innovative products, seeking to provide consumers with healthful, “better-for-you” products at reasonable prices.

We continued our focus on generating cash and maintaining a strong balance sheet with ample liquidity. During the first quarter of fiscal 2010, we repaid an additional $16.3 million of borrowings under our credit facility, which brings the total repayments since the end of last year’s first quarter to $76.5 million.

Our corporate website is www.hain-celestial.com. The information contained on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the Securities and Exchange Commission (“SEC”).

Factor Affecting Comparability

As of June 30, 2009, the minority owner of Hain Pure Protein Corp. (“HPP”) acquired a controlling interest in the joint venture through the purchase of newly issued shares. As a result, the Company’s equity interest was reduced to 48.7% and, effective June 30, 2009, the Company deconsolidated HPP and began accounting for its investment in HPP under the equity method of accounting. Beginning on July 1, 2009, the revenues and expenses of HPP are no longer consolidated and the Company’s 48.7% share of HPP’s results are reported as a separate line on the condensed consolidated statement of operations. The Company’s condensed consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP.

Results of Operations

Three months ended September 30, 2009

Net sales for the three months ended September 30, 2009 were $230.5 million compared to $286.8 million for the three months ended September 30, 2008, a decrease of $56.3 million, which includes the impact of deconsolidating $38.4 million of HPP sales reported in the prior year quarter. Additionally, weaker foreign currencies relative to the year ago quarter decreased our reported sales by approximately $4.6 million or 2.0%. Sales in North America, excluding the impact of deconsolidating HPP, decreased $8.6 million, or 4.2%, from the year ago quarter. The decrease in sales resulted from a number of factors, including increased promotional spending, which is targeted at increasing consumption, distributor and retailer destocking, the Celestial Seasonings SKU rationalization implemented in the fourth quarter of fiscal 2009 and decreased sales of our personal care products into the chain drug channel. Despite these issues, we experienced continued growth of our Earth’s Best, Arrowhead Mills, Imagine Soup and MaraNatha brands and increased distribution of our products into new channels. Additionally, our sales in Canada increased approximately 6% in local currency, although they were flat in U.S dollars. Sales in Europe decreased $9.4 million, or 21.0%, as a result of the lower sales in our United Kingdom-based operations. This was partially offset by increased sales at our continent-based operations.

Gross profit for the three months ended September 30, 2009 was $61.8 million, a decrease of $7.0 million from last year’s quarter. Gross profit as a percentage of net sales was 26.8% for the three months ended September 30, 2009 compared to 24.0% of net sales for the September 30, 2008 quarter. The increase in gross profit percentage was primarily attributable to the deconsolidation of HPP, which impacted the prior year’s gross profit ratio by approximately 300 basis points and was partially offset by the increase in promotional spending.

Selling, general and administrative expenses decreased by $10.8 million, or 20.2%, to $42.6 million for the three months ended September 30, 2009 compared to $53.3 million in the September 30, 2008 quarter. Selling, general and administrative expenses have decreased primarily as a result of the savings from the cost reduction initiatives we implemented last year, decreased professional fees related to the now-completed review of our stock option practices and the deconsolidation of HPP. Selling, general and administrative expenses as a percentage of net sales decreased to 18.5% in the first quarter of fiscal 2010 as compared to 18.6% in the first quarter of last year.

We incurred approximately $1.8 million of restructuring expenses in this year’s first quarter related to the consolidation of our Daily Bread production activities into our Luton, United Kingdom facility. We expect that the transfer will be completed in the second quarter of this fiscal year with additional costs of approximately $1.0 million to be recognized in that period. In the first quarter of fiscal 2008, we incurred approximately $0.6 million of severance costs related to actions taken in several of our United States locations.

Operating income was $17.5 million for the three months ended September 30, 2009 compared to $14.9 million in the September 30, 2008 quarter. The increase in operating income resulted primarily from the decrease in our selling, general and administrative expenses. Operating income as a percentage of net sales was 7.6% in the September 30, 2009 quarter compared with 5.2% in the September 30, 2008 quarter.

Interest and other expenses, net were $3.0 million for the three months ended September 30, 2009 compared to $4.0 million for the three months ended September 30, 2008. Interest expense totaled $2.6 million in this year’s first quarter, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility. Interest expense in last year’s first quarter was approximately $3.8 million. The decrease in interest expense resulted from a combination of lower borrowings under our revolving credit facility and lower interest rates.

Our equity in the net loss from our investment in HPP was $1.0 million. In the prior year, HPP’s results were consolidated into the Company’s results.

Income before income taxes for the three months ended September 30, 2009 amounted to $13.4 million compared to $10.9 million in the comparable period of the prior year.

Our effective income tax rate was 37.0% of pre-tax income for the three months ended September 30, 2009 compared to 38.0% for the three months ended September 30, 2008. The effective tax rate for the first quarter of fiscal 2010 was lower than the comparable period of the prior year as a result of changes in geographic income distribution and the deconsolidation of HPP. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Net income attributable to The Hain Celestial Group, Inc. for the three months ended September 30, 2009 was $8.1 million compared to $7.0 million in the September 30, 2008 quarter. The increase of $1.1 million in earnings was attributable to the factors noted above.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance was $16.6 million at September 30, 2009, a decrease of $24.8 million from the end of fiscal 2009. Net cash used in operating activities was $8.1 million for the three months ended September 30, 2009, compared to $29.2 million for the three months ended September 30, 2008. The decrease in cash used by operations in the first quarter of fiscal 2010 resulted primarily from an improvement in the changes in operating assets and liabilities of approximately $20.0 million as compared to the prior year comparable period. The change in operating assets and liabilities primarily resulted from improved inventory management. Our inventories increased approximately $6.6 million in the first three months of the current fiscal year but were $50.4 million, including $35.9 million as a result of the HPP deconsolidation, lower than a year ago. The current fiscal year’s activity includes a seasonal increase of ingredients to support sales of our products, such as tea and soup, which increase in the cooler months. Our working capital decreased to $210.8 million at September 30, 2009 compared with $212.6 million at June 30, 2009.

In the three months ended September 30, 2009, we used $1.0 million of cash in investing activities. This consisted of $2.7 million of capital expenditures, which was partially offset by $1.7 million of repayments of advances received from HPP. We used $3.3 million of cash in investing activities in the three months ended September 30, 2008, primarily for capital expenditures.

Net cash of $16.1 million was used in financing activities for the three months ended September 30, 2009 compared to $17.7 million provided by financing activities for the three months ended September 30, 2008. The change was due principally to a decrease in the proceeds from exercises of stock options to $0.3 million in the three months ended September 30, 2009 from $4.8 million in the three months ended September 30, 2008 and $16.3 million of borrowings repaid under our Credit Facility for the three months ended September 30, 2009 compared to $13.0 million of drawings made during the three months ended September 30, 2008.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2009, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2009, there were $92.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

We believe that our cash on hand of $16.6 million at September 30, 2009, projected cash flows from operations and availability under our credit facility are sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At September 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and chargebacks receivable, inventories, property, plant and equipment, accounting for acquisitions, stock based compensation, segments and goodwill and intangible assets. The application of each of these critical accounting policies and estimates was discussed in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2009. During the first quarter of fiscal 2010 we adopted the revised FASB for business combinations which will affect our accounting for acquisitions policy. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1. There have been no other significant changes in the application of our critical accounting policies or estimates during fiscal 2010.

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

Inflation

Inflation may cause increased ingredient, fuel, labor and benefits. For more information regarding ingredient costs, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Ingredient Inputs Price Risk, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. To the extent permitted by competition, we seek to recover increased costs through a combination of price increases, new product innovation and by implementing process efficiencies and cost reductions.

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•

our ability to achieve our guidance for sales and earnings per share in fiscal year 2010 given the recession in the U.S. and other markets that we sell products as well as economic and business conditions generally and their effect on our customers and consumers’ product preferences, and our business, financial condition and results of operations;

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets;

•	our ability to implement our business and acquisition strategy, including our strategy for improving results in Europe;

•	the ability of our joint venture investments, including HPP, to successfully execute their business plans;

•

our ability to realize sustainable growth generally and from investments in core brands, offering new products and our focus on cost containment, productivity, cash flow and margin enhancement in particular;

•	our ability to effectively integrate our acquisitions;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing contracts and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel and commodity costs;

•	the continuing adverse effects on our results of operations from the impacts of foreign exchange;

•	the resolution of the civil litigation regarding our stock option practices;

•	changes in, or the failure to comply with, government regulations; and

•	other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the annual report on Form 10-K, for the fiscal year ended June 30, 2009.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the quarter ended September 30, 2009 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff seeks unspecified damages, disgorgement of options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The two actions were consolidated by a Court Order dated March 3, 2008. The parties have entered into a Stipulation of Settlement dated as of October 9, 2009 which provides for the settlement and dismissal of the action. On November 2, 2009, the Court executed a Preliminary Approval Order preliminarily approving the Stipulation of Settlement and setting the settlement hearing date for February 11, 2010.

Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factor described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Joint ventures that we enter into present a number of risks and challenges that could have a material adverse effect on our business and results of operations.

As part of our business strategy, we have made minority interest investments and established joint ventures. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown potential disputes, liabilities or contingencies and changes in the industry, location or political environment in which these investments are located, that may arise after entering into such arrangements. We could experience financial or other setbacks if these transactions encounter unanticipated problems, including problems related to execution by the management of the companies underlying these investments. Any of these risks could adversely affect our results of operations.

Additionally, we are a minority equity owner in HPP. Because we do not own a majority or maintain voting control of HPP, we do not have the ability to control its policies, management or affairs. The management team of HPP could make business decisions without our consent that could impair the economic value of our investment in HPP. Any such diminution in the value of our investment could have an adverse impact on our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans(2)
July 2009	—		—	—	900,300

August 2009	—		—	—	900,300

September 2009	1,036	(1)	$16.50	—	900,300

Total	1,036		$16.50	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.
(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

4.3	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.1.1	Amendment No. 1 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Commission on May 12, 2008).

10.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

10.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

10.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

10.5	2000 Directors Stock Plan (incorporated by reference to Annex A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated February 18, 2009).

10.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2009).

10.7	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.7.1	Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.7.2	Amendment to Employment Agreement between the Registrant and Irwin D. Simon, dated as of July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2009).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.9	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.10	Description of compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2008).

10.11	Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.12	Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.13	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.14	Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.15	Form of Restricted Stock Agreement with Mitchell Ring under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.16	Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.17	License Agreement, dated as of July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 19, 2008).

10.18	Form of the Change in Control Agreements between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.19	Form of the Offer Letter Amendments between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.20	Form of Restricted Stock Agreement under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

10.21	Form of Notice of Grant of Restricted Stock Award under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (a)

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (a)

a - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: November 9, 2009	/s/ IRWIN D. SIMON
Irwin D. Simon,
Chairman, President and Chief
Executive Officer

Date: November 9, 2009	/s/ IRA J. LAMEL
Ira J. Lamel,
Executive Vice President and
Chief Financial Officer