Form 10-Q
period 2009-12-31
HAIN CELESTIAL GROUP INC
filed 2010-02-09
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

As of February 5, 2010 there were 40,830,976 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2009	June 30, 2009
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$26,813	$41,408
Accounts receivable, less allowance for doubtful accounts of $1,053 and $1,175	124,929	114,506
Inventories	165,332	158,590
Deferred income taxes	13,053	13,028
Other current assets	17,275	21,599

Total current assets	347,402	349,131
Property, plant and equipment, net	101,819	102,135
Goodwill	461,346	456,459
Trademarks and other intangible assets, net	148,000	149,196
Investment in and advances to equity-method investees	46,253	49,061
Other assets	16,498	17,514

Total assets	$1,121,318	$1,123,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$118,871	$134,618
Income taxes payable	8,555	1,877
Current portion of long-term debt	33	44

Total current liabilities	127,459	136,539
Long-term debt, less current portion	235,072	258,372
Deferred income taxes and other liabilities	26,547	27,262

Total liabilities	389,078	422,173
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 41,809,008 and 41,699,509 shares	418	417
Additional paid-in capital	507,967	503,161
Retained earnings	231,557	212,285
Accumulated other comprehensive income	8,626	1,769

	748,568	717,632
Less: 1,003,032 and 1,001,898 shares of treasury stock, at cost	(16,328)	(16,309)

Total stockholders’ equity	732,240	701,323

Total liabilities and stockholders’ equity	$1,121,318	$1,123,496

Note: The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales	$241,967	$312,220	$472,451	$599,004
Cost of sales	172,067	241,838	340,743	459,789

Gross profit	69,900	70,382	131,708	139,215
Selling, general and administrative expenses	47,182	49,977	89,746	103,316
Restructuring expenses	1,157	894	2,936	1,492

Operating income	21,561	19,511	39,026	34,407
Interest and other expenses, net	3,515	5,224	6,557	9,208
Equity in net loss of equity-method investee	136	—	1,132	—

Income before income taxes	17,910	14,287	31,337	25,199
Provision for income taxes	6,728	5,498	12,065	9,644

Net income	11,182	8,789	19,272	15,555
Income attributable to noncontrolling interest	—	(649)	—	(393)

Net income attributable to The Hain Celestial Group, Inc.	$11,182	$8,140	$19,272	$15,162

Net income per share attributable to The Hain Celestial Group, Inc.:
Basic	$0.27	$0.20	$0.47	$0.38

Diluted	$0.27	$0.20	$0.47	$0.37

Shares used in the calculation of net income per common share attributable to The Hain Celestial Group, Inc.:
Basic	40,774	40,464	40,737	40,344

Diluted	41,352	41,025	41,255	41,262

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount at $.01
					Shares	Amount
Balance at June 30, 2009	41,699,509	$417	$503,161	$212,285	1,001,898	$(16,309)	$1,769	$701,323
Issuance of common stock pursuant to stock compensation plans	56,884	1	767					768
Issuance of common stock in connection with license agreement	52,615		965					965
Stock-based compensation income tax effects			(205)					(205)
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					1,134	(19)		(19)
Non-cash compensation charge			3,279					3,279
Net income				19,272				19,272
Translation adjustments							6,766	6,766
Change in deferred gains on cash flow hedging instruments, net of tax							(654)	(654)
Reclassification of unrealized loss on available for sale investment, net of tax							745	745

Balance at December 31, 2009	41,809,008	$418	$507,967	$231,557	1,003,032	$(16,328)	$8,626	$732,240

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2009	2008
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$19,272	$15,555
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,359	11,076
Deferred income taxes	(1,489)	(302)
Equity in net loss of equity-method investee	1,132	—
Loss on write-down of investment	1,210	—
Non-cash compensation	3,279	2,897
Tax benefit from stock options	108	290
Other non-cash items, net	104	(114)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(10,223)	(1,314)
Inventories	(5,679)	(41,508)
Other current assets	2,952	5,885
Other assets	(647)	(3,355)
Accounts payable and accrued expenses	(16,816)	(5,170)
Income taxes	8,252	(879)

Net cash provided by (used in) operating activities	10,814	(16,939)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(4,924)	(6,234)
Proceeds from disposals of property and equipment	27	643
Acquisitions of business	(344)	(446)
Repayment of advances by equity-method investee	2,049	—

Net cash used in investing activities	(3,192)	(6,037)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	768	5,280
Drawings (repayments) under bank revolving credit facility	(23,330)	11,500
Repayments of other long-term debt, net	—	(76)
Shares withheld for payment of employee payroll taxes	(19)	(44)

Net cash provided by (used in) financing activities	(22,581)	16,660

Effect of exchange rate changes on cash	364	(2,285)

Net decrease in cash and cash equivalents	(14,595)	(8,601)
Cash and cash equivalents at beginning of period	41,408	58,513

Cash and cash equivalents at end of period	$26,813	$49,912

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Gluten Free Café™, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat® and Granose®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart Clean™ (under license) brand.

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

Management evaluated all events and transactions occurring after the balance sheet date through the filing of this quarterly report on Form 10-Q on February 9, 2010.

2. BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. Except for the retrospective adjustments related to the adoption of new accounting guidance contained in Accounting Standards Codification (“ASC”) 810, “Consolidation,” regarding noncontrolling interests as discussed in further detail below, the amounts as of and for the periods ended June 30, 2009 are derived from the Company’s audited annual financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. Please refer to the footnotes to our consolidated financial statements as of June 30, 2009 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

The Company’s investment in HPP is accounted for under the equity method of accounting effective from June 30, 2009. The Company’s condensed consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP.

The condensed consolidated statement of operations for the three and six months ended December 31, 2008 includes adjustments to reclassify $3,341 and $5,874, respectively, from selling, general and administrative expenses to net sales as a result of a misclassification of certain promotional expenses in prior periods. The reclassifications did not affect previously reported net income.

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

On July 1, 2009, we adopted a new accounting standard issued by the FASB, which is included in ASC 805, “Business Combinations” which provides revised guidance related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). The standard requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their acquisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The impact of this standard will be dependent on the number, size, terms and nature of acquisitions we may make in future periods.

On July 1, 2009 we also adopted a new accounting standard issued by the FASB, which is included in ASC 810, “Consolidation,” which establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary, which was previously referred to as minority interest. Among other requirements, the guidance establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity in the consolidated financial statements, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the consolidated statement of income. The provisions of this standard must be applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. As a result of the dilution of the Company’s ownership interest in HPP as of June 30, 2009, the Company deconsolidated HPP at that date. We reclassified $1.1 million ($0.6 million net of tax) and $0.6 million ($0.4 million net of tax) related to HPP from “Interest and other expenses, net” to “Income attributable to noncontrolling interest” in our Consolidated Statement of Operations for the three months and six months ended December 31, 2008. The recorded amount for the prior year’s second quarter and first six months previously presented as “Net income”, which is now presented as “Net income attributable to The Hain Celestial Group, Inc.,” has not changed as a result of the adoption.

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. EARNINGS PER SHARE ATTRIBUTABLE TO THE HAIN CELESTIAL GROUP, INC.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Numerator:
Net income attributable to The Hain Celestial Group, Inc.	$11,182	$8,140	$19,272	$15,162

Denominator for basic earnings per share - weighted average shares outstanding during the period	40,774	40,464	40,737	40,344
Effect of dilutive stock options and unvested restricted stock	578	561	518	918

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,352	41,025	41,255	41,262

Basic net income per share	$0.27	$0.20	$0.47	$0.38

Diluted net income per share	$0.27	$0.20	$0.47	$0.37

Basic earnings per share excludes the dilutive effects of stock options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and restricted stock. Anti-dilutive stock options, restricted stock and restricted stock units totaling 2,676 for the three months and 2,644 for the six months ended December 31, 2009 and 2,900 for the three months and 2,424 for the six months ended December 31, 2008 were excluded from our earnings per share calculations.

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$11,182	$8,789	$19,272	$15,555
Other comprehensive income (loss):
Foreign currency translation adjustments, net	1,081	(25,311)	6,766	(36,906)
Unrealized gains (losses) on cash flow hedging instruments, net of tax	36	—	(654)	—
Change in unrealized loss on available-for-sale investment, net of tax	641	(400)	745	(400)

Comprehensive income (loss)	12,940	(16,922)	26,129	(21,751)
Comprehensive income attributable to the noncontrolling interest	—	(649)	—	(393)

Comprehensive income (loss) attributable to The Hain Celestial Group, Inc.	$12,940	$(17,571)	$26,129	$(22,144)

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Accumulated other comprehensive income attributable to The Hain Celestial Group, Inc. consisted of the following:

	December 31, 2009	June 30, 2009
Foreign currency translation adjustment	$9,079	$2,313
Unrealized loss on available for sale securities	—	(745)
Deferred gains (losses) on hedging instruments	(453)	201

Total accumulated other comprehensive income	$8,626	$1,769

5. INVENTORIES

Inventories consisted of the following:

	December 31, 2009	June 30, 2009
Finished goods	$111,865	$103,458
Raw materials, work-in-progress and packaging	53,467	55,132

	$165,332	$158,590

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2009	June 30, 2009
Land	$9,179	$9,113
Buildings and improvements	37,506	35,151
Machinery and equipment	133,518	129,790
Furniture and fixtures	7,178	7,093
Leasehold improvements	3,386	3,528
Construction in progress	1,736	1,766

	192,503	186,441
Less: Accumulated depreciation and amortization	90,684	84,306

	$101,819	$102,135

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Changes in the carrying amount of goodwill for the six months ended December 31, 2009 were as follows:

Balance as of June 30, 2009	$456,459
Translation adjustments, net	4,887

Balance as of December 31, 2009	$461,346

In October 2009, the Company entered into an additional License and Promotion Agreement with Martha Stewart Living Omnimedia, Inc. (“MSLO”) for the use of the trademark Martha Stewart™ and the Martha Stewart name in connection with the marketing and sale of certain baking and pasta products. In connection with the license agreement, the Company issued 52,615 shares of its common stock to MSLO in exchange for the use of the trademark for the five-year term. The fair value of the shares issued was approximately $1.0 million based on the market price of our common stock on the date of issuance and is being amortized on a straight-line basis over the initial five-year term. If certain sales targets are met, additional shares will be issued for a total value of up to $9.0 million and the agreement will be extended for up to ten additional years. The Company is also required to pay royalties based on net sales and required to spend certain amounts on advertising and promotion of the products. Products contemplated by this agreement are expected to be launched beginning in fiscal 2010.

At December 31, 2009, included in trademarks and other intangible assets on the balance sheet is approximately $11.7 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	December 31, 2009		June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$24,934	$13,190	$21,976	$11,728
Non-amortized intangible assets:
Trademarks	$142,882	$6,626	$145,630	$6,682

Amortization of intangible assets with finite lives amounted to $1.5 million in the six months ended December 31, 2009. The expected aggregate amortization expense in each of the next five fiscal years is $3.0 million in 2010, $2.8 million in 2011, $2.2 million in 2012, $1.6 million in 2013 and $0.7 million in 2014.

8. SENIOR NOTES AND CREDIT FACILITY

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2009, there were $85.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

9. INCOME TAXES

The effective income tax rate was 37.2% and 38.0% for the first six months of fiscal 2010 and 2009, respectively. The 2010 and 2009 effective income tax rates differed from the federal statutory rate primarily due to the effect of state income taxes and the mix of pretax earnings by jurisdiction. Based upon a review of its deferred tax asset valuation allowances, in the second quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax asset related to its U.S. foreign tax credits would be utilized, resulting in the release of approximately $0.9 million of valuation allowances. There were no material changes in unrecognized tax benefits during the first six months of fiscal 2010.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10. STOCK BASED COMPENSATION

We have various stock based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees, consultants and non-employee directors.

During the six months ended December 31, 2009, 155,186 shares of restricted stock and restricted stock units were granted with an estimated grant date value of $2.8 million. In addition, 173,289 stock options were granted with an estimated fair value of $6.03 per share, using the Black-Scholes option pricing model based on a risk-free rate of 2.38%, expected volatility of 34.2%, an expected life of 4.75 years and a dividend yield of 0.0%.

The Company recorded stock based compensation expense of $1.7 million for the three months ended December 31, 2009 and $1.5 million for the three months ended December 31, 2008 and $3.3 million for the six months ended December 31, 2009 and $2.9 million for the six months ended December 31, 2008 in selling, general, and administrative expenses in its condensed consolidated statements of operations. At December 31, 2009, there was $14.3 million of unrecognized stock based compensation expense, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 1.6 years.

Stock Options

A summary of our stock option plans’ activity for the six months ended December 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2009	5,568,667	$20.64
Granted	173,289	$18.20
Exercised	(48,050)	15.98
Canceled and expired	(227,900)	22.48

Options outstanding December 31, 2009	5,466,006	20.57	3.91	$8,916

Options exercisable at December 31, 2009	4,033,013	$21.38	3.17	$4,629

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the six month period ended December 31, 2009 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2009. This value will change based on the fair market value of the Company’s common stock. During the first six months of fiscal year 2010, the cash received from stock option exercises was $0.8 million. The intrinsic value of the stock options exercised and the tax benefit expected to be realized from the tax deductions for stock options exercised were not significant for the six months ended December 31, 2009.

Restricted Stock

Non-vested restricted stock awards at December 31, 2009 and activities during fiscal 2010 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2009	489,878	$21.73
Granted	155,186	$18.23
Vested	(8,834)	$21.31
Forfeited	(24,047)	$16.75

Non-vested restricted stock and units – December 31, 2009	612,183	$21.05

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

At December 31, 2009, $8.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.5 years.

There were 6,410,806 shares of Common Stock reserved for future issuance in connection with stock based awards as of December 31, 2009.

11. RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

During the first quarter of fiscal 2010 we initiated a plan to consolidate the production of our fresh food-to-go products in the United Kingdom into our Luton facility. As a result, we recorded costs of $2.9 million for the six months ended December 31, 2009 related to this plan, including $2.6 for severance and benefits and $0.3 million of other exit costs. In addition, during fiscal years 2009 and 2008, we implemented Stock Keeping Unit (“SKU”) rationalizations and initiated plans to streamline and integrate several of our other operations. The following table summarizes the changes in the liability for these reorganization and restructuring activities as of December 31, 2009:

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at July 1, 2009	$319	$120	$439
Charged to expense in fiscal 2010	2,591	344	2,935
Amounts utilized	(2,619)	(443)	(3,062)

Accrued at December 31, 2009	$291	$21	$312

12. EQUITY INVESTMENTS

At June 30, 2009, the Company owned a 48.7% equity interest in the Hain Pure Protein joint venture. This investment is accounted for under the equity method of accounting (see Note 2). Our investment in HPP of $25.9 million and advances to HPP of $20.3 million are included on the consolidated balance sheet in “Investment in and advances to equity-method investee.” The Company provided advances to HPP to finance its operations prior to its deconsolidation. As a result of the deconsolidation and HPP simultaneously entering into a separate credit agreement, the Company and HPP entered into a subordination agreement covering the outstanding advances. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its separate credit facility. The advances are fully repayable no later than December 31, 2012.

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited, with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in China and other markets. The Company’s investment in its 50% share of the joint venture totaled approximately $0.1 million. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med. The investment is being accounted for under the equity method of accounting. For the three months ended December 31, 2009, the joint venture’s results of operations were insignificant.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The cost basis of this available-for-sale security was $7.9 million and the fair values were $6.7 million at December 31, 2009 and $6.7 million at June 30, 2009. The fair value of this investment is included in “Other assets” in the Company’s condensed consolidated balance sheets. During the second quarter of fiscal 2010, the Company determined that an other-than-temporary decline in the fair value of YHS occurred based upon various factors including the near-term prospects of YHS, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which YHS operates and, accordingly recorded a loss of $1.2 million on the write-down of this investment, which is included in “Interest and other expenses, net”.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$6,696	$6,696	—	—
Forward foreign currency contracts	(645)	—	(645)	—

Total	$6,051	$6,696	$(645)	—

The following table presents assets measured at fair value on a recurring basis as of June 30, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$6,686	$6,686	—	—
Forward foreign currency contracts	290	—	$290	—

Total	$6,976	$6,686	$290	—

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

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at December 31, 2009 were $11.0 million and $0.6 million of net liabilities. The fair value of these derivatives is included in accrued expenses on the Company’s condensed consolidated balance sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 12 months. There were $13.5 million of notional amount and $0.2 million of fair value net assets of foreign exchange derivative contracts outstanding at June 30, 2009.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the three months and six months ended December 31, 2009, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the six months ended December 31, 2009.

The impact on other comprehensive income from foreign exchange contracts that qualified as cash flow hedges was as follows:

Six months ended December 31, 2009
Net carrying amount at July 1, 2009	$201
Cash flow hedges deferred in OCI	(637)
Changes in deferred taxes	(18)

Net carrying amount at December 31, 2009	$(454)

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales:
United States (1)	$191,772	$261,742	$371,919	$488,864
Canada	15,768	13,161	30,970	28,338
Europe	34,427	37,317	69,562	81,802

	$241,967	$312,220	$472,451	$599,004

Earnings before income taxes:
United States (1)	$22,037	$17,900	$38,305	$27,755
Canada	916	661	1,861	2,751
Europe	(5,043)	(4,274)	(8,829)	(5,307)

	$17,910	$14,287	$31,337	$25,199

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	December 31, 2009	June 30, 2009
Long-lived assets:
United States	$688,727	$693,122
Canada	59,802	54,183
Europe	25,387	27,060

	$773,916	$774,365

(1)	Includes net sales of $61,458 and $99,848 and earnings before income taxes of $1,463 and $888 for the three months and six months ended December 31, 2008, respectively, related to HPP, which was deconsolidated as of June 30, 2009. See Note 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the December 31, 2009 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2009. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

We manufacture, market, distribute and sell natural and organic products, under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthy Way of Life™. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well known brands. We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products, including food, beverage and personal care products. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. We manufacture internationally and our products are sold in more than 50 countries. Our brand names are well recognized in the various market categories they serve.

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

The economic challenges and uncertainties experienced in the United States as well as the rest of the world have persisted since our fiscal 2009 second quarter. We continued to experience challenging industry conditions during the first two quarters of 2010 due to the global economic slowdown. The general economic conditions, increased unemployment and lower consumer confidence continue to negatively affect consumer demand and result in changes in consumers’ spending habits, which can impact our customers and our sales. These conditions have led to significant distributor and retailer destocking, which had, and may continue to have, an adverse impact on our business. We continue to address these unfavorable external influences by seeking to provide consumers with better value and quality products.

Despite these challenging conditions, our results in the United States and Canada continued to reflect the strength of our brands and our focus on performance. We experienced significant inventory reductions initiated by two large distributors, the impact of which we were able to partially offset with increased sales in other channels. We are encouraged by recently published independent syndicated consumption data (consumption data measures sales scanned through cash registers at retail) and similar information provided directly by retailers indicating that our consumption trends at certain retailers are improving. We monitor consumption trends as part of the total mix of information used to evaluate expectations of future sales. We improved profitability through productivity initiatives and we continued to manage our balance sheet to improve our cash flows. The global economic challenges have also impacted our business in Europe, where sales in the United Kingdom declined in the three and six month periods ended December 31, 2009 from the prior year comparable periods primarily as a result of the phasing out of the supply of fresh sandwiches to Marks and Spencer, a major retailer. We completed the consolidation of our Daily Bread production activities into our Luton facility, which was initiated during our first fiscal quarter, resulting in a reduction of our manufacturing costs and setting the groundwork for future opportunities.

While we cannot predict the continuing magnitude and duration of the economic downturn or its impact on the demand for our products, we believe that we will continue to derive benefits from new, innovative products, seeking to provide consumers with healthful, “better-for-you” products at reasonable prices.

We continued our focus on generating cash and maintaining a strong balance sheet with ample liquidity. During the first six months of fiscal 2010, we repaid $23.3 million of borrowings under our credit facility. During the 12 months ended December 31, 2009 we have repaid a total of $82.0 million.

Our corporate website is www.hain-celestial.com. The information contained on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the Securities and Exchange Commission (“SEC”).

Factor Affecting Comparability

As of June 30, 2009, the then minority owner of Hain Pure Protein Corp. (“HPP”) acquired a controlling interest in the joint venture through the purchase of newly issued shares. As a result, the Company’s equity interest was reduced to 48.7% and, effective June 30, 2009, the Company deconsolidated HPP and began accounting for its investment in HPP under the equity method of accounting. Beginning on July 1, 2009, the revenues and expenses of HPP are no longer consolidated and the Company’s 48.7% share of HPP’s results are reported as a separate line on the condensed consolidated statement of operations. The Company’s condensed consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP.

Results of Operations

Three months ended December 31, 2009

Net sales for the three months ended December 31, 2009 were $242.0 million compared to $312.2 million for the three months ended December 31, 2008, a decrease of $70.2 million, which includes the impact of deconsolidating $61.5 million of HPP sales reported in the prior year quarter. Stronger foreign currencies relative to the year ago quarter increased our reported sales by approximately $4.8 million or 2.0%. Sales in North America, excluding the impact of deconsolidating HPP, decreased $5.9 million, or 2.8%, from the year ago quarter. The decrease in sales resulted primarily from distributor destocking and the Celestial Seasonings SKU rationalization implemented in the fourth quarter of fiscal 2009. This decrease was partially offset by sales increases in other channels, the initial sales of the Martha Stewart Clean brand, and the commencement of sales to our new Hong Kong joint venture which we expect will expand the distribution of our global brands in Asia. Our sales in Canada increased 3.0% in local currency and were up 19.8% in U.S. dollars as a result of the favorable exchange rate movement. Sales in Europe decreased $2.9 million, or 7.8%, which reflects an $8.8 million decrease due to the phasing out of production of fresh sandwiches for Marks and Spencer. This was partially offset by increased sales of our Linda McCartney frozen meat-free brand in the United Kingdom and increased sales, principally for our Lima brand, at our continent-based operations.

Gross profit for the three months ended December 31, 2009 was $69.9 million, a decrease of $0.5 million from last year’s quarter. Gross profit as a percentage of net sales was 28.9% for the three months ended December 31, 2009 compared to 22.5% of net sales for the December 31, 2008 quarter. The increase in gross profit percentage was attributable to a less volatile and more normalized input cost environment when compared to the high input cost inflation experienced in the prior year, as well as improvements in productivity. The gross profit percentage also improved as a result of the deconsolidation of HPP, which impacted the prior year’s gross profit percentage by approximately 370 basis points.

Selling, general and administrative expenses decreased by $2.8 million, or 5.5%, to $47.2 million for the three months ended December 31, 2009 compared to $50.0 million in the December 31, 2008 quarter. Selling, general and administrative expenses have decreased primarily as a result of the savings from the cost reduction initiatives we implemented last year, decreased professional fees related to the completed review of our past stock option practices and the deconsolidation of HPP. Selling, general and administrative expenses in fiscal 2009 also included a $1.4 million charge to settle a personal injury litigation matter. Selling, general and administrative expenses as a percentage of net sales increased to 19.5% in the second quarter of fiscal 2010 as compared to 16.0% in the second quarter of last year as a result of the decrease in net sales and the deconsolidation of HPP. HPP’s lower selling, general and administrative expense ratio impacted the fiscal 2009 three month period by 310 basis points.

We incurred approximately $1.2 million of additional restructuring expenses in this year’s second quarter related to the consolidation of our Daily Bread production activities into our Luton, United Kingdom facility. In the second quarter of fiscal 2009, we incurred approximately $0.9 million of severance costs related to actions taken in several of our United States locations.

Operating income was $21.6 million for the three months ended December 31, 2009 compared to $19.5 million in the December 31, 2008 quarter. The increase in operating income resulted primarily from the decrease in our selling, general and administrative expenses. Operating income as a percentage of net sales was 8.9% in the December 31, 2009 quarter compared with 6.3% in the December 31, 2008 quarter.

Interest and other expenses, net were $3.5 million for the three months ended December 31, 2009 compared to $5.2 million for the three months ended December 31, 2008. Interest expense totaled $2.5 million in this year’s second quarter, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility. Interest expense in last year’s second quarter was approximately $4.3 million. The decrease in interest expense resulted from a combination of lower borrowings under our revolving credit facility and lower interest rates. Included in other expenses for the three months ended December 31, 2009 is a $1.2 million non-cash impairment charge for an other-than-temporary decline in the fair value of our investment in the shares of Yeo Hiap Seng Limited, a Singapore-based natural food and beverage company listed on the Singapore stock exchange.

Our equity in the net loss from our investment in HPP was $0.1 million. In the prior year, HPP’s results were consolidated into the Company’s results.

Income before income taxes for the three months ended December 31, 2009 amounted to $17.9 million compared to $14.3 million in the comparable period of the prior year.

Our effective income tax rate was 37.3% of pre-tax income for the three months ended December 31, 2009 compared to 38.5% for the three months ended December 31, 2008. In the second quarter of fiscal 2010 the Company determined that it is more likely than not that a portion of its deferred tax assets related to its U. S. foreign tax credits would be utilized, resulting in the release of approximately $0.9 million of valuation allowances. The effective tax rate for the second quarter of fiscal 2010 was lower than the comparable period of the prior year as a result of changes in geographic income distribution and the deconsolidation of HPP. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Net income attributable to The Hain Celestial Group, Inc. for the three months ended December 31, 2009 was $11.2 million compared to $8.1 million in the December 31, 2008 quarter. The increase of $3.1 million in earnings was attributable to the factors noted above.

Six months ended December 31, 2009

Net sales for the six months ended December 31, 2009 were $472.5 million compared to $599.0 million for the six months ended December 31, 2008, a decrease of $126.5 million, which includes the impact of deconsolidating $99.8 million of HPP sales reported in the prior year six month period. Sales in North America, excluding the impact of deconsolidating HPP, decreased $14.5 million, or 3.5%, from the year ago six month period. The decrease in sales resulted from a number of factors, including increased promotional spending, which is targeted at increasing consumption, distributor and retailer destocking, the Celestial Seasonings SKU rationalization implemented in the fourth quarter of fiscal 2009 and decreased sales of our personal care products into the chain drug channel. These decreases were partially offset by sales increases in other channels, the initial sales of the Martha Stewart Clean brand, and the commencement of sales to our new Hong Kong joint venture which we expect will expand the distribution of our global brands in Asia. Additionally, our sales in Canada increased approximately 4.3% in local currency and 9.3% in U.S dollars. Sales in Europe decreased $12.2 million, or 15.0%, as a result of the phasing out of production of fresh sandwiches for Marks and Spencer in the United Kingdom. That reduction was partially offset by increased sales of our Linda McCartney frozen meat-free brand in the United Kingdom and increased sales of our Lima brand, as well as our global brands such as non-dairy beverages and Celestial Seasonings, by our continent-based operations.

Gross profit for the six months ended December 31, 2009 was $131.7 million, a decrease of $7.5 million from last year’s comparable period. Gross profit as a percentage of net sales was 27.9% for the six months ended December 31, 2009 compared to 23.2% of net sales for the six months ended December 31, 2008. The increase in gross profit percentage was primarily attributable to lower input costs and productivity improvements in the United States and the deconsolidation of HPP, which impacted the prior year’s gross profit percentage by approximately 333 basis points.

Selling, general and administrative expenses decreased by $13.5 million, or 13.1%, to $89.8 million for the six months ended December 31, 2009 compared to $103.3 million for the six months ended December 31, 2008. Selling, general and administrative expenses have decreased primarily as a result of the savings from the cost reduction initiatives we implemented last year, decreased professional fees related to the completed review of our past stock option practices and the deconsolidation of HPP. Selling, general and administrative expenses in fiscal 2009 also included a $1.4 million charge to settle a personal injury litigation matter. Selling, general and administrative expenses as a percentage of net sales increased to 19.0% in the first six months of fiscal 2010 as compared to 17.2% in the first six months of last year as a result of the decrease in net sales and the deconsolidation of HPP. HPP’s lower selling, general and administrative expense ratio impacted the fiscal 2009 six month period by 250 basis points.

We incurred approximately $2.9 million of restructuring expenses in this year’s first six months related to the consolidation of our Daily Bread production activities into our Luton, United Kingdom facility. In the first six months of fiscal 2009, we incurred approximately $1.5 million of severance costs related to actions taken in several of our United States locations.

Operating income was $39.0 million for the six months ended December 31, 2009 compared to $34.4 million in the year ago period. The increase in operating income resulted primarily from the decrease in our selling, general and administrative expenses. Operating income as a percentage of net sales was 8.3% in the six months ended December 31, 2009 compared with 5.7% for the six months ended December 31, 2008.

Interest and other expenses, net were $6.6 million for the six months ended December 31, 2009 compared to $9.2 million for the six months ended December 31, 2008. Interest expense totaled $5.2 million in this year’s first six months, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility. Interest expense in last year’s first six months was approximately $8.0 million. The decrease in interest expense resulted from a combination of lower borrowings under our revolving credit facility and lower interest rates. Included in other expenses for the six months ended December 31, 2009 is a $1.2 million non-cash impairment charge for an other-than-temporary decline in the fair value of our investment in the shares of Yeo Hiap Seng Limited, a Singapore-based natural food and beverage company listed on the Singapore stock exchange.

Our equity in the net loss from our investment in HPP was $1.1 million. In the prior year, HPP’s results were consolidated into the Company’s results.

Income before income taxes for the six months ended December 31, 2009 amounted to $31.3 million compared to $25.2 million in the comparable period of the prior year.

Our effective income tax rate was 37.2% of pre-tax income for the six months ended December 31, 2009 compared to 38.3% for the six months ended December 31, 2008. In the second quarter of fiscal 2010 the Company determined that it is more likely than not that a portion of its deferred tax assets related to its U. S. foreign tax credits would be utilized, resulting in the release of approximately $0.9 million of valuation allowances. The effective tax rate for the first half of fiscal 2010 was lower than the comparable period of the prior year as a result of changes in geographic income distribution and the deconsolidation of HPP. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Net income attributable to The Hain Celestial Group, Inc. for the six months ended December 31, 2009 was $19.3 million compared to $15.2 million for the six months ended December 31, 2008. The increase of $4.1 million in earnings was attributable to the factors noted above.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance was $26.8 million at December 31, 2009, a decrease of $14.6 million from the end of fiscal 2009. Net cash provided by operating activities was $10.8 million for the six months ended December 31, 2009 compared to net cash used by operating activities of $16.9 million for the six months ended December 31, 2008. The increase in cash provided by operations in the first six months of fiscal 2010 resulted primarily from an improvement in the changes in operating assets and liabilities of approximately $24.2 million as compared to the prior year period. The change in operating assets and liabilities primarily resulted from improved inventory management. Our inventories increased approximately $6.7 million in the first six months of the current fiscal year but were $47.4 million, including $33.6 million as a result of the HPP deconsolidation, lower than a year ago. The current fiscal year’s activity includes a seasonal increase of ingredients to support sales of our products, such as tea and soup, which increase in the cooler months. Our working capital increased to $219.9 million at December 31, 2009 compared with $212.6 million at June 30, 2009.

In the six months ended December 31, 2009, we used $3.2 million of cash in investing activities. This consisted of $4.9 million of capital expenditures, which was partially offset by $2.0 million of repayments of advances received from HPP. We used $6.0 million of cash in investing activities in the six months ended December 31, 2008, primarily for capital expenditures.

Net cash of $22.6 million was used in financing activities for the six months ended December 31, 2009 compared to $16.7 million provided by financing activities for the six months ended December 31, 2008. The change was due principally to a decrease in the proceeds from exercises of stock options to $0.8 million in the six months ended December 31, 2009 from $5.3 million in the six months ended December 31, 2008 and $23.3 million of borrowings repaid under our Credit Facility for the six months ended December 31, 2009 compared to $11.5 million of drawings made during the six months ended December 31, 2008.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2009, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2009, there were $85.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

We believe that our cash on hand of $26.8 million at December 31, 2009, projected cash flows from operations and availability under our credit facility are sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and chargebacks receivable, inventories, property, plant and equipment, accounting for acquisitions, stock based compensation, segments and goodwill and intangible assets. The application of each of these critical accounting policies and estimates was discussed in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2009. During the first quarter of fiscal 2010 we adopted the revised FASB pronouncement for business combinations which will affect our accounting for acquisitions policy. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1. There have been no other significant changes in the application of our critical accounting policies or estimates during fiscal 2010.

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

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•

our ability to achieve our guidance for sales and earnings per share in fiscal year 2010 given the recessionary environment in the U.S. and other markets that we sell products as well as economic and business conditions generally and their effect on our customers and consumers’ product preferences, and our business, financial condition and results of operations;

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

•

other risks detailed from time-to-time in the Company’s reports filed with the SEC, including the annual report on Form 10-K, for the fiscal year ended June 30, 2009 and the quarterly report on Form 10-Q for the quarter ended September 30, 2009.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the six months ended December 31, 2009 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Part II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans(2)
October 2009	98	(1)	$19.44	—	900,300

November 2009	—		—	—	900,300

December 2009	—		—	—	900,300

Total	98		$19.44	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.
(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on November 19, 2009. The Company submitted the following matters to a vote of security holders:

1.	To elect all of the director nominees to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified;

2.	To approve the adoption of an Executive Incentive Plan intended to comply with Section 162(m) of the Internal Revenue Code;

3.	To vote, on an advisory basis, for the compensation awarded to the named executive officers for the fiscal year ended June 30, 2009 as set forth in the summary compensation table of the 2009 proxy statement;

4.	To approve an amendment of the Amended and Restated 2002 Long-term Incentive and Stock Award Plan; and

5.	To ratify the appointment of Ernst & Young LLP as our registered independent accountants for the fiscal year ending June 30, 2010.

The stockholders elected the persons named below, the Company’s nominees, as directors of the Company, casting votes as shown below:

ELECTION OF DIRECTORS	FOR	WITHHELD
Irwin D. Simon	32,657,981	2,138,653
Barry J. Alperin	32,944,384	1,852,250
Richard C. Berke	30,935,484	3,861,150
Beth L. Bronner	30,259,472	4,537,162
Jack Futterman	32,179,442	2,617,192
Daniel R. Glickman	33,377,071	1,419,563
Marina Hahn	32,932,033	1,864,601
Roger Meltzer	31,238,756	3,557,878
Lewis D. Schiliro	32,113,474	2,683,160
Lawrence S. Zilavy	32,511,919	2,284,715

The stockholders approved the adoption of an Executive Incentive Plan intended to comply with Section 162(m) of the Internal Revenue Code, casting 27,428,930 votes in favor, 2,591,013 votes against, 58,369 abstaining and 4,718,322 not voted.

The stockholders approved, on an advisory basis, the compensation awarded to the named executive officers for the fiscal year ended June 30, 2009 as set forth in the summary compensation table of the 2009 proxy statement, casting 28,573,420 votes in favor, 6,088,985 votes against and 134,229 abstaining.

The stockholders approved the amendment of the Amended and Restated 2002 Long-term Incentive and Stock Award Plan, casting 22,772,010 votes in favor, 7,238,539 votes against, 67,763 abstaining and 4,718,322 not voted.

The stockholders ratified the appointment of Ernst & Young LLP, casting 33,780,470 votes in favor, 926,680 votes against, and 89,484 abstaining.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

10.2	2010-2014 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

10.3	Form of Change in Control Agreement. (a)

10.4	Form of Stock Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan. (a)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

(a) - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: February 9, 2010	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date: February 9, 2010	/s/ IRA J. LAMEL
Ira J. Lamel, Executive Vice President and Chief Financial Officer