Form 10-Q
period 2010-03-31
HAIN CELESTIAL GROUP INC
filed 2010-05-10
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010 there were 40,949,630 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2010	June 30, 2009
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$40,975	$41,408
Accounts receivable, less allowance for doubtful accounts of $1,204 and $1,175	116,879	114,506
Inventories	154,048	158,590
Deferred income taxes	13,038	13,028
Other current assets	17,921	21,599

Total current assets	342,861	349,131

Property, plant and equipment, net	100,157	102,135
Goodwill	463,052	456,459
Trademarks and other intangible assets, net	146,398	149,196
Investment in and advances to equity-method investees	45,842	49,061
Other assets	15,482	17,514

Total assets	$1,113,792	$1,123,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$109,974	$134,618
Income taxes payable	15,264	1,877
Current portion of long-term debt	33	44

Total current liabilities	125,271	136,539

Long-term debt, less current portion	225,074	258,372
Deferred income taxes and other liabilities	29,180	27,262

Total liabilities	379,525	422,173

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 41,904,705 and 41,699,509 shares	419	417
Additional paid-in capital	510,065	503,161
Retained earnings	234,213	212,285
Accumulated other comprehensive income	6,284	1,769

	750,981	717,632

Less: 1,026,460 and 1,001,898 shares of treasury stock, at cost	(16,714)	(16,309)

Total stockholders’ equity	734,267	701,323

Total liabilities and stockholders’ equity	$1,113,792	$1,123,496

Note: The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales	$222,098	$264,928	$694,549	$863,932
Cost of sales	160,596	204,933	501,339	664,722

Gross profit	61,502	59,995	193,210	199,210

Selling, general and administrative expenses	42,161	45,213	131,907	148,529
Restructuring expenses	—	1,946	2,936	3,438
Impairment of goodwill and other intangibles	—	52,567	—	52,567

Operating income (loss)	19,341	(39,731)	58,367	(5,324)

Interest and other expenses, net	2,024	4,508	8,581	13,716
Equity in net loss of equity-method investees	653	—	1,785	—

Income (loss) before income taxes	16,664	(44,239)	48,001	(19,040)
Provision for income taxes	14,008	(972)	26,073	8,672

Net income (loss)	2,656	(43,267)	21,928	(27,712)
Loss attributable to noncontrolling interest	—	(2,117)	—	(1,724)

Net income (loss) attributable to The Hain Celestial Group, Inc.	$2,656	$(41,150)	$21,928	$(25,988)

Net income (loss) per share attributable to The Hain Celestial Group, Inc.:
Basic	$0.07	$(1.01)	$0.54	$(0.64)

Diluted	$0.06	$(1.01)	$0.53	$(0.64)

Shares used in the calculation of net income (loss) per common share attributable to The Hain Celestial Group, Inc.:
Basic	40,838	40,555	40,771	40,415

Diluted	41,383	40,555	41,298	40,415

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2010

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount at $.01			Shares	Amount
Balance at June 30, 2009	41,699,509	$417	$503,161	$212,285	1,001,898	$(16,309)	$1,769	$701,323
Issuance of common stock pursuant to stock compensation plans	152,581	2	1,087					1,089
Issuance of common stock in connection with license agreement	52,615		965					965
Stock-based compensation income tax effects			(360)					(360)
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					24,562	(405)		(405)
Non-cash compensation charge			5,212					5,212
Net income				21,928				21,928
Translation adjustments							4,905	4,905
Change in deferred gains on cash flow hedging instruments, net of tax							(657)	(657)
Change in unrealized loss on available for sale investment, net of tax							267	267

Balance at March 31, 2010	41,904,705	$419	$510,065	$234,213	1,026,460	$(16,714)	$6,284	$734,267

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$21,928	$(27,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,062	16,259
Deferred income taxes	4,971	(5,038)
Equity in net loss of equity-method investees	1,785	—
Loss on write-down of investment	1,210	—
Impairment of goodwill and other intangibles	—	52,567
Non-cash compensation	5,212	4,455
Tax benefit from stock options	559	290
Other non-cash items, net	345	(92)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(3,404)	(17,300)
Inventories	5,068	(34,025)
Other current assets	2,126	895
Other assets	(1,448)	(3,017)
Accounts payable and accrued expenses	(24,441)	982
Income taxes	10,618	2,293

Net cash provided by (used in) operating activities	38,591	(9,443)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(7,354)	(10,047)
Proceeds from disposals of property and equipment	43	643
Acquisitions of business	(344)	(324)
Repayment of advances by equity-method investee	1,807	—

Net cash used in investing activities	(5,848)	(9,728)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	1,089	5,281
Repayments under bank revolving credit facility	(33,330)	(17,000)
Repayments of other long-term debt, net	(78)	(100)
Investments by and advances from minority shareholder in joint venture	—	2,906
Shares withheld for payment of employee payroll taxes	(405)	(45)

Net cash used in financing activities	(32,724)	(8,958)

Effect of exchange rate changes on cash	(452)	(2,600)

Net decrease in cash and cash equivalents	(433)	(30,729)
Cash and cash equivalents at beginning of period	41,408	58,513

Cash and cash equivalents at end of period	$40,975	$27,784

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Hain Pure Foods®, Westbrae Natural®, WestSoy®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, Walnut Acres Organic®, Ethnic Gourmet®, Rosetto®, Gluten Free Café™, Little Bear Organic Foods®, Bearitos®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Garden of Eatin’®, Terra®, Boston’s The Best You’ve Ever Tasted®, Lima®, Grains Noirs®, Natumi®, Yves Veggie Cuisine®, DeBoles®, Nile Spice®, Linda McCartney® (under license), Daily Bread™, Realeat® and Granose®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart CleanTM (under license) brand.

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

All dollar amounts in our condensed consolidated financial statements and tables have been rounded to the nearest thousand dollars, except share and per share amounts.

Management evaluated all events and transactions occurring after the balance sheet date through the filing of this quarterly report on Form 10-Q.

2.	BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. Except for the retrospective adjustments related to the adoption of new accounting guidance contained in Accounting Standards Codification (“ASC”) 810, “Consolidation,” regarding noncontrolling interests as discussed in further detail below, the amounts as of and for the periods ended June 30, 2009 are derived from the Company’s audited annual financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. Please refer to the footnotes to our consolidated financial statements as of June 30, 2009 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

The Company’s investment in HPP is accounted for under the equity method of accounting effective from June 30, 2009. The Company’s condensed consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP.

The condensed consolidated statements of operations for the three and nine months ended March 31, 2009 include adjustments to reclassify $2,795 and $8,669, respectively, from selling, general and administrative expenses to net sales as a result of a misclassification of certain promotional expenses in prior periods. The reclassifications did not affect previously reported net income.

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

On July 1, 2009 we also adopted a new accounting standard issued by the FASB, which is included in ASC 810, “Consolidation,” which establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary, which was previously referred to as minority interest. Among other requirements, the guidance establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity in the consolidated financial statements, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the consolidated statement of income. The provisions of this standard must be applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. As a result of the dilution of the Company’s ownership interest in HPP as of June 30, 2009, the Company deconsolidated HPP at that date. We reclassified $3.4 million ($2.1 million net of tax) and $2.8 million ($1.7 million net of tax) related to HPP from “Interest and other expenses, net” to “Income attributable to noncontrolling interest” in our Consolidated Statement of Operations for the three months and nine months ended March 31, 2009. The recorded amount for the prior year’s third quarter and first nine months previously presented as “Net income”, which is now presented as “Net income attributable to The Hain Celestial Group, Inc.,” has not changed as a result of the adoption.

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

3.	EARNINGS PER SHARE ATTRIBUTABLE TO THE HAIN CELESTIAL GROUP, INC.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to The Hain Celestial Group, Inc.	$2,656	$(41,150)	$21,928	$(25,988)

Denominator for basic earnings per share - weighted average shares outstanding during the period (in thousands)	40,838	40,555	40,771	40,415
Effect of dilutive stock options and unvested restricted stock (in thousands)	545	—	527	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions (in thousands)	41,383	40,555	41,298	40,415

Basic net income (loss) per share	$0.07	$(1.01)	$0.54	$(0.64)

Diluted net income (loss) per share	$0.06	$(1.01)	$0.53	$(0.64)

Basic earnings per share excludes the dilutive effects of stock options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and restricted stock. Anti-dilutive stock options, restricted stock and restricted stock units totaling 2,599,000 for the three months and 2,629,000 for the nine months ended March 31, 2010 were excluded from our earnings per share calculations. Diluted net loss per share excludes dilutive stock options, restricted stock and restricted stock units totaling 117,000 and 650,000, respectively, for the three months and nine months ended March 31, 2009 because they do not have a dilutive effect due to the Company’s net loss.

4.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$2,656	$(43,267)	$21,928	$(27,712)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(1,861)	(5,393)	4,905	(42,300)
Unrealized gains (losses) on cash flow hedging instruments, net of tax	(3)	—	(657)	—
Change in unrealized loss on available-for-sale investment, net of tax	(478)	(240)	267	(640)

Comprehensive income (loss)	314	(48,900)	26,443	(70,652)
Comprehensive loss attributable to the noncontrolling interest	—	2,117	—	1,724

Comprehensive income (loss) attributable to The Hain Celestial Group, Inc.	$314	$(46,783)	$26,443	$(68,928)

Accumulated other comprehensive income attributable to The Hain Celestial Group, Inc. consisted of the following:

	March 31, 2010	June 30, 2009
Foreign currency translation adjustment	$7,218	$2,313
Unrealized loss on available for sale securities	(478)	(745)
Deferred gains (losses) on hedging instruments	(456)	201

Total accumulated other comprehensive income	$6,284	$1,769

5.	INVENTORIES

Inventories consisted of the following:

	March 31, 2010	June 30, 2009
Finished goods	$104,196	$103,458
Raw materials, work-in-progress and packaging	49,852	55,132

	$154,048	$158,590

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2010	June 30, 2009
Land	$9,167	$9,113
Buildings and improvements	37,874	35,151
Machinery and equipment	133,024	129,790
Furniture and fixtures	6,846	7,093
Leasehold improvements	3,195	3,528
Construction in progress	2,136	1,766

	192,242	186,441
Less: Accumulated depreciation and amortization	92,085	84,306

	$100,157	$102,135

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Changes in the carrying amount of goodwill for the nine months ended March 31, 2010 were as follows:

Balance as of June 30, 2009	$456,459

Translation adjustments, net	6,593

Balance as of March 31, 2010	$463,052

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

At March 31, 2010, included in trademarks and other intangible assets on the balance sheet is approximately $10.9 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2010		June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Other intangibles	$24,720	$13,780	$21,976	$11,728

Non-amortized intangible assets:

Trademarks	$142,065	$6,607	$145,630	$6,682

Amortization of intangible assets with finite lives amounted to $2.2 million in the nine months ended March 31, 2010. The expected aggregate amortization expense in each of the next five fiscal years is $3.0 million in 2010, $2.8 million in 2011, $2.2 million in 2012, $1.5 million in 2013 and $0.7 million in 2014.

8.	SENIOR NOTES AND CREDIT FACILITY

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2010, there were $75.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

9.	INCOME TAXES

The effective income tax rate was 52.4% for the nine months ended March 31, 2010. The tax rate increased from our previous estimated tax rate as a result of valuation allowances of approximately $7.1 million recorded in the third quarter of fiscal 2010 related to carryforward losses and deferred tax assets in the United Kingdom. The Company’s United Kingdom operations have incurred losses in recent years, as a result of restructuring and other charges, such as the costs incurred in connection with the recent consolidation of its food-to-go production facilities, the phase out of sales to Marks and Spencer, as well as the economy in the United Kingdom. These losses represented evidence for management that a full valuation allowance for these deferred tax assets was necessary under ASC 740, “Accounting for Income Taxes.” In addition, based upon a review of its deferred tax asset valuation allowances, in the second quarter of fiscal 2010, the Company determined that it is more likely than not that a portion of the deferred tax asset related to its U.S. foreign tax credits would be utilized, resulting in the release of approximately $0.9 million of valuation allowances. For the nine months ended March 31, 2009, we had income tax expense of $8.7 million and a pre-tax loss of $19.0 million. The fiscal 2009 tax provision was impacted by the impairment losses recognized, of which approximately $40.7 million was nondeductible for tax purposes and which were treated as discrete tax items. The effective income tax rate related to income before tax excluding this discrete item was 38.3% for the nine months ended March 31, 2009. The fiscal 2010 and 2009 effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. There were no material changes in unrecognized tax benefits during the first nine months of fiscal 2010.

10.	STOCK BASED COMPENSATION

We have various stock based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees, consultants and non-employee directors.

During the nine months ended March 31, 2010, 155,186 shares of restricted stock and restricted stock units were granted with an estimated grant date value of $2.8 million. In addition, 173,289 stock options were granted with an estimated fair value of $6.03 per share, using the Black-Scholes option pricing model based on a risk-free rate of 2.38%, expected volatility of 34.2%, an expected life of 4.75 years and a dividend yield of 0.0%.

The Company recorded stock based compensation expense of $1.9 million for the three months ended March 31, 2010 and $1.6 million for the three months ended March 31, 2009 and $5.2 million for the nine months ended March 31, 2010 and $4.5 million for the nine months ended March 31, 2009 in selling, general, and administrative expenses in its condensed consolidated statements of operations. At March 31, 2010, there was $12.2 million of unrecognized stock based compensation expense, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 2.0 years.

Stock Options

A summary of our stock option plans’ activity for the nine months ended March 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2009	5,568,667	$20.64
Granted	173,289	18.20
Exercised	(73,050)	14.90
Canceled and expired	(392,960)	23.07

Options outstanding March 31, 2010	5,275,946	$20.52	3.80	$9,801

Options exercisable at March 31, 2010	4,047,095	$20.87	3.22	$6,360

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the nine month period ended March 31, 2010 and the exercise price) that would have been received by the option holders had all options been exercised on March 31, 2010. This value will change based on the fair market value of the Company’s common stock. During the first nine months of fiscal year 2010, the cash received from stock option exercises was $1.1 million. The intrinsic value of the stock options exercised and the tax benefit expected to be realized from the tax deductions for stock options exercised were not significant for the nine months ended March 31, 2010.

Restricted Stock

Non-vested restricted stock awards at March 31, 2010 and activities during fiscal 2010 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2009	489,878	$21.73
Granted	155,186	18.23
Vested	(79,531)	14.09
Forfeited	(26,996)	17.22

Non-vested restricted stock and units – March 31, 2010	538,537	$22.08

At March 31, 2010, $7.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.7 years.

There were 6,154,178 shares of Common Stock reserved for future issuance in connection with stock based awards as of March 31, 2010.

11.	RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

During the first quarter of fiscal 2010 we initiated a plan to consolidate the production of our fresh food-to-go products in the United Kingdom into our Luton facility. As a result, we recorded costs of $2.9 million for the six months ended December 31, 2009 related to this plan, including $2.6 million for severance and benefits and $0.3 million of other exit costs. In addition, during fiscal years 2009 and 2008, we implemented Stock Keeping Unit (“SKU”) rationalizations and initiated plans to streamline and integrate several of our other operations. The following table summarizes the changes in the liability for these reorganization and restructuring activities as of March 31, 2010:

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at July 1, 2009	$319	$120	$439
Charged to expense in fiscal 2010	2,590	344	2,935
Amounts utilized	(2,909)	(464)	(3,374)

Accrued at March 31, 2010	—	—	—

12.	EQUITY INVESTMENTS

At June 30, 2009, the Company owned a 48.7% equity interest in the Hain Pure Protein joint venture. This investment is accounted for under the equity method of accounting (see Note 2). Our investment in HPP of $25.3 million and advances to HPP of $20.5 million are included on the consolidated balance sheet in “Investment in and advances to equity-method investee.” The Company provided advances to HPP to finance its operations prior to its deconsolidation. As a result of the deconsolidation and HPP simultaneously entering into a separate credit agreement, the Company and HPP entered into a subordination agreement covering the outstanding advances. The subordination agreement allows for prepayments of the advances based on HPP meeting certain conditions under its separate credit facility. The advances are fully repayable no later than December 31, 2012.

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited, with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in China and other markets. The Company’s investment in its 50% share of the joint venture totaled approximately $0.1 million. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The investment is being accounted for under the equity method of accounting. For the three months ended March 31, 2010, the joint venture’s results of operations were not significant.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair values of this security were $5.9 million at March 31, 2010 and $6.7 million at June 30, 2009. The fair value of this investment is included in “Other assets” in the Company’s condensed consolidated balance sheets. During the second quarter of fiscal 2010, the Company determined that an other-than-temporary decline in the fair value of YHS occurred based upon various factors including the near-term prospects of YHS, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which YHS operates and, accordingly recorded a loss of $1.2 million on the write-down of this investment, which is included in “Interest and other expenses, net”. At March 31, 2010, the fair value of the security decreased by an additional $0.8 million; however, the fair value substantially recovered subsequent to the balance sheet date. As a result, the Company concluded that this decline in its YHS investment is temporary and, accordingly, has recorded the unrealized loss, net of tax, in “Accumulated other comprehensive income” in the stockholders’ equity section of the condensed consolidated balance sheet.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$5,914	$5,914	—	—
Foreign currency forward contracts	(657)	—	(657)	—

Total	$5,257	$5,914	$(657)	—

The following table presents assets measured at fair value on a recurring basis as of June 30, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$6,686	$6,686	—	—
Foreign currency forward contracts	290	—	$290	—

Total	$6,976	$6,686	$290	—

Available for sale securities consist of the Company’s investment in YHS (see Note 12). Fair value is measured using the market approach based on quoted prices. The Company utilizes the income approach to measure fair value for its foreign currency forward contracts. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices. As of March 31, 2010, and June 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2010.

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

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at March 31, 2010 were $16.4 million and $0.7 million of net liabilities. The fair value of these derivatives is included in accrued expenses on the Company’s condensed consolidated balance sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 14 months. There were $13.5 million of notional amount and $0.2 million of fair value net assets of foreign exchange derivative contracts outstanding at June 30, 2009.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the three months and nine months ended March 31, 2010, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the nine months ended March 31, 2010.

The impact on other comprehensive income from foreign exchange contracts that qualified as cash flow hedges was as follows:

Nine months ended March 31, 2010
Net carrying amount at July 1, 2009	$201
Cash flow hedges deferred in OCI	(945)
Changes in deferred taxes	288

Net carrying amount at March 31, 2010	$(456)

14.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff sought from the defendants unspecified damages, disgorgement of benefits from allegedly backdated options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The two actions were consolidated by a Court Order dated March 3, 2008. The parties entered into a Stipulation of Settlement dated as of October 9, 2009 providing for the settlement and dismissal of the consolidated action. On March 1, 2010, the Court entered a Final Order and Judgment approving the settlement as set forth in the Stipulation of Settlement and dismissing the consolidated action with prejudice.

In 2005, a former distributor filed an action against the Company in the Superior Court of the Province of Quebec, City of Montreal, Canada alleging breaches of contract and wrongful termination of contract. The Company believed it did not have liability for this claim; however, as the litigation approached trial, the Company determined that a settlement would be economically beneficial as the estimate of trial costs were high. Therefore, the Company entered into settlement discussions with the plaintiff in April, 2010 and, as a result, the Company recorded a charge in the third quarter of fiscal 2010 representing its estimate of a settlement payment.

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales:
United States (1)	$174,502	$219,088	$546,421	$707,952
Canada	15,566	12,715	46,536	41,053
Europe	32,030	33,125	101,592	114,927

	$222,098	$264,928	$694,549	$863,932

Earnings before income taxes:
United States (1) (2)	$17,391	$2,433	$55,696	$30,188
Canada	1,939	151	3,800	2,902
Europe (2)	(2,666)	(46,823)	(11,495)	(52,130)

	$16,664	$(44,239)	$48,001	$(19,040)

	March 31, 2010	June 30, 2009
Long-lived assets:
United States	$687,523	$693,122
Canada	61,318	54,183
Europe	22,089	27,060

	$770,930	$774,365

(1)	Includes net sales of $30,346 and $130,194 and losses before income taxes of $14,453 and $13,172 for the three months and nine months ended March 31, 2009, respectively, related to HPP, which was deconsolidated as of June 30, 2009. See Note 2.
(2)	Earnings (loss) before income taxes in 2009 include non-cash impairment charges of $7.6 million in the United States and $45.0 million in Europe recorded in the three months ended March 31, 2009.

16.	SUBSEQUENT EVENTS

On May 6, 2010, we entered into a definitive agreement to acquire the assets and business, subject to certain liabilities, of World Gourmet Marketing, LLC. World Gourmet develops, produces, markets and sells Sensible Portions branded snack products. The transaction is subject to regulatory and other approvals.

On May 5, 2010, Hain Pure Protein announced that, under the terms of a letter of intent, its Kosher Valley brand will be divested in a transaction with Empire Kosher Poultry, Inc. (“Empire”), wherein the Kosher Valley brand and customer relationships will be exchanged for an equity interest in Empire. Empire is one of the country’s most established kosher poultry processors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2010 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and our Annual Report on Form 10-K for the year ended June 30, 2009. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

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

Global economic challenges and the recessionary environment have impacted industry conditions in recent quarters, although conditions have begun to stabilize in the latest quarter. The general economic weakness, increased unemployment and lower consumer confidence negatively affected consumer demand and resulted in changes in consumers’ spending habits, which impacted our customers and our sales. These conditions have led to significant distributor and retailer destocking, which had, and may continue to have, an adverse impact on our business. We continue to address these unfavorable external influences by seeking to provide consumers with better value and quality products.

Despite challenging economic conditions, our results in the United States, Canada and continental Europe continued to reflect the strength of our brands and our focus on performance. During the first three quarters of this fiscal year, we experienced significant inventory reductions initiated by two large distributors in North America, the impact of which we were able to partially offset with increased sales in other channels. However, despite those initiatives on the part of our distributors, published independent syndicated consumption data (consumption data measures sales scanned through cash registers at retail) and similar information provided directly by retailers indicate that our consumption trends at certain retailers are improving. We monitor consumption trends as part of the total mix of information used to evaluate expectations of future sales. We improved profitability through productivity initiatives and we continued to manage our balance sheet to improve our cash flows. Our sales in the United Kingdom declined in the three and nine month periods ended March 31, 2010 from the prior year comparable periods primarily as a result of the phasing out of the supply of fresh sandwiches to Marks and Spencer, a major retailer. We have partially offset this decline with increased sales of our frozen meat-free Linda McCartney brand and private label products as well as sales to new customers of our Daily Bread brand of fresh sandwiches.

While we cannot predict the continuing magnitude and duration of the recent challenging economic conditions or their impact on the demand for our products, we believe that we will continue to derive benefits from new, innovative products, seeking to provide consumers with healthful, “better-for-you” products at reasonable prices.

We continued our focus on generating cash and maintaining a strong balance sheet. During the first nine months of fiscal 2010, we repaid $33.3 million of borrowings under our credit facility. During the 12 month period ended March 31, 2010 we have repaid a total of $63.5 million of borrowings.

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

Results of Operations

Three months ended March 31, 2010

Net sales for the three months ended March 31, 2010 were $222.1 million compared to $264.9 million for the three months ended March 31, 2009, a decrease of $42.8 million, which decrease includes $30.3 million of HPP sales reported in the prior year quarter. Stronger foreign currencies relative to the year ago quarter increased our reported sales by approximately $4.8 million or 1.8%. Sales in North America, excluding the impact of deconsolidating HPP, decreased $11.4 million, or 5.7%, from the year ago quarter. The decrease in sales resulted primarily from distributor destocking and the Celestial Seasonings SKU rationalization implemented in the fourth quarter of fiscal 2009. Our sales in Canada increased 2.4% in local currency and were up 22.4% in U.S. dollars as a result of the favorable exchange rate movement. Sales in Europe decreased $1.1 million, or 3.3%, which includes a $7.1 million decrease due to the phasing out of production of fresh sandwiches for Marks and Spencer. This was substantially offset by increased sales of our Linda McCartney frozen meat-free brand in the United Kingdom and increased sales of our Lima brand, as well as our global brands such as Rice Dream and Celestial Seasonings, by our continent-based operations.

Gross profit for the three months ended March 31, 2010 was $61.5 million, an increase of $1.5 million from last year’s quarter. Gross profit as a percentage of net sales was 27.7% for the three months ended March 31, 2010 compared to 22.6% of net sales for the March 31, 2009 quarter. The gross profit percentage improved primarily as a result of the deconsolidation of HPP, which impacted the prior year’s gross profit percentage by approximately 480 basis points. The increase in gross profit percentage was also a result of a favorable sales mix in the United States, a less volatile and more normalized input cost environment when compared to the high input cost inflation experienced in the prior year, as well as continued improvements from productivity initiatives. Gross margins also benefited from a stronger Canadian currency in this year’s quarter.

Selling, general and administrative expenses decreased by $3.1 million, or 6.7%, to $42.2 million for the three months ended March 31, 2010 compared to $45.2 million in the March 31, 2009 quarter. Selling, general and administrative expenses have decreased primarily as a result of the savings from the cost reduction initiatives we implemented last year and $2.4 million of expense reported by HPP in the prior year quarter. Selling, general and administrative expenses also included approximately $1.2 million of expense related to litigation in the three months ended March 31, 2010. Selling, general and administrative expenses in fiscal 2009 also included a $3.0 million insurance reimbursement recorded for professional fees previously incurred in connection with the investigation of our stock option practices. Selling, general and administrative expenses as a percentage of net sales increased to 19.0% in the third quarter of fiscal 2010 as compared to 17.1% in the third quarter of last year as a result of the decrease in net sales and the deconsolidation of HPP. HPP’s lower selling, general and administrative expense ratio impacted the fiscal 2009 three month period by approximately 100 basis points.

In the third quarter of fiscal 2009, we recognized non-cash impairment charges for goodwill and other intangibles of $52.6 million, which included $49.6 million for goodwill, net of $7.6 million attributed to the noncontrolling interest of our Hain Pure Protein joint venture, and $3.0 million for other intangibles. In the third quarter of fiscal 2009 we also incurred approximately $1.9 million of restructuring costs in connection with actions taken in some of our U. S. locations. There were no comparable charges in this year’s third quarter.

Operating income was $19.3 million for the three months ended March 31, 2010 compared to a loss from operations of $39.7 million in the March 31, 2009 quarter, which included a loss from operations of $14.4 million at HPP. Operating income as a percentage of net sales was 8.7% in the March 31, 2010 quarter. The loss from operations in last year’s third quarter resulted primarily from the $52.6 million charge for the impairment of goodwill and intangibles.

Interest and other expenses, net were $2.0 million for the three months ended March 31, 2010 compared to $4.5 million for the three months ended March 31, 2009. Interest expense totaled $2.5 million in this year’s third quarter, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility. Interest expense in last year’s third quarter was approximately $3.4 million. The decrease in interest expense resulted from a combination of lower borrowings under our revolving credit facility and lower average interest rates.

Our share of the after-tax loss from our investment in HPP was $0.7 million for the three months ended March 31, 2010. HPP’s results for the three months ended March 31, 2010 included approximately $2.4 million of pretax losses (which accounted for all of our share of HPP’s net loss) related to its Kosher Valley brand, which began operations less than one year ago. In the prior year, HPP’s results were consolidated into the Company’s results.

Income before income taxes for the three months ended March 31, 2010 amounted to $16.7 million compared to a loss of $44.2 million in the comparable period of the prior year.

Our effective income tax rate was 80.9% of pre-tax income for the three months ended March 31, 2010 compared to a 2.2% benefit for the three months ended March 31, 2009. The effective tax rate for the third quarter of fiscal 2010 was impacted by approximately $7.1 million of valuation allowances recorded in the current quarter related to carryforward losses and deferred tax assets in the Company’s United Kingdom operations. The Company’s United Kingdom operations have incurred losses in recent years, having been affected by restructuring and other charges, such as the costs incurred in connection with the recent consolidation of its food-to-go production facilities, the phase out of sales to Marks and Spencer, as well as the economy in the United Kingdom. These losses represented evidence for management that a full valuation allowance for these deferred tax assets was necessary in accordance with the accounting standards. The effective tax rate in last year’s third quarter was impacted by the impairment losses recognized, of which approximately $40.7 million was nondeductible for tax purposes. The effective rates differ from statutory rates due to the items noted above as well as the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Net income attributable to The Hain Celestial Group, Inc. for the three months ended March 31, 2010 was $2.7 million compared to a loss of $41.2 million in the March 31, 2009 quarter. The increase of $43.8 million in earnings was attributable to the factors noted above.

Nine months ended March 31, 2010

Net sales for the nine months ended March 31, 2010 were $694.5 million compared to $863.9 million for the nine months ended March 31, 2009, a decrease of $169.4 million, which decrease includes $130.2 million of HPP sales reported in the prior year nine month period. Sales in North America, excluding the impact of deconsolidating HPP, decreased $25.9 million, or 4.2%, from the year ago nine month period. The decrease in sales resulted from a number of factors, including increased promotional spending, which is targeted at increasing consumption, distributor and retailer destocking, the Celestial Seasonings SKU rationalization implemented in the fourth quarter of fiscal 2009 and decreased sales of our personal care products into the chain drug channel. These decreases were partially offset by sales increases in other channels, the initial sales of the Martha Stewart Clean brand, and the commencement of sales to our new Hong Kong joint venture which we expect will expand the distribution of our global brands in Asia. Additionally, our sales in Canada increased approximately 3.6% in local currency and 13.4% in U.S dollars. Sales in Europe decreased $13.3 million, or 11.6%, as a result of the phasing out of production of fresh sandwiches for Marks and Spencer in the United Kingdom. That reduction was partially offset by increased sales of our Linda McCartney frozen meat-free brand in the United Kingdom and increased sales of our Lima brand, as well as our global brands such as non-dairy beverages and Celestial Seasonings, by our continent-based operations.

Gross profit for the nine months ended March 31, 2010 was $193.2 million, a decrease of $6.0 million from last year’s comparable period. Gross profit as a percentage of net sales was 27.8% for the nine months ended March 31, 2010 compared to 23.1% of net sales for the nine months ended March 31, 2009. The increase in gross profit percentage was primarily attributable to lower input costs and productivity improvements in the United States and the deconsolidation of HPP, which impacted the prior year’s gross profit percentage by approximately 379 basis points.

Selling, general and administrative expenses decreased by $16.6 million, or 11.2%, to $131.9 million for the nine months ended March 31, 2010 compared to $148.5 million for the nine months ended March 31, 2009. Selling, general and administrative expenses have decreased primarily as a result of the savings from the cost reduction initiatives we implemented last year and $7.1 million of expense reported by HPP in the prior year nine month period. Selling, general and administrative expenses included approximately $1.2 million of expense related to litigation in the nine months ended March 31, 2010. Selling, general and administrative expenses in fiscal 2009 included a $1.4 million charge to settle a personal injury litigation matter and $4.4 million of professional fees incurred in connection with the investigation of our stock option practices, which were partially offset by a $3.0 million insurance reimbursement. Selling, general and administrative expenses as a percentage of net sales increased to 19.0% in the first nine months of fiscal 2010 as compared to 17.2% in the first nine months of last year as a result of the decrease in net sales and the deconsolidation of HPP. HPP’s lower selling, general and administrative expense ratio impacted the fiscal 2009 nine month period by 208 basis points.

We incurred approximately $2.9 million of restructuring expenses in this year’s first nine months related to the consolidation of our Daily Bread production activities into our Luton, United Kingdom facility. In the first nine months of fiscal 2009, we incurred approximately $3.4 million of severance costs related to actions taken in several of our United States locations.

In the third quarter of fiscal 2009, we recognized non-cash impairment charges for goodwill and other intangibles of $52.6 million, which included $49.6 million for goodwill, net of $7.6 million attributed to the noncontrolling interest of our Hain Pure Protein joint venture, and $3.0 million for other intangibles.

Operating income was $58.4 million for the nine months ended March 31, 2010 compared to a loss from operations of $5.3 million in the year ago period, which included a loss from operations of $13.2 million at HPP. The loss from operations in last year’s nine month period resulted primarily from the $52.6 million charge for the impairment of goodwill and intangibles recorded in the third quarter. Operating income as a percentage of net sales was 8.4% in the nine months ended March 31, 2010.

Interest and other expenses, net were $8.6 million for the nine months ended March 31, 2010 compared to $13.7 million for the nine months ended March 31, 2009. Interest expense totaled $7.7 million in this year’s first nine months, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility. Interest expense in last year’s first nine months was approximately $11.6 million. The decrease in interest expense resulted from a combination of lower borrowings under our revolving credit facility and lower average interest rates. Included in other expenses for the nine months ended March 31, 2010 is a $1.2 million non-cash impairment charge for an other-than-temporary decline in the fair value of our investment in the shares of Yeo Hiap Seng Limited, a Singapore-based natural food and beverage company listed on the Singapore stock exchange.

Our share of the after-tax loss from our investment in HPP was $1.7 million for the nine months ended March 31, 2010. HPP’s results for the nine months ended March 31, 2010 included approximately $5.5 million of losses (which accounted for $1.6 million of our share of HPP’s net loss) related to its Kosher Valley brand, which began operations less than one year ago. In the prior year, HPP’s results were consolidated into the Company’s results.

Income before income taxes for the nine months ended March 31, 2010 was a $48.0 million compared to a loss of $19.0 million in the comparable period of the prior year.

Our effective income tax rate was 52.4% of pre-tax income for the first nine months of fiscal 2010. The effective tax rate for the first nine months of fiscal 2010 was impacted by approximately $7.1 million of valuation allowances recorded in the third quarter related to carryforward losses and deferred tax assets in the Company’s United Kingdom operations. The Company’s United Kingdom operations have incurred losses in recent years, having been affected by restructuring and other charges, such as the costs incurred in connection with the recent consolidation of its food-to-go production facilities, the phase out of sales to Marks and Spencer, as well as the economy in the United Kingdom. These losses represented evidence for management that a full valuation allowance for these deferred tax assets was necessary in accordance with accounting standards. Additionally, in the second quarter of fiscal 2010 the Company determined that it is more likely than not that a portion of its deferred tax assets related to its U. S. foreign tax credits would be utilized, resulting in the release of approximately $0.9 million of valuation allowances. For the nine months ended March 31, 2009, we had income tax expense of $8.7 million and a pre-tax loss of $19.0 million. The fiscal 2009 tax provision was impacted by the impairment losses recognized, of which approximately $40.7 million was nondeductible for tax purposes and which were treated as discrete tax items. The fiscal 2010 and 2009 effective income tax rates differed from the federal statutory rate primarily due to the items noted above as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Net income attributable to The Hain Celestial Group, Inc. for the nine months ended March 31, 2010 was $21.9 million compared to a loss of $26.0 million for the nine months ended March 31, 2009. The increase of $47.9 million in earnings was attributable to the factors noted above.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our Credit Facility.

Our cash balance was $41.0 million at March 31, 2010, a decrease of $0.4 million from the end of fiscal 2009. Net cash provided by operating activities was $38.6 million for the nine months ended March 31, 2010 compared to net cash used by operating activities of $9.4 million for the nine months ended March 31, 2009. The increase in cash provided by operations in the first nine months of fiscal 2010 resulted from an improvement in the changes in operating assets and liabilities of approximately $38.7 million as compared to the prior year period and an improvement of $9.3 million in net income and non-cash items provided by operations. The change in operating assets and liabilities primarily resulted from improved inventory management. Our inventories decreased approximately $4.5 million in the first nine months of the current fiscal year but decreased $50.6 million from a year ago, including $40.1 million of inventory held by HPP. Our working capital increased to $217.6 million at March 31, 2010 compared with $212.6 million at June 30, 2009.

In the nine months ended March 31, 2010, we used $5.8 million of cash in investing activities. This consisted of $7.4 million of capital expenditures, which was partially offset by $1.8 million of repayments of advances received from HPP. We used $9.7 million of cash in investing activities in the nine months ended March 31, 2009, primarily for capital expenditures.

Net cash of $32.7 million was used in financing activities for the nine months ended March 31, 2010 compared to $9.0 million used by financing activities for the nine months ended March 31, 2009. The change was due principally to a decrease in the proceeds from exercises of stock options to $1.1 million in the nine months ended March 31, 2010 from $5.3 million in the nine months ended March 31, 2009 and $33.3 million of borrowings repaid under our Credit Facility for the nine months ended March 31, 2010 compared to $17.0 million of repayments made during the nine months ended March 31, 2009.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2010, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $250 million revolving credit facility (the “Credit Facility”) expiring in May 2011. The Credit Facility provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $350 million. The Credit Facility and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Facility bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2010, there were $75.0 million of borrowings outstanding under the Credit Facility. We are required by the terms of the Credit Facility and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

We believe that our cash on hand of $41.0 million at March 31, 2010, projected cash flows from operations and availability under our credit facility are sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets as well as with respect to our valuation allowances of our deferred tax assets;

•	our ability to implement our business and acquisition strategy, including our strategy for improving results in the United Kingdom;

•	the ability of our joint venture investments, including HPP, to successfully execute their business plans;

•

our ability to realize sustainable growth generally and from investments in core brands, offering new products and our focus on cost containment, productivity, cash flow and margin enhancement in particular;

•	our ability to effectively integrate our acquisitions;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing contracts and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel and commodity costs;

•	the effects on our results of operations from the impacts of foreign exchange;

•	changes in, or the failure to comply with, government regulations; and

•

other risks detailed from time-to-time in the Company’s reports filed with the SEC, including the annual report on Form 10-K, for the fiscal year ended June 30, 2009 and the quarterly reports on Form 10-Q for the quarter ended September 30, 2009.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the nine months ended March 31, 2010 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain current and former officers and directors on September 21, 2006 in the Supreme Court of the State of New York, County of Suffolk, alleging breaches of fiduciary duties and unjust enrichment in connection with the Company’s past stock option practices. The plaintiff sought from the defendants unspecified damages, disgorgement of benefits from allegedly backdated options, attorneys’ fees and expenses, and other unspecified equitable relief from the defendants. A second purported shareholder derivative action was filed on October 31, 2006 in the same court, against substantially the same defendants and containing substantially the same allegations, adding a claim of breach of fiduciary duty. The two actions were consolidated by a Court Order dated March 3, 2008. The parties entered into a Stipulation of Settlement dated as of October 9, 2009 providing for the settlement and dismissal of the consolidated action. On March 1, 2010, the Court entered a Final Order and Judgment approving the settlement as set forth in the Stipulation of Settlement and dismissing the consolidated action with prejudice.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)		(b)	(c)	(d)
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans(2)
January 2010	5,726	(1)	$15.98	—	900,300

February 2010	—		—	—	900,300

March 2010	17,702	(1)	$16.67	—	900,300

Total	23,428		$16.50	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.
(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (a)

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

(a) - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: May 10, 2010	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief Executive Officer

Date: May 10, 2010	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and Chief Financial Officer