Form 10-K
period 2010-06-30
HAIN CELESTIAL GROUP INC
filed 2010-08-30
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For The Fiscal Year Ended June 30, 2010

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq National Market System on December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $687,213,000.

As of August 23, 2010, there were 42,816,657 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference: Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

THE HAIN CELESTIAL GROUP, INC.

Item 1.	Business

Unless otherwise indicated, references in this Annual Report to 2010, 2009, 2008 or “fiscal” 2010, 2009, 2008 or other years refer to our fiscal year ended June 30 of that year and references to 2011 or “fiscal” 2011 refer to our fiscal year ending June 30, 2011.

General

The Hain Celestial Group, Inc. was incorporated in Delaware on May 19, 1993. Our worldwide headquarters office is located at 58 South Service Road, Melville, New York 11747.

The Hain Celestial Group, Inc. and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead “A Healthy Way of LifeTM.” We are a leader in many natural and organic food categories, with such well-known food brands as Earth’s Best® , Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, Westsoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Yves Veggie Cuisine®, DeBoles®, Linda McCartney® (under license) and Daily BreadTM. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, Tushies® and Earth’s Best TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart CleanTM (under license) brand.

We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in China and other markets. See Note 2, Basis of Presentation, and Note 15, Equity Investments.

We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products. See Notes 1 and 19 to the Consolidated Financial Statements included in Item 15 of this Form 10-K for additional information about our segment, as well as information about our geographic operations.

Our brand names are well recognized in the various market categories they serve. We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands.

Our mission is to be the leading marketer, manufacturer and seller of natural and organic products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. We are committed to growing our Company while continuing to implement environmentally sound business practices and manufacturing processes. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We seek to capitalize on our brand equity and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We consider the acquisition of natural and organic food and personal care companies and product lines to be an integral part of our business strategy. (See Item 1A. Risk Factors — “Our Acquisition Strategy Exposes Us to Risk, Including Our Ability to Integrate the Brands that We Acquire.”)

Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores.

As of June 30, 2010, we employed a total of 2,059 full-time employees. Of these employees, 192 were in sales and 1,174 in production, with the remaining 693 employees filling management, accounting, marketing, operations and clerical positions.

Products

Natural products are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are not genetically modified and as near to their whole natural state as possible. Many of our products also contain organic ingredients that are grown without dependence upon artificial pesticides, chemicals or fertilizers.

Grocery

We develop, manufacture, market and distribute a comprehensive line of branded natural and organic grocery products in numerous categories including non-dairy beverages and frozen desserts (such as soy, rice and almond), infant and toddler food, flour and baking mixes, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, aseptic and instant soups, yogurt, chilis, packaged grain, chocolate, nut butters, nutritional oils, juices, frozen desserts, cookies, crackers, gluten-free frozen entrees and cereal bars, frozen pastas and ethnic meals, as well as other food products. We are a leader in many natural food categories. Our Hain Pure Foods®, Westbrae Natural®, WestSoy®, Imagine®, Rice Dream®, Soy Dream®, Almond Dream®, The Greek Gods®, Walnut Acres Organic®, MaraNatha®, SunSpire®, Arrowhead Mills®, DeBoles®, Rosetto®, Ethnic Gourmet®, Health Valley®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, Hollywood®, Lima®, Breadshop’s®, Nile Spice®, Earth’s Best® and Gluten-Free CaféTM brands comprise this full line of natural or organic grocery products. Grocery products accounted for approximately 61% of our consolidated net sales in 2010, 48% in 2009 and 50% in 2008.

Snacks

We develop, manufacture, market and distribute a full line of branded natural and organic snack products including a variety of potato and vegetable chips, organic tortilla style chips, whole grain chips and popcorn under the Terra®, Garden of Eatin’®, Sensible Portions®, Boston’s The Best You’ve Ever Tasted®, and Little Bear Snack Foods® names. Terra natural snack food products consist of varieties of potato chips, sweet potato chips and other vegetable chips. Garden of Eatin’ snack food products include organic tortilla chip products. Sensible Portions products include Garden Veggie StrawsTM, Potato Straws and Apple StrawsTM, Pita Bites®, Multi Grain Crisps and Veggie Crisps and Miners Gold® baked cheddar puffs. Snack products accounted for approximately 11% of our consolidated net sales in 2010, 8% in 2009 and 9% in 2008.

Tea

Our tea products are 100% natural and are made from high-quality, natural flavors and ingredients and are generally offered in 20 and 40 count packages. We are a leading manufacturer and marketer of specialty tea in North America. Our teas are sold in natural food, grocery, mass-market retailers, drug store chains and other retail stores. We develop flavorful, unique blends with attractive, colorful and thought-provoking packaging. Our products include herb teas such as Sleepytime®, Lemon Zinger®, Peppermint, Chamomile, Mandarin Orange Spice®, Cinnamon Apple SpiceTM, Red Zinger®, Raspberry Zinger®, Tension Tamer®, Country Peach Passion® and Wild Berry Zinger®, a line of green teas, a line of wellness teas, a line of organic teas, a line of specialty black teas and chai. Our tea products include over 90 flavors made from 100% natural ingredients. The types of teas offered include herb, red (rooibos), honeybush, white, green, black and chai. Our teas are offered both with and without caffeine. We also offer Cool Brew iced teas. Tea beverages accounted for approximately 10% of our consolidated net sales in 2010, 8% 2009 and 9% in 2008.

Personal Care Products

We develop, manufacture, market and distribute a full line of personal care products including skin care, hair care, body care, oral care, deodorants and sunscreens under the Avalon Organics®, Alba Botanica®, JASON®, Zia®,

Queen Helene®, Batherapy®, Shower Therapy® and Footherapy® brands. We also develop, manufacture, market and distribute a full line of personal care products made especially for infants and toddlers including hair and body wash, lotions, sunscreens, diaper ointment, diapers and wipes under the Earth’s Best Organic® Baby Body Care, Tushies® and Earth’s Best TenderCare® brands. Our personal care products are sold in natural food, grocery, mass-market retailers, drug store chains and other retail stores. Personal care products accounted for approximately 10% of our consolidated net sales in 2010, 11% in 2009 and in 2008.

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

Fresh Products

We process, market and distribute fresh prepared foods from our facility in Luton, England under the Daily BreadTM brand and from our facility in Brussels, Belgium under the Grains Noirs® brand. Our food-to-go products include fresh sandwiches, appetizers and full-plated meals for distribution to retailers, caterers, and food service providers, such as those in the transportation business.

Household Products

We develop, manufacture, market, sell and distribute a line of natural home cleaning solutions under the Martha Stewart CleanTM brand (under license). Our Martha Stewart Clean products include laundry detergent and fabric softener, glass, bathroom, wood floor and all purpose cleaners and dish cleaners which are primarily derived from plants and minerals.

Protein

Hain Pure Protein offers a complete line of natural and antibiotic-free poultry products including FreeBirdTM chicken and Plainville Farms® turkey products. On June 30, 2009, the minority owner in HPP acquired a controlling interest in the joint venture through the purchase of newly issued shares of HPP. As a result, the Company’s equity interest was reduced to 48.7% and effective June 30, 2009, the Company deconsolidated HPP and began accounting for its investment in HPP under the equity method of accounting. Beginning on July 1, 2009, the revenues and expenses of HPP are no longer consolidated and the Company’s 48.7% share of HPP’s results is reported as a separate line on the consolidated statement of operations. The Company’s consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP. Prior to the deconsolidation of HPP, protein products accounted for approximately 15% of our consolidated net sales in 2009 and 9% in 2008.

We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production.

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing high-quality products. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet consumers’ changing needs. Our Research and Development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the Research and Development staff routinely reformulates and revises existing products. We incurred approximately $1.3 million in Company-sponsored research and development activities in 2010, $1.4 million in 2009 and $1.7 million in 2008. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products based on ideas we generate and on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers and suppliers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.

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

A majority of the products marketed by us are sold through independent food distributors. Food distributors purchase products from us for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions on sales of our products by the distributors to the retailers are generally made in their sole discretion. We may influence product pricing with the use of promotional incentives. In fiscal 2010, 2009 and 2008, one of our distributors, United Natural Foods, Inc., accounted for approximately 21%, 19% and 20% of our net sales, respectively. No other customer represents more than 10% of our net sales.

Our subsidiaries in Canada and Europe sell to all major channels of distribution in the countries they serve. International sales represented approximately 21.3% of our consolidated net sales in 2010, 18.5% in 2009 and 22.2% in 2008.

Certain of our product lines have seasonal fluctuations. Hot tea, baking, hot cereal and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months.

Marketing

We use a combination of trade and consumer promotions as well as media advertising to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through magazine advertising, couponing and other trial use programs. Our investments in consumer spending are aimed at enhancing brand equity. These consumer spending categories include, but are not limited to, coupons, consumer advertising using radio and print, direct mailing and e-consumer relationship programs and other forms of promotions.

We utilize sponsorship programs including Earth’s Best® with PBS Kids and Sesame Street, Terra® as The Official Chip of Madison Square Garden and Terra Blues® as the official snack of JetBlue Airways. Our Alba Botanica® is the official sunscreen of the New York Mets. Hain Celestial Canada was the official supplier of natural and organic packaged grocery products for the 2010 Olympic Winter Games and Paralympic Winter Games held in Vancouver, Canada. As the official supplier, Hain Celestial Canada has the right to use the Olympic logo on the packaging of certain of its brands for sale in Canada through December 2012. There is no guarantee that these promotional investments in consumer spending will be successful.

Production

Manufacturing

During 2010, 2009 and 2008, approximately 40%, 50% and 48%, respectively, of our revenue was derived from products manufactured at our own facilities. The decrease from fiscal 2009 to fiscal 2010 resulted primarily from the deconsolidation of HPP from our results. We currently operate the following manufacturing facilities located throughout the United States:

•	Boulder, Colorado, which produces Celestial Seasonings® specialty teas;

•	Moonachie, New Jersey, which produces Terra® potato and vegetable chips;

•	Lancaster, Pennsylvania, which produces Sensible Portions® snack products;

•	Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients;

•	Shreveport, Louisiana, which produces DeBoles® organic and gluten-free pasta;

•	West Chester, Pennsylvania, which produces Ethnic Gourmet® frozen meals and Rosetto® frozen pasta dishes and Gluten Free CaféTM frozen entrees;

•	Ashland, Oregon, which produces MaraNatha® nut butters;

•	Boulder, Colorado, which produces our WestSoy® fresh tofu products; and

•	Culver City, California, which produces Alba Botanica®, Avalon Organics® and JASON® personal care products and Martha Stewart CleanTM products.

Outside the United States, we have the following manufacturing facilities:

•	Vancouver, British Columbia, which produces Yves Veggie Cuisine® soy-based meat alternative products;

•	Brussels, Belgium, which prepares Grains Noirs® fresh organic appetizers, salads, sandwiches and other full-plated dishes;

•	Eitorf, Germany, which produces Natumi soymilk, Rice Dream® and other non-dairy beverages;

•	Luton, England, where we produce Daily BreadTM fresh prepared foods;

•	Fakenham, England, where we produce Linda McCartney® and other meat-free frozen foods, and frozen dessert products; and

•	Manchester, England, where we produce soy beverages.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Ashland, Oregon; Vancouver, British Columbia and Fakenham, England.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers, who are referred to in our industry as co-packers, manufacture many of our products. During 2010, 2009 and 2008, approximately 60%, 50% and 52%, respectively, of our revenue was derived from products manufactured by independent co-packers. Many of our co-packers produce products for other companies as well. We believe that alternative sources of co-packing production are available for the majority of our co-packed products, although we may experience short-term disruption in our operations if we are required to change any of our significant co-packing arrangements. Key co-packers are audited by our quality assurance staff to ensure our products are manufactured in accordance with our specifications.

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

Competition

We operate in highly competitive geographic and product markets, and some of these markets are dominated by competitors with greater resources. For example, we compete for limited retailer shelf space for our products. Larger competitors for our grocery and snack products include mainstream food companies such as Campbell Soup Company, Dean Foods Company, General Mills, Inc., Groupe Danone, The J. M. Smucker Company, Kellogg Company, Kraft Foods, Inc., Nestlé S.A., Pepsico, Inc., Sara Lee Corporation and Unilever PLC. The principal competitors in natural personal care products include The Clorox Company’s Burt’s Bees, Colgate-Palmolive’s Tom’s of Maine and Kiss My Face. Our personal care products also compete with natural and conventional personal care products from much larger competitors such as The Proctor and Gamble Company, Johnson & Johnson and Colgate-Palmolive. Retailers also market competitive products under their own private labels.

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

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States, Canada, the European Union and a number of other foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills®, Bearitos®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, MaraNatha®, SunSpire®, Celestial Seasonings®, DeBoles®, Earth’s Best®, Ethnic Gourmet®, Garden of Eatin’®, The Greek Gods®, Hain Pure Foods®, Health Valley®, Imagine®, JASON®, Zia®, Little Bear Organic Foods®, Nile Spice®, Boston’s The Best You’ve Ever Tasted®, Rice Dream®, Rosetto®, Gluten Free CaféTM, Soy Dream®, Sensible Portions®, Terra®, Walnut Acres Organic®, Westbrae Natural®, WestSoy®,

Lima®, Grains Noirs®, Natumi®, Granose®, Realeat®, Yves Veggie Cuisine®, Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy®, Tushies® and Earth’s Best TenderCare® brands.

Celestial Seasonings® has trademarks for most of its best-selling teas, including Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Red Zinger®, Wild Berry Zinger®, Tension Tamer®, Country Peach Passion® and Raspberry Zinger®.

We market the Linda McCartney® brand under license. In addition, we license the right from Sesame Workshop to utilize the Sesame Street name and logo, as well as other Sesame Street intellectual property, on certain of our Earth’s Best® products. We also have license agreements with Martha Stewart Living Omnimedia to market, sell and distribute environmentally-friendly cleaning products under the Martha Stewart CleanTM brand and Martha Stewart baking products. (See Item 1A. Risk Factors—”Our Inability to Use Our Trademarks Could Have a Material Adverse Effect on Our Business.”)

Government Regulation

Along with our manufacturers, brokers, distributors and co-packers, we are subject to extensive regulation in the United States by federal, state and local authorities. The federal agencies governing our business include, among others, the Federal Trade Commission (“FTC”), the FDA, the USDA and the Occupational Safety and Health Administration (“OSHA”). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of, and ingredients used in, our products. Under various statutes, these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. Our activities are also regulated by state agencies as well as county and municipal authorities.

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

Item 1A.	Risk Factors

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

Disruptions in the Worldwide Economy and the Financial Markets May Adversely Impact Our Business and Results of Operations

Adverse and uncertain economic and market conditions, particularly in the locations in which we operate, may impact customer and consumer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers and creditors. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, which may adversely affect our results of operations. Consumers may also reduce the number of natural and organic products that they purchase where there are conventional alternatives, given that natural and organic products generally have higher retail prices than do their conventional counterparts. In addition, consumers may choose to purchase private label products rather than branded products, which generally have higher retail prices than do their private label counterparts. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers, the financial condition of our customers and our ability to provide products that appeal to consumers at the right price.

Recent global economic conditions have adversely affected our results of operations. The full impact and duration of the global economic downturn, particularly in the locations in which we operate, cannot be anticipated. While there are signs that conditions may be improving, there is no certainty that this trend will continue and that economic conditions will not deteriorate again. If the unfavorable economic conditions continue, our sales and profitability could continue to be adversely affected.

Our Markets Are Highly Competitive

We operate in highly competitive geographic and product markets. Numerous brands and products compete for limited retailer shelf space, where competition is based on product quality, brand recognition and loyalty, price, product innovation and promotional activity, availability and taste among other things. Retailers also market competitive products under their own private labels which compete with some of our products. During periods of economic uncertainty, such as we have recently experienced, consumers tend to purchase more private label products, which could reduce sales volumes of our products.

Some of our markets are dominated by multinational corporations with greater resources then ours. We cannot be certain that we will successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, Dean Foods Company, General Mills, Inc., Groupe Danone, The J.M. Smucker Company, Kellogg Company, Kraft Foods Inc., Nestle S.A., PepsiCo, Inc., Sara Lee Corporation and Unilever, PLC, and conventional personal care products companies, including but not limited to The Proctor and Gamble Company, Johnson & Johnson and Colgate-Palmolive, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete with smaller companies, which may be more innovative, able to bring new products to market faster and better able to quickly exploit and serve niche markets. As a result, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

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

We also compete with other manufacturers in the procurement of natural and organic product ingredients, which may be less plentiful in the open market than conventional product ingredients. This competition may increase in the future if consumer demand for natural and organic products increases. This could cause our expenses to increase or could limit the amount of product that we can manufacture and sell.

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

Consumer trends could change based on a number of possible factors, including:

•	dietary habits and nutritional values, such as fat content or sodium levels,

•	a shift in preference from organic to non-organic and from natural products to non-natural products;

•	the availability of competing private label products offered by retailers; and

•	economic factors and social trends.

A significant shift in consumer demand away from our products or our failure to maintain our current market position could reduce our sales or the prestige of our brands in our markets, which could harm our business. While we continue to diversify our product offerings, developing new products entails risks and we cannot be certain that demand for our products will continue at current levels or increase in the future.

Our Growth is Dependent on Our Ability to Introduce New Products and Improve Existing Products

Our growth depends in part on our ability to generate and implement improvements to our existing products and to introduce new products to consumers. The success of our innovation and product improvement effort is affected by our ability to anticipate changes in consumers preferences, the level of funding that can be made available, the technical capability of our research and development staff in developing and testing product prototypes, including complying with governmental regulations, and the success of our management in introducing the resulting improvements in a timely manner. If we are unsuccessful in implementing product improvements that satisfy the demands of consumers, our business could be harmed.

Our Acquisition Strategy Exposes Us to Risk, Including Our Ability to Integrate the Brands That We Acquire

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

The success of acquisitions we make will be dependent upon our ability to effectively integrate those brands, including our ability to realize potentially available marketing opportunities and cost savings, some of which may involve operational changes. We cannot be certain:

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

Additionally, integrating an acquired brand into our existing operations will require management resources and may divert management’s attention from our day-to-day operations. If we are not successful in integrating the operations of acquired brands, our business could be harmed.

We are Dependent Upon the Services of Our Chief Executive Officer

We are highly dependent upon the services of Irwin D. Simon, our Chairman of the Board, President and Chief Executive Officer. We believe Mr. Simon’s reputation as our founder and his expertise and knowledge in the natural and organic products market are critical factors in our continuing growth. His relationships with customers and suppliers are not easily found elsewhere in the natural and organic products industry. The loss of the services of Mr. Simon could harm our business.

We Rely on Independent Distributors for a Substantial Portion of Our Sales

We rely upon sales made by or through non-affiliated distributors to customers. In addition to our own retail sales organization, we utilize food brokers to act as selling agents representing specific brands on a non-exclusive basis under oral or written agreements generally terminable at any time on 30 days’ notice. They receive a percentage of net sales as compensation. Distributors purchase directly for their own account for resale. One distributor, United Natural Foods, Inc., which redistributes products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 21%, 19% and 20% of our net sales for the fiscal years ended June 30, 2010, 2009, and 2008, respectively. In January 2010, KeHE Distributors, LLC acquired Tree of Life Inc., who together accounted for less than 10% of our net sales for the fiscal year ended June 30, 2010. The loss of, or business disruption at, one or more of these distributors or brokers may harm our business. Failure of a broker to effectively represent the Company’s products to retailers may also harm our business. If we are required to obtain additional or alternative distribution and food brokerage agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory brokerage agreements may inhibit our ability to implement our business plan or to establish markets necessary to develop products successfully.

Consolidation of Customers or the Loss of a Significant Customer Could Negatively Impact our Sales and Profitability

Retail customers, such as supermarkets and food distributors in the U.S. and the European Union continue to consolidate. This consolidation has produced larger, more sophisticated organizations that are able to resist price increases or demand increased promotional programs, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, which could negatively impact our business.

The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on us. Our largest customer, United Natural Foods, Inc., a distributor, accounted for approximately 21%, 19% and 20% of our net sales for the fiscal years ended June 30, 2010, 2009, and 2008, respectively. No other customer accounted for more than 10% of our net sales in the past three fiscal years. In January 2010, KeHE Distributors, LLC acquired Tree of Life Inc., who together accounted for less than 10% of our net sales for the fiscal year ended June 30, 2010. These customers do not typically enter into long-term sales contracts. The loss of any large customer or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

Loss of One or More of Our Manufacturing or Distribution Facilities or Independent Co-Packers Could Harm Our Business

For the fiscal years ended June 30, 2010, 2009 and 2008, approximately 40%, 50% and 48%, respectively, of our revenue was derived from products manufactured at our own manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as an alternate source of production could be secured.

In addition, the success of our business depends, in large part, upon the establishment and maintenance of a strong distribution network. We utilize distribution centers which are managed by third parties. Activity at these distribution centers could be disrupted by a number of factors, including natural disasters and labor issues. Any extended disruption in the distribution of our products could have a material adverse effect on our business.

During fiscal 2010, 2009 and 2008, approximately 60%, 50% and 52%, respectively, of our revenue was derived from products manufactured at independent co-packers. In some cases an individual co-packer may produce all of our requirements for a particular brand. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms in a timely manner. Therefore, the loss of one or more co-packers, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. Many ingredients are presently grown in countries where labor-intensive cultivation is possible, and where we often must educate the growers about product standards. We perform laboratory analyses on incoming ingredient shipments for the purpose of assuring that they meet our quality standards and those of the U.S. Food and Drug Administration (“FDA”) and the United States Department of Agriculture (“USDA”).

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

Our Future Results of Operations May be Adversely Affected by Increased Fuel and Commodity Costs and the Availability of Organic Ingredients

Many aspects of our business have been, and may continue to be, directly affected by the rising cost of fuel and commodities. Increased fuel costs translate into increased costs for the products and services we receive from our third party providers including, but not limited to, increased distribution costs for our products and increased packaging costs. Agricultural commodities and ingredients are the principal inputs used in our products. These items are subject to price volatility which can be caused by commodity market fluctuations, crop yields, weather conditions, changes in currency exchange rates, imbalances between supply and demand and government programs among other factors. Increased demand for organic ingredients may result in our inability to procure adequate supplies, which may result in our inability to satisfy customer orders. As the cost of doing business increases, we may not be able to pass these higher costs on to our customers and, therefore, any such cost increases may adversely affect our earnings.

We are Subject to Risks Associated with Our International Sales and Operations, Including Foreign Currency Risks

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if material, could cause adjustments to our financing and operating strategies. During fiscal 2010, approximately 21.3% of our net sales were generated outside the United States, while such sales outside the U.S. were 18.5% of net sales in 2009 and 22.2% in 2008.

Sales from outside our U.S. markets may continue to represent a significant portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•	periodic economic downturns and unstable political environments;

•	price and foreign currency exchange controls;

•	fluctuations in the relative values of currencies;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;

•	compliance with applicable foreign laws;

•	the imposition of tariffs or quotas;

•	changes in tax laws; and

•	difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors.

Our Inability to Use Our Trademarks Could Have a Material Adverse Effect on Our Business

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food, beverage, personal care and household products industries. Although we endeavor to protect our trademarks and trade names, there can be no assurance that these efforts will be successful, or that third parties will not challenge our right to use one or more of our trademarks or trade names. We believe that our trademarks and trade names are significant to the marketing and sale of our products and that the inability to utilize certain of these names could have a material adverse effect on our business, results of operations and financial condition.

In addition, we market products under brands licensed under trademark license agreements, including Linda McCartney®, the Sesame Street name and logo and other Sesame Street intellectual property on certain of our Earth’s Best® products and our Martha Stewart Clean brand and Martha Stewart baking products. We believe that these trademarks have significant value and are instrumental in our ability to create and sustain demand for and to market those products offerings. We cannot assure you that these trademarks license agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademarks license agreements may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks and suspend sales of products using such trademarks.

Our Food, Beverage, Personal Care and Household Products Must Comply with Government Regulations

We are subject to a variety of laws and regulations in the United States, Canada and other countries where we manufacture, distribute and/or sell our food, beverage, personal care, and household products. These laws and regulations apply to many aspects of our operations, including the manufacture, packaging, labeling, distribution, advertising, and sale of our products. New or revised government laws and regulations as well as increased enforcement by government agencies could result in additional compliance costs; civil remedies, including fines, injunctions, withdrawals, recalls or seizures; confiscations as well as potential criminal sanctions, any of which could adversely affect the operations and financial condition of our business.

We comply with regulatory requirements set forth by the FDA, USDA, Federal Trade Commission (“FTC”), Environmental Protection Agency (“EPA”), Canadian Food Inspection Agency (“CFIA”) as well as state and local government agencies. Several proposed regulatory activities may have an adverse effect on our business:

•

FDA Food Safety Modernization Act of 2009 is expected to grant greater authority to the FDA to monitor the safety of our national food supply. Our food manufacturing facilities adhere to many of the strict standards being proposed, although the final standards may change.

•

The USDA’s National Organic Program (“NOP”) has been charged with defining organic standards for the personal care industry and reevaluating the use and certification of accessory nutrients in organic foods in order to further differentiate the organic industry.

•

Additionally, the growth in international markets requires organic equivalence agreements and tariff codes to be established across the globe and specifically in Asia to reduce and potentially eliminate trade barriers for US organic producers and manufacturers.

•	The Safe Cosmetics Act of 2010 proposes a complete regulatory review and overhaul for the chemicals used in personal care products and for potential change in labeling requirements.

•

The state legislative environment, specifically the California Safe Drinking Water and Toxic Enforcement Act of 1986, or Proposition 65, lists certain substances that may have a link to cancer or birth defects. For example, if research being conducted across the industry is unsuccessful in finding process modifications to reduce exposure to acrylamide, then warning labels would be required on food and beverage products sold in California. Additionally, some states will ban Bisphenol A (“BPA”) from certain packages for which there are currently no alternative materials available.

We do not know whether or not any of the above will be realized and/or to what degree these proposed regulatory changes may impact our domestic and international food, personal care and household products. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs, interruptions or delays, any of which could adversely effect the operations and financial condition of our business.

If the Reputation of One or More of Our Leading Brands Erodes Significantly, it Could Have a Material Impact on Our Results of Operations.

Our financial success is directly dependent on the consumer perception of our brands. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our results could be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to real or perceived quality issues or the Company is perceived to act in an irresponsible manner.

We May be Subject to Significant Liability Should the Consumption of Any of Our Products Cause Illness or Physical Harm

The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may lead to a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Due to the Seasonality of Many of Our Products and Other Factors, Our Results of Operations Are Subject to Quarterly Fluctuations

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

Quarterly fluctuations in our sales volume and results of operations are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy or other operating costs. The impact on sales volume and results of operations due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly results of operations as indications of our future performance.

The Profitability of Our Operations is Dependent on Our Ability to Manage Our Inventory

Our profit margins depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carried out stock-keeping unit (“SKU’) rationalization programs in fiscal 2009 and 2008, which resulted in the discontinuation of numerous lower-margin or low-turnover SKUs. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, hence impeding our effort to manage our inventory efficiently.

An Impairment in the Carrying Value of Goodwill or Other Acquired Intangible Assets Could Materially and Adversely Affect our Consolidated Results of Operations and Net Worth

As of June 30, 2010, we had approximately $715 million of goodwill and other intangible assets (primarily indefinite-lived intangible assets associated with our brands) on our balance sheet as a result of the acquisitions we have made since our inception. The value of these intangible assets depends on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived brands. Impairment analysis and measurement is a process that requires considerable judgment. Our determination of whether a goodwill impairment has occurred is based on a comparison of each of our reporting units’ estimated fair value with its carrying value. Our determination of whether an impairment has occurred in our indefinite-lived brands is based on a comparison of the book value of the brand and its fair value. We determine the fair value of our indefinite-lived intangibles using the relief from royalty method. Significant and unanticipated changes could require a charge for impairment in a future period that could substantially affect our consolidated earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth.

During the third quarter of fiscal 2009 we recorded a pre-tax non-cash goodwill impairment charge of $49.6 million related to our Europe and Protein reporting units, net of $7.6 million attributed to the minority interest of HPP, and a non-cash impairment charge of $3.0 million related to a customer relationship in the United Kingdom. Our reviews in 2010 did not indicate an impairment; however, if our common stock price trades below book value per share for a sustained period, if there are changes in market conditions or a future downturn in our business, or if future interim or annual impairment tests indicate an impairment of our goodwill or indefinite-lived intangible assets, we may have to recognize additional non-cash impairment charges which may materially adversely affect our consolidated results of operations and net worth. For further details, see Note 9 (“Goodwill and Other Intangible Assets”) to our consolidated financial statements for the year ended June 30, 2010.

Joint Ventures That We Enter Into Present a Number of Risks and Challenges That Could Have a Material Adverse Effect on Our Business and Results of Operations

As part of our business strategy, we have made minority interest investments and established joint ventures. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown potential disputes, liabilities or contingencies and changes in the industry, location or political environment in which these investments are located, that may arise after entering into such arrangements. We could experience financial or other setbacks if these transactions encounter unanticipated problems, including problems related to execution by the management of the companies underlying these investments. Any of these risks could adversely affect our results of operations.

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

Our Officers and Directors and 10% or Greater Beneficial Owners May Be Able to Control Our Actions

Our officers and directors and 10% or greater beneficial owners, including the Icahn Group, beneficially owned (assuming the exercise of all stock options held by our officers and directors) approximately 18.9% of our common stock as of July 31, 2010. Accordingly, our officers and directors and 10% or greater beneficial owners may be in a position to influence the election of our directors and otherwise influence stockholder action.

In addition, on July 7, 2010, we entered into an agreement with certain investment funds managed by Carl C. Icahn, or the Icahn Group (the “Icahn Group”). Pursuant to our agreement with the Icahn Group, we have approved the Icahn Group becoming the beneficial owner of 15%, but not more than 20%, of our common stock on the condition that the definition of “interested stockholder” in Section 203 of the Delaware General Corporation Law is deemed amended to substitute 20% for 15%, and Section 203, as so amended, is applicable to, and in full force and effect, for the Icahn Group and us. According to Amendment No. 3 to the Schedule 13D filed by the Icahn Group on August 10, 2010, the Icahn Group beneficially owned an aggregate of 5,650,819 shares of our common stock (including shares underlying call options held by one or more members of the Icahn Group) or 13.80% of our outstanding common stock (based upon the 40,949,630 shares of our common stock stated to be outstanding as of May 3, 2010 in our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010). As a result, the Icahn Group could increase its beneficial ownership of our common stock.

Under the terms of the agreement, the Icahn Group has agreed to support our board of directors’ slate of director nominees at our 2010 Annual Meeting of Stockholders, which will include the two director nominees identified by the Icahn Group (“the Icahn Suggested Nominees”). In addition, so long as we are in compliance with our obligations under the agreement, the Icahn Group has agreed not to (i) become a participant in or actively assist any third party in any solicitation of proxies for use at the 2010 Annual Meeting of Stockholders, (ii) encourage, advise or influence any other person or assist any third party in so encouraging, assisting or influencing any person with respect to the giving or withholding of any proxy vote at the 2010 Annual Meeting of Stockholders in opposition to our slate of nominees for election as directors, (iii) present any proposal for consideration at the 2010 Annual Meeting of Stockholders or (iv) grant any proxy with respect to the 2010 Annual Meeting of Stockholders (other than to the named proxies included in the Company’s proxy card for the 2010 Annual Meeting of Stockholders) or deposit any of the common stock held by the Icahn Group or its affiliates in a voting trust or subject them to a voting agreement or other arrangement of similar effect with respect to the 2010 Annual Meeting of Stockholders. Following our 2010 Annual Meeting of Stockholders, however, the Icahn Group could be in a position to influence the election of our directors or otherwise influence stockholder action, including, without limitation, whether, with whom and the terms on which we could engage in a change in control transaction, which could have the effect of discouraging, delaying or preventing a change in control.

Our Ability to Issue Preferred Stock May Deter Takeover Attempts

Our board of directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of our common stock and adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control. Our amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time-to-time by our board of directors. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our primary facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Headquarters Office	Melville, NY	35,000	2012
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing & distribution (Grocery)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods)	West Chester, PA	105,000	Owned
Manufacturing (Vegetable chips)	Moonachie, NJ	75,000	Owned
Manufacturing & distribution (Snack products)	Lancaster, PA	57,000	2013
Manufacturing & distribution (Grocery)	Shreveport, LA	37,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2012
Manufacturing (Meat alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks and personal care products)	Ontario, CA	375,000	2012
Distribution center (Snack products)	Lancaster, PA	37,000	2012
Distribution center (Snack products)	Lancaster, PA	31,000	2012
Distribution center (Tea)	Boulder, CO	81,000	2014
Distribution center (Meat alternatives)	Boulder, CO	45,000	Month to month
Distribution center (Personal care)	Culver City, CA	26,000	2012
Manufacturing and offices (Meat alternatives)	Vancouver, B.C., Canada	76,000	Owned
Manufacturing and offices (Soymilk & other non-dairy products)	Eitorf, Germany	46,000	2012
Manufacturing (Fresh prepared food products)	Brussels, Belgium	20,000	2010
Distribution center and offices (Natural & organic food products)	Aalter, Belgium	13,000	2018
Manufacturing & offices (Meat-free frozen products)	Fakenham, England	101,000	Owned
Manufacturing & offices (Fresh prepared food products)	Luton, England	97,000	2011

We also lease space for other smaller offices and facilities in the United States, Canada and Europe.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 17 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Removed and reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our Common Stock for each fiscal quarter from July 1, 2008 through June 30, 2010.

	Common Stock
	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
First Quarter	$19.77	$14.88	$31.26	$22.83
Second Quarter	19.90	14.92	29.04	14.09
Third Quarter	18.17	14.45	20.31	11.18
Fourth Quarter	23.56	17.04	18.68	13.95

As of August 23, 2010, there were 406 holders of record of our Common Stock.

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

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans(2)
April 2010	45,944	(1)	$17.61	—	900,300
May 2010	32	(1)	$21.83	—	—
June 2010	269	(1)	$20.17	—	—

Total	46,245		$17.63	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares vested and issued under stockholder approved stock based compensation plans.

(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

Equity Compensation Plan Information

The following table sets forth certain information, as of June 30, 2010, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	5,153,233	$20.42	3,509,889
Equity compensation plans not approved by security holders	None	None	None
Total	5,153,233	$20.42	3,509,889

(1)	Of the 3,509,889 shares available for future issuance under our equity compensation plans, 3,250,639 shares are available for grant under the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and 259,250 shares are available for grant under the 2000 Directors Stock Option Plan.

Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index and to the Standard & Poor’s Packaged Foods and Meats Index (in which we are included) for the period from June 30, 2005 through June 30, 2010. The comparison assumes $100 invested on June 30, 2005.

Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2010, the Company completed the acquisition of substantially all of the assets, and the assumption of certain liabilities, of World Gourmet Marketing, L.L.C., including its Sensible Portions® brand of Garden Veggie Straws, Potato Straws and Apple Straws, Pita Bites® and other snack products. As part of the consideration for the acquisition, the Company issued to World Gourmet Marketing, L.L.C. and its shareholders an aggregate of 1,558,442 shares of its common stock at a per share price of $19.25, which is equal to the closing market price of the shares on the date the Company and World Gourmet Marketing, L.L.C. entered into the asset purchase agreement. These issuances of the Company’s common stock were effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. A Registration Statement on Form S-3 was subsequently filed with the SEC and became effective on August 12, 2010.

Item 6.	Selected Financial Data

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. Beginning on July 1, 2009, the revenues and expenses of HPP are no longer consolidated. See Note 2 of Notes to Consolidated Financial Statements. (Amounts are in thousands except for per share amounts)

	Year Ended June 30,
	2010	2009	2008	2007	2006
Operating results:
Net sales (a)	$917,337	$1,122,734	$1,046,593	$892,163	$730,790
Net income (loss) attributable to The Hain Celestial Group, Inc. (b)	$28,619	$(24,723)	$41,221	$47,482	$36,367
Basic income (loss) per common share (b)	$0.70	$(0.61)	$1.03	$1.21	$.97
Diluted income (loss) per common share (b)	$0.69	$(0.61)	$.99	$1.16	$.93
Financial position:
Working capital	$174,967	$212,592	$246,726	$198,524	$172,933
Total assets	$1,198,087	$1,123,496	$1,259,384	$1,058,456	$877,684
Long-term debt	$225,004	$258,372	$308,220	$215,446	$151,229
Stockholders’ equity	$765,723	$701,323	$742,811	$696,956	$618,092

(a)	Net sales amounts for fiscal 2009, 2008, 2007 and 2006 have been revised to reflect the reclassification of certain promotional expenses from selling, general and administrative expenses to a reduction of net sales.

(b)	The net loss in fiscal 2009 includes goodwill and other intangibles impairment charges of $52.6 million, or $1.20 per share. See Note 9 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2010 Consolidated Financial Statements and the related Notes and “Item 1A. Risk Factors” contained in this Annual Report on Form 10-K for the year ended June 30, 2010. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

We manufacture, market, distribute and sell natural and organic products, under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthy Way of LifeTM. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well known brands. We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products, including food, beverage, personal care and household products. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We market our products through a network of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. We manufacture internationally and our products are sold in more than 50 countries.

We have acquired numerous brands since our formation and we intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic food and personal care products companies and product lines an integral part of our business strategy. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on our brand equity and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. Our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthy Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.

The challenging economic environment of the last two years has affected consumer confidence, behavior and spending. We have addressed these conditions by investing behind our brands to deliver value to consumers. Our results in the United States, Canada and continental Europe continued to reflect the strength of our brands and our focus on performance. During the first three quarters of this fiscal year, we experienced significant inventory reductions initiated by two large distributors in North America, the impact of which we were able to partially offset with increased sales in other channels. Despite those initiatives on the part of our distributors, published independent syndicated consumption data (consumption data measures sales scanned through cash registers at retail) and similar information provided directly by retailers indicate that our consumption trends at certain retailers are improving. We monitor consumption trends as part of the total mix of information used to evaluate expectations of future sales. We improved profitability through productivity initiatives and we continued to manage our balance sheet to improve our cash flows. Our core grocery, snacks, tea and personal care brands continued to perform well despite the economic environment and our results at these reporting units continue to be profitable.

In Europe we experienced losses as a result of a loss from operations in the United Kingdom. Our sales in the United Kingdom declined from the prior year primarily as a result of the phasing out of the supply of fresh sandwiches to Marks and Spencer, a major retailer. We have partially offset this decline with increased sales of our frozen meat-free Linda McCartney brand and other private label products. In addition, we acquired Churchill Food Products, Limited in the United Kingdom at the end of the fourth quarter of fiscal 2010 (See “Recent Development” below), which we expect will provide us with additional sales volume. The acquisition was initiated as part of our plan to return to profitability in the United Kingdom, although there can be no assurances that this plan will be successful.

We are encouraged by the modest improvements we have begun to see in the economy and believe that we are positioned for sustainable growth with our established brands and our recent acquisitions. However, we recognize that economic conditions may not fully recover and that we may also have challenges with respect to increasing input costs and therefore remain cautious.

Recent Developments

Acquisitions

On June 15, 2010, we acquired substantially all the assets and business and assumed certain liabilities of World Gourmet Marketing, LLC (“World Gourmet”), including its Sensible Portions brand snack products. World Gourmet develops, produces, markets and sells Sensible Portions branded Garden Veggie Straws, Potato Straws and Apple Straws, Pita Bites and other snack products into various sales channels and has developed significant strength in the club store channel. The acquisition of the Sensible Portions brand expands our snack product offerings as well as our sales opportunities in the club store channel.

On June 15, 2010, we also acquired Churchill Food Products Limited (“Churchill”), a manufacturer and distributor of food-to-go products in the United Kingdom. We expect that the acquisition of Churchill will complement our existing Daily Bread brand by broadening our customer base for food-to-go products and expanding our product offerings, however there can be no assurances that our United Kingdom operations will realize such benefits from the Churchill acquisition.

On July 2, 2010, we acquired the assets and business of 3 Greek Gods LLC, including The Greek Gods® brand of Greek-style yogurt. The acquisition of The Greek Gods brand, a leader in Greek-style yogurt, expands our product offerings into the yogurt category and we expect it will provide us with the opportunity to leverage some of our existing brands with product extensions.

Credit Facility

On July 6, 2010, we entered into a new five-year unsecured $400 million credit agreement (“Credit Agreement”) led by Bank of America Merrill Lynch, replacing our prior $250 million revolving credit facility which was scheduled to expire in May 2011. Borrowings under the Credit Agreement on the closing date were used to repay all amounts outstanding under our prior credit agreement; future borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other corporate purposes. See “Liquidity and Capital Resources,” below, for additional information.

Agreement with the Icahn Group

On July 7, 2010, we entered into an agreement with certain investment funds managed by the Icahn Group. Under the terms of the agreement, the Icahn Group has agreed to support our board of directors’ slate of director nominees, which will include the Icahn Suggested Nominees, at our 2010 Annual Meeting of Stockholders. We temporarily increased the number of seats on our board of directors from ten to twelve. Two of the directors on our board of directors (other than the Icahn Suggested Nominees) will not stand for re-election at the 2010 Annual Meeting of Stockholders and, following the 2010 Annual Meeting of Stockholders, the number of seats on our board of directors will return to ten. The agreement also provides that our board of directors will form a Strategic Transaction Committee, which will include the Icahn Suggested Nominees as members, and that one of the two Icahn Suggested Nominees will serve on the Compensation Committee of the board of directors. The Company will no longer be required to meet the foregoing obligations if the Icahn Group ceases to be the beneficial owner of the lesser of (a) 10% of the Company’s outstanding common stock or (b) 4,094,963 shares of our common stock. (See “Item 1A. Risk Factors— Our Officers and Directors and 10% or Greater Beneficial Owners May Be Able to Control Our Actions.” for more information regarding the risks associated with our agreement with the Icahn Group.)

Factor Affecting Comparability

On June 30, 2009, the then minority owner of Hain Pure Protein Corp. (“HPP”) acquired a controlling interest in the joint venture through the purchase of newly issued shares. As a result, the Company’s equity interest was reduced to 48.7% and, effective June 30, 2009, the Company deconsolidated HPP and began accounting for its investment in HPP under the equity method of accounting. Beginning on July 1, 2009, the revenues and expenses of HPP were no longer consolidated and the Company’s 48.7% share of HPP’s results are reported as a separate line on the consolidated statement of operations. The Company’s consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

NET SALES

Net sales for the year ended June 30, 2010 were $917.3 million, a decrease of $205.4 million, which decrease includes $165.7 million of HPP sales reported in the prior year, from net sales of $1.123 billion for the year ended June 30, 2009. The sales decrease also includes the impact of the reduced sales of fresh sandwiches to Marks and Spencer of $32.4 million.

Our net sales in the United States were $722.2 million, a decrease of $192.7 million from last year’s net sales of $914.9 million, which includes HPP’s sales of $165.7 million. The balance of the decrease resulted from a number of factors, including increased promotional spending (which is recorded as a reduction of sales), which is targeted at increasing consumption, distributor and retailer destocking, the SKU rationalization implemented in the fourth quarter of fiscal 2009 and decreased sales of our personal care products. These decreases were partially offset by sales increases in other channels and the commencement of sales to our new Hong Kong joint venture which we expect will expand the distribution of our global brands in Asia; however, there can be no assurances that we will realize such benefits from the joint venture.

Our international sales were $195.1 million in fiscal 2010, accounting for 21.3% of our consolidated sales, a decrease of $12.7 million from fiscal 2009. Favorable changes in foreign exchange rates slightly mitigated the decreases over the prior year’s sales. Our sales in both Canada and continental Europe increased over the prior year, but were more than offset in the United Kingdom with the phasing out of the supply of fresh sandwiches to Marks and Spencer.

GROSS PROFIT

Gross profit for the year ended June 30, 2010 was $251.2 million, an increase of $4.8 million, or 1.9%, from last year’s gross profit of $246.4 million. Gross profit in fiscal 2010 was 27.4% of net sales compared to 21.9% of net sales for fiscal 2009.

The increase in gross profit percentage was primarily attributable to lower input costs and productivity improvements in the United States and the deconsolidation of HPP, which impacted the prior year’s gross profit percentage by approximately 410 basis points. Gross profit was also impacted by $8.6 million in fiscal 2009 for SKU rationalization, severance and other reorganization costs related to our Celestial Seasonings and personal care operations. Our gross profit in fiscal 2010 was impacted by a decrease in the gross profit at our United Kingdom food-to-go operations, which resulted from the phasing out of production of sandwiches supplied to Marks and Spencer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $25.5 million, or 12.9%, to $172.7 million in 2010 from $198.3 million in 2009. Selling, general and administrative expenses as a percentage of net sales was 18.8% in fiscal 2010 compared to 17.7% in fiscal 2009.

Selling, general and administrative expenses have decreased primarily as a result of the savings from the cost reduction initiatives we implemented last year and $10.9 million of expense reported by HPP in the year ended June 30, 2009. HPP’s lower selling, general and administrative expense ratio impacted the comparison to fiscal 2009 by 190 basis points. Selling, general and administrative expenses included approximately $1.7 million of expenses related to litigation in the year ended June 30, 2010. Selling, general and administrative expenses in fiscal 2009 included a $1.4 million charge to settle a personal injury litigation matter and $4.4 million of professional fees incurred in connection with the investigation of our stock option practices, which were partially offset by a $3.0 million insurance reimbursement.

ACQUISITION RELATED EXPENSES AND RESTRUCTURING CHARGES

We incurred approximately $3.6 million of acquisition related expenses in the year ended June 30, 2010, including approximately $0.6 million of employee termination and exit costs. As a result of adopting the provisions of a new accounting standard related to business combinations issued by the Financial Accounting Standards Board (FASB), for acquisitions completed after June 30, 2009, all transaction and other expenses related to acquisition activity are charged directly to the statement of operations, whereas previous to that date, these costs were recorded as a part of the purchase price.

We incurred approximately $3.7 million of restructuring expenses during the year ended June 30, 2010 related to the consolidation of our Daily Bread production activities into our Luton, United Kingdom facility. In fiscal 2009, we incurred approximately $4.1 million of severance and restructuring costs related to actions taken in several of our United States locations.

OPERATING INCOME (LOSS)

We had income from operations of $71.1 million for the year ended June 30, 2010 compared to a loss from operations of $8.7 million in fiscal 2009. The increase in operating income was primarily a result of the impairment charges for goodwill and other intangibles recorded in fiscal 2009 at HPP and in Europe.

INTEREST AND OTHER EXPENSES, NET

Interest and other expenses, net were $11.8 million for the year ended June 30, 2010 compared to $15.1 million for fiscal 2009.

Interest expense totaled $10.1 million for the year ended June 30, 2010, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding and interest related to borrowings under our revolving credit facility. Interest expense for fiscal 2009 was $14.3 million. The decrease in interest expense resulted from a combination of lower borrowings under our revolving credit facility and lower average interest rates. Included in other expenses for the year ended June 30, 2010 is a $1.2 million non-cash impairment charge for an other-than-temporary decline in the fair value of our investment in the shares of Yeo Hiap Seng Limited, a Singapore-based natural food and beverage company listed on the Singapore Stock Exchange.

EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES

Our share of the after-tax loss from our investment in HPP was $1.7 million for the year ended June 30, 2010. HPP’s results for the year included approximately $4.6 million of net loss related to its Kosher Valley brand. HPP’s profitable antibiotic-free chicken and turkey results were more than offset by the losses incurred in the start-up of the Kosher Valley brand. In the fourth quarter of fiscal 2010, HPP divested its Kosher Valley brand in a transaction with Empire Kosher Poultry, Inc. (“Empire”), wherein the Kosher Valley brand and customer relationships were exchanged for an equity interest in Empire. HPP recorded a pre-tax gain of approximately $0.3 million on the exchange. Empire is one of the country’s most established kosher poultry processors. In the prior year, HPP’s results were consolidated into the Company’s results.

INCOME (LOSS) BEFORE INCOME TAXES

Income before income taxes for the year ended June 30, 2010 was $57.6 million compared to a loss of $23.8 million in the prior year. The improvement is primarily attributable to the impairment charges for goodwill and other intangible assets at HPP and in Europe in the prior year.

INCOME TAXES

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $29.0 million in fiscal 2010 compared to $5.6 million in fiscal 2009.

Our effective income tax rate was 50.3% of pre-tax income for fiscal 2010. The effective tax rate for fiscal 2010 was impacted by approximately $6.4 million of valuation allowances recorded related to carryforward losses and deferred tax assets in the Company’s United Kingdom operations. The Company’s United Kingdom operations have incurred losses in recent years, having been affected by restructuring and other charges, such as the costs incurred in connection with the recent consolidation of its food-to-go production facilities, the phase out of sales to Marks and Spencer, as well as the economy in the United Kingdom. These losses represented sufficient evidence for management to determine that a full valuation allowance for these deferred tax assets was appropriate in accordance with accounting standards. The valuation allowances recorded included approximately $3.2 million of deferred tax assets recorded in prior years. The impact of the United Kingdom losses on the effective tax rate in fiscal 2010 was to increase it 11.0%. In fiscal 2009, we had income tax expense of $5.6 million and a pre-tax loss of $23.8 million. The fiscal 2009 tax provision was impacted by impairment losses on intangible assets recognized, of which approximately $40.7 million was nondeductible for tax purposes and which were treated as discrete tax items. The fiscal 2010 and 2009 effective income tax rates differed from the federal statutory rate primarily due to the items noted above as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, the ability to utilize carryforward losses against which we have recorded valuation allowances, enacted tax legislation, state and local income taxes and tax audit settlements.

NET INCOME (LOSS)

Net income attributable to The Hain Celestial Group, Inc. for the year ended June 30, 2010 was $28.6 million, or $0.69 per diluted share, compared to a net loss of $24.7 million, or $0.61 per diluted share, for the year ended June 30, 2009. The increase of $53.3 million in earnings was attributable to the factors noted above.

Fiscal 2009 Compared to Fiscal 2008

NET SALES

Net sales for the year ended June 30, 2009 were $1.123 billion, an increase of $76.1 million, or 7.3%, over net sales of $1.047 billion for the year ended June 30, 2008.

Our net sales in the United States increased 12.3% to $914.9 million in fiscal 2009 from $814.4 million in the prior year. Net sales in the United States excluding HPP increased 3.5%, reflecting the strong performance of many of our core grocery and snacks brands. Our Earth’s Best brand continued to grow at a double digit rate, along with increases across several other brands, including Imagine soup, Rice Dream non-dairy beverages, Garden of Eatin’ snacks, Arrowhead Mills flours and bake mixes, DeBoles pasta, Spectrum Naturals and Rosetto frozen pasta. We also had a full year of sales of the MaraNatha and SunSpire brands, acquired in March 2008. These increases were partially offset by lower full year sales of our Celestial Seasonings tea brand and our personal care brands. After recent years of slowing growth in tea, we focused on our core SKUs at Celestial Seasonings, which resulted in restarting consumption growth and producing increased shipments in this fiscal year’s fourth quarter. For the full year, Celestial Seasonings’ sales were impacted by foreign exchange rates and a change in promotional spending to increase the use of consumer coupons, the redemption of which is recorded as a reduction of sales, as well as reductions of inventory generally in the distribution and retail industries. The recently implemented SKU rationalization is expected to better position Celestial Seasonings to build on this improvement. Our sales of our personal care brands have been impacted by weakness in the drug store channel. We have a full complement of new products for personal care, highlighted by the introduction of our Rainforest skin and hair care products.

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

Our international sales were $207.9 million, accounting for 18.5% of our consolidated sales. Our international sales were significantly impacted by unfavorable changes in foreign exchange rates, the discontinuation of a co-pack agreement in the United Kingdom and the phasing out of the supply of fresh sandwiches to a major United Kingdom retailer. The weakening of foreign currencies decreased reported sales by $35.6 million, or 3.2%.

GROSS PROFIT

Gross profit for the year ended June 30, 2009 was $246.4 million, a decrease of $28.1 million, or 10.3%, from last year’s gross profit of $274.5 million. Gross profit in fiscal 2009 was 21.9% of net sales compared to 26.2% of net sales for 2008.

Gross profit was impacted by $8.6 million in fiscal 2009 and $6.9 million in fiscal 2008 for SKU rationalization, severance and other reorganization costs as we continued to focus on cost reduction and production efficiencies. With the implementation in this year’s fourth quarter of the SKU rationalization of our Celestial Seasonings products and last year’s personal care products SKU rationalization and other reorganization activities, we believe we have positioned these brands for improved profitability and growth. Gross margin was also unfavorably impacted by increased sales at HPP, coupled with an unfavorable sales mix between antibiotic-free and conventional product and severely decreased gross margins resulting from higher feed costs and lower market prices for conventional poultry. HPP’s gross margins declined in the current year, resulting in a 412 basis point unfavorable impact on consolidated gross margin, and which was 283 basis points greater than HPP’s dilutive effect on fiscal 2008 consolidated gross margin. We experienced an unfavorable impact related to under-absorbed overhead at our Fakenham frozen meat-free facility as a result of the expiration of a co-pack agreement with the former owner, impacting gross profit by approximately $8.2 million, or 73 basis points. In response to the weakening economic conditions, we selectively increased the rate of our spending in fiscal 2009 on consumer coupons, advertising, promotional and other discounts in some of our markets to maintain sales, which had an 84 basis point unfavorable effect on gross margin. The increases in input costs we experienced at the end of last fiscal year and into the beginning of this year have begun to ease and have been offset by favorable pricing and productivity improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $4.4 million, or 2.3%, to $198.3 million in 2009 from $193.9 million in 2008. Selling, general and administrative expenses as a percentage of net sales improved to 17.7% in fiscal 2009 compared to 18.5% in fiscal 2008.

Selling, general and administrative expenses in fiscal 2009 include increased equity compensation costs of approximately $5.1 million compared to fiscal 2008. We also incurred increased costs for other legal and professional services of approximately $1.2 million. Fiscal 2009’s expenses include a $1.4 million charge to settle a personal injury litigation matter. These increases were partially offset by a reduction in the costs we incurred for professional fees related to the review of our stock option practices and defense of the related derivative lawsuits of $4.4 million, including a $3.0 million insurance reimbursement received.

RESTRUCTURING EXPENSES

We incurred $4.1 million of restructuring expenses in fiscal 2009 related to actions taken in several of our United States locations. In fiscal 2008, restructuring costs of $3.9 million related to our personal care SKU rationalization and reorganization were incurred.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

We recognized non-cash impairment charges for goodwill and other intangibles of $52.6 million during the third quarter of fiscal 2009. The charges included $49.6 million for goodwill, net of $7.6 million attributed to the minority interest of our HPP joint venture, and $3.0 million for other intangibles, as described below.

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. The Company completed its annual impairment analysis during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of that analysis. Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, coupled with challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at March 1, 2009. Accordingly, the Company performed an interim first step of its goodwill impairment test for each of its then six reporting units. For purposes of this analysis, our estimates of fair values were based on a combination of the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices of each such unit. The income approach requires that assumptions be made for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments by management. As a result of this step one analysis, the Company determined that the carrying value of its Protein and Europe reporting units exceeded their estimated fair values, indicating potential goodwill impairment existed. Having determined that the goodwill of these two reporting units was potentially impaired, the Company began performing the second step of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the estimated fair value of a reporting unit to its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. Accordingly, during the third quarter of fiscal 2009, the Company recognized a pre-tax non-cash goodwill impairment charge of $49.6 million, net of $7.6 million attributed to the minority interest of its HPP joint venture, to write off all of the goodwill related to its Protein and Europe reporting units. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

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

INTEREST AND OTHER EXPENSES, NET

Interest and other expenses, net were $15.1 million for the year ended June 30, 2009 compared to $8.6 million for fiscal 2008.

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

INCOME (LOSS) BEFORE INCOME TAXES

We had a loss before income taxes of $23.8 million in fiscal 2009 compared to income before taxes of $68.1 million in 2008. The decrease is primarily attributable to the impairment charges for goodwill and other intangible assets and the losses incurred at HPP and in Europe.

INCOME TAXES

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $5.6 million in fiscal 2009 compared to $25.2 million in 2008.

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

INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST

HPP, which was a consolidated subsidiary until June 30, 2009, had a net loss for the year ended June 30, 2009 of which $4.7 million was attributable to the noncontrolling interest. For the year ended June 30, 2008, HPP reported net income, of which $1.7 million was attributable to the noncontrolling interest.

NET INCOME (LOSS)

We had a net loss of $24.7 million, or $0.61 per diluted share in fiscal 2009 compared to net income in 2008 of $41.2 million, or $0.99 per diluted share. The decrease was attributable to the factors noted above.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our new credit agreement.

Our cash balance decreased $24.1 million during the year ended June 30, 2010 to $17.3 million as of June 30, 2010. Our working capital was $175.0 million at June 30, 2010, a decrease of $37.6 million from $212.6 million at the end of fiscal 2009. The decrease was due principally to a $2.3 million increase in accounts payable and other current liabilities, a $9.3 million decrease in other current assets and a decrease of $24.1 million in cash and a $1.6 million decrease in inventories . Our cash balances decreased primarily as a result of the repayments we made during the year on the outstanding borrowings under our credit facility.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2010, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

Years ended June 30,	2010	2009	2008
Cash flows provided by (used in):
Operating activities	$71,030	$21,625	$24,486
Investing activities	(62,758)	3,205	(116,092)
Financing activities	(32,381)	(39,736)	91,925
Exchange rate changes	(33)	(2,199)	(2,324)

Net decrease in cash	$(24,142)	$(17,105)	$(2,005)

Net cash provided by operating activities was $71.0 million for the year ended June 30, 2010, compared to $21.6 million provided in fiscal 2009 and $24.5 million provided in fiscal 2008. The increase in cash provided by operating activities in 2010 resulted from a $12.6 million increase in our net income and other non-cash items and a $36.8 million increase due to changes in our working capital.

We used cash in investing activities of $62.8 million during the year ended June 30, 2010. We used $51.4 million of cash in connection with our acquisitions of the assets and business of World Gourmet Marketing L.L.C. and Churchill Food Products, Ltd. We also used $11.4 million of cash in investing activities in connection with capital additions. We had cash flows from investing activities in fiscal 2009 of $3.2 million, principally as a result of $18.5 million of funds repaid to us by HPP from the proceeds of their new credit facility. This was partially offset by $13.0 million of capital expenditures made, and $1.0 million of payments made related to previous acquisitions. We used $116.1 million of cash in investing activities in fiscal 2008, principally for acquisitions and capital additions. We acquired Daily Bread Ltd., a turkey processing facility in New Oxford, Pennsylvania, nSpired Natural Foods, Inc., Tendercare International, Inc. and the assets and business of Plainville Turkey Farms during 2008, using a total of $102.2 million of cash. We used $19.8 million in cash for capital additions. These uses were partially offset by proceeds of dispositions totaling $3.0 million.

We used cash of $32.4 million in financing activities for the year ended June 30, 2010, principally as a result of repaying $33.4 million of outstanding borrowings under our credit facility, which was partially offset by $2.1 million of cash proceeds from stock option exercises. We used cash of $39.7 million in financing activities for the year ended June 30, 2009, principally as a result of repaying $47.2 million of outstanding borrowings under our credit facility. This was partially offset by $5.3 million of cash proceeds from stock option exercises and the repayment of $2.9 million of advances from the minority shareholder in a joint venture. Net cash of $91.9 million was provided by financing activities for the year ended June 30, 2008. During the year ended June 30, 2008, we borrowed $90.5 million under our Credit Facility and received proceeds of $2.4 million from the exercise of stock options. Treasury stock increased by 84,334 shares ($2.7 million) in the second quarter of fiscal 2008 as a result of stock surrendered to pay employee payroll withholding taxes in connection with stock-based compensation transactions.

In our internal evaluations, we also use the non-GAAP financial measure “operating free cash flow.” The difference between operating free cash flow and net cash provided by operating activities, which is the most comparable U.S. GAAP financial measure, is that operating free cash flow reflects the impact of capital expenditures. Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash from operating activities. We view operating free cash flow as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments.

Years ended June 30,	2010	2009	2008
Cash flow provided by operating activities	$71,030	$21,625	$24,486
Purchases of property, plant and equipment	(11,428)	(12,990)	(19,811)

Operating free cash flow	$59,602	$8,635	$4,675

Our operating free cash flow was $59.6 million for the year ended June 30, 2010, an increase of $51.0 million from the year ended June 30, 2009. The improvement in our operating free cash flow resulted from the increase in our cash flow from operations. We have maintained our capital spending at slightly lower than historical levels as a result of the recent economic uncertainties. We expect that our capital spending for the next fiscal year will be approximately $15 million.

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2010 and 2009, $150.0 million of the senior notes was outstanding.

At June 30, 2010, we also had a credit agreement which provided us with a $250 million revolving credit facility (the “Credit Facility”) and which was scheduled to expire in May 2011. On July 6, 2010, we entered into a new five-year unsecured $400 million credit agreement (“Credit Agreement”) led by Bank of America Merrill Lynch, replacing the prior $250 million revolving credit facility. Borrowings under the Credit Agreement on the closing date were used to repay all amounts outstanding under our prior Credit Facility; future borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other corporate purposes. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, subject to certain conditions specified in the Credit Agreement. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2010 and 2009, there were $74.9 million and $108.3 million of borrowings outstanding, respectively, under the prior Credit Facility.

The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature.

Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2010 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations (1)	$288,079	$12,729	$20,740	$20,740	$233,870
Capital lease obligations	142	38	69	35	—
Operating lease obligations	18,431	8,125	8,824	984	498
Purchase obligations	53,312	50,703	2,547	62	—
Other long-term liabilities (2)	30,690	1,250	29,440	—	—

Total contractual obligations	$390,654	$72,845	$61,620	$21,821	$234,368

(1)	Including interest
(2)	As of June 30, 2010, we had non-current unrecognized tax benefits of $2.0 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.

We believe that our cash on hand of $17.3 million at June 30, 2010, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2011 capital expenditures of approximately $15 million, and the $20.9 million of debt and lease obligations described in the table above, during the 2011 fiscal year.

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

Revenue Recognition

Sales are recognized when the earnings process is complete, which occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable. Sales are reported net of sales and promotion incentives, which include trade discounts and promotions and certain coupon costs. Shipping and handling costs billed to customers are included in reported sales. Allowances for cash discounts are recorded in the period in which the related sale is recognized.

Sales and Promotion Incentives

We offer a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees and in-store displays. The costs of these activities are generally recognized at the time the related revenue is recorded and are classified as a reduction of revenue. The recognition of the costs of these programs involves judgments related to performance and redemption rates, which are made based on historical experience and other factors. Actual expenses may differ if redemption rates and performance varies from our estimates.

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While United Natural Foods, Inc. represented approximately 16% and KeHE Distributors LLC represented approximately 11% of our trade receivable balance at June 30, 2010, we believe there is no significant or unusual credit exposure at this time.

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

Inventory

Our inventory is valued at the lower of cost or market, utilizing the first-in, first-out method. We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

Our property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter. We believe the asset lives assigned to our property, plant and equipment are within the ranges/guidelines generally used in food manufacturing and distribution businesses. Our manufacturing plants and distribution centers, and their related assets, are reviewed to determine if any impairment exists whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing requires estimates and judgments to be made by management with respect to items such as underlying cash flow projections, future sales volumes and growth rates. At this time, we believe there are no impairments of the carrying values of such assets.

Accounting for Acquisitions

Part of our growth strategy has included the acquisition of numerous brands and businesses. The purchase price of these acquisitions has been determined after due diligence of the acquired business, market research, strategic planning, and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to judgment as we integrate each acquisition and attempt to leverage resources.

Our acquisitions have been accounted for using the purchase method of accounting, which requires that the assets and liabilities be recorded at the date of acquisition at their respective fair values. This requires management to make significant estimates in determining the fair values, especially with respect to intangible assets, including estimates of expected cash flows, expected cost savings and the appropriate weighted average cost of capital. As a result of these significant judgments to be made we often obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price (including, prior to fiscal 2010, transaction costs) over the estimated fair values of the net assets acquired is recorded as goodwill. See Note 6 of the Notes to Consolidated Financial Statements.

In connection with some of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. Prior to fiscal 2010, the estimated cost of these restructuring activities were also included as costs of the acquisition and, as such, affected the ultimate recording of goodwill. Under the new accounting guidance adopted by us effective July 1, 2010, these costs must now be expensed.

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

Stock Based Compensation

We provide compensation benefits in the form of stock options and restricted stock to employees and non-employee directors under several stock based plans. The cost of stock based compensation is recorded at fair value at the date of grant and expensed in the consolidated statement of operations over the requisite service period. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on historical volatility of our common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of restricted stock awards is equal to the market value of the Company’s common stock on the date of grant and is recognized in expense over the vesting period using the straight-line method. We recognize compensation expense for only that portion of stock based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.

Segments

An operating segment is defined as that component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. A reporting unit is defined as an operating segment or one level below an operating segment if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined that it operates in one segment, the sale of natural and organic products, including food, beverage, personal care and household products, and further that such single segment includes five reporting units in the annual test of Goodwill for impairment. Characteristics of the Company’s operations which are relied on in making these determinations include the similarities apparent in the Company’s products in the natural and organic consumer markets, the commonality of the Company’s customers across brands, the Company’s unified marketing strategy, and the nature of the financial information used by the CODM, described below, other than information on sales and direct product costs, by brand. The Company’s five reporting units are Grocery (including snacks); Tea; Personal Care; Canada; and Europe. Prior to its deconsolidation at the end of fiscal 2009, HPP constituted a sixth reporting unit. The Company has further determined that its Chairman of the Board and Chief Executive Officer is the Company’s CODM, and is also the manager of the Company’s single segment. In making decisions about resource allocation and performance assessment, the Company’s CODM focuses on sales performance by brand using internally generated sales data as well as externally developed market consumption data acquired from independent sources, and further reviews certain data regarding standard costs and standard gross margins by brand. In making these decisions, the CODM receives and reviews certain Company consolidated quarterly and year-to-date information; however, the CODM does not receive or review any discrete financial information by geographic location, business unit, subsidiary, division or brand. The CODM reviews and approves capital spending on a Company consolidated basis rather than at any lower unit level. The Company’s Board of Directors receives the same quarterly and year-to-date information as the Company’s CODM.

Goodwill and Intangible Assets

The carrying value of goodwill, which is allocated to the Company’s reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment at the beginning of the fourth quarter of each fiscal year, and on an interim basis if indications of impairment exist. The impairment test requires us to estimate the fair values of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired. At this point we proceed to a step two analysis, wherein we measure the excess, if any, of the carrying value of a reporting unit’s goodwill over its implied fair value, and record the impairment loss indicated.

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

Indefinite-lived intangible assets consist primarily of acquired trade names and trademarks. We measure the fair value of these assets using the relief from royalty method. This method assumes that the trade names and trademarks have value to the extent their owner is relieved from paying royalties for the benefits received. We estimate the future revenues for the associated brands, the appropriate royalty rate and the weighted average cost of capital.

During the quarter ended June 30, 2010, we completed our annual impairment testing of goodwill and our trade names with the assistance of an independent valuation firm. The analysis and assessment of these assets indicated that no impairment was required as the fair values exceeded the recorded carrying values. The fair values of our personal care and Canada reporting units exceeded their carrying values by less than 10%. These two reporting units represented approximately 42% of our remaining goodwill balance as of April 1, 2010. Holding all other assumptions constant at the testing date, a one percentage point increase in the discount rate used in the testing of these two units would reduce the estimated fair values below their carrying values, indicating a possible impairment. While we believe these operations can support the value of goodwill reported, these reporting units are the most sensitive to changes in the underlying assumptions.

Valuation Allowances for Deferred Tax Assets

Deferred tax assets arise when we recognize expenses in our financial statements that will be allowed as income tax deductions in future periods. Deferred tax assets also include unused tax net operating losses and tax credits that we are allowed to carry forward to future years. Accounting rules permit us to carry deferred tax assets on the balance sheet at full value as long as it is “more likely than not” the deductions, losses, or credits will be used in the future. A valuation allowance must be recorded against a deferred tax asset if this test cannot be met. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years.

We believe that the cumulative losses incurred by the Company in the United Kingdom, represented sufficient evidence for management to determine that a full valuation allowance for our United Kingdom deferred tax assets was appropriate, which the Company initially recorded in the third quarter of fiscal 2010. Until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on our net deferred tax assets related to future United Kingdom tax benefits.

If we generate taxable income in the future on a sustained basis in the United Kingdom or other jurisdictions where we have recorded full valuation allowances, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If these operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include the following: (i) our intentions for growth through acquisitions as well as internal expansion; (ii) our beliefs regarding the integration of our brands and the resulting impact thereof; (iii) our expectations that our Churchill acquisition will both broaden our customer base and expand our product offerings in the United Kingdom and that our new joint venture in Hong Kong will expand the distribution of our brands in Asia; (iv) our statements regarding the introduction of new products and the impact on our revenues and margins; (v) our beliefs regarding the positioning of our business for the future; (vi) our belief that HPP will return profitability; (vii) our beliefs that we will continue to derive benefits from new products; (viii) our beliefs that regarding the interest rate of our cash and cash equivalent investments; (xi) our belief that our sources of liquidity are adequate to fund our anticipated operating and cash requirements for the next twelve months; (x) our belief that there is no impairment in the carrying value of property, plant and equipment assets; and (xi) our expectations that we will maintain a valuation allowance on our net deferred tax assets related to future United Kingdom tax benefits. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•

our ability to achieve our guidance for sales and earnings per share in fiscal year 2011 given the economic environment in the U.S. and other markets that we sell products as well as economic and business conditions generally and their effect on our customers and consumers’ product preferences, and our business, financial condition and results of operations;

•	our expectations for our business for fiscal year 2011 and its positioning for the future;

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets as well as with respect to our valuation allowances of our deferred tax assets;

•	our ability to implement our business and acquisition strategy, including our strategy for improving results in the United Kingdom;

•	the ability of our joint venture investments, including HPP, to successfully execute their business plans;

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

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2010 and 2009 is summarized as follows:

	Three Months Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Net sales	$230,484	$241,967	$222,098	$222,788
Gross profit	61,808	69,900	61,502	57,975
Operating income (a)	17,465	21,561	19,341	12,779
Income before income taxes	13,427	17,910	16,664	9,613
Net income attributable to The Hain Celestial Group, Inc. (b)	8,090	11,182	2,656	6,691
Basic income per common share (a) (b)	$0.20	$0.27	$0.07	$0.16
Diluted income per common share (a) (b)	$0.20	$0.27	$0.06	$0.16

	Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Net sales (c)	$286,784	$312,220	$264,928	$258,802
Gross profit (c) (d)	68,833	70,382	59,995	47,180
Operating income (loss) (e)	14,896	19,511	(39,731)	(3,352)
Income (loss) before income taxes (d) (e)	10,912	14,287	(44,239)	(4,781)
Net income (loss) attributable to The Hain Celestial Group, Inc. (d) (e)	7,022	8,140	(41,150)	1,265
Basic income (loss) per common share (d) (e)	$0.17	$0.20	$(1.01)	$0.03
Diluted income (loss) per common share (d) (e)	$0.17	$0.20	$(1.01)	$0.03

Results for the three month periods ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 include the results of HPP, which was then a consolidated subsidiary. See “Factor Affecting Comparability” above and Note 2 to the Consolidated Financial Statements.

(a)	Operating income was impacted by approximately $1.8 million ($1.3 million net of tax) for the three months ended September 30, 2009, $1.2 million ($0.8 million net of tax) for the three months ended December 31, 2009 and $1.3 million ($1.3 million net of tax) for the three months ended June 30, 2010 as a result of restructuring expenses incurred in connection with the integration of United Kingdom food-to-go production facilities. Operating income was also impacted by $3.0 million ($2.0 million net of tax) for the three months ended June 30, 2010 as a result of acquisition related transaction expenses incurred.

(b)	Net income was negatively impacted by approximately $7.1 million for the three months ended March 31, 2010 as a result of valuation allowances recorded related to deferred tax assets in the United Kingdom.

(c)	Net sales amounts for fiscal 2009 have been revised to reflect the reclassification of certain promotional expenses from selling, general and administrative expenses to a reduction of net sales.

(d)	Gross profit was negatively impacted by approximately $1.0 million ($0.6 million net of tax) for the three months ended March 31, 2009 and $7.1 million ($4.5 million net of tax) for the three months ended June 30, 2009 as a result of SKU rationalization and reorganization actions.

(e)	Operating income was impacted by approximately $1.8 million ($1.1 million net of tax) for the three months ended September 30, 2008, $2.0 million ($1.3 million net of tax) for the three months ended December 31, 2008 and $(2.3) million ($(1.4) million net of tax) for the three months ended March 31, 2009 as a result of expenses incurred in connection with the review of the Company’s stock option practices and defense of the related derivative lawsuits. Operating income was negatively impacted by approximately $1.9 million ($1.2 million net of tax) for the three months ended March 31, 2009 and $0.7 million ($0.5 million net of tax) for the three months ended June 30, 2009 as a result of SKU rationalization and reorganization actions. Operating income was negatively impacted by approximately $52.6 million ($48.4 million net of tax) for the three months ended March 31, 2009 as a result of impairment charges related to goodwill and other intangibles.

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

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•	interest rates on debt and cash equivalents,

•	foreign exchange rates, generating translation and transaction gains and losses, and

•	ingredient inputs.

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. As of June 30, 2010, we had $74.9 million of variable rate debt outstanding. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would not have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2010, approximately 21.3% of our net sales were generated from sales outside the United States, while such sales outside the United States were 18.5% of net sales in 2009 and 22.2% of net sales in 2008. These revenues, along with related expenses and capital purchases are conducted in British Pounds Sterling, Euros and Canadian Dollars.

We enter into forward contracts for the purpose of reducing the effect of exchange rate changes on forecasted intercompany purchases by our Canadian subsidiary, which we have designated as cash flow hedges. We had approximately $13.5 million in notional amounts of forward contracts at June 30, 2010. See Note 16 of the Notes to Consolidated Financial Statements.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Income decreased $9.1 million during the fiscal year ended June 30, 2010.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as wheat, corn, soybeans, canola oil and fruit as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2010. Based on our cost of goods sold during the twelve months ended June 30, 2010, such a change would have resulted in an increase or decrease to cost of sales of approximately $42 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2010 and 2009

Consolidated Statements of Operations - Years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended June 30, 2010, 2009 and 2008

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance issued in Financial Accounting Standards Board (“FASB”) Statement No. 141(R), “Business Combinations” (codified in FASB Accounting Standards Codification Topic 805, “Business Combinations”) on July 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hain Celestial Group, Inc. and Subsidiaries internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

August 30, 2010

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 and 2009

(In thousands, except share amounts)

	June 30
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,266	$41,408
Accounts receivable, less allowance for doubtful accounts of $1,574 and $1,175	114,215	114,506
Inventories	157,012	158,590
Deferred income taxes	10,738	13,028
Prepaid expenses and other current assets	14,586	21,599

Total current assets	313,817	349,131
Property, plant and equipment, net of accumulated depreciation and amortization of $93,459 and $84,306	106,985	102,135
Goodwill	516,455	456,459
Trademarks and other intangible assets, net of accumulated amortization of $21,095 and $18,410	198,129	149,196
Investment in and advances to equity-method investees	46,041	49,061
Other assets	16,660	17,514

Total assets	$1,198,087	$1,123,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,435	$95,999
Accrued expenses and other current liabilities	37,847	38,619
Income taxes payable	9,530	1,877
Current portion of long-term debt	38	44

Total current liabilities	138,850	136,539
Long-term debt, less current portion	225,004	258,372
Deferred income taxes	38,283	24,615
Other noncurrent liabilities	30,227	2,647

Total liabilities	432,364	422,173
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 43,646,677 and 41,699,509 shares	437	417
Additional paid-in capital	548,782	503,161
Retained earnings	240,904	212,285
Accumulated other comprehensive income	(6,871)	1,769

	783,252	717,632
Less: 1,072,705 and 1,001,898 shares of treasury stock, at cost	(17,529)	(16,309)

Total stockholders’ equity	765,723	701,323

Total liabilities and stockholders’ equity	$1,198,087	$1,123,496

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2010, 2009 and 2008

(In thousands, except per share amounts)

	Year Ended June 30
	2010	2009	2008
Net sales	$917,337	$1,122,734	$1,046,593
Cost of sales	666,152	876,344	772,062

Gross profit	251,185	246,390	274,531
Selling, general and administrative expenses	172,746	198,291	193,907
Acquisition related expenses and restructuring charges	7,293	4,145	3,868
Impairment of goodwill and other intangibles	—	52,630	—

Operating income (loss)	71,146	(8,676)	76,756
Interest and other expenses, net	11,793	15,145	8,619
Equity in net loss of equity-method investees	1,739	—	—

Income (loss) before income taxes	57,614	(23,821)	68,137
Provision for income taxes	28,995	5,637	25,218

Net income (loss)	28,619	(29,458)	42,919
Income (loss) attributable to noncontrolling interest	—	(4,735)	1,698

Net income (loss) attributable to The Hain Celestial Group, Inc.	$28,619	$(24,723)	$41,221

Net income (loss) per share attributable to The Hain Celestial Group, Inc.:
Basic	$0.70	$(0.61)	$1.03

Diluted	$0.69	$(0.61)	$0.99

Weighted average common shares outstanding:
Basic	40,890	40,483	40,077

Diluted	41,514	40,483	41,765

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2010, 2009 and 2008

(In thousands, except per share and share data)

	Common Stock		Additional Paid In Capital	Retained Earnings
	Shares	Amount at $.01
Balance at June 30, 2007	40,882,653	$409	$487,750	$195,658
Adoption of new income tax accounting guidance				129
Exercise of stock options	223,425	2	2,414
Non-cash compensation charge			(1,871)
Tax benefit from stock options			357
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans
Net income				41,221
Translation adjustments

Balance at June 30, 2008	41,106,078	411	488,650	237,008
Issuance of common stock pursuant to stock compensation plans	467,795	5	5,278
Non-cash compensation charge			7,211
Tax benefit from stock options			223
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans
Issuance of common stock in connection with license agreement	125,636	1	1,799
Net loss				(24,723)
Translation adjustments
Deferred gains on cash flow hedging instruments, net of tax
Unrealized loss on available for sale investment, net of tax

Balance at June 30, 2009	41,699,509	417	503,161	212,285
Issuance of common stock pursuant to stock compensation plans	336,111	3	2,136
Issuance of common stock in connection with license agreement	52,615	1	965
Issuance of common stock in connection with acquisition	1,558,442	16	35,377
Stock-based compensation income tax effects			164
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans
Non-cash compensation charge			6,979
Net income				28,619
Translation adjustments
Change in deferred gains on cash flow hedging instruments, net of tax
Change in unrealized loss on available for sale investment, net of tax

Balance at June 30, 2010	43,646,677	$437	$548,782	$240,904

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2010, 2009 and 2008

(In thousands, except per share and share data)

	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at June 30, 2007	861,256	$(12,745)	$25,884	$696,956
Adoption of new income tax accounting guidance				129
Exercise of stock options				2,416
Non-cash compensation charge				(1,871)
Tax benefit from stock options				357
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans	84,334	(2,728)		(2,728)
Net income				41,221
Translation adjustments			6,331	6,331

Balance at June 30, 2008	945,590	(15,473)	32,215	742,811
Issuance of common stock pursuant to stock compensation plans				5,283
Non-cash compensation charge				7,211
Tax benefit from stock options				223
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans	56,308	(836)		(836)
Issuance of common stock in connection with license agreement				1,800
Net loss				(24,723)
Translation adjustments			(29,902)	(29,902)
Deferred gains on cash flow hedging instruments, net of tax			201	201
Unrealized loss on available for sale investment, net of tax			(745)	(745)

Balance at June 30, 2009	1,001,898	(16,309)	1,769	701,323
Issuance of common stock pursuant to stock compensation plans				2,139
Issuance of common stock in connection with license agreement				966
Issuance of common stock in connection with acquisition				35,393
Stock-based compensation income tax effects				164
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans	70,807	(1,220)		(1,220)
Non-cash compensation charge				6,979
Net income				28,619
Translation adjustments			(9,051)	(9,051)
Change in deferred gains on cash flow hedging instruments, net of tax			(49)	(49)
Change in unrealized loss on available for sale investment, net of tax			460	460

Balance at June 30, 2010	1,072,705	$(17,529)	$(6,871)	$765,723

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2010, 2009 and 2008

(In thousands)

	Year Ended June 30
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,619	$(29,458)	$42,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,772	21,354	19,980
Impairment of goodwill and other intangibles	—	52,630	—
(Gain) loss on dispositions	147	804	(2,003)
Deferred income taxes	4,046	(2,177)	3,742
Tax benefit from stock-based compensation	955	223	357
Equity in net loss of equity-method investees	1,739	—	—
Non-cash compensation	6,979	7,211	(1,871)
Other non-cash items, net	1,834	(101)	(415)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	4,593	(7,889)	(13,326)
Inventories	5,856	(26,623)	(31,335)
Other current assets	4,719	1,769	(5,766)
Other assets	(3,267)	(4,692)	(3,167)
Accounts payable and accrued expenses	(15,225)	11,668	12,942
Income taxes, net	11,263	(3,094)	2,429

Net cash provided by operating activities	71,030	21,625	24,486

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(51,415)	(1,024)	(102,206)
Proceeds from dispositions	—	—	3,031
Purchases of property and equipment	(11,428)	(12,990)	(19,811)
Proceeds from disposals of property and equipment	85	952	869
(Loan to) repayment from affiliate	—	18,500	2,025
Deconsolidation of subsidiary	—	(2,233)	—

Net cash provided by (used in) investing activities	(62,758)	3,205	(116,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from bank revolving credit facility, net	(33,400)	(47,170)	90,500
Repayments of other long-term debt, net	(88)	(34)	(631)
Shares withheld for payment of employee payroll taxes	(1,220)	(838)	(2,728)
Investments by and advances from minority shareholder in joint venture	—	2,906	2,368
Proceeds from exercise of stock options, net of related expenses	2,139	5,283	2,416
Excess tax benefits from share-based compensation	188	117	—

Net cash provided by (used in) financing activities	(32,381)	(39,736)	91,925

Effect of exchange rate changes on cash	(33)	(2,199)	(2,324)

Net decrease in cash and cash equivalents	(24,142)	(17,105)	(2,005)
Cash and cash equivalents at beginning of year	41,408	58,513	60,518

Cash and cash equivalents at end of year	$17,266	$41,408	$58,513

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, Westsoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Yves Veggie Cuisine®, DeBoles®, Linda McCartney® (under license) and Daily Bread™. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, Tushies® and Earth’s Best TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart CleanTM (under license) brand.

We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in China and other markets. See Note 2, Basis of Presentation, and Note 15, Equity Investments.

We operate in one business segment: the manufacturing, distribution, marketing and sale of natural and organic products. During the three years ended June 30, 2010, approximately 40%, 50% and 48% of our revenues were derived from products that were manufactured within our own facilities with 60%, 50% and 52% produced by various co-packers. In fiscal 2010, 2009 and 2008, there was no co-packer who manufactured 10% or more of our products.

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

On June 30, 2009, the minority owner in our HPP joint venture acquired a controlling interest in the joint venture through the purchase of newly issued shares of HPP. As a result, the Company’s equity interest was reduced to 48.7% and effective June 30, 2009, the Company deconsolidated HPP. The Company’s investment in HPP is accounted for under the equity method of accounting effective from June 30, 2009. The Company’s consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP.

The consolidated statements of operations for the years ended June 30, 2009 and 2008 include adjustments to reclassify $12,572 and $9,778, respectively, from selling, general and administrative expenses to net sales as a result of a misclassification of certain promotional expenses. The reclassifications did not affect previously reported net income.

Management evaluated all events and transactions occurring after the balance sheet date through the filing of this annual report on Form 10-K.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented approximately 16% of our trade receivables balance as of June 30, 2010 and 22% of our trade receivables balance as of June 30, 2009, and a second customer represented approximately 11% of our trade receivable balance at June 30, 2010, we believe there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid in the near future in the form of a chargeback receivable. Our estimate of this receivable balance ($4.6 million at June 30, 2010 and $4.1 million at June 30, 2009) could be different had we used different assumptions and judgments.

During the years ended June 30, 2010, 2009 and 2008, sales to one customer and its affiliates approximated 21%, 19% and 20% of net sales, respectively.

Inventory

Our inventory is valued at the lower of cost or market, utilizing the first-in, first-out method. We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving or obsolete raw ingredients and packaging.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually at the reporting unit level. The Company performs its test for impairment at the beginning of the fourth quarter of its fiscal year, and earlier if an event occurs or circumstances change that indicates impairment might exist. The impairment test for goodwill requires the Company to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company has determined that it operates in one segment and that this single segment consists of five reporting units (see Note 19). The Company uses a blended analysis of a discounted cash flow model and a market valuation approach to determine the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.

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

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency. Foreign currency transaction gains and losses also include amounts realized on the settlement of intercompany loans with foreign subsidiaries that are of a short-term investment nature. During the year ended June 30, 2010, the realized amount related to foreign currency transactions was not significant. During the years ended June 30, 2009 and 2008, we realized approximately $0.4 million and $2.3 million, respectively, of foreign currency gains.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $1.3 million in fiscal 2010, $1.4 million in fiscal 2009 and $1.7 million in fiscal year 2008. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products based on ideas we generate and on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers and suppliers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.

Advertising Costs

Media advertising costs, which are included in selling, general and administrative expenses, amounted to $5.3 million in fiscal 2010, $6.0 million in fiscal 2009 and $8.2 million in fiscal year 2008. Such costs are expensed as incurred.

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

At the beginning of fiscal 2008, we adopted guidance which addressed accounting for the uncertainty in income taxes. As a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the guidance. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Depending on the jurisdiction, such a change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision in the period. We record interest and penalties in our provision for income taxes.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2010, we had $10.6 million invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2009, we had no funds invested. At June 30, 2010 and 2009, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities and borrowings under our credit facility approximate fair value based upon either short maturities or variable interest rates of these instruments. The fair value of the Company’s foreign currency contracts are based upon information from a third party.

Derivative Instruments

The Company utilizes derivative instruments, principally foreign exchange forward contracts, to manage exposures to changes in foreign exchange rates. The Company’s contracts are hedges for transactions with notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures. These contracts, which are designated and documented as cash flow hedges, qualify for hedge accounting treatment. Exposure to counterparty credit risk is considered low because these agreements have been entered into with high quality financial institutions.

All derivative instruments are recognized on the balance sheet at fair value. The effective portion of changes in the fair value of derivative instruments that qualify for hedge accounting treatment are recognized in stockholders’ equity until the hedged item is recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized currently in earnings.

Stock Based Compensation

The Company has employee and director stock based compensation plans. The fair value of stock based compensation awards is recognized in expense over the vesting period of the award, using the straight-line method. The fair value of employee stock options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. Restricted stock awards are valued at the market value of our common stock on the date of grant and recognized in expense over the vesting period of the awards using the straight-line method.

Compensation expense is recognized for only that portion of stock based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination activity to reduce the amount of compensation expense recognized. If the actual forfeitures differ from the estimate, additional adjustments to compensation expense may be required in future periods.

The Company receives an income tax deduction for restricted stock grants when they vest and for stock options exercised by employees in certain tax jurisdictions equal to the excess of the market value of our common stock on the date of exercise over the option price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are classified as a cash flow provided by financing activities in the accompanying Consolidated Statement of Cash Flows.

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

Newly Adopted Accounting Pronouncements

On July 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”), which is included in ASC 805, “Business Combinations” which provides revised guidance related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). The standard requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the business acquired at their acquisition-date fair values and generally requires acquisition-related costs to be expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

On July 1, 2009 we also adopted a new accounting standard issued by the FASB, which is included in ASC 810, “Consolidation,” which establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary, which was previously referred to as minority interest. Among other requirements, the guidance establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity in the consolidated financial statements, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the consolidated statement of income. The provisions of this standard must be applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. As a result of the dilution of the Company’s ownership interest in HPP as of June 30, 2009, the Company deconsolidated HPP at that date. We reclassified $(7.3) million ($(4.7) million net of tax) and $2.7 million ($1.7 million net of tax) related to HPP from “Interest and other expenses, net” to “Income (loss) attributable to noncontrolling interest” in our Consolidated Statements of Operations for the years ended June 30, 2009 and 2008. The recorded amount for the prior two years previously presented as “Net income”, which is now presented as “Net income attributable to The Hain Celestial Group, Inc.,” has not changed as a result of the adoption.

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

3. EARNINGS PER SHARE ATTRIBUTABLE TO THE HAIN CELESTIAL GROUP, INC.

The following table sets forth the computation of basic and diluted earnings per share:

	2010	2009	2008
Numerator:
Net income (loss) attributable to The Hain Celestial Group, Inc.	$28,619	$(24,723)	$41,221

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	40,890	40,483	40,077
Effect of dilutive securities:
Effect of dilutive stock options and unvested restricted stock	624	—	1,688

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	41,514	40,483	41,765

Basic net income (loss) per share	$0.70	$(0.61)	$1.03

Diluted net income (loss) per share	$0.69	$(0.61)	$0.99

As a result of our net loss for the fiscal year ended June 30, 2009, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options and restricted stock awards. These anti-dilutive common shares totaled 2,442 shares and 222 shares for the fiscal years ending June 30, 2010 and 2008, respectively.

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	2010	2009	2008
Net income (loss) attributable to The Hain Celestial Group, Inc.	$28,619	$(24,723)	$41,221
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $6,356 in 2010	(9,051)	(29,902)	6,331
Unrealized gains (losses) on cash flow hedging instruments, net of tax of $32 and $(89)	(49)	201	—
Change in unrealized loss on available-for-sale investment, net of tax of $(181) and $475	460	(745)	—

Comprehensive income (loss) attributable to The Hain Celestial Group, Inc.	$19,979	$(55,169)	$47,552

The components of accumulated other comprehensive income as reflected on the balance sheet at June 30 were as follows:

	2010	2009	2008
Foreign currency translation adjustment	$(6,738)	$2,313	$32,215
Unrealized loss on available for sale securities	(285)	(745)	—
Deferred gains (losses) on hedging instruments	152	201	—

Total accumulated other comprehensive income	$(6,871)	$1,769	$32,215

5. STOCK KEEPING UNIT RATIONALIZATION AND REORGANIZATION

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

During the first quarter of fiscal 2010 we initiated a plan to consolidate the production of our fresh food-to-go products in the United Kingdom into our Luton facility. As a result, we recorded costs of approximately $3.7 million for the year ended June 30, 2010 related to this plan, including $2.9 million for severance and benefits and $0.8 million of other exit costs. In addition, in connection with our acquisition of Churchill Food Products Ltd, in June 2010 (see Note 6) we recorded employee termination and exit costs of approximately $0.6 million.

During fiscal 2009, the Company undertook several actions to improve performance and position the Company for future growth. We implemented a Stock Keeping Unit (“SKU”) rationalization, principally in our Celestial Seasonings tea products, to eliminate SKUs based on low sales volume or insufficient margins and position the Celestial Seasonings line for increased consumption and sales growth and improved profitability. We also initiated a plan to streamline and integrate the back office and warehousing operations of our personal care operations into other locations we operate. With this activity, we also completed the SKU rationalization of our personal care products begun in fiscal 2008. These actions collectively resulted in pre-tax charges of $12.7 million, which included $8.6 million charged to cost of sales for inventory and related items and $4.1 million charged to general and administrative expenses for severance and other costs.

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

The changes in the liability for the reorganization and restructuring activities for the years ended June 30, 2008, 2009 and 2010 were as follows:

	Asset write downs	Severance	Other Exit Costs	Total
Charges	$9,221	$1,596	—	$10,817
Amounts utilized	(9,221)	(431)	—	(9,652)

Liability balance June 30, 2008	—	1,165	—	1,165
Charges	1,055	3,012	$815	4,882
Amounts utilized	(1,055)	(3,858)	(695)	(5,608)

Liability balance June 30, 2009	—	319	120	439
Charges	266	3,316	830	4,412
Amounts utilized	(266)	(3,061)	(309)	(3,636)

Liability balance June 30, 2010	—	$574	$641	$1,215

6. ACQUISITIONS AND DISPOSALS

During fiscal 2010, we adopted the new FASB guidance on business combinations and accounted for the fiscal 2010 acquisitions using the acquisition method of accounting. All acquisitions completed prior to fiscal 2010 are recorded using the purchase method of accounting in accordance with previous FASB guidance. The results of operations of the acquisitions have been included in our consolidated results from their respective dates of acquisition. We allocate the purchase price of each acquisition to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill.

Fiscal 2010

On June 15, 2010, we acquired substantially all of the assets and business of World Gourmet Marketing, L.L.C. (“World Gourmet”), including its Sensible Portions brand snack products and assumed certain liabilities for cash consideration of $50.9 million, 1,558,442 shares of the Company’s common stock, valued at $35.4 million, plus up to $30.0 million of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011, of which the Company recorded $26.6 million, which is included in other noncurrent liabilities in the Company’s Consolidated Balance Sheet, as the fair value at the acquisition date. World Gourmet develops, produces, markets and sells Sensible Portions branded Garden Veggie Straws, Potato Straws, Apple Straws, Pita Bites and other snack products into various sales channels and has developed significant strength in the club store channel. The acquisition of the Sensible Portions brand expands our snack product offerings as well as sales opportunities for our other products in the club store channel.

The following table summarizes the consideration paid for the World Gourmet acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Amount
Purchase price:
Cash paid	$50,914
Equity issued	35,392
Fair value of contingent consideration	26,600

$112,906

Allocation:
Accounts receivable	$5,307
Inventory	4,807
Property, plant and equipment	7,212
Identifiable intangible assets	50,000
Other assets	248
Other liabilities	(9,025)

Total identifiable net assets	58,549
Goodwill	54,357

$112,906

The purchase price allocation was based upon a provisional valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. Identifiable intangible assets include customer relationships and trade names. The trade name intangible relates to the “Sensible Portions” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its respective estimated useful life. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $54.4 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including expansion of the Company’s sales into the club store channel, an increased presence in the snack category and use of our existing infrastructure to expand sales of the acquired business products. The goodwill is expected to be deductible for tax purposes.

Acquisition costs related to World Gourmet have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Consolidated Statement of Operations. Total acquisition related costs of approximately $2.0 million were expensed in the year ended June 30, 2010.

The amounts of revenue and earnings from the World Gourmet acquisition included in our results since June 15, 2010, were not significant.

The following table provides unaudited pro forma results of operations for the fiscal years ended June 30, 2010, and June 30, 2009, as if the acquisition had been completed at the beginning of each fiscal year. The following pro forma combined results of operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future.

	June 30, 2010	June 30, 2009
Pro forma net sales	$974,804	$1,141,302
Pro forma net income (loss)	$28,490	$(27,163)
Pro forma earnings per common share - diluted	$0.66	$(0.65)

This information has not been adjusted to reflect any changes in the operations of the business subsequent to its acquisition by us. Changes in operations of the acquired business include, but are not limited to, discontinuation of products, integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the business acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

On June 15, 2010, we also acquired Churchill Food Products Limited, a manufacturer and distributor of food-to-go products in the United Kingdom. We expect that the acquisition of Churchill will complement our existing Daily Bread brand by broadening our customer base for food-to-go products and expanding our product offerings. The acquisition of Churchill was completed for cash consideration of £1.3 million (approximately $1.9 million based on the transaction date exchange rate) plus up to £1.8 million (approximately $2.8 million) of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012, of which the Company recorded £1.3 million (approximately $2.0 million) as the fair value at the acquisition date. Acquisition costs related to Churchill have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Consolidated Statement of Operations. Total acquisition-related costs of approximately $0.3 million were expensed in the year ended June 30, 2010.

The amounts of revenue and earnings from the Churchill acquisition included in our results since June 15, 2010, were not significant. Pro forma information is not included because the acquired company’s operations would not have materially impacted our consolidated results of operations.

Fiscal 2008

On April 2, 2008, we acquired Daily Bread, Ltd., a London-based producer of branded fresh prepared foods for the foodservice channel in the United Kingdom, for approximately $37.4 million in cash, including transaction costs. The purchase agreement included provision for the payment of up to £5.0 million of contingent consideration over an approximate two-year period following the date of acquisition related to the achievement by the acquired business of certain financial targets. No contingent consideration was earned. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company assigned $16.3 million to identifiable intangible assets, of which $4.5 million have been assigned finite lives and are being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $16.1 million and was recorded as goodwill, which is not deductible for tax purposes.

On March 10, 2008, HPP, the Company’s previously consolidated subsidiary (see Note 2), acquired certain assets including a turkey production facility and distribution center in New Oxford, Pennsylvania for a total consideration of $19.1 million in cash, including transaction costs.

On March 6, 2008, we acquired nSpired Natural Foods, Inc., with its MaraNatha and SunSpire brands, for approximately $37.6 million in cash, including transaction costs. MaraNatha is a leading brand of natural and organic nut butters and SunSpire is a leader in natural and organic chocolate products. The addition of MaraNatha strengthened our position in the growing nut butter category and SunSpire provided us entry into the natural candy category. In connection with the acquisition, the Company approved employee termination and exit costs relating to the acquired business in the amount of $1.5 million, which were recorded as costs of the acquisition. During fiscal 2008 we utilized $0.2 million, during fiscal 2009 we utilized $1.1 million of this reserve and during fiscal 2010 we utilized the remaining $0.2 million of this reserve. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company assigned $17.1 million to identifiable intangible assets, of which $2.1 million has been assigned a finite life and is being amortized. The excess of the purchase price over the estimated fair value of the net assets acquired was $8.1 million and was recorded as goodwill, which is not deductible for tax purposes.

On December 7, 2007, we acquired TenderCare International, Inc., a marketer and distributor of chlorine-free and gel-free natural diapers and baby wipes under the TenderCare and Tushies brand names, for approximately $3.9 million in cash, including transaction costs. The acquisition strengthened our position in the natural and organic sector with expansion into diapers and wipes. The purchase price was allocated to the tangible and intangible assets acquired, including $4.1 million of goodwill, which is not deductible for tax purposes.

On August 29, 2007, HPP acquired the assets and business of Plainville Turkey Farm, Inc., a leading supplier of natural and antibiotic-free whole turkeys and deli turkey products to the natural and grocery channels in the Northeast and Mid-Atlantic regions. The purchase price was approximately $26.3 million in cash, including transaction costs, plus contingent future earn-out payments.

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

7. INVENTORIES

Inventories consisted of the following at June 30:

	2010	2009
Finished goods	$102,472	$103,458
Raw materials, work-in-process and packaging	54,540	55,132

	$157,012	$158,590

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30:

	2010	2009
Land	$9,106	$9,113
Buildings and improvements	37,957	35,151
Machinery and equipment	138,748	129,790
Furniture and fixtures	6,660	7,093
Leasehold improvements	3,477	3,528
Construction in progress	4,496	1,766

	200,444	186,441
Less:
Accumulated depreciation and amortization	93,459	84,306

	$106,985	$102,135

9. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended June 30, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of year:
Goodwill	$498,488	$550,238
Accumulated impairment losses	(42,029)	—

Carrying value	456,459	550,238
Additions	55,885	—
Impairment	—	(57,293)
Reallocations to tangible and intangible assets	—	(21,718)
Translation and other adjustments, net	4,111	(14,768)

Balance at end of year:
Goodwill	558,484	498,488
Accumulated impairment losses	(42,029)	(42,029)

Carrying value	$516,455	$456,459

The addition to goodwill in fiscal 2010 of $55.9 million related to the acquisition of the assets and business of World Gourmet Marketing L.L.C. ($54.4 million) and the acquisition of Churchill Food Products, Ltd. ($1.5 million).

During the year ended June 30, 2009, we reallocated approximately $21.7 million preliminarily allocated to goodwill related to the acquisitions of nSpired Natural Foods, Inc. and Daily Bread Ltd. to other intangibles, predominantly non-amortized trademarks. Included in translation and other adjustments are the impacts of changes in foreign currency exchange rates on goodwill, adjustments of certain purchase accounting liabilities, the realization of certain tax positions and adjustments to our estimates of fair value of net assets acquired. Accumulated impairment losses are net of $15,764 related to the deconsolidation of HPP.

The Company performs its annual test for goodwill impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below their carrying value, an interim test is performed. The Company completed its annual impairment analysis for fiscal year 2010 and determined that no impairment existed as of the date of that analysis.

Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, coupled with challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at March 1, 2009. Accordingly, the Company performed the first step of its interim goodwill impairment test for each of its then six reporting units. For purposes of this analysis, our estimates of fair values were based on a combination of the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices. The income approach requires that assumptions be made for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments by management. As a result of this step one analysis, the Company determined that the carrying value of its Protein and Europe reporting units exceeded their estimated fair values, indicating potential goodwill impairment existed. Having determined that the goodwill of these two reporting units was potentially impaired, the Company performed the second step of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the estimated fair value of a reporting unit to its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. Based on the results, the Company recognized a pre-tax non-cash goodwill impairment charge of $49.6 million, net of $7.6 million attributed to the minority interest of its Hain Pure Protein joint venture, to write off all of the goodwill related to its Protein and Europe reporting units in the Consolidated Statement of Operations for the three and nine months ended March 31, 2009. The non-cash charge had no impact on the Company’s compliance with its debt covenants, cash flows or available liquidity.

In April 2009, the Company was informed by the exclusive customer of its fresh prepared sandwich business in the United Kingdom that the customer’s purchases from the Company would be significantly reduced in phases with reductions through April 2010. The Company performed an impairment test on the intangible asset associated with the customer relationship, which was being amortized. The projected undiscounted future cash flows related to this customer relationship were determined to be less than the carrying value, and as a result, the Company recognized a full impairment loss of $3.0 million in the third quarter of fiscal 2009.

In February 2009, the Company entered into a License and Promotion Agreement with Martha Stewart Living Omnimedia, Inc. (“MSLO”) for the use of a trademark, Martha Stewart Clean, and the Martha Stewart name in connection with the marketing and sale of natural home cleaning solutions. In connection with the license agreement, the Company issued 125,636 shares of its common stock in exchange for the use of the trademark for the five-year term. If certain sales targets are met, additional shares will be issued and the agreement will be extended for up to ten additional years. The Company is also required to pay royalties based on net sales and required to spend certain amounts on advertising and promotion of the products. The fair value of the shares issued was $1.8 million based on the market price of our common stock on the date of issuance and is being amortized on a straight-line basis over the initial five-year term. If certain sales targets are met, additional shares will be issued for a total value of up to $10.0 million and the agreement will be extended for up to ten additional years. In October 2009, the Company entered into an additional License and Promotion Agreement with MSLO for the use of the trademark Martha Stewart™ and the Martha Stewart name in connection with the marketing and sale of certain baking and pasta products. In connection with the license agreement, the Company issued 52,615 shares of its common stock to MSLO in exchange for the use of the trademark for the five-year term. The fair value of the shares issued was approximately $1.0 million based on the market price of our common stock on the date of issuance and is being amortized on a straight-line basis over the initial five-year term. If certain sales targets are met, additional shares will be issued for a total value of up to $9.0 million and the agreement will be extended for up to ten additional years. The Company is also required to pay royalties based on net sales and required to spend certain amounts on advertising and promotion of the products. The baking and pasta products contemplated by this agreement are expected to be launched in fiscal 2011.

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks. At June 30, 2010, included in trademarks and other intangible assets on the balance sheet are $47.4 million of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives of 3 to 20 years. The following table reflects the components of trademarks and other intangible assets:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$47,385	$14,516	$21,976	$11,728
Non-amortized intangible assets:
Trademarks	$171,839	$6,579	$145,630	$6,682

Amortization of intangible assets with finite lives amounted $3.0 million in fiscal 2010, $3.2 million in 2009 and $2.9 million in 2008. The weighted average amortization period of amortized intangible assets is 14.9 years. The expected aggregate amortization expense in each of the next five fiscal years is $4.4 million in 2011, $3.8 million in 2012, $3.0 million in 2013, $2.2 million in 2014 and $1.9 million in 2015.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	2010	2009
Payroll and employee benefits	$7,273	$7,679
Advertising and trade promotions	15,379	15,099
Other	15,195	15,841

	$37,847	$38,619

11. LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt at June 30 consists of the following:

	2010	2009
Senior Notes	$150,000	$150,000
Revolving Credit Facility borrowings payable to banks	74,900	108,330
Capitalized leases	142	86

	225,042	258,416
Current Portion	38	44

	$225,004	$258,372

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2010 and 2009, $150.0 million of the senior notes was outstanding.

At June 30, 2010, we also had a credit agreement which provided us with a $250 million revolving credit facility (the “Credit Facility”) and which was scheduled to expire in May 2011. On July 6, 2010, we entered into a new five-year unsecured $400 million credit agreement (“Credit Agreement”) led by Bank of America Merrill Lynch, replacing the Credit Facility. Borrowings under the Credit Agreement on the closing date were used to repay all amounts outstanding under the Credit Facility. Future borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other corporate purposes. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.00 to 1.00 and a consolidated leverage ratio (as defined) of no more than 3.50 to 1.00. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the twelve-month period following a permitted acquisition. The Credit Agreement may be increased by an additional uncommitted $100 million, provided certain conditions are met. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 1.25% to 3.00% per annum or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.25% to 2.00% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing line loans will bear interest at the Base Rate plus the Applicable Rate. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.25% to 0.45% per annum. Such Commitment Fee will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Until we deliver our compliance certificate for the fiscal quarter ended December 31, 2010, the applicable margins for Eurocurrency Rate loans and Base Rate loans will be 2.00% per annum and 1.00% per annum, respectively, and the Commitment Fee for unused amounts will be 0.35% per annum.

As of June 30, 2010 and 2009, there were $74.9 million and $108.3 million of borrowings outstanding, respectively, under the prior Credit Facility.

Maturities of all debt instruments at June 30, 2010, are as follows (after giving effect to the Credit Agreement):

2011	$38
2012	39
2013	30
2014	24
2015	11
Thereafter	224,900

$225,042

Interest paid (which approximates the related expense) during the years ended June 30, 2010, 2009 and 2008 amounted to $10.2 million, $15.0 million and $13.9 million, respectively.

12. INCOME TAXES

The components of income (loss) before income taxes for the years ended June 30, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Domestic	$64,267	$25,673	$53,760
Foreign	(6,653)	(49,494)	14,377

Total	$57,614	$(23,821)	$68,137

The provision for income taxes for the years ended June 30, 2010, 2009 and 2008 is presented below.

	2010	2009	2008
Current:
Federal	$20,357	$7,245	$16,957
State	2,361	1,591	3,302
Foreign	2,231	(1,022)	1,217

	24,949	7,814	21,476

Deferred:
Federal and state	720	547	2,800
Foreign	3,326	(2,724)	942

	4,046	(2,177)	3,742

Total	$28,995	$5,637	$25,218

The current tax benefit realized upon the exercise of stock options charged to additional paid in capital amounted to $1.5 million in 2010, $1.6 million in 2009 and $0.4 million in 2008.

Income taxes paid during the years ended June 30, 2010, 2009 and 2008 amounted to $12.3 million, $13.9 million and $20.9 million, respectively.

Reconciliations of expected income taxes at the U.S. federal statutory rate of 35% to the Company’s provision for income taxes for the years ended June 30 are as follows:

	2010	%	2009	%	2008	%
Expected U.S. federal income tax at statutory rate	$20,165	35.0%	$(8,337)	35.0%	$23,848	35.0%
State income taxes, net of federal benefit	2,356	4.1	1,574	(6.6)	2,197	3.2
Non-deductible goodwill impairment	—		14,247	(59.8)	—	—
Non-deductible compensation	1,194	2.0	335	(1.4)	2,354	3.5
Foreign income at different rates	1,531	2.7	(937)	3.9	(2,098)	(3.1)
Effect of settled tax matters	(1,205)	(2.1)	—	—	—	—
Valuation allowances established for UK losses	6,354	11.0	—	—	—	—
Other	(1,400)	(2.4)	(1,245)	5.2	(1,083)	(1.6)

Provision for income taxes	$28,995	50.3%	$5,637	(23.7)%	$25,218	37.0%

The effective tax rate in 2010 increased as a result of our establishing valuation allowances for approximately $6.5 million related to carryforward losses and deferred tax assets in the United Kingdom, initially recorded in the third quarter of fiscal 2010. These valuation allowances were recorded as a result of the Company’s evaluation of its United Kingdom tax position in accordance with ASC 740, “Accounting for Income Taxes.” The Company’s United Kingdom subsidiary has recorded historical losses and has been affected by restructuring and other charges in recent years. These losses and the loss incurred in the current year represented sufficient evidence for management to determine that a full valuation allowance for the deferred tax assets was appropriate under ASC 740. Under current U.K. tax law, our carryforward losses have no expiration. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. Until an appropriate level of profitability is attained, we expect to continue to maintain a valuation allowance on our net deferred tax assets related to future U.K. tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) as of June 30 are as follows:

	2010	2009
Current deferred tax assets:
Basis difference on inventory	$5,206	$6,962
Reserves not currently deductible	5,187	5,839
Other	345	227

Current deferred tax assets	10,738	13,028

Noncurrent deferred tax liabilities:
Difference in amortization	(31,441)	(28,351)
Basis difference on property and equipment	(7,695)	(9,688)
Noncurrent deferred tax assets:
Net operating loss and tax credit carryforwards	15,214	17,484
Stock options as compensation	3,234	3,188
Other comprehensive income	(7,775)	475
Other	27	(22)
Valuation allowances	(9,847)	(7,701)

Noncurrent deferred tax liabilities, net	(38,283)	(24,615)

	$(27,545)	$(11,587)

We have U.S. foreign tax credit carryforwards of $2.9 million at June 30, 2010 with various expiration dates through 2020, of which the Company believes it is more likely than not that $1.5 million of these tax credit will not be realized. We have U.S. federal tax net operating losses available for carryforward at June 30, 2010 of $12.7 million that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2028. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company and various subsidiaries have deferred tax benefits for state tax net operating loss carryforwards of $0.3 million at June 30, 2010 with varying expiration dates. In addition to the net operating losses in the United Kingdom described above, we also have deferred tax benefits for foreign net operating losses of approximately $2.3 million which are available to reduce future income tax payments in Germany, Belgium and the Netherlands. Of the $2.3 million of deferred tax assets for these net operating loss carryforwards at June 30, 2010, the Company believes it is more likely than not that $2.0 million of these net operating losses will not be realized, and a valuation allowance has been established against these respective deferred tax assets.

The changes in valuation allowances against deferred income tax assets were:

	2010	2009
Balance at beginning of year	$7,701	$7,558
Additions charged to income tax expense	3,166	828
Reductions credited to income tax expense	(755)	(506)
Currency translation adjustments	(265)	(179)

Balance at end of year	$9,847	$7,701

As of June 30, 2010, the Company had approximately $26.0 million of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that might be payable if some or all of such earnings were to be remitted.

As disclosed in Note 2, the Company adopted new income tax accounting guidance related to unrecognized tax benefits effective July 1, 2007. As a result, we recognized a decrease of approximately $0.1 million in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to reduce retained earnings. The total amount of gross unrecognized tax benefits at the date of adoption was $2.6 million, including interest and penalties of $0.2 million. Included in this balance was $0.5 million that, if recognized, would impact the effective income tax rate. Unrecognized tax benefits activity for the years ended June 30, 2010, 2009 and 2008 is summarized below:

	2010	2009	2008
Balance at beginning of year	$2,489	$2,268	$2,614
Additions based on tax positions related to prior years	304	430	82
Reductions for tax positions of prior years	(545)	(209)	(428)

Balance at end of year	$2,248	$2,489	$2,268

At June 30, 2010 approximately $0.4 million represents that amount that would impact the effective tax rate in future periods if recognized.

The Company records interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company recognized approximately $0.1 million and $0.2 million of interest and penalties related to the above unrecognized benefits within income tax expense for the years ended June 30, 2010 and 2009. The Company had accrued approximately $0.6 million and $0.5 million for interest and penalties at the end of fiscal 2010 and 2009, respectively. The Internal Revenue Service completed the examination of our income tax returns for fiscal years 2005 and 2006 in the fourth quarter of fiscal 2010, which resulted in the receipt of a small refund. As a result, the Company reduced its reserves for uncertain tax positions by $0.4 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue “blank check” preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2010 and 2009, no preferred stock was issued or outstanding.

Common Stock Issued

In connection with the acquisition of the assets and business of World Gourmet Marketing L.L.C. in the fourth quarter of fiscal 2010, 1,558,442 shares were issued to the sellers, valued at approximately $35.4 million. (See Note 6)

In connection with License and Promotion Agreements entered into with Martha Stewart Living Omnimedia, Inc., in February 2009 we issued 125,636 common shares valued at approximately $1.8 million and in October 2009 we issued 52,615 common shares valued at approximately $1.0 million. (See Note 9)

14. STOCK BASED COMPENSATION

The Company has various plans under which the Company’s officers, senior management, other key employees and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards. We had stock option and restricted stock awards outstanding under five long-term incentive plans as of June 30, 2010.

2002 Long-Term Incentive and Stock Award Plan, as amended. In October 2002, we adopted the 2002 Long-Term Incentive and Stock Award Plan. The plan provides for the granting of stock options and other equity awards to employees, directors and consultants to purchase shares of our common stock. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2009 Annual Meeting, the plan was amended to increase the number of shares issuable to 8,550,000 shares. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire seven years after the date of grant; options granted prior to this date expired ten years after the date of grant. Vesting terms are determined at the discretion of the Company. No awards shall be granted under this plan after December 1, 2015. During fiscal year 2008, options to purchase 590,839 shares were granted under this plan with an estimated fair value of $9.25 per share. In addition, 417,829 shares of restricted stock were granted during fiscal 2008. During fiscal year 2009, options to purchase 816,574 shares were granted under this plan with an estimated fair value of $3.62 per share. In addition, 209,806 shares of restricted stock were granted during fiscal 2009. During fiscal year 2010, options to purchase 173,289 shares were granted under this plan with an estimated fair value of $6.03 per share. In addition, 119,436 shares of restricted stock and restricted stock units were granted during fiscal 2010. At June 30, 2010, 2,828,702 options and 350,806 unvested restricted shares and restricted stock units were outstanding under this plan and there were 2,264,676 options available for grant under this plan.

2000 Directors Stock Plan, as amended. In May 2000, we adopted the 2000 Directors Stock Option Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. In December 2003, the plan was amended to increase the number of shares issuable by 200,000 shares to 950,000 shares. In March 2009, the plan was amended to permit the granting of restricted shares, restricted share units and dividend equivalents and was renamed. All of the options granted to date under the plan have been non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire seven years after the date of grant; options granted prior to this date expired ten years after the date of grant. During fiscal years 2008, 2009 and 2010, no options were granted under this plan. During fiscal year 2009, 35,000 restricted shares were granted under the plan. During fiscal year 2010, 38,750 restricted shares were granted under the plan. At June 30, 2010, 389,000 options and 59,747 unvested restricted shares were outstanding and there were 156,000 options available for grant under this plan.

At June 30, 2010 there were 1,935,531 options outstanding that were granted under three other prior Hain and Celestial Seasonings plans. Although no further awards can be granted under those plans, the options outstanding continue in accordance with the terms of the respective plans.

Total stock-based compensation expense included in selling, general and administrative expense in the consolidated statements of operations for the years ended June 30, 2010, 2009 and 2008 was $6,979, $7,211 and ($1,871), respectively.

At June 30, 2010 there was $10,151 of unrecognized compensation expense, which will be recognized over a weighted average period of approximately 1.8 years.

Under ASC 718, contractual commitments to issue stock options are to be recorded as compensation cost whether or not the options have been granted. The Company’s employment agreement with Irwin Simon, its Chief Executive Officer (“CEO”), contained such a commitment prior to its amendment as of July 1, 2009; however the options which were to be awarded in July 2005, July 2006 and July 2007 were not granted at the those times. Under ASC 718, regardless of whether the options are ever granted, either currently or in the future, a non-cash accounting expense is required to be recorded during the year leading up to the anticipated grant date under the contract. This period is defined as the “requisite service period.” The requisite service period related to the July 2005 un-granted options was completed on June 30, 2005, which was prior to the required implementation of revised guidance concerning stock base compensation and, therefore, no expense was recorded for the July 2005 options. The requisite service period related to the July 2006 un-granted options was completed during the fiscal year ended June 30, 2006. On April 1, 2008, the Compensation Committee of the Company’s Board of Directors recommended and the Board approved equity grants and a cash payment to Mr. Simon as a replacement for 900,000 un-granted stock options due to him under his employment agreement. The Board determined that Mr. Simon should receive the equivalent of the Black-Scholes value of the 900,000 options had they been granted when contractually due pursuant to Mr. Simon’s employment agreement on July 1, 2005, 2006 and 2007, aggregating $12,000 in value. Such amount was split equally whereby (a) 472,671 stock options were granted at an exercise price of $30.35 per share (equal to the closing market price of the stock on April 1, 2008) with a seven-year term that vest annually over four years, (b) 131,796 shares of restricted stock were granted that vest annually over three years and (c) a cash payment of $4,000 was made. The granting of the 900,000 stock options to Mr. Simon had been deferred due in part to the lack of shares available and in part pending the completion of a study on the appropriate manner of settling these awards. During fiscal year 2006 and in subsequent periods, the Company accrued amounts related to the July 1, 2006 un-granted options as required under the accounting guidance. The Company had recognized $3,135 of compensation expense through the period ended March 31, 2008, which was reversed in the quarter ended June 30, 2008 as a result of the aforementioned replacement award.

A summary of our stock option plans’ activity for the three years ended June 30, 2010 follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding July 1, 2007	5,755,404	$18.91
Granted	590,839	30.35
Exercised	(223,425)	10.86
Cancelled	(28,597)	17.01

Options outstanding June 30, 2008	6,094,221	21.55
Granted	816,574	11.76
Exercised	(309,737)	17.06
Cancelled and expired	(1,032,391)	20.25

Options outstanding June 30, 2009	5,568,667	20.64
Granted	173,289	18.20
Exercised	(126,713)	16.88
Cancelled and expired	(462,010)	24.28

Options outstanding June 30, 2010	5,153,233	20.42	3.62	$18,448

Options exercisable at June 30, 2010	4,072,092	$21.10	3.11	$12,956

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the year ended June 30, 2010 and the exercise price) that would have been received by the option holders had all options been exercised on June 30, 2010. This value will change based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $0.4 million during the year ended June 30, 2010, $2.6 million during the year ended June 30, 2009 and $4.4 million during the year ended June 30, 2008. During fiscal year 2010, the cash received from stock option exercises was $2.1 million. The tax benefit expected to be realized from the tax deductions for stock option exercises and vested restricted stock totaled $0.1 million for the year ended June 30, 2010 and is reflected as a component of stockholders’ equity in the consolidated balance sheet.

The average fair value of options granted was $6.03 per share during the year ended June 30, 2010, $3.62 per share during the year ended June 30, 2009 and $8.46 per share during the year ended June 30, 2008. The fair values were estimated using the Black-Sholes option pricing model based on the weighted average assumptions of:

	2010	2009	2008
Risk-free rate	2.38%	1.90%	2.60%
Expected volatility	34.20%	32.20%	30.20%
Expected life	4.75 years	4.75 years	4.75 years
Dividend yield	0.0%	0.0%	0.0%

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

Non-vested Restricted Stock Activity — Non-vested restricted stock awards at June 30, 2010 and activities during fiscal 2010, 2009 and 2008 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2007	—	—
Granted	417,829	$30.14
Forfeited	(8,825)	30.23

Non-vested restricted stock and units – June 30, 2008	409,004	30.14
Granted	244,806	12.76
Vested	(158,058)	29.27
Forfeited	(5,874)	29.99

Non-vested restricted stock and units – June 30, 2009	489,878	21.73
Granted	158,186	18.26
Vested	(209,398)	23.24
Forfeited	(28,113)	17.31

Non-vested restricted stock and units – June 30, 2010	410,553	$19.93

The total fair value of restricted stock and restricted stock units granted was $2.9 million during the year ended June 30, 2010 $3.1 million during the year ended June 30, 2009 and $12.6 million during the year ended June 30, 2008. The total fair value of shares vested during the years ended June 30, 2010 and 2009 was $3.6 million and $2.4 million, respectively.

At June 30, 2010, $5.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.5 years.

There were 7,984,462 shares of Common Stock reserved for future issuance in connection with stock based awards as of June 30, 2010.

15. EQUITY INVESTMENTS

At June 30, 2010, the Company owned 48.7% of its Hain Pure Protein joint venture. This investment is accounted for under the equity method of accounting (see Note 2). The carrying value of our investment of $25.3 million and advances to HPP of $20.6 million are included on the consolidated balance sheet in “Investment in and advances to equity-method investees.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The advances are repayable no later than December 31, 2012. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility.

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited, with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in China and other markets. The Company’s investment in its 50% share of the joint venture totaled approximately $0.1 million. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The investment is being accounted for under the equity method of accounting. For the year ended June 30, 2010, the joint venture’s results of operations were not significant.

On August 2, 2007, the Company sold its 50% interest in a Belgium-based rice cakes manufacturing joint venture which it entered into at the beginning of fiscal 2007 for which the Company received approximately €1.8 million (approximately $2.4 million) in cash.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair values of this security were $6.2 million at June 30, 2010 and $6.7 million at June 30, 2009. The fair value of this investment is included in “Other assets” in the Company’s condensed consolidated balance sheets. During the second quarter of fiscal 2010, the Company determined that an other-than-temporary decline in the fair value of YHS occurred based upon various factors including the near-term prospects of YHS, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which YHS operates and, accordingly recorded a loss of $1.2 million on the write-down of this investment, which is included in “Interest and other expenses, net”. At June 30, 2010, the fair value of the security decreased by an additional $0.5 million; however, the fair value substantially recovered subsequent to the balance sheet date. As a result, the Company concluded that this decline in its YHS investment is temporary and, accordingly, has recorded the unrealized loss, net of tax, in “Accumulated other comprehensive income” in the stockholders’ equity section of the condensed consolidated balance sheet.

16. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

The Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$10,586	—	$10,586	—
Available for sale securities	6,232	$6,232	—	—
Forward foreign currency contracts	256	—	256	—

	$17,074	$6,232	$10,842	—

Liabilities:
Forward foreign currency contracts	$57	—	$57	—
Contingent consideration	28,580	—	—	$28,580

Total	$28,637	—	$57	$28,580

The following table presents assets/(liabilities) measured at fair value on a recurring basis as of June 30, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities	$6,686	$6,686		—
Forward foreign currency contracts	290	—	$290	—

Total	$6,976	$6,686	$290	—

Available for sale securities consist of the Company’s investment in YHS (see Note 15). Fair value is measured using the market approach based on quoted prices. The Company utilizes the income approach to measure fair value for its foreign currency forward contracts. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices. As of June 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

In connection with the acquisitions made in the year ended June 30, 2010, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We have estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the year ended June 30, 2010.

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturity of these items.

Cash Flow Hedges – Foreign Exchange Contracts

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. Derivative financial instruments are not used for speculative purposes. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at June 30, 2010 and 2009 were $13.5 million and $0.2 million of net assets and $13.5 million and $0.2 million of net assets, respectively. The fair value of these derivatives is included on the Company’s consolidated balance sheets in accrued expenses at June 30, 2010 and in prepaid expenses and other current assets at June 30, 2009. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the years ended June 30, 2010 and 2009, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the years ended June 30, 2010 and 2009.

The impact on Other Comprehensive Income (“OCI”) from foreign exchange contracts that qualified as cash flow hedges for the fiscal years ended June 30, 2010 and 2009 were as follows:

	Year ended June 30, 2010	Year ended June 30, 2009
Net carrying amount at July 1	$201	—
Cash flow hedges deferred in OCI	(81)	$290
Change in deferred taxes	32	(89)

Net carrying amount at June 30	$152	$201

17. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases

The Company leases office, manufacturing and warehouse space under leases which expire through 2018. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2010, are as follows:

2011	$8,125
2012	6,590
2013	2,234
2014	578
2015	406
Thereafter	498

$18,431

Rent expense charged to operations for the years ended June 30, 2010, 2009 and 2008 was approximately $8.1 million, $10.0 million and $8.9 million, respectively.

Defined Contribution Plans

We have a 401(k) Employee Retirement Plan (“Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2010 and 2008, we made contributions to the Plan of $0.3 million and $0.4 million, respectively. There was no contribution made for the year ended June 30, 2009.

Our subsidiary, Hain-Celestial Canada, ULC, has a Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Hain Celestial Canada who meet eligibility requirements may participate in that plan.

18. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

19. SEGMENT INFORMATION

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

The Company’s sales by product category are as follows:

	2010	2009	2008
Grocery	$556,318	$540,934	$527,574
Snacks	97,195	93,585	98,114
Tea	90,508	86,583	91,972
Personal care	92,769	119,068	116,891
Protein (1)	—	165,727	90,581
Other	80,547	116,837	121,461

	$917,337	$1,122,734	$1,046,593

(1)	Net sales of protein products for the year ended June 30, 2010 are no longer included in the Company’s results as they are related to HPP, which was deconsolidated as of June 30, 2009. See Note 2.

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

Years ended June 30,	2010	2009	2008
Net sales:
United States (1)	$722,211	$914,875	$814,447
Canada	63,205	54,807	51,960
Europe	131,921	153,052	180,186

	$917,337	$1,122,734	$1,046,593

Income (loss) before income taxes:
United States (1) (2)	$64,573	$25,673	$53,760
Canada	5,608	3,955	9,652
Europe (2)	(12,567)	(53,449)	4,725

	$57,614	$(23,821)	$68,137

As of June 30,	2010	2009
Long-lived assets:
United States	$798,116	$693,122
Canada	60,748	54,183
Europe	25,406	27,060

	$884,270	$774,365

(1)	Includes net sales of $165,727 and $90,581 and income (losses) before income taxes of $(22,282) and $5,427 for the years ended June 30, 2009 and 2008, respectively, related to HPP, which was deconsolidated as of June 30, 2009. See Note 2.

(2)	Earnings (loss) before income taxes in 2009 include non-cash impairment charges for goodwill and other intangibles of $7.6 million in the United States and $45.0 million in Europe.

20. SUBSEQUENT EVENTS

Acquisition

On July 2, 2010, we acquired substantially all the assets and business and assumed certain liabilities of 3 Greek Gods LLC, including The Greek Gods® brand of Greek-style yogurt for approximately $21.6 million in a combination of cash and 242,185 shares of stock plus up to $25.8 million of additional contingent consideration based upon the achievement of specified operating results in fiscal years 2011 and 2012. The acquisition of The Greek Gods brand, a leader in Greek-style yogurt, expands our product offerings into the yogurt category and we expect it will provide us with the opportunity to leverage some of our existing brands with product extensions.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

The Company acquired Churchill Food Products Ltd. (Churchill) and substantially all of the assets and business of World Gourmet Marketing LLC (World Gourmet) on June 15, 2010. We have excluded World Gourmet and Churchill from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. World Gourmet and Churchill accounted for less than 2 percent of our consolidated assets as of June 30, 2010 and less than 1 percent of our consolidated net sales for the year ended June 30, 2010.

Based on our assessment, we believe that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2010 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of World Gourmet Marketing, LLC (“World Gourmet”) and Churchill Food Products, Ltd. (“Churchill”) acquired by the company on June 15, 2010, which is included in the 2010 consolidated financial statements of the Company and constituted less than 2 percent of total assets (excluding cost in excess of net assets of companies acquired recorded in connection with these acquisitions) as of June 30, 2010 and less than 1 percent of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of World Gourmet and Churchill.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 of the Company and our report dated August 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

August 30, 2010

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10, “Directors, Executive Officers and Corporate Governance of the Registrant,” Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Item 14, “Principal Accountant Fees and Services” have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of the directors. This information in such Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2010 and 2009

Consolidated Statements of Operations - Years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended June 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedules

Valuation and Qualifying Accounts (Schedule II)

(3) List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Commission on December 7, 2007).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

4.3	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2006, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Keybank National Association and Citibank, N.A., as Co-Syndication Agents, First Pioneer Farm Credit, ACA and HSBC Bank USA, N.A., as Co-Documentation Agents, North Fork Bank, as Managing Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

10.1.1	Amendment No. 1 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Commission on May 12, 2008).

10.2	1993 Executive Stock Option Plan (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-68026) filed with the Commission on October 21, 1993).

10.3	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

10.4	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

10.5	2000 Directors Stock Plan (incorporated by reference to Annex A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated February 18, 2009).

10.6	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2009).

10.7	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.7.1	Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.7.2	Amendment to Employment Agreement between the Registrant and Irwin D. Simon, dated as of July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2009).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.9	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.10	Description of compensation to non-management directors (incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2008).

10.11	Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K/A filed with the Commission on April 7, 2008).

10.12	Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.13	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.14	Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.15	Form of Restricted Stock Agreement with Mitchell Ring under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.16	Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.17	License Agreement, dated as of July 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 19, 2008).

10.18	Form of the Change in Control Agreements between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.19	Form of the Offer Letter Amendments between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.20	Form of Restricted Stock Agreement under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

10.21	Form of Notice of Grant of Restricted Stock Award under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

21.1(a)	Subsidiaries of Registrant.

23.1(a)	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a - Filed herewith

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
	Balance at beginning of period	Additions			Deductions - describe		Balance of end of period
		Charged to costs and expenses	Charged to other accounts - describe
Year Ended June 30, 2010 Deducted from asset accounts:
Allowance for doubtful accounts	$1,175	$484	$144	(2)	$229	(1)	$1,574
Year Ended June 30, 2009 Deducted from asset accounts:
Allowance for doubtful accounts	$2,068	$37	—		$930	(1)	$1,175
Year Ended June 30, 2008 Deducted from asset accounts:
Allowance for doubtful accounts	$2,371	$701	$20	(2)	$1,024		$2,068

(1)	Amounts written off and changes in exchange rates.

(2)	Allowance for doubtful accounts at dates of acquisitions of acquired brands.

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

Date: August 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	August 30, 2010

/s/ Ira J. Lamel Ira J. Lamel	Executive Vice President and Chief Financial Officer	August 30, 2010

/s/ Michael J. Speiller Michael J. Speiller	Senior Vice President-Finance and Chief Accounting Officer	August 30, 2010

/s/ Barry J. Alperin Barry J. Alperin	Director	August 30, 2010

/s/ Richard C. Berke Richard C. Berke	Director	August 30, 2010

/s/ Beth L. Bronner Beth L. Bronner	Director	August 30, 2010

/s/ Jack Futterman Jack Futterman	Director	August 30, 2010

/s/ Daniel R. Glickman Daniel R. Glickman	Director	August 30, 2010

/s/ Marina Hahn Marina Hahn	Director	August 30, 2010

/s/ Brett Icahn Brett Icahn	Director	August 30, 2010

/s/ Roger Meltzer Roger Meltzer	Director	August 30, 2010

/s/ David Schechter David Schechter	Director	August 30, 2010

/s/ Lewis D. Schiliro Lewis D. Schiliro	Director	August 30, 2010

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	August 30, 2010