Form 10-Q
period 2010-09-30
HAIN CELESTIAL GROUP INC
filed 2010-11-09
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010 there were 42,855,493 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2010	June 30, 2010
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$20,948	$17,266
Accounts receivable, less allowance for doubtful accounts of $1,425 and $1,574	131,489	114,215
Inventories	169,817	157,012
Deferred income taxes	10,749	10,738
Prepaid expenses and other current assets	16,927	14,586

Total current assets	349,930	313,817

Property, plant and equipment, net	106,709	106,985
Goodwill	549,826	516,455
Trademarks and other intangible assets, net	209,333	198,129
Investment in and advances to equity-method investees	45,891	46,041
Other assets	19,195	16,660

Total assets	$1,280,884	$1,198,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$161,818	$129,282
Income taxes payable	8,202	9,530
Current portion of long-term debt	37	38

Total current liabilities	170,057	138,850

Long-term debt, less current portion	257,694	225,004
Deferred income taxes	39,812	38,283
Other noncurrent liabilities	26,879	30,227

Total liabilities	494,442	432,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock – $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock – $.01 par value, authorized 100,000,000 shares, issued 43,929,190 and 43,646,677 shares	439	437
Additional paid-in capital	555,657	548,782
Retained earnings	249,999	240,904
Accumulated other comprehensive income	(2,087)	(6,871)

	804,008	783,252
Less: 1,074,212 and 1,072,705 shares of treasury stock, at cost	(17,566)	(17,529)

Total stockholders’ equity	786,442	765,723

Total liabilities and stockholders’ equity	$1,280,884	$1,198,087

Note: The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
Net sales	$257,961	$230,484
Cost of sales	187,859	168,676

Gross profit	70,102	61,808

Selling, general and administrative expenses	50,146	42,564
Acquisition related expenses and restructuring charges	1,413	1,779

Operating income	18,543	17,465

Interest and other expenses, net	2,457	3,042

Income before income taxes and equity in earnings of equity-method investees	16,086	14,423
Provision for income taxes	7,164	5,337
Equity in net (income) loss of equity-method investees	(173)	996

Net income	$9,095	$8,090

Net earnings per common share:
Basic	$0.21	$0.20

Diluted	$0.21	$0.20

Shares used in the calculation of net earnings per common share:
Basic	42,823	40,701

Diluted	43,918	41,159

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands, except per share and share amounts)

							Accumulated
	Common Stock		Additional				Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2010	43,646,677	$437	$548,782	$240,904	1,072,705	$(17,529)	$(6,871)	$765,723
Issuance of common stock pursuant to stock compensation plans	40,328	—	577					577
Issuance of common stock in connection with acquisition	242,185	2	4,821					4,823
Stock-based compensation income tax effects			(273)					(273)
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					1,507	(37)		(37)
Non-cash compensation charge			1,750					1,750
Net income				9,095				9,095
Translation adjustments							5,014	5,014
Change in deferred gains on cash flow hedging instruments, net of tax							(344)	(344)
Change in unrealized loss on available for sale investment, net of tax							114	114

Balance at September 30, 2010	43,929,190	$439	$555,657	$249,999	1,074,212	$(17,566)	$(2,087)	$786,442

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$9,095	$8,090
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,943	4,580
Deferred income taxes	(576)	(475)
Equity in net (income) loss of equity-method investees	(173)	996
Non-cash compensation	1,750	1,554
Tax benefit from stock options	(273)	39
Interest accretion on contingent consideration	424	—
Other non-cash items, net	(170)	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(13,660)	(16,978)
Inventories	(10,643)	(5,641)
Other current assets	(2,622)	3,038
Other assets	(2,907)	(191)
Accounts payable and accrued expenses	2,812	(8,382)
Income taxes	(977)	5,287

Net cash used in operating activities	(11,977)	(8,083)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(16,317)	—
Purchases of property and equipment	(2,556)	(2,743)
Proceeds from disposals of property and equipment	1,446	28
Repayment of advances by equity-method investee	—	1,735

Net cash used in investing activities	(17,427)	(980)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	577	273
Borrowings (repayments) under bank revolving credit facility	32,700	(16,300)
Repayments of other long-term debt, net	(5)	(40)
Shares withheld for payment of employee payroll taxes	(37)	(17)

Net cash provided by (used in) financing activities	33,235	(16,084)

Effect of exchange rate changes on cash	(149)	386

Net increase (decrease) in cash and cash equivalents	3,682	(24,761)
Cash and cash equivalents at beginning of period	17,266	41,408

Cash and cash equivalents at end of period	$20,948	$16,647

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

We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in Hong Kong, China and other markets. These investments are accounted for under the equity method of accounting.

We operate in one business segment: the manufacturing, distribution and marketing of natural and organic products. In our 2010 fiscal year, approximately 40% of our revenues were derived from products that were manufactured within our own facilities with 60% produced by various co-packers.

All dollar amounts in our condensed consolidated financial statements and tables have been rounded to the nearest thousand dollars, except share and per share amounts.

Management evaluated all events and transactions occurring after the balance sheet date through the filing of this quarterly report on Form 10-Q.

2. BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The amounts as of and for the periods ended June 30, 2010 are derived from the Company’s audited annual financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. Please refer to the footnotes to our consolidated financial statements as of June 30, 2010 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

Newly Adopted Accounting Pronouncements

In the first quarter of fiscal 2011 we adopted new accounting guidance included in Accounting Standards Codification (“ASC”) 810, “Consolidation,” regarding the consolidation of variable interest entities. The standard includes guidance for determining whether an entity is a variable interest entity and replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether an entity is the primary beneficiary, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. The adoption of the guidance did not have any impact on our results of operations or financial condition.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2010	2009
Numerator:
Net income	$9,095	$8,090

Denominator for basic earnings per share – weighted average shares outstanding during the period	42,823	40,701
Effect of dilutive stock options and unvested restricted stock	1,095	458

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	43,918	41,159

Basic net income per share	$0.21	$0.20

Diluted net income per share	$0.21	$0.20

Basic earnings per share excludes the dilutive effects of stock options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options. Anti-dilutive stock options, restricted stock and restricted stock units totaling 1,254 in fiscal 2011 and 2,612 in fiscal 2010 were excluded from our earnings per share calculations.

4. COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2010	2009
Net income	$9,095	$8,090
Other comprehensive income (loss):
Foreign currency translation adjustments, net	5,014	5,685
Change in deferred gains on cash flow hedging instruments, net of tax	(344)	(690)
Change in unrealized loss on available-for-sale investment, net of tax	114	104

Comprehensive income	$13,879	$13,189

Accumulated other comprehensive income (loss) consisted of the following:

	September 30, 2010	June 30, 2010
Foreign currency translation adjustment	$(1,724)	$(6,738)
Unrealized loss on available for sale securities	(171)	(285)
Deferred gains (losses) on hedging instruments	(192)	152

Total accumulated other comprehensive income (loss)	$(2,087)	$(6,871)

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. ACQUISITIONS

We account for acquisitions using the acquisition method of accounting. The results of operations of the acquisitions have been included in our consolidated results from their respective dates of acquisition. We allocate the purchase price of each acquisition to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill.

Fiscal 2011

On July 2, 2010, we acquired substantially all of the assets and business of 3 Greek Gods, L.L.C. (“Greek Gods”), including The Greek Gods brand of Greek-style yogurt products, and assumed certain liabilities for cash consideration of $16.3 million, 242,185 shares of the Company’s common stock, valued at $4.8 million, plus up to $25.8 million of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012. The Company recorded $22.9 million as the fair value of the contingent consideration at the acquisition date, which is included in other noncurrent liabilities. Greek Gods develops, produces, markets and sells The Greek Gods brand of Greek-style yogurt products into various sales channels. The acquisition of The Greek Gods brand expands our refrigerated product offerings.

The following table summarizes the consideration paid for the Greek Gods acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Amount
Purchase price:
Cash paid	$16,277
Equity issued	4,785
Fair value of contingent consideration	22,900

$43,962

Allocation:
Current assets	$2,172
Identifiable intangible assets	18,800
Current liabilities	(696)

Total identifiable net assets	20,276
Goodwill	23,686

$43,962

The purchase price allocation was based upon a provisional valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships and trade names. The trade name intangible relates to “The Greek Gods” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $23.7 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including entry into the yogurt category and use of our existing infrastructure to expand sales of the acquired business products. The goodwill is expected to be deductible for tax purposes.

Acquisition costs related to Greek Gods have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Condensed Consolidated Statement of Operations. Total acquisition related costs of approximately $0.8 million were expensed in the three months ended September 30, 2010.

Fiscal 2010

On June 15, 2010, we acquired substantially all of the assets and business of World Gourmet Marketing, L.L.C. (“World Gourmet”), including its Sensible Portions brand snack products and assumed certain liabilities for cash consideration of $50.9 million, 1,558,442 shares of the Company’s common stock, valued at $35.4 million, plus up to $30.0 million of

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

additional contingent consideration based upon the achievement of specified operating results in fiscal 2011, of which the Company recorded $26.6 million as the fair value at the acquisition date. During the quarter ended September 30, 2010, the Company completed its analysis of the fair values at the date of acquisition which resulted in a reallocation of $7.0 million from identified intangible assets to goodwill.

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

The following table provides unaudited pro forma results of operations for the three months ended September 30, 2009 as if all of the above acquisitions had been completed at the beginning of that fiscal year. The following pro forma combined results of operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future.

September 30, 2009
Pro forma net sales	$248,456
Pro forma net income (loss)	$8,348
Pro forma earnings per common share – diluted	$0.19

This information has not been adjusted to reflect any changes in the operations of the businesses subsequent to its acquisition by us. Changes in operations of the acquired businesses include, but are not limited to, discontinuation of products, integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former managements of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented or of future operations of the combined companies under our management.

6. INVENTORIES

Inventories consisted of the following:

	September 30, 2010	June 30, 2010
Finished goods	$112,206	$102,472
Raw materials, work-in-progress and packaging	57,611	54,540

	$169,817	$157,012

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2010	June 30, 2010
Land	$8,976	$9,106
Buildings and improvements	38,035	37,957
Machinery and equipment	148,102	138,748
Furniture and fixtures	7,034	6,660
Leasehold improvements	3,607	3,477
Construction in progress	3,905	4,496

	209,659	200,444

Less: Accumulated depreciation and amortization	102,950	93,459

	$106,709	$106,985

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed.

Changes in the carrying amount of goodwill for the three months ended September 30, 2010 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance as of June 30, 2010:	$558,484	$(42,029)	$516,455
Additions	23,686	—	23,686
Changes in goodwill on fiscal 2010 acquisitions	7,000	—	7,000
Translation adjustments, net	2,685	—	2,685

Balance as of September 30, 2010:	$591,855	$(42,029)	$549,826

The addition to goodwill in the three months ended September 30, 2010 of $23.7 million related to the acquisition of the assets and business of 3 Greek Gods L.L.C. During the three months ended September 30, 2010, we also reallocated $7.0 million preliminarily allocated to other intangibles related to the acquisition of the assets and business of World Gourmet Marketing L.L.C. to goodwill, based on our completed analysis of the fair values at acquisition date.

At September 30, 2010, included in trademarks and other intangible assets are approximately $31.7 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	September 30, 2010		June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$47,962	$16,287	$47,385	$14,516

Non-amortized intangible assets:
Trademarks	$184,345	$6,687	$171,839	$6,579

Amortization of intangible assets with finite lives amounted to $1.6 million in the three months ended September 30, 2010. The expected aggregate amortization expense in each of the next five fiscal years is $6.2 million in 2011, $5.4 million in 2012, $4.0 million in 2013, $3.2 million in 2014 and $2.9 million in 2015.

9. SENIOR NOTES AND CREDIT FACILITY

We have outstanding $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. The Credit Agreement and the notes are

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2010, there were $107.6 million of borrowings outstanding under the Credit Agreement. We are required by the terms of the Credit Agreement and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

10. INCOME TAXES

The effective income tax rate was 44.5% for the three months ended September 30, 2010. The effective tax rate for the first quarter of fiscal 2011 was higher than the comparable period of the prior year primarily as a result of the losses incurred in the United Kingdom for which no tax benefits are currently being recorded. Until an appropriate level of profitability is attained, we expect to continue to record and maintain a valuation allowance on our net deferred tax assets related to future United Kingdom tax benefits. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The fiscal 2011 and 2010 effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. There were no material changes in unrecognized tax benefits during the first three months of fiscal 2011.

11. STOCK BASED COMPENSATION

We have various stock based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees, consultants and non-employee directors.

During the three months ended September 30, 2010, 4,000 shares of restricted stock were granted with an estimated grant date value of $0.1 million. There were no stock options granted.

The Company recorded stock based compensation expense of $1.7 million for the three months ended September 30, 2010 and $1.6 million for the three months ended September 30, 2009 in selling, general, and administrative expenses in its condensed consolidated statements of operations. At September 30, 2010, there was $8.5 million of unrecognized stock based compensation expense, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 1.6 years.

Stock Options

A summary of our stock option plans’ activity for the three months ended September 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2010	5,153,233	$20.42
Granted	—	—
Exercised	(33,850)	17.04
Canceled and expired	(623,400)	36.34

Options outstanding September 30, 2010	4,495,983	$18.23	3.87	$30,962

Options exercisable at September 30, 2010	3,414,842	$18.34	3.42	$22,477

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the three month period ended September 30, 2010 and the exercise price) that would have been received by the option holders had all options been exercised on September 30, 2010. This value will change based on the fair market value of the Company’s common stock. During the first three months of fiscal year 2011, the cash received from stock option exercises was $0.6 million. The intrinsic value of the stock options exercised and the tax benefit expected to be realized from the tax deductions for stock options exercised were not significant for the three months ended September 30, 2010.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Restricted Stock

Non-vested restricted stock awards at September 30, 2010 and activities during the three months then ended were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2010	410,553	$19.93
Granted	4,000	23.98
Vested	(6,478)	21.79
Forfeited	(2,467)	19.51

Non-vested restricted stock and units – September 30, 2010	405,608	$19.84

At September 30, 2010, $4.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.4 years.

There were 7,319,000 shares of Common Stock reserved for future issuance in connection with stock based awards as of September 30, 2010.

12. RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In connection with our acquisition of Churchill Food Products Ltd, in June 2010 (see Note 5) we recorded employee termination and exit costs of approximately $0.6 million. In the three months ended September 30, 2010, we recorded an additional $0.2 million of employee termination costs, included in “Acquisition related expenses and restructuring charges” on the Condensed Consolidated Statement of Operations.

During fiscal 2010 we initiated a plan to consolidate the production of our fresh food-to-go products in the United Kingdom into our Luton facility. We recorded costs of $1.8 million for the three months ended September 30, 2009 related to this plan, including $1.4 million for severance and benefits and $0.4 million of other exit costs.

The following table summarizes the changes in the liability for these reorganization and restructuring activities as of September 30, 2010:

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at July 1, 2010	$574	$641	$1,215
Charged to expense in fiscal 2011	201	—	201
Amounts utilized	(660)	(157)	(817)

Accrued at September 30, 2010	$115	$484	$599

13. EQUITY INVESTMENTS

At September 30, 2010, the Company owned a 48.7% equity interest in the Hain Pure Protein joint venture. This investment is accounted for under the equity method of accounting (see Note 2). The carrying value of our investment in HPP of $25.5 million and advances to HPP of $20.3 million are included in “Investment in and advances to equity-method investee.” The Company provided advances to HPP to finance its operations prior to its deconsolidation at the end of fiscal 2009. As a result of the deconsolidation and HPP simultaneously entering into a separate credit agreement, the Company

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and HPP entered into a subordination agreement covering the outstanding advances. The subordination agreement allows for prepayments of the advances based on HPP meeting certain conditions under its separate credit facility. The advances are due no later than December 31, 2012.

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited, with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in Hong Kong, China and other markets. The Company’s investment in its 50% share of the joint venture totaled approximately $0.1 million. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The investment is being accounted for under the equity method of accounting. For the three months ended September 30, 2010, the joint venture’s results of operations were not significant.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair values of this security were $6.4 million at September 30, 2010 and $6.2 million at June 30, 2010. The fair value of this investment is included in “Other assets” in the Company’s condensed consolidated balance sheets. During the second quarter of fiscal 2010, the Company determined that an other-than-temporary decline in the fair value of YHS occurred based upon various factors including the near-term prospects of YHS, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which YHS operates and, accordingly recorded a loss of $1.2 million on the write-down of this investment.

14. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$2,431	—	$2,431	—
Available for sale securities	6,416	$6,416	—	—

	$8,847	$6,416	$2,431	—

Liabilities:
Forward foreign currency contracts	$185		$185	—
Contingent consideration	52,002	—	—	$52,002

Total	$52,187	—	$185	$52,002

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$10,586	—	$10,586	—
Available for sale securities	6,232	$6,232	—	—
Forward foreign currency contracts	256	—	256	—

	$17,074	$6,232	$10,842	—

Liabilities:
Forward foreign currency contracts	$57		$57	—
Contingent consideration	28,580	—	—	$28,580

Total	$28,637	—	$57	$28,580

Available for sale securities consist of the Company’s investment in YHS (see Note 13). Fair value is measured using the market approach based on quoted prices. The Company utilizes the income approach to measure fair value for its foreign currency forward contracts. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices.

In connection with the acquisitions made in the year ended June 30, 2010 and the three months ended September 30, 2010, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We have estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. As of September 30, 2010, there have been no changes to our estimates of the fair value of the contingent consideration.

The following table summarizes the Level 3 activity:

Three months ended September 30, 2010
Balance as of June 30, 2010	$28,580
Accretion of interest expense on contingent consideration	424
Fair value of addition – Greek Gods contingent consideration	22,900
Translation adjustment	98

Balance as of September 30, 2010	$52,002

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2010.

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

Foreign Exchange contracts – The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

contracts at September 30, 2010 were $14.3 million and $0.2 million of liabilities. The fair value of these derivatives is included in accrued expenses on the Company’s condensed consolidated balance sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months. There were $13.5 million of notional amount and $0.2 million of fair value assets of foreign exchange derivative contracts outstanding at June 30, 2010.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the three months ended September 30, 2010, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2010.

The impact on other comprehensive income from foreign exchange contracts that qualified as cash flow hedges was as follows:

Three months ended September 30, 2010
Net carrying amount at July 1, 2010	$152
Cash flow hedges deferred in OCI	(384)
Changes in deferred taxes	40

Net carrying amount at September 30, 2010	$(192)

15. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

16. SEGMENT INFORMATION

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended September 30,
	2010	2009
Net sales:
United States	$210,867	$180,147
Canada	16,217	15,202
Europe	30,877	35,135

	$257,961	$230,484

Earnings before income taxes and equity in earnings of equity-method investees:
United States	$18,557	$17,264
Canada	848	945
Europe	(3,319)	(3,786)

	$16,086	$14,423

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	September 30, 2010	June 30, 2010
Long-lived assets:
United States	$845,634	$798,116
Canada	60,326	60,748
Europe	24,994	25,406

	$930,954	$884,270

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2010 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2010. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

We manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthy Way of Life™. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well known brands. We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products, including food, beverage, personal care and household products. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We market our products through a network of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. We manufacture internationally and our products are sold in more than 50 countries.

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

We expect that the economic environment and conditions experienced over the last two years will persist and remain challenging and that uncertainty and high unemployment will continue to affect consumer confidence, behavior and spending. To mitigate the impact of these challenging conditions, the Company continues to focus on improving operating efficiencies, containing costs and optimizing cash flow. We continue to invest behind our brands to deliver value to consumers. Our recent acquisitions of The Greek Gods yogurt and Sensible Portions snacks brands have achieved increased sales over their pre-acquisition results. Published independent syndicated consumption data (consumption data measures sales scanned through cash registers at retail) and similar information provided directly by retailers indicate that our consumption trends at certain retailers continued to improve. We monitor consumption trends as part of the total mix of information used to evaluate expectations of future sales.

Our corporate website is www.hain-celestial.com. The information contained on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three months ended September 30, 2010

Net sales for the three months ended September 30, 2010 were $258.0 million compared to $230.5 million for the three months ended September 30, 2009, an increase of $27.5 million, or 11.9%. Sales in North America increased $31.7 million, or 16.2%, from the year ago quarter. The increase in sales resulted from the acquisitions of The Greek Gods brand yogurt and Sensible Portions snacks, as well as growth of our Earth’s Best, MaraNatha, Terra and Avalon brands. Sales in Europe decreased $4.3 million, or 12.1%, as a result of the loss of sales in the United Kingdom with the phasing out of the supply of fresh sandwiches to Marks and Spencer, accounting for $5.9 million of sales in last year’s first quarter, which was partially offset by increased sales of our Linda McCartney meat-free frozen foods and sales from Churchill. Changes in foreign exchange rates impacted our European sales by approximately $2.6 million. Sales by our continent-based European operations increased by approximately 6% in local currency for the three months ended September 30, 2010 compared to the prior year period.

Gross profit for the three months ended September 30, 2010 was $70.1 million, an increase of $8.3 million from gross profit of $61.8 million reported in last year’s quarter. Gross profit as a percentage of net sales was 27.2% for the three months ended September 30, 2010 compared to 26.8% of net sales for the September 30, 2009 quarter. The increase in gross profit percentage resulted from the mix of product sales, including the sales from our recent Greek Gods and Sensible Portions acquisitions, which have relatively higher gross profit margins, and together with cost savings more than offset input cost increases. The improvement in gross profit was also impacted by the integration of the Churchill production into our United Kingdom food-to-go factory and the continuing challenges we face in rebuilding our sales volume there.

Selling, general and administrative expenses were $50.1 million for the three months ended September 30, 2010, an increase of $7.6 million, or 17.8%, compared to $42.6 million in the September 30, 2009 quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangibles and a higher level of selling expenses employed by the acquired brands where product demonstrations and store level sampling are integral parts of the consumer experience. Selling, general and administrative expenses as a percentage of net sales increased to 19.4% in the first quarter of fiscal 2011 compared to 18.5% in the first quarter of last year.

In the first quarter of fiscal 2011 we incurred acquisition related expenses aggregating $1.4 million related to the acquisition of The Greek Gods yogurt brand in July 2010 and integration activities related to Churchill Food Products Limited in the United Kingdom, which was acquired in last fiscal year’s fourth quarter. In the first quarter of fiscal 2010, we incurred approximately $1.8 million of restructuring expenses related to the consolidation of our Daily Bread production activities into our Luton, United Kingdom facility.

Operating income was $18.5 million for the three months ended September 30, 2010 compared to $17.5 million in the September 30, 2009 quarter. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 7.2% in the September 30, 2010 quarter compared with 7.6% in the September 30, 2009 quarter.

Interest and other expenses, net were $2.5 million for the three months ended September 30, 2010 compared to $3.0 million for the three months ended September 30, 2009. Interest expense totaled $3.4 million in this year’s first quarter, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and interest accretion on contingent consideration. Interest expense in last year’s first quarter was approximately $2.6 million. The increase in interest expense resulted from higher borrowings under our revolving credit facility used to fund our recent acquisitions, and the interest accretion on contingent consideration. Interest and other expenses also includes approximately $1.1 million of exchange gains for the three months ended September 30, 2010 compared to $0.4 million of exchange losses in the prior year period.

Income before income taxes and equity in the earnings of our equity-method investees for the three months ended September 30, 2010 amounted to $16.1 million compared to $14.4 million in the comparable period of the prior year.

Our effective income tax rate was 44.5% of pre-tax income for the three months ended September 30, 2010 compared to 37.0% for the three months ended September 30, 2009. The effective tax rate for the first quarter of fiscal 2011 was higher than the comparable period of the prior year as a result of the losses incurred in the United Kingdom for which no tax benefit is currently being recorded and changes in geographic income distribution. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Our equity in the net income from our investment in HPP for the three months ended September 30, 2010 was $0.2 million compared to a loss of $1.0 million in the September 30, 2009 quarter, as HPP returned to profitability after the sale of its Kosher Valley brand in the fourth quarter of last fiscal year.

Net income for the three months ended September 30, 2010 was $9.1 million compared to $8.1 million in the September 30, 2009 quarter. The increase of $1.0 million in earnings was attributable to the factors noted above.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance was $20.9 million at September 30, 2010, an increase of $3.7 million from the end of fiscal 2010. Net cash used in operating activities was $12.0 million for the three months ended September 30, 2010 compared to $8.1 million for the three months ended September 30, 2009. The increase in cash used in operations in the first three months of fiscal 2011 resulted from an increased use of cash for changes in operating assets and liabilities of approximately $5.1 million as compared to the prior year period, which was partially offset by an improvement of $1.2 million in net income and non-cash items provided by operations. The increase in cash used in changes in operating assets and liabilities primarily resulted from the seasonal increase in our inventories, which was greater in the first three months of fiscal 2011 than in the prior year period.

In the three months ended September 30, 2010, we used $17.4 million of cash in investing activities. We used $16.3 million of cash in connection with our acquisition of the assets and business of 3 Greek Gods L.L.C. and $2.6 million for capital expenditures. This was partially offset by proceeds from the sale of property, plant and equipment of $1.4 million. We used $1.0 million of cash in investing activities in the three months ended September 30, 2009, which consisted of $2.7 million for capital expenditures, which was partially offset by $1.7 million received from a repayment of advances from HPP.

Net cash of $33.2 million was provided by financing activities for the three months ended September 30, 2010 compared to $16.1 million used in financing activities for the three months ended September 30, 2009. The change was due principally to $32.7 million of borrowings drawn under our Credit Agreement for the three months ended September 30, 2010 compared to $16.3 million of repayments made during the three months ended September 30, 2009. We also had an increase in the proceeds from exercises of stock options to $0.6 million in the three months ended September 30, 2010 from $0.3 million in the three months ended September 30, 2009.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2010, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

12 months ended September 30,	2010	2009
Cash flow provided by operating activities	$67,139	$42,702
Purchases of property, plant and equipment	(11,241)	(12,299)

Operating free cash flow	$55,898	$30,403

Our operating free cash flow was $55.9 million for the twelve months ended September 30, 2010, an increase of $25.5 million from the twelve months ended September 30, 2009. The improvement in our operating free cash flow resulted from the increase in our cash flow from operations. Our capital spending in the trailing twelve months was slightly lower than historical levels as a result of the recent economic uncertainties. We expect that our capital spending for the full current fiscal year will be approximately $15 million.

We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July

2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2010, there were $107.6 million of borrowings outstanding under the Credit Agreement. We are required by the terms of the Credit Agreement and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

We believe that our cash on hand of $20.9 million at September 30, 2010, projected cash flows from operations and availability under our credit agreement are sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At September 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and chargebacks receivable, inventories, property, plant and equipment, accounting for acquisitions, stock based compensation, segments and goodwill and intangible assets. The application of each of these critical accounting policies and estimates was discussed in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Inflation

Inflation may cause increased ingredient, fuel, labor and benefits. For more information regarding ingredient costs, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk – Ingredient Inputs Price Risk, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. To the extent permitted by competition, we seek to recover increased costs through a combination of price increases, new product innovation and by implementing process efficiencies and cost reductions.

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. These forward-looking statements include the following: (i) our intentions for growth through acquisitions as well as internal expansion; (ii) our beliefs regarding the integration of our brands and the resulting impact thereof; (iii) our statements regarding the introduction of new products and the impact on our revenues and margins; (iv) our beliefs regarding the positioning of our business for the future; (v) our beliefs that we will continue to derive benefits from new products; (vi) our belief that our cash and cash equivalent investments have no significant exposure to interest rate risk; and (vii) our belief that our sources of liquidity are adequate to fund our anticipated operating and cash requirements for the next twelve months. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•	our ability to effectively integrate our acquisitions;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing contracts and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel and commodity costs;

•	the effects on our results of operations from the impacts of foreign exchange;

•	changes in, or the failure to comply with, government regulations; and

•	other risks detailed from time-to-time in the Company’s reports filed with the SEC, including the annual report on Form 10-K, for the fiscal year ended June 30, 2010.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the three months ended September 30, 2010 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Part II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On July 2, 2010, we acquired substantially all of the assets and business of 3 Greek Gods, L.L.C. (“Greek Gods”), including The Greek Gods brand of Greek-style yogurt products. As part of the total consideration paid to Greek Gods, the Company issued 242,185 shares of its common stock to the stockholders of Greek Gods. This issuance of the Company’s common stock was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, as the issuance did not involve a public offering.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)		(b)	(c)	(d)
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans(2)
July 2010	—		—	—	900,300

August 2010	—		—	—	900,300

September 2010	1,507	(1)	$24.27	—	900,300

Total	1,507		$24.27	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.
(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Credit Agreement, dated as of July 6, 2010, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A. and Capital One, N.A., as Syndication Agents, HSBC Bank USA, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed with the SEC on July 9, 2010).

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement, dated July 7, 2010, by and among the Company and Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., and Beckton Corp (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010).

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Furnished, not filed.

(a) – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: November 9, 2010	/s/ IRWIN D. SIMON
Irwin D. Simon,
Chairman, President and Chief Executive Officer

Date: November 9, 2010	/s/ IRA J. LAMEL
Ira J. Lamel,
Executive Vice President and Chief Financial Officer