Form 10-Q
period 2010-12-31
HAIN CELESTIAL GROUP INC
filed 2011-02-09
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

As of February 4, 2011 there were 43,016,752 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	June 30, 2010
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$26,308	$17,266
Accounts receivable, less allowance for doubtful accounts of $1,423 and $1,574	130,558	114,215
Inventories	169,979	157,012
Deferred income taxes	10,927	10,738
Prepaid expenses and other current assets	15,510	14,586

Total current assets	353,282	313,817

Property, plant and equipment, net	105,253	106,985
Goodwill	551,518	516,455
Trademarks and other intangible assets, net	207,569	198,129
Investment in and advances to equity-method investees	45,340	46,041
Other assets	19,074	16,660

Total assets	$1,282,036	$1,198,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,141	$91,435
Accrued expenses and other current liabilities	83,354	37,847
Income taxes payable	9,334	9,530
Current portion of long-term debt	38	38

Total current liabilities	181,867	138,850

Long-term debt, less current portion	240,087	225,004
Deferred income taxes	40,582	38,283
Other noncurrent liabilities	12,321	30,227

Total liabilities	474,857	432,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 44,100,425 and 43,646,677 shares	441	437
Additional paid-in capital	559,996	548,782
Retained earnings	266,266	240,904
Accumulated other comprehensive income	(1,672)	(6,871)

	825,031	783,252
Less: 1,084,969 and 1,072,705 shares of treasury stock, at cost	(17,852)	(17,529)

Total stockholders’ equity	807,179	765,723

Total liabilities and stockholders’ equity	$1,282,036	$1,198,087

Note: The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	$291,878	$241,967	$549,839	$472,451
Cost of sales	206,486	172,067	394,345	340,743

Gross profit	85,392	69,900	155,494	131,708

Selling, general and administrative expenses	55,004	47,182	105,150	89,746
Acquisition related expenses and restructuring charges	676	1,157	2,089	2,936

Operating income	29,712	21,561	48,255	39,026

Interest and other expenses, net	3,527	3,515	5,984	6,557

Income before income taxes and equity in earnings of equity-method investees	26,185	18,046	42,271	32,469
Provision for income taxes	10,361	6,728	17,525	12,065
Equity in net (income) loss of equity-method investees	(443)	136	(616)	1,132

Net income	$16,267	$11,182	$25,362	$19,272

Net income per common share:
Basic	$0.38	$0.27	$0.59	$0.47

Diluted	$0.37	$0.27	$0.57	$0.47

Shares used in the calculation of net income per common share:
Basic	42,929	40,774	42,876	40,737

Diluted	44,334	41,352	44,126	41,255

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2010

(In thousands, except share and per share amounts)

							Accumulated
	Common Stock		Additional				Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2010	43,646,677	$437	$548,782	$240,904	1,072,705	$(17,529)	$(6,871)	$765,723
Issuance of common stock pursuant to stock compensation plans	211,563	2	2,217					2,219
Issuance of common stock in connection with acquisition	242,185	2	4,734					4,736
Stock based compensation income tax effects			352					352
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					12,264	(323)		(323)
Stock based compensation charge			3,911					3,911
Net income				25,362				25,362
Translation adjustments							5,423	5,423
Change in deferred gains on cash flow hedging instruments, net of tax							(508)	(508)
Change in unrealized loss on available for sale investment, net of tax							284	284

Balance at December 31, 2010	44,100,425	$441	$559,996	$266,266	1,084,969	$(17,852)	$(1,672)	$807,179

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2010	2009
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$25,362	$19,272
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,713	9,359
Deferred income taxes	(1,212)	(1,489)
Equity in net (income) loss of equity-method investees	(616)	1,132
Stock based compensation	3,911	3,279
Loss on write-down of investment	—	1,210
Tax benefit from stock based compensation	352	108
Contingent consideration expense	443	—
Interest accretion on contingent consideration	907	—
Other non-cash items, net	15	104
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(13,505)	(10,223)
Inventories	(10,810)	(5,679)
Other current assets	(1,047)	2,952
Other assets	(3,803)	(647)
Accounts payable and accrued expenses	(1,348)	(16,816)
Income taxes	288	8,252

Net cash provided by operating activities	10,650	10,814

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(16,317)	(344)
Purchases of property and equipment	(4,791)	(4,924)
Proceeds from disposals of property and equipment	1,544	27
Repayments from (advances to) equity-method investees, net	1,319	2,049

Net cash used in investing activities	(18,245)	(3,192)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	2,219	768
Borrowings (repayments) under bank revolving credit facility	15,100	(23,330)
Repayments of other long-term debt, net	(11)	—
Shares withheld for payment of employee payroll taxes	(323)	(19)

Net cash provided by (used in) financing activities	16,985	(22,581)

Effect of exchange rate changes on cash	(348)	364

Net increase (decrease) in cash and cash equivalents	9,042	(14,595)
Cash and cash equivalents at beginning of period	17,266	41,408

Cash and cash equivalents at end of period	$26,308	$26,813

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural and organic product categories, with such well-known brands as Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, WestSoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Danival®, GG UniqueFiber™, Yves Veggie Cuisine®, DeBoles®, Linda McCartney® (under license) and Daily Bread™. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene® and Earth’s Best TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart Clean™ (under license) brand.

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

In the Notes to Condensed Consolidated Financial Statements, all dollar amounts, except per share data, are in thousands unless otherwise indicated. References to 2011, 2010 or other years or fiscal 2011 or 2010 refer to our fiscal year ended June 30 of that year.

Management evaluated all events and transactions occurring after the balance sheet date through the filing of this quarterly report on Form 10-Q.

2.	BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The amounts as of and for the periods ended June 30, 2010 are derived from the Company’s audited annual financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. Please refer to the footnotes to our consolidated financial statements as of June 30, 2010 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force),” which provides updated authoritative guidance related to performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption, which for the Company is our fiscal year beginning July 1, 2011. We do not expect this standard to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. This standard is therefore effective for the Company for acquisitions made after the beginning of fiscal 2012. We do not expect the pro forma disclosure requirements under this standard to have a material impact on our consolidated financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Numerator:
Net income	$16,267	$11,182	$25,362	$19,272

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	42,929	40,774	42,876	40,737
Effect of dilutive stock options and unvested restricted stock	1,405	578	1,250	518

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	44,334	41,352	44,126	41,255

Basic net income per share	$0.38	$0.27	$0.59	$0.47

Diluted net income per share	$0.37	$0.27	$0.57	$0.47

Basic earnings per share excludes the dilutive effects of stock options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options. Anti-dilutive stock options, restricted stock and restricted stock units totaling 653,000 for the three months and 954,000 for the six months ended December 31, 2010 and 2,676,000 for the three months and 2,644,000 for the six months ended December 31, 2009 were excluded from our earnings per share calculations.

4.	COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income	$16,267	$11,182	$25,362	$19,272
Other comprehensive income (loss):
Foreign currency translation adjustments, net	409	1,081	5,423	6,766
Change in deferred gains (losses) on cash flow hedging instruments, net of tax	(164)	36	(508)	(654)
Change in unrealized loss on available-for-sale investment, net of tax	170	641	284	745

Comprehensive income	$16,682	$12,940	$30,561	$26,129

Accumulated other comprehensive income (loss) consisted of the following:

	December 31, 2010	June 30, 2010
Foreign currency translation adjustment	$(1,315)	$(6,738)
Unrealized loss on available for sale securities	(1)	(285)
Deferred gains (losses) on hedging instruments	(356)	152

Total accumulated other comprehensive loss	$(1,672)	$(6,871)

5.	ACQUISITIONS

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

Fiscal 2011

On July 2, 2010, we acquired substantially all of the assets and business of 3 Greek Gods, LLC (“Greek Gods”), including The Greek Gods brand of Greek-style yogurt products, and assumed certain liabilities for cash consideration of $16.3 million, 242,185 shares of the Company’s common stock, valued at $4.8 million, plus up to $25.8 million of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012. The Company recorded $22.9 million as the fair value of the contingent consideration at the acquisition date, which is included in other noncurrent liabilities. Greek Gods develops, produces, markets and sells The Greek Gods brand of Greek-style yogurt products into various sales channels. The acquisition of The Greek Gods brand expanded our refrigerated product offerings.

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

The Company is required to reassess the fair value of the contingent consideration on a periodic basis. During the six months ended December 31, 2010, we increased our liability for contingent consideration and recorded an additional expense of $0.4 million, based on our current projection.

Acquisition costs related to Greek Gods have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Condensed Consolidated Statement of Income. Total acquisition related costs of approximately $1.3 million were expensed in the six months ended December 31, 2010, including the aforementioned $0.4 million of contingent consideration.

Fiscal 2010

On June 15, 2010, we acquired substantially all of the assets and business of World Gourmet Marketing, L.L.C. (“World Gourmet”), including its Sensible Portions brand snack products and assumed certain liabilities for cash consideration of $50.9 million, 1,558,442 shares of the Company’s common stock, valued at $35.4 million, plus up to $30.0 million of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011, of which the Company recorded $26.6 million as the fair value at the acquisition date. We reassessed the fair value of the contingent consideration at December 31, 2010, which resulted in no change to the carrying value of the liability. During the quarter ended September 30, 2010, the Company completed its analysis of the fair values at the date of acquisition which resulted in a reallocation of $7.0 million from identified intangible assets to goodwill.

On June 15, 2010, we also acquired Churchill Food Products Limited (“Churchill”), a manufacturer and distributor of food-to-go products in the United Kingdom. The acquisition of Churchill was completed for cash consideration of £1.3 million (approximately $1.9 million based on the transaction date exchange rate) plus up to £1.8 million (approximately $2.8 million) of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012, of which the Company recorded £1.3 million (approximately $2.0 million) as the fair value at the acquisition date. We reassessed the fair value of the contingent consideration at December 31, 2010, which resulted in no change to the carrying value of the liability.

The following table provides unaudited pro forma results of operations for the three months and six months ended December 31, 2009 as if all of the above acquisitions had been completed at the beginning of that fiscal year. The following pro forma combined results of operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal 2011 that are directly related to the transactions and do not have a continuing impact on operating results.

	Three months ended		Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Pro forma net sales	$291,878	$260,498	$549,839	$509,212
Pro forma net income	$16,723	$12,283	$26,820	$20,631
Pro forma earnings per common share - diluted	$0.38	$0.28	$0.61	$0.48

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

6.	INVENTORIES

Inventories consisted of the following:

	December 31, 2010	June 30, 2010
Finished goods	$111,797	$102,472
Raw materials, work-in-progress and packaging	58,182	54,540

	$169,979	$157,012

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 30, 2010	June 30, 2010
Land	$8,993	$9,106
Buildings and improvements	38,257	37,957
Machinery and equipment	147,498	138,748
Furniture and fixtures	6,955	6,660
Leasehold improvements	1,987	3,477
Construction in progress	4,153	4,496

	207,843	200,444
Less: Accumulated depreciation and amortization	102,590	93,459

	$105,253	$106,985

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed.

Changes in the carrying amount of goodwill for the six months ended December 31, 2010 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance as of June 30, 2010:	$558,484	$(42,029)	$516,455
Additions	23,686	—	23,686
Changes in goodwill on fiscal 2010 acquisitions	7,000	—	7,000
Translation adjustments, net	4,377	—	4,377

Balance as of December 31, 2010:	$593,547	$(42,029)	$551,518

The addition to goodwill in the six months ended December 31, 2010 of $23.7 million related to the acquisition of the assets and business of 3 Greek Gods LLC During the six months ended December 31, 2010, we also reallocated $7.0 million preliminarily allocated to other intangibles related to the acquisition of the assets and business of World Gourmet Marketing L.L.C. to goodwill, based on our completed analysis of the fair values at acquisition date.

At December 31, 2010, included in trademarks and other intangible assets are approximately $30.2 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	December 31, 2010		June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$47,797	$17,616	$47,385	$14,516
Non-amortized intangible assets:
Trademarks	$184,067	$6,679	$171,839	$6,579

Amortization of intangible assets with finite lives amounted to $3.0 million in the six months ended December 31, 2010. The expected aggregate amortization expense in each of the next five fiscal years is $6.0 million in 2011, $5.4 million in 2012, $4.6 million in 2013, $3.8 million in 2014 and $3.5 million in 2015.

9.	SENIOR NOTES AND CREDIT FACILITY

We have outstanding $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2010, there were $90.0 million of borrowings outstanding under the Credit Agreement. We are required by the terms of the Credit Agreement and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

10.	INCOME TAXES

The Company’s effective income tax rate for the six months ended December 31, 2010 and December 31, 2009 was 41.5% and 37.2%, respectively. The effective tax rate for the first six months of fiscal 2011 was higher than the rate in the comparable period of the prior year primarily as a result of losses incurred in the United Kingdom for which no tax benefits are currently being recorded. Until an appropriate level of profitability is attained, we expect to continue to record and maintain a valuation allowance on our net deferred tax assets related to future United Kingdom tax benefits. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The fiscal 2011 and 2010 effective income tax rates differed from the U.S. federal statutory rate primarily due to the United Kingdom losses, as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. There were no material changes in unrecognized tax benefits during the first six months of fiscal 2011.

11.	STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

We have various stock based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees, consultants and non-employee directors.

During the six months ended December 31, 2010, 270,824 shares of restricted stock and restricted stock units were granted with an estimated grant date value of $7.1 million. Included in this grant were 183,449 restricted shares and restricted stock units granted under the Company’s 2011-2012 Long-term Incentive Plan, 122,841 of which are subject to the achievement of minimum performance goals established under that plan (see “Long-Term Incentive Plan,” below). There were no stock options granted during the six month period.

The Company recorded stock based compensation expense of $2.2 million for the three months ended December 31, 2010 and $1.7 million for the three months ended December 31, 2009 and $3.9 million for the six months ended December 31, 2010 and $3.3 million for the six months ended December 31, 2009 in selling, general, and administrative expenses in its Condensed Consolidated Statements of Income. At December 31, 2010, there was $12.3 million of unrecognized stock based compensation expense, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 1.8 years.

Stock Options

A summary of our stock option plans’ activity for the six months ended December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2010	5,153,233	$20.42
Exercised	(139,794)	15.88
Canceled and expired	(752,650)	33.50

Options outstanding December 31, 2010	4,260,789	$17.94	3.70	$40,790

Options exercisable at December 31, 2010	3,222,967	$17.97	3.28	$30,268

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the six month period ended December 31, 2010 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2010. This value will change based on the fair market value of the Company’s common stock. During the first six months of fiscal year 2011, the cash received from stock option exercises was $2.2 million. The intrinsic value of the stock options exercised was $1.4 million and the tax benefit expected to be realized from the tax deductions for stock options exercised was $0.5 million for the six months ended December 31, 2010.

Restricted Stock

Non-vested restricted stock awards at December 31, 2010 and activities during the six months then ended were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2010	410,553	$19.93
Granted	270,824	26.05
Vested	(71,769)	18.04
Forfeited	(7,215)	19.74

Non-vested restricted stock and units – December 31, 2010	602,393	$22.84

At December 31, 2010, $8.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.8 years.

There were 8,439,348 shares of Common Stock reserved for future issuance in connection with stock based awards as of December 31, 2010.

Long-Term Incentive Plan

The Company adopted, beginning in fiscal 2010, a long-term incentive program, (the “LTI Plan”). The LTI Plan currently consists of two-year performance-based long-term incentive plans (currently, the “2010-2011 LTIP” and the “2011-2012 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over each two year period. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.

The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or shares of the Company at the discretion of the Compensation Committee.

Upon the adoption of each two year plan, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (either restricted stock or stock options), for a portion of the individual target awards. These grants are subject to time vesting requirements, and a portion of the 2011-2012 LTIP related grant are also subject to the achievement of the minimum performance goals. These initial grants are being expensed over the vesting period on a straight-line basis. The payment of the actual awards earned, if any, will be reduced by the value of this initial grant. The Company has determined that the achievement of certain of the performance goals was probable and, accordingly, recorded approximately $3.0 million and $3.7 million of expense in addition to the stock based compensation expense for the three months and six months ended December 31, 2010, related to these awards. There was no additional expense recorded in the prior year. It is the Company’s expectation that such awards will be settled in cash, and therefore the impact of these awards have been excluded from the diluted EPS calculation.

12.	RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In connection with our acquisition of Churchill Food Products Ltd, in June 2010 (see Note 5) we recorded employee termination and exit costs of approximately $0.6 million. In the six months ended December 31, 2010, we recorded an additional $0.3 million of employee termination costs, included in “Acquisition related expenses and restructuring charges” on the Condensed Consolidated Statement of Income.

During fiscal 2010 we initiated a plan to consolidate the production of our fresh food-to-go products in the United Kingdom into our Luton facility. We recorded costs of $2.9 million for the six months ended December 31, 2009 related to this plan, including $2.6 million for severance and benefits and $0.3 million of other exit costs.

The following table summarizes the changes in the liability for these reorganization and restructuring activities as of December 31, 2010:

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at July 1, 2010	$574	$641	$1,215
Charged to expense in fiscal 2011	282	—	282
Amounts utilized	(763)	(253)	(1,016)

Accrued at December 31, 2010	$93	$388	$481

13.	EQUITY INVESTMENTS

At December 31, 2010, the Company owned a 48.7% equity interest in the Hain Pure Protein joint venture. This investment is accounted for under the equity method of accounting (see Note 1). The carrying value of our investment in HPP of $26.0 million and advances to HPP of $17.5 million are included in “Investment in and advances to equity-method investee.” The Company provided advances to HPP to finance its operations prior to its deconsolidation at the end of fiscal 2009. As a result of the deconsolidation and HPP simultaneously entering into a separate credit agreement, the Company and HPP entered into a subordination agreement covering the outstanding advances. The subordination agreement allows for prepayments of the advances based on HPP meeting certain conditions under its separate credit facility. HPP repaid $3.0 million of the advances in the quarter ended December 31, 2010. The balance of the advances are due no later than December 31, 2012.

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in Hong Kong, China and other markets. The Company’s investment in its 50% share of the joint venture totaled approximately $0.1 million. In addition, the Company and Chi-Med each advanced $1.8 million to the joint venture for working capital needs during the quarter ended December 31, 2010. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The investment is being accounted for under the equity method of accounting. For the six months ended December 31, 2010, the joint venture’s results of operations were not significant.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $6.7 million at December 31, 2010 and $6.2 million at June 30, 2010. The fair value of this investment is included in “Other assets” in the Company’s condensed consolidated balance sheets. During the second quarter of fiscal 2010, the Company determined that an other-than-temporary decline in the fair value of YHS occurred based upon various factors including the near-term prospects of YHS, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which YHS operates and, accordingly recorded a loss of $1.2 million on the write-down of this investment.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale securities	$6,697	$6,697	—	—

	$6,697	$6,697	—	—

Liabilities:
Forward foreign currency contracts	$502	—	$502	—
Contingent consideration	53,027	—	—	$53,027

Total	$53,529	—	$502	$53,027

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$10,586	—	$10,586	—
Available for sale securities	6,232	$6,232	—	—
Forward foreign currency contracts	256	—	256	—

	$17,074	$6,232	$10,842	—

Liabilities:
Forward foreign currency contracts	$57	—	$57	—
Contingent consideration	28,580	—	—	$28,580

Total	$28,637	—	$57	$28,580

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

In connection with the Greek Gods, World Gourmet and Churchill Food Products acquisitions, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We have estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the first six months of fiscal 2011, the Company reassessed the fair value of the contingent consideration for each of these acquisitions, resulting in additional expense of $0.4 million related to the Greek Gods acquisition (See Note 5).

The following table summarizes the Level 3 activity:

Six months ended December 31, 2010
Balance as of June 30, 2010	$28,580
Accretion of interest expense on contingent consideration	907
Fair value of initial contingent consideration – Greek Gods acquisition	22,900
Contingent consideration adjustment expense	443
Translation adjustment	197

Balance as of December 31, 2010	$53,027

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2010.

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

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at December 31, 2010 were $14.0 million and $0.5 million of liabilities. The fair value of these derivatives is included in “Accrued expenses and other current liabilities” on the Company’s Condensed Consolidated Balance Sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months. There were $13.5 million of notional amount and $0.2 million of fair value assets of foreign exchange derivative contracts outstanding at June 30, 2010.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the six months ended December 31, 2010, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the six months ended December 31, 2010.

The impact on other comprehensive income from foreign exchange contracts that qualified as cash flow hedges was as follows:

Six months ended December 31, 2010
Net carrying amount at July 1, 2010	$152
Cash flow hedges deferred in OCI	(701)
Changes in deferred taxes	193

Net carrying amount at December 31, 2010	$(356)

15.	LEGAL PROCEEDINGS

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales:
United States	$238,204	$191,772	$449,071	$371,919
Canada	18,051	15,768	34,268	30,970
Europe	35,623	34,427	66,500	69,562

	$291,878	$241,967	$549,839	$472,451

Earnings before income taxes and equity in earnings of equity-method investees:
United States	$26,293	$22,173	$44,850	$39,437
Canada	2,404	916	3,252	1,861
Europe	(2,512)	(5,043)	(5,831)	(8,829)

	$26,185	$18,046	$42,271	$32,469

	December 31, 2010	June 30, 2010
Long-lived assets:
United States	$842,425	$798,116
Canada	61,891	60,748
Europe	24,438	25,406

	$928,754	$884,270

17.	SUBSEQUENT EVENTS

Acquisitions

On January 28, 2011, we acquired GG UniqueFiber AS, a manufacturer of all natural high fiber crackers based in Norway, for approximately $3.3 million in cash plus additional contingent consideration. GG UniqueFiber’s products are distributed through independent distributors in the United States and Europe. The acquisition broadens our offerings of whole grain and high fiber products, for which we can provide expanded distribution.

On February 4, 2011, we acquired Danival SAS, a manufacturer of certified organic food products based in France for approximately $26 million in cash, which was funded with borrowings under our Credit Agreement. Danival’s product line includes over 200 branded organic sweet and salted grocery, fruits, vegetables and delicatessen products currently distributed in Europe. The Danival acquisition complements the organic food line of our Lima brand in Europe and provides additional opportunities to us through expanded distribution of Danival’s products in Europe, the United States and Asia.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the December 31, 2010 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2010. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

We manufacture, market, distribute and sell natural and organic products under brand names, which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthy Way of Life™. We are a leader in many natural and organic products categories, with an extensive portfolio of well known brands. We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products, including food, beverage, personal care and household products. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We market our products through a network of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. We manufacture internationally and our products are sold in more than 50 countries.

We have acquired numerous brands since our formation and we intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic products companies and product lines an integral part of our business strategy. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on our brand equity and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. Our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthy Way of Life™ for the benefit of consumers, our customers, shareholders and employees.

Our sales and profits have increased during a period of challenging macroeconomic conditions. We continue to monitor the economic environment and anticipate that high unemployment and uncertainty may continue to affect consumer confidence, behavior and spending. In addition, we expect that higher input costs will affect future periods. We strive to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers. We continue to invest behind our brands to deliver value to consumers. Our recent acquisitions of The Greek Gods yogurt and Sensible Portions snacks brands have achieved increased sales over their pre-acquisition results. Published independent syndicated consumption data (consumption data measures sales scanned through cash registers at retail) and similar information provided directly by retailers indicate that our consumption trends at certain retailers continued to improve. We monitor consumption trends as part of the total mix of information used to evaluate expectations of future sales.

Our corporate website is www.hain-celestial.com. The information contained on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three months ended December 31, 2010

Net sales for the three months ended December 31, 2010 were $291.9 million compared to $242.0 million for the three months ended December 31, 2009, an increase of $49.9 million, or 20.6%. Sales in North America increased $48.7 million, or 23.5%, from the year ago quarter. The increase in sales resulted from growth from many of our existing brands, including our Celestial Seasonings teas and our Alba, Avalon and Jason personal care products, as improved consumption trends continued, as well as the acquisitions of The Greek Gods brand yogurt and Sensible Portions snacks. Sales in Europe increased $1.2 million, or 3.5%, despite an unfavorable impact from changes in foreign exchange rates of $2.2 million. Sales by our continent-based European operations increased by approximately 7.4% in local currency for the three months ended December 31, 2010 compared to the prior year period. Sales in local currency in the United Kingdom increased approximately 13.3% as a result of increased sales of our Linda McCartney meat-free frozen foods and our frozen desserts. Sales of food-to-go products in the United Kingdom decreased, with sales from the Churchill Food Products Limited (“Churchill”) acquisition offsetting some of the loss of sales made in the prior year’s period to Marks and Spencer.

Gross profit for the three months ended December 31, 2010 was $85.4 million, an increase of $15.5 million from gross profit of $69.9 million reported in last year’s second quarter. Gross profit as a percentage of net sales was 29.3% for the three months ended December 31, 2010 compared to 28.9% of net sales for the December 31, 2009 quarter. The increase in gross profit percentage resulted from the mix of product sales, including the sales from the Greek Gods and Sensible Portions acquisitions, which have relatively higher gross profit margins, and together with cost savings more than offset input cost increases and increased promotional spending.

Selling, general and administrative expenses were $55.0 million for the three months ended December 31, 2010, an increase of $7.8 million, or 16.6%, compared to $47.2 million in the December 31, 2009 quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangibles and a higher level of selling expenses employed by the acquired brands where product demonstrations and store level sampling are integral parts of the consumer experience. Selling, general and administrative expenses as a percentage of net sales decreased to 18.8% in the second quarter of fiscal 2011 compared to 19.5% in the second quarter of last year.

In the second quarter of fiscal 2011 we incurred acquisition related and restructuring expenses aggregating $0.7 million related to the acquisition of The Greek Gods yogurt brand in July 2010 and other acquisition and integration activities. In the second quarter of fiscal 2010, we incurred approximately $1.2 million of restructuring expenses related to the consolidation of our Daily Bread production activities into our Luton, United Kingdom facility.

Operating income was $29.7 million for the three months ended December 31, 2010 compared to $21.6 million in the December 31, 2009 quarter. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.2% in the December 31, 2010 quarter compared with 8.9% in the December 31, 2009 quarter.

Interest and other expenses, net were $3.5 million for the three months ended December 31, 2010 and December 31, 2009. Interest expense totaled $3.3 million in this year’s second quarter, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and interest accretion on contingent consideration. Interest expense in last year’s second quarter was approximately $2.5 million. The increase in interest expense resulted from higher borrowings under our revolving credit facility used to fund our recent acquisitions, and the interest accretion on contingent consideration of $0.5 million. Also included in other expenses for the three months ended December 31, 2009 is a $1.2 million non-cash impairment charge for an other-than-temporary decline in the fair value of our investment in the shares of Yeo Hiap Seng Limited, a Singapore-based natural food and beverage company listed on the Singapore stock exchange.

Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended December 31, 2010 amounted to $26.2 million compared to $18.0 million in the comparable period of the prior year.

Our effective income tax rate was 39.6% of pre-tax income for the three months ended December 31, 2010 compared to 37.3% for the three months ended December 31, 2009. The effective tax rate for the second quarter of fiscal 2011 was higher than the comparable period of the prior year as a result of the losses incurred in the United Kingdom for which no tax benefit is currently being recorded and changes in geographic income distribution. The effective rate differs from the U.S. statutory rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Our equity in the net income from our investments in HPP and HHO for the three months ended December 31, 2010 was $0.4 million compared to a loss of $0.1 million in the December 31, 2009 quarter.

Net income for the three months ended December 31, 2010 was $16.3 million compared to $11.2 million in the December 31, 2009 quarter. The increase of $5.1 million in earnings was attributable to the factors noted above.

Six months ended December 31, 2010

Net sales for the six months ended December 31, 2010 were $549.8 million compared to $472.5 million for the six months ended December 31, 2009, an increase of $77.4 million, or 16.4%. Sales in North America increased $80.4 million, or 20.0%, from the year ago quarter. The increase in sales resulted from growth from many of our existing brands, including Celestial Seasonings teas and our Alba, Avalon and Jason personal care products, as improved consumption trends continued, as well as the acquisitions of The Greek Gods brand yogurt and Sensible Portions snacks. Sales in Europe decreased $3.1 million, or 4.4%, which included unfavorable changes in foreign exchange rates of approximately $4.9 million. Sales by our continent-based European operations increased by approximately 6.8% in local currency for the six months ended December 31, 2010 compared to the prior year period. Sales in the United Kingdom decreased by approximately 2.2% in local currency as increased sales of our Linda McCartney meat-free frozen foods and our frozen desserts were offset by decreased sales in our food-to-go operations as a result of the loss of sales from the phasing out of the supply of fresh sandwiches to Marks and Spencer, which accounted for $7.8 million of sales in last year’s first six months.

Gross profit for the six months ended December 31, 2010 was $155.5 million, an increase of $23.8 million from gross profit of $131.7 million reported in last year’s first six months. Gross profit as a percentage of net sales was 28.3% for the six months ended December 31, 2010 compared to 27.9% of net sales for the December 31, 2009 comparable period. The increase in gross profit percentage resulted from the mix of product sales, including the sales from The Greek Gods and Sensible Portions acquisitions, which have relatively higher gross profit margins, and together with cost savings more than offset input cost increases. The improvement in gross profit was also impacted by the integration of the Churchill production into our Luton United Kingdom food-to-go factory and the continuing challenges we face in rebuilding our sales volume.

Selling, general and administrative expenses were $105.2 million for the six months ended December 31, 2010, an increase of $15.4 million, or 17.2%, compared to $89.7 million in the six months ended December 31, 2009. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangibles and a higher level of selling expenses employed by the acquired brands where product demonstrations and store level sampling are integral parts of the consumer experience. Selling, general and administrative expenses as a percentage of net sales increased to 19.1% in the first six months of fiscal 2011 compared to 19.0% in the first six months of last year.

In the six months ended December 31, 2010 we incurred acquisition related expenses aggregating $2.1 million related to the acquisition of The Greek Gods yogurt brand in July 2010 and integration activities related to Churchill, which was acquired in last fiscal year’s fourth quarter. In the first six months of fiscal 2010, we incurred approximately $2.9 million of restructuring expenses related to the consolidation of our Daily Bread production activities into the Luton factory.

Operating income was $48.3 million for the six months ended December 31, 2010 compared to $39.0 million in the prior year. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 8.8% in the December 31, 2010 period compared with 8.3% in the six months ended December 31, 2009.

Interest and other expenses, net were $6.0 million for the six months ended December 31, 2010 compared to $6.6 million for the six months ended December 31, 2009. Interest expense totaled $6.7 million in this year’s first six months, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and interest accretion on contingent consideration. Interest expense in last year’s first six months was approximately $5.2 million. The increase in interest expense resulted from higher borrowings under our revolving credit facility used to fund our recent acquisitions, and the interest accretion on contingent consideration of $0.9 million. Other expenses also includes approximately $1.3 million of exchange gains for the six months ended December 31, 2010 compared to $0.3 million of exchange losses in the prior year period. Also included in other expenses for the six months ended December 31, 2009 is a $1.2 million non-cash impairment charge for an other-than-temporary decline in the fair value of our investment in the shares of Yeo Hiap Seng Limited, a Singapore-based natural food and beverage company listed on the Singapore stock exchange.

Income before income taxes and equity in the after tax earnings of our equity-method investees for the six months ended December 31, 2010 amounted to $42.3 million compared to $32.5 million in the comparable period of the prior year.

Our effective income tax rate was 41.5% of pre-tax income for the six months ended December 31, 2010 compared to 37.2% for the six months ended December 31, 2009. The effective tax rate for the first six months of fiscal 2011 was higher than the comparable period of the prior year as a result of losses incurred in the United Kingdom for which no tax benefit is currently being recorded. The effective rate differs from the U.S. federal statutory rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions along with the mix of pre-tax income by jurisdiction and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Our equity in the net income from our investments in HPP and HHO for the six months ended December 31, 2010 was $0.6 million compared to a loss of $1.1 million for the six months ended December 31, 2009.

Net income for the six months ended December 31, 2010 was $25.4 million compared to $19.3 million for the six months ended December 31, 2000. The increase of $6.1 million in earnings was attributable to the factors noted above.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance was $26.3 million at December 31, 2010, an increase of $9.0 million from the end of fiscal 2010. Net cash provided by operating activities was $10.7 million for the six months ended December 31, 2010 compared to $10.8 million for the six months ended December 31, 2009. We had an increase in net income and non-cash items of approximately $7.9 million which was offset by an increase in the use of cash for changes in operating assets and liabilities of approximately $8.1 million as compared to the prior year period. The increase in cash used by changes in operating assets and liabilities resulted from increases in our inventories and accounts receivable, which is attributable primarily to our recent acquisitions.

In the six months ended December 31, 2010, we used $18.2 million of cash in investing activities. We used $16.3 million of cash in connection with our acquisition of the assets and business of 3 Greek Gods LLC and $4.8 million for capital expenditures. This was partially offset by proceeds from the sale of property, plant and equipment of $1.5 million. We also received a $3.1 million repayment of advances made to HPP and loaned $1.8 million of cash to Hutchison Hain Organic Holding Limited, our Hong Kong joint venture. We used $3.2 million of cash in investing activities in the six months ended December 31, 2009, which consisted primarily of $4.9 million for capital expenditures, partially offset by a $2.0 million repayment of advances received from HPP.

Net cash of $17.0 million was provided by financing activities for the six months ended December 31, 2010 compared to $22.6 million used in financing activities for the six months ended December 31, 2009. The change was due principally to $15.1 million of borrowings drawn under our Credit Agreement for the six months ended December 31, 2010, which was used to fund our acquisition of the assets of 3 Greek Gods, compared to $23.3 million of repayments made during the six months ended December 31, 2009. We also had an increase in the proceeds from exercises of stock options to $2.2 million in the six months ended December 31, 2010 from $0.8 million in the six months ended December 31, 2009.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2010, all of our investments mature in less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

12 months ended December 31,	2010	2009
Cash flow provided by operating activities	$70,866	$49,378
Purchases of property, plant and equipment	(11,295)	(11,680)

Operating free cash flow	$59,571	$37,698

Our operating free cash flow was $59.6 million for the twelve months ended December 31, 2010, an increase of $21.9 million from the twelve months ended December 31, 2009. The improvement in our operating free cash flow resulted from the increase in our cash flow from operations. Our capital spending in the trailing twelve months was slightly lower than historical levels as a result of the recent economic uncertainties. We expect that our capital spending for the full current fiscal year will be approximately $15 million.

We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2010, there were $90.0 million of borrowings outstanding under the Credit Agreement. We are required by the terms of the Credit Agreement and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

We believe that our cash on hand of $26.3 million at December 31, 2010, projected cash flows from operations and availability under our credit agreement are sufficient to fund our currently anticipated liquidity requirements for our ongoing operations, internal growth initiatives and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities. We expect our continuing capital needs to include funding our working capital requirements and capital investments and funding potential acquisitions.

Off Balance Sheet Arrangements

At December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Inflation

Inflation may cause increased ingredient, fuel, labor and benefits costs. For more information regarding ingredient costs, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Ingredient Inputs Price Risk, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. To the extent permitted by competition, we seek to recover increased costs through a combination of price increases, new product innovation and by implementing process efficiencies and cost reductions.

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

•	our ability to effectively integrate our acquisitions;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing contracts and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in our input costs, including ingredient, fuel and employee costs;

•	the effects on our results of operations from the impacts of foreign exchange;

•	changes in, or the failure to comply with, government regulations; and

•	other risks detailed from time-to-time in the Company’s reports filed with the SEC, including the annual report on Form 10-K for the fiscal year ended June 30, 2010.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the six months ended December 31, 2010 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Part II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)		(b)	(c)	(d)
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans(2)
October 2010	366	(1)	$24.10	—	900,300

November 2010	10,391	(1)	$26.64	—	900,300

December 2010	—	(1)	—	—	900,300

Total	10,757		$26.55	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2010).

10.1	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2010).

10.2(a)

Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan).

10.3(a)	Form of Restricted Stock Agreement with the Company’s non-CEO executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan).

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(a) - Filed herewith

* - Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: February 9, 2011	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief
Executive Officer

Date: February 9, 2011	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and
Chief Financial Officer