Form 10-Q
period 2011-03-31
HAIN CELESTIAL GROUP INC
filed 2011-05-10
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011 there were 43,456,601 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011	June 30, 2010
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$25,571	$17,266
Accounts receivable, less allowance for doubtful accounts of $1,525 and $1,574	141,981	114,215
Inventories	166,959	157,012
Deferred income taxes	11,018	10,738
Prepaid expenses and other current assets	16,408	14,586

Total current assets	361,937	313,817

Property, plant and equipment, net	110,131	106,985
Goodwill	569,181	516,455
Trademarks and other intangible assets, net	220,572	198,129
Investment in and advances to equity-method investees	44,869	46,041
Other assets	18,896	16,660

Total assets	$1,325,586	$1,198,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,375	$91,435
Accrued expenses and other current liabilities	89,011	37,847
Income taxes payable	12,380	9,530
Current portion of long-term debt	512	38

Total current liabilities	191,278	138,850

Long-term debt, less current portion	236,761	225,004
Deferred income taxes	42,755	38,283
Other noncurrent liabilities	15,546	30,227

Total liabilities	486,340	432,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 44,485,260 and 43,646,677 shares	445	437
Additional paid-in capital	571,327	548,782
Retained earnings	283,038	240,904
Accumulated other comprehensive income	2,764	(6,871)

	857,574	783,252
Less: 1,101,676 and 1,072,705 shares of treasury stock, at cost	(18,328)	(17,529)

Total stockholders’ equity	839,246	765,723

Total liabilities and stockholders’ equity	$1,325,586	$1,198,087

Note: The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales	$288,386	$222,098	$838,225	$694,549
Cost of sales	205,822	160,596	600,167	501,339

Gross profit	82,564	61,502	238,058	193,210

Selling, general and administrative expenses	53,664	42,161	158,814	131,907
Acquisition related expenses and restructuring charges	(1,920)	—	169	2,936

Operating income	30,820	19,341	79,075	58,367

Interest and other expenses, net	2,851	2,024	8,835	8,581

Income before income taxes and equity in earnings of equity-method investees	27,969	17,317	70,240	49,786
Provision for income taxes	11,076	14,008	28,601	26,073
Equity in net (income) loss of equity-method investees	121	653	(495)	1,785

Net income	$16,772	$2,656	$42,134	$21,928

Net income per common share:
Basic	$0.39	$0.07	$0.98	$0.54

Diluted	$0.38	$0.06	$0.95	$0.53

Shares used in the calculation of net income per common share:
Basic	43,202	40,838	42,985	40,771

Diluted	44,711	41,383	44,321	41,298

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2011

(In thousands, except share and per share amounts)

							Accumulated
	Common Stock		Additional				Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2010	43,646,677	$437	$548,782	$240,904	1,072,705	$(17,529)	$(6,871)	$765,723
Issuance of common stock pursuant to stock compensation plans	596,398	6	8,218					8,224
Issuance of common stock in connection with acquisition	242,185	2	4,734					4,736
Stock based compensation income tax effects			2,305					2,305
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					28,971	(799)		(799)
Stock based compensation charge			7,288					7,288
Net income				42,134				42,134
Translation adjustments							10,161	10,161
Change in deferred gains on cash flow hedging instruments, net of tax							(750)	(750)
Change in unrealized loss on available for sale investment, net of tax							224	224

Balance at March 31, 2011	44,485,260	$445	$571,327	$283,038	1,101,676	$(18,328)	$2,764	$839,246

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2011	2010
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$42,134	$21,928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,661	14,062
Deferred income taxes	(2,385)	4,971
Equity in net (income) loss of equity-method investees	(495)	1,785
Stock based compensation	7,288	5,212
Loss on write-down of investment	—	1,210
Tax benefit from stock based compensation	2,305	559
Contingent consideration expense reduction	(3,687)	—
Interest accretion on contingent consideration	1,378	—
Other non-cash items, net	103	345
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(21,003)	(3,404)
Inventories	(1,921)	5,068
Other current assets	(1,252)	2,126
Other assets	(4,787)	(1,448)
Accounts payable and accrued expenses	1,527	(24,441)
Income taxes	3,565	10,618

Net cash provided by operating activities	40,431	38,591

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(45,317)	(344)
Purchases of property and equipment	(7,842)	(7,354)
Proceeds from disposals of property and equipment	1,544	43
Repayments from (advances to) equity-method investees, net	1,672	1,807

Net cash used in investing activities	(49,943)	(5,848)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	8,224	1,089
Borrowings (repayments) under bank revolving credit facility	11,100	(33,330)
Repayments of other long-term debt	(16)	(78)
Shares withheld for payment of employee payroll taxes	(799)	(405)

Net cash provided by (used in) financing activities	18,509	(32,724)

Effect of exchange rate changes on cash	(692)	(452)

Net increase (decrease) in cash and cash equivalents	8,305	(433)
Cash and cash equivalents at beginning of period	17,266	41,408

Cash and cash equivalents at end of period	$25,571	$40,975

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

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

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The amounts as of and for the periods ended June 30, 2010 are derived from the Company’s audited annual financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. Please refer to the footnotes to our consolidated financial statements as of June 30, 2010 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

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

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. This standard is therefore effective for the Company for acquisitions made on or after July 1, 2011. We do not expect the pro forma disclosure requirements under this standard to have a material impact on our consolidated financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Numerator:
Net income	$16,772	$2,656	$42,134	$21,928

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	43,202	40,838	42,985	40,771
Effect of dilutive stock options and unvested restricted stock	1,509	545	1,336	527

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	44,711	41,383	44,321	41,298

Basic net income per share	$0.39	$0.07	$0.98	$0.54

Diluted net income per share	$0.38	$0.06	$0.95	$0.53

Basic earnings per share excludes the dilutive effects of stock options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options. Anti-dilutive stock options, restricted stock and restricted stock units totaling 591,000 for the three months and 833,000 for the nine months ended March 31, 2011 and 2,599,000 for the three months and 2,629,000 for the nine months ended March 31, 2010 were excluded from our earnings per share calculations.

4.	COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$16,772	$2,656	$42,134	$21,928
Other comprehensive income (loss):
Foreign currency translation adjustments, net	4,738	(1,861)	10,161	4,905
Change in deferred gains (losses) on cash flow hedging instruments, net of tax	(242)	(3)	(750)	(657)
Change in unrealized loss on available-for-sale investment, net of tax	(60)	(478)	224	267

Comprehensive income	$21,208	$314	$51,769	$26,443

Accumulated other comprehensive income (loss) consisted of the following:

	March 31, 2011	June 30, 2010
Foreign currency translation adjustment	$3,423	$(6,738)
Unrealized loss on available for sale securities	(61)	(285)
Deferred gains (losses) on hedging instruments	(598)	152

Total accumulated other comprehensive loss	$2,764	$(6,871)

5.	ACQUISITIONS

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

Fiscal 2011

On February 4, 2011, we acquired Danival SAS, a manufacturer of certified organic food products based in France, for cash consideration of €19.0 million ($26.0 million, based on the transaction date exchange rate). Danival’s product line includes over 200 branded organic sweet and salted grocery, fruit, vegetable and delicatessen products currently distributed in Europe. The Danival acquisition complements the organic food line of our Lima brand in Europe and is expected to provide additional opportunities to us through expanded distribution of Danival’s products in Europe, the United States and Asia. Identifiable intangible assets acquired consisted of customer relationships and the trade name. The purchase price allocation (summarized below) includes the identified intangible assets which are recorded at their estimated fair values based on preliminary valuations, which may change based on the final valuation. Any change in the estimated fair value of the net assets will change the amount of the purchase price allocable to goodwill. The trade name intangible relates to the “Danival” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. The goodwill recorded of $10.7 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. The goodwill is not deductible for tax purposes. The amounts of revenue and earnings from the Danival acquisition included in our results since February 4, 2011 were not significant.

On January 28, 2011, we acquired GG UniqueFiber AS, a manufacturer of all natural high fiber crackers based in Norway. GG UniqueFiber’s products are distributed through independent distributors in the United States, the United Kingdom and continental Europe. The acquisition broadens our offerings of whole grain and high fiber products, for which we believe we can provide expanded distribution. The acquisition of GG UniqueFiber was completed for cash consideration of Norwegian kroner (“NOK”) 25.0 million ($4.3 million based on the transaction date exchange rate) plus up to NOK 25.0 million ($4.3 million) of additional contingent consideration based upon the achievement of specified operating results, of which the Company recorded NOK 19.4 million ($3.4 million) as the fair value at the acquisition date. Identifiable intangible assets acquired consisted of customer relationships and the trade name. The purchase price allocation (summarized below) was based upon a provisional valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets will change the amount of the purchase price allocable to goodwill. The goodwill recorded of $4.8 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. The goodwill is not deductible for tax purposes. The amounts of revenue and earnings from the GG UniqueFiber acquisition included in our results since January 28, 2011 were not significant.

On July 2, 2010, we acquired substantially all of the assets and business, including The Greek Gods brand of Greek-style yogurt products, and assumed certain liabilities of 3 Greek Gods, LLC (“Greek Gods”). Greek Gods develops, produces, markets and sells The Greek Gods brand of Greek-style yogurt products into various sales channels. The acquisition of The Greek Gods brand expanded our refrigerated product offerings. The acquisition was completed for initial cash consideration of $16.3 million, and 242,185 shares of the Company’s common stock, valued at $4.8 million, plus up to $25.8 million of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012. The Company recorded $22.9 million as the fair value of the contingent consideration at the acquisition date. The Company is required to reassess the fair value of the contingent consideration on a periodic basis. During the nine months ended March 31, 2011, we increased our liability for the contingent consideration and recorded an additional expense of $0.4 million. The increase in the liability resulted from the actual attainment of the first year’s target results, which will result in a payment of $15.4 million during the fourth quarter of fiscal 2011, and our current projection of the second year’s financial results. Identifiable intangible assets acquired consisted of customer relationships and the trade name. The trade name intangible relates to “The Greek Gods” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. The goodwill recorded of $23.7 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including entry into the yogurt category and use of our existing infrastructure to expand sales of the acquired business products. The goodwill is expected to be deductible for tax purposes.

The following table summarizes the components of the purchase price allocations for the fiscal 2011 acquisitions:

	Greek Gods	GG UniqueFiber	Danival	Total
Purchase price:
Cash paid	$16,277	$4,333	$26,038	$46,648
Equity issued	4,785	—	—	4,785
Fair value of contingent consideration	22,900	3,363	—	26,263

	$43,962	$7,696	$26,038	$77,696

Allocation:
Current assets	$2,172	$481	$8,638	$11,291
Property, plant and equipment	—	673	3,078	3,751
Identifiable intangible assets	18,800	2,563	10,946	32,309
Assumed liabilities	(696)	(526)	(5,239)	(6,461)
Deferred tax liabilities	—	(291)	(2,095)	(2,386)

Total identifiable net assets	20,276	2,900	15,328	38,504
Goodwill	23,686	4,796	10,710	39,192

	$43,962	$7,696	$26,038	$77,696

Acquisition costs related to the 2011 acquisitions have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Consolidated Statement of Operations. Total acquisition-related costs of approximately $3.0 million, offset by a net reversal of $3.7 million of contingent consideration, were expensed in the nine months ended March 31, 2011.

Fiscal 2010

On June 15, 2010, we acquired substantially all of the assets and business of World Gourmet Marketing, L.L.C. (“World Gourmet”), including its Sensible Portions brand snack products and assumed certain liabilities for cash consideration of $50.9 million, 1,558,442 shares of the Company’s common stock, valued at $35.4 million, plus up to $30.0 million of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011, of which the Company recorded $26.6 million as the fair value at the acquisition date. We reassessed the fair value of the contingent consideration at March 31, 2011, which resulted in a decrease to the carrying value of the liability of $4.1 million. The reduction resulted from the current estimate of earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined in the purchase agreement, being lower than originally projected. During the quarter ended September 30, 2010, the Company completed its analysis of the fair values at the date of acquisition which resulted in a reallocation of $7.0 million from identified intangible assets to goodwill.

On June 15, 2010, we also acquired Churchill Food Products Limited (“Churchill”), a manufacturer and distributor of food-to-go products in the United Kingdom. The acquisition of Churchill was completed for cash consideration of £1.3 million (approximately $1.9 million based on the transaction date exchange rate) plus up to £1.8 million (approximately $2.8 million) of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012, of which the Company recorded £1.3 million (approximately $2.0 million) as the fair value at the acquisition date. We reassessed the fair value of the contingent consideration at March 31, 2011, which resulted in no change to the carrying value of the liability.

The following table provides unaudited pro forma results of operations for the three months and nine months ended March 31, 2011 and 2010 as if all of the above acquisitions had been completed at the beginning of fiscal year 2009. The following pro forma combined results of operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal 2011 that are directly related to the transactions and do not have a continuing impact on operating results.

	Three months ended		Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Pro forma net sales	$289,927	$249,645	$849,373	$769,029
Pro forma net income	$15,468	$4,712	$42,492	$25,199
Pro forma earnings per common share - diluted	$0.35	$0.11	$0.96	$0.58

This information has not been adjusted to reflect any changes in the operations of the businesses subsequent to acquisition by us. Changes in operations of the acquired businesses include, but are not limited to, discontinuation of products, integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former managements of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented or of future operations of the combined companies under our management.

6.	INVENTORIES

Inventories consisted of the following:

	March 31, 2011	June 30, 2010
Finished goods	$110,062	$102,472
Raw materials, work-in-progress and packaging	56,897	54,540

	$166,959	$157,012

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2011	June 30, 2010
Land	$9,149	$9,106
Buildings and improvements	41,481	37,957
Machinery and equipment	154,460	138,748
Furniture and fixtures	7,834	6,660
Leasehold improvements	1,869	3,477
Construction in progress	5,225	4,496

	220,018	200,444
Less: Accumulated depreciation and amortization	109,887	93,459

	$110,131	$106,985

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed.

Changes in the carrying amount of goodwill for the nine months ended March 31, 2011 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance as of June 30, 2010:	$558,484	$(42,029)	$516,455
Additions	39,192	—	39,192
Changes in goodwill on fiscal 2010 acquisitions	8,179	—	8,179
Translation adjustments, net	5,355	—	5,355

Balance as of March 31, 2011:	$611,210	$(42,029)	$569,181

The addition to goodwill in the nine months ended March 31, 2011 of $39.2 million related to the acquisitions of Danival SAS, GG UniqueFiber SA and the assets and business of 3 Greek Gods LLC. During the nine months ended March 31, 2011, we also reallocated $7.0 million preliminarily allocated to other intangibles related to the acquisition of the assets and business of World Gourmet Marketing L.L.C. to goodwill, based on our completed analysis of the fair values at acquisition date.

At March 31, 2011, included in trademarks and other intangible assets are approximately $55.2 million of intangible assets deemed to have a finite life, which are being amortized over their estimated useful lives. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2011		June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Other intangibles	$55,215	$19,394	$47,385	$14,516
Non-amortized intangible assets:
Trademarks	$191,448	$6,697	$171,839	$6,579

Amortization of intangible assets with finite lives amounted to $4.7 million in the nine months ended March 31, 2011. The expected aggregate amortization expense in each of the next five fiscal years is $6.4 million in 2011, $6.4 million in 2012, $5.8 million in 2013, $4.8 million in 2014 and $4.7 million in 2015.

9.	SENIOR NOTES AND CREDIT FACILITY

We have outstanding $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016, which were issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2011, there were $86.0 million of borrowings outstanding under the Credit Agreement. We are required by the terms of the Credit Agreement and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

10.	INCOME TAXES

The Company’s effective income tax rate for the nine months ended March 31, 2011 and 2010 was 40.7% and 52.4%, respectively. The effective tax rate for the first nine months of fiscal 2011 was lower than the rate in the comparable period of the prior year primarily as a result of $6.4 million of valuation allowances recorded in last year’s third quarter related to carryforward losses and other deferred tax assets in the Company’s United Kingdom operations. We continue to recognize no tax benefit for losses incurred in the United Kingdom. Until an appropriate level of profitability is attained, we expect to continue to record and maintain a valuation allowance on our net deferred tax assets related to future United Kingdom tax benefits. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The fiscal 2011 and 2010 effective income tax rates differed from the U.S. federal statutory rate primarily due to the United Kingdom losses, as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. There were no material changes in unrecognized tax benefits during the first nine months of fiscal 2011.

11.	STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

We have various stock based compensation programs under which awards, including stock options, restricted stock, and restricted stock units, may be granted to employees, consultants and non-employee directors.

During the nine months ended March 31, 2011, 270,824 shares of restricted stock and restricted stock units were granted with an estimated grant date value of $7.1 million. Included in this grant were 183,449 shares of restricted stock and restricted stock units granted under the Company’s 2011-2012 Long-term Incentive Plan, 122,841 of which are subject to the achievement of minimum performance goals established under that plan (see “Long-Term Incentive Plan,” below). There were no stock options granted during the nine month period.

The Company recorded stock based compensation expense of $3.4 million for the three months ended March 31, 2011 and $1.9 million for the three months ended March 31, 2010 and $7.3 million for the nine months ended March 31, 2011 and

$5.2 million for the nine months ended March 31, 2010 in selling, general, and administrative expenses in its Condensed Consolidated Statements of Income. At March 31, 2011, there was $10.5 million of unrecognized stock based compensation expense, net of estimated forfeitures, which will be recognized over a weighted average period of approximately 1.8 years.

Stock Options

A summary of our stock option plans’ activity for the nine months ended March 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2010	5,153,233	$20.42
Exercised	(469,429)	17.52
Canceled and expired	(755,250)	33.38

Options outstanding March 31, 2011	3,928,554	$17.91	3.65	$56,437

Options exercisable at March 31, 2011	3,094,876	$17.53	3.37	$45,659

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the nine month period ended March 31, 2011 and the exercise price) that would have been received by the option holders had all options been exercised on March 31, 2011. This value will change based on the fair market value of the Company’s common stock. During the first nine months of fiscal year 2011, the cash received from stock option exercises was $8.2 million. The intrinsic value of the stock options exercised was $5.2 million and the tax benefit expected to be realized from the tax deductions for stock options exercised was $2.0 million for the nine months ended March 31, 2011.

Restricted Stock

Non-vested restricted stock awards at March 31, 2011 and activities during the nine months then ended were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2010	410,553	$19.93
Granted	270,824	26.05
Vested	(126,969)	15.45
Forfeited	(14,049)	21.19

Non-vested restricted stock and units – March 31, 2011	540,359	$23.94

At March 31, 2011, $7.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.8 years.

There were 8,060,645 shares of Common Stock reserved for future issuance in connection with stock based awards as of March 31, 2011.

Long-Term Incentive Plan

The Company adopted, beginning in fiscal 2010, a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of two-year performance-based long-term incentive plans (currently, the “2010-2011 LTIP” and the “2011-2012 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over each two year period. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.

The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of each performance period, the Compensation Committee determines, in its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or shares of the Company at the discretion of the Compensation Committee.

Upon the adoption of each two year plan, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (either shares of restricted stock, restricted share units or stock options), for a portion of the individual target awards. The shares of restricted stock, restricted share units and stock options that made up the initial grants under the 2010-2011 LTIP are subject to time vesting requirements. Half of the shares of restricted stock and restricted share units that made up the initial grant under the 2011-2012 LTIP are subject to a time vesting requirement and half are subject to the achievement of the minimum performance goals; however, the entire initial grant of shares of restricted stock to the Chief Executive Officer under the 2011-2012 LTIP is subject to the achievement of the minimum performance goals. These initial grants are being expensed over the vesting period on a straight-line basis. The payment of the actual awards earned, if any, will be reduced by the value of this initial grant. The Company has determined that the achievement of certain of the performance goals was probable and, accordingly, recorded approximately $2.1 million and $5.8 million of expense in addition to the stock based compensation expense for the three months and nine months ended March 31, 2011, related to these awards under the plans. There was no additional expense recorded in the prior year. It is the Company’s expectation that such awards will be settled in cash, and therefore the impact of these awards have been excluded from the diluted EPS calculation.

12.	RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In the third quarter of fiscal 2011 we initiated a plan to close our Manchester, United Kingdom non-dairy beverage facility. In the three months ended March 31, 2011 we recorded $0.3 million of costs associated with this plan, including $0.1 million for employee terminations and $0.2 million for other exit costs, which are included in “Acquisition related expenses and restructuring charges” on the Condensed Consolidated Statement of Income.

In connection with our acquisition of Churchill Food Products Ltd, in June 2010 (see Note 5) we recorded employee termination and exit costs of approximately $0.6 million. In the nine months ended March 31, 2011, we recorded an additional $0.3 million of employee termination costs.

During fiscal 2010 we initiated a plan to consolidate the production of our fresh food-to-go products in the United Kingdom into our Luton facility. We recorded costs of $2.9 million for the nine months ended March 31, 2010 related to this plan, including $2.6 million for severance and benefits and $0.3 million of other exit costs.

The following table summarizes the changes in the liability for these reorganization and restructuring activities as of March 31, 2011:

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at July 1, 2010	$574	$641	$1,215
Charged to expense in fiscal 2011	398	205	603
Amounts utilized	(762)	(337)	(1,099)

Accrued at March 31, 2011	$210	$509	$719

13.	EQUITY INVESTMENTS

At March 31, 2011, the Company owned a 48.7% equity interest in the Hain Pure Protein joint venture. This investment is accounted for under the equity method of accounting (see Note 1). The carrying value of our investment in HPP of $26.0 million and advances to HPP of $17.0 million are included in “Investment in and advances to equity-method investee.” The Company provided advances to HPP to finance its operations prior to its deconsolidation at the end of fiscal 2009. As a result of the deconsolidation and HPP simultaneously entering into a separate credit agreement, the Company and HPP entered into a subordination agreement covering the outstanding advances. The subordination agreement allows for prepayments of the advances based on HPP meeting certain conditions under its separate credit facility. HPP repaid $3.0 million of the advances in the quarter ended December 31, 2010. The balance of the advances are due no later than December 31, 2012.

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in Hong Kong, China and other markets. The Company’s investment in its 50% share of the joint venture totaled approximately $0.1 million. In addition, the Company and Chi-Med each advanced $1.8 million to the joint venture for working capital needs during the quarter ended December 31, 2010. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The investment is being accounted for under the equity method of accounting. For the nine months ended March 31, 2011, the joint venture’s results of operations were not significant.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $6.6 million at March 31, 2011 and $6.2 million at June 30, 2010. The fair value of this investment is included in “Other assets” in the Company’s condensed consolidated balance sheets. During the second quarter of fiscal 2010, the Company determined that an other-than-temporary decline in the fair value of YHS occurred based upon various factors including the near-term prospects of YHS, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which YHS operates and, accordingly recorded a loss of $1.2 million on the write-down of this investment.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available for sale securities	$6,599	$6,599	—	—

	$6,599	$6,599	—	—

Liabilities:
Forward foreign currency contracts	$819	—	$819	—
Contingent consideration	52,657	—	—	$52,657

Total	$53,476	—	$819	$52,657

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$10,586	—	$10,586	—
Available for sale securities	6,232	$6,232	—	—
Forward foreign currency contracts	256	—	256	—

	$17,074	$6,232	$10,842	—

Liabilities:
Forward foreign currency contracts	$57	—	$57	—
Contingent consideration	28,580	—	—	$28,580

Total	$28,637	—	$57	$28,580

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

In connection with the GG UniqueFiber, Greek Gods, World Gourmet and Churchill Food Products acquisitions, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We have estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the first nine months of fiscal 2011, the Company reassessed the fair value of the contingent consideration for each of these acquisitions, resulting in additional expense of $0.4 million related to the Greek Gods acquisition and a reduction of expense of $4.1 million related to the World Gourmet acquisition (See Note 5).

The following table summarizes the Level 3 activity:

Nine months ended March 31, 2011
Balance as of June 30, 2010	$28,580
Accretion of interest expense on contingent consideration	1,378
Fair value of initial contingent consideration – Greek Gods and GG UniqueFiber acquisitions	26,263
Contingent consideration adjustment expense, net	(3,687)
Translation adjustment	123

Balance as of March 31, 2011	$52,657

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2011.

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

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at March 31, 2011 were $14.1 million and $0.8 million of liabilities. The fair value of these derivatives is included in “Accrued expenses and other current liabilities” on the Company’s Condensed Consolidated Balance Sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months. There were $13.5 million of notional amount and $0.2 million of fair value assets of foreign exchange derivative contracts outstanding at June 30, 2010.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the nine months ended March 31, 2011, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the nine months ended March 31, 2011.

The impact on other comprehensive income from foreign exchange contracts that qualified as cash flow hedges was as follows:

Nine months ended March 31, 2011
Net carrying amount at July 1, 2010	$152
Cash flow hedges deferred in OCI	(1,018)
Changes in deferred taxes	268

Net carrying amount at March 31, 2011	$(598)

15.	LEGAL PROCEEDINGS

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales:
United States	$230,647	$174,502	$679,718	$546,421
Canada	18,200	15,566	52,468	46,536
Europe	39,539	32,030	106,039	101,592

	$288,386	$222,098	$838,225	$694,549

Income (loss) before income taxes and equity in earnings of equity-method investees:
United States	$29,404	$18,044	$74,254	$57,481
Canada	2,032	1,939	5,284	3,800
Europe(1)	(3,467)	(2,666)	(9,298)	(11,495)

	$27,969	$17,317	$70,240	$49,786

	March 31, 2011	June 30, 2010
Long-lived assets:
United States	$842,385	$798,116
Canada	63,182	60,748
Europe	58,082	25,406

	$963,649	$884,270

(1)	Income (loss) before income taxes in Europe includes acquisition related expenses and restructuring charges of approximately $2.0 million for the three months ended March 31, 2011 and $3.1 million and $2.9 million, respectively, for the nine months ended March 31, 2011 and 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2011 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2010. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

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

Our sales and profits have increased during a period of challenging macroeconomic conditions. We continue to monitor the economic environment and anticipate that high unemployment and uncertainty may affect consumer confidence, behavior and spending. In addition, we expect that higher input costs will affect future periods. We strive to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers. We continue to invest in our brands to deliver value to consumers. Our recent acquisitions of The Greek Gods yogurt and Sensible Portions snacks brands have achieved increased sales over their pre-acquisition results. Initial results from our two most recent acquisitions in Europe, Danival and GG UniqueFiber, are encouraging. Published independent syndicated consumption data (consumption data measures sales scanned through cash registers at retail) and similar information provided directly by retailers indicate that our consumption trends at certain retailers continued to improve. We monitor consumption trends as part of the total mix of information used to evaluate expectations of future sales.

Our corporate website is www.hain-celestial.com. The information contained on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the Securities and Exchange Commission (“SEC”).

Recent Developments - Acquisitions

During the quarter ended March 31, 2011 we completed two acquisitions in Europe. We acquired Danival SAS, a manufacturer of certified organic food products based in France. Danival’s product line includes over 200 branded organic sweet and salted grocery, fruit, vegetable and delicatessen products currently distributed in Europe. The Danival acquisition complements the organic food line of our existing Lima brand in Europe and we expect it to provide additional opportunities to us through expanded distribution of Danival’s products in Europe, the United States and Asia. We also acquired GG

UniqueFiber AS, a manufacturer of all natural high fiber crackers based in Norway. GG UniqueFiber’s products are distributed through independent distributors in the United States and Europe. The acquisition broadens our offerings of whole grain and high fiber products, for which we believe we can provide expanded distribution.

Results of Operations

Three months ended March 31, 2011

Net sales for the three months ended March 31, 2011 were $288.4 million compared to $222.1 million for the three months ended March 31, 2010, an increase of $66.3 million, or 29.8%. Sales in North America increased $58.8 million, or 30.9%, from the year ago quarter. The increase in sales resulted from growth from improved consumption trends, including improvements in the previously weak grocery channel. Additionally, sales in the prior year’s third quarter were impacted by distributor destocking. Contributions to our North American sales growth came from our grocery and snacks brands, including Earth’s Best® infant and toddler products, MaraNatha® nut butters, Spectrum® oils, Dream™ non-dairy frozen desserts, Terra® chips and our recently acquired Sensible Portions® snacks and The Greek Gods® yogurt. We also had increased sales from our Celestial Seasonings® teas and our Alba® and Avalon® personal care products. Sales in Europe increased $7.5 million, or 23.4%, with a minor impact from changes in foreign exchange rates. Sales by our continent-based European operations increased by approximately 34.9% for the three months ended March 31, 2011 compared to the prior year period, including sales from the newly acquired Danival and GG UniqueFiber. Sales in the United Kingdom increased approximately 8.8% as a result of increased sales of our Linda McCartney meat-free frozen foods and our frozen desserts. Sales of food-to-go products in the United Kingdom decreased, with sales from the Churchill Food Products Limited (“Churchill”) acquisition offsetting some of the loss of sales made in the prior year’s period to Marks and Spencer.

Gross profit for the three months ended March 31, 2011 was $82.6 million, an increase of $21.1 million from gross profit of $61.5 million reported in last year’s third quarter. Gross profit as a percentage of net sales was 28.6% for the three months ended March 31, 2011 compared to 27.7% of net sales for the March 31, 2010 quarter. The increase in gross profit percentage resulted from a favorable mix of product sales, including the sales from the Greek Gods and Sensible Portions acquisitions with their relatively higher gross profit margins, and together with cost savings more than offset input cost increases.

Selling, general and administrative (“SG&A”) expenses were $53.7 million for the three months ended March 31, 2011, an increase of $11.5 million, or 27.3%, compared to $42.2 million in the March 31, 2010 quarter. SG&A expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangibles and a higher level of selling expenses employed by the acquired brands where product demonstrations and store level sampling are integral parts of the consumer experience. SG&A expenses as a percentage of net sales decreased to 18.6% in the third quarter of fiscal 2011 compared to 19.0% in the third quarter of last year. The improvement resulted from the leverage of our increased sales over our existing expense base coupled with a slower rate of increase in SG&A spending as compared to the rate of increase in sales.

In the third quarter of fiscal 2011 we incurred acquisition related and restructuring expenses aggregating $1.7 million related to the acquisitions of Danival SAS and GG UniqueFiber and other acquisition and integration activities, which was offset by $4.1 million of expense reduction resulting from an adjustment in the carrying value of the contingent consideration related to the World Gourmet acquisition. In the third quarter of fiscal 2011, we also incurred approximately $0.5 million of restructuring expenses primarily related to the closing of a small non-dairy beverage production facility in the United Kingdom.

Operating income was $30.8 million for the three months ended March 31, 2011 compared to $19.3 million in the March 31, 2010 quarter. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.7% in the March 31, 2011 quarter compared with 8.7% in the March 31, 2010 quarter.

Interest and other expenses, net were $2.9 million for the three months ended March 31, 2011 compared to $2.0 million for the three months ended March 31, 2010. Interest expense totaled $3.3 million in this year’s third quarter, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and interest accretion on contingent consideration. Interest expense in last year’s third quarter was approximately $2.5 million. The increase in interest expense resulted from higher borrowings under our revolving credit facility used to fund our recent acquisitions, and the interest accretion on contingent consideration of $0.5 million.

Our effective income tax rate was 39.6% of pre-tax income for the three months ended March 31, 2011 compared to 80.9% for the three months ended March 31, 2010. The effective tax rate for the third quarter of fiscal 2010 was impacted by $6.4 million of valuation allowances recorded related to carryforward losses and other deferred tax assets in the Company’s United Kingdom operations. We continue to record no tax benefit for losses incurred in the United Kingdom until an appropriate level of profitability is attained. If the Company is able to realize any of these tax benefits in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The effective rate differs from the U.S. statutory rate due to the effect of state and local income taxes, changes in geographic income distribution, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Our equity in the net earnings from our investments in HPP and HHO for the three months ended March 31, 2011 was a loss of $0.1 million compared to a loss of $0.7 million in the March 31, 2010 quarter.

Net income for the three months ended March 31, 2011 was $16.8 million compared to $2.7 million in the March 31, 2010 quarter. The increase of $14.1 million in earnings was attributable to the factors noted above.

Nine months ended March 31, 2011

Net sales for the nine months ended March 31, 2011 were $838.2 million compared to $694.5 million for the nine months ended March 31, 2010, an increase of $143.7 million, or 20.7%. Sales in North America increased $139.2 million, or 23.5%, from the year ago quarter. The increase in sales resulted from growth from many of our existing brands, as consumption trends continued to improve. Additionally, sales for the prior year nine months were impacted by distributor destocking. Contributions to our North American sales growth came from our grocery and snacks brands, including Earth’s Best® infant and toddler products, MaraNatha® nut butters, Spectrum® oils, Dream™ non-dairy frozen desserts, Terra® chips, as well as sales from our recently acquired Sensible Portions® snacks and The Greek Gods® yogurt. We also had increased sales from our Celestial Seasonings® teas and our Alba® and Avalon® personal care products. Sales in Europe increased $4.4 million, or 4.4%, despite an unfavorable impact from changes in foreign exchange rates of $4.9 million. Sales by our continent-based European operations increased by $5.1 million for the nine months ended March 31, 2011, including sales from Danival and GGUniqueFiber, compared to the prior year period. Sales in the United Kingdom were flat in local currency as increased sales of our Linda McCartney meat-free frozen foods and our frozen desserts were offset by decreased sales in our food-to-go operations as a result of the loss of sales from the phasing out of the supply of fresh sandwiches to Marks and Spencer, which accounted for $9.2 million of sales in last year’s first nine months.

Gross profit for the nine months ended March 31, 2011 was $238.1 million, an increase of $44.8 million from gross profit of $193.2 million reported in last year’s first nine months. Gross profit as a percentage of net sales was 28.4% for the nine months ended March 31, 2011 compared to 27.8% of net sales for the March 31, 2010 comparable period. The increase in gross profit percentage resulted from the mix of product sales, including the sales from The Greek Gods and Sensible Portions acquisitions, which have relatively higher gross profit margins, and together with cost savings more than offset input cost increases.

Selling, general and administrative expenses were $158.8 million for the nine months ended March 31, 2011, an increase of $26.9 million, or 20.4%, compared to $131.9 million in the nine months ended March 31, 2010. SG&A expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangibles and a higher level of selling expenses employed by the acquired brands where product demonstrations and store level sampling are integral parts of the consumer experience. SG&A expenses as a percentage of net sales decreased to 18.9% in the first nine months of fiscal 2011 compared to 19.0% in the first nine months of last year.

In the nine months ended March 31, 2011 we incurred acquisition related expenses aggregating $3.0 million related to the acquisitions of The Greek Gods yogurt brand, Danival SAS and GG UniqueFiber SA and other acquisition and integration activities, which was offset by $3.7 million of net expense reduction related to adjustments in the carrying values of contingent consideration. In the first nine months of fiscal 2011, we also incurred approximately $0.8 million of restructuring expenses, primarily related to the closing of a small production facility in the United Kingdom. In the first nine months of fiscal 2010, we incurred approximately $2.9 million of restructuring expenses related to the consolidation of our Daily Bread production activities into the Luton factory.

Operating income was $79.1 million for the nine months ended March 31, 2011 compared to $58.4 million in the prior year. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 9.4% in the March 31, 2011 period compared with 8.4% in the nine months ended March 31, 2010.

Interest and other expenses, net were $8.8 million for the nine months ended March 31, 2011 compared to $8.6 million for the nine months ended March 31, 2010. Interest expense totaled $10.0 million in this year’s first nine months, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and interest accretion on contingent consideration. Interest expense in last year’s first nine months was approximately $7.7 million. The increase in interest expense resulted from higher borrowings under our revolving credit facility used to fund our recent acquisitions, and the interest accretion on contingent consideration of $1.4 million. Other expenses also includes approximately $2.1 million of exchange gains for the nine months ended March 31, 2011 compared to $0.1 million of exchange gains in the prior year period. Also included in other expenses for the nine months ended March 31, 2010 is a $1.2 million non-cash impairment charge for an other-than-temporary decline in the fair value of our investment in the shares of Yeo Hiap Seng Limited, a Singapore-based natural food and beverage company listed on the Singapore stock exchange.

Income before income taxes and equity in the after tax earnings of our equity-method investees for the nine months ended March 31, 2011 amounted to $70.2 million compared to $49.8 million in the comparable period of the prior year.

Our effective income tax rate for the nine months ended March 31, 2011 and 2010 was 40.7% and 52.4%, respectively. The effective tax rate for the first nine months of fiscal 2011 was lower than the rate in the comparable period of the prior year primarily as a result of $6.4 million of valuation allowances recorded in last year’s third quarter related to carryforward losses and other deferred tax assets in the Company’s United Kingdom operations. We continue to recognize no tax benefit for losses incurred in the United Kingdom. Until an appropriate level of profitability is attained, we expect to continue to record and maintain a valuation allowance on our net deferred tax assets related to future United Kingdom tax benefits. If we are able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The fiscal 2011 and 2010 effective income tax rates differed from the U.S. federal statutory rate primarily due to the United Kingdom losses, as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Our equity in the net earnings from our investments in HPP and HHO for the nine months ended March 31, 2011 was $0.5 million compared to a loss of $1.8 million for the nine months ended March 31, 2010.

Net income for the nine months ended March 31, 2011 was $42.1 million compared to $21.9 million for the nine months ended March 31, 2010. The increase of $20.2 million in earnings was attributable to the factors noted above.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance was $25.6 million at March 31, 2011, an increase of $8.3 million from the end of fiscal 2010. Net cash provided by operating activities was $40.4 million for the nine months ended March 31, 2011 compared to $38.6 million for the nine months ended March 31, 2010. We had an increase in net income and non-cash items of approximately $14.2 million, principally due to our increase in net income, which was offset by an increase in the use of cash for changes in operating assets and liabilities of approximately $12.4 million as compared to the prior year period. The increase in cash used by changes in operating assets and liabilities resulted from increases in our accounts receivable and inventories, which are attributable to our increase in sales and our recent acquisitions, offset by an increase in accounts payable and accrued expenses.

In the nine months ended March 31, 2011, we used $49.9 million of cash in investing activities. We used $45.3 million of cash in connection with our acquisitions of the assets and business of 3 Greek Gods LLC, Danival SAS and GG UniqueFiber AS and $7.8 million for capital expenditures. This was partially offset by proceeds from the sale of property, plant and equipment of $1.5 million. We also received $3.5 million of repayments of advances made to HPP and loaned $1.8 million of cash to Hutchison Hain Organic Holding Limited, our Hong Kong joint venture. We used $5.8 million of cash in investing activities in the nine months ended March 31, 2010, which consisted primarily of $7.4 million for capital expenditures, partially offset by a $1.8 million repayment of advances made to HPP.

Net cash of $18.5 million was provided by financing activities for the nine months ended March 31, 2011 compared to $32.7 million used in financing activities for the nine months ended March 31, 2010. The change was due principally to $11.1 million of borrowings drawn under our Credit Agreement for the nine months ended March 31, 2011, which was used to fund our acquisitions of the assets of 3 Greek Gods and Danival, compared to $33.3 million of repayments made during the nine months ended March 31, 2010. We also had an increase in the proceeds from exercises of stock options to $8.2 million in the nine months ended March 31, 2011 from $1.1 million in the nine months ended March 31, 2010.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2011, all of our investments mature in less than nine months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

12 months ended March 31,	2011	2010
Cash flow provided by operating activities	$72,870	$69,659
Purchases of property, plant and equipment	(11,916)	(10,297)

Operating free cash flow	$60,954	$59,362

Our operating free cash flow was $61.0 million for the twelve months ended March 31, 2011, an increase of $1.6 million from the twelve months ended March 31, 2010. The improvement in our operating free cash flow resulted from the increase in our cash flow from operations. Our capital spending in the trailing twelve months was lower than historical levels as a result of the recent economic uncertainties. We expect that our capital spending for the full current fiscal year will be approximately $11 million. As a result of our ongoing cash flow generation, since the third quarter fiscal 2010, we used in excess of $100 million of cash in connection with acquisitions, as discussed in Note 5 to the condensed consolidated financial statements. We were able to complete these acquisitions without incurring significant additional debt.

We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2011, there were $86.0 million of borrowings outstanding under the Credit Agreement. We are required by the terms of the Credit Agreement and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

We believe that our cash on hand of $25.6 million at March 31, 2011, projected cash flows from operations and availability under our credit agreement are sufficient to fund our currently anticipated liquidity requirements for our ongoing operations, internal growth initiatives and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities. We expect our continuing capital needs to include funding our working capital requirements and capital investments and funding potential acquisitions.

Off Balance Sheet Arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. These forward-looking statements include the following: (i) our intentions for growth through acquisitions as well as internal expansion; (ii) our beliefs regarding the integration of our brands and the resulting impact thereof; (iii) our statements regarding the introduction of new products and the impact on our revenues and margins; (iv) our beliefs regarding our recent acquisitions and the positioning of our business for the future; (v) our ability to mitigate the impact of challenging macroeconomic conditions and increasing input costs; (vi) our beliefs that we will continue to derive benefits from new products; (vii) our belief that our cash and cash equivalent investments have no significant exposure to interest rate risk; and (viii) our belief that our sources of liquidity are adequate to fund our anticipated operating and cash requirements for the next twelve months. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

There have been no significant changes in market risk for the nine months ended March 31, 2011 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Part II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)		(b)	(c)	(d)
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans(2)
January 2011	552	(1)	$26.63	—	900,300

February 2011	—		—	—	900,300

March 2011	16,155	(1)	$28.55	—	900,300

Total	16,707		$28.49	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(a) - Filed herewith

* - Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: May 10, 2011	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief
Executive Officer

Date: May 10, 2011	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and
Chief Financial Officer