Form 10-K
period 2011-06-30
HAIN CELESTIAL GROUP INC
filed 2011-08-29
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended June 30, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-22818

THE HAIN CELESTIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3240619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58 South Service Road Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 730-2200

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which registered)
Common Stock, par value $.01 per share	The NASDAQ® Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq Global Select Market on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $970,900,000.

As of August 19, 2011, there were 43,901,554 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference: Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

THE HAIN CELESTIAL GROUP, INC.

Item 1.	Business

Unless otherwise indicated, references in this Annual Report to 2011, 2010, 2009 or “fiscal” 2011, 2010, 2009 or other years refer to our fiscal year ended June 30 of that year and references to 2012 or “fiscal” 2012 refer to our fiscal year ending June 30, 2012.

General

The Hain Celestial Group, Inc. was incorporated in Delaware on May 19, 1993. Our worldwide headquarters office is located at 58 South Service Road, Melville, New York 11747.

The Hain Celestial Group, Inc. and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead “A Healthy Way of Life™.” We are a leader in many natural and organic products categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, WestSoy®, The Greek Gods®, Rosetto®, Arrowhead Mills®, MaraNatha®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Danival®, GG UniqueFiber™, Yves Veggie Cuisine®, Linda McCartney® (under license) and Daily Bread™. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Queen Helene® and Earth’s Best TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart Clean™ (under license) brand.

We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Company brands in China and other markets. See Note 2, Basis of Presentation, and Note 14, Equity Investments.

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

Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, and other retail classes of trade including mass-market and on-line retailers, drug store chains, food service channels and club stores.

As of June 30, 2011, we employed a total of 2,031 full-time employees. Of these employees, 220 were in sales and 1,186 in production, with the remaining 625 employees filling management, accounting, marketing, operations and clerical positions.

Products

Natural products are minimally processed, largely or completely free of artificial ingredients, preservatives, and other non-naturally occurring chemicals, and are not genetically modified and as near to their whole natural state as possible. Many of our products also contain organic ingredients that are grown without dependence upon artificial pesticides, chemicals or fertilizers. We develop, manufacture, market and distribute a comprehensive line of branded natural and organic grocery products in several core categories, including: infant and toddler, beverages, meals and meal preparation, snacks, fresh, personal care and household.

Grocery

We develop, manufacture, market and distribute a comprehensive line of branded natural and organic grocery products including infant and toddler food, non-dairy beverages and frozen desserts (such as soy, rice and almond), flour and baking mixes, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, aseptic and instant soups, yogurt, chilis, packaged grains, chocolate, nut butters, nutritional oils, juices, frozen desserts, cookies, crackers, gluten-free frozen entrees and bars, frozen pastas and ethnic meals, as well as other food products. We develop, manufacture, market and distribute The Greek Gods® brand of Greek-style yogurt products and recently expanded our offerings with new Earth’s Best® organic baby yogurt and fruit smoothies. We also develop, manufacture, market and distribute refrigerated product offerings including a full line of soy protein meat alternative products under the Yves Veggie Cuisine® brand name, and we produce a line of tofu, seitan and tempeh products which are sold under the WestSoy® brand. We also manufacture, market and distribute a full line of meat-free frozen products under the Linda McCartney® (under license) brand. Grocery products accounted for approximately 61% of our consolidated net sales in 2011, 65% in 2010 and 52% in 2009.

Snacks

We develop, manufacture, market and distribute a full line of branded natural and organic snack products including a variety of potato and vegetable chips, organic tortilla style chips, whole grain chips and popcorn under the Terra®, Garden of Eatin’®, Sensible Portions® and Little Bear Snack Foods® names. Terra natural snack food products consist of varieties of root vegetable chips, potato chips and other exotic vegetable chips. Garden of Eatin’ snack food products include organic tortilla chip products. Sensible Portions products include Garden Veggie Straws™, Potato Straws and Apple Straws™, Pita Bites® and Miners Gold® baked cheddar puffs. Snack products accounted for approximately 17% of our consolidated net sales in 2011, 10% in 2010 and 8% in 2009.

Tea

Celestial Seasonings is a leading manufacturer and marketer of specialty tea in North America. Our teas are sold in natural food, grocery, and mass-market retailers, as well as drug store chains and other retail stores, and are generally offered in 20- and 40-count packages. We develop flavorful, unique and 100% natural blends that are made from high-quality natural ingredients and flavors, and packaged in attractive, colorful and thought-provoking boxes. Our tea products include more than 70 varieties of herbal, green, wellness, white, red (rooibos) and chai teas, with familiar names like Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Cinnamon Apple Spice, Red Zinger®, Tension Tamer® and Country Peach Passion®. We offer teas with and without caffeine, and also offer Cool Brew iced teas that do not require boiling water. All of our teas are produced and packaged with social responsibility in mind – for example, our tea bag has no string, tag, staple or individual overwrap, saving more than 3.5 million pounds of waste from landfills each year. Since 2003, we have worked closely with Green Mountain Coffee Roasters, Inc. (GMCR) to offer a selection of Celestial Seasonings teas in K-Cup® portion packs for the Keurig® Single-Cup Brewing system, including many of our popular hot teas and a new line of Brew Over Ice iced teas. Our partnership with GMCR remains strong and we look forward to introducing additional new items to the marketplace in the coming year. Tea beverages accounted for approximately 9% of our consolidated net sales in 2011, 10% 2010 and 8% in 2009.

Personal Care Products

We develop, manufacture, market and distribute natural health and beauty aids that include skin and hair care, oral care, deodorants and baby care items under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene® and Earth’s Best® brands. We believe our products are natural industry leaders in a variety of personal care segments including acne treatment, body washes, and sunscreens. Our personal care brands are sold in natural food, grocery, mass-market retailers, drug store chains and other retail stores. Personal care products accounted for approximately 9% of our consolidated net sales in 2011, 10% in 2010 and 11% in 2009.

Other

Fresh Products

We process, market and distribute fresh prepared foods from our facility in Luton, England under the Daily Bread™ brand and from our facility in Brussels, Belgium under the Grains Noirs® brand. Our food-to-go products include fresh sandwiches, appetizers and full-plated meals for distribution to retailers, caterers, and food service providers, such as those in the transportation business.

Household Products

We develop, manufacture, market, sell and distribute a line of natural home cleaning solutions under the Martha Stewart Clean™ brand (under license). Our Martha Stewart Clean products include laundry detergent and fabric softener, glass, bathroom, wood floor and all purpose cleaners and dish cleaners which are primarily derived from plants and minerals.

Protein

Hain Pure Protein offers a complete line of natural and antibiotic-free poultry products including FreeBird™ chicken and Plainville Farms® turkey products. On June 30, 2009, the minority owner in HPP acquired a controlling interest in the joint venture through the purchase of newly issued shares of HPP. As a result, the Company’s equity interest was reduced to 48.7% and effective June 30, 2009, the Company deconsolidated HPP and began accounting for its investment in HPP under the equity method of accounting. Beginning on July 1, 2009, the revenues and expenses of HPP are no longer consolidated and the Company’s 48.7% share of HPP’s results is reported as a separate line on the consolidated statement of operations. The Company’s consolidated statements of operations for all periods prior to July 1, 2009 include the revenues and expenses of HPP. Prior to the deconsolidation of HPP, protein products accounted for approximately 15% of our consolidated net sales in 2009.

We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production.

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing innovative, high-quality and safe products that exceed consumer expectations. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. We incurred approximately $3.8 million in Company-sponsored research and development activities in 2011, $3.0 million in 2010 and $3.0 million in 2009. Our research and development investments do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products and ingredients collaboratively with us which are aligned with our brand strategies and our corporate mission. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions and product reformulations. We are unable to estimate the investments made by co-packers and suppliers in research and development on our behalf; however, we believe these activities and expenditures are important to our continuing ability to grow our business.

Sales and Distribution

Our products are sold throughout the United States and in more than 50 countries. Our customer base consists principally of natural food distributors, mass-market and on-line retailers, supermarkets, drug store chains, club stores and grocery wholesalers.

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

A significant portion of the products marketed by us are sold through independent food distributors. Food distributors purchase products from us for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions on sales of our products by the distributors to the retailers are generally made in their sole discretion. We may influence product pricing with the use of promotional incentives. In fiscal 2011, 2010 and 2009, one of our distributors, United Natural Foods, Inc., accounted for approximately 21%, 21% and 19% of our net sales, respectively. No other customer represents more than 10% of our net sales.

Our subsidiaries in Canada and Europe sell to all major channels of distribution in the countries they serve. International sales represented approximately 19.5% of our consolidated net sales in 2011, 21.3% in 2010 and 18.5% in 2009.

Certain of our product lines have seasonal fluctuations. Hot tea, baking, hot cereal and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months.

Marketing

We use a combination of trade and consumer promotions to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through magazine advertising, couponing and other trial use programs. We utilize in-store product demonstrations and sampling in the club store channel. Our investments in consumer spending are aimed at enhancing brand equity. These consumer spending categories include, but are not limited to, coupons, consumer advertising using radio and print, direct mailing and e-consumer relationship programs and other forms of promotions.

We utilize sponsorship programs including Earth’s Best® with PBS Kids and Sesame Street and Terra Blues® as the official snack of JetBlue Airways. Our Alba Botanica® is the official sunscreen of the New York Mets. Hain Celestial Canada was the official supplier of natural and organic packaged grocery products for the 2010 Olympic Winter Games and Paralympic Winter Games held in Vancouver, Canada. As the official supplier, Hain Celestial Canada has the right to use the Olympic logo on the packaging of certain of its brands for sale in Canada through December 2012. There is no guarantee that these promotional investments in consumer spending will be successful.

Production

Manufacturing

During 2011, 2010 and 2009, approximately 45%, 40% and 50%, respectively, of our revenue was derived from products manufactured at our own facilities. The decrease from fiscal 2009 to fiscal 2010 resulted primarily from the deconsolidation of HPP from our results. We currently operate the following manufacturing facilities located throughout the United States:

•	Boulder, Colorado, which produces Celestial Seasonings® specialty teas and Kombucha;

•	Moonachie, New Jersey, which produces Terra® potato and vegetable chips;

•	Lancaster, Pennsylvania, which produces Sensible Portions® snack products;

•	Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients;

•	Shreveport, Louisiana, which produces DeBoles® organic and gluten-free pasta;

•	West Chester, Pennsylvania, which produces Ethnic Gourmet® frozen meals and Rosetto® frozen pasta dishes and Gluten Free Café® frozen entrees;

•	Ashland, Oregon, which produces MaraNatha® nut butters;

•	Boulder, Colorado, which produces our WestSoy® fresh tofu products; and

•	Culver City, California, which produces Alba Botanica®, Avalon Organics® and JASON® personal care products and Martha Stewart Clean™ products.

Outside the United States, we have the following manufacturing facilities:

•	Vancouver, British Columbia, which produces Yves Veggie Cuisine® soy-based meat alternative products;

•	Brussels, Belgium, which prepares Grains Noirs® fresh organic appetizers, salads, sandwiches and other full-plated dishes;

•	Eitorf, Germany, which produces Natumi soymilk, Rice Dream® and other non-dairy beverages;

•	Andiran, France, which produces our Danival® organic food products,

•	Larvik, Norway, which produces our GG UniqueFiber® products,

•	Luton, England, where we produce Daily Bread™ fresh prepared foods;

•	Fakenham, England, where we produce Linda McCartney® and other meat-free frozen foods, and frozen dessert products.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Ashland, Oregon; Vancouver, British Columbia; Andiran, France and Fakenham, England.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers, who are referred to in our industry as co-packers, manufacture many of our products. During 2011, 2010 and 2009, approximately 55%, 60% and 50%, respectively, of our revenue was derived from products manufactured by independent co-packers. Many of our co-packers produce products for other companies as well. We believe that alternative sources of co-packing production are available for the majority of our co-packed products, although we may experience disruption in our operations if we are required to change any of our significant co-packing arrangements. Our co-packers are provided with a Co-Packer Food Safety & Quality manual detailing required standard operating procedures and compliance to Good Manufacturing Practices (GMPs), as well as to our standards for human and animal welfare. Additionally, the co-packers are audited by our quality assurance staff to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all regulations, including new regulations issued under the 2010 U.S. Food Safety and Modernization Act.

Suppliers of Ingredients and Packaging

Our natural and organic ingredients and raw materials as well as our packaging materials are obtained from various suppliers primarily located in the United States, and in Canada and Europe for our operations in those areas.

All of our raw and packaging materials are purchased based upon requirements designed to meet our rigid specifications for food quality and safety and to comply with applicable U.S. and international regulations. The Company works with reputable suppliers who assure the quality and safety of their ingredients. These assurances are supported by our purchasing contracts and quality assurance specification packets including affidavits, certificates of analysis and analytical testing, where required. Our quality assurance staff conducts written and then periodic on-site routine audits of ingredient vendors.

Our tea ingredients are purchased from numerous foreign and domestic manufacturers, importers and growers, with the majority of those purchases occurring outside of the United States. Our organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. We maintain ethical trade standards for these ingredients as well as for cocoa-based ingredients used in many of our other products to promote socially responsible relationships with these suppliers.

We maintain long-term relationships with most of our international suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in the local currency of the country in which we operate. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

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

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States, Canada, the European Union and a number of other foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Arrowhead Mills®, Bearitos®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, MaraNatha®, SunSpire®, Celestial Seasonings®, DeBoles®, Earth’s Best®, Ethnic Gourmet®, Garden of Eatin’®, The Greek Gods®, Hain Pure Foods®, Health Valley®, Imagine®, JASON®, Zia®, Little Bear Organic Foods®, Nile Spice®, Boston’s The Best You’ve Ever Tasted®, Rice Dream®, Soy Dream®, Rosetto®, Gluten Free Café®, Sensible Portions®, Terra®, Walnut Acres Organic®, Westbrae Natural®, WestSoy®, Lima®, Danival®, Grains Noirs®, Natumi®, Granose®, Realeat®, Yves Veggie Cuisine®, Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy® and Earth’s Best TenderCare® brands.

Celestial Seasonings has trademarks for most of its best-selling teas, including Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Red Zinger®, Wild Berry Zinger®, Tension Tamer®, Country Peach Passion® and Raspberry Zinger®.

We market the Linda McCartney® brand under license. In addition, we license the right from Sesame Workshop to utilize the Sesame Street name and logo, as well as other Sesame Street intellectual property, on certain of our Earth’s Best® products. We also have a license agreement with Martha Stewart Living Omnimedia to market, sell and distribute environmentally-friendly cleaning products under the Martha Stewart Clean™ brand. (See Item 1A. Risk Factors – “Our Inability to Use Our Trademarks Could Have a Material Adverse Effect on Our Business.”)

Government Regulation

Along with our co-packers, brokers, distributors and raw materials and packaging suppliers, we are subject to extensive regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture and distribution of our products include, among others, the Federal Trade Commission (“FTC”), the United States Food & Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”) and the Occupational Safety and Health Administration (“OSHA”). Under various statutes, these agencies prescribe, among other things, the requirements and establish the standards for quality, safety and representation of our products to the consumer in labeling and advertising. Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition to this oversight, advertising of our business is subject to regulation by the FTC.

Internationally, we are subject to the laws of the foreign jurisdictions in which we manufacture and sell our products, including the Canadian Food Inspection Agency and European Food Safety Authority which supports the European Commission, as well as individual country, province, state and local regulations.

Independent Certification

In the U.S., we certify our organic products in accordance to the USDA’s National Organic Program through organizations such as Quality Assurance International (“QAI”), Certsys, QC&I International Services, Oregon Tilth, and the Texas Department of Agriculture. Where reciprocity does not exist or where a product is marketed solely outside of the United States, we use locally-accredited certifying agencies.

The majority of our products are certified kosher under the kosher supervision of accredited agencies including The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, “KOF-K” Kosher Supervision, Star K Kosher Certification, Kosher Overseers Associated of America and Upper Midwest Kashruth.

We also work with other non-governmental organizations such as NSF International, which provides organic certification for our personal care products in the absence of an established government standard for these products.

We are working with the Global Food Safety Initiative (GFSI) to certify all of our Company-owned manufacturing facilities under accredited programs including SQF (Safe Quality Foods) and BRC (British Retail Consortium), among others.

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

Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and, therefore, could adversely impact our sales and profitability.

Our Markets Are Highly Competitive

We operate in highly competitive geographic and product markets. Numerous brands and products compete for limited retailer shelf space, where competition is based on product quality, brand recognition and loyalty, price, product innovation and promotional activity, availability and taste among other things. Retailers also market competitive products under their own private labels which are generally sold at lower prices and compete with some of our products. During periods of economic uncertainty, such as we have recently experienced, consumers tend to purchase more private label products, which could reduce sales volumes of our products.

Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We cannot be certain that we will successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, Dean Foods Company, General Mills, Inc., Groupe Danone, The J.M. Smucker Company, Kellogg Company, Kraft Foods Inc., Nestle S.A., PepsiCo, Inc., Sara Lee Corporation and Unilever, PLC, and conventional personal care products companies, including but not limited to The Proctor and Gamble Company, Johnson & Johnson and Colgate-Palmolive, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete with smaller companies, which may be more innovative, able to bring new products to market faster and better able to quickly exploit and serve niche markets. As a result, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

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

Consumer Preferences for Our Products Are Difficult to Predict and May Change

Our business is primarily focused on sales of natural and organic products in markets geared to consumers of natural foods, including specialty teas, non-dairy beverages, infant and toddler foods, cereals, breakfast bars, canned and aseptic soups, nut butters, cooking oils and personal care products which, if consumer demand for such categories were to decrease, could harm our business. In addition, we have other product categories, such as meat alternative products and other specialty food items which are subject to evolving consumer preferences.

Consumer trends could change based on a number of possible factors, including:

•	dietary habits and nutritional values, such as fat content or sodium levels,

•	concerns regarding the health effects of ingredients, such as sugar or processed wheat,

•	a shift in preference from organic to non-organic and from natural products to non-natural products;

•	the availability of competing private label products offered by retailers; and

•	economic factors and social trends.

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

Our Growth is Dependent on Our Ability to Introduce New Products and Improve Existing Products

Our growth depends in part on our ability to generate and implement improvements to our existing products and to introduce new products to consumers. The success of our innovation and product improvement effort is affected by our ability to anticipate changes in consumers preferences, the level of funding that can be made available, the technical capability of our research and development staff in developing and testing product prototypes, including complying with governmental regulations, and the success of our management in introducing the resulting improvements in a timely manner. If we are unsuccessful in implementing product improvements or introducing new products that satisfy the demands of consumers, our business could be harmed.

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

We may encounter increased competition for acquisitions in the future, which could result in acquisition prices we do not consider acceptable. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Furthermore, acquisition-related costs are required to be expensed as incurred whether or not the acquisition is completed.

The success of acquisitions we make will be dependent upon our ability to effectively integrate those brands, including our ability to realize potentially available marketing opportunities and cost savings, some of which may involve operational changes. Despite our due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnifying party or other reasons. We cannot be certain:

•	as to the timing or number of marketing opportunities or amount of cost savings that may be realized as the result of our integration of an acquired brand;

•	that a business combination will enhance our competitive position and business prospects;

•	that we will be successful if we enter categories or markets in which we have limited or no prior experience;

•	that we will not experience difficulties with customers, personnel or other parties as a result of a business combination; or

•	that, with respect to our acquisitions outside the United States, we will not be affected by, among other things, exchange rate risk.

Companies or brands acquired may not achieve the level of sales or profitability that justify the investment made.

We cannot be certain that we will be successful in:

•	integrating an acquired brand’s distribution channels with our own;

•	coordinating sales force activities of an acquired brand or in selling the products of an acquired brand to our customer base; or

•	integrating an acquired brand into our management information systems or integrating an acquired brand’s products into our product mix.

Additionally, integrating an acquired brand into our existing operations will require management resources and may divert management’s attention from our day-to-day operations. If we are not successful in integrating the operations of acquired brands, our business could be harmed.

We May Face Difficulties as We Expand Our Operations into Countries in Which We Have No Prior Operating Experience

We intend to continue to expand our global footprint in order to enter into new markets. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have a material adverse effect on our business.

We are Dependent Upon the Services of Our Chief Executive Officer

We are highly dependent upon the services of Irwin D. Simon, our Chairman of the Board, President and Chief Executive Officer. We believe Mr. Simon’s reputation as our founder and his expertise and knowledge in the natural and organic products industry are critical factors in our continuing growth. His relationships with customers and suppliers are not easily found elsewhere in the natural and organic products industry. The loss of the services of Mr. Simon could harm our business.

We Rely on Independent Distributors for a Substantial Portion of Our Sales

We rely upon sales made by or through non-affiliated distributors to customers. Distributors purchase directly for their own account for resale. One distributor, United Natural Foods, Inc., which redistributes products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 21%, 21% and 19% of our net sales for the fiscal years ended June 30, 2011, 2010, and 2009, respectively. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

Consolidation of Customers or the Loss of a Significant Customer Could Negatively Impact our Sales and Profitability

Retail customers, such as supermarkets and food distributors in the U.S. and the European Union continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases or demand increased promotional programs, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on us.

Our largest customer, United Natural Foods, Inc., a distributor, accounted for approximately 21%, 21% and 19% of our net sales for the fiscal years ended June 30, 2011, 2010, and 2009, respectively. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

We do not generally enter into sales agreements with our customers. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

Loss of One or More of Our Manufacturing Facilities or Independent Co-Packers or Distribution Centers Could Harm Our Business

For the fiscal years ended June 30, 2011, 2010 and 2009, approximately 45%, 40% and 50%, respectively, of our revenue was derived from products manufactured at our own manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, which may be caused by work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as the interruption of operations is resolved or an alternate source of production could be secured.

During fiscal 2011, 2010 and 2009, approximately 55%, 60% and 50%, respectively, of our revenue was derived from products manufactured at independent co-packers. In some cases an individual co-packer may produce all of our requirements for a particular brand. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms in a timely manner. Therefore, the loss of one or more co-packers, disruptions or delays at a co-packer, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, the success of our business depends, in large part, upon the establishment and maintenance of dependable transportation systems and a strong distribution network. A disruption in transportation services could result in an inability to supply materials to our or our co-packers’ facilities. We utilize distribution centers which are managed by third parties. Activity at these distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters or bankruptcy or other financial issues affecting the third party providers. Any extended disruption in the distribution of our products could have a material adverse effect on our business.

If We Do Not Manage Our Supply Chain Effectively, Our Operating Results May be Adversely Affected

The inability of any supplier of raw materials, independent co-packer or third party distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

Our Future Results of Operations May be Adversely Affected by the Availability of Organic Ingredients

Our ability to ensure a continuing supply of organic ingredients at competitive prices depends on many factors beyond our control, such as climate conditions, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

The organic ingredients that we use in the production of our products (including, among others, fruits, vegetables, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of organic ingredients or increase the prices of organic ingredients. If our supplies of organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.

We also compete with other manufacturers in the procurement of organic product ingredients, which may be less plentiful in the open market than conventional product ingredients. This competition may increase in the future if consumer demand for organic products increases. This could cause our expenses to increase or could limit the amount of product that we can manufacture and sell.

Our Future Results of Operations May be Adversely Affected by Increased Fuel, Raw Materials and Commodity Costs

Many aspects of our business have been, and may continue to be, directly affected by the rising cost of fuel and commodities. Increased fuel costs translate into increased costs for the products and services we receive from our third party providers including, but not limited to, increased distribution costs for our products and increased packaging costs. Agricultural commodities and ingredients, including wheat, corn, soybeans, nuts and oils, are the principal inputs used in our products. These items are subject to price volatility which can be caused by commodity market fluctuations, crop yields, weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, natural disasters and government programs and policies among other factors. We seek to offset the impact of these cost increases with a combination of cost savings initiatives, operating efficiencies and price increases to our customers. However, if we are unable to fully offset such cost increases our financial results could be adversely affected.

The Profitability of Our Operations is Dependent on Our Ability to Implement and Achieve Targeted Savings and Efficiencies from Cost Reduction Initiatives

We continuously initiate productivity plans to improve our profitability and offset many of the input cost increases which are outside of our control. Our success depends on our ability to execute and realize cost savings and efficiencies from our operations. If we are unable to fully implement our productivity plans and achieve our anticipated efficiencies our profitability may be adversely impacted.

Our profit margins also depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carry out stock-keeping unit (“SKU”) rationalization programs from time to time, which may result in the discontinuation of numerous lower-margin or low-turnover SKUs. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, hence impeding our effort to manage our inventory efficiently and thereby increasing our costs.

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

We hold assets and incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the British pound, Canadian dollar, and the Euro. Our consolidated financial statements are presented in U.S. dollars, and therefore we must translate the assets, liabilities, revenue, and expenses into U.S. dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar during a period may unpredictably and adversely impact our consolidated operating results and our asset and liability balances in our consolidated financial statements, even if their value has not changed in their original currency.

During fiscal 2011, approximately 19.5% of our net sales were generated outside the United States, while such sales outside the U.S. were 21.3% of net sales in 2010 and 18.5% in 2009. Sales from outside our U.S. markets may continue to represent a significant portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•	periodic economic downturns and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	price and foreign currency exchange controls;

•	fluctuations in the relative values of currencies;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;

•	compliance with applicable foreign laws;

•	the imposition of tariffs or quotas;

•	changes in tax laws; and

•	difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors.

Our Inability to Use Our Trademarks Could Have a Material Adverse Effect on Our Business

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food, beverage, personal care and household products industries. Although we endeavor to protect our trademarks and trade names, there can be no assurance that these efforts will be successful, or that third parties will not challenge our right to use one or more of our trademarks or trade names. We believe that our trademarks and trade names are significant to the marketing and sale of our products and that the inability to utilize certain of these names could have a material adverse affect on our business, results of operations and financial condition.

In addition, we market products under brands licensed under trademark license agreements, including Linda McCartney®, the Sesame Street name and logo and other Sesame Street intellectual property on certain of our Earth’s Best® products, Candle Cafe™ and our Martha Stewart Clean™ brand. We believe that these trademarks have significant value and are instrumental in our ability to create and sustain demand for and to market those products offerings. We cannot assure you that these trademark license agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademark license agreements may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks and suspend sales of products using such trademarks.

New or Existing Government Regulations Could Adversely Affect Our Business

We are subject to a variety of laws and regulations in the United States, Canada and other countries where we manufacture, distribute and/or sell our food, beverage, personal care, and household products. These laws and regulations apply to many aspects of our operations, including the manufacture, packaging, labeling, distribution, advertising, and sale of our products.

We comply with regulatory requirements set forth by the FDA, USDA, Federal Trade Commission (“FTC”), Environmental Protection Agency (“EPA”), Canadian Food Inspection Agency (“CFIA”) and other foreign regulators as well as state and local government agencies. The U.S. Food Safety Modernization Act passed in January, 2011 grants the FDA greater authority over the safety of the national food supply with a specific emphasis on imported foods, which may cause delays on imported ingredients and finished goods. In addition, we advertise our products and could be the target of claims relating to false or deceptive advertising under foreign laws and U.S. federal and state laws, including the consumer protection statutes of some states.

As a publicly traded company, we are further subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ® Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws recently enacted by Congress. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Several proposed regulatory activities may have an adverse effect on our business:

•	The USDA’s National Organic Program (“NOP”) is reevaluating the use and certification of accessory nutrients in organic foods and defining organic personal care standards.

•

The growth in international markets requires organic equivalence agreements, which have already been established between US and Canada as well as EU and Canada, in an effort to reduce and potentially eliminate trade barriers across the globe.

•

The FDA’s Safe Cosmetics Act of 2011 would ensure that personal care products are formulated with ingredients deemed safe by regulatory authorities and that all ingredients are fully disclosed on package labels.

•

The state legislative environment, specifically the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65, defines maximum daily exposure levels of substances that may cause developmental or cancer risk in individuals. Where research efforts have failed to reduce chemicals like acrylamide that are naturally produced in fried and roasted products, warning labels may be required at point-of-sale for food and beverage products. Additionally, while we have commercialized BPA-free packaging, there are no alternatives to metal can linings used in acidic products at this time.

•

Legislative and regulatory authorities in the U.S., Canada and internationally will likely require manufacturers to consider using alternative energy sources to minimize climate change and reduce greenhouse gas emissions

We do not know whether or not any of the above will be realized and/or to what degree these proposed regulatory changes may impact our domestic and international food, personal care and household products. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs, interruptions or delays, any of which could adversely affect the operations and financial condition of our business.

New or revised government laws and regulations as well as increased enforcement by government agencies could result in additional compliance costs; civil remedies, including fines, injunctions, withdrawals, recalls or seizures; confiscations as well as potential criminal sanctions, any of which could adversely affect the operations and financial condition of our business.

Failure by Co-packers or Suppliers of Raw Materials to Comply with Food Safety, Environmental or Other Regulations may Disrupt our Supply of Certain Products and Adversely Affect our Business

Our co-packers and other suppliers are subject to a number of regulations, including food safety and environmental regulations. Failure by any of our co-packers or other suppliers to comply with regulations, or allegations of compliance failure, may disrupt their operations. Disruption of the operations of a co-packer or other suppliers could disrupt our supply of product or raw materials, which could have an adverse effect on our business or consolidated results of operations. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect our business or consolidated results of operations.

If the Reputation of One or More of Our Leading Brands Erodes Significantly, it Could Have a Material Impact on Our Results of Operations

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

We May be Subject to Significant Liability Should the Consumption of Any of Our Products Cause Illness or Physical Harm

The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may lead to a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

An Impairment in the Carrying Value of Goodwill or Other Acquired Intangible Assets Could Materially and Adversely Affect our Consolidated Results of Operations and Net Worth

As of June 30, 2011, we had approximately $789 million of goodwill and other intangible assets (primarily indefinite-lived intangible assets associated with our brands) on our balance sheet as a result of the acquisitions we have made since our inception. The value of these intangible assets depends on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to these intangibles may be caused by factors outside of our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in market interest rates or lower than expected sales and profit growth rates. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived brands. Impairment analysis and measurement is a process that requires considerable judgment. Our determination of whether a goodwill impairment has occurred is based on a comparison of each of our reporting units’ estimated fair value with its carrying value. Our determination of whether an impairment has occurred in our indefinite-lived brands is based on a comparison of the book value of the brand and its fair value. We determine the fair value of our indefinite-lived intangibles using the relief from royalty method. Significant and unanticipated changes could require a charge for impairment in a future period that could substantially affect our consolidated earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth.

During the third quarter of fiscal 2009 we recorded a pre-tax non-cash goodwill impairment charge of $49.6 million related to our Europe and Protein reporting units, including $7.6 million attributed to the then minority interest of HPP, and a non-cash impairment charge of $3.0 million related to a customer relationship in the United Kingdom. Our reviews in 2010 and 2011 did not indicate an impairment; however, if our common stock price trades below book value per share for a sustained period, if there are changes in market conditions or a future downturn in our business, or if future interim or annual impairment tests indicate an impairment of our goodwill or indefinite-lived intangible assets, we may have to recognize additional non-cash impairment charges which may materially adversely affect our consolidated results of operations and net worth. For further details, see Note 8 (“Goodwill and Other Intangible Assets”) to our consolidated financial statements for the year ended June 30, 2011.

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

Our Business Operations Could Be Disrupted If Our Information Technology Systems Fail to Perform Adequately

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, system failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business.

Litigation and Regulatory Enforcement Concerning Marketing and Labeling of Food Products Could Have a Material Impact on Our Results of Operations

The marketing and labeling of food and personal care products in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, deceptive and unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California). The FTC and/or a state attorney general may bring legal action that seeks removal of a product from the market, warnings, fines and penalties. Even when not merited, class actions, proceedings by the FTC or state attorney general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers as well as damage to our brands.

Our Officers and Directors and 10% or Greater Beneficial Owners May Be Able to Control Our Actions

Our officers and directors and 10% or greater beneficial owners, including the Icahn Group, beneficially owned (assuming the exercise of all stock options held by our officers and directors) approximately 21.6% of our common stock as of June 30, 2011. Accordingly, our officers and directors and 10% or greater beneficial owners may be in a position to influence the election of our directors and otherwise influence stockholder action.

In addition, on July 7, 2010, we entered into an agreement with certain investment funds managed by Carl C. Icahn, or the Icahn Group (the “Icahn Group”). Pursuant to our agreement with the Icahn Group, we have approved the Icahn Group becoming the beneficial owner of 15%, but not more than 20%, of our common stock on the condition that the definition of “interested stockholder” in Section 203 of the Delaware General Corporation Law is deemed amended to substitute 20% for 15%, and Section 203, as so amended, is applicable to, and in full force and effect, for the Icahn Group and us. According to the Form 4 filed by the Icahn Group on March 17, 2011, the Icahn Group beneficially owned an aggregate of 7,130,563 shares of our common stock or 16.4% of our outstanding common stock (based upon the 43,456,601 shares of our common stock stated to be outstanding as of May 4, 2011 in our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011). As a result, the Icahn Group could increase its beneficial ownership of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our primary facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Headquarters Office	Melville, NY	35,000	2012
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing & distribution (Grocery)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods)	West Chester, PA	105,000	Owned
Manufacturing (Vegetable chips)	Moonachie, NJ	75,000	Owned
Manufacturing & distribution (Snack products)	Lancaster, PA	57,000	2013
Manufacturing & distribution (Grocery)	Shreveport, LA	37,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2015
Manufacturing (Meat alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks and personal care products)	Ontario, CA	375,000	2012
Distribution center (Snack products)	Lancaster, PA	99,000	2012
Distribution center (Tea)	Boulder, CO	81,000	2014
Distribution center (Meat alternatives)	Boulder, CO	45,000	Month to month
Distribution center (Personal care)	Culver City, CA	26,000	2012
Manufacturing and offices (Meat alternatives)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and offices (Soymilk & other non-dairy products)	Eitorf, Germany	46,000	2012
Manufacturing (Fresh prepared food products)	Brussels, Belgium	20,000	2013
Distribution center and offices (Natural & organic food products)	Aalter, Belgium	80,000	2018
Manufacturing & offices (Meat-free frozen products)	Fakenham, England	101,000	Owned
Manufacturing and offices (Organic food products)	Andiran, France	39,000	Owned
Distribution (Organic food products)	Nerrac, France	18,000	Owned
Manufacturing and distribution	Larvik, Norway	16,000	2019
Manufacturing & offices (Fresh prepared food products)	Luton, England	97,000	2015

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

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our Common Stock for each fiscal quarter from July 1, 2009 through June 30, 2011.

	Common Stock
	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$24.99	$19.20	$19.77	$14.88
Second Quarter	28.49	23.35	19.90	14.92
Third Quarter	33.25	25.59	18.17	14.45
Fourth Quarter	37.24	30.30	23.56	17.04

As of August 19, 2011, there were 370 holders of record of our Common Stock.

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

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)		(b)	(c)	(d)
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans(2)
April 2011	42,297	(1)	$33.14	—	900,300
May 2011	193	(1)	$33.56	—	—
June 2011	444	(1)	$32.17	—	—

Total	42,934		$33.13	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares vested and issued under stockholder approved stock based compensation plans.

(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

Equity Compensation Plan Information

The following table sets forth certain information, as of June 30, 2011, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	3,497,752	$17.35	3,599,303
Equity compensation plans not approved by security holders	None	None	None
Total	3,497,752	$17.35	3,599,303

(1)	Of the 3,599,303 shares available for future issuance under our equity compensation plans, 3,508,508 shares are available for grant under the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and 90,795 shares are available for grant under the 2000 Directors Stock Plan.

Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index and to the Standard & Poor’s Packaged Foods and Meats Index (in which we are included) for the period from June 30, 2006 through June 30, 2011. The comparison assumes $100 invested on June 30, 2006.

Item 6.	Selected Financial Data

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. Beginning on July 1, 2009, the revenues and expenses of HPP are no longer consolidated. See Note 2 of Notes to Consolidated Financial Statements. (Amounts are in thousands except for per share amounts.)

	Year Ended June 30,
	2011	2010	2009	2008	2007
Operating results:
Net sales (a)	$1,130,257	$917,337	$1,122,734	$1,046,593	$892,163
Net income (loss) attributable to The Hain Celestial Group, Inc. (b)	$54,982	$28,619	$(24,723)	$41,221	$47,482
Basic income (loss) per common share (b)	$1.27	$0.70	$(0.61)	$1.03	$1.21
Diluted income (loss) per common share (b)	$1.23	$0.69	$(0.61)	$.99	$1.16
Financial position:
Working capital	$200,381	$174,967	$212,592	$246,726	$198,524
Total assets	$1,333,504	$1,198,087	$1,123,496	$1,259,384	$1,058,456
Long-term debt	$229,540	$225,004	$258,372	$308,220	$215,446
Stockholders’ equity	$866,703	$765,723	$701,323	$742,811	$696,956

(a)	Net sales amounts for fiscal 2009, 2008 and 2007 have been revised to reflect the reclassification of certain promotional expenses from selling, general and administrative expenses to a reduction of net sales.
(b)	The net loss in fiscal 2009 includes goodwill and other intangibles impairment charges of $52.6 million, or $1.20 per share. See Note 8 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2011 Consolidated Financial Statements and the related Notes and “Item 1A. Risk Factors” contained in this Annual Report on Form 10-K for the year ended June 30, 2011. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

We manufacture, market, distribute and sell natural and organic products, under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthy Way of Life™. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well known brands. We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products, including food, beverage, personal care and household products. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We market our products through a network of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market and on-line retailers, drug store chains, food service channels and club stores. We manufacture internationally and our products are sold in more than 50 countries.

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

Our sales and profits have increased during a period of challenging macroeconomic conditions. We continue to monitor the economic and political environment and anticipate that high unemployment and uncertainty may affect consumer confidence, behavior and spending. In addition, we expect that higher input costs will affect future periods. We strive to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers. We continue to invest in our brands to deliver value to consumers. Our recent acquisitions of The Greek Gods yogurt and Sensible Portions snacks brands have achieved increased sales over their pre-acquisition results. Initial results from our two most recent acquisitions in Europe, Danival SAS and GG UniqueFiber AS, are encouraging. We will continue to evaluate potential acquisitions of complementary brands, both domestically and internationally. Published independent syndicated consumption data (consumption data measures sales scanned through cash registers at retail) and similar information provided directly by retailers indicate that our consumption trends at certain retailers continued to improve. We monitor consumption trends as part of the total mix of information used to evaluate expectations of future sales.

Recent Developments

Acquisitions

During the quarter ended March 31, 2011 we completed two acquisitions in Europe. We acquired Danival SAS, a manufacturer of certified organic food products based in France. Danival’s product line includes over 200 branded organic sweet and salted grocery, fruit, vegetable and delicatessen products currently distributed in Europe. The Danival acquisition complements the organic food line of our existing Lima brand in Europe and we expect it to provide additional opportunities to us through expanded distribution of Danival’s products in Europe, the United States and Asia. We also acquired GG UniqueFiber AS, a manufacturer of all natural high fiber crackers based in Norway. GG UniqueFiber’s products are distributed through independent distributors in the United States and Europe. The GG UniqueFiber acquisition broadens our offerings of whole grain and high fiber products, for which we believe we can provide expanded distribution.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

NET SALES

Net sales for the year ended June 30, 2011 were $1.13 billion, an increase of $212.9 million from net sales of $917.3 million for the year ended June 30, 2010.

Our net sales in the United States were $910.1 million, an increase of $187.9 million from last year’s net sales of $722.2 million. The sales increase was directly related to improved consumption and was led by our Earth’s Best brand and renewed growth in our personal care brands, as well as sales from the acquisition of The Greek Gods yogurt and a full year of sales of Sensible Portions, acquired in last year’s fourth quarter.

Our international sales were $220.2 million in fiscal 2011, accounting for 19.5% of our consolidated net sales, an increase of $25.1 million from international sales of $195.1 million in fiscal 2010. Sales in Europe increased $17.2 million, or 13.0%, with minimal impact from changes in foreign exchange rates. Sales by our continent-based European operations increased by $14.9 million for the year ended June 30, 2011, including sales from Danival and GGUniqueFiber, compared to the prior year. Sales in the United Kingdom increased $2.4 million as we had increased sales of our Linda McCartney meat-free frozen foods and our frozen desserts.

GROSS PROFIT

Gross profit for the year ended June 30, 2011 was $319.5 million, an increase of $68.3 million, or 27.2%, from last year’s gross profit of $251.2 million. Gross profit in fiscal 2011 was 28.3% of net sales compared to 27.4% of net sales for fiscal 2010.

The improved gross profit percentage resulted from the mix of product sales, including the sales from The Greek Gods and Sensible Portions acquisitions, which have relatively higher gross profit margins, and productivity improvements and cost savings which partially offset input cost increases. Our gross profit in fiscal 2010 was impacted by a decrease in the gross profit at our United Kingdom food-to-go operations, which resulted from the phasing out of production of sandwiches supplied to Marks and Spencer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $212.5 million, an increase of $39.8 million, or 23.0%, in 2011 from $172.7 million in fiscal 2010. Selling, general and administrative expenses as a percentage of net sales was 18.8% in fiscal 2011 and fiscal 2010.

SG&A expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including $3.5 million of increased amortization expense related to identified intangibles. Selling, general and administrative expenses also included $8.9 million of increased costs related to the Company’s long-term incentive plans. Selling, general and administrative expenses included approximately $1.7 million of expenses related to litigation in the year ended June 30, 2010.

ACQUISITION RELATED EXPENSES AND RESTRUCTURING CHARGES

We incurred acquisition and integration related expenses aggregating $3.5 million in the year ended June 30, 2011 related to the acquisitions of The Greek Gods yogurt brand, Danival SAS and GG UniqueFiber SA and other acquisition and integration activities, which was offset by $4.2 million of net expense reduction related to adjustments in the carrying values of contingent consideration. We also incurred approximately $0.8 million of restructuring expenses, primarily related to the closing of a small production facility in the United Kingdom.

In the year ended June 30, 2010, we incurred approximately $3.6 million of acquisition related expenses, including approximately $0.6 million of employee termination and exit costs. We also incurred approximately $3.7 million of restructuring expenses during the year ended June 30, 2010 related to the consolidation of our Daily Bread production activities into our Luton, United Kingdom facility.

OPERATING INCOME (LOSS)

Operating income was $106.7 million for the year ended June 30, 2011 compared to $71.1 million in the prior year. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 9.4% in fiscal 2011 compared with 7.8% for the year ended June 30, 2010.

INTEREST AND OTHER EXPENSES, NET

Interest and other expenses, net were $12.3 million for the year ended June 30, 2011 compared to $11.8 million for fiscal 2010.

Interest expense totaled $13.0 million for the year ended June 30, 2011, which was primarily related to interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit facility and interest accretion on contingent consideration. Interest expense for fiscal 2010 was $10.1 million. The increase in interest expense resulted from a combination of higher borrowings under our revolving credit facility used to fund our recent acquisitions and the interest accretion on contingent consideration of $1.7 million. Other expenses includes approximately $2.1 million of exchange gains for the year ended June 30, 2011 compared to $0.7 million of exchange losses in the prior year. Also included in other expenses for the year ended June 30, 2010 is a $1.2 million non-cash impairment charge for an other-than-temporary decline in the fair value of our investment in the shares of Yeo Hiap Seng Limited, a Singapore-based natural food and beverage company listed on the Singapore Stock Exchange.

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES

Income before income taxes and equity in the after tax earnings of our equity-method investees for the year ended June 30, 2011 was $94.4 million compared to $59.4 million in the prior year. The increase was due to the items discussed above.

INCOME TAXES

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $37.3 million in fiscal 2011 compared to $29.0 million in fiscal 2010.

Our effective income tax rates for the years ended June 30, 2011 and 2010 were 39.5% and 48.9%, respectively. The effective tax rate in both years was affected by losses incurred in the United Kingdom for which no deferred tax benefit is currently being recorded. Additionally, in fiscal 2010, the Company recorded valuation allowances of $3.2 million for deferred tax assets in the United Kingdom recorded prior to fiscal 2010. The impact of the United Kingdom losses and deferred tax valuation allowances on the effective tax rate in fiscal 2011 was to increase it 3.9 percentage points and in fiscal 2010 was to increase it 10.7 percentage points. Until an appropriate level of profitability is attained, we expect to continue to record and maintain a valuation allowance on our net deferred tax assets related to future United Kingdom tax benefits. If we are able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The fiscal 2011 year effective tax rate was also favorably impacted by an increase in the benefit for the domestic production activities deduction of $1.4 million. The fiscal 2011 and 2010 effective income tax rates differed from the federal statutory rate primarily due to the items noted above as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, the ability to utilize carryforward losses against which we have recorded valuation allowances, enacted tax legislation, state and local income taxes and tax audit settlements.

EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES

Our share in the net earnings from our investments in HPP and HHO for year ended June 30, 2011 was a loss of $2.1 million for the year ended June 30, 2011 compared to a loss of $1.7 million for the year ended June 30, 2010. HPP’s results for fiscal 2011 included approximately $7.9 million of net loss (of which $3.9 million is included in the Company’s portion of HPP’s earnings) related to the impairment of long lived assets previously used in HPP’s divested Kosher Valley operation. HPP’s results for fiscal 2010 included approximately $4.6 million of net loss related to its Kosher Valley brand. HPP’s profitable antibiotic-free chicken and turkey results were more than offset by the losses incurred in the start-up of the Kosher Valley brand. In the fourth quarter of fiscal 2010, HPP divested its Kosher Valley brand in a transaction with Empire Kosher Poultry, Inc. (“Empire”), wherein the Kosher Valley brand and customer relationships were exchanged for an equity interest in Empire.

NET INCOME (LOSS)

Net income for the year ended June 30, 2011 was $55.0 million, or $1.23 per diluted share, compared to $28.6 million, or $0.69 per diluted share, for the year ended June 30, 2010. The increase of $26.4 million in earnings was attributable to the factors noted above.

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

Our net sales in the United States were $722.2 million, a decrease of $192.7 million from last year’s net sales of $914.9 million, which includes HPP’s sales of $165.7 million. The balance of the decrease resulted from a number of factors, including increased promotional spending (which is recorded as a reduction of sales), which is targeted at increasing consumption, distributor and retailer destocking, the SKU rationalization implemented in the fourth quarter of fiscal 2009 and decreased sales of our personal care products. These decreases were partially offset by sales increases in other channels and the commencement of sales to our Hong Kong joint venture which we expect will expand the distribution of our global brands in Asia; however, there can be no assurances that we will realize such benefits from the joint venture.

Our international sales were $195.1 million in fiscal 2010, accounting for 21.3% of our consolidated sales, a decrease of $12.7 million from fiscal 2009. Favorable changes in foreign exchange rates slightly mitigated the decrease over the prior year’s sales. Our sales in both Canada and continental Europe increased over the prior year, but these increases were more than offset in the United Kingdom with the phasing out of the supply of fresh sandwiches to Marks and Spencer.

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

Selling, general and administrative expenses have decreased primarily as a result of the savings from the cost reduction initiatives we implemented in fiscal 2009 and $10.9 million of expense reported by HPP in the year ended June 30, 2009. HPP’s lower selling, general and administrative expense ratio impacted the comparison to fiscal 2009 by 190 basis points. Selling, general and administrative expenses included approximately $1.7 million of expenses related to litigation in the year ended June 30, 2010. Selling, general and administrative expenses in fiscal 2009 included a $1.4 million charge to settle a personal injury litigation matter and $4.4 million of professional fees incurred in connection with the investigation of our stock option practices, which were partially offset by a $3.0 million insurance reimbursement.

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

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES

Income before income taxes and equity in the after tax earnings of our equity-method investees for the year ended June 30, 2010 was $59.4 million compared to a loss of $23.8 million in the prior year. The improvement is primarily attributable to the impairment charges for goodwill and other intangible assets at HPP and in Europe in the prior year.

INCOME TAXES

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $29.0 million in fiscal 2010 compared to $5.6 million in fiscal 2009.

Our effective income tax rate was 48.9% of pre-tax income for fiscal 2010. The effective tax rate for fiscal 2010 was impacted by approximately $6.4 million of valuation allowances recorded related to carryforward losses and deferred tax assets in the Company’s United Kingdom operations. The Company’s United Kingdom operations have incurred losses in recent years, having been affected by restructuring and other charges, such as the costs incurred in connection with the recent consolidation of its food-to-go production facilities, the phase out of sales to Marks and Spencer, as well as the economy in the United Kingdom. These losses represented sufficient evidence for management to determine that a full valuation allowance for these deferred tax assets was appropriate in accordance with accounting standards. The valuation allowances recorded included approximately $3.2 million of deferred tax assets recorded in prior years. The impact of the United Kingdom losses on the effective tax rate in fiscal 2010 was to increase it 11.0 percentage points. In fiscal 2009, we had income tax expense of $5.6 million and a pre-tax loss of $23.8 million. The fiscal 2009 tax provision was impacted by impairment losses on intangible assets recognized, of which approximately $40.7 million was nondeductible for tax purposes and which were treated as discrete tax items. The fiscal 2010 and 2009 effective income tax rates differed from the federal statutory rate primarily due to the items noted above as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, the ability to utilize carryforward losses against which we have recorded valuation allowances, enacted tax legislation, state and local income taxes and tax audit settlements.

EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES

Our share of the after-tax loss from our investment in HPP was $1.7 million for the year ended June 30, 2010. HPP’s results for the year included approximately $4.6 million of net loss related to its Kosher Valley brand. HPP’s profitable antibiotic-free chicken and turkey results were more than offset by the losses incurred in the start-up of the Kosher Valley brand. In the fourth quarter of fiscal 2010, HPP divested its Kosher Valley brand in a transaction with Empire Kosher Poultry, Inc. (“Empire”), wherein the Kosher Valley brand and customer relationships were exchanged for an equity interest in Empire. HPP recorded a pre-tax gain of approximately $0.3 million on the exchange. Empire is one of the country’s most established kosher poultry processors. In the year ended June 30, 2009, HPP’s results were consolidated into the Company’s results.

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

Our cash balance increased $10.3 million during the year ended June 30, 2011 to $27.5 million. Our working capital was $200.4 million at June 30, 2011, an increase of $25.4 million from $175.0 million at the end of fiscal 2010. The increase was due principally to a $29.1 million increase in accounts receivable, a $14.1 million increase in inventories and an increase of $10.3 million in cash, offset by a $31.8 million increase in accounts payable and other current liabilities.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2011, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

Years ended June 30,	2011	2010	2009
Cash flows provided by (used in):
Operating activities	$58,658	$71,030	$21,625
Investing activities	(55,483)	(62,758)	3,205
Financing activities	7,134	(32,381)	(39,734)
Exchange rate changes	(58)	(33)	(2,201)

Net increase (decrease) in cash	$10,251	$(24,142)	$(17,105)

Net cash provided by operating activities was $58.7 million for the year ended June 30, 2011, compared to $71.0 million provided in fiscal 2010 and $21.6 million provided in fiscal 2009. The decrease in cash provided by operations in fiscal 2011 as compared to fiscal 2010 resulted from a $45.1 million decrease due to changes in our working capital, partially offset by a $32.7 million increase in net income and other non-cash items. With the increase in our sales, from both acquisitions as well as internal performance, our accounts receivable and inventories both increased over the prior year’s comparisons. Additionally, as a result of the increase in our income, we used more cash for income tax payments. The increase in cash provided by operating activities in 2010 resulted from a $12.6 million increase in our net income and other non-cash items and a $36.8 million increase from changes in our working capital.

In the year ended June 30, 2011, we used $55.5 million of cash in investing activities. We used $45.3 million of cash in connection with our acquisitions of the assets and business of 3 Greek Gods LLC, Danival SAS and GG UniqueFiber AS and $11.5 million for capital expenditures. This was partially offset by proceeds from the sale of property, plant and equipment of $1.6 million. We also received $3.5 million of repayments of advances made to HPP and loaned $3.8 million of cash to Hutchison Hain Organic Holding Limited, our Hong Kong joint venture. We used cash in investing activities of $62.8 million during the year ended June 30, 2010. We used $51.4 million of cash in connection with our acquisitions of the assets and business of World Gourmet Marketing L.L.C. and Churchill Food Products, Ltd. We also used $11.4 million of cash in investing activities in connection with capital additions. We had cash flows from investing activities in fiscal 2009 of $3.2 million, principally as a result of $18.5 million of funds repaid to us by HPP from the proceeds of their new credit facility. This was partially offset by $13.0 million of capital expenditures made, and $1.0 million of payments made related to previous acquisitions.

Net cash of $7.1 million was provided by financing activities for the year ended June 30, 2011. We had proceeds from exercises of stock options of $17.9 million in fiscal 2011. We used $4.1 million of borrowings, net, drawn under our Credit Agreement and used cash of $14.8 million to settle the first payment of contingent consideration due in connection with the Greek Gods acquisition. We used cash of $32.4 million in financing activities for the year ended June 30, 2010, principally as a result of repaying $33.4 million of outstanding borrowings under our credit facility, which was partially offset by $2.1 million of cash proceeds from stock option exercises. We used cash of $39.7 million in financing activities for the year ended June 30, 2009, principally as a result of repaying $47.2 million of outstanding borrowings under our credit facility. This was partially offset by $5.3 million of cash proceeds from stock option exercises and the repayment of $2.9 million of advances from the minority shareholder in our HPP joint venture.

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

Years ended June 30,	2011	2010	2009
Cash flow provided by operating activities	$58,658	$71,030	$21,625
Purchases of property, plant and equipment	(11,490)	(11,428)	(12,990)

Operating free cash flow	$47,168	$59,602	$8,635

Our operating free cash flow was $47.2 million for the year ended June 30, 2011, a decrease of $12.4 million from the year ended June 30, 2010. The decrease in our operating free cash flow resulted from the decrease in our cash flow from operations, as discussed above. Our operating free cash flow for the year ended June 30, 2010 increased $51.0 million from the year ended June 30, 2009. The improvement in our operating free cash flow in that year resulted from the increase in our cash flow from operations. We have maintained our capital spending at slightly lower than historical levels as a result of the recent economic uncertainties. We expect that our capital spending for the next fiscal year will be approximately $20 million.

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2011 and 2010, $150.0 million of the senior notes was outstanding.

We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2011 and 2010, there were $79.0 million and $74.9 million of borrowings outstanding, respectively, under the Credit Facility.

The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature.

Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2011 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations (1)	$284,234	$12,267	$23,818	$248,149	—
Capital lease obligations	109	40	57	12	—
Operating lease obligations	22,906	9,239	7,887	3,257	$2,523
Purchase obligations	39,092	25,165	12,494	1,433	—
Other long-term liabilities (2)	123,648	98,840	24,808	—	—

Total contractual obligations	$469,989	$145,551	$69,064	$252,851	$2,523

(1)	Including interest.
(2)	As of June 30, 2011, we had non-current unrecognized tax benefits of $0.4 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.

We believe that our cash on hand of $27.5 million at June 30, 2011, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2012 capital expenditures of approximately $20 million, and the $21.5 million of debt and lease obligations described in the table above, during the 2012 fiscal year.

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

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While United Natural Foods, Inc. represented approximately 16% and KeHE Distributors LLC represented approximately 11% of our trade receivable balance at June 30, 2011, we believe there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken that we expect will be collectible and repaid in the near future in the form of a chargeback receivable. While our estimate of this receivable balance could be different had we used different assumptions and made different judgments, historically our cash collections of this type of receivable have been within our expectations and no significant write-offs have occurred during the most recent three fiscal years.

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

The accounting for the acquisitions we have made requires that the assets and liabilities acquired be recorded at their respective fair values at the date of acquisition. This requires management to make significant estimates in determining the fair values, especially with respect to intangible assets, including estimates of expected cash flows, expected cost savings and the appropriate weighted average cost of capital. As a result of these significant judgments to be made we often obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price (including, prior to fiscal 2010, transaction costs) over the estimated fair values of the net assets acquired is recorded as goodwill. See Note 5 of the Notes to Consolidated Financial Statements.

In connection with some of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. Prior to fiscal 2010, the estimated cost of these restructuring activities were also included as costs of the acquisition and, as such, affected the ultimate recording of goodwill. Under the accounting guidance adopted by us effective July 1, 2010, these costs must now be expensed.

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

Goodwill and Intangible Assets

The carrying value of goodwill, which is allocated to the Company’s reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment as of the first day of the fourth quarter of each fiscal year, and on an interim basis if events or circumstances warrant it. Events or circumstances that might indicate an interim valuation is warranted include unexpected business conditions, economic factors or a sustained decline in the Company’s market capitalization below the Company’s carrying value. The impairment test requires us to estimate the fair values of our reporting units. The estimate of the fair values of our reporting units are based on the best information available as of the date of the assessment. We generally use a blended analysis of the present value of discounted cash flows and the market valuation approach. The discounted cash flow model uses the present values of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital. The market valuation approach indicates the fair value of a reporting unit based on a comparison to comparable publicly traded firms in similar businesses. Estimates used in the market value approach include the identification of similar companies with comparable business factors. Changes in economic and operating conditions impacting the assumptions we made could result in additional goodwill impairment in future periods. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired. At this point we proceed to a step two analysis, wherein we measure the excess, if any, of the carrying value of a reporting unit’s goodwill over its implied fair value, and record the impairment loss indicated.

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

We completed our annual impairment testing of goodwill and our trade names as of April 1, 2011, with the assistance of an independent valuation firm. The analysis and assessment of these assets indicated that no impairment was required as the fair values exceeded the recorded carrying values. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The fair value of our Europe reporting unit exceeded its carrying values by less than 10%. This reporting unit represented approximately 3% of our remaining goodwill balance as of April 1, 2011. Holding all other assumptions constant at the testing date, a one percentage point increase in the discount rate used in the testing of this unit would reduce the estimated fair value below its carrying value, indicating a possible impairment. While we believe this operation can support the value of goodwill reported, this reporting unit is the most sensitive to changes in the underlying assumptions.

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

Note Regarding Forward Looking Information

Certain statements contained in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include the following: (i) our intentions for growth through acquisitions as well as internal expansion; (ii) our beliefs regarding the integration of our brands and the resulting impact thereof; (iii) our expectations that we will achieve expanded distribution of the Danival and GG UniqueFiber products and that our joint venture in Hong Kong will expand the distribution of our brands in Asia; (iv) our statements regarding the introduction of new products and the impact on our revenues and margins; (v) our beliefs regarding the positioning of our business for the future and our long-term strategy for sustainable growth; (vi) our expectations concerning consumption trends; (vii) our beliefs that we will continue to derive benefits from new products;

(viii) our beliefs regarding the interest rate of our cash and cash equivalent investments; (xi) our belief that our sources of liquidity are adequate to fund our anticipated operating and cash requirements for the next twelve months; (x) our belief that there is no impairment in the carrying value of property, plant and equipment assets; and (xi) our expectations that we will maintain a valuation allowance on our net deferred tax assets related to future United Kingdom tax benefits. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•

our ability to achieve our guidance for sales and earnings per share in fiscal year 2012 given the economic environment in the U.S. and other markets that we sell products as well as economic, political and business conditions generally and their effect on our customers and consumers’ product preferences, and our business, financial condition and results of operations;

•	our expectations for our business for fiscal year 2012 and its positioning for the future;

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets as well as with respect to our valuation allowances of our deferred tax assets;

•	our ability to implement our business and acquisition strategy, including our strategy for improving results in the United Kingdom;

•	the ability of our joint venture investments, including HPP, to successfully execute their business plans;

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

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2011 and 2010 is summarized as follows:

	Three Months Ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net sales	$257,961	$291,8780	$288,3860	$292,032
Gross profit	70,102	85,3920	82,5640	81,426
Operating income (a)	18,543	29,7120	30,8200	27,662
Income before income taxes and equity in earnings of equity-method investees	16,086	26,185	27,969	24,198
Net income (a) (b)	9,095	16,2670	16,7720	12,848
Basic income per common share (a) (b)	$0.21	$0.380	$0.390	$0.29
Diluted income per common share (a) (b)	$0.21	$0.370	$0.380	$0.28

	Three Months Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Net sales	$230,484	$241,967	$222,098	$222,788
Gross profit	61,808	69,900	61,502	57,975
Operating income (c)	17,465	21,561	19,341	12,779
Income before income taxes and equity in earnings of equity-method investees	14,423	18,046	17,317	9,567
Net income (c) (d)	8,090	11,182	2,656	6,691
Basic income (loss) per common share (c) (d)	$0.20	$0.27	$0.07	$0.16
Diluted income (loss) per common share (c) (d)	$0.20	$0.27	$0.06	$0.16

(a)	Operating income was impacted by approximately $0.6 million ($0.6 million net of tax) for the three months ended September 30, 2010, $0.4 million ($0.3 million net of tax) for the three months ended December 31, 2010 and $0.6 million ($0.6 million net of tax) for the three months ended March 31, 2011 as a result of restructuring expenses incurred. Operating income was also impacted by $1.2 million ($0.8 million net of tax) for the three months ended September 30, 2010, $0.6 million ($0.4 million net of tax) for the three months ended December 31, 2010 and $(2.4) million ($(1.5) million net of tax) for the three months ended March 31, 2011 as a result of acquisition related transaction expenses incurred.
(b)	Net income was favorably impacted by $1.0 million for the three months ended June 30, 2011 as a result of a discrete tax item related to uncertain tax benefits.
(c)	Operating income was impacted by approximately $1.8 million ($1.3 million net of tax) for the three months ended September 30, 2009, $1.2 million ($0.8 million net of tax) for the three months ended December 31, 2009 and $1.3 million ($1.3 million net of tax) for the three months ended June 30, 2010 as a result of restructuring expenses incurred in connection with the integration of United Kingdom food-to-go production facilities. Operating income was also impacted by $3.0 million ($2.0 million net of tax) for the three months ended June 30, 2010 as a result of acquisition related transaction expenses incurred.
(d)	Net income was negatively impacted by approximately $7.1 million for the three months ended March 31, 2010 as a result of valuation allowances recorded related to deferred tax assets in the United Kingdom.

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

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

Impact of Inflation

Inflation has caused increased ingredient, fuel, labor and benefits costs and in some cases has materially increased our operating expenses. For more information regarding ingredient costs, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk—Ingredient Inputs Price Risk.” To the extent competitive and other conditions permit, we seek to recover increased costs through a combination of price increases, new product innovation and by implementing process efficiencies and cost reductions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•	interest rates on debt and cash equivalents,

•	foreign exchange rates, generating translation and transaction gains and losses, and

•	ingredient inputs.

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. As of June 30, 2011, we had $79.0 million of variable rate debt outstanding. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would not have a material effect on our financial position, results of operations or cash flows over the next fiscal year.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2011, approximately 19.5% of our net sales were generated from sales outside the United States, while such sales outside the United States were 21.3% of net sales in 2010 and 18.5% of net sales in 2009. These revenues, along with related expenses and capital purchases are conducted in British Pounds Sterling, Euros and Canadian Dollars.

We enter into forward contracts for the purpose of reducing the effect of exchange rate changes on forecasted intercompany purchases by our Canadian subsidiary, which we have designated as cash flow hedges. We had approximately $13.7 million in notional amounts of forward contracts at June 30, 2011. See Note 15 of the Notes to Consolidated Financial Statements.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates of the last day of our fiscal year. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Income increased $14.6 million, net of tax, during the fiscal year ended June 30, 2011.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as wheat, corn, soybeans, canola oil and fruit as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2011. Based on our cost of goods sold during the twelve months ended June 30, 2011, such a change would have resulted in an increase or decrease to cost of sales of approximately $33 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2011 and 2010

Consolidated Statements of Operations - Years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended June 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of The Hain Celestial Group, Inc. and subsidiaries is included in Item 15 (a):

Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hain Celestial Group, Inc. and Subsidiaries internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

August 29, 2011

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 and 2010

(In thousands, except share amounts)

	June 30
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$27,517	$17,266
Accounts receivable, less allowance for doubtful accounts of $1,280 and $1,574	143,348	114,215
Inventories	171,098	157,012
Deferred income taxes	13,993	10,738
Prepaid expenses and other current assets	15,110	14,586

Total current assets	371,066	313,817
Property, plant and equipment, net of accumulated depreciation and amortization of $113,798 and $93,459	110,423	106,985
Goodwill	568,374	516,455
Trademarks and other intangible assets, net of accumulated amortization of $27,866 and $21,095	220,429	198,129
Investments and joint ventures	50,557	52,273
Other assets	12,655	10,428

Total assets	$1,333,504	$1,198,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,194	$91,435
Accrued expenses and other current liabilities	73,884	37,847
Income taxes payable	2,974	9,530
Current portion of long-term debt	633	38

Total current liabilities	170,685	138,850
Long-term debt, less current portion	229,540	225,004
Deferred income taxes	52,915	38,283
Other noncurrent liabilities	13,661	30,227

Total liabilities	466,801	432,364
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 45,045,097 and 43,646,677 shares	451	437
Additional paid-in capital	582,972	548,782
Retained earnings	295,886	240,904
Accumulated other comprehensive income	7,144	(6,871)

	886,453	783,252
Less: 1,144,610 and 1,072,705 shares of treasury stock, at cost	(19,750)	(17,529)

Total stockholders’ equity	866,703	765,723

Total liabilities and stockholders’ equity	$1,333,504	$1,198,087

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2011, 2010 and 2009

(In thousands, except per share amounts)

	Year Ended June 30
	2011	2010	2009
Net sales	$1,130,257	$917,337	$1,122,734
Cost of sales	810,773	666,152	876,344

Gross profit	319,484	251,185	246,390
Selling, general and administrative expenses	212,544	172,746	198,291
Acquisition related expenses and restructuring charges	203	7,293	4,145
Impairment of goodwill and other intangibles	—	—	52,630

Operating income (loss)	106,737	71,146	(8,676)
Interest and other expenses, net	12,299	11,793	15,145

Income (loss) before income taxes and equity in earnings of equity-method investees	94,438	59,353	(23,821)
Provision for income taxes	37,308	28,995	5,637
Equity in net (income) loss of equity-method investees	2,148	1,739	—

Net income (loss)	54,982	28,619	(29,458)
Loss attributable to noncontrolling interest	—	—	(4,735)

Net income (loss) attributable to The Hain Celestial Group, Inc.	$54,982	$28,619	$(24,723)

Net income (loss) per share attributable to The Hain Celestial Group, Inc.:
Basic	$1.27	$0.70	$(0.61)

Diluted	$1.23	$0.69	$(0.61)

Weighted average common shares outstanding:
Basic	43,165	40,890	40,483

Diluted	44,537	41,514	40,483

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2011, 2010 and 2009

(In thousands, except per share and share data)

	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance July 1, 2008 (41,106,078 common shares and 945,590 treasury shares)	$489,061	$237,008	$(15,473)	$32,215	$30,502	$773,313
Net loss		(24,723)				(24,723)
Loss attributable to non-controlling interest					(4,735)	(4,735)
Foreign currency translation adjustments				(29,902)		(29,902)
Deferred gains on cash flow hedging instruments, net of tax of $(89)				201		201
Unrealized loss on available for sale investment, net of tax of $475				(745)		(745)

Total comprehensive loss						$(59,904)

Issuance of common stock pursuant to stock compensation plans (467,795 shares)	5,283					5,283
Stock based compensation charge	7,211					7,211
Stock based compensation income tax effects	223					223
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans (56,308 shares)			(836)			(836)
Issuance of common stock in connection with license agreement (125,636 shares)	1,800					1,800
Deconsolidation of subsidiary					(25,767)	(25,767)

Balance June 30, 2009 (41,699,509 common shares and 1,001,898 treasury shares)	$503,578	$212,285	$(16,309)	$1,769	—	$701,323

Net income		28,619				28,619
Foreign currency translation adjustments, net of tax of $6,356				(9,051)		(9,051)
Change in deferred gains on cash flow hedging instruments, net of tax of $32				(49)		(49)
Change in unrealized loss on available for sale investment, net of tax of $(181)				460		460

Total comprehensive income						$19,979

Issuance of common stock pursuant to stock compensation plans (336,111 shares)	2,139					2,139
Stock based compensation charge	6,979					6,979
Stock based compensation income tax effects	164					164
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans (70,807 shares)			(1,220)			(1,220)
Issuance of common stock in connection with acquisition (1,558,442 shares)	35,393					35,393
Issuance of common stock in connection with license agreement (52,615 shares)	966					966

Balance June 30, 2010 (43,646,677 common shares and 1,072,705 treasury shares)	$549,219	$240,904	$(17,529)	$(6,871)	—	$765,723

See notes to consolidated financial statements

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2011, 2010 and 2009

(In thousands, except per share and share data)

	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2010	$549,219	$240,904	$(17,529)	$(6,871)	—	$765,723
Net income		54,982				54,982
Foreign currency translation adjustments, net of tax of $(692)				14,641		14,641
Change in deferred gains on cash flow hedging instruments, net of tax of $251				(724)		(724)
Change in unrealized loss on available for sale investment, net of tax of $(51)				98		98

Total comprehensive income						$68,997

Issuance of common stock pursuant to stock compensation plans (1,156,235 shares)	17,912					17,912
Stock based compensation charge	9,031					9,031
Stock based compensation income tax effects	2,525					2,525
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans (71,905 shares)			(2,221)			(2,221)
Issuance of common stock in connection with acquisition (242,185 shares)	4,736					4,736

Balance June 30, 2011 (45,045,097 common shares and 1,144,610 treasury shares)	$583,423	$295,886	$(19,750)	$7,144	—	$866,703

See notes to consolidated financial statements

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2011, 2010 and 2009

(In thousands)

	Year Ended June 30
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$54,982	$28,619	$(29,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,124	18,772	21,354
Impairment of goodwill and other intangibles	—	—	52,630
Unrealized loss on available for sale investment	—	1,210	—
Deferred income taxes	5,160	4,046	(2,177)
Tax benefit from stock based compensation	2,525	955	223
Equity in net (income) loss of equity-method investees	2,148	1,739	—
Stock based compensation	9,031	6,979	7,211
Contingent consideration expense	(4,177)	—	—
Interest accretion on contingent consideration	1,691	—	—
Other non-cash items, net	329	771	703
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(22,545)	4,593	(7,889)
Inventories	(5,677)	5,856	(26,623)
Other current assets	778	4,719	1,769
Other assets	(6,141)	(3,267)	(4,692)
Accounts payable and accrued expenses	4,459	(15,225)	11,668
Acquisition-related contingent consideration	(650)	—	—
Income taxes	(7,379)	11,263	(3,094)

Net cash provided by operating activities	58,658	71,030	21,625

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(45,339)	(51,415)	(1,024)
Purchases of property and equipment	(11,490)	(11,428)	(12,990)
Proceeds from disposals of property and equipment	1,617	85	952
(Advances to) repayments from equity-method investees, net	(271)	—	18,500
Deconsolidation of subsidiary	—	—	(2,233)

Net cash provided by (used in) investing activities	(55,483)	(62,758)	3,205

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from bank revolving credit facility, net	4,100	(33,400)	(47,170)
Repayments of other long-term debt, net	(22)	(88)	(34)
Acquisition-related contingent consideration	(14,750)	—	—
Shares withheld for payment of employee payroll taxes	(2,221)	(1,220)	(836)
Investments by and advances from minority shareholder in joint venture	—	—	2,906
Proceeds from exercise of stock options, net of related expenses	17,912	2,139	5,283
Excess tax benefits from share-based compensation	2,115	188	117

Net cash provided by (used in) financing activities	7,134	(32,381)	(39,734)

Effect of exchange rate changes on cash	(58)	(33)	(2,201)

Net increase (decrease) in cash and cash equivalents	10,251	(24,142)	(17,105)
Cash and cash equivalents at beginning of year	17,266	41,408	58,513

Cash and cash equivalents at end of year	$27,517	$17,266	$41,408

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, Westsoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Danival®, GG UniqueFiber™, Yves Veggie Cuisine®, DeBoles®, Linda McCartney® (under license) and Daily Bread™. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, and Earth’s Best TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart Clean™ (under license) brand.

We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in China and other markets. See Note 2, Basis of Presentation, and Note 14, Equity Investments.

We operate in one business segment: the manufacturing, distribution, marketing and sale of natural and organic products. During the three years ended June 30, 2011, approximately 45%, 40% and 50% of our revenues were derived from products that were manufactured within our own facilities with 55%, 60% and 50% produced by various co-packers. In fiscal 2011, 2010 and 2009, there was no co-packer who manufactured 10% or more of our products.

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

Certain prior year amounts have been reclassified to conform to current year classifications.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented approximately 16% of our trade receivables balances as of June 30, 2011 and 2010, and a second customer represented approximately 11% of our trade receivable balances at June 30, 2011 and 2010, we believe there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid in the near future in the form of a chargeback receivable. Our estimate of this receivable balance ($3,556 at June 30, 2011 and $4,577 at June 30, 2010) could be different had we used different assumptions and judgments.

During the years ended June 30, 2011, 2010 and 2009, sales to one customer and its affiliates approximated 21%, 21% and 19% of net sales, respectively.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually at the reporting unit level. The Company performs its test for impairment at the beginning of the fourth quarter of its fiscal year, and earlier if an event occurs or circumstances change that indicates impairment might exist. The impairment test for goodwill requires the Company to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company has determined that it operates in one segment and that this single segment consists of five reporting units (see Note 18). The Company uses a blended analysis of a discounted cash flow model and a market valuation approach to determine the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.

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

Sales and Promotion Incentives

The Company offers a variety of sales and promotional incentives to its customers and consumers, including trade discounts, slotting fees and coupon costs. Sales are reported net of these sales incentives.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $3,819 in fiscal 2011, $2,958 in fiscal 2010 and $3,032 in fiscal year 2009. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products based on ideas we generate and on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers and suppliers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.

Advertising Costs

Media advertising costs, which are included in selling, general and administrative expenses, amounted to $6,664 in fiscal 2011, $5,264 in fiscal 2010 and $6,019 in fiscal year 2009. Such costs are expensed as incurred.

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

We recognize liabilities for uncertain tax positions based on a two-step process prescribed by the authoritative guidance. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Depending on the jurisdiction, such a change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision in the period. We record interest and penalties in our provision for income taxes.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2011 and 2010, we had $7,300 and $10,586 invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2011 and 2010, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities and borrowings under our credit facility approximate fair value based upon either the short maturities or variable interest rates of these instruments. The fair value of the Company’s foreign currency contracts are based upon information from third parties.

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

Stock Based Compensation

The Company has employee and director stock based compensation plans. The fair value of employee stock options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. Restricted stock awards are valued at the market value of our common stock on the date of grant.

The fair value of stock based compensation awards is recognized in expense over the vesting period of the award, using the straight-line method. For restricted stock awards which include performance criteria, compensation expense is recorded when the achievement of the performance criteria is probable and is recognized over the performance and vesting service periods. Compensation expense is recognized for only that portion of stock based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination activity to reduce the amount of compensation expense recognized. If the actual forfeitures differ from the estimate, additional adjustments to compensation expense may be required in future periods.

The Company receives an income tax deduction in certain tax jurisdictions for restricted stock grants when they vest and for stock options exercised by employees equal to the excess of the market value of our common stock on the date of exercise over the option price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are classified as a cash flow provided by financing activities in the accompanying Consolidated Statement of Cash Flows.

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than goodwill and intangible assets with indefinite lives, when events and circumstances occur indicating that the carrying amount of the asset may not be recoverable. An impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used.

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

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. This standard is therefore effective for the Company for acquisitions made in our fiscal year beginning July 1, 2011. We do not expect the pro forma disclosure requirements under this standard to have a material impact on our consolidated financial statements.

3. EARNINGS PER SHARE ATTRIBUTABLE TO THE HAIN CELESTIAL GROUP, INC.

The following table sets forth the computation of basic and diluted earnings per share:

	2011	2010	2009
Numerator:
Net income (loss) attributable to The Hain Celestial Group, Inc.	$54,982	$28,619	$(24,723)

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	43,165	40,890	40,483
Effect of dilutive securities:
Effect of dilutive stock options and unvested restricted stock	1,372	624	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	44,537	41,514	40,483

Basic net income (loss) per share	$1.27	$0.70	$(0.61)

Diluted net income (loss) per share	$1.23	$0.69	$(0.61)

Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options and restricted stock awards. These anti-dilutive common shares totaled 624,000 shares and 2,442,000 shares for the fiscal years ending June 30, 2011 and 2010, respectively. As a result of our net loss for the fiscal year ended June 30, 2009, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

4. STOCK KEEPING UNIT RATIONALIZATION AND REORGANIZATION

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In the third quarter of fiscal 2011 we initiated a plan to close our Manchester, United Kingdom non-dairy beverage facility. For the year ended June 30, 2011, we recorded $321 of costs associated with this plan, including $116 for employee terminations and $205 for other exit costs.

During the first quarter of fiscal 2010 we initiated a plan to consolidate the production of our fresh food-to-go products in the United Kingdom into our Luton facility. As a result, we recorded costs of $3,740 for the year ended June 30, 2010 related to this plan, including $2,910 for severance and benefits and $830 of other exit costs. In addition, in connection with our acquisition of Churchill Food Products Ltd, in June 2010 (see Note 5) we recorded employee termination and exit costs of $516. In the year ended June 30, 2011, we recorded an additional $465 of employee termination costs.

During fiscal 2009, the Company undertook several actions to improve performance and position the Company for future growth. We implemented a Stock Keeping Unit (“SKU”) rationalization, principally in our Celestial Seasonings tea products, to eliminate SKUs based on low sales volume or insufficient margins, and position the Celestial Seasonings line for increased consumption and sales growth and improved profitability. We also initiated a plan to streamline and integrate the back office and warehousing operations of our personal care operations into other locations we operate. With this activity, we also completed the SKU rationalization of our personal care products begun in fiscal 2008. These actions collectively resulted in pre-tax charges of $12,708, which included $8,563 charged to cost of sales for inventory and related items and $4,145 charged to general and administrative expenses for severance and other costs.

The changes in the liability for the reorganization and restructuring activities for the years ended June 30, 2009, 2010 and 2011 were as follows:

	Asset write downs	Severance	Other Exit Costs	Total
Liability balance June 30, 2008	—	$1,165	—	$1,165
Charges	$1,055	3,012	$815	4,882
Amounts utilized	(1,055)	(3,858)	(695)	(5,608)

Liability balance June 30, 2009	—	319	120	439
Charges	266	3,316	830	4,412
Amounts utilized	(266)	(3,061)	(309)	(3,636)

Liability balance June 30, 2010	—	574	641	1,215
Charges	—	581	205	786
Amounts utilized	—	(976)	(397)	(1,373)

Liability balance June 30, 2011	—	$179	$449	$628

5. ACQUISITIONS

We account for acquisitions using the acquisition method of accounting. The results of operations of the acquisitions have been included in our consolidated results from their respective dates of acquisition. We allocate the purchase price of each acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. Any change in the estimated fair value of the net assets prior to the finalization of the allocation for acquisitions could change the amount of the purchase price allocable to goodwill. The company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates.

Fiscal 2011

On February 4, 2011, we acquired Danival SAS, a manufacturer of certified organic food products based in France, for cash consideration of €18,083 ($24,741 based on the transaction date exchange rate). Danival’s product line includes over 200 branded organic sweet and salted grocery, fruits, vegetables and delicatessen products currently distributed in Europe. The Danival acquisition complements the organic food line of our Lima brand in Europe and provides additional opportunities to us through expanded distribution of Danival’s products in Europe, the United States and Asia. Identifiable intangible assets acquired consisted of customer relationships, recipes and the trade name. The trade name intangible relates to the “Danival” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship and recipes intangible assets are being amortized on a straight-line basis over the estimated useful lives. The goodwill recorded of $9,142 represents the future economic benefits expected to arise that could not be individually identified and separately recognized. The goodwill is not deductible for tax purposes.

On January 28, 2011, we acquired GG UniqueFiber AS, a manufacturer of all natural high fiber crackers based in Norway. GG UniqueFiber’s products are distributed through independent distributors in the United States and Europe. The acquisition broadens our offerings of whole grain and high fiber products, for which we can provide expanded distribution. The acquisition of GG UniqueFiber was completed for cash consideration of Norwegian kroner (“NOK”) 25,000 ($4,281 based on the transaction date exchange rate) plus up to NOK 25,000 ($4,281) of additional contingent consideration based upon the achievement of specified operating results, of which the Company recorded

NOK 17,600 ($3,050) as the fair value at the acquisition date. The goodwill recorded of $4,893 represents the future economic benefits expected to arise that could not be individually identified and separately recognized. The goodwill is not deductible for tax purposes.

On July 2, 2010, we acquired substantially all of the assets and business, including The Greek Gods brand of Greek-style yogurt products, and assumed certain liabilities of 3 Greek Gods, LLC (“Greek Gods”). Greek Gods developed, produced, marketed and sold The Greek Gods brand of Greek-style yogurt products into various sales channels. The acquisition of The Greek Gods brand expands our refrigerated product offerings. The acquisition was completed for initial cash consideration of $16,277, and 242,185 shares of the Company’s common stock, valued at $4,785, plus up to $25,800 of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012. The Company recorded $22,900 as the fair value of the contingent consideration at the acquisition date. The Company is required to reassess the fair value of the contingent consideration on a periodic basis. During the year ended June 30, 2011, we increased our liability for the contingent consideration and recorded an additional expense of $443. The increase in the liability resulted from the actual attainment of the first year’s results and our current projection of the second year’s financial results. Identifiable intangible assets acquired consisted of customer relationships and the trade name. The trade name intangible relates to “The Greek Gods” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. The goodwill recorded of $23,686 represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including entry into the yogurt category and use of our existing infrastructure to expand sales of the acquired business products. The goodwill is expected to be deductible for tax purposes.

The following table summarizes the components of the purchase price allocations for the fiscal 2011 acquisitions:

	Greek Gods	GG UniqueFiber	Danival	Total
Purchase price:
Cash paid	$16,277	$4,281	$24,741	$45,299
Equity issued	4,785	—	—	4,785
Fair value of contingent consideration	22,900	3,050	—	25,950

	$43,962	$7,331	$24,741	$76,034

Allocation:
Current assets	$2,172	$429	$7,320	$9,921
Property, plant and equipment	—	673	3,049	3,722
Identifiable intangible assets	18,800	2,116	12,587	33,503
Assumed liabilities	(696)	(527)	(5,239)	(6,462)
Deferred income taxes	—	(253)	(2,118)	(2,371)
Goodwill	23,686	4,893	9,142	37,721

	$43,962	$7,331	$24,741	$76,034

Acquisition costs related to the 2011 acquisitions have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Consolidated Statement of Operations. Total acquisition-related costs, primarily professional fees, of approximately $3,538, offset by $(4,177) of contingent consideration adjustments, were expensed in the year ended June 30, 2011. The amounts of revenue and earnings from the Danival and GG UniqueFiber acquisitions included in our results since their respective dates of acquisition were not significant.

Fiscal 2010

On June 15, 2010, we acquired substantially all of the assets and business, including the Sensible Portions brand snack products, and assumed certain liabilities, of World Gourmet Marketing, L.L.C. (“World Gourmet”). World Gourmet developed, produced, marketed and sold Sensible Portions branded Garden Veggie Straws, Potato Straws, Apple Straws, Pita Bites and other snack products into various sales channels and developed significant strength in the club store channel. The acquisition of the Sensible Portions brand expanded our snack product offerings as well as sales opportunities for our other products in the club store channel. The terms included initial cash consideration of $50,914, and 1,558,442 shares of the Company’s common stock, valued at $35,392, plus up to $30,000 of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011. The Company recorded $26,600 as the fair value of the contingent consideration at the acquisition date. During the year ended June 30, 2011, we recorded a decrease in our liability for contingent consideration, resulting in income of $4,620. The decrease in the liability resulted from the actual financial results achieved. However, the final determination of the contingent consideration is subject to agreement by the selling shareholders.

The following table summarizes the consideration paid for the World Gourmet acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Amount
Purchase price:
Cash paid	$50,914
Equity issued	35,392
Fair value of contingent consideration	26,600

$112,906

Allocation:
Current assets	$10,114
Property, plant and equipment	7,212
Identifiable intangible assets	50,000
Other assets	248
Other liabilities	(9,025)
Goodwill	54,357

$112,906

Identifiable intangible assets include customer relationships and trade names. The trade name intangible relates to the “Sensible Portions” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its respective estimated useful life. The goodwill of $54,357 represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including expansion of the Company’s sales into the club store channel, an increased presence in the snack category and use of our existing infrastructure to expand sales of the acquired business products. The goodwill is deductible for tax purposes.

Acquisition costs related to World Gourmet have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Consolidated Statement of Operations. Total acquisition related costs of $2,011 were expensed in the year ended June 30, 2010.

On June 15, 2010, we also acquired Churchill Food Products Limited (“Churchill”), a manufacturer and distributor of food-to-go products in the United Kingdom. The acquisition of Churchill complemented our existing Daily Bread brand by broadening our customer base for food-to-go products and expanding our product offerings. The acquisition of Churchill was completed for cash consideration of £1,271 ($1,871 based on the transaction date exchange rate) plus up to £1,800 ($2,650) of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012, of which the Company recorded £1,314 ($1,980) as the fair value at the acquisition date. Acquisition costs related to Churchill have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Consolidated Statement of Operations. Total acquisition-related costs of $280 were expensed in the year ended June 30, 2010.

Pro forma information does not included Churchill because Churchill’s operations would not have materially impacted our consolidated results of operations.

The following table provides unaudited pro forma results of operations for the fiscal years ended June 30, 2011, 2010, and 2009, as if the acquisitions had been completed at the beginning of fiscal year 2009. The following pro forma combined results of operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal 2011 and 2010 that are directly related to the transactions and do not have a continuing impact on operating results.

	June 30, 2011	June 30, 2010	June 30, 2009
Pro forma net sales	$1,141,405	$1,020,487	$1,164,969
Pro forma net income (loss)	$55,300	$36,206	$(26,429)
Pro forma earnings per common share - diluted	$1.24	$0.84	$(0.63)

This information has not been adjusted to reflect any changes in the operations of the businesses subsequent to their acquisition by us. Changes in operations of the acquired businesses include, but are not limited to, discontinuation of products, integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former managements of the businesses acquired prior to acquisition by us, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

6. INVENTORIES

Inventories consisted of the following at June 30:

	2011	2010
Finished goods	$113,086	$102,472
Raw materials, work-in-process and packaging	58,012	54,540

	$171,098	$157,012

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30:

	2011	2010
Land	$9,157	$9,106
Buildings and improvements	41,779	37,957
Machinery and equipment	156,739	138,748
Furniture and fixtures	8,230	6,660
Leasehold improvements	1,934	3,477
Construction in progress	6,382	4,496

	224,221	200,444
Less:
Accumulated depreciation and amortization	113,798	93,459

	$110,423	$106,985

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended June 30, 2011 and 2010 were as follows:

	2011	2010
Balance at beginning of year:
Goodwill	$558,484	$498,488
Accumulated impairment losses	(42,029)	(42,029)

Carrying value	516,455	456,459
Additions	37,721	55,885
Reallocations to tangible and intangible assets	8,179	—
Translation and other adjustments, net	6,019	4,111

Balance at end of year:
Goodwill	610,403	558,484
Accumulated impairment losses	(42,029)	(42,029)

Carrying value	$568,374	$516,455

The addition to goodwill in fiscal 2011 of $37,721 related to the acquisitions of Danival ($9,142) and GG UniqueFiber ($4,893) and the acquisition of the assets and business of 3 Greek Gods LLC ($23,686). The addition to goodwill in fiscal 2010 of $55,885 related to the acquisition of the assets and business of World Gourmet Marketing L.L.C. ($54,357) and the acquisition of Churchill Food Products, Ltd. ($1,528). Included in translation and other adjustments are the impacts of changes in foreign currency exchange rates on goodwill and adjustments of certain purchase accounting liabilities.

The Company performs its annual test for goodwill impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below their carrying value, an interim test is performed. The Company completed its annual impairment analysis for fiscal year 2011 and determined that no impairment existed as of the date of that analysis.

Based upon a combination of factors including a sustained decline in the Company’s market capitalization below the Company’s carrying value during the fiscal quarter ended March 31, 2009, coupled with challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at March 1, 2009. Accordingly, the Company performed the first step of its interim goodwill impairment test for each of its then six reporting units. For purposes of this analysis, our estimates of fair values were based on a combination of the income approach, which estimates the fair value of each reporting unit based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices. The income approach requires that assumptions be made for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments by management. As a result of this step one analysis, the Company determined that the carrying value of its Protein and Europe reporting units exceeded their estimated fair values, indicating potential goodwill impairment existed. Having determined that the goodwill of these two reporting units was potentially impaired, the Company performed the second step of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the estimated fair value of a reporting unit to its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. Based on the results, the Company recognized a pre-tax non-cash goodwill impairment charge of $49,676, including $7,553 attributed to the then minority interest of its Hain Pure Protein joint venture, to write off all of the goodwill related to its Protein and Europe reporting units in the Consolidated Statement of Operations for the three and nine months ended March 31, 2009. The non-cash charge had no impact on the Company’s compliance with its debt covenants, cash flows or available liquidity.

In April 2009, the Company was informed by the exclusive customer of its fresh prepared sandwich business in the United Kingdom that the customer’s purchases from the Company would be significantly reduced in phases with reductions through April 2010. The Company performed an impairment test on the intangible asset associated with the customer relationship, which was being amortized. The projected undiscounted future cash flows related to this customer relationship were determined to be less than the carrying value, and as a result, the Company recognized a full impairment loss of $2,954 in the third quarter of fiscal 2009.

The Company has License and Promotion Agreements with Martha Stewart Living Omnimedia, Inc. (“MSLO”) for the use of the trademark Martha Stewart Clean and the Martha Stewart name in connection with the marketing and sale of natural home cleaning solutions and for the use of the trademark Martha Stewart™ and the Martha Stewart name in connection with the marketing and sale of certain baking and pasta products. The Company issued 125,636 shares of its common stock in February 2009 and 52,615 shares in October 2009, respectively, in exchange for the use of the trademarks for five-year terms. The fair value of the shares issued was $1,802 and $965, respectively, based on the market price of our common stock on the dates of issuance and is being amortized on a straight-line basis over the respective five-year terms.

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks. At June 30, 2011, included in trademarks and other intangible assets on the balance sheet are $55,314 of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives of 3 to 20 years. The following table reflects the components of trademarks and other intangible assets at June 30:

	2011	2010
Non-amortized intangible assets:
Trademarks and tradenames	$186,273	$165,260
Amortized intangible assets:
Other intangibles	55,314	47,385
Less: accumulated amortization	(21,158)	(14,516)

Net carrying amount	$220,429	$198,129

Amortization expense for the years ended June 30 was as follows:

	2011	2010	2009
Amortization of intangible assets	$6,412	$3,067	$3,219

Expected amortization expense over the next five fiscal years is as follows:

	2012	2013	2014	2015	2016
Estimated amortization expense	$6,315	$5,721	$4,767	$4,450	$4,134

The weighted average remaining amortization period of amortized intangible assets is 6.9 years.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	2011	2010
Payroll and employee benefits	$18,469	$7,273
Advertising and trade promotions	17,196	15,379
Contingent consideration	23,901	390
Other	14,318	14,805

	$73,884	$37,847

10. LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt at June 30 consisted of the following:

	2011	2010
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	79,000	74,900
Capitalized leases and equipment financing	1,173	142

	230,173	225,042
Current Portion	633	38

	$229,540	$225,004

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2011 and 2010, $150,000 of the senior notes was outstanding.

We have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”), expiring in July 2015. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other corporate purposes. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.00 to 1.00 and a consolidated leverage ratio (as defined) of no more than 3.50 to 1.00, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the twelve-month period following a permitted acquisition. The Credit Agreement may be increased by an additional uncommitted $100 million, provided certain conditions are met. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 1.25% to 3.00% per annum or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.25% to 2.00% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing line loans will bear interest at the Base Rate plus the Applicable Rate. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.25% to 0.45% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Maturities of all debt instruments at June 30, 2011, are as follows:

2012	$633
2013	442
2014	86
2015	12
2016	229,000
Thereafter	—

$230,173

Interest paid (which approximates the related expense) during the years ended June 30, 2011, 2010 and 2009 amounted to $11,004, $10,216 and $15,048, respectively.

11. INCOME TAXES

The components of income (loss) before income taxes and equity in earnings of equity-method investees for the years ended June 30, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Domestic	$95,048	$66,006	$25,673
Foreign	(610)	(6,653)	(49,494)

Total	$94,438	$59,353	$(23,821)

The provision for income taxes for the years ended June 30, 2011, 2010 and 2009 is presented below.

	2011	2010	2009
Current:
Federal	$24,878	$20,357	$7,245
State and local	4,833	2,361	1,591
Foreign	2,437	2,231	(1,022)

	32,148	24,949	7,814

Deferred:
Federal	4,201	515	558
State and local	501	205	(11)
Foreign	458	3,326	(2,724)

	5,160	4,046	(2,177)

Total	$37,308	$28,995	$5,637

The current tax benefit realized upon the exercise of stock options and the vesting of restricted stock and restricted share units amounted to $6,183 in 2011, $1,487 in 2010 and $1,653 in 2009.

Income taxes paid during the years ended June 30, 2011, 2010 and 2009 amounted to $34,297, $12,335 and $13,903, respectively.

Reconciliations of expected income taxes at the U.S. federal statutory rate of 35% to the Company’s provision for income taxes for the years ended June 30 were as follows:

	2011	%	2010	%	2009	%
Expected U.S. federal income tax at statutory rate	$33,053	35.0%	$20,773	35.0%	$(8,337)	35.0%
State income taxes, net of federal benefit	3,467	3.7	2,356	4.0	1,574	(6.6)
Non-deductible goodwill impairment	—		—	—	14,247	(59.8)
Domestic manufacturing deduction	(2,191)	(2.3)	(770)	(1.3)	(333)	1.4
Non-deductible compensation	1,278	1.3	1,194	2.0	335	(1.4)
Foreign income at different rates	—	—	1,531	2.6	(937)	3.9
Effect of settled tax matters	—	—	(1,205)	(2.0)	—	—
Valuation allowances established for UK losses	3,689	3.9	6,354	10.7	—	—
Other	(1,988)	(2.1)	(1,238)	(2.1)	(912)	3.8

Provision for income taxes	$37,308	39.5%	$28,995	48.9%	$5,637	(23.7)%

We have deferred tax benefits related to carryforward losses and deferred tax assets in the United Kingdom of $7,868, against which full valuation allowances have been recorded. These valuation allowances were initially recorded in the third quarter of fiscal 2010 as a result of the Company’s evaluation of its United Kingdom tax position in accordance with ASC 740, “Accounting for Income Taxes.” The Company’s United Kingdom subsidiary had recorded historical losses and had been affected by restructuring and other charges in recent years. These losses represented sufficient evidence for management to determine that a full valuation allowance for the deferred tax assets was appropriate under ASC 740. We continue to recognize no tax benefit for losses incurred in the United Kingdom. Under current U.K. tax law, our carryforward losses have no expiration. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. Until an appropriate level of profitability is attained, we expect to continue to maintain a valuation allowance on our net deferred tax assets related to future U.K. tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) as of June 30 were as follows:

	2011	2010
Current deferred tax assets:
Basis difference on inventory	$4,628	$5,206
Reserves not currently deductible	8,853	5,187
Other	512	345

Current deferred tax assets	13,993	10,738

Noncurrent deferred tax liabilities:
Difference in amortization	(41,746)	(31,441)
Basis difference on property and equipment	(10,997)	(7,695)
Other comprehensive income	(7,678)	(7,775)
Noncurrent deferred tax assets:
Net operating loss and tax credit carryforwards	14,301	15,214
Stock based compensation	2,705	3,234
Other	927	27
Valuation allowances	(10,427)	(9,847)

Noncurrent deferred tax liabilities, net	(52,915)	(38,283)

	$(38,922)	$(27,545)

We have U.S. foreign tax credit carryforwards of $1,552 at June 30, 2011 with various expiration dates through 2020. We have U.S. federal tax net operating losses available for carryforward at June 30, 2011 of $10,901 that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2028. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. In addition to the net operating losses in the United Kingdom described above, we also have deferred tax benefits for foreign net operating losses of $2,291 which are available to reduce future income tax liabilities in Belgium and the Netherlands. The Company believes it is more likely than not that these net operating losses will not be realized and a valuation allowance has been established against these deferred tax assets.

The changes in valuation allowances against deferred income tax assets were:

	2011	2010
Balance at beginning of year	$9,847	$7,701
Additions charged to income tax expense	1,148	3,166
Reductions credited to income tax expense	(1,255)	(755)
Currency translation adjustments	686	(265)

Balance at end of year	$10,426	$9,847

As of June 30, 2011, the Company had approximately $31,864 of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that might be payable if some or all of such earnings were to be remitted.

Unrecognized tax benefits, including interest and penalties, activity for the years ended June 30, 2011, 2010 and 2009 is summarized below:

	2011	2010	2009
Balance at beginning of year	$2,248	$2,489	$2,268
Additions based on tax positions related to prior years	224	304	430
Reductions for tax positions of prior years	—	(545)	(209)
Reductions due to lapse of statute of limitations	(1,000)	—	—

Balance at end of year	$1,472	$2,248	$2,489

At June 30, 2011, $1,185 represents that amount that would impact the effective tax rate in future periods if recognized.

The Company records interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company recognized $224 and $113 of interest and penalties related to the above unrecognized benefits within income tax expense for the years ended June 30, 2011 and 2010. The Company had accrued $287 and $282 for interest and penalties at the end of fiscal 2011 and 2010, respectively. In the fourth quarter of fiscal 2011 the Company reduced its reserves by $1,000 as a result of an expiration of the statute of limitations. The Internal Revenue Service completed the examination of our income tax returns for fiscal years 2005 and 2006 in the fourth quarter of fiscal 2010, which resulted in the receipt of a small refund. As a result, the Company reduced its reserves for uncertain tax positions by $400.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue “blank check” preferred stock (up to 5 million shares) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2011 and 2010, no preferred stock was issued or outstanding.

Common Stock Issued

In connection with the acquisition of the assets and business of Three Greek Gods L.L.C. in the first quarter of fiscal 2011, 242,185 shares were issued to the sellers, valued at $4,785. (See Note 5)

In connection with the acquisition of the assets and business of World Gourmet Marketing L.L.C. in the fourth quarter of fiscal 2010, 1,558,442 shares were issued to the sellers, valued at $35,392. (See Note 5)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reflected on the balance sheet at June 30 consisted of the following:

	2011	2010	2009
Foreign currency translation adjustment	$7,903	$(6,738)	$2,313
Unrealized loss on available for sale securities	(187)	(285)	(745)
Deferred gains (losses) on hedging instruments	(572)	152	201

Total accumulated other comprehensive income	$7,144	$(6,871)	$1,769

13. STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has two shareholder-approved plans, the 2002 Long-Term Incentive and Stock Award Plan and the 2000 Directors Stock Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards.

2002 Long-Term Incentive and Stock Award Plan, as amended. In November 2002, our stockholders approved the 2002 Long-Term Incentive and Stock Award Plan. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2010 Annual Meeting, the plan was amended to increase the number of shares issuable to 10,250,000 shares. The plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units and other equity awards to employees, directors and consultants. Awards denominated in shares of common stock other than options and stock appreciation rights will be counted against the available share limit as 2.07 shares for every one share covered by such award. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire seven years after the date of grant; options granted prior to this date expired ten years after the date of grant. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. No awards shall be granted under this plan after December 1, 2015. During fiscal year 2009, options to purchase 816,574 shares were granted under this plan with an estimated fair value of $3.62 per share. In addition, 209,806 shares of restricted stock were granted during fiscal 2009. During fiscal year 2010, options to purchase 173,289 shares were granted under this plan with an estimated fair value of $6.03 per share. In addition, 119,436 shares of restricted stock were granted during fiscal 2010. During fiscal year 2011, there were no options granted under this plan. There were 241,324 shares of restricted stock and restricted stock units granted during fiscal 2011. Included in this grant were 183,449 restricted shares and restricted stock units granted under the Company’s 2011-2012 Long-term Incentive Plan, 122,841 of which are subject to the achievement of minimum performance goals established under that plan (see “Long-term Incentive Plan,” below). At June 30, 2011, 2,656,308 options and 347,064 unvested restricted shares and restricted stock units were outstanding under this plan and there were 3,508,508 options available for grant under this plan.

2000 Directors Stock Plan, as amended. In May 2000, our stockholders approved the 2000 Directors Stock Option Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. In December 2003, the plan was amended to increase the number of shares issuable by 200,000 shares to 950,000 shares. In March 2009, the plan was amended to permit the granting of restricted shares, restricted share units and dividend equivalents and was renamed. All of the options granted to date under the plan have been non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire seven years after the date of grant; options granted prior to this date expire ten years after the date of grant. During fiscal years 2009, 2010 and 2011, no options were granted under this plan. During fiscal years 2009, 2010 and 2011, 35,000 restricted shares, 38,750 restricted shares and 31,500 restricted shares, respectively, were granted under the plan. At June 30, 2011, 217,500 options and 60,167 unvested restricted shares were outstanding and there were 90,795 options available for grant under this plan.

At June 30, 2011 there were also 623,944 options outstanding that were granted under three other prior Hain and Celestial Seasonings plans. Although no further awards can be granted under those plans, the options outstanding continue in accordance with the terms of the respective plans.

There were 7,504,286 shares of Common Stock reserved for future issuance in connection with stock based awards as of June 30, 2011.

Compensation cost and related income tax benefits recognized in the Company’s consolidated statements of operations for share-based compensation plans were as follows:

	Years ended June 30,
	2011	2010	2009
Compensation cost (included in selling, general and administrative expense)	$9,031	$6,979	$7,211
Related income tax benefit	$3,077	$2,153	$2,069

Stock Options

A summary of our stock option activity for the three years ended June 30, 2011 follows:

	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
Outstanding at beginning of year	5,153,233	$20.42	5,568,667	$20.64	6,094,221	$21.55
Granted	—	—	173,289	$18.20	816,574	$11.76
Exercised	(899,681)	$19.91	(126,713)	$16.88	(309,737)	$17.06
Cancelled	(755,800)	$35.25	(462,010)	$24.28	(1,032,391)	$20.25

Outstanding at end of year	3,497,752	$17.35	5,153,233	$20.42	5,568,667	$20.64

Options exercisable at end of year	2,811,784	$17.44	4,072,092	$21.10	4,308,963	$21.33

For the years ended June 30,

	2011	2010	2009
Intrinsic value of options exercised	$10,275	$373	$2,642
Cash received from stock option exercises	$17,912	$2,139	$5,283
Tax benefit recognized from stock option exercises	$3,930	$140	$982

For options outstanding at June 30, 2011, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $56,007 and the weighted average remaining contractual life was 3.6 years. For options exercisable at June 30, 2011, the aggregate intrinsic value was $44,773 and the weighted average remaining contractual life was 3.4 years. At June 30, 2011 there was $2,404 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 1.5 years.

The fair value of stock options granted is estimated using the Black-Scholes option pricing model. The weighted average assumptions were as follows:

	2010	2009
Risk-free rate	2.38%	1.90%
Expected volatility	34.20%	32.20%
Expected life	4.75 years	4.75 years
Dividend yield	0.0%	0.0%
Fair value at grant date	$6.03	$3.62

Restricted stock

Awards of restricted stock may be either grants of restricted stock or restricted share units that are issued at no cost to the recipient. For restricted stock grants, at the date of grant the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. For restricted share units, legal ownership of the shares is not transferred to the employee until the unit vests. Restricted stock and restricted share unit grants vest in accordance with provisions set forth in the applicable award agreements, which may include performance criteria for certain grants. The compensation cost of these awards is determined using the fair market value of the Company’s common stock on the date of the grant. Compensation expense for restricted stock awards with a service condition is recognized on a straight-line basis over the vesting term. Compensation expense for restricted stock awards with a performance condition is recorded when the achievement of the performance criteria is probable and is recognized over the performance and vesting service periods.

Non-vested Restricted Stock Activity — Non-vested restricted stock and restricted share unit awards at June 30, 2011 and activities during fiscal 2011, 2010 and 2009 were as follows:

	2011	Weighted Average Grant Date Fair Value (per share)	2010	Weighted Average Grant Date Fair Value (per share)	2009	Weighted Average Grant Date Fair Value (per share)
Outstanding at beginning of year	410,553	$19.93	489,878	$21.73	409,004	$30.14
Granted	272,824	$26.10	158,186	$18.26	244,806	$12.76
Vested	(256,554)	$22.17	(209,398)	$23.24	(158,058)	$29.27
Forfeited	(19,592)	$22.47	(28,113)	$17.31	(5,874)	$29.99

Outstanding at end of year	407,231	$22.43	410,553	$19.93	489,878	$21.73

For the years ended June 30,

	2011	2010	2009
Fair value of restricted stock and restricted stock units granted	$7,121	$2,889	$3,124
Fair value of shares vested	$5,689	$3,636	$2,381
Tax benefit recognized from restricted shares vesting	$2,253	$1,347	$671

At June 30, 2011, $6,341 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

Upon the adoption of each two year plan, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (either restricted stock or stock options), for a portion of the individual target awards. These grants are subject to time vesting requirements, and a portion of the 2011-2012 LTIP related grant are also subject to the achievement of the minimum performance goals. These initial grants are being expensed over the vesting period on a straight-line basis. The payment of the actual awards earned, if any, will be reduced by the value of this initial grant. The Company has determined that the achievement of certain of the performance goals was probable and, accordingly, recorded $9,239 and $335 of expense in addition to the stock based compensation expense for the years ended June 30, 2011 and 2010, respectively, related to these awards. It is the Company’s expectation that such awards will be settled in cash, and therefore the impact of these awards has been excluded from the diluted EPS calculation.

14. EQUITY INVESTMENTS

Equity method investments

At June 30, 2011, the Company owned 48.7% of its Hain Pure Protein joint venture. This investment is accounted for under the equity method of accounting (see Note 2). The carrying value of our investment of $23,107 and advances to HPP of $17,083 are included on the consolidated balance sheet in “Investment in and advances to equity-method investees.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility. HPP repaid $3,000 of the advances in the year ended June 30, 2011. The balance of the advances are due no later than December 31, 2012.

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, to market and distribute co-branded infant and toddler feeding products and market and distribute selected Hain Celestial brands in Hong Kong, China and other markets. The Company’s investment in its 50% share of the joint venture totaled approximately $177. In addition, the Company and Chi-Med each advanced $3,800 to the joint venture for working capital needs during the year ended June 30, 2011. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The investment is being accounted for under the equity method of accounting. For the years ended June 30, 2011 and 2010, the joint venture’s results of operations were not significant.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $6,390 at June 30, 2011 and $6,232 at June 30, 2010. The fair value of this investment is included in “Other assets” in the Company’s condensed consolidated balance sheets. During the second quarter of fiscal 2010, the Company determined that an other-than-temporary decline in the fair value of YHS occurred based upon various factors including the near-term prospects of YHS, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which YHS operates and, accordingly recorded a loss of $1,210 on the write-down of this investment, which is included in “Interest and other expenses, net”. At June 30, 2011, the fair value of the security decreased by an additional $306. The Company concluded that the additional decline in the investment is temporary and, accordingly, has recorded the unrealized loss, net of tax, in “Accumulated other comprehensive income” in the stockholders’ equity section of the condensed consolidated balance sheet.

15. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

The Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table presents assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7,300	—	$7,300	—
Available for sale securities	6,390	$6,390	—	—

	$13,690	$6,390	$7,300	—

Liabilities:
Derivatives designated as hedging instruments:
Forward foreign currency contracts	$766		$766	—
Contingent consideration	37,145	—	—	$37,145

Total	$37,911	—	$766	$37,145

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$10,586	—	$10,586	—
Available for sale securities	6,232	$6,232	—	—
Derivatives designated as hedging instruments:
Forward foreign currency contracts	256	—	256	—

	$17,074	$6,232	$10,842	—

Liabilities:
Derivatives designated as hedging instruments:
Forward foreign currency contracts	$57	—	$57	—
Contingent consideration	28,580	—	—	$28,580

Total	$28,637	—	$57	$28,580

Available for sale securities consist of the Company’s investment in YHS (see Note 14). Fair value is measured using the market approach based on quoted prices. The Company utilizes the income approach to measure fair value for its foreign currency forward contracts. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices.

In connection with the acquisitions of the assets and business of 3 Greek Gods, LLC in July 2010, the assets and business of World Gourmet Marketing LLC in June 2010, GG UniqeFiber AS in January 2011 and Churchill Products Limited in June 2010, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the fiscal year ended June 30, 2011, the Company reassessed the fair value of the contingent consideration for each of these acquisitions, resulting in additional expense of $443 related to the Greek Gods acquisition and a reduction of expense of $4,620 related to the World Gourmet acquisition (See Note 5).

The following table summarizes the Level 3 activity:

Year ended June 30,	2011	2010
Balance at beginning of year	$28,580	—
Accretion of interest expense on contingent consideration	1,691	—
Fair value of initial contingent consideration	25,950	$28,580
Contingent consideration adjustment expense	(4,177)	—
Contingent consideration paid	(15,400)
Translation adjustment	501	—

Balance at end of year	$37,145	$28,580

There were no transfers of financial instruments between the three levels of fair value hierarchy during the years ended June 30, 2011 or 2010.

Derivative Financial Instruments

Cash Flow Hedges – Foreign Exchange Contracts

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. Derivative financial instruments are not used for speculative purposes. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at June 30, 2011 and 2010 were $13,650 and $766 of net liabilities and $13,450 and $199 of net assets, respectively. The fair value of these derivatives is included on the Company’s consolidated balance sheets in accrued expenses at June 30, 2011 and 2010. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the years ended June 30, 2011 and 2010, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the years ended June 30, 2011 and 2010.

The impact on Other Comprehensive Income (“OCI”) from foreign exchange contracts that qualified as cash flow hedges for the fiscal years ended June 30, 2011 and 2010 were as follows:

Year ended June 30,	2011	2010
Net carrying amount at beginning of year	$152	$201
Cash flow hedges deferred in OCI	(975)	(81)
Change in deferred taxes	251	32

Net carrying amount at end of year	$(572)	$152

16. COMMITMENTS AND CONTINGENCIES

Lease commitments and rent expense

The Company leases office, manufacturing and warehouse space. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2011, are as follows:

2011	$9,239
2012	4,866
2013	3,021
2014	1,970
2015	1,287
Thereafter	2,523

$22,906

Rent expense charged to operations for the years ended June 30, 2011, 2010 and 2009 was $10,332, $8,077 and $9,937, respectively.

Legal proceedings

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

17. DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan (“Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the years ended June 30, 2011 and 2010, we made contributions to the Plan of $418 and $278, respectively. There was no contribution made for the year ended June 30, 2009.

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

The Company’s sales by product category are as follows:

	2011	2010	2009
Grocery	$688,097	$593,393	$582,061
Snacks	196,390	94,828	91,713
Tea	99,120	90,508	86,583
Personal care	105,649	92,769	119,068
Protein (1)	—	—	165,727
Other	41,001	45,839	77,582

	$1,130,257	$917,337	$1,122,734

(1)	Net sales of protein products for the years ended June 30, 2011 and 2010 are no longer included in the Company’s results as they are related to HPP, which was deconsolidated as of June 30, 2009. See Note 2.

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

Years ended June 30,	2011	2010	2009
Net sales:
United States (1)	$910,095	$722,211	$914,875
Canada	71,041	63,205	54,807
Europe	149,121	131,921	153,052

	$1,130,257	$917,337	$1,122,734

Income (loss) before income taxes, equity in earnings of equity-method investees and loss attributable to non-controlling interest:
United States (1) (2)	$95,371	$66,312	$25,673
Canada	7,805	5,608	3,955
Europe (2)	(8,738)	(12,567)	(53,449)

	$94,438	$59,353	$(23,821)

	2011	2010
As of June 30,
Long-lived assets:
United States	$821,169	$798,116
Canada	65,952	60,748
Europe	75,317	25,406

	$962,438	$884,270

(1)	Includes net sales of $165,727 and losses before income taxes of $22,282 for the year ended June 30, 2009 related to HPP, which was deconsolidated as of June 30, 2009. See Note 2.
(2)	Earnings (loss) before income taxes in 2009 include non-cash impairment charges for goodwill and other intangibles of $7,647 in the United States and $44,983 in Europe.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company acquired substantially all of the assets and business of 3 Greek Gods LLC (“Greek Gods”) on July 2, 2010 and GG UniqueFiber AS (“GG”) on January 28, 2011 and Danival AS (“Danival”) on February 4, 2011. We have excluded Greek Gods, GG and Danival from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. Greek Gods, GG and Danival accounted for less than 3 percent of our consolidated assets as of June 30, 2011 and less than 4 percent of our consolidated net sales for the year ended June 30, 2011.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment, we believe that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2011 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 3 Greek Gods LLC (“Greek Gods”) acquired on July 2, 2010, GG UniqueFiber AS (“GG UniqueFiber”) acquired on January 28, 2011 and Danival SAS (“Danival”) acquired on February 4, 2011, which are included in the 2011 consolidated financial statements of the Company and constituted less than 3 percent of total assets (excluding cost in excess of net assets of companies acquired recorded in connection with these acquisitions) as of June 30, 2011 and less than 4 percent of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Greek Gods, GG UniqueFiber and Danival.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 of the Company and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

August 29, 2011

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10, “Directors, Executive Officers and Corporate Governance of the Registrant,” Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Item 14, “Principal Accountant Fees and Services” have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of the directors. This information in such Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Report of Independent Registered Public Accounting Firm

Consolidated	Balance Sheets - June 30, 2011 and 2010

Consolidated Statements of Operations - Years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended June 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedules

Valuation and Qualifying Accounts (Schedule II)

(3) List of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Commission on November 22, 2010).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2	Note Purchase Agreement, dated as of May 2, 2006, by and among the Registrant and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

4.3	Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1	Credit Agreement, dated as of July 6, 2010, by and among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A. and Capital One, N.A.,, as Syndication Agents, HSBC Bank USA, N.A. and First Pioneer Farm Credit, ACA , as Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2010).

10.2	Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

10.3	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

10.4	2000 Directors Stock Plan (incorporated by reference to Annex A to the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement dated February 18, 2009).

10.5	Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2010).

10.6	2010-2014 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2009).

10.7	Employment Agreement between the Registrant and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.7.1	Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.7.2	Amendment to Employment Agreement between the Registrant and Irwin D. Simon, dated as of July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on July 2, 2009).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.9	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.10	Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.11	Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.12	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.13	Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.14	Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.15	Form of the Change in Control Agreements between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.16	Form of the Offer Letter Amendments between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.17	Form of Restricted Stock Agreement under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

10.18	Form of Notice of Grant of Restricted Stock Award under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

10.19	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2010).

10.20	Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2010).

10.21	Agreement, dated as of July 7, 2010, between the Company and certain investment funds managed by Carl C. Icahn (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 7, 2010).

10.22	Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2(a) to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011).

10.23	Form of Restricted Stock Agreement with the Company’s non-CEO executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.3(a) to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011).

21.1(a)	Subsidiaries of Registrant.

23.1(a)	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedule.

(a)—	Filed herewith
*—	Furnished, not filed.

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe	Deductions - describe		Balance of end of period
Year Ended June 30, 2011:
Allowance for doubtful accounts	$1,574	$249	—	$543	(1)	$1,280
Valuation allowance for deferred tax assets	$9,847	$1,148	—	$569	(1)	$10,426
Year Ended June 30, 2010:
Allowance for doubtful accounts	$1,175	$484	—	$85	(1)	$1,574
Valuation allowance for deferred tax assets	$7,701	$2,411	—	$265	(1)	$9,847
Year Ended June 30, 2009:
Allowance for doubtful accounts	$2,068	$37	—	$930	(1)	$1,175
Valuation allowance for deferred tax assets	$7,558	$322	—	$179	(1)	$7,701

(1)	Amounts written off and changes in exchange rates.

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

Date: August 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRWIN D. SIMON Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	August 29, 2011

/s/ IRA J. LAMEL Ira J. Lamel	Executive Vice President and Chief Financial Officer	August 29, 2011

/s/ MICHAEL J. SPEILLER Michael J. Speiller	Senior Vice President-Finance and Chief Accounting Officer	August 29, 2011

/s/ BARRY J. ALPERIN Barry J. Alperin	Director	August 29, 2011

/s/ RICHARD C. BERKE Richard C. Berke	Director	August 29, 2011

/s/ JACK FUTTERMAN Jack Futterman	Director	August 29, 2011

/s/ MARINA HAHN Marina Hahn	Director	August 29, 2011

/s/ BRETT ICAHN Brett Icahn	Director	August 29, 2011

/s/ ROGER MELTZER Roger Meltzer	Director	August 29, 2011

/s/ DAVID SCHECHTER David Schechter	Director	August 29, 2011

/s/ LEWIS D. SCHILIRO Lewis D. Schiliro	Director	August 29, 2011

/s/ LAWRENCE S. ZILAVY Lawrence S. Zilavy	Director	August 29, 2011