Form 10-Q
period 2011-09-30
HAIN CELESTIAL GROUP INC
filed 2011-11-09
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011 there were 44,061,132 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

INDEX

Part I Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2011	June 30, 2011
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$29,377	$27,517
Accounts receivable, less allowance for doubtful accounts of $1,326 and $1,280	150,346	143,348
Inventories	181,512	171,098
Deferred income taxes	13,685	13,993
Prepaid expenses and other current assets	13,347	15,110

Total current assets	388,267	371,066
Property, plant and equipment, net	107,486	110,423
Goodwill	563,210	568,374
Trademarks and other intangible assets, net	217,328	220,429
Investments and joint ventures	49,270	50,557
Other assets	11,948	12,655

Total assets	$1,337,509	$1,333,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,719	$93,194
Accrued expenses and other current liabilities	67,099	73,884
Income taxes payable	8,916	2,974
Current portion of long-term debt	475	633

Total current liabilities	175,209	170,685

Long-term debt, less current portion	230,512	229,540
Deferred income taxes	52,064	52,915
Other noncurrent liabilities	4,783	13,661

Total liabilities	462,568	466,801

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 45,232,305 and 45,045,097 shares	452	451
Additional paid-in capital	590,140	582,972
Retained earnings	307,576	295,886
Accumulated other comprehensive income	(2,646)	7,144

	895,522	886,453
Less: 1,171,361 and 1,144,610 shares of treasury stock, at cost	(20,581)	(19,750)

Total stockholders’ equity	874,941	866,703

Total liabilities and stockholders’ equity	$1,337,509	$1,333,504

Note: The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2011	2010
	(Unaudited)

Net sales	$292,359	$257,961
Cost of sales	212,522	187,859

Gross profit	79,837	70,102

Selling, general and administrative expenses	55,231	50,146
Acquisition related expenses and restructuring charges	1,746	1,413

Operating income	22,860	18,543

Interest and other expenses, net	3,521	2,457

Income before income taxes and equity in earnings of equity-method investees	19,339	16,086
Provision for income taxes	7,717	7,164
Equity in net (income) loss of equity-method investees	(68)	(173)

Net income	$11,690	$9,095

Net earnings per common share:
Basic	$0.27	$0.21

Diluted	$0.26	$0.21

Shares used in the calculation of net earnings per common share:
Basic	43,930	42,823

Diluted	45,356	43,918

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands, except per share and share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount at $.01
					Shares	Amount
Balance at June 30, 2011	45,045,097	$451	$582,972	$295,886	1,144,610	$(19,750)	$7,144	$866,703
Net income				11,690				11,690
Foreign currency translation adjustments, net of tax							(9,418)	(9,418)
Change in deferred gains on cash flow hedging instruments, net of tax							975	975
Change in unrealized loss on available for sale investment, net of tax							(1,347)	(1,347)

Total comprehensive income								$1,900

Issuance of common stock pursuant to compensation plans	187,208	1	4,260					4,261
Stock based compensation income tax effects			1,114					1,114
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					26,751	(831)		(831)
Stock based compensation charge			1,794					1,794

Balance at September 30, 2011	45,232,305	$452	$590,140	$307,576	1,171,361	$(20,581)	$(2,646)	$874,941

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$11,690	$9,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,314	5,943
Deferred income taxes	(673)	(576)
Equity in net (income) loss of equity-method investees	(68)	(173)
Stock based compensation	1,794	1,750
Tax benefit from stock options	1,114	(273)
Contingent consideration expense	900	—
Interest accretion on contingent consideration	129	424
Other non-cash items, net	62	(170)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(9,049)	(13,660)
Inventories	(12,467)	(10,643)
Other current assets	2,307	(2,622)
Other assets	(277)	(2,907)
Accounts payable and accrued expenses	15,973	2,812
Income taxes	5,576	(977)

Net cash provided by (used in) operating activities	23,325	(11,977)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(16,317)
Purchases of property and equipment	(2,545)	(2,556)
Proceeds from disposals of property and equipment	81	1,446

Net cash used in investing activities	(2,464)	(17,427)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	2,306	577
Borrowings (repayments) under bank revolving credit facility	1,000	32,700
Repayments of other long-term debt, net	(6)	(5)
Acquisition-related contingent consideration	(22,760)	—
Excess tax benefits from stock based compensation	173	—
Shares withheld for payment of employee payroll taxes	(831)	(37)

Net cash provided by (used in) financing activities	(20,118)	33,235

Effect of exchange rate changes on cash	1,117	(149)

Net increase (decrease) in cash and cash equivalents	1,860	3,682
Cash and cash equivalents at beginning of period	27,517	17,266

Cash and cash equivalents at end of period	$29,377	$20,948

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, Westsoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Danival®, GG UniqueFiber™, Yves Veggie Cuisine®, Europe’s Best®, DeBoles®, Linda McCartney® (under license), New Covent Garden Soup Co.®, Johnson’s Juice Co.®, Farmhouse Fare® and Daily Bread™. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, and Earth’s Best TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart Clean™ (under license) brand.

We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute co-branded infant and toddler feeding products and market and distribute selected of the Company’s brands in China and other markets.

We operate in one business segment: the manufacturing, distribution and marketing of natural and organic products. In our 2011 fiscal year, approximately 45% of our revenues were derived from products that were manufactured within our own facilities with 55% produced by various co-packers.

All dollar amounts in our condensed consolidated financial statements and tables have been rounded to the nearest thousand dollars, except share and per share amounts.

Management evaluated all events and transactions occurring after the balance sheet date through the filing of this quarterly report on Form 10-Q.

2.	BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The amounts as of and for the periods ended June 30, 2011 are derived from the Company’s audited annual financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. Please refer to the footnotes to our consolidated financial statements as of June 30, 2011 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

Newly Adopted Accounting Pronouncements

In the first quarter of fiscal 2012 we adopted new accounting guidance included in Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under Accounting Standards Codification (“ASC”) Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income, which requires that the components of other comprehensive income (“OCI”) be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. The ASU eliminates an existing option to present the components of OCI as part of the statement of changes in stockholders’ equity. The ASU is effective for the Company’s first quarter of fiscal year 2013. The adoption of this new guidance will require changing the Company’s presentation and disclosure of comprehensive income, but these changes in presentation will not otherwise have an impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities would not be required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of adopting the provisions of ASU No. 2011-08.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2011	2010
Numerator:
Net income	$11,690	$9,095

Denominator for basic earnings per share - weighted average shares outstanding during the period	43,930	42,823
Effect of dilutive stock options and unvested restricted stock	1,426	1,095

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	45,356	43,918

Basic net income per share	$0.27	$0.21

Diluted net income per share	$0.26	$0.21

Basic earnings per share excludes the dilutive effects of stock options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options. Anti-dilutive stock options, restricted stock and restricted stock units totaling 1,254 for the three months ended September 30, 2010 were excluded from our earnings per share calculations. There were no anti-dilutive stock options or restricted shares for the three months ended September 30, 2011.

4.	ACQUISITIONS

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

Fiscal 2011

On February 4, 2011, we acquired Danival SAS, a manufacturer of certified organic food products based in France, for cash consideration of €18,083 ($24,741 based on the transaction date exchange rate). Danival’s product line includes over 200 branded organic sweet and salted grocery, fruits, vegetables and delicatessen products currently distributed in Europe. The Danival acquisition complements the organic food line of our Lima brand in Europe and we believe provides additional opportunities to us through expanded distribution of Danival’s products in Europe, the United States and Asia. Identifiable intangible assets acquired consisted of customer relationships, recipes and the trade name. The trade name intangible relates to the “Danival” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship and recipes intangible assets are being amortized on a straight-line basis over their estimated useful lives. The goodwill recorded of $9,142 represents the future economic benefits expected to arise that could not be individually identified and separately recognized and is not deductible for tax purposes.

On January 28, 2011, we acquired GG UniqueFiber AS, a manufacturer of all natural high fiber crackers based in Norway that distributed its products through independent distributors in the United States and Europe. The acquisition broadens our offerings of whole grain and high fiber products, for which we believe we can provide expanded distribution. The acquisition of GG UniqueFiber was completed for cash consideration of Norwegian kroner (“NOK”) 25,000 ($4,281 based on the transaction date exchange rate) plus up to NOK 25,000 ($4,281) of additional contingent consideration based upon the achievement of specified operating results, of which the Company recorded NOK 17,600 ($3,050) as the fair value at the acquisition date. The goodwill recorded of $4,893 represents the future economic benefits expected to arise that could not be individually identified and separately recognized and is not deductible for tax purposes.

On July 2, 2010, we acquired substantially all of the assets and business, including The Greek Gods brand of Greek-style yogurt products, and assumed certain liabilities of 3 Greek Gods, LLC (“Greek Gods”). Greek Gods developed, produced, marketed and sold The Greek Gods brand of Greek-style yogurt products into various sales channels. The acquisition of The Greek Gods brand expanded our refrigerated product offerings. The acquisition was completed for initial cash consideration of $16,277, and 242,185 shares of the Company’s common stock, valued at $4,785, plus additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012. The Company paid $15,400 during the fourth quarter of fiscal 2011, representing payment for the achievement of the first year’s operating results and expects to pay the remaining $9,000 of contingent consideration in the second quarter of fiscal 2012. The Company recorded $22,900 as the fair value of the contingent consideration at the acquisition date. Identifiable intangible assets acquired consisted of customer relationships and the trade name. The trade name intangible relates to “The Greek Gods” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. The goodwill recorded of $23,686 represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including entry into the yogurt category and use of our existing infrastructure to expand sales of the acquired business products and is deductible for tax purposes.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Condensed Consolidated Statements of Operations. Acquisition-related costs, of $1,746 and $1,413, respectively, were expensed in the three months ended September 30, 2011 and 2010.

Pro forma information is not provided as the Danival and GG UniqueFiber acquisitions did not materially impact our prior year consolidated results of operations.

5.	INVENTORIES

Inventories consisted of the following:

	September 30, 2011	June 30, 2011

Finished goods	$117,305	$113,086
Raw materials, work-in-progress and packaging	64,207	58,012

	$181,512	$171,098

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2011	June 30, 2011
Land	$9,068	$9,157
Buildings and improvements	41,268	41,779
Machinery and equipment	157,004	156,739
Furniture and fixtures	7,992	8,230
Leasehold improvements	2,469	1,934
Construction in progress	4,372	6,382

	222,173	224,221

Less: Accumulated depreciation and amortization	114,687	113,798

	$107,486	$110,423

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed.

Changes in the carrying amount of goodwill for the three months ended September 30, 2011 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance as of June 30, 2011:	$610,403	$(42,029)	$568,374
Translation adjustments, net	(5,164)	—	(5,164)

Balance as of September 30, 2011:	$605,239	$(42,029)	$563,210

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At September 30, 2011, included in trademarks and other intangible assets on the balance sheet are $54,670 of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives of 3 to 20 years. The following table reflects the components of trademarks and other intangible assets:

	September 30, 2011	June 30, 2011

Non-amortized intangible assets:
Trademarks and tradenames	$185,428	$186,273
Amortized intangible assets:
Other intangibles	54,670	55,314
Less: accumulated amortization	(22,770)	(21,158)

Net carrying amount	$217,328	$220,429

Amortization expense for the three months ended September 30 was as follows:

	2011	2010
Amortization of intangible assets	$1,776	$1,602

Expected amortization expense over the next five fiscal years is as follows:

	2012	2013	2014	2015	2016
Estimated amortization expense	$6,790	$5,414	$4,542	$4,435	$4,019

The weighted average remaining amortization period of amortized intangible assets is 6.7 years.

8.	LONG-TERM DEBT AND CREDIT FACILITY

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of September 30, 2011, $150,000 of the senior notes was outstanding.

We have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”), expiring in July 2015. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other corporate purposes. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.00 to 1.00 and a consolidated leverage ratio (as defined) of no more than 3.50 to 1.00, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the twelve-month period following a permitted acquisition. The Credit Agreement may be increased by an additional uncommitted $100 million, provided certain conditions are met. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of September 30, 2011, there were $80,000 of borrowings outstanding under the Credit Agreement.

9.	INCOME TAXES

The effective income tax rate was 39.9% for the three months ended September 30, 2011 and 44.5% for the three months ended September 30, 2010. The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate for the first quarter of fiscal 2012 was lower than the comparable period of the prior year primarily as a result of reduced losses incurred in the United Kingdom for which no tax benefits are currently being recorded. Until an appropriate level of profitability is attained, we expect to continue to record and maintain a valuation allowance on our net deferred tax assets related to future United Kingdom tax benefits. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The fiscal 2012 and 2011 effective income tax rates differed from the federal statutory rate primarily due to the item noted previously, as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction. There were no material changes in unrecognized tax benefits during the first three months of fiscal 2012.

10.	STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

We have stock based compensation programs under which awards, including stock options, restricted stock, restricted stock units and unrestricted shares, may be granted to employees, consultants and non-employee directors.

During the three months ended September 30, 2011, there were no grants of stock options or restricted stock.

Compensation cost and related income tax benefits recognized in the Company’s condensed consolidated statements of operations for stock based compensation plans for the three months ended September 30 were as follows:

	2011	2010
Compensation cost (included in selling, general and administrative expense)	$1,794	$1,750
Related income tax benefit	$673	$683

Stock Options

A summary of our stock option activity for the three months ended September 30, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value

Options outstanding June 30, 2011	3,497,752	$17.35
Granted	—	—
Exercised	(118,050)	19.54
Canceled and expired	(1,300)	20.87

Options outstanding September 30, 2011	3,378,402	$17.27	3.48	$44,866

Options exercisable at September 30, 2011	2,692,434	$17.34	3.25	$35,559

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the three month period ended September 30, 2011 and the exercise price) that would have been received by the option holders had all options been exercised on September 30, 2011. This value will change based on the fair market value of the Company’s common stock.

For the three months ended September 30,

	2011	2010
Intrinsic value of options exercised	$1,478	$209
Cash received from stock option exercises	$2,306	$577
Tax benefit recognized from stock option exercises	$576	$78

At September 30, 2011 there was $1,901 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 1.3 years.

Restricted Stock

A summary of our non-vested restricted stock awards and activity for the three months ended September 30, 2011 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2011	407,231	$22.43
Vested	(6,059)	24.22
Forfeited	(10,422)	25.88

Non-vested restricted stock and units – September 30, 2011	390,750	$22.31

For the three months ended September 30,

	2011	2010
Fair value of restricted stock and restricted stock units granted	—	$96
Fair value of shares vested	$147	$141
Tax benefit recognized from restricted shares vesting	$808	$43

At September 30, 2011, $5,102 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.4 years.

There were 7,259,801 shares of Common Stock reserved for future issuance in connection with stock based awards as of September 30, 2011.

Long-Term Incentive Plan

The Company adopted, beginning in fiscal 2010, a long-term incentive program, (the “LTI Plan”). The LTI Plan currently consists of one two-year performance-based long-term incentive plan (the “2011-2012 LTIP”) that provides for a combination of equity grants and performance awards that can be earned over the two year period. The initial two-year long-term incentive plan (the “2010-2011 LTIP”) concluded in fiscal 2011. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.

The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee. Upon the adoption of each two year plan, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (either restricted stock or stock options), for a portion of the individual target awards. These grants are subject to time vesting requirements, and a portion of the 2011-2012 LTIP related grant is also subject to the achievement of minimum performance goals. The initial equity grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned, if any, will be reduced by the value of the initial grant.

The Compensation Committee determined that the target values set under the 2010-2011 LTIP were achieved and approved the payment of awards to the participants. The awards totaled $7,825 after deducting the value of the initial equity grant and were settled by the issuance of 63,099 unrestricted shares of the Company’s common stock and $5,869 in cash in fiscal 2012. The Company has determined that the achievement of certain of the performance goals for the 2011-2012 LTIP is probable and, accordingly, recorded $1,728 of expense in addition to the stock based compensation expense for the three months ended September 30, 2011 related to that plan. There was $661 of expense recorded for the three months ended September 30, 2010 with respect to our LTI Plan.

11.	RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In the third quarter of fiscal 2011 we initiated a plan to close our Manchester, United Kingdom non-dairy beverage facility. For the year ended June 30, 2011, we recorded $321 of costs associated with this plan, of which approximately $58 has not yet been utilized at September 30, 2011.

In the three months ended September 30, 2011, we recorded $212 of severance costs related to our fresh food-to-go products operation in the United Kingdom, which are included in “Acquisition related expenses and restructuring charges” on the Condensed Consolidated Statement of Operations.

The following table summarizes the changes in the liability for restructuring activities as of September 30, 2011:

	Severance and Personnel Costs	Other Exit Costs	Total
Accrued at June 30, 2011	$179	$449	$628
Charged to expense in fiscal 2012	212	—	212
Amounts utilized	(185)	(150)	(335)

Accrued at September 30, 2011	$206	$299	$505

12.	INVESTMENTS AND JOINT VENTURES

Equity method investments

At September 30, 2011, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting (see Note 2). The carrying value of our investment of $23,350 and advances to HPP of $17,076 are included on the consolidated balance sheet in “Investments and joint ventures.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP in June 2009 and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility. The balance of the advances are due no later than December 31, 2012.

At September 30, 2011, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes co-branded infant and toddler feeding products and markets and distributes selected of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment of $1 and advances to HHO of $3,800 are included on the consolidated balance sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting. For the three months ended September 30, 2011, the joint venture’s results of operations were not significant.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $5,043 at September 30, 2011 and $6,390 at June 30, 2011and is included in “Investments and joint ventures,” with the related unrealized loss, net of tax, included in “Accumulated other comprehensive income” in the Company’s condensed consolidated balance sheets.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$9,200	—	$9,200	—
Forward foreign currency contracts	545		545
Available for sale securities	5,043	$5,043	—	—

	$14,788	$5,043	$9,745	—

Liabilities:
Forward foreign currency contracts	$6	—	$6	—
Contingent consideration	15,024	—	—	$15,024

Total	$15,030	—	$6	$15,024

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7,300	—	$7,300	—
Available for sale securities	6,390	6,390	—	—

	$13,690	$6,390	$7,300	—

Liabilities:
Forward foreign currency contracts	$766	—	$766	—
Contingent consideration	37,145	—	—	$37,145

Total	$37,911	—	$766	$37,145

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

In connection with the acquisitions of the assets and business of 3 Greek Gods, LLC in July 2010, the assets and business of World Gourmet Marketing LLC in June 2010, GG UniqeFiber AS in January 2011 and Churchill Products Limited in June 2010, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the three months ended September 30, 2011, the Company reassessed the fair value of the contingent consideration for each of these acquisitions, resulting in additional expense of $900.

The following table summarizes the Level 3 activity:

Three months ended September 30, 2011
Balance as of June 30, 2011	$37,145
Accretion of interest expense on contingent consideration	129
Contingent consideration adjustment expense	900
Contingent consideration paid	(22,760)
Translation adjustment	(390)

Balance as of September 30, 2011	$15,024

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2011.

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

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at September 30, 2011 were $13,600 and $539 of net assets. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months. There were $13,650 of notional amount and $766 of net liabilities of foreign exchange derivative contracts outstanding at June 30, 2011.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the three months ended September 30, 2011, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2011.

The impact on other comprehensive income from foreign exchange contracts that qualified as cash flow hedges was as follows:

Three months ended September 30, 2011
Net carrying amount at June 30, 2011	$(572)
Cash flow hedges deferred in OCI	1,305
Changes in deferred taxes	(330)

Net carrying amount at September 30, 2011	$403

14.	COMMITMENTS AND CONTINGENCIES

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended September 30,
	2011	2010

Net sales:
United States	$233,642	$210,867
Canada	18,411	16,217
Europe	40,306	30,877

	$292,359	$257,961

Earnings before income taxes and equity in earnings of equity-method investees:
United States	$21,517	$18,557
Canada	572	848
Europe	(2,750)	(3,319)

	$19,339	$16,086

	September 30, 2011	June 30, 2011
Long-lived assets:
United States	$817,200	$821,169
Canada	60,939	65,952
Europe	71,103	75,317

	$949,242	$962,438

16.	SUBSEQUENT EVENTS

Acquisitions

Daniels Group

On October 25, 2011, we acquired the Daniels Group (“Daniels”) in the United Kingdom, for an initial payment of approximately $230,000 in cash, net of a preliminary working capital adjustment, and up to £13,000 (approximately $21,000 at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the next two years. The acquisition was funded with borrowings under our revolving credit facility.

Daniels is a leading marketer and manufacturer of natural chilled foods, including three leading brands – New Covent Garden Soup Co., Johnson’s Juice Co. and Farmhouse Fare hot-eating desserts. Daniels also offers fresh prepared fruit products and chilled ready meals. Daniels’ product offerings are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels will extend our presence into one of the fastest-growing healthy food segments in the United Kingdom and provide a platform for the growth of our combined operations. We also believe the acquisition will provide us with the scale in our international operations to allow us to introduce some of our existing global brands in the marketplace in a more meaningful way. Daniels Group generated sales of approximately $280,000 in its last fiscal year, ended March 31, 2011. The operating results of Daniels will be included in our consolidated financial statements from the date of acquisition.

Europe’s Best

On October 5, 2011 we acquired the assets and business of the Europe’s Best brand of all natural, frozen fruit and vegetable products through our wholly-owned Hain Celestial Canada subsidiary for approximately $9,000. The Europe’s Best product line includes premium fruit and vegetable products distributed in Canada. The acquisition provides us entry into a new category and complements our existing product offerings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2011 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2011. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

We manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthy Way of Life™. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well known brands. We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products, including food, beverage, personal care and household products. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution program. We market our products through a network of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, drug store chains, food service channels and club stores. We manufacture domestically and internationally and our products are sold in more than 50 countries.

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

On October 25, 2011, we acquired the Daniels Group, a leading marketer and manufacturer of natural chilled foods in the United Kingdom, for an initial payment of approximately $230 million in cash, net of a preliminary working capital adjustment, and up to £13 million (approximately $21 million at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the next two years. Daniels’ product offerings cover five categories and include three leading brands, The New Covent Garden Soup Co., the Johnson’s Juice Co. and Farmhouse Fare hot-eating desserts. Daniels also offers fresh prepared fruit products and chilled ready meals. Daniels’ products are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels will extend our presence into one of the fastest-growing healthy food segments in the United Kingdom and provide a platform for the growth of our combined operation. We also believe the acquisition will provide us with the scale in our international operations to allow us to introduce some of our existing global brands in the marketplace in a more meaningful way. The operating results of Daniels will be included in our consolidated financial statements from the date of acquisition.

We expect global macroeconomic and market conditions to remain highly challenging. Our sales and profits have continued to increase during a difficult period. We continue to monitor the economic and political environment and anticipate that high unemployment and uncertainty may affect consumer confidence, behavior and spending. We have experienced sharp increases in select input costs, and we expect that higher input costs will continue to affect future periods. We strive to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.

Our corporate website is www.hain-celestial.com. The information contained on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three months ended September 30, 2011

Net sales for the three months ended September 30, 2011 were $292.4 million compared to $258.0 million for the three months ended September 30, 2010, an increase of $34.4 million, or 13.3%. Sales in North America increased $25.0 million, or 11.0%, from the year ago quarter. Our increased sales were driven by increased consumption and expanded distribution, with strong contributions from our Earth’s Best, MaraNatha, Spectrum and The Greek Gods brands. Sales in Europe increased $9.4 million, or 30.5%, as a result of increased sales of our Linda McCartney meat-free frozen foods and sales from Danival and GG UniqueFiber, both of which were acquired in the third quarter of fiscal 2011. Changes in foreign exchange rates benefitted our European sales by approximately $2.2 million.

Gross profit for the three months ended September 30, 2011 was $79.8 million, an increase of $9.7 million, or 13.9%, from gross profit of $70.1 million reported in last year’s quarter. Gross profit as a percentage of net sales was 27.3% for the three months ended September 30, 2011 compared to 27.2% of net sales for the September 30, 2010 quarter. The increase in gross profit percentage resulted from the mix of product sales and productivity savings, which helped offset input cost increases.

Selling, general and administrative expenses were $55.2 million for the three months ended September 30, 2011, an increase of $5.1 million, or 10.1%, compared to $50.1 million in the September 30, 2010 quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangibles. Selling, general and administrative expenses as a percentage of net sales decreased to 18.9% in the first quarter of fiscal 2012 compared to 19.4% in the first quarter of last year.

In the first quarter of fiscal 2012 we incurred acquisition and integration related expenses of $1.7 million, including $0.9 million of additional contingent consideration. In the first quarter of fiscal 2011 we incurred acquisition related expenses aggregating $1.4 million related primarily to the acquisition of The Greek Gods yogurt brand in July 2010 and integration activities related to Churchill Food Products Limited in the United Kingdom, which was acquired in the fourth quarter of fiscal 2010.

Operating income was $22.9 million for the three months ended September 30, 2011 compared to $18.5 million in the September 30, 2010 quarter. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 7.8% in the September 30, 2011 quarter compared with 7.2% in the September 30, 2010 quarter.

Interest and other expenses, net were $3.5 million for the three months ended September 30, 2011 compared to $2.5 million for the three months ended September 30, 2010. Interest expense totaled $2.8 million in this year’s first quarter, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and interest accretion on contingent consideration. Interest expense in last year’s first quarter was approximately $3.4 million. The decrease in interest expense resulted from lower average borrowings under our revolving credit facility and lower accretion on contingent consideration. Interest and other expenses also includes approximately $1.1 million of foreign currency exchange gains for the three months ended September 30, 2010.

Income before income taxes and equity in the earnings of our equity-method investees for the three months ended September 30, 2011 amounted to $19.3 million compared to $16.1 million in the comparable period of the prior year.

Our effective income tax rate was 39.9% of pre-tax income for the three months ended September 30, 2011 compared to 44.5% for the three months ended September 30, 2010. The effective tax rate for the first quarter of fiscal 2012 was lower than the comparable period of the prior year as a result of reduced losses incurred in the United Kingdom for which no tax benefit is currently being recorded and changes in geographic income distribution. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Our equity in the net income from our joint venture investments for the three months ended September 30, 2011 was $0.1 million compared to $0.2 million in the September 30, 2010 quarter.

Net income for the three months ended September 30, 2011 was $11.7 million compared to $9.1 million in the September 30, 2010 quarter. The increase of $2.6 million in earnings was attributable to the factors noted above.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance was $29.4 million at September 30, 2011, an increase of $1.9 million from June 30, 2011, the end of fiscal 2011. Net cash provided by operating activities was $23.3 million for the three months ended September 30, 2011 compared to net cash used in operating activities of $12.0 million for the three months ended September 30, 2010. The increase in cash provided by operations in the first three months of fiscal 2012 resulted from an improvement of $5.3 million in net income and non-cash items and an improvement of $30.0 million as compared to the prior year period in cash used for changes in operating assets and liabilities.

We used $2.5 million of cash in investing activities in the three months ended September 30, 2011, which consisted primarily of capital expenditures. In the three months ended September 30, 2010, we used $17.4 million of cash in investing activities. We used $16.3 million of cash in connection with our acquisition of the assets and business of 3 Greek Gods L.L.C. and $2.6 million for capital expenditures. This was partially offset by proceeds from the sale of property, plant and equipment of $1.4 million.

Net cash of $20.1 million was used in financing activities for the three months ended September 30, 2011 compared to $33.2 million provided by financing activities for the three months ended September 30, 2010. The change was due principally to the payment of $22.8 million of contingent consideration related to the acquisition of the assets and business of World Gourmet Marketing LLC during the three months ended September 30, 2011 and $1.0 million of borrowings drawn under our Credit Agreement for the three months ended September 30, 2011 compared to $32.7 million of borrowings drawn during the three months ended September 30, 2010. We also had an increase in the proceeds from exercises of stock options to $2.3 million in the three months ended September 30, 2011 from $0.6 million in the three months ended September 30, 2010.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2011, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

Twelve months ended September 30,	2011	2010

Cash flow provided by operating activities	$93,957	$67,139
Purchases of property, plant and equipment	(11,479)	(11,241)

Operating free cash flow	$82,478	$55,898

Our operating free cash flow was $82.5 million for the twelve months ended September 30, 2011, compared to 55.9 million for the twelve months ended September 30, 2010, an increase of $26.6 million. The improvement in our operating free cash flow resulted from the increase in our cash flow from operations. We expect that our capital spending for the full current fiscal year will be approximately $20 million, excluding the capital spending of Daniels.

We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of September 30, 2011, there were $80.0 million of borrowings outstanding under the Credit Agreement. We are required by the terms of the Credit Agreement and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

As discussed above, in connection with the acquisition of the Daniels Group on October 25, 2011, we borrowed an additional $235 million under the Credit Agreement. Subsequent to this drawing, our availability under the Credit Agreement is approximately $85 million. In addition, our leverage ratio as defined in the Credit Agreement remains well under 3.0 to 1.0 and, based on our current outlook, we expect to remain in compliance with the covenants of our debt agreements over the next 12 months.

We believe that our cash on hand of $29.4 million at September 30, 2011, projected cash flows from operations and availability under our Credit Agreement, after taking into account the additional borrowing to fund the Daniels Group acquisition, are sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and chargebacks receivable, inventories, property, plant and equipment, accounting for acquisitions, stock based compensation, segments and goodwill and intangible assets. The application of each of these critical accounting policies and estimates was discussed in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

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

Inflation

Inflation may cause increased ingredient, fuel, labor and benefits costs. For more information regarding ingredient costs, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Ingredient Inputs Price Risk, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. To the extent permitted by competition, we seek to recover increased costs through a combination of price increases, new product innovation and by implementing process efficiencies and cost reductions.

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. These forward-looking statements include the following: (i) our intentions for growth through acquisitions as well as internal expansion; (ii) our expectations regarding the integration of acquisitions; (iii) our beliefs regarding the integration of our brands and the resulting impact thereof; (iv) our statements regarding the introduction of new products and the impact on our revenues and margins; (v) our beliefs regarding the positioning of our business for the future; (vi) our beliefs that we will continue to derive benefits from new products; (vii) our expectations concerning global macroeconomic and market condition; (viii) our expectations concerning higher input costs; (ix) our belief that our cash and cash equivalent investments have no significant exposure to interest rate risk; (x) our belief that our sources of liquidity are adequate to fund our anticipated operating and cash requirements for the next twelve months; and (xi) our expectations regarding our ability to remain in compliance with the covenants under our debt agreements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•

our ability to achieve our guidance for net sales and earnings per diluted share in fiscal year 2012 given the economic environment in the U.S. and other markets that we sell products as well as economic, political and business conditions generally and their effect on our customers and consumers’ product preferences, and our business, financial condition and results of operations;

•	our expectations for our business for fiscal year 2012 and its positioning for the future;

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets, as well as with respect to the Company’s valuation allowances of its deferred tax assets;

•	our ability to implement our business and acquisition strategy, including our strategy for improving results in the United Kingdom and the integration of the Daniels Group acquisition;

•	the ability of our joint venture investments, including HPP, to successfully execute their business plans;

•

our ability to realize sustainable growth generally and from investments in core brands, offering new products and our focus on cost containment, productivity, cash flow and margin enhancement in particular;

•	our ability to effectively integrate our acquisitions;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing customers and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel, raw material and commodity costs;

•	the effects on our results of operations from the impacts of foreign exchange;

•	changes in, or the failure to comply with, government regulations;

•	the availability of natural and organic ingredients;

•	the loss of one or more of our manufacturing facilities;

•	our ability to use our trademarks;

•	reputational damage;

•	products liability;

•	seasonality;

•	the Company’s reliance on its information technology systems; and

•	other risks detailed from time-to-time in the Company’s reports filed with the SEC, including the annual report on Form 10-K, for the fiscal year ended June 30, 2011.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the three months ended September 30, 2011 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Part II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans(2)

July 2011	258	(1)	$33.34	—	900,300

August 2011	—		—	—	900,300

September 2011	26,493	(1)	$31.04	—	900,300

Total	26,751		$31.06	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.
(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Share Purchase Agreement, dated October 25, 2011, among Singapore Food Industries Pte. Ltd., Singapore Food Development Pte. Ltd., Hain Frozen Foods UK Limited and The Hain Celestial Group, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2011).

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

(a) - Filed herewith

* - Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: November 9, 2011	/s/ Irwin D. Simon
Irwin D. Simon,
Chairman, President and Chief Executive Officer

Date: November 9, 2011	/s/ Ira J. Lamel
Ira J. Lamel,
Executive Vice President and Chief Financial Officer