Form 10-Q
period 2011-12-31
HAIN CELESTIAL GROUP INC
filed 2012-02-09
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

As of February 3, 2012 there were 44,348,754 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2011	June 30, 2011
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$23,928	$27,517
Accounts receivable, less allowance for doubtful accounts of $2,373 and $1,280	200,973	143,348
Inventories	189,514	171,098
Deferred income taxes	13,952	13,993
Prepaid expenses and other current assets	20,168	15,110

Total current assets	448,535	371,066
Property, plant and equipment, net	171,944	110,423
Goodwill	683,447	568,374
Trademarks and other intangible assets, net	288,013	220,429
Investments and joint ventures	42,426	50,557
Other assets	14,070	12,655

Total assets	$1,648,435	$1,333,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,141	$93,194
Accrued expenses and other current liabilities	78,113	73,884
Income taxes payable	1,980	2,974
Current portion of long-term debt	424	633

Total current liabilities	212,658	170,685
Long-term debt, less current portion	450,409	229,540
Deferred income taxes	73,654	52,915
Other noncurrent liabilities	16,066	13,661

Total liabilities	752,787	466,801
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 45,504,997 and 45,045,097 shares	455	451
Additional paid-in capital	596,687	582,972
Retained earnings	327,614	295,886
Accumulated other comprehensive income	(7,985)	7,144

	916,771	886,453
Less: 1,186,715 and 1,144,610 shares of treasury stock, at cost	(21,123)	(19,750)

Total stockholders’ equity	895,648	866,703

Total liabilities and stockholders’ equity	$1,648,435	$1,333,504

Note: The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales	$385,552	$291,878	$677,911	$549,839
Cost of sales	280,024	206,486	492,546	394,345

Gross profit	105,528	85,392	185,365	155,494
Selling, general and administrative expenses	65,384	55,004	120,615	105,150
Acquisition related expenses and restructuring charges	5,206	676	6,952	2,089

Operating income	34,938	29,712	57,798	48,255
Interest and other expenses, net	4,623	3,527	8,144	5,984

Income before income taxes and equity in earnings of equity-method investees	30,315	26,185	49,654	42,271
Provision for income taxes	11,028	10,361	18,745	17,525
Equity in net (income) loss of equity-method investees	(751)	(443)	(819)	(616)

Net income	$20,038	$16,267	$31,728	$25,362

Net income per common share:
Basic	$0.45	$0.38	$0.72	$0.59

Diluted	$0.44	$0.37	$0.70	$0.57

Shares used in the calculation of net income per common share:
Basic	44,158	42,929	44,044	42,876

Diluted	45,652	44,334	45,504	44,126

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2011	45,045,097	$451	$582,972	$295,886	1,144,610	$(19,750)	$7,144	$866,703
Net income				31,728				31,728
Foreign currency translation adjustments, net of tax							(14,959)	(14,959)
Change in deferred gains on cash flow hedging instruments, net of tax							806	806
Change in unrealized loss on available for sale investment, net of tax							(976)	(976)

Total comprehensive income								$16,599

Issuance of common stock pursuant to compensation plans	459,900	4	7,292					7,296
Stock based compensation income tax effects			2,660					2,660
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					42,105	(1,373)		(1,373)
Stock based compensation charge			3,763					3,763

Balance at December 31, 2011	45,504,997	$455	$596,687	$327,614	1,186,715	$(21,123)	$(7,985)	$895,648

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2011	2010
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$31,728	$25,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,592	11,713
Deferred income taxes	(1,392)	(1,212)
Equity in net (income) loss of equity-method investees	(819)	(616)
Stock based compensation	3,763	3,911
Tax benefit from stock based compensation	2,660	352
Contingent consideration expense	900	443
Interest accretion on contingent consideration	460	907
Other non-cash items, net	139	15
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(29,783)	(13,505)
Inventories	(2,597)	(10,810)
Other current assets	2,582	(1,047)
Other assets	(1,534)	(3,803)
Accounts payable and accrued expenses	17,355	(1,348)
Acquisition-related contingent consideration	(850)	—
Income taxes	709	288

Net cash provided by operating activities	37,913	10,650

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(240,879)	(16,317)
Purchases of property and equipment	(6,879)	(4,791)
Proceeds from disposals of property and equipment	89	1,544
Repayments from equity-method investees	7,345	1,319

Net cash used in investing activities	(240,324)	(18,245)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	5,340	2,219
Borrowings under bank revolving credit facility	221,000	15,100
Repayments of other long-term debt, net	(13)	(11)
Acquisition-related contingent consideration	(31,810)	—
Excess tax benefits from stock based compensation	1,683	—
Shares withheld for payment of employee payroll taxes	(1,373)	(323)

Net cash provided by financing activities	194,827	16,985

Effect of exchange rate changes on cash	3,995	(348)

Net increase (decrease) in cash and cash equivalents	(3,589)	9,042
Cash and cash equivalents at beginning of period	27,517	17,266

Cash and cash equivalents at end of period	$23,928	$26,308

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

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

All amounts in our condensed consolidated financial statements and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated.

Management evaluated all events and transactions occurring after the balance sheet date through the filing of this quarterly report on Form 10-Q.

2.	BASIS OF PRESENTATION

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The amounts as of and for the periods ended June 30, 2011 are derived from the Company’s audited annual financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. Please refer to the footnotes to our consolidated financial statements as of June 30, 2011 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.

Newly Adopted Accounting Pronouncements

In the first quarter of fiscal 2012 we adopted new accounting guidance included in Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under Accounting Standards Codification (“ASC”) Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires that the components of other comprehensive income (“OCI”) be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. The ASU eliminates an existing option to present the components of OCI as part of the statement of changes in stockholders’ equity. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirements in ASU 2011-05 to present reclassification adjustments out of accumulated OCI by component in both the statement in which net income is presented and the statement in which OCI is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for the Company’s first quarter of fiscal year 2013. The adoption of this new guidance will require changing the Company’s presentation and disclosure of comprehensive income, but these changes in presentation will not have an impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities would not be required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of adopting the provisions of ASU No. 2011-08.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income	$20,038	$16,267	$31,728	$25,362

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	44,158	42,929	44,044	42,876
Effect of dilutive stock options and unvested restricted stock	1,494	1,405	1,460	1,250

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	45,652	44,334	45,504	44,126

Basic net income per share	$0.45	$0.38	$0.72	$0.59

Diluted net income per share	$0.44	$0.37	$0.70	$0.57

Basic earnings per share excludes the dilutive effects of stock options and unvested restricted stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards. Anti-dilutive stock options, restricted stock and restricted stock units totaling 113 and 653 for the three months and 57 and 954 for the six months ended December 31, 2011 and 2010, respectively, were excluded from our earnings per share calculations.

4.	ACQUISITIONS

We account for acquisitions using the acquisition method of accounting. The results of operations of the acquisitions have been included in our consolidated results from their respective dates of acquisition. We allocate the purchase price of each acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill.

Fiscal 2012

On October 25, 2011, we acquired the Daniels Group (“Daniels”) in the United Kingdom, for $233,822 in cash, net (which includes a working capital settlement paid in January 2012), and up to £13,000 (approximately $20,500 at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. The acquisition was funded with borrowings under our revolving credit facility. Daniels is a leading marketer and manufacturer of natural chilled foods, including three leading brands – New Covent Garden Soup Co., Johnson’s Juice Co. and Farmhouse Fare hot-eating desserts. Daniels also offers fresh prepared fruit products and chilled ready meals. Daniels’ product offerings are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels will extend our presence into one of the fastest-growing healthy food segments in the United Kingdom and provide a platform for the growth of our combined operations. We also believe the acquisition will provide us with the scale in our international operations to allow us to introduce some of our existing brands in the marketplace in a more meaningful way. Since the date of acquisition, net sales and income before income taxes of $60,318 and $5,192, respectively, were included in the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2011.

On October 5, 2011 we acquired the assets and business of the Europe’s Best brand of all natural, frozen fruit and vegetable products through our wholly-owned Hain Celestial Canada subsidiary for $9,513 in cash (which is subject to a final settlement with the sellers). The Europe’s Best product line includes premium fruit and vegetable products distributed in Canada. The acquisition provides us entry into a new category and is expected to complement our existing product offerings. The amounts of net sales and earnings from the Europe’s Best acquisition included in our results since the acquisition date were not significant.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2012 acquisitions:

	Daniels	Europe’s Best	Total
Purchase price:
Cash paid	$233,822	$9,513	$243,335
Fair value of contingent consideration	18,355	—	18,355

	$252,177	$9,513	$261,690

Allocation:
Current assets	$55,742	$7,188	$62,930
Property, plant and equipment	67,393	—	67,393
Identifiable intangible assets	73,722	2,554	76,276
Other non-current assets, net	1,107	—	1,107
Assumed liabilities	(46,297)	(73)	(46,370)
Deferred income taxes	(22,716)	(156)	(22,872)
Goodwill	123,226	—	123,226

	$252,177	$9,513	$261,690

The purchase price allocations are based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocations. The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships initially valued at $50,172 with an average estimated useful life of 12 years and trade names initially valued at $26,104 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business products. The goodwill recorded as a result of the Daniels acquisition is not expected to be deductible for tax purposes.

Fiscal 2011

On February 4, 2011, we acquired Danival SAS, a manufacturer of certified organic food products based in France, for cash consideration of €18,083 ($24,741 based on the transaction date exchange rate). Danival’s product line includes over 200 branded organic sweet and salted grocery, fruits, vegetables and delicatessen products currently distributed in Europe. The Danival acquisition complements the organic food line of our Lima brand in Europe. Identifiable intangible assets acquired consisted of customer relationships, recipes and the trade name. The trade name intangible relates to the “Danival” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship and recipes intangible assets are being amortized on a straight-line basis over their estimated useful lives. The goodwill recorded of $9,142 represented the future economic benefits expected to arise that could not be individually identified and separately recognized and is not deductible for tax purposes.

On January 28, 2011, we acquired GG UniqueFiber AS, a manufacturer of all natural high fiber crackers based in Norway that distributed its products through independent distributors in the United States and Europe. The acquisition broadened our offerings of whole grain and high fiber products. The acquisition of GG UniqueFiber was completed for cash consideration of Norwegian kroner (“NOK”) 25,000 ($4,281 based on the transaction date exchange rate) plus up to NOK 25,000 ($4,281) of additional contingent consideration based upon the achievement of specified operating results, of which the Company recorded NOK 17,600 ($3,050) as the fair value at the acquisition date. The goodwill recorded of $4,893 represents the future economic benefits expected to arise that could not be individually identified and separately recognized and is not deductible for tax purposes.

On July 2, 2010, we acquired substantially all of the assets and business, including The Greek Gods brand of Greek-style yogurt products, and assumed certain liabilities of 3 Greek Gods, LLC (“Greek Gods”). Greek Gods develops, produces, markets The Greek Gods brand of Greek-style yogurt products into various sales channels. The acquisition of The Greek Gods brand expanded our refrigerated product offerings. The acquisition was completed for initial cash consideration of $16,277, and 242,185 shares of the Company’s common stock, valued at $4,785, plus additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012. The Company paid $15,400 during the fourth quarter of fiscal 2011, representing payment for the achievement of the first year’s operating results and paid the remaining $9,000 of contingent consideration in the second quarter of fiscal 2012. The Company recorded $22,900 as the fair value of the contingent consideration at the acquisition date and the additional payments totaling $1,500 were recorded in the Condensed Consolidated Statements of Income in periods subsequent to the acquisition. Identifiable intangible assets acquired consisted of customer relationships and the trade name. The trade name intangible relates to “The Greek Gods” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. The goodwill recorded of $23,686 represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including entry into the yogurt category and use of our existing infrastructure to expand sales of the acquired business products and is deductible for tax purposes.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $4,498 and $5,733 were expensed in the three and six months ended December 31, 2011, and $498 and $1,692 were expensed in the three and six months ended December 31, 2010, respectively.

The following table provides unaudited pro forma results of operations for the three and six months ended December 31, 2011 and 2010 as if all of the above acquisitions had been completed at the beginning of the prior fiscal year. The following pro forma combined results of operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal 2012 and 2011 that are directly related to the transactions and do not have a continuing impact on operating results.

	Three months ended		Six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Pro forma net sales	$409,784	$384,478	$770,063	$710,803
Pro forma net income	$23,611	$21,039	$35,672	$31,311
Pro forma earnings per common share - diluted	$0.52	$0.47	$0.78	$0.71

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

5.	INVENTORIES

Inventories consisted of the following:

	December 31, 2011	June 30, 2011
Finished goods	$114,693	$113,086
Raw materials, work-in-progress and packaging	74,821	58,012

	$189,514	$171,098

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2011	June 30, 2011
Land	$10,086	$9,157
Buildings and improvements	60,064	41,779
Machinery and equipment	205,748	156,739
Furniture and fixtures	8,494	8,230
Leasehold improvements	2,357	1,934
Construction in progress	4,234	6,382

	290,983	224,221
Less: Accumulated depreciation and amortization	119,039	113,798

	$171,944	$110,423

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed.

Changes in the carrying amount of goodwill for the six months ended December 31, 2011 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance as of June 30, 2011:	$610,403	$(42,029)	$568,374
Acquisition	123,226	—	123,226
Translation adjustments, net	(8,153)	—	(8,153)

Balance as of December 31, 2011:	$725,476	$(42,029)	$683,447

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At December 31, 2011, included in trademarks and other intangible assets on the balance sheet are $102,848 of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives of 3 to 20 years. The following table reflects the components of trademarks and other intangible assets:

	December 31, 2011	June 30, 2011
Non-amortized intangible assets:
Trademarks and tradenames	$210,258	$186,273
Amortized intangible assets:
Other intangibles	102,848	55,314
Less: accumulated amortization	(25,093)	(21,158)

Net carrying amount	$288,013	$220,429

Amortization expense for the three and six months ended December 31, 2011 and 2010 was as follows:

	Three months ended		Six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Amortization of intangible assets	$2,458	$1,417	$4,234	$3,019

Expected amortization expense over the next five fiscal years is as follows:

	2012	2013	2014	2015	2016
Estimated amortization expense	$9,568	$9,407	$8,611	$8,504	$7,995

The weighted average remaining amortization period of amortized intangible assets is 9.8 years.

8.	LONG-TERM DEBT AND CREDIT FACILITY

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of December 31, 2011, $150,000 of the senior notes was outstanding.

We have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”), expiring in July 2015. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other corporate purposes. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.00 to 1.00 and a consolidated leverage ratio (as defined) of no more than 3.50 to 1.00, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the twelve-month period following a permitted acquisition. The Credit Agreement may be increased by an additional uncommitted $100 million, provided certain conditions are met. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of December 31, 2011, there were $300,000 of borrowings outstanding under the Credit Agreement.

9.	INCOME TAXES

The effective income tax rate was 36.4% for the three months and 37.8% for the six months ended December 31, 2011 and 39.6% for the three months and 41.5% for the six months ended December 31, 2010. The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate for the second quarter and first six months of fiscal 2012 was lower than the comparable periods of the prior year primarily as a result of reduced losses incurred in the United Kingdom and the acquisition of Daniels on October 25, 2011 and the associated change in the mix of consolidated income to lower tax jurisdictions. Prior to the acquisition of Daniels, no tax benefits were recorded for losses incurred in the United Kingdom. The Company will continue to maintain a valuation allowance on our net deferred tax assets related to those carryforward losses until an appropriate level of profitability is attained such that the losses may be utilized. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The fiscal 2012 and 2011 effective income tax rates differed from the federal statutory rate primarily due to the item noted previously, as well as the effect of state income taxes and the mix of pretax earnings by jurisdiction.

In connection with the acquisition of Daniels, we recorded a $2.1 million reserve related to an uncertain tax position recorded by Daniels in prior years. We also recorded an indemnification asset for the same amount as the sellers of Daniels are contractually required to reimburse the Company for any assessment that may arise. There were no other material changes in unrecognized tax benefits during the first six months of fiscal 2012.

10.	STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

We have stock based compensation programs under which awards, including stock options, restricted stock, restricted stock units and unrestricted shares, may be granted to employees, consultants and non-employee directors.

During the six months ended December 31, 2011, 231,824 shares of restricted stock and restricted stock units were granted with an estimated grant date value of $8,193. Included in this grant were 85,363 restricted shares and restricted stock units granted under the Company’s 2012-2013 Long-term Incentive Plan, 42,683 of which are subject to the achievement of minimum performance goals established under that plan (see “Long-Term Incentive Plan,” below). There were no stock options granted during the six month period.

Compensation cost and related income tax benefits recognized in the Company’s condensed consolidated statements of operations for stock based compensation plans were as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Compensation cost (included in selling, general and administrative expense)	$1,969	$2,161	$3,763	$3,911
Related income tax benefit	$767	$712	$1,466	$1,264

Stock Options

A summary of our stock option activity for the six months ended December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2011	3,497,752	$17.35
Granted	—	—
Exercised	(322,850)	16.54
Canceled and expired	(2,550)	16.44

Options outstanding December 31, 2011	3,172,352	$17.43	3.38	$55,296

Options exercisable at December 31, 2011	2,529,708	$17.57	3.20	$44,435

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the six month period ended December 31, 2011 and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2011. This value will change based on the fair market value of the Company’s common stock.

For the six months ended December 31,

	2011	2010
Intrinsic value of options exercised	$5,964	$1,382
Cash received from stock option exercises	$5,340	$2,219
Tax benefit recognized from stock option exercises	$1,801	$533

At December 31, 2011 there was $1,397 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock

A summary of our non-vested restricted stock awards and activity for the six months ended December 31, 2011 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and units – June 30, 2011	407,231	$22.43
Granted	231,824	35.34
Vested	(73,951)	21.62
Forfeited	(13,364)	25.77

Non-vested restricted stock and units – December 31, 2011	551,740	$27.88

For the six months ended December 31,

	2011	2010
Fair value of restricted stock and restricted stock units granted	$8,193	$7,055
Fair value of shares vested	$2,592	$1,884
Tax benefit recognized from restricted shares vesting	$990	$527

At December 31, 2011, $11,379 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.5 years.

There were 7,280,726 shares of Common Stock reserved for future issuance in connection with stock based awards as of December 31, 2011.

Long-Term Incentive Plan

The Company adopted, beginning in fiscal 2010, a long-term incentive program, (the “LTI Plan”). The LTI Plan currently consists of two two-year performance-based long-term incentive plans (the “2011-2012 LTIP” and the “2012-2013 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over the two year period. The initial two-year long-term incentive plan (the “2010-2011 LTIP”) concluded in fiscal 2011. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.

The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee. Upon the adoption of each two year plan, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (either restricted stock or stock options), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants are subject to time vesting requirements, and a portion of the 2011-2012 LTIP and 2012-2013 LTIP related grants are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.

The Compensation Committee determined that the target values set under the 2010-2011 LTIP were achieved and approved the payment of awards to the participants. The awards totaled $7,825 after deducting the value of the Initial Equity Grants and were settled by the issuance of 63,099 unrestricted shares of the Company’s common stock and $5,869 in cash in fiscal 2012. The Company has determined that the achievement of certain of the performance goals for the 2011-2012 LTIP and 2012-2013 LTIP are probable and, accordingly, recorded expense (in addition to the expense associated with the Initial Equity Grants) of $1,839 for the three months and $3,567 for the six months ended December 31, 2011 related to these plans. There was $3,037 and $3,698, respectively, of expense recorded for the three months and six months ended December 31, 2010 with respect to our LTI Plan.

11.	RESTRUCTURING AND OTHER CHARGES

The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.

In the third quarter of fiscal 2011 we initiated a plan to close our Manchester, United Kingdom non-dairy beverage facility. For the year ended June 30, 2011, we recorded $321 of costs associated with this plan. In the six months ended December 31, 2011, we recorded $581 of severance costs related to our fresh food-to-go products operation in the United Kingdom. These costs are included in “Acquisition related expenses and restructuring charges” on the Condensed Consolidated Statements of Income. As of December 31, 2011, the remaining amount accrued for these initiatives was $644.

12.	INVESTMENTS AND JOINT VENTURES

Equity method investments

At December 31, 2011, the Company owned 48.7% of Hain Pure Protein (see Note 1). This investment is accounted for under the equity method of accounting. The carrying value of our investment of $24,737 and advances to HPP of $9,735 are included on the consolidated balance sheet in “Investments and joint ventures.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP in June 2009 and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility. The balance of the advances are due no later than December 31, 2012.

At December 31, 2011, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes co-branded infant and toddler feeding products and markets and distributes selected of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $3,165 are included on the consolidated balance sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting. For the three and six months ended December 31, 2011 and 2010, the joint venture’s results of operations were not significant.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $4,789 at December 31, 2011 and $6,390 at June 30, 2011 and is included in “Investments and joint ventures,” with the related unrealized loss, net of tax, included in “Accumulated other comprehensive income” in the Company’s condensed consolidated balance sheets.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$3,910	—	$3,910	—
Forward foreign currency contracts	312	—	312	—
Available for sale securities	4,789	$4,789	—	—

	$9,011	$4,789	$4,222	—

Liabilities:
Contingent consideration, of which $14,941 is noncurrent	$23,680	—	—	$23,680

Total	$23,680	—	—	$23,680

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7,300	—	$7,300	—
Available for sale securities	6,390	6,390	—	—

	$13,690	$6,390	$7,300	—

Liabilities:
Forward foreign currency contracts	$766	—	$766	—
Contingent consideration, of which $13,244 is noncurrent	37,145	—	—	$37,145

Total	$37,911	—	$766	$37,145

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

In connection with the acquisitions of the Daniels Group in October 2011, the assets and business of 3 Greek Gods, LLC in July 2010, the assets and business of World Gourmet Marketing LLC in June 2010, GG UniqeFiber AS in January 2011 and Churchill Products Limited in June 2010, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the six months ended December 31, 2011, the Company reassessed the fair value of the contingent consideration for each of these acquisitions, resulting in additional expense of $900.

The following table summarizes the Level 3 activity:

Six months ended December 31, 2011
Balance as of June 30, 2011	$37,145
Fair value of initial contingent consideration	18,355
Accretion of interest expense on contingent consideration	460
Contingent consideration adjustment expense	900
Contingent consideration paid	(32,660)
Translation adjustment	(520)

Balance as of December 31, 2011	$23,680

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2011.

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

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at December 31, 2011 were $15,135 and $312 of net assets. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months. There were $13,650 of notional amount and $766 of net liabilities of foreign exchange derivative contracts outstanding at June 30, 2011.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the six months ended December 31, 2011, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the six months ended December 31, 2011.

The impact on other comprehensive income from foreign exchange contracts that qualified as cash flow hedges was as follows:

Six months ended December 31, 2011
Net carrying amount at June 30, 2011	$(572)
Cash flow hedges deferred in OCI	1,079
Changes in deferred taxes	(273)

Net carrying amount at December 31, 2011	$234

14.	COMMITMENTS AND CONTINGENCIES

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

Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our operations by geographic area is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales:
United States	$259,152	$238,204	$492,794	$449,071
Canada	24,670	18,051	43,081	34,268
United Kingdom	77,133	16,048	93,893	29,998
Rest of Europe	24,597	19,575	48,143	36,502

	$385,552	$291,878	$677,911	$549,839

Income before income taxes and equity in earnings of equity-method investees:
United States	$26,500	$26,293	$48,017	$44,850
Canada	2,556	2,404	3,128	3,252
United Kingdom	1,300	(2,906)	(1,292)	(7,054)
Rest of Europe	(41)	394	(199)	1,223

	$30,315	$26,185	$49,654	$42,271

	December 31, 2011	June 30, 2011
Long-lived assets:
United States	$809,063	$821,169
Canada	65,463	65,952
United Kingdom	285,175	30,366
Rest of Europe	40,199	44,951

	$1,199,900	$962,438

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the December 31, 2011 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2011. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

We manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthy Way of Life™. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well-known brands. We operate in one segment, the manufacturing, distribution, marketing and sale of natural and organic products, including food, beverage, personal care and household products. Our business strategy is to integrate all of our brands under one management team and employ a uniform marketing, sales and distribution strategy. We market our products through a network of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, e-tailers, food service channels and club stores. We manufacture domestically and internationally and our products are sold in more than 50 countries.

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

On October 25, 2011, we acquired the Daniels Group (“Daniels”), a leading marketer and manufacturer of natural chilled foods in the United Kingdom, for $233.8 million in cash, net, and up to £13 million (approximately $20.5 million at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. Daniels’ product offerings cover five categories and include three leading brands, The New Covent Garden Soup Co., the Johnson’s Juice Co. and Farmhouse Fare hot-eating desserts. Daniels also offers fresh prepared fruit products and chilled ready meals. Daniels’ products are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels will extend our presence into one of the fastest-growing healthy food segments in the United Kingdom and provide a platform for the growth of our combined operation. We also believe the acquisition will provide us with the scale in our international operations to allow us to introduce some of our existing global brands in the marketplace in a more meaningful way. The operating results of Daniels will be included in our consolidated financial statements from the date of acquisition.

We expect the economic environment to remain challenging. Our sales and profits have continued to increase during a difficult period. We continue to monitor the economic and political environment and anticipate that high unemployment and uncertainty may affect consumer confidence, behavior and spending. We expect that we will continue to support the increased consumer consumption we have experienced in the United States over the last two years with expanded distribution, efficient use of promotional allowances and the introduction of innovative new products. We have experienced increases in select input costs, and we expect that higher input costs will continue to affect future periods. We strive to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.

Our corporate website is www.hain-celestial.com. The information contained on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three months ended December 31, 2011

Net sales for the three months ended December 31, 2011 were $385.6 million compared to $291.9 million for the three months ended December 31, 2010, an increase of $93.7 million, or 32.1%. Sales in North America increased $27.6 million, or 10.8%, from the year ago quarter. Our increased sales were driven by increased consumption and expanded distribution, with strong contributions from our Earth’s Best, Celestial Seasonings, MaraNatha, Garden of Eatin’, Sensible Portions, The Greek Gods, and JASON personal care brands. Sales in Europe increased $66.1 million, or 185.6%, primarily as a result of the acquisition of Daniels during the second quarter of fiscal 2012, and to a lesser extent, sales from Danival and GG UniqueFiber, both of which were acquired in the third quarter of fiscal 2011.

Gross profit for the three months ended December 31, 2011 was $105.5 million, an increase of $20.1 million, or 23.6%, from gross profit of $85.4 million reported in last year’s quarter. Gross profit as a percentage of net sales was 27.4% for the three months ended December 31, 2011 compared to 29.3% in last year’s quarter. The change in gross profit percentage resulted from the mix of product sales, including the margin impact related to the inclusion of Daniels which operates at slightly lower relative margins. In addition, we experienced generally higher input costs, which were offset partially by productivity savings and price increases.

Selling, general and administrative expenses were $65.4 million for the three months ended December 31, 2011, an increase of $10.4 million, or 18.9%, compared to $55.0 million reported in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets. Selling, general and administrative expenses as a percentage of net sales decreased to 17.0% in the second quarter of fiscal 2012, primarily related to the inclusion of Daniels which operates with lower relative expenses, compared to 18.8% in the second quarter of last year.

In the three months ended December 31, 2011 we recorded acquisition and integration related expenses of $5.2 million, which were primarily incurred in connection with the acquisition of Daniels. In the three months ended December 31, 2010, we incurred acquisition and integration related expenses of $0.7 million which primarily related to the acquisition of The Greek Gods yogurt brand.

Operating income was $34.9 million for the three months ended December 31, 2011 compared to $29.7 million in last year’s quarter. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 9.1% in the December 31, 2011 quarter compared with 10.2% in the December 31, 2010 quarter.

Interest and other expenses, net were $4.6 million for the three months ended December 31, 2011 compared to $3.5 million for the three months ended December 31, 2010. Net interest expense totaled $4.0 million in this year’s second quarter, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and interest accretion on contingent consideration, offset partially by interest income earned on cash equivalents. Net interest expense in last year’s second quarter was approximately $3.4 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to purchase Daniels during the quarter.

Income before income taxes and equity in the earnings of our equity-method investees for the three months ended December 31, 2011 amounted to $30.3 million compared to $26.2 million in the comparable period of the prior year.

Our effective income tax rate was 36.4% of pre-tax income for the three months ended December 31, 2011 compared to 39.6% for the three months ended December 31, 2010. The effective tax rate for the second quarter of fiscal 2012 was lower than the comparable period of the prior year primarily as a result of the acquisition of Daniels and the associated change in the mix of consolidated income to lower tax jurisdictions. The effective rate differs from the statutory federal rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Our equity in the net income from our joint venture investments for the three months ended December 31, 2011 was $0.8 million compared to $0.4 million in last year’s second quarter. Our equity in the earnings of HPP increased to $1.4 million for the three months ended December 31, 2011 from $0.5 million in the year ago quarter, which was partially offset by losses incurred by HHO as they continue to develop the Asian markets.

Net income for the three months ended December 31, 2011 was $20.0 million compared to $16.3 million in last year’s second quarter. The increase of $3.7 million in earnings was attributable to the factors noted above.

Six months ended December 31, 2011

Net sales for the six months ended December 31, 2011 were $677.9 million compared to $549.8 million for the six months ended December 31, 2010, an increase of $128.1 million, or 23.3%. Sales in North America increased $52.5 million, or 10.9%, from the prior period. The increase in sales resulted from growth from many of our existing brands, including Earth’s Best, Celestial Seasonings, MaraNatha, Garden of Eatin’, Sensible Portions, The Greek Gods, and JASON personal care brands, as improved consumption trends continued. Sales in Europe increased $75.5 million, or 113.6%, primarily as a result of the acquisition of Daniels during the second quarter of fiscal 2012, and to a lesser extent, sales from Danival and GG UniqueFiber, both of which were acquired in the third quarter of fiscal 2011.

Gross profit for the six months ended December 31, 2011 was $185.4 million, an increase of $29.9 million from gross profit of $155.5 million reported in last year’s first six months. Gross profit as a percentage of net sales was 27.3% for the six months ended December 31, 2011 compared to 28.3% of net sales for the December 31, 2010 comparable period. The change in gross profit percentage resulted from the mix of product sales, including the margin impact related to the inclusion of Daniels which operates at slightly lower relative margins. In addition, we experienced generally higher input costs, offset partially by productivity savings.

Selling, general and administrative expenses were $120.6 million for the six months ended December 31, 2011, an increase of $15.5 million, or 14.7%, compared to $105.2 million in the six months ended December 31, 2010. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets. Selling, general and administrative expenses as a percentage of net sales decreased to 17.8% in the first six months of fiscal 2012, primarily related to the inclusion of Daniels which operates with lower relative expenses, compared to 19.1% in the first six months of last year.

In the six months ended December 31, 2011 we recorded acquisition and integration related expenses of $7.0 million, which were primarily incurred in connection with the acquisition of Daniels and additional contingent consideration on a prior acquisition. In the six months ended December 31, 2010, we incurred acquisition and integration related expenses of $2.1 million primarily related to the acquisition of The Greek Gods yogurt brand in July 2010.

Operating income was $57.8 million for the six months ended December 31, 2011 compared to $48.3 million in the prior year. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 8.5% in the December 31, 2011 period compared with 8.8% in the six months ended December 31, 2010.

Interest and other expenses, net were $8.1 million for the six months ended December 31, 2011 compared to $6.0 million for the six months ended December 31, 2010. Net interest expense totaled $6.9 million in this year’s first six months, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and interest accretion on contingent consideration offset partially by interest income earned on cash equivalents. Net interest expense in last year’s first six months was approximately $6.8 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to purchase Daniels during the period, offset partially by a lower interest accretion on contingent consideration due to payments that were made during the current period.

Income before income taxes and equity in the after tax earnings of our equity-method investees for the six months ended December 31, 2011 amounted to $49.7 million compared to $42.3 million in the comparable period of the prior year.

Our effective income tax rate was 37.8% of pre-tax income for the six months ended December 31, 2011 compared to 41.5% for the six months ended December 31, 2010. The effective tax rate for the first six months of fiscal 2012 was lower than the comparable period of the prior year primarily as a result of reduced losses incurred in the United Kingdom and the acquisition of Daniels on October 25, 2011 and the associated change in the mix of consolidated income to lower tax jurisdictions. Prior to the acquisition of Daniels, no tax benefits were recorded for losses incurred in the United Kingdom. The Company will continue to maintain a valuation allowance on our net deferred tax assets related to those carryforward losses until an appropriate level of profitability is attained such that the losses may be utilized. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. The effective rate differs from the federal statutory rate primarily due to the item noted previously, as well as the effect of state and local income taxes and the mix of pretax earnings by jurisdiction. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Our equity in the net income from our investments in HPP and HHO for the six months ended December 31, 2011 was $0.8 million compared to $0.6 million for the six months ended December 31, 2010. Our equity in the earnings of HPP increased to $1.6 million for the six months ended December 31, 2011 from $0.7 million in the year ago quarter, which was partially offset by losses incurred by HHO as they continue to develop the Asian markets.

Net income for the six months ended December 31, 2011 was $31.7 million compared to $25.4 million for the six months ended December 31, 2010. The increase of $6.3 million in earnings was attributable to the factors noted above.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance was $23.9 million at December 31, 2011, a decrease of $3.6 million from June 30, 2011, the end of fiscal 2011. Net cash provided by operating activities was $37.9 million for the six months ended December 31, 2011 compared to $10.7 million for the six months ended December 31, 2010. The increase in cash provided by operations in the first six months of fiscal 2012 resulted from an improvement of $11.2 million in net income and non-cash items and an improvement of $16.1 million as compared to the prior year period in cash used for changes in operating assets and liabilities. The improvement in cash used for changes in operating assets and liabilities (which is exclusive of the acquired Daniels balances) primarily resulted from favorable changes in accounts payable and accrued expenses and inventories, offset partially by higher accounts receivable balances attributable to the increase in sales.

We used $240.3 million of cash in investing activities in the six months ended December 31, 2011, which consisted of $240.9 million, net of cash acquired, for our acquisitions of Daniels and Europe’s Best and $6.9 million for capital expenditures. This was partially offset by loan repayments of $7.3 million received from our equity method investee, HPP. In the six months ended December 31, 2010, we used $18.2 million of cash in investing activities. We used $16.3 million of cash in connection with our acquisition of the assets and business of 3 Greek Gods L.L.C. and $4.8 million for capital expenditures. This was partially offset by proceeds from the sale of property, plant and equipment of $1.5 million.

Net cash of $194.8 million was provided by financing activities for the six months ended December 31, 2011 compared to $17.0 million for the six months ended December 31, 2010. We had proceeds from net borrowings under our revolving credit facility totaling $221.0 million during the six months ended December 31, 2011, which was used for the Daniels acquisition, offset partially by $31.8 million of contingent consideration paid related to the acquisition of the assets and business of World Gourmet Marketing LLC and 3 Greek Gods, LLC. We also had an increase in the proceeds from exercises of stock options to $5.3 million in the six months ended December 31, 2011 from $2.2 million in the six months ended December 31, 2010.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2011, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

Twelve months ended December 31,	2011	2010
Cash flow provided by operating activities	$85,921	$70,866
Purchases of property, plant and equipment	(13,578)	(11,295)

Operating free cash flow	$72,343	$59,571

Our operating free cash flow was $72.3 million for the twelve months ended December 31, 2011, compared to $59.6 million for the twelve months ended December 31, 2010, an increase of $12.8 million. We expect that our capital spending for the full current fiscal year will be approximately $20 million.

We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of December 31, 2011, there were $300.0 million of borrowings outstanding under the Credit Agreement. We are required by the terms of the Credit Agreement and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.

We believe that our cash on hand of $23.9 million at December 31, 2011, projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.

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

Seasonality

Our tea brand primarily manufactures and markets hot tea products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot tea products in the cooler months of the year. In addition, some of our other products (e.g., soups, hot-eating desserts, and baking and cereal products) also show stronger sales in the cooler months while our snack food and certain of our prepared food product lines are stronger in the warmer months. In years where there are warm winter seasons, our sales of cooler weather products, which typically increase in our second and third fiscal quarters, may be negatively impacted.

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

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. These forward-looking statements include the following: (i) our beliefs regarding our sales and marketing strategy; (ii) our intention to grow through acquisitions as well as internal expansion; (iii) our expectations regarding the integration of acquisitions and the opportunities for growth related thereto; (iv) our beliefs regarding the integration of our brands and the resulting impact thereof; (v) our statements regarding the introduction of new products and the impact on our revenues and margins; (vi) our beliefs regarding the positioning of our business for the future; (vii) our beliefs that we will continue to derive benefits from new products; (viii) our expectations concerning the economic environment; (ix) our expectations concerning our support of increased consumer consumption; (x) our expectations concerning higher input costs; (xi) our belief that our cash and cash equivalent investments have no significant exposure to interest rate risk; (xii) our belief that our sources of liquidity are adequate to fund our anticipated operating and cash requirements for the next twelve months; and (xiii) our expectations regarding our capital spending for fiscal year 2012. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•	our ability to effectively integrate our acquisitions;

•	the effects on our results of operations from the impacts of foreign exchange;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing customers and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel, raw material and commodity costs;

•	changes in, or the failure to comply with, government regulations;

•	the availability of natural and organic ingredients;

•	the loss of one or more of our manufacturing facilities;

•	our ability to use our trademarks;

•	reputational damage;

•	product liability;

•	seasonality;

•	the Company’s reliance on its information technology systems; and

•	other risks detailed from time-to-time in the Company’s reports filed with the SEC, including the annual report on Form 10-K, for the fiscal year ended June 30, 2011.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the six months ended December 31, 2011 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

During the three months ended December 31, 2011, the Company acquired the Daniels Group (“Daniels”). The assessment of our disclosure controls and procedures as of the end of the period covered by this report excluded Daniels. Daniels accounted for 19.5 percent of our consolidated assets as of December 31, 2011 and 15.6 percent of our consolidated net sales for the three months ended December 31, 2011.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans(2)
October 2011	215	(1)	$30.55	—	900,300
November 2011	15,062	(1)	$35.37	—	900,300
December 2011	77	(1)	$36.37	—	900,300

Total	15,354		$35.30	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.
(2)	The Company’s plan to repurchase up to one million shares of its common stock was first announced publicly on a conference call on August 29, 2002. At March 31, 2005, there remained authorization to repurchase 545,361 shares of our common stock. Effective April 18, 2005, the Board of Directors voted to refresh the authorization of shares to be repurchased to a total of one million, of which 99,700 were subsequently repurchased.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2011).

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

(a) - Filed herewith

* - Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date: February 9, 2012	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date: February 9, 2012	/s/ IRA J. LAMEL
Ira J. Lamel, Executive Vice President and Chief Financial Officer