Form 10-Q
period 2012-03-31
HAIN CELESTIAL GROUP INC
filed 2012-05-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File No. 0-22818
___________________________________________
THE HAIN CELESTIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	22-3240619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58 South Service Road Melville, New York	11747
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (631) 730-2200
___________________________________________
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
As of May 2, 2012 there were 44,727,901 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2012	June 30, 2011
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$41,164	$27,517
Accounts receivable, less allowance for doubtful accounts of $2,758 and $1,280	192,871	143,348
Inventories	179,754	171,098
Deferred income taxes	14,014	13,993
Prepaid expenses and other current assets	19,653	15,110
Assets of business held for sale	30,452	—
Total current assets	477,908	371,066
Property, plant and equipment, net	147,350	110,423
Goodwill	682,256	568,374
Trademarks and other intangible assets, net	318,543	220,429
Investments and joint ventures	43,023	50,557
Other assets	14,170	12,655
Total assets	$1,683,250	$1,333,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,997	$93,194
Accrued expenses and other current liabilities	72,611	73,884
Income taxes payable	5,060	2,974
Current portion of long-term debt	380	633
Liabilities of business held for sale	10,379	—
Total current liabilities	216,427	170,685
Long-term debt, less current portion	430,358	229,540
Deferred income taxes	81,651	52,915
Other noncurrent liabilities	12,286	13,661
Total liabilities	740,722	466,801
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 45,920,013 and 45,045,097 shares	459	451
Additional paid-in capital	607,832	582,972
Retained earnings	351,721	295,886
Accumulated other comprehensive income	4,292	7,144
	964,304	886,453
Less: 1,202,612 and 1,144,610 shares of treasury stock, at cost	(21,776)	(19,750)
Total stockholders’ equity	942,528	866,703
Total liabilities and stockholders’ equity	$1,683,250	$1,333,504
Note: The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date.
 See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	$379,357	$288,386	$1,041,022	$838,225
Cost of sales	275,028	205,822	752,640	600,167
Gross profit	104,329	82,564	288,382	238,058
Selling, general and administrative expenses	63,183	53,664	182,765	158,814
Acquisition related expenses and restructuring charges	549	(1,920)	7,501	169
Operating income	40,597	30,820	98,116	79,075
Interest and other expenses, net	4,172	2,851	12,273	8,835
Income before income taxes and equity in earnings of equity-method investees	36,425	27,969	85,843	70,240
Provision for income taxes	12,384	11,076	31,063	28,601
Equity in net (income) loss of equity-method investees	(28)	121	(847)	(495)
Income from continuing operations	24,069	16,772	55,627	42,134
Income from discontinued operations, net of tax	38	—	208	—
Net income	$24,107	$16,772	$55,835	$42,134

Basic net income per common share:
From continuing operations	$0.54	$0.39	$1.26	$0.98
From discontinued operations	0.00	—	0.00	—
Net income per common share - basic	$0.54	$0.39	$1.26	$0.98

Diluted net income per common share:
From continuing operations	$0.52	$0.38	$1.22	$0.95
From discontinued operations	0.00	—	0.00	—
Net income per common share - diluted	$0.52	$0.38	$1.22	$0.95

Shares used in the calculation of net income per common share:
Basic	44,506	43,202	44,198	42,985
Diluted	45,989	44,711	45,666	44,321
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2012
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2011	45,045,097	$451	$582,972	$295,886	1,144,610	$(19,750)	$7,144	$866,703
Net income				55,835				55,835
Foreign currency translation adjustments, net of tax							(2,648)	(2,648)
Change in deferred gains on cash flow hedging instruments, net of tax							616	616
Change in unrealized loss on available for sale investment, net of tax							(820)	(820)
Total comprehensive income								$52,983
Issuance of common stock pursuant to compensation plans	874,916	8	12,456					12,464
Stock based compensation income tax effects			6,083					6,083
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					58,002	(2,026)		(2,026)
Stock based compensation charge			6,321					6,321
Balance at March 31, 2012	45,920,013	$459	$607,832	$351,721	1,202,612	$(21,776)	$4,292	$942,528
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended March 31,
	2012	2011
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$55,835	$42,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,367	17,661
Deferred income taxes	(2,260)	(2,385)
Equity in net (income) loss of equity-method investees	(847)	(495)
Stock based compensation	6,321	7,288
Tax benefit from stock based compensation	6,083	2,305
Contingent consideration expense/(reduction)	900	(3,687)
Interest accretion on contingent consideration	672	1,378
Other non-cash items, net	612	103
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(26,879)	(21,003)
Inventories	3,269	(1,921)
Other current assets	(991)	(1,252)
Other assets	(2,505)	(4,787)
Accounts payable and accrued expenses	13,888	1,527
Acquisition-related contingent consideration	(850)	—
Income taxes	2,105	3,565
Net cash provided by operating activities	77,720	40,431
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(243,425)	(45,317)
Purchases of property and equipment	(12,974)	(7,842)
Proceeds from disposals of property and equipment	99	1,544
Repayments from equity-method investees	7,033	1,672
Net cash provided by investing activities	(249,267)	(49,943)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	10,509	8,224
Borrowings under bank revolving credit facility	200,994	11,100
Repayments of other long-term debt, net	(353)	(16)
Acquisition-related contingent consideration	(31,810)	—
Excess tax benefits from stock based compensation	4,544	—
Shares withheld for payment of employee payroll taxes	(2,026)	(799)
Net cash provided by financing activities	181,858	18,509
Effect of exchange rate changes on cash	3,336	(692)
Net increase in cash and cash equivalents	13,647	8,305
Cash and cash equivalents at beginning of period	27,517	17,266
Cash and cash equivalents at end of period	$41,164	$25,571
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, Westsoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Danival®, GG UniqueFiberTM, Yves Veggie Cuisine®, Europe’s Best®, DeBoles®, Linda McCartney® (under license), New Covent Garden Soup Co.®, Johnson’s Juice Co.®, Farmhouse Fare®, Cully & Sully® and Daily BreadTM. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, and Earth’s Best TenderCare® brands. Our household cleaning products are marketed under the Martha Stewart CleanTM (under license) brand.
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
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The amounts as of and for the periods ended June 30, 2011 are derived from the Company’s audited annual financial statements. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. Please refer to the footnotes to our consolidated financial statements as of June 30, 2011 and for the year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.
Newly Adopted Accounting Pronouncements
In the first quarter of fiscal 2012, we adopted new accounting guidance included in Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under Accounting Standards Codification (“ASC”) Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

In the third quarter of fiscal 2012, we adopted new accounting guidance included in ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this standard generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Effective

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires that the components of other comprehensive income (“OCI”) be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. The ASU eliminates an existing option to present the components of OCI as part of the statement of changes in stockholders' equity. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirements in ASU No. 2011-05 to present reclassification adjustments out of accumulated OCI by component in both the statement in which net income is presented and the statement in which OCI is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for the Company's first quarter of fiscal year 2013. The adoption of this new guidance will require changing the Company's presentation and disclosure of comprehensive income, but these changes in presentation will not have an impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities would not be required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of adopting the provisions of ASU No. 2011-08.

3.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$24,069	$16,772	$55,627	$42,134
Income from discontinued operations, net of tax	38	—	208	—
Net income	$24,107	$16,772	$55,835	$42,134

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	44,506	43,202	44,198	42,985
Effect of dilutive stock options, unvested restricted stock and unvested restricted stock units	1,483	1,509	1,468	1,336
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	45,989	44,711	45,666	44,321

Basic net income per common share:
From continuing operations	$0.54	$0.39	$1.26	$0.98
From discontinued operations	0.00	—	0.00	—
Net income per common share - basic	$0.54	$0.39	$1.26	$0.98

Diluted net income per common share:
From continuing operations	$0.52	$0.38	$1.22	$0.95
From discontinued operations	0.00	—	0.00	—
Net income per common share - diluted	$0.52	$0.38	$1.22	$0.95

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards. The Company used income from continuing operations as the control number in determining whether potential common shares were dilutive or anti-dilutive. The same number of potential common shares used in computing the diluted per share amount from continuing operations was also used in computing the diluted per share amounts from discontinued operations even if those amounts were anti-dilutive.

Anti-dilutive stock options and restricted stock awards totaling 4,000 and 591,000 for the three months and 39,000 and 833,000 for the nine months ended March 31, 2012 and 2011, respectively, were excluded from our earnings per share calculations.

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
Fiscal 2012
On October 25, 2011, we acquired the Daniels Group (“Daniels”) in the United Kingdom, for £146,532 in cash, net (approximately $233,822 at the transaction date exchange rate), and up to £13,000 (approximately $20,500 at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. The acquisition was funded with borrowings under our revolving credit facility. Daniels is a leading marketer and manufacturer of natural chilled foods, including three leading brands – The New Covent Garden Soup Co., Johnson’s Juice Co. and Farmhouse Fare hot-eating desserts. Daniels also offers fresh prepared fruit products and chilled ready meals. Daniels’ product offerings are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels will extend our presence into one of the fastest-growing healthy food segments in the United Kingdom and provide a platform for the growth of our combined operations. We also believe the acquisition will provide us with the scale in our international operations to allow us to introduce some of our existing brands in the marketplace in a more meaningful way. During the third quarter of fiscal 2012, the Company decided to sell the Daniels private label chilled ready meals operations. Refer to Note 16, Discontinued Operations, for additional information. Since the date of acquisition, Daniels net sales and income before income taxes from continuing operations of $100,265 and $12,773, respectively, were included in the Condensed Consolidated Statements of Income for the nine months ended March 31, 2012.
On October 5, 2011 we acquired the assets and business of the Europe’s Best brand of all natural frozen fruit and vegetable products through our wholly-owned Hain Celestial Canada subsidiary for $9,513 in cash (which is subject to a final settlement with the sellers). The Europe’s Best product line includes premium fruit and vegetable products distributed in Canada. The acquisition provides us entry into a new category and is expected to complement our existing product offerings. The amounts of net sales and earnings from the Europe’s Best acquisition included in our results since the acquisition date were not significant.
The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2012 acquisitions:

	Daniels	Europe’s Best	Total
Purchase price:
Cash paid	$233,822	$9,513	$243,335
Fair value of contingent consideration	15,637	—	15,637
	$249,459	$9,513	$258,972
Allocation:
Current assets	$55,742	$7,157	$62,899
Property, plant and equipment	46,799	—	46,799
Identifiable intangible assets	106,784	2,706	109,490
Other non-current assets, net	1,108	—	1,108
Assumed liabilities	(46,430)	(184)	(46,614)
Deferred income taxes	(30,982)	(166)	(31,148)
Goodwill	116,438	—	116,438
	$249,459	$9,513	$258,972

The purchase price allocations are based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocations. The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships initially valued at $54,662 with a weighted average estimated useful life of 11.1 years and trade names initially valued at $54,828 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business products. The goodwill recorded as a result of the Daniels acquisition is not expected to be deductible for tax purposes.
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
On July 2, 2010, we acquired substantially all of the assets and business, including The Greek Gods brand of Greek-style yogurt products, and assumed certain liabilities of 3 Greek Gods, LLC (“Greek Gods”). Greek Gods develops, produces, markets The Greek Gods brand of Greek-style yogurt products into various sales channels. The acquisition of The Greek Gods brand expanded our refrigerated product offerings. The acquisition was completed for initial cash consideration of $16,277, and 242,185 shares of the Company’s common stock, valued at $4,785, plus additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012. The Company paid $15,400 of contingent consideration during the fourth quarter of fiscal 2011, representing payment for the achievement of the first year’s operating results and paid the remaining $9,000 in the second quarter of fiscal 2012. The Company recorded $22,900 as the fair value of the contingent consideration at the acquisition date and the additional payments totaling $1,500 were recorded in the Condensed Consolidated Statements of Income in periods subsequent to the acquisition. Identifiable intangible assets acquired consisted of customer relationships and the trade name. The trade name intangible relates to “The Greek Gods” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. The goodwill recorded of $23,686 represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including entry into the yogurt category and use of our existing infrastructure to expand sales of the acquired business products and is deductible for tax purposes.
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
The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $407 and $6,140 were expensed in the three and nine months ended March 31, 2012, and $1,690 (which was offset by a reversal of $4,130 of contingent consideration) and $2,939 (which was offset by a net reversal of $3,687 of contingent consideration) were expensed in the three and nine months ended March 31, 2011, respectively.

The following table provides unaudited pro forma results of continuing operations for the three and nine months ended March 31, 2012 and 2011 as if all of the above acquisitions had been completed at the beginning of the prior fiscal year. The following pro forma combined results of continuing operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred in fiscal 2012 and 2011 that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net sales from continuing operations	$379,357	$356,101	$1,103,918	$1,025,066
Net income from continuing operations	$25,590	$19,871	$59,799	$48,901
Net income per common share from continuing operations - diluted	$0.56	$0.44	$1.31	$1.10
This information has not been adjusted to reflect any changes in the operations of the businesses subsequent to their acquisition by us. Changes in operations of the acquired businesses include, but are not limited to, discontinuation of products, integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former managements of the businesses acquired prior to acquisition by us, the net sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

5.	INVENTORIES
Inventories consisted of the following:

	March 31, 2012	June 30, 2011
Finished goods	$115,249	$113,086
Raw materials, work-in-progress and packaging	64,505	58,012
	$179,754	$171,098

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	March 31, 2012	June 30, 2011
Land	$10,985	$9,157
Buildings and improvements	47,827	41,779
Machinery and equipment	191,961	156,739
Furniture and fixtures	8,145	8,230
Leasehold improvements	7,465	1,934
Construction in progress	3,807	6,382
	270,190	224,221
Less: Accumulated depreciation and amortization	122,840	113,798
	$147,350	$110,423

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test is performed.
Changes in the carrying amount of goodwill for the nine months ended March 31, 2012 were as follows:

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance as of June 30, 2011:	$610,403	$(42,029)	$568,374
Acquisition	116,438	—	116,438
Translation adjustments, net	(2,556)	—	(2,556)
Balance as of March 31, 2012:	$724,285	$(42,029)	$682,256
Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At March 31, 2012, included in trademarks and other intangible assets on the balance sheet are $106,249 of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives of 3 to 20 years. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2012	June 30, 2011
Non-amortized intangible assets:
Trademarks and tradenames	$240,533	$186,273
Amortized intangible assets:
Other intangibles	106,249	55,314
Less: accumulated amortization	(28,239)	(21,158)
Net carrying amount	$318,543	$220,429

Amortization expense included in continuing operations for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Amortization of intangible assets	$2,953	$1,639	$7,119	$4,658

Expected amortization expense over the next five fiscal years is as follows:

	2012	2013	2014	2015	2016
Estimated amortization expense	$9,901	$10,217	$9,289	$9,181	$8,725
The weighted average remaining amortization period of amortized intangible assets is 9.2 years.

8.	LONG-TERM DEBT AND CREDIT FACILITY
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of March 31, 2012, $150,000 of the senior notes was outstanding.
We have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”), expiring in July 2015. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other corporate purposes. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.00 to 1.00 and a consolidated leverage ratio (as defined) of no more than 3.50 to 1.00, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the twelve-month period following a permitted acquisition. The Credit Agreement may be increased by an additional uncommitted $100 million, provided certain conditions are met. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of March 31, 2012, there were $280,000 of borrowings outstanding under the Credit Agreement.

9.	INCOME TAXES
The effective income tax rate from continuing operations was 34.0% for the three months and 36.2% for the nine months ended March 31, 2012 and 39.6% for the three months and 40.7% for the nine months ended March 31, 2011. The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate for the third quarter and first nine months of fiscal 2012 was lower than the comparable periods of the prior year primarily as a result of reduced losses incurred in the United Kingdom and the acquisition of Daniels on October 25, 2011 and the increased income in its lower tax rate jurisdiction. Prior to the acquisition of Daniels, no tax benefits were recorded for losses incurred in the United Kingdom. The Company will continue to maintain a valuation allowance on its net deferred tax assets related to those carryforward losses until an appropriate level of profitability is attained such that the losses may be utilized. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. In addition, in the third quarter of fiscal 2012, the Company recorded a discrete adjustment to recognize a decrease of $820 in its liability for uncertain tax positions as the result of an expiration of the statute of limitations. The Company's tax rate for the three and nine months ended March 31, 2012 was unfavorably impacted by $1,178 related to nondeductible transaction costs incurred in connection with the acquisition of Daniels. The fiscal 2012 and 2011 effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of state and local income taxes. There were no other material changes in unrecognized tax benefits during the first nine months of fiscal 2012.
In connection with the acquisition of Daniels, we recorded a $2,102 reserve related to an uncertain tax position recorded by Daniels in prior years. We also recorded an indemnification asset for the same amount as the sellers of Daniels are contractually required to reimburse the Company for any assessment that may arise.

10.	STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS
We have stock based compensation programs under which awards, including stock options, restricted stock, restricted share units and unrestricted shares, may be granted to employees, consultants and non-employee directors.
During the nine months ended March 31, 2012, 235,824 shares of restricted stock and restricted share units were granted with an estimated grant date value of $8,364. Included in these grants were 85,363 restricted shares and restricted share units granted under the Company’s 2012-2013 Long-term Incentive Plan, 42,683 of which are subject to the achievement of minimum performance goals established under that plan (see “Long-Term Incentive Plan,” below). There were no stock options granted during the nine month period.
Compensation cost and related income tax benefits recognized in the Company’s condensed consolidated statements of operations for stock based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Compensation cost (included in selling, general and administrative expense)	$2,558	$3,377	$6,321	$7,288
Related income tax benefit	$868	$1,174	$2,241	$2,438
Stock Options
A summary of our stock option activity for the nine months ended March 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding June 30, 2011	3,497,752	$17.35
Granted	—	—
Exercised	(683,997)	15.36
Canceled and expired	(3,150)	16.13
Options outstanding March 31, 2012	2,810,605	$17.83	3.23	$73,015
Options exercisable at March 31, 2012	2,372,104	$17.56	3.13	$62,265
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the nine month period ended March 31, 2012 and the exercise price) that would have been received by the option holders had all options been exercised on March 31, 2012. This value will change based on the fair market value of the Company’s common stock.
For the nine months ended March 31,

	2012	2011
Intrinsic value of options exercised	$15,422	$5,246
Cash received from stock option exercises	$10,509	$8,224
Tax benefit recognized from stock option exercises	$5,477	$2,046
At March 31, 2012 there was $900 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 1.2 years.
Restricted Stock
A summary of our non-vested restricted stock awards and activity for the nine months ended March 31, 2012 were as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units – June 30, 2011	407,231	$22.43
Granted	235,824	35.47
Vested	(127,820)	17.52
Forfeited	(17,378)	26.51
Non-vested restricted stock and restricted share units – March 31, 2012	497,857	$29.72
For the nine months ended March 31,

	2012	2011
Fair value of restricted stock and restricted share units granted	$8,364	$7,055
Fair value of shares vested	$4,805	$3,457
Tax benefit recognized from restricted shares vesting	$1,800	$1,198
At March 31, 2012, $9,267 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.7 years.
There were 6,870,159 shares of Common Stock reserved for future issuance in connection with stock based awards as of March 31, 2012.
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
The Compensation Committee determined that the target values set under the 2010-2011 LTIP were achieved and approved the payment of awards to the participants. The awards totaled $7,825 after deducting the value of the Initial Equity Grants and were settled by the issuance of 63,099 unrestricted shares of the Company’s common stock and $5,869 in cash in fiscal 2012. The Company has determined that the achievement of certain of the performance goals for the 2011-2012 LTIP and 2012-2013 LTIP are probable and, accordingly, recorded expense (in addition to the expense associated with the Initial Equity Grants) of $1,751 for the three months and $5,317 for the nine months ended March 31, 2012 related to these plans. There was $2,072 and $5,771, respectively, of expense recorded for the three months and nine months ended March 31, 2011 with respect to our LTI Plan.

11.	RESTRUCTURING AND OTHER CHARGES
The Company periodically assesses its operations to ensure that they are efficient, aligned with market conditions and responsive to customer needs.
In the third quarter of fiscal 2011 we initiated a plan to close our Manchester, United Kingdom non-dairy beverage facility. For the year ended June 30, 2011, we recorded $321 of costs associated with this plan. In the nine months ended March 31, 2012, we recorded $606 of severance costs related to our fresh food-to-go products operation in the United Kingdom. These costs are included in “Acquisition related expenses and restructuring charges” on the Condensed Consolidated Statements of Income. As of March 31, 2012, the remaining amount accrued for these initiatives was $291.

12.	INVESTMENTS AND JOINT VENTURES
Equity method investments
At March 31, 2012, the Company owned 48.7% of Hain Pure Protein (see Note 1). This investment is accounted for under the equity method of accounting. The carrying value of our investment of $25,065 and advances to HPP of $10,049 are included on the consolidated balance sheet in “Investments and joint ventures.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP in June 2009 and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility. The balance of the advances are due no later than July 1, 2014.
At March 31, 2012, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes co-branded infant and toddler feeding products and markets and distributes selected Company brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $2,866 are included on the consolidated balance sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.
Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $5,043 at March 31, 2012 and $6,390 at June 30, 2011 and is included in “Investments and joint ventures,” with the related unrealized loss, net of tax, included in “Accumulated other comprehensive income” in the Company’s condensed consolidated balance sheets.

The Company concluded that the decline in its YHS investment is temporary and, accordingly, has not recognized a loss in its consolidated statements of operations. In making this determination, the Company considered its intent and ability to hold the investment until the cost is recovered, the financial condition of YHS, the duration and magnitude of the loss compared to the investment’s cost, and publicly available information about the industry and geographic region in which YHS operates.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$21,249	—	$21,249	—
Forward foreign currency contracts	131	—	131	—
Available for sale securities	5,043	$5,043	—	—
	$26,423	$5,043	$21,380	—
Liabilities:
Forward foreign currency contracts	$73	—	$73	—
Contingent consideration, of which $11,125 is noncurrent	21,331	—	—	$21,331
Total	$21,404	—	73	$21,331

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7,300	—	$7,300	—
Available for sale securities	6,390	$6,390	—	—
	$13,690	$6,390	$7,300	—
Liabilities:
Forward foreign currency contracts	$766	—	$766	—
Contingent consideration, of which $13,244 is noncurrent	37,145	—	—	$37,145
Total	$37,911	—	$766	$37,145
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
In connection with the acquisitions of Daniels in October 2011, the assets and business of Greek Gods in July 2010, the assets and business of World Gourmet Marketing, L.L.C. in June 2010, GG UniqeFiber AS in January 2011 and Churchill Products Limited in June 2010, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the nine months ended March 31, 2012, the Company reassessed the fair value of the contingent consideration for each of these acquisitions, resulting in additional expense of $900. The significant inputs used in these estimates include a weighted average discount rate of 10.5% (which is based on a risk analysis of the respective liabilities) and numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts. A one percentage point change in the discount rates used would result in a change to the recorded liability of approximately $0.3 million as of March 31, 2012.
The following table summarizes the Level 3 activity:

Nine months ended March 31, 2012
Balance as of June 30, 2011:	$37,145
Fair value of initial contingent consideration	15,637
Contingent consideration adjustment and accretion of interest expense	1,572
Contingent consideration paid	(32,660)
Translation adjustment	(363)
Balance as of March 31, 2012:	$21,331

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2012.
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
Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at March 31, 2012 were $18,145 and $58 of net assets. There were $13,650 of notional amount and $766 of net liabilities of foreign exchange derivative contracts outstanding at June 30, 2011. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.
The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the nine months ended March 31, 2012, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the nine months ended March 31, 2012.
The impact on other comprehensive income from foreign exchange contracts that qualified as cash flow hedges was as follows:

Nine months ended March 31, 2012
Net carrying amount at June 30, 2011	$(572)
Cash flow hedges deferred in OCI	824
Changes in deferred taxes	(208)
Net carrying amount at March 31, 2012	$44

14.	COMMITMENTS AND CONTINGENCIES
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
Outside the United States, we primarily conduct business in Canada and Europe. Selected information related to our continuing operations by geographic area is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales:
United States	$256,280	$230,647	$749,075	$679,718
Canada	26,249	18,200	69,330	52,468
United Kingdom	71,564	15,332	149,210	45,330
Rest of Europe	25,264	24,207	73,407	60,709
	$379,357	$288,386	$1,041,022	$838,225
Income before income taxes and equity in earnings of equity-method investees:
United States	$27,988	$29,404	$76,006	$74,254
Canada	3,101	2,032	6,229	5,284
United Kingdom	4,400	(3,269)	2,871	(10,323)
Rest of Europe	936	(198)	737	1,025
	$36,425	$27,969	$85,843	$70,240

The Company's long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	March 31, 2012	June 30, 2011
United States	$126,800	$136,261
Canada	12,108	12,196
United Kingdom	51,726	12,371
Rest of Europe	13,909	12,807
	$204,543	$173,635

16. DISCONTINUED OPERATIONS

During the third quarter of fiscal 2012, the Company made the decision to sell its chilled ready meals business (the "CRM business") in the United Kingdom, which was acquired in October 2011 as part of the acquisition of Daniels. The sale of the CRM business is expected to be completed by March 31, 2013. Operating results for the CRM business, which have been included in the Company's consolidated financial statements for the period subsequent to the October 2011 acquisition, have been classified as discontinued operations. Net sales and operating income reported within discontinued operations was $20,952 and $94 for the three months ended March 31, 2012, respectively, and $37,198 and $373 for the nine months ended March 31, 2012, respectively.

As of March 31, 2012, the assets and liabilities of the CRM business have been recorded at the lower of their carrying amount or fair value less cost to sell. The assets and liabilities, all of which had been classified as current in the consolidated balance sheet as the sale is expected to occur within the next 12 months, are as follows:

Receivables	$9,318
Inventory	5,275
Other assets	3,367
Property, plant and equipment	9,381
Intangible assets	3,111
Total assets of business held for sale	$30,452

Accounts payable and accrued expenses	8,843
Deferred taxes	1,536
Total liabilities of business held for sale	$10,379

17. SUBSEQUENT EVENT

On April 27, 2012, we acquired Cully & Sully Limited, a marketer and manufacturer of branded natural chilled soups, savory pies and hot pots in Ireland, for an initial payment of €10,500 (approximately $13,500 at the transaction date exchange rate) and contingent consideration of up to €4,500. The acquisition provides us entry into the Irish marketplace and complements our existing product offerings. The acquisition was funded with existing cash balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2012 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2011. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.
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
We have acquired numerous brands since our formation and we intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic food and personal care products companies and product lines an integral part of our business strategy. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on our brand equity and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthy Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.
We expect the economic environment to remain challenging. With the recent acquisitions we have made, a larger proportion of our sales take place outside of the United States. A deterioration in economic conditions either in the United States or Europe may have an adverse impact on our sales volumes and profitability. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions and wage and employment levels.
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
On October 25, 2011, we acquired the Daniels Group (“Daniels”), a leading marketer and manufacturer of natural chilled foods in the United Kingdom, for £146.5 million in cash, net (approximately $233.8 million at the transaction date exchange rate), and up to £13 million (approximately $20.5 million at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. Daniels’ product offerings cover five categories and include three leading brands, The New Covent Garden Soup Co., Johnson’s Juice Co. and Farmhouse Fare hot-eating desserts. Daniels also offers fresh prepared fruit products and private label chilled ready meals. The Company made the decision to sell the private label chilled ready meals operations during the third quarter of fiscal 2012 and as such, the results for this business have been classified as discontinued operations for all periods presented. Daniels’ products are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels will extend our presence into one of the fastest-growing healthy food segments in the United Kingdom and provide a platform for the growth of our combined operation. We also believe the acquisition will provide us with the scale in our international operations to allow us to introduce some of our existing global brands in the marketplace in a more meaningful way. The operating results of Daniels are included in our consolidated financial statements from the date of acquisition.

On April 27, 2012, we acquired Cully & Sully Limited, a marketer and manufacturer of branded natural chilled soups, savory pies and hot pots in Ireland. We believe the acquisition of Cully & Sully complements our existing product offerings and provides us with the opportunity to expand our presence into the Irish marketplace. The operating results of Cully & Sully will be included in our consolidated financial statements from the date of acquisition.
Our corporate website is www.hain-celestial.com. The information contained on our website is not, and shall not be deemed to be, a part of this report or incorporated into any of our other filings made with the Securities and Exchange Commission (“SEC”).

Results of Operations
Three months ended March 31, 2012
Net sales for the three months ended March 31, 2012 were $379.4 million compared to $288.4 million for the three months ended March 31, 2011, an increase of $91.0 million, or 31.5%. Sales in North America increased $33.7 million, or 13.5%, from the year ago quarter. Our increased sales were driven by increased consumption and expanded distribution, with strong contributions from our Earth’s Best, Celestial Seasonings, Imagine, MaraNatha, Garden of Eatin’, Sensible Portions, The Greek Gods, and Alba Botanica, Avalon, and JASON personal care brands, and to a lesser extent the acquisition of Europe's Best in Canada during the second quarter of fiscal 2012. Sales in Europe increased $57.3 million, or 144.9%, primarily as a result of the acquisition of Daniels during the second quarter of fiscal 2012, and to a lesser extent, sales from Danival, which was acquired in the third quarter of fiscal 2011.
Gross profit for the three months ended March 31, 2012 was $104.3 million, an increase of $21.8 million, or 26.4%, from gross profit of $82.6 million reported in last year’s quarter. Gross profit as a percentage of net sales was 27.5% for the three months ended March 31, 2012 compared to 28.6% in last year’s quarter. The change in gross profit percentage resulted from the mix of product sales, including the margin impact related to the inclusion of Daniels which operates at slightly lower relative margins. In addition, we experienced generally higher input costs, which were offset partially by productivity savings and price increases.
Selling, general and administrative expenses were $63.2 million for the three months ended March 31, 2012, an increase of $9.5 million, or 17.7%, compared to $53.7 million reported in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets, partially offset by savings resulting from the integration of the Sensible Portions brand operations. Selling, general and administrative expenses as a percentage of net sales decreased to 16.7% in the third quarter of fiscal 2012, primarily related to the inclusion of Daniels which operates with lower relative expenses, compared to 18.6% in the third quarter of last year.
In the three months ended March 31, 2012 we recorded acquisition and integration related expenses of $0.5 million, which were primarily incurred in connection with the acquisition of Daniels. In the three months ended March 31, 2011, we incurred acquisition and integration related expenses of $1.7 million primarily related to the acquisitions of Danival and GG UniqueFiber, and restructuring expenses of $0.5 million primarily related to the closing of a small non-dairy beverage production facility in the United Kingdom. These expenses were offset by $4.1 million of expense reduction resulting from an adjustment in the carrying value of the contingent consideration related to the acquisition of the net assets and business of Sensible Portions in June 2010.
Operating income was $40.6 million for the three months ended March 31, 2012 compared to $30.8 million in last year’s quarter. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.7% in both the March 31, 2012 and the March 31, 2011 quarters.
Interest and other expenses, net were $4.2 million for the three months ended March 31, 2012 compared to $2.9 million for the three months ended March 31, 2011. Net interest expense totaled $4.2 million in this year’s third quarter, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in last year’s third quarter was approximately $3.4 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to purchase Daniels during the second quarter of fiscal 2012.
Income from continuing operations before income taxes and equity in the earnings of our equity-method investees for the three months ended March 31, 2012 amounted to $36.4 million compared to $28.0 million in the comparable period of the prior year.
Our effective income tax rate from continuing operations was 34.0% of pre-tax income for the three months ended March 31, 2012 compared to 39.6% for the three months ended March 31, 2011. The effective tax rate for the third quarter of fiscal 2012 was lower than the comparable period of the prior year as a result of the acquisition of Daniels and the increased income in its lower tax rate jurisdiction. In addition, in the third quarter of fiscal 2012, the Company recorded a discrete adjustment to recognize a decrease of $0.8 million in its liability for uncertain tax positions as the result of an expiration of the statute of limitations. The Company's tax rate for the three months ended March 31, 2012 was unfavorably impacted by $1.2 million related to nondeductible transaction costs incurred in connection with the acquisition of Daniels. The effective rate differs from the statutory federal rate due to the items noted previously as well as the effect of state and local income taxes. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.
Our equity in the net earnings from our joint venture investments for the three months ended March 31, 2012 was income of $28 thousand compared to a loss of $121 thousand in last year’s third quarter. Our equity in the earnings of HPP increased to $328 thousand for the three months ended March 31, 2012 from $12 thousand in the year ago quarter, which was almost fully offset by losses incurred by HHO as they continue to develop the Asian markets for our products.
Income from continuing operations for the three months ended March 31, 2012 was $24.1 million compared to $16.8 million in last year’s third quarter. The increase of $7.3 million in earnings was attributable to the factors noted above.

Income from discontinued operations for the three months ended March 31, 2012 was $38 thousand. Net sales and operating income reported within discontinued operations was $21.0 million and $0.1 million for the three months ended March 31, 2012, respectively. There were no amounts reported in discontinued operations for the three months ended March 31, 2011 as the business being held for sale was acquired in October 2011.

Nine months ended March 31, 2012
Net sales for the nine months ended March 31, 2012 were $1.04 billion compared to $838.2 million for the nine months ended March 31, 2011, an increase of $202.8 million, or 24.2%. Sales in North America increased $86.2 million, or 11.8%, from the prior period. The increase in sales resulted from expanded distribution with growth from many of our existing brands, including Earth’s Best, Celestial Seasonings, Imagine, MaraNatha, Garden of Eatin’, Sensible Portions, The Greek Gods, and Alba Botanica, Avalon, and JASON personal care brands as improved consumption trends continued, and to a lesser extent the acquisition of Europe's Best in Canada during the second quarter of fiscal 2012. Sales in Europe increased $116.6 million, or 109.9%, primarily as a result of the acquisition of Daniels during the second quarter of fiscal 2012, and to a lesser extent, sales from Danival and GG UniqueFiber, both of which were acquired in the third quarter of fiscal 2011.
Gross profit for the nine months ended March 31, 2012 was $288.4 million, an increase of $50.3 million from gross profit of $238.1 million reported in last year’s first nine months. Gross profit as a percentage of net sales was 27.7% for the nine months ended March 31, 2012 compared to 28.4% of net sales for the March 31, 2011 comparable period. The change in gross profit percentage resulted from the mix of product sales, including the margin impact related to the inclusion of Daniels which operates at slightly lower relative margins. In addition, we experienced generally higher input costs, offset partially by productivity savings and price increases.
Selling, general and administrative expenses were $182.8 million for the nine months ended March 31, 2012, an increase of $24.0 million, or 15.1%, compared to $158.8 million in the nine months ended March 31, 2011. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets, partially offset by savings resulting from the integration of the Sensible Portions brand operations. Selling, general and administrative expenses as a percentage of net sales decreased to 17.6% in the first nine months of fiscal 2012, primarily related to the inclusion of Daniels which operates with lower relative expenses, compared to 18.9% in the first nine months of last year.
In the nine months ended March 31, 2012 we recorded acquisition and integration related expenses of $7.5 million, which were primarily incurred in connection with the acquisition of Daniels and additional contingent consideration on a prior acquisition. In the nine months ended March 31, 2011, we incurred acquisition and integration related expenses of $3.0 million primarily related to the acquisitions of The Greek Gods yogurt brand, Danival, and GG UniqueFiber, and restructuring expenses of $0.8 million, primarily related to the closing of a small non-dairy beverage production facility in the United Kingdom. These expenses were offset by $3.6 million of expense reduction resulting from an adjustment in the carrying value of the contingent consideration related to the Sensible Portions acquisition.
Operating income was $98.1 million for the nine months ended March 31, 2012 compared to $79.1 million in the prior year. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 9.4% in both the March 31, 2012 and March 31, 2011 periods.

Interest and other expenses, net were $12.3 million for the nine months ended March 31, 2012 compared to $8.8 million for the nine months ended March 31, 2011. Net interest expense totaled $11.0 million in this year’s first nine months, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in last year’s first nine months was approximately $10.2 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to purchase Daniels during the period, offset partially by a lower interest accretion on contingent consideration due to payments that were made during the first and second quarters of fiscal 2012.
Income from continuing operations before income taxes and equity in the after tax earnings of our equity-method investees for the nine months ended March 31, 2012 amounted to $85.8 million compared to $70.2 million in the comparable period of the prior year.
Our effective income tax rate from continuing operations was 36.2% of pre-tax income for the nine months ended March 31, 2012 compared to 40.7% for the nine months ended March 31, 2011. The effective tax rate for the first nine months of fiscal 2012 was lower than the comparable period of the prior year primarily as a result of reduced losses incurred in the United Kingdom and the acquisition of Daniels on October 25, 2011 and the increased income in its lower tax rate jurisdiction. Prior to the acquisition of Daniels, no tax benefits were recognized for losses incurred in the United Kingdom. The Company will continue to maintain a valuation allowance on its net deferred tax assets related to those carryforward losses until an appropriate level of profitability is attained such that the losses may be utilized. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. In addition, in the third quarter of fiscal 2012, the Company recorded a discrete adjustment to recognize a decrease of $0.8 million in its liability for uncertain tax positions as the result of an expiration of the statute of limitations. The Company's tax rate for the nine months ended March 31, 2012 was unfavorably impacted by $1.2 million related to nondeductible transaction costs incurred in connection with the acquisition of Daniels. The effective rate differs from the federal statutory rate primarily due to the items noted previously as well as the effect of state and local income taxes. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.
Our equity in the net income from our joint venture investments for the nine months ended March 31, 2012 was $0.8 million compared to $0.5 million for the nine months ended March 31, 2011. Our equity in the earnings of HPP increased to $2.0 million for the nine months ended March 31, 2012 from $0.7 million in the year ago quarter, which was partially offset by losses incurred by HHO as they continue to develop the Asian markets for our products.
Income from continuing operations for the nine months ended March 31, 2012 was $55.6 million compared to $42.1 million for the nine months ended March 31, 2011. The increase of $13.5 million in earnings was attributable to the factors noted above.

Income from discontinued operations for the nine months ended March 31, 2012 was $0.2 million. Net sales and operating income reported within discontinued operations was $37.2 million and $0.4 million for the nine months ended March 31, 2012, respectively. There were no amounts reported in discontinued operations for the nine months ended March 31, 2011 as the business being held for sale was acquired in October 2011.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance was $41.2 million at March 31, 2012, an increase of $13.6 million from June 30, 2011, the end of fiscal 2011. Net cash provided by operating activities was $77.7 million for the nine months ended March 31, 2012 compared to $40.4 million for the nine months ended March 31, 2011. The increase in cash provided by operations in the first nine months of fiscal 2012 resulted from an improvement of $25.4 million in net income and non-cash items and an improvement of $11.9 million as compared to the prior year period in cash used for changes in operating assets and liabilities. The improvement in cash used for changes in operating assets and liabilities (which is exclusive of the acquired Daniels balances) primarily resulted from favorable changes in accounts payable and accrued expenses and inventories, offset partially by higher accounts receivable balances attributable to the increase in sales.
We used $249.3 million of cash in investing activities in the nine months ended March 31, 2012, which consisted of $243.4 million, net of cash acquired, for our acquisitions of Daniels and Europe’s Best and $13.0 million for capital expenditures. This was partially offset by loan repayments of $7.0 million received from our equity method investee, HPP. In the nine months ended March 31, 2011, we used $49.9 million of cash in investing activities. We used $45.3 million of cash in connection with our acquisition of the assets and business of 3 Greek Gods, LLC and $7.8 million for capital expenditures. This was partially offset by proceeds from the sale of property, plant and equipment of $1.5 million and loan repayments of $1.7 million received from HPP.
Net cash of $181.9 million was provided by financing activities for the nine months ended March 31, 2012 compared to $18.5 million for the nine months ended March 31, 2011. We had proceeds from net borrowings under our revolving credit facility totaling $201.0 million during the nine months ended March 31, 2012, which was used for the Daniels acquisition, offset partially by $31.8 million of contingent consideration paid related to the acquisition of the assets and business of Sensible Portions and 3 Greek Gods. We also had an increase in net cash due to an increase in the proceeds from exercises of stock options to $10.5 million in the nine months ended March 31, 2012 from $8.2 million in the nine months ended March 31, 2011.
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2012, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.
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

Twelve months ended March 31,	2012	2011
Cash flow provided by operating activities	$95,947	$72,870
Purchases of property, plant and equipment	(16,622)	(11,916)
Operating free cash flow	$79,325	$60,954
Our operating free cash flow was $79.3 million for the twelve months ended March 31, 2012, compared to $61.0 million for the twelve months ended March 31, 2011, an increase of $18.4 million. We expect that our capital spending for the full current fiscal year will be approximately $20 million.
We have outstanding $150 million in aggregate principal amount of 10-year senior notes due May 2, 2016, issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2nd and May 2nd. We also have a credit agreement which provides us with a $400 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement provides for an uncommitted $100 million accordion feature, under which the facility may be increased to $500 million, provided certain conditions are met. The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of March 31, 2012, there were $280.0 million of borrowings outstanding under the Credit Agreement. We are required by the terms of the Credit Agreement and the notes to comply with customary affirmative and negative covenants for facilities and notes of this nature.
We believe that our cash on hand of $41.2 million at March 31, 2012, projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our currently anticipated working capital needs, capital spending and other expected cash requirements for at least the next twelve months.
Off Balance Sheet Arrangements
At March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our financial statements.
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
Note Regarding Forward Looking Information
Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the following: (i) our beliefs regarding our sales and marketing strategy; (ii) our intention to grow through acquisitions as well as internal expansion; (iii) our expectations regarding the integration of acquisitions and the opportunities for growth related thereto; (iv) our beliefs regarding the integration of our brands and the resulting impact thereof; (v) our statements regarding the introduction of new products and the impact on our revenues and margins; (vi) our beliefs regarding the positioning of our business for the future; (vii) our beliefs that we will continue to derive benefits from new products; (viii) our expectations concerning the economic environment; (ix) our expectations concerning our support of increased consumer consumption; (x) our expectations concerning higher input costs; (xi) our belief that our cash and cash equivalent investments have no significant exposure to interest rate risk; (xii) our belief that our sources of liquidity are adequate to fund our anticipated operating and cash requirements for the next twelve months; and (xiii) our expectations regarding our capital spending for fiscal year 2012. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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
There have been no significant changes in market risk for the nine months ended March 31, 2012 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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
On October 25, 2011, the Company acquired the Daniels Group (“Daniels”). The assessment of our disclosure controls and procedures as of the end of the period covered by this report excluded Daniels. Daniels accounted for 18.3 percent of our consolidated assets as of March 31, 2012 and 9.6 percent of our consolidated net sales from continuing operations for the nine months ended March 31, 2012.

(b)	Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans(2)
January 2012	—		$—	—	900,300
February 2012	748	(1)	$39.96	—	900,300
March 2012	15,149	(1)	$41.13	—	900,300
Total	15,897		$41.08	—	900,300

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

(a) - Filed herewith
* - Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	May 9, 2012	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	May 9, 2012	/s/ IRA J. LAMEL
Ira J. Lamel, Executive Vice President and Chief Financial Officer