Form 10-K
period 2012-06-30
HAIN CELESTIAL GROUP INC
filed 2012-08-29
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year ended June 30, 2012

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
___________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq Global Select Market on December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,359,724,000.
As of August 20, 2012 there were 44,955,920 shares outstanding of the registrant’s Common Stock, par value $.01 per share.
Documents Incorporated by Reference: Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

PART I
THE HAIN CELESTIAL GROUP, INC.

Item 1.         Business
Unless otherwise indicated, references in this Annual Report to 2012, 2011, 2010 or “fiscal” 2012, 2011, 2010 or other years refer to our fiscal year ended June 30 of that year and references to 2013 or “fiscal” 2013 refer to our fiscal year ending June 30, 2013.

General
The Hain Celestial Group, Inc. was incorporated in Delaware on May 19, 1993. Our worldwide headquarters office is located at 58 South Service Road, Melville, New York 11747.
The Hain Celestial Group, Inc. and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthy Way of LifeTM. Our brand names are well recognized in the various market categories they serve. We are a leader in many natural and organic products categories, with such well-known food brands as Earth's Best®, Celestial Seasonings®, Terra®, Garden of Eatin'®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, WestSoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, DeBoles®, Lima®, Danival®, GG UniqueFiber™, Yves Veggie Cuisine®, Europe's Best®, Linda McCartney® (under license), New Covent Garden Soup Co.®, Johnson's Juice Co.®, Farmhouse Fare® and Cully & Sully®. Our well-known personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Queen Helene® and Earth's Best TenderCare® brands.

Our mission is to be the leading marketer, manufacturer and seller of natural and organic products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. We are committed to growing our Company while continuing to implement environmentally sound business practices and manufacturing processes.

We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic food and personal care products companies or product lines to be an integral part of our business strategy. During the fiscal year ended June 30, 2012, we acquired the Daniels Group in the United Kingdom, the Europe's Best brand in Canada and Cully & Sully in Ireland, which have significantly expanded our international operations. See Note 4, Acquisitions, in Notes to Consolidated Financial Statements. Our operations are organized and managed by geography and are comprised of four operating segments. See "Segments," below.

Our business strategy within each operating segment is to integrate our brands under one management team and employ uniform marketing, sales and distribution programs. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins.

We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. ("Chi-Med"), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute co-branded infant and toddler feeding products and market and distribute selected brands in China and other markets. See Note 2, Summary of Significant Accounting Policies, and Note 13, Investments and Joint Ventures.
As of June 30, 2012, we employed a total of 3,720 full-time employees. Of these employees, 252 were in sales and 2,359 in production, with the remaining 1,109 employees filling management, accounting, marketing, operations and clerical positions.

Products
We sell our products in five product categories: grocery, snacks, tea, personal care and fresh. Our product lines include natural products, products made with organic ingredients and certified organic products. Our five product categories consist of the following:
Grocery
Grocery products include infant formula, infant and toddler food, non-dairy beverages and frozen desserts (such as soy, rice, almond and coconut), flour and baking mixes, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, chilled fresh, aseptic and instant soups, greek-style yogurt, chilis, packaged grains, chocolate, nut butters, juices, chilled hot-eating and frozen desserts, cookies, crackers, gluten-free frozen entrees and bars, frozen pastas and ethnic meals, frozen fruit and vegetables, cut fresh fruit, refrigerated and frozen soy protein meat-alternative products, tofu, seitan and tempeh products as well as other food products. Grocery products accounted for approximately 68% of our consolidated net sales in 2012, 62% in 2011 and 67% in 2010.
Snacks
Our organic and natural snack products include a variety of veggie and other straws, potato, root vegetable and other exotic vegetable chips, tortilla style chips made with organic corn, whole grain chips, baked cheddar puffs and popcorn. Snack products accounted for approximately 15% of our consolidated net sales in 2012, 18% in 2011 and 11% in 2010.
Tea
We are a leading manufacturer and marketer of specialty teas. We develop flavorful and unique blends that are made from high-quality natural ingredients and flavors, and packaged in attractive, colorful and thought-provoking boxes. Our tea products include more than 70 varieties of herbal, green, wellness, white, red (rooibos) and chai teas. We offer caffeinated and herbal teas and also offer iced teas that do not require boiling water. We also offer a line of ready to drink kombucha products and green tea and kombucha energy shots. Tea products accounted for approximately 8% of our consolidated net sales in 2012, 9% 2011 and 10% in 2010.
Personal Care Products
Our natural health and beauty products cover a variety of personal care categories including skin, hair and oral care, deodorants, baby care items, diapers, acne treatment, body washes and sunscreens. Personal care products accounted for approximately 8% of our consolidated net sales in 2012, 10% in 2011 and 10% in 2010.
Fresh Products
Our fresh products include fresh sandwiches, appetizers and full-plated meals for distribution to retailers, caterers, and food service providers, such as those in the transportation business. Fresh products account for approximately 1% our consolidated net sales.

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months.

We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production.

Segments
We manage our business and report operating results geographically. Our reportable segments are the United States, the United Kingdom, which covers the United Kingdom and Ireland, and Rest of World. The Rest of World segment includes our operations in Canada and continental Europe. We use segment operating income to evaluate segment performance and to allocate resources. We believe this measure is most relevant to investors in order to analyze segment results and trends. Segment operating income excludes general corporate expenses (which are a component of selling, general and administrative expenses) and acquisition related and restructuring expenses.

Net sales for our reportable segments were as follows:

	Fiscal Year ended June 30,
	2012		2011		2010
United States	991,626	72%	910,095	82%	722,211	81%
United Kingdom	192,352	14%	39,284	4%	31,304	4%
Rest of World	194,269	14%	159,167	14%	136,492	15%
Total	$1,378,247	100%	1,108,546	100%	890,007	100%

See Note 1, Business, and Note 17, Segment Information, for additional information about our segments.

United States Segment:

Our major brands sold by the United States segment by category are:

Grocery:

Our grocery products include Earth's Best® infant and toddler food, Earth's Best Organic® baby yogurt and fruit smoothies, Soy Dream®, WestSoy®, Rice Dream®, Coconut Dream® and Almond Dream® non-dairy beverages and frozen desserts, Arrowhead Mills® flour and baking mixes, hot and cold cereals, DeBoles® pasta, Hain Pure Foods® condiments, Spectrum® and Hollywood® cooking and culinary and Spectrum Essentials® nutritional oils, Health Valley® granolas, granola bars, cereal, cereal bars, cookies, crackers, and canned soups, Imagine® aseptic soups, Nile Spice® instant soups, The Greek Gods® greek-style yogurt, Almond Dream® yogurt, Casbah® packaged grains, SunSpire® chocolate, MaraNatha® nut butters, Walnut Acres® juices and pasta sauces, cookies, crackers, GlutenFree Cafe® gluten-free frozen entrees and bars, Rosetto® frozen pastas, Ethnic Gourmet® frozen meals, Yves Veggie Cuisine® soy protein meat-alternative products, Westbrae Natural® vegetarian products and WestSoy® brand tofu, seitan and tempeh products.

Snacks:

Our snack food products consist of Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin'® organic tortilla chip products, Sensible Portions® Garden Veggie Straws®, Veggie Chips®, Potato Straws and Apple Straws snack products, Pita Bites®, Bostons - The Best You've Ever Tasted® popcorn, tortilla chips and snack mix, Bearitos® and Little Bear Snack Foods®.

Tea:

Our tea products are marketed under the Celestial Seasonings® brand and include more than 70 varieties of herbal, green, wellness, white, red (rooibos) and chai teas, with well-known names like Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Cinnamon Apple Spice, Red Zinger®, Tension Tamer® and Country Peach Passion®. We also sell a line of ready to drink kombucha products and green tea and kombucha energy shots. Since 2003, we have worked closely with Green Mountain Coffee Roasters, Inc. to offer a selection of Celestial Seasonings® teas in K-Cup® portion packs for the Keurig® Single-Cup Brewing system, including many of our popular hot teas and a line of Brew Over Ice iced teas.

Personal Care:

Our health and beauty products include skin, hair and oral care, deodorants and baby care items under the Avalon Organics®, Alba Botanica®, JASON®, Zia® natural skincare, Queen Helene® and Earth's Best® brands.

Sales and Distribution

Our products are sold throughout the United States. Our customer base consists principally of natural food distributors and retailers, supermarkets, mass-market and e-tailers, club stores, drug store chains and grocery wholesalers.
In the United States, our products are sold through a combination of our retail direct sales force and internal sales professionals, supported by third-party food brokers. Food brokers act as agents for us within designated territories, usually on a non-exclusive basis, and receive commissions. A portion of our direct sales force is organized into dedicated teams to serve our significant customers. Additionally, we utilize our retail direct sales force for sales into natural food stores, which has allowed us to reduce our reliance on food brokers.

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
United Kingdom Segment:
Our major brands sold by our United Kingdom segment by category are:

Grocery:

Our grocery products include New Covent Garden Soup Co.® chilled soups, Farmhouse Fare® and Lovetub® hot-eating desserts, Johnson's Juice Co.® fresh juices, Linda McCartney® frozen meat-free meals, Cully & Sully® chilled soups and ready meals and Rice Dream® non-dairy beverages. We also provide a comprehensive range of private label goods to multiple retailers, convenience stores and foodservice providers in the following categories; fresh soup, prepared fruit, fresh juice, fresh smoothies, chilled and frozen desserts, and meat-free meals.

Sales and Distribution

Our products are sold throughout the United Kingdom and Ireland. Our customer base consists principally of retailers, convenience stores, foodservice providers, business to business, natural food distributors, club stores and wholesalers.

Rest of World Segment (Canada and Continental Europe):
Our major brands sold in Canada by category are:

Grocery:

Our grocery products include Yves Veggie Cuisine® refrigerated and frozen soy protein meat-alternative products, Yves canned vegetables and lentils, Europe's Best® frozen fruit and frozen vegetables, Earth's Best® infant and toddler food, Casbah® packaged grains, MaraNatha® nut butters, Spectrum Essentials® cooking and culinary oils, Imagine® aseptic soups, Health Valley® canned soups, Nile Spice® instant soups, DeBoles® gluten free pasta, Arrowhead Mills® flour and The Greek Gods® greek-style yogurt. Our tea products are marketed under the Celestial Seasonings® brand and include more than 30 varieties of herbal, green, wellness, white, red (rooibos) and chai teas, with familiar names like Sleepytime®, Lemon Zinger® and Bengal Spice®. Our non-dairy beverages include Soy Dream®, Rice Dream®, Oat Dream®, Coconut Dream® and Almond Dream® in aseptic format, Rice Dream® in refrigerated format and Rice Dream® and Almond Dream® frozen desserts.

Snacks:

Our snack food products consist of Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin'® organic tortilla chips and baked cheddar puff products, Sensible Portions® Garden Veggie Straws®, Potato Straws, and Pita Bites® snack products.

Personal Care:

Our health and beauty products include skin, hair and oral care, deodorants and baby care items under the Avalon Organics®, Alba Botanica®, JASON® and Earth's Best® brands.

Our major brands sold by the Continental Europe segment by category are:

Grocery:

Our grocery brands include Lima®, Danival®, Natumi®, and GG UniqueFiberTM. The Lima brand includes traditional Japanese products such as soy sauce, miso and edamame, as well as grains, pasta, breakfast cereals, cereal cakes, snacks, sweeteners, spreads, non-dairy beverages, soups and condiments. The Danival® brand includes cooked vegetables, sauces, fruit spreads and jams, chestnuts and dessert products. Natumi® produces and sells non-dairy beverages based on rice, soy, oat and spelt. GG UniqueFiberTM produces high-fiber bran products in cracker and sprinkle form. We sell our non-dairy Rice Dream® brand, Terra® varieties of root vegetable and potato chips, and Celestial Seasonings® teas in Europe as well.

Other:

We process, market and distribute fresh prepared foods from our facility in Brussels, Belgium which includes appetizers, sandwiches and full-plated meals for distribution to retailers, caterers, and food service providers, such as those in the transportation business.
Sales and Distribution

Canada:
Our products are sold throughout Canada. Our customer base consists principally of grocery supermarkets, club stores, natural food distributors, personal care distributors, drug store chains, and food service distributors.

In Canada, our products are sold through our own retail direct sales force. We also utilize third-party brokers who receive commissions and sell to foodservice and club customers and also handle our personal care sales. We utilize a third party merchandising team for retail execution. As in the United States, a portion of the products marketed by us are sold through independent distributors.

Europe:
Our products are sold throughout Europe. European customers consist primarily of natural and organic food stores. Our products are primarily sold using our own direct sales force.
Foreign Operations
We sell our products to consumers in more than 50 countries. International sales represented approximately 28.1%, 17.9% and 18.9% of our consolidated net sales in fiscal 2012, 2011 and 2010, respectively. For a discussion of risks related to our foreign operations, see “Risk Factors” in Item 1A.

Marketing
We use a combination of trade and consumer promotions to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. We also utilize advertising and sales promotion expenditures via national and regional consumer promotion through magazine advertising, couponing and other trial use programs. We utilize in-store product demonstrations and sampling in the club store channel. Our investments in consumer spending are aimed at enhancing brand equity and increasing consumption. These consumer spending categories include, but are not limited to, coupons, consumer advertising using radio and print, direct mailing and e-consumer relationship programs and other forms of promotions.
We also utilize sponsorship programs to help create brand awareness. In the United States, our Earth's Best® brand has an arrangement with PBS Kids and Sesame Street and our Terra Blues® are the official snack of JetBlue Airways. Hain Celestial, Terra® chips and Sensible Portions® are each an official partner of the New York Knicks.  In addition, Sensible Portions products, Yves Veggie Cuisine® meatless burgers and Terra® chips are advertised and sold at Citi Field. In Canada, Hain Celestial Canada was the official supplier of natural and organic packaged grocery products for the 2010 Olympic Winter Games and Paralympic Winter Games held in Vancouver, Canada. As the official supplier, Hain Celestial Canada has the right to use the Olympic logo on the packaging of certain of its brands for sale in Canada through December 2012. There is no guarantee that these promotional investments in consumer spending will be successful.

New Product Initiatives Through Research and Development
We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing innovative, high-quality and safe products that exceed consumer expectations. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients and technology, and conducts value engineering to maintain competitive price points. We incurred approximately $3.9 million in Company-sponsored research and development activities in 2012, $3.5 million in 2011 and $2.5 million in 2010. Our research and development investments do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products and ingredients collaboratively with us which are aligned with our brand strategies and our corporate mission. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions and product reformulations. We are unable to estimate the investments made by co-packers and suppliers in research and development on our behalf; however, we believe these activities and expenditures are important to our continuing ability to grow our business.

Production
Manufacturing
During 2012, 2011 and 2010, approximately 48%, 44% and 38%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our United States segment currently operates the following manufacturing facilities:

▪	Boulder, Colorado, which produces Celestial Seasonings® specialty teas and kombucha;

▪	Moonachie, New Jersey, which produces Terra® root vegetable and potato chips;

▪	Lancaster, Pennsylvania, which produces Sensible Portions® snack products;

▪	Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients;

▪	Shreveport, Louisiana, which produces DeBoles® organic and gluten-free pasta;

▪	West Chester, Pennsylvania, which produces Ethnic Gourmet® frozen meals, Rosetto® frozen pastas and Gluten Free Café® frozen entrees;

▪	Ashland, Oregon, which produces MaraNatha® nut butters;

▪	Boulder, Colorado, which produces our WestSoy® fresh tofu, seitan and tempeh products; and

▪	Culver City, California, which produces Alba Botanica®, Avalon Organics®, JASON® and Earth's Best® personal care products.

Our United Kingdom segment has the following manufacturing facilities:

▪	Grimsby, England, which produces our New Covent Garden Soup Co.® fresh soups;

▪	Peterborough, England, which also produces New Covent Garden Soup Co.® fresh soups;

▪	Ashford, England, which produces our Johnsons Juice Co.® fruit juices;

▪	Clitheroe, England, which produces our Farmhouse Fare® hot-eating desserts;

▪	Leeds, England, which prepares our fresh fruit products;

▪	Luton, England, which produces healthy fruit and vegetable meal solutions; and

▪	Fakenham, England, which produces Linda McCartney® and other meat-free frozen foods and frozen dessert products.

Our Rest of World segment has the following manufacturing facilities:

▪	Vancouver, British Columbia, which produces Yves Veggie Cuisine® soy-based meat-alternative products;

▪	Brussels, Belgium, which prepares Grains Noirs® fresh organic appetizers, salads, sandwiches and other full-plated dishes;

▪	Eitorf, Germany, which produces Natumi® soymilk, Rice Dream® and other non-dairy beverages;

▪	Andiran, France, which produces our Danival® organic food products; and

▪	Larvik, Norway, which produces our GG UniqueFiberTM products.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Ashland, Oregon; Vancouver, British Columbia; Andiran, France; Ashford, England; and Fakenham, England.
Co-Packers
In addition to the products manufactured in our own facilities, independent manufacturers, who are referred to in our industry as co-packers, manufacture many of our products. During 2012, 2011 and 2010, approximately 52%, 56% and 62%, respectively, of our revenue was derived from products manufactured by independent co-packers. Many of our co-packers produce products for other companies as well. We believe that alternative sources of co-packing production are available for the majority of our co-packed products, although we may experience disruption in our operations if we are required to change any of our significant co-packing arrangements. Our co-packers are audited regularly by our quality assurance staff and are required to follow our Food Safety & Quality manual detailing standard operating procedures and compliance to Good Manufacturing Practices (GMPs), as well as to our new Supplier Code of Conduct. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all regulations, including new regulations issued under the 2010 U.S. Food Safety and Modernization Act. For a discussion of risks related to our co-packers, see "Risk Factors" in Item 1A.

Suppliers of Ingredients and Packaging
Our natural and certified organic raw materials as well as our packaging materials are obtained from various suppliers primarily located in the United States, and in the United Kingdom, Canada and Europe for our operations in those areas.
All of our raw and packaging materials are purchased based upon requirements designed to meet our rigid specifications for food quality and safety and to comply with applicable U.S. and international regulations. The Company works with reputable suppliers who assure the quality and safety of their ingredients. These assurances are supported by our purchasing contracts and quality assurance specification packets including affidavits, certificates of analysis and analytical testing, where required. Additionally our suppliers sign our new Supplier Code of Conduct, and are required to ensure that the ingredients they supply are in compliance with all laws and regulations. Our purchasers visit major suppliers around the world to procure competitively priced, quality ingredients that meet our specifications. Our quality assurance staff conducts written and then periodic on-site routine audits of ingredient vendors. We maintain ethical trade standards for ingredients such as cocoa by partnering with Fair Trade USA and Caring for Cocoa Communities Program for supporting sustainable farming practices, fair pricing and labor conditions.
We maintain long-term relationships with our suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in the local currency of the country in which we operate. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

Competition
We operate in highly competitive geographic and product markets. Competitors include large national and international companies and numerous local and regional companies, some of which have greater resources. We compete for limited retailer shelf space for our products, and some of those retailers also market competitive products under their own private labels. We also compete with the conventional products of larger mainstream companies. Products are distinguished based on product quality, price, nutritional value, brand recognition and loyalty, product innovation, promotional activity, and the ability to identify and satisfy consumer preferences.

Trademarks
We believe that brand awareness is a significant component in a consumer's decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States, Canada, the European Union and a number of other foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Earth's Best®, Sensible Portions®, Terra®, Rice Dream®, New Covent Garden Soup Co.®, Arrowhead Mills®, Bearitos®, Breadshop's®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, MaraNatha®, SunSpire®, Celestial Seasonings®, DeBoles®, Ethnic Gourmet®, Garden of Eatin'®, The Greek Gods®, Hain Pure Foods®, Health Valley®, Imagine®, JASON®, Zia®, Little Bear Organic Foods®, Nile Spice®, Boston's The Best You've Ever Tasted®, Soy Dream®, Rosetto®, Gluten Free Café®, Walnut Acres Organic®, Westbrae Natural®, WestSoy®, Lima®, Danival®, Grains Noirs®, Natumi®, Johnson's Juice Co.®, Farmhouse Fare®, Cully & Sully®, Yves Veggie Cuisine®, Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy® and Earth's Best TenderCare® brands. We also have trademarks for most of our best-selling Celestial Seasonings teas, including Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Red Zinger®, Wild Berry Zinger®, Tension Tamer®, Country Peach Passion® and Raspberry Zinger®.
We market the Linda McCartney® brand under license. In addition, we license the right from Sesame Workshop to utilize the Sesame Street name and logo, as well as other Sesame Street intellectual property, on certain of our Earth's Best® products. (See Item 1A. Risk Factors - “Our Inability to Use Our Trademarks Could Have a Material Adverse Effect on Our Business.”)

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
Internationally, we are subject to the laws of the foreign jurisdictions in which we manufacture and sell our products, including the Canadian Food Inspection Agency in Canada and European Food Safety Authority which supports the European Commission, as well as individual country, province, state and local regulations.

Independent Certification
In the United States, we certify our organic products in accordance to the USDA's National Organic Program through organizations such as Quality Assurance International (“QAI”), Oregon Tilth and the Texas Department of Agriculture. Where reciprocity does not exist or where a product is marketed solely outside of the United States, we use accredited certifying agencies to ensure compliance with country-specific government regulations for selling organic products.
The majority of our products are certified kosher under the supervision of accredited agencies including The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, “KOF-K” Kosher Supervision, Star K Kosher Certification, Kosher Overseers Associated of America and Upper Midwest Kashruth.
We also work with other non-governmental organizations such as NSF International, which developed the NSF/ANSI 305 Standard for Personal Care Products Made with Organic Ingredients and provides third party certification through QAI for our personal care products in the absence of an established government regulation for these products.
We are working with the Global Food Safety Initiative (GFSI) to certify all of our Company-owned manufacturing facilities under accredited programs including SQF (Safe Quality Foods) and BRC (British Retail Consortium) and ISO (International Organization for Standardization).

Available Information
The following information can be found, free of charge, on our corporate website at http://www.hain-celestial.com:

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

In addition, copies of the Company's annual report will be made available, free of charge, upon written request.
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

Disruptions in the Worldwide Economy and the Financial Markets May Adversely Impact Our Business and Results of Operations
Adverse and uncertain economic and market conditions, particularly in the locations in which we operate, may impact customer and consumer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers and creditors. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, which may adversely affect our results of operations. Consumers may also reduce the number of natural and organic products that they purchase where there are conventional alternatives, given that natural and organic products generally have higher retail prices than do their conventional counterparts. In addition, consumers may choose to purchase private label products rather than branded products, which generally have lower retail prices than do their branded counterparts. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers, the financial condition of our customers and our ability to provide products that appeal to consumers at the right price.
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
Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We cannot be certain that we will successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, Dean Foods Company, General Mills, Inc., Groupe Danone, The J.M. Smucker Company, Kellogg Company, Kraft Foods Inc., Nestle S.A., PepsiCo, Inc. and Unilever, PLC, and conventional personal care products companies, including but not limited to The Proctor and Gamble Company, Johnson & Johnson and Colgate-Palmolive, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete with other natural and organic packaged food brands and companies, including Annie's, Inc., Nature's Path Foods, Inc. and Amy's Kitchen, and with smaller companies, which may be more innovative, able to bring new products to market faster and better able to quickly exploit and serve niche markets. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. As a result of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. As a result, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

Consumer Preferences for Our Products Are Difficult to Predict and May Change
Our business is primarily focused on sales of natural and organic products, including specialty teas, non-dairy beverages, infant and toddler foods, cereals, breakfast bars, chilled and fresh aseptic and instant soups, nut butters, cooking oils and personal care products which, if consumer demand for such categories were to decrease, could harm our business. In addition, we have other product categories, such as meat-alternative products and other specialty food items which are subject to evolving consumer preferences.
Consumer trends could change based on a number of possible factors, including:

•	dietary habits and nutritional values, such as fat content or sodium levels;

•	concerns regarding the health effects of ingredients, such as sugar or processed wheat;

•	a shift in preference from organic to non-organic and from natural products to non-natural products;

•	the availability of competing private label products offered by retailers; and

•	economic factors and social trends.

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

Our Acquisition Strategy Exposes Us to Risk, Including Our Ability to Integrate the Brands That We Acquire
We intend to continue to grow our business in part through the acquisition of new brands, both in the United States and internationally. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing product mix and identifying and acquiring brands in new geographies for purposes of expanding our business internationally. We cannot be certain that we will be able to successfully:

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
Additionally, integrating an acquired brand into our existing operations will require management resources and may divert management's attention from our day-to-day operations. If we are not successful in integrating the operations of acquired brands, our business could be harmed.

We May Not Be Able to Successfully Consummate Proposed Divestitures
We may, from time to time, divest businesses that are less of a strategic fit within our portfolio or do not meet our growth or profitability targets. Our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses. Additionally, we may be required to record asset impairment or restructuring charges related to divested businesses, or indemnify buyers for liabilities, which may reduce our profitability and cash flows. We may also not be able to negotiate such divestitures on terms acceptable to us. Such potential divestitures will require management resources and may divert management's attention from our day-to-day operations. If we are not successful in divesting such businesses, our business could be harmed.

We May Face Difficulties as We Expand Our Operations into Countries in Which We Have No Prior Operating Experience
We intend to continue to expand our global footprint in order to enter into new markets. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries. This may have a material adverse effect on our business.
We are Dependent Upon the Services of Our Chief Executive Officer and Senior Management Team
We are highly dependent upon the services of Irwin D. Simon, our Chairman of the Board, President and Chief Executive Officer. We believe Mr. Simon's reputation as our founder and his expertise and knowledge in the natural and organic products industry are critical factors in our continuing growth. His relationships with customers and suppliers are not easily found elsewhere in the natural and organic products industry. The loss of the services of Mr. Simon could harm our business.
Additionally, if we lose one or more members of our senior management team, our business, financial position, results of operations or cash flows could be harmed. We may not be able to attract new employees or retain the services of all the members of our senior management team.

We Rely on Independent Distributors for a Substantial Portion of Our Sales
We rely upon sales made by or through non-affiliated distributors to customers. Distributors purchase directly for their own account for resale. One distributor, United Natural Foods, Inc., which redistributes products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 18%, 21% and 21% of our consolidated net sales for the fiscal years ended June 30, 2012, 2011, and 2010, respectively. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

Consolidation of Customers or the Loss of a Significant Customer Could Negatively Impact our Sales and Profitability
Retail customers, such as supermarkets and food distributors in the United States and the European Union continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases or demand increased promotional programs, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on us.
Our largest customer, United Natural Foods, Inc., a distributor, accounted for approximately 18%, 21% and 21% of our consolidated net sales for the fiscal years ended June 30, 2012, 2011, and 2010, respectively. No other customer accounted for more than 10% of our net sales in the past three fiscal years.
We do not generally enter into sales agreements with our customers. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

Loss of One or More of Our Manufacturing Facilities or Independent Co-Packers or Distribution Centers Could Harm Our Business
For the fiscal years ended June 30, 2012, 2011 and 2010, approximately 48%, 44% and 38%, respectively, of our revenue was derived from products manufactured at our own manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, which may be caused by work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as the interruption of operations is resolved or an alternate source of production could be secured.
During fiscal 2012, 2011 and 2010, approximately 52%, 56% and 62%, respectively, of our revenue was derived from products manufactured at independent co-packers. In some cases an individual co-packer may produce all of our requirements for a particular brand. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms in a timely manner. Therefore, the loss of one or more co-packers, disruptions or delays at a co-packer, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products or reduce or eliminate the availability of some of our products, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, the success of our business depends, in large part, upon the establishment and maintenance of dependable transportation systems and a strong distribution network. A disruption in transportation services could result in an inability to supply materials to our or our co-packers' facilities. We utilize distribution centers which are managed by third parties. Activity at these distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters or bankruptcy or other financial issues affecting the third party providers. Any extended disruption in the distribution of our products could have a material adverse effect on our business.

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

Our Future Results of Operations May be Adversely Affected by the Availability of Organic Ingredients
Our ability to ensure a continuing supply of organic ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic crops, climate conditions, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.
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
Our profit margins also depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carry out stock-keeping unit (“SKU”) rationalization programs from time to time, which may result in the discontinuation of numerous lower-margin or low-turnover SKUs. However, a number of factors, such as changes in customers' inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, hence impeding our effort to manage our inventory efficiently and thereby increasing our costs.

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
We hold assets and incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the United States dollar, primarily the British pound, Canadian dollar and the Euro. Our consolidated financial statements are presented in U.S. dollars, and therefore we must translate the assets, liabilities, revenue, and expenses into United States dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar during a period may unpredictably and adversely impact our consolidated operating results and our asset and liability balances in our consolidated financial statements, even if their value has not changed in their original currency.
During fiscal 2012, approximately 28.1% of our consolidated net sales were generated outside the United States, while such sales outside the United States were 17.9% of net sales in 2011 and 18.9% in 2010. Sales from outside our United States markets may continue to represent a significant portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

Our Inability to Use Our Trademarks Could Have a Material Adverse Effect on Our Business
We believe that brand awareness is a significant component in a consumer's decision to purchase one product over another in the highly competitive food, beverage and personal care industries. Although we endeavor to protect our trademarks and trade names, there can be no assurance that these efforts will be successful, or that third parties will not challenge our right to use one or more of our trademarks or trade names. We believe that our trademarks and trade names are significant to the marketing and sale of our products and that the inability to utilize certain of these names could have a material adverse affect on our business, results of operations and financial condition.
In addition, we market products under brands licensed under trademark license agreements, including Linda McCartney®, the Sesame Street name and logo and other Sesame Street intellectual property on certain of our Earth's Best® products, and Candle

Cafe™ brand. We believe that these trademarks have significant value and are instrumental in our ability to create and sustain demand for and to market those products offerings. We cannot assure you that these trademark license agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademark license agreements may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks and suspend sales of products using such trademarks.

New or Existing Government Regulations Could Adversely Affect Our Business
We are subject to a variety of laws and regulations in the United States, the United Kingdom, Canada and other countries where we manufacture, distribute and/or sell our food, beverage, personal care, and household products. These laws and regulations apply to many aspects of our operations, including the manufacture, packaging, labeling, distribution, advertising, and sale of our products.
We comply with regulatory requirements set forth by the FDA, USDA, FTC, EPA, Canadian Food Inspection Agency (“CFIA”) and other foreign regulators as well as state and local government agencies. The U.S. Food Safety Modernization Act passed in January 2011 grants the FDA greater authority over the safety of the national food supply with a specific emphasis on imported foods, which may cause delays on imported ingredients and finished goods. In addition, we advertise our products and could be the target of claims relating to false or deceptive advertising under foreign laws and U.S. federal and state laws, including the consumer protection statutes of some states.
As a publicly traded company, we are further subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ® Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws recently enacted by Congress. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.
Several proposed regulatory activities may have an adverse effect on our business:

•	The USDA’s National Organic Program (“NOP”) is reevaluating the use and certification of accessory nutrients in organic foods and defining organic personal care standards.

•
The growth in international markets requires organic equivalence agreements, which have already been established between the United States and Canada as well as the European Union and Canada, in an effort to reduce and potentially eliminate trade barriers across the globe.

•
The FDA’s Safe Cosmetics Act of 2011 would ensure that personal care products are formulated with ingredients deemed safe by regulatory authorities and that all ingredients are fully disclosed on package labels.

•
State legislative initiatives, including the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65, which defines maximum daily exposure levels of substances that may cause developmental or cancer risk in individuals. Where research efforts have failed to reduce chemicals like acrylamide that are naturally produced in fried and roasted products, warning labels may be required at point-of-sale for food and beverage products. Additionally, while we have commercialized BPA-free packaging for many of our products, there are no alternatives to metal can linings used in acidic products at this time. Although the FDA currently allows the use of BPA in food packaging materials, public reports and concerns regarding the potential hazards of BPA could contribute to a perceived safety risk for products packaged using BPA.

•
Legislative and regulatory authorities in the United States, Canada and internationally will likely require manufacturers to consider using alternative energy sources to minimize climate change and reduce greenhouse gas emissions.

We do not know whether or not any of the above will be realized and/or to what degree these proposed regulatory changes may impact our domestic and international food and personal care products. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs, interruptions or delays, any of which could adversely affect the operations and financial condition of our business.

New or revised government laws and regulations as well as increased enforcement by government agencies could result in additional compliance costs; civil remedies, including fines, injunctions, withdrawals, recalls or seizures; and confiscations as well as potential criminal sanctions, any of which could adversely affect the operations and financial condition of our business.

Pending legislative initiatives and newly adopted legislation, such as the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Dodd-Frank Wall Street Reform and Consumer Protection Act in the

areas of healthcare reform and other initiatives and legislation in the area of taxation of foreign profits, executive compensation and corporate governance could also increase our costs.

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

If the Reputation of One or More of Our Leading Brands Erodes Significantly, it Could Have a Material Impact on Our Results of Operations
Our financial success is directly dependent on the consumer perception of our brands. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Further, our results could be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to real or perceived quality issues or the Company is perceived to act in an irresponsible manner.

We May be Subject to Significant Liability Should the Consumption of Any of Our Products Cause Illness or Physical Harm
The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may lead to a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm, including the risk of reputational harm being magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms and social media sites, could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We Rely on Independent Certification for a Number of Our Products
We rely on independent certification, such as certifications of our products as “organic” or “kosher,” to differentiate our products from others. The loss of any independent certifications could adversely affect our market position as a natural and organic products company, which could harm our business.
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

Due to the Seasonality of Many of Our Products and Other Factors, Our Results of Operations Are Subject to Quarterly Fluctuations
We manufacture and market hot tea products and, as a result, our quarterly results of operations reflect seasonal trends resulting from increased demand for our hot tea products in the cooler months of the year. In addition, some of our other products (e.g., baking and cereal products and soups) also show stronger sales in the cooler months while our snack food product lines and certain of our prepared food products are stronger in the warmer months.
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

An Impairment in the Carrying Value of Goodwill or Other Acquired Intangible Assets Could Materially and Adversely Affect our Consolidated Results of Operations and Net Worth
As of June 30, 2012, we had approximately $1.01 billion of goodwill and other intangible assets (primarily indefinite-lived intangible assets associated with our brands) on our balance sheet as a result of the acquisitions we have made since our inception. The value of these intangible assets depends on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to these intangibles may be caused by factors outside of our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in market interest rates or lower than expected sales and profit growth rates. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived brands. Impairment analysis and measurement is a process that requires considerable judgment. We determine the fair value of our indefinite-lived intangibles using the relief from royalty method. Significant and unanticipated changes in the value of our reporting units or our indefinite-lived intangible assets could require a charge for impairment in a future period that could substantially affect our consolidated earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth.
During the fourth quarter of fiscal 2012, we recorded pre-tax non-cash impairment charges totaling $14.9 million related to certain long-lived assets of businesses being held for sale which are classified as discontinued operations (see Note 18, Discontinued Operations). Our reviews in fiscal 2010, 2011 and 2012 did not indicate an impairment related to our continuing operations; however, if our common stock price trades below book value per share for a sustained period, if there are changes in market conditions or a future downturn in our business, or if future interim or annual impairment tests indicate an impairment of our goodwill or indefinite-lived intangible assets, we may have to recognize additional non-cash impairment charges which may materially adversely affect our consolidated results of operations and net worth. For further details, see Note 7, Goodwill and Other Intangible Assets, to our consolidated financial statements for the fiscal year ended June 30, 2012.

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

Litigation and Regulatory Enforcement Concerning Marketing and Labeling of Food Products Could Have a Material Impact on Our Results of Operations
The marketing and labeling of food and personal care products in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. For example, although the FDA and USDA have each issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government-regulated definition of the term

“natural” for use in the food and personal care industry. The resulting uncertainty has led to consumer confusion and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims. Additional examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, deceptive and unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California). The FTC and/or a state attorney general may bring legal action that seeks removal of a product from the market, warnings, fines and penalties. Even when not merited, class actions, proceedings by the FTC or state attorney general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers as well as damage to our brands.

Our Officers and Directors and 10% or Greater Beneficial Owners May Be Able to Control Our Actions
Our officers and directors and 10% or greater beneficial owners, including the Icahn Group, beneficially owned (assuming the exercise of all stock options held by our officers and directors) approximately 20.9% of our common stock as of June 30, 2012. Accordingly, our officers and directors and 10% or greater beneficial owners may be in a position to influence the election of our directors and otherwise influence stockholder action.
In addition, on July 7, 2010, we entered into an agreement with certain investment funds managed by Carl C. Icahn, or the Icahn Group (the “Icahn Group”). Pursuant to our agreement with the Icahn Group, we have approved the Icahn Group becoming the beneficial owner of 15%, but not more than 20%, of our common stock on the condition that the definition of “interested stockholder” in Section 203 of the Delaware General Corporation Law is deemed amended to substitute 20% for 15%, and Section 203, as so amended, is applicable to, and in full force and effect, for the Icahn Group and us. According to the Form 4 filed by the Icahn Group on March 17, 2011, the Icahn Group beneficially owned an aggregate of 7,130,563 shares of our common stock or 15.9% of our outstanding common stock (based upon the 44,955,920 shares of our common stock outstanding as of August 20, 2012). As a result, the Icahn Group could increase its beneficial ownership of our common stock.
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

Item 1B.        Unresolved Staff Comments

None.

Item 2.        Properties

Our primary facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Headquarters office	Melville, NY	35,000	2012
Headquarters office (beginning 2013)	Lake Success, NY	86,000	2028
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing and distribution (Grocery)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods)	West Chester, PA	105,000	Owned
Manufacturing (Vegetable chips)	Moonachie, NJ	75,000	Owned
Manufacturing and distribution center (Snack products)	Lancaster, PA	100,000	2017
Manufacturing and distribution (Grocery)	Shreveport, LA	37,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2015
Manufacturing (Meat-alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks and personal care products)	Ontario, CA	375,000	2014
Distribution center (Snack products)	Landisville, PA	56,000	2013
Distribution center (Tea)	Boulder, CO	81,000	2014
Distribution center (Meat-alternatives)	Boulder, CO	45,000	Month to month
Distribution center (Personal care)	Culver City, CA	26,000	2015
Manufacturing and offices (Meat-alternatives)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and offices (Soymilk & other non-dairy products)	Eitorf, Germany	46,000	2012
Manufacturing (Fresh prepared food products)	Brussels, Belgium	20,000	2013
Manufacturing and offices (Organic food products)	Andiran, France	39,000	Owned
Distribution (Organic food products)	Nerrac, France	18,000	Owned
Manufacturing and distribution (Crackers)	Larvik, Norway	16,000	2019
Manufacturing and offices (Fresh prepared food products)	Luton, England	97,000	2015
Manufacturing (Hot-eating desserts)	Clitheroe, England	38,000	2018
Manufacturing and offices (Fresh fruit and salads)	Leeds, England	37,000	2022
Manufacturing (Chilled soups)	Grimsby, England	61,000	2029
Manufacturing (Chilled soups)	Peterborough, England	54,000	(1)
Distribution	Peterborough, England	35,000	Owned
Manufacturing and offices (Meat-free frozen products)	Fakenham, England	101,000	Owned
Manufacturing (Juices, Smoothies and Ingredients)	Ashford, England	53,000	Owned
(1) Lease term currently in process of being extended
We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada and Europe.
In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.
For further information regarding our lease obligations, see Note 15, Commitments and Contingencies. For further information regarding the use of our properties by segments, see Item 1, Business - Production.

Item 3.        Legal Proceedings

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our Common Stock for each fiscal quarter from July 1, 2010 through June 30, 2012.

	Common Stock
	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First Quarter	$34.72	$26.10	$24.99	$19.20
Second Quarter	38.47	27.90	28.49	23.35
Third Quarter	44.82	33.72	33.25	25.59
Fourth Quarter	57.42	42.81	37.24	30.30
As of August 20, 2012, there were 332 holders of record of our Common Stock.

We have not paid any dividends on our Common Stock to date. We intend to retain all future earnings for use in the development of our business and do not anticipate declaring or paying any dividends in the foreseeable future. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility and our outstanding senior notes, our general financial condition and general business conditions.

Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
April 2012	192	(1)	$47.30	—	—
May 2012	—		$—	—	—
June 2012	—		$—	—	—
Total	192		$—	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Equity Compensation Plan Information
The following table sets forth certain information, as of June 30, 2012, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	2,580,433	$18.00	3,566,443
Equity compensation plans not approved by security holders	None	None	None
Total	2,580,433	$18.00	3,566,443

(1)
Of the 3,566,443 shares available for future issuance under our equity compensation plans, 3,515,648 shares are available for grant under the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and 50,795 shares are available for grant under the 2000 Directors Stock Plan.

Performance Graph
The following graph compares the performance of our common stock to the S&P 500 Index and to the Standard & Poor’s Packaged Foods and Meats Index (in which we are included) for the period from June 30, 2007 through June 30, 2012. The comparison assumes $100 invested on June 30, 2007.

Item 6.        Selected Financial Data

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. Beginning on July 1, 2009, the revenues and expenses of HPP are no longer consolidated. Additionally, as described further in Note 18, Discontinued Operations, the Company made the decision during fiscal 2012 to sell its private-label chilled ready meals and sandwich operations in the United Kingdom, and as such, the results of these businesses have been classified as discontinued operations for all periods presented. Amounts are in thousands except for per share amounts.

	Fiscal Year ended June 30,
	2012 (a)	2011	2010	2009 (b)	2008
Operating results:
Net sales	$1,378,247	$1,108,546	$890,007	$1,060,580	$977,271
Income (loss) from continuing operations attributable to The Hain Celestial Group, Inc.	$94,214	$58,971	$38,191	$(13,827)	$33,396
Income/(loss) from discontinued operations attributable to The Hain Celestial Group, Inc.	$(14,989)	$(3,989)	$(9,572)	$(10,896)	$7,825
Net income (loss) attributable to The Hain Celestial Group, Inc.	$79,225	$54,982	$28,619	$(24,723)	$41,221

Basic net income per common share:
From continuing operations	$2.12	$1.37	$0.93	$(0.34)	$0.83
From discontinued operations	(0.33)	(0.10)	(0.23)	(0.27)	0.20
Net income per common share - basic	$1.79	$1.27	$0.70	$(0.61)	$1.03

Diluted net income per common share:
From continuing operations	$2.05	$1.32	$0.92	$(0.34)	$0.80
From discontinued operations	(0.32)	(0.09)	(0.23)	(0.27)	0.19
Net income per common share - diluted	$1.73	$1.23	$0.69	$(0.61)	$0.99

Financial position:
Working capital	$245,999	$200,383	$174,967	$212,592	$246,726
Total assets	$1,673,593	$1,333,504	$1,198,087	$1,123,496	$1,259,384
Long-term debt	$390,288	$229,540	$225,004	$258,372	$308,220
Stockholders’ equity	$964,602	$866,703	$765,723	$701,323	$742,811

(a)	The loss from discontinued operations in fiscal 2012 includes impairment charges of $14.9 million, or $0.32 per diluted share.

(b)	The net loss in fiscal 2009 includes goodwill and other intangibles impairment charges of $52.6 million, or $1.20 per share, of which $14.4 million is included in discontinued operations.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2012 Consolidated Financial Statements and the related Notes and “Item 1A. Risk Factors” contained in this Annual Report on Form 10-K for the year ended June 30, 2012. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company's private-label chilled ready meals and sandwich businesses, including the Daily BreadTM brand name, in the United Kingdom, have been reclassified as discontinued operations for all periods presented.

Overview
We manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthy Way of LifeTM. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well-known brands. During the fourth quarter of fiscal 2012, the Company reorganized its reporting structure in a manner that resulted in a change to our operating and reportable segments. The change resulted from the Company's international expansion and was primarily driven by the acquisition of The Daniels Group in October 2011. Our operations are now organized and managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. The Company previously operated and reported in one segment. Prior period information has been recast to conform to the current year presentation. Our business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, e-tailers, food service channels and club stores. We manufacture domestically and internationally and our products are sold in more than 50 countries.
We have acquired numerous brands since our formation and we intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic food and personal care products companies or product lines an integral part of our business strategy. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthy Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.
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

Recent Developments
On April 27, 2012, we acquired Cully & Sully Limited, a marketer and manufacturer of branded natural chilled soups, savory pies and hot pots in Ireland for €10.5 million in cash, net (approximately $13.8 million at the transaction date exchange rate), and contingent consideration of up to €4.5 million based upon the achievement of specified operating results during the period through June 30, 2014. We believe the acquisition of Cully & Sully complements our existing product offerings and provides us with the opportunity to expand our presence into the Irish marketplace.
On October 25, 2011, we acquired the Daniels Group (“Daniels”), a leading marketer and manufacturer of natural chilled foods in the United Kingdom, for £146.5 million in cash, net (approximately $233.8 million at the transaction date exchange rate), and up to £13 million (approximately $20.5 million at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. Daniels’ product offerings include three leading brands, The New Covent Garden Soup Co.®, Johnson’s Juice Co.® and Farmhouse Fare®. Daniels also offers fresh prepared fruit products. Daniels’ products are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels will extend our presence into one of the fastest-growing healthy food segments in the United Kingdom and provides a platform for the growth of our combined operation. We also believe the acquisition provides us with the scale in our international operations to allow us to introduce some of our existing global brands in the marketplace in a more meaningful way.

On October 5, 2011 we acquired the assets and business of the Europe’s Best brand of all natural frozen fruit and vegetable products through our wholly-owned Hain Celestial Canada subsidiary for $9.5 million in cash. The Europe’s Best product line includes premium fruit and vegetable products distributed in Canada. The acquisition provides us entry into a new category and is expected to complement our existing product offerings.

During the third quarter of fiscal 2012, the Company made the decision to sell its private-label chilled ready meals ("CRM") business in the United Kingdom, which was acquired in October 2011 as part of the acquisition of Daniels. The sale of the CRM business was completed on August 20, 2012. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich operations, including the Daily BreadTM brand name in the United Kingdom. The disposal of the sandwich business is expected to be completed during the first quarter of fiscal 2013. Operating results for the CRM business, which have been included in the Company's consolidated financial statements for the period subsequent to the October 2011 acquisition, and the sandwich business have been classified as discontinued operations for all periods presented.

On August 22, 2012, the Company entered into an agreement to acquire Premier Foods plc's portfolio of market-leading packaged grocery brands including Hartley's®, Sun-Pat®, Gale's®, Robertson's®, and Frank Cooper's®, together with its manufacturing base in Cambridgeshire, United Kingdom. The product offerings acquired include peanut butter, honey, jams, fruit and jelly, marmalade and chocolate products. The acquisition, which is subject to approval by Premier Foods shareholders and consent from its banking syndicate, is expected to close by the end of October 2012. Consideration in the transaction will consist of £170 million in cash and £30 million in shares of the Company's common stock (calculated using the closing price of the Company's stock on the date of signing the agreement).

Results of Operations

FISCAL 2012 COMPARED TO FISCAL 2011

Net Sales
Net sales in fiscal 2012 were $1.38 billion, an increase of $269.7 million, or 24.3%, from net sales of $1.11 billion in fiscal 2011.

The sales increase primarily resulted from an increase in sales of $81.5 million in the United States from improved consumption and expanded distribution as well as an increase of $153.1 million in the United Kingdom primarily due to the acquisition of Daniels in the second quarter of the current fiscal year. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit in fiscal 2012 was $382.5 million, an increase of $62.6 million, or 19.6%, from last year’s gross profit of $319.8 million. Gross profit in fiscal 2012 was 27.8% of net sales compared to 28.9% of net sales for fiscal 2011. The change in gross profit percentage resulted from the mix of product sales, including the margin impact related to the inclusion of Daniels which operates at slightly lower relative margins. In addition, we experienced generally higher input costs, offset partially by productivity and price increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $237.6 million, an increase of $29.0 million, or 13.9%, in fiscal 2012 from $208.6 million in fiscal 2011. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets, partially offset by savings resulting from the integration of the Sensible Portions brand operations. Selling, general and administrative expenses as a percentage of net sales was 17.2% in fiscal 2012 and 18.8% in fiscal 2011, a decrease of 160 basis points primarily related to the inclusion of Daniels which operates with lower relative expenses.

Acquisition Related Expenses and Restructuring Charges
We incurred acquisition and integration related expenses aggregating $8.0 million in the fiscal year ended June 30, 2012, which were primarily related to the acquisition of Daniels. The charges were offset by a net reduction of expense of $14.6 million primarily representing the reversal of the carrying value of contingent consideration for the Daniels acquisition based on our revised estimate of fair value, offset partially by additional expense related to the settlement of the contingent consideration for the World Gourmet acquisition.
We incurred acquisition and integration related expenses aggregating $3.5 million in the fiscal year ended June 30, 2011 related to the acquisitions of The Greek Gods greek-style yogurt brand, Danival and GG UniqueFiber and other acquisition and integration activities, which was offset by $4.2 million of net expense reduction related to adjustments in the carrying values of contingent consideration. We also incurred approximately $0.7 million of restructuring expenses, primarily related to the closing of a small non-dairy production facility in the United Kingdom.

Operating Income
Operating income in fiscal 2012 was $151.5 million, an increase of $40.4 million, or 36.3%, from $111.2 million in fiscal 2011. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 11.0% in fiscal 2012 compared with 10.0% in fiscal 2011. The change in operating income percentage is attributable to the decrease in acquisition related expenses (primarily due to the adjustment in the carrying value of contingent consideration) recorded during fiscal 2012, as described above.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $17.3 million for the year ended June 30, 2012 compared to $12.2 million for fiscal 2011. Net interest expense totaled $15.8 million in fiscal 2012, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in fiscal 2011 was $14.1 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to purchase Daniels during the period, offset partially by a lower interest accretion on contingent consideration due to payments that were made during the first and second quarters of fiscal 2012.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the fiscal years ended June 30, 2012 and 2011 was $134.2 million and $98.9 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $41.2 million in fiscal 2012 compared to $37.8 million in fiscal 2011. Our effective income tax rate from continuing operations was 30.7% of pre-tax income in fiscal 2012 compared to 38.2% in fiscal 2011. The effective tax rate in fiscal 2012 was lower than the prior year primarily as a result of reduced losses incurred in the United Kingdom and the acquisition of Daniels on October 25, 2011 and the increased income in its lower tax rate jurisdiction. The Company's tax rate in fiscal 2012 was also favorably impacted by the reduction of the carrying value of our liability for contingent consideration that was recorded in the fourth quarter, which did not have a corresponding tax impact, which was partially offset by an unfavorable impact of $1.2 million related to nondeductible transaction costs incurred in connection with the acquisition of Daniels. Prior to the acquisition of Daniels, no tax benefits were recognized for losses incurred in the United Kingdom. The Company will continue to maintain a valuation allowance on its net deferred tax assets related to those carryforward losses until an appropriate level of profitability is attained such that the losses may be utilized. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. In addition, in fiscal 2012 and fiscal 2011, the Company recorded adjustments to recognize decreases of $0.8 million and $1.0 million, respectively, in its liability for uncertain tax positions as the result of expirations of statute of limitations.
The effective rate for each period differs from the federal statutory rate primarily due to the items noted previously as well as the effect of state and local income taxes. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the fiscal year ended June 30, 2012 was $1.1 million compared to a loss of $2.1 million for the fiscal year ended June 30, 2011. Our equity in the earnings of HPP increased to $2.4 million during fiscal 2012 from a loss of $2.2 million during fiscal 2011, which was partially offset by losses incurred by HHO as they continue to develop the Asian markets for our products.

Income From Continuing Operations
Income from continuing operations for the fiscal years ended June 30, 2012 and 2011 was $94.2 million and $59.0 million, or

$2.05 and $1.32 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the fiscal year ended June 30, 2012 was $15.0 million compared to a loss of $4.0 million for the fiscal year ended June 30, 2011. Net sales reported within discontinued operations was $73.7 million and $21.7 million during fiscal 2012 and fiscal 2011, respectively. The operating loss included within discontinued operations was $16.8 million and $4.4 million for the respective periods. The operating loss for fiscal 2012 includes non-cash impairment and other non-recurring charges totaling $14.9 million related to the write-down of certain long-lived assets based on their current estimated fair value.

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the fiscal years ended June 30, 2012 and 2011:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Fiscal 2012 net sales	$991,626	$192,352	$194,269	$—	$1,378,247
Fiscal 2011 net sales	$910,095	$39,284	$159,167	$—	$1,108,546
% change - Fiscal 2012 vs. 2011	9.0%	389.6%	22.1%		24.3%

Fiscal 2012 operating income(loss)	$149,791	$9,690	$13,347	$(21,300)	$151,528
Fiscal 2011 operating income(loss)	$130,155	$(4,844)	$9,787	$(23,924)	$111,174
% change - Fiscal 2012 vs. 2011	15.1%	300.0%	36.4%		36.3%

Fiscal 2012 operating income (loss) margin	15.1%	5.0%	6.9%		11.0%
Fiscal 2011 operating income (loss) margin	14.3%	(12.3)%	6.1%		10.0%

(1) Includes $7,974 and $4,434 of acquisition related expenses and restructuring charges for the fiscal years ended June 30, 2012 and 2011, respectively. Corporate and other also includes reductions of expense of $14,627 and $4,177 for the fiscal years ended June 30, 2012 and 2011, respectively, related to net reversals of the carrying value of contingent consideration.

The Rest of World consists of our Canada and Continental Europe operating segments. The Corporate category consists of expenses related to the Company's centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company's senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses and restructuring charges are included in Corporate and other. Refer to Note 17, Segment Information, for additional details.
Our net sales in the United States in fiscal 2012 were $991.6 million, an increase of $81.5 million, or 9.0%, from net sales of $910.1 million in fiscal 2011. The sales increase was directly related to continued improved consumption and expanded distribution with growth from many of our brands, including Earth's Best, Celestial Seasonings, Imagine, MaraNatha, Garden of Eatin', Sensible Portions, The Greek Gods, Alba Botanica, Avalon and JASON. Operating income in the United States in fiscal 2012 was $149.8 million, an increase of $19.6 million, or 15.1%, from operating income of $130.2 million in fiscal 2011. Additionally, operating income as a percentage of net sales in the United States increased to 15.1% from 14.3% during these periods. The improvement primarily resulted from savings from the integration of the Sensible Portions brand operations, price increases and productivity improvements, offset partially by higher input costs.
Our net sales in the United Kingdom in fiscal 2012 were $192.4 million, an increase of $153.1 million, or 389.6%, from net sales of $39.3 million in fiscal 2011. The sales increase was primarily a result of the acquisition of Daniels during the second quarter of fiscal 2012. Operating income in the United Kingdom in fiscal 2012 was $9.7 million, an increase of $14.5 million, from an operating loss of $4.8 million in fiscal 2011. The improvement was also due to the acquisition of Daniels.

Our net sales in the Rest of World were $194.3 million in fiscal 2012, and increase of $35.1 million, or 22.1%, from fiscal 2011. The increase was primarily the result of increased sales in Canada due to the acquisition of the Europe's Best brand, and to a lesser extent, increased sales in Europe from Danival and GG UniqueFiber, both of which were acquired during the third quarter of fiscal 2011. Operating income as a percentage of net sales increased to 6.9% from 6.1%, reflecting the continued leveraging of the existing cost structure.

FISCAL 2011 COMPARED TO FISCAL 2010

Net Sales
Net sales in fiscal 2011 were $1.11 billion, an increase of $218.5 million, or 24.6%, from net sales of $890.0 million in fiscal 2010.

The sales increase resulted from an increase in sales of $187.9 million in the United States from improved consumption as well as sales from the acquisition of The Greek Gods and a full year of Sensible Portions, acquired in the fourth quarter of fiscal 2010. Our international sales increased $30.7 million, including sales in Europe from Danival and GG UniqueFiber, which were both acquired in the third quarter of fiscal 2011. Refer to the Segment Results section for additional details.

Gross Profit
Gross profit in fiscal 2011 was $319.8 million, an increase of $71.1 million, or 28.6%, from last year’s gross profit of $248.8 million. Gross profit in fiscal 2011 was 28.9% of net sales compared to 28.0% of net sales for fiscal 2010.

The improved gross profit percentage resulted from the mix of product sales, including the sales from The Greek Gods and Sensible Portions brands acquisitions, which have relatively higher gross profit margins, and productivity improvements and cost savings which partially offset input cost increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $208.6 million, an increase of $42.7 million, or 25.7%, in fiscal 2011 from $165.9 million in fiscal 2010. Selling, general and administrative expenses as a percentage of net sales was 18.8% in fiscal 2011 and 18.6% in fiscal 2010.

Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including $3.5 million of increased amortization expense related to identified intangibles. Selling, general and administrative expenses also included $8.9 million of increased costs related to the Company’s long-term incentive plans. Selling, general and administrative expenses included approximately $1.7 million of expenses related to litigation in the fiscal year ended June 30, 2010.

Acquisition Related Expenses and Restructuring Charges
We incurred acquisition and integration related expenses aggregating $3.5 million in the fiscal year ended June 30, 2011 related to the acquisitions of The Greek Gods greek-style yogurt brand, Danival and GG UniqueFiber and other acquisition and integration activities, which was offset by $4.2 million of net expense reduction related to adjustments in the carrying values of contingent consideration. We also incurred approximately $0.7 million of restructuring expenses, primarily related to the closing of a small production facility in the United Kingdom.

In the fiscal year ended June 30, 2010, we incurred approximately $2.8 million of acquisition related expenses, primarily related to the acquisition of the Sensible Portions brand.

Operating Income
Operating income in fiscal 2011 was $111.2 million, an increase of $31.1 million, or 38.8%, from $80.1 million in fiscal 2010. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.0% in fiscal 2011 compared with 9.0% in fiscal 2010. The increase in operating income percentage is attributable to the items discussed above.

Interest and Other Expenses, net
Interest and other expenses, net were $12.2 million for fiscal 2011 compared to $11.8 million for fiscal 2010. Net interest expense totaled $14.1 million in fiscal 2011, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in fiscal 2010 was $9.8 million. The increase in interest expense resulted from a combination of higher borrowings under our revolving credit facility used to fund our recent acquisitions and the interest accretion on contingent consideration of $1.7 million. Other expenses includes approximately $2.1 million of exchange gains for the fiscal year ended June 30, 2011 compared to $0.7 million of exchange losses in the prior year. Also included in other expenses for the year ended June 30, 2010 is a $1.2 million non-cash impairment charge for an other-than-temporary decline in the fair value of our investment in the shares of Yeo Hiap Seng Limited, a Singapore-based natural food and beverage company listed on the Singapore Stock Exchange.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the fiscal years ended June 30, 2011 and 2010 was $98.9 million and $68.3 million, respectively. The increase in each period was due to the items discussed above.

Income Taxes
Our income tax expense was $37.8 million in fiscal 2011 compared to $28.4 million in fiscal 2010. Our effective income tax rates for fiscal 2011 and 2010 were 38.2% and 41.5%, respectively. The effective tax rate in both years was affected by losses incurred related to our continuing operations in the United Kingdom for which no deferred tax benefit was being recorded. Additionally, in fiscal 2010, the Company recorded valuation allowances for deferred tax assets in the United Kingdom recorded prior to fiscal 2010. The impact of the United Kingdom continuing operations losses and deferred tax valuation allowances on the effective tax rate in fiscal 2011 was to increase it 2.1 percentage points and in fiscal 2010 was to increase it 8.4 percentage points. The fiscal 2011 effective tax rate was also favorably impacted by an increase in the benefit for the domestic production activities deduction of $1.4 million.
The effective rate for each period differs from the federal statutory rate primarily due to the items noted previously as well as the effect of state and local income taxes. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees
Our share in the net earnings from our investments in HPP and HHO for fiscal year ended June 30, 2011 was a loss of $2.1 million compared to a loss of $1.7 million for the fiscal year ended June 30, 2010. HPP’s results for fiscal 2011 included approximately $7.9 million of net loss (of which $3.9 million is included in the Company’s portion of HPP’s earnings) related to the impairment of long lived assets previously used in HPP’s divested Kosher Valley operation. HPP’s results for fiscal 2010 included approximately $4.6 million of net loss related to its Kosher Valley brand. HPP’s profitable antibiotic-free chicken and turkey results were more than offset by the losses incurred in the start-up of the Kosher Valley brand. In the fourth quarter of fiscal 2010, HPP divested its Kosher Valley brand in a transaction with Empire Kosher Poultry, Inc. (“Empire”), wherein the Kosher Valley brand and customer relationships were exchanged for an equity interest in Empire.

Income From Continuing Operations
Income from continuing operations for the fiscal years ended June 30, 2011 and 2010 was $59.0 million and $38.2 million, or $1.32 and $0.92 per diluted share, respectively. The increase in each period was attributable to the factors noted above.

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the fiscal years ended June 30, 2011 and 2010:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Fiscal 2011 net sales	$910,095	$39,284	$159,167	$—	$1,108,546
Fiscal 2010 net sales	$722,211	$31,304	$136,492	$—	$890,007
% change - Fiscal 2011 vs. 2010	26.0%	25.5%	16.6%		24.6%

Fiscal 2011 operating income(loss)	$130,155	$(4,844)	$9,787	$(23,924)	$111,174
Fiscal 2010 operating income(loss)	$98,672	$(6,053)	$8,653	$(21,183)	$80,089
% change - Fiscal 2011 vs. 2010	31.9%	20.0%	13.1%		38.8%

Fiscal 2011 operating income (loss) margin	14.3%	(12.3)%	6.1%		10.0%
Fiscal 2010 operating income (loss) margin	13.7%	(19.3)%	6.3%		9.0%

(1) Includes $4,434 and $3,152 of acquisition related expenses and restructuring charges for the fiscal years ended June 30, 2011 and 2010, respectively. Corporate and other also includes reductions of expense of $4,177 for the fiscal year ended June 30, 2011 related to net reversals of the carrying value of contingent consideration.

Our net sales in the United States for the fiscal year ended June 30, 2011 were $910.1 million, an increase of $187.9 million from the prior year's net sales of $722.2 million. The sales increase was directly related to improved consumption and was led by our Earth's Best brand, renewed growth in our Avalon, Alba Botanica, and JASON brands, as well as sales from the acquisition of The Greek Gods brand and a full year of sales of the Sensible Portions brand, acquired in the fourth quarter of fiscal 2010. United States operating profit increased 31.9% to $130.2 million. United States operating margin improved to 14.3% of net sales in fiscal 2011 from 13.7% in the previous year. The improvement resulted from the profit contribution of the aforementioned acquired brands as well as an increase in gross profit, which resulted from the mix of product sales, including the sales from The Greek Gods and Sensible Portions acquisitions, which have relatively higher gross profit margins, and productivity improvements and cost savings which partially offset input cost increases.
Our net sales in the United Kingdom were $39.3 million in fiscal 2011, an increase of $8.0 million, or 25.5%, from net sales of $31.3 million in fiscal 2010. The sales increase in the United Kingdom resulted from increased sales of our Linda McCartney meat-free frozen foods and our frozen desserts. Changes in foreign exchange rates had a minimal impact on net sales. United Kingdom operating loss decreased in fiscal 2011 as a result of improvement in gross profit and reduced operating expenses.
Net sales in the Rest of World category were $159.2 million in fiscal 2011, an increase of $22.7 million from net sales of $136.5 million in fiscal 2010. Sales in Europe increased $14.9 million, or 20.3%. Sales in Europe included sales from Danival and GGUniqueFiber, each acquired in the third quarter of fiscal 2011 and were unfavorably impacted by $1.3 million as a result of changes in foreign exchange rates. Sales in Canada increased $7.8 million, or 12.4%, which includes a $4.1 million favorable impact as a result of changes in foreign exchange rates. Operating income increased 13.1% to $9.8 million in fiscal 2011 as a result of the two acquisitions in Europe as well as the increased sales in Canada.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance increased $2.4 million during the year ended June 30, 2012 to $29.9 million. Our working capital was $246.0 million at June 30, 2012, an increase of $45.6 million from $200.4 million at the end of fiscal 2011. The increase was due principally to a $26.9 million increase in accounts receivable, a $15.7 million increase in inventories, offset partially by a $21.4 million increase in accounts payable, accrued expenses and other current liabilities.
Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. The Company's cash balances are held in the United States, the United Kingdom, Canada and Europe. With the current exception of Canada, it is the Company's current intent to permanently reinvest these funds outside the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the Company's operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2012, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year ended June 30,
(amounts in thousands)	2012	2011	2010
Cash flows provided by (used in):
Operating activities	$121,960	$58,658	$71,030
Investing activities	(270,664)	(55,483)	(62,758)
Financing activities	147,423	7,134	(32,381)
Exchange rate activities	3,659	(58)	(33)
Net increase (decrease) in cash	$2,378	$10,251	$(24,142)

Net cash provided by operating activities was $122.0 million for the fiscal year ended June 30, 2012, compared to $58.7 million provided in fiscal 2011 and $71.0 million provided in fiscal 2010. The increase in cash provided by operations in fiscal 2012 as compared to fiscal 2011 resulted from a $37.5 million increase due to changes in our working capital and a $25.8 million increase in net income and other non-cash items. The improvement in cash used for changes in operating assets and liabilities (which is exclusive of the opening balances of acquired companies), primarily resulted from favorable changes in accounts receivable and accounts payable, including timing of income tax payments. The decrease in cash provided by operating activities in fiscal 2011 resulted from a $45.1 million decrease due to changes in our working capital, partially offset by a $32.7 million increase in net income and other non-cash charges.
In the fiscal year ended June 30, 2012, we used $270.7 million of cash in investing activities. We used $257.3 million of cash in connection with our acquisitions of The Daniels Group, Europe's Best and Cully & Sully, and $20.4 million for capital expenditures. We also received $6.9 million of repayments of advances made to HPP. We used cash in investing activities of $55.5 million during the year ended June 30, 2011. We used $45.3 million of cash in connection with our acquisitions of the assets and business of 3 Greek Gods, Danival and GG UniqueFiber. We also used $11.5 million of cash in investing activities in connection with capital additions. We used cash in investing activities during fiscal 2010 of $62.8 million, of which $51.4 million was used in connection with our acquisitions of the Sensible Portions business and Churchill Food Products Limited. We also used $11.4 million of cash in investing activities in connection with capital additions.
Net cash of $147.4 million was provided by financing activities for the fiscal year ended June 30, 2012. We had proceeds from exercises of stock options of $14.2 million in fiscal 2012. We also drew $161.0 million under our revolving credit facility, which was used for the Daniels acquisition, offset partially by $32.4 million of contingent consideration paid related to the acquisitions of Sensible Portions and The Greek Gods brands. During fiscal 2011, net cash of $7.1 million was provided by financing activities. We had proceeds from exercises of stock options of $17.9 million and from net borrowings under our Credit Agreement of $4.1 million. These items were partially offset by $14.8 million of cash used to settle the first payment of contingent consideration due in connection with The Greek Gods acquisition. We used cash of $32.4 million in financing activities during fiscal 2010, principally as a result of repaying $33.4 million of outstanding borrowings, which was partially offset by $2.1 million of cash proceeds from stock option exercises.
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

	Fiscal Year ended June 30,
(amounts in thousands)	2012	2011	2010
Cash flow provided by operating activities	$121,960	$58,658	$71,030
Purchase of property, plant and equipment	(20,427)	(11,490)	(11,428)
Operating free cash flow	$101,533	$47,168	$59,602

Our operating free cash flow was $101.5 million for the year ended June 30, 2012, an increase of $54.4 million from the year ended June 30, 2011. The increase in our operating free cash flow resulted from the increase in our cash flow from operations, as discussed above. Our operating free cash flow for the year ended June 30, 2011 decreased $12.4 million from the year ended June 30, 2010. The decrease in our operating free cash flow resulted from the decrease in our cash flow from operations, as discussed above. Our capital spending has increased slightly over historical levels as a result of our recent acquisitions. We expect that our capital spending for the next fiscal year will be approximately $50 million. Our anticipated significant capital expenditures during fiscal 2013 include the acquisition of equipment for a new non-dairy production facility in Europe and the expansion of our Fakenham, United Kingdom production facility to accommodate new products and increased volume.
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2012 and 2011, $150.0 million of the senior notes was outstanding.
We also have a credit agreement which provides us with a $600 million revolving credit facility (the “Credit Agreement”) expiring in July 2015. The Credit Agreement was increased on August 20, 2012 from $400 million to $600 million upon the exercise of an existing $100 million accordion feature, which feature was increased to $200 million. Loans under the Credit Agreement bear interest at a base rate (greater of the applicable prime rate or Federal Funds Rate plus an applicable margin) or, at our option, the reserve adjusted LIBOR rate plus an applicable margin. As of June 30, 2012 and 2011, there were $240.0 million and $79.0 million of borrowings outstanding, respectively, under the Credit Facility.
The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature.
Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2012 are as follows:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations (1)	$443,084	$15,297	$30,312	$397,475	$—
Capital lease obligations	66	30	36	—	—
Operating lease obligations	97,290	12,566	20,152	12,883	51,689
Purchase obligations	14,582	1,975	9,407	3,200	—
Other long-term liabilities (2)	203,999	174,217	29,782	—	—
Total contractual obligations	$759,021	$204,085	$89,689	$413,558	$51,689

(1) Including interest.
(2) As of June 30, 2012, we had non-current unrecognized tax benefits of $1.1 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.

We believe that our cash on hand of $29.9 million at June 30, 2012, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2013 capital expenditures of approximately $50 million, and the $27.9 million of debt and lease obligations described in the table above, during the 2013 fiscal year. Furthermore, our discontinued operations are not expected to have a significant impact on the Company's liquidity and capital resources.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies. The policies below have been identified as the critical accounting policies we use which require us to make estimates and assumptions and exercise judgment that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is possible that materially different amounts would be reported under different conditions or using assumptions, estimates or making judgments different from those that we have applied. Our critical accounting policies are as follows, including our methodology for estimates made and assumptions used:
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
Sales and Promotion Incentives
We offer a variety of sales incentives and promotions, including price discounts, slotting fees and coupons, to our customers and to consumers to support the Company's products. These incentives are deducted from our gross sales to determine reported net sales. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in estimate in the period such change occurs.

Trade Promotions. Accruals for trade promotions are recorded primarily at the time a product is sold to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company.

Coupon Redemption. Coupon redemption costs are accrued in the period in which the coupons are offered, based on estimates of redemption rates that are developed by management. Management estimates are based on recommendations from independent coupon redemption clearing-houses as well as on historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required.
Valuation of Accounts and Chargebacks Receivable
We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While United Natural Foods, Inc. represented approximately 20% and a second customer represented approximately 8% of our trade receivable balance at June 30, 2012, we believe there is no significant or unusual credit exposure at this time.
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
The accounting for the acquisitions we have made requires that the assets and liabilities acquired, as well as any contingent consideration that may be part of the agreement, be recorded at their respective fair values at the date of acquisition. This requires management to make significant estimates in determining the fair values, especially with respect to intangible assets, including estimates of expected cash flows, expected cost savings and the appropriate weighted average cost of capital. As a result of these significant judgments to be made we often obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. See Note 4 of the Notes to Consolidated Financial Statements.
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
Stock Based Compensation
We provide compensation benefits in the form of stock options and restricted stock to employees and non-employee directors. The cost of stock based compensation is recorded at fair value at the date of grant and expensed in the consolidated statement of income over the requisite service period. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on historical volatility of our common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of restricted stock awards is equal to the market value of the Company’s common stock on the date of grant and is recognized in expense over the vesting period using the straight-line method. We recognize compensation expense for only that portion of stock based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.
Goodwill and Intangible Assets
The carrying value of goodwill, which is allocated to the Company’s reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment as of the first day of the fourth quarter of each fiscal year, and on an interim basis if events or circumstances warrant it. Events or circumstances that might indicate an interim valuation is warranted include unexpected business conditions, economic factors or a sustained decline in the Company’s market capitalization below the Company’s carrying value. In the fourth quarter of fiscal 2012, we elected to early adopt the new accounting guidance included in ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. We applied this guidance to our fiscal 2012 annual goodwill impairment testing conducted during the fourth quarter of fiscal 2012. We determined that it was not necessary for two of our reporting units to apply the traditional two-step quantitative impairment test in ASC 350 based on qualitative information that it is more likely than not that the fair value of those reporting units exceeded their carrying values.
The traditional two-step impairment test requires us to estimate the fair values of our reporting units. The estimate of the fair values of our reporting units are based on the best information available as of the date of the assessment. We generally use a blended analysis of the present value of discounted cash flows and the market valuation approach. The discounted cash flow model uses the present values of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital. The market valuation approach indicates the fair value of a reporting unit based on a comparison to comparable publicly traded firms in similar businesses. Estimates used in the market value approach include the identification of similar companies with comparable business factors. Changes in economic and operating conditions impacting the assumptions we made could result in additional goodwill impairment in future periods. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired. At this point we proceed to the second step of the analysis, wherein we measure the excess, if any, of the carrying value of a reporting unit’s goodwill over its implied fair value, and record the impairment loss indicated.
Indefinite-lived intangible assets consist primarily of acquired trade names and trademarks. We measure the fair value of these assets using the relief from royalty method. This method assumes that the trade names and trademarks have value to the extent their owner is relieved from paying royalties for the benefits received. We estimate the future revenues for the associated brands, the appropriate royalty rate and the weighted average cost of capital. In the fourth quarter of fiscal 2012, we elected to early adopt ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Entities are not required to calculate the fair value of an indefinite-lived intangible asset unless they determine that it is more likely than not that such asset is impaired. The adoption of this standard did not have any impact on our consolidated financial statements.
We completed our annual impairment testing of goodwill and our trade names as of April 1, 2012, with the assistance of an independent valuation firm. The analysis and assessment of these assets indicated that no impairment was required as either the fair values exceeded the recorded carrying values (for our indefinite-lived intangible assets and certain reporting units), or as described above, the qualitative assessment resulted in a determination that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount (for certain of our reporting units). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The fair value of our Europe reporting unit exceeded its carrying value by less than 10%. This reporting unit represented approximately 2% of our goodwill balance as of April 1, 2012. Holding all other assumptions constant at the testing date, a one percentage point increase in the discount rate used in the testing of this unit would reduce the estimated fair value below its carrying value, indicating a possible impairment. While we believe this operation can support the value of goodwill reported, this reporting unit is the most sensitive to changes in the underlying assumptions.
Valuation Allowances for Deferred Tax Assets
Deferred tax assets arise when we recognize expenses in our financial statements that will be allowed as income tax deductions in future periods. Deferred tax assets also include unused tax net operating losses and tax credits that we are allowed to carry forward to future years. Accounting rules permit us to carry deferred tax assets on the balance sheet at full value as long as it is “more likely than not” the deductions, losses, or credits will be used in the future. A valuation allowance must be recorded against a deferred tax asset if this test cannot be met. Our determination of our valuation allowances are based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years.
We believe that the cumulative losses incurred by the Company in the United Kingdom prior to the acquisition of Daniels, represented sufficient evidence for management to determine that a full valuation allowance for our United Kingdom deferred tax assets was appropriate, which the Company initially recorded in the third quarter of fiscal 2010. Until an appropriate level of profitability is attained such that the losses may by utilized, we expect to maintain a valuation allowance on those net deferred tax assets.
If we generate taxable income in the future on a sustained basis in the United Kingdom or other jurisdictions in a manner such that those prior losses (for which we have recorded full valuation allowances) may be utilized, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If these operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, for information regarding recent accounting pronouncements.

Note Regarding Forward Looking Information
Certain statements contained in this Annual Report constitute “forward-looking statements” within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) the integration of our brands and the resulting impact thereof; (ii) the availability of alternative co-packers and the impact to our business if we are required to change our significant co-packing arrangements; (iii) the level of our sales made outside the United States; (iv) our intention to grow through acquisitions as well as internal expansion; (v) our long-term strategy for sustainable growth; (vi) the economic environment; (vii) our support of increased consumer consumption; (viii) higher input costs; (ix) the integration of acquisitions and the opportunities for growth related thereto; (x) the completion of divestitures; (xi) the repatriation of foreign cash balances; (xii) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xiii) our expectations regarding our capital spending for fiscal year 2013; and (xiv) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for the next twelve months. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•
our ability to achieve our guidance for net sales and earnings per diluted share in fiscal year 2013 given the economic environment in the U.S. and other markets that we sell products as well as economic, political and business conditions generally and their effect on our customers and consumers' product preferences, and our business, financial condition and results of operations;

•	our expectations for our business for fiscal year 2013 and its positioning for the future;

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets, as well as with respect to the Company's valuation allowances of its deferred tax assets;

•	our ability to implement our business and acquisition strategy;

•	the ability of our joint venture investments, including HPP, to successfully execute their business plans;

•
our ability to realize sustainable growth generally and from investments in core brands, offering new products and our focus on cost containment, productivity, cash flow and margin enhancement in particular;

•	our ability to effectively integrate our acquisitions;

•	our ability to successfully consummate our proposed divestitures;

•	the effects on our results of operations from the impacts of foreign exchange;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing customers and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel, raw material and commodity costs;

•	changes in, or the failure to comply with, government regulations;

•	the availability of natural and organic ingredients;

•	the loss of one or more of our manufacturing facilities;

•	our ability to use our trademarks;

•	reputational damage;

•	product liability;

•	seasonality;

•	litigation;

•	the Company's reliance on its information technology systems; and

•	the other risk factors described in Item 1A above.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Supplementary Quarterly Financial Data:
Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2012 and 2011 is summarized as follows. The sum of the net income per share from continuing and discontinued operations for each of the four quarters may not equal the net income per share for the full year, as presented, due to rounding.

	Three Months Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net sales	$286,837	$364,837	$375,781	$350,792
Gross profit	79,804	104,585	104,681	93,400
Operating income (a)	23,837	36,204	41,633	49,854
Income before income taxes and equity in earnings of equity-method investees	20,288	31,597	37,439	44,904
Income from continuing operations	12,640	21,080	24,819	35,675
Loss from discontinued operations, net of tax	(949)	(1,043)	(712)	(12,285)
Net income (a) (b)	11,691	20,037	24,107	23,390

Basic net income per common share:
From continuing operations	$0.29	$0.48	$0.56	$0.80
From discontinued operations	(0.02)	(0.03)	(0.02)	(0.28)
Net income per common share - basic	$0.27	$0.45	$0.54	$0.52

Diluted net income per common share:
From continuing operations	$0.28	$0.46	$0.54	$0.77
From discontinued operations	(0.02)	(0.02)	(0.02)	(0.27)
Net income per common share - diluted	$0.26	$0.44	$0.52	$0.50

	Three Months Ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net sales	$252,015	$286,174	$283,484	$286,873
Gross profit	70,405	85,318	82,696	81,418
Operating income (c)	20,103	30,626	31,864	28,581
Income before income taxes and equity in earnings of equity-method investees	17,660	27,099	29,036	25,132
Income from continuing operations	10,544	17,057	17,713	13,657
Loss from discontinued operations, net of tax	(1,448)	(789)	(943)	(809)
Net income (c) (d)	9,095	16,267	16,772	12,848

Basic net income per common share:
From continuing operations	$0.25	$0.40	$0.41	$0.31
From discontinued operations	(0.04)	(0.02)	(0.02)	(0.02)
Net income per common share - basic	$0.21	$0.38	$0.39	$0.29

Diluted net income per common share:
From continuing operations	$0.24	$0.38	$0.40	$0.30
From discontinued operations	(0.03)	(0.01)	(0.02)	(0.02)
Net income per common share - diluted	$0.21	$0.37	$0.38	$0.28

(a) Operating income was impacted by approximately $0.1 million ($0.1 million net of tax) for the three months ended December 31, 2011 and $0.2 million ($0.2 million net of tax) for the three months ended June 30, 2012 as a result of restructuring expenses incurred. Operating income was also impacted by $1.5 million ($1.0 million net of tax) for the three months ended September 30, 2011, $4.8 million ($3.1 million net of tax) for the three months ended December 31, 2011, and $0.5 million ($0.3 million net of tax) for the three months ended March 31, 2012 as a result of acquisition related transaction expenses and integration costs incurred. For the three months ended June 30, 2012, operating income was impacted by a net reduction in acquisition related transaction expenses and integration costs of $13.8 million ($13.5 million net of tax), principally related to the reversal of the carrying value of contingent consideration for the Daniels acquisition.

(b) Net income was unfavorably impacted by $1.2 million for the three months ended March 31, 2012 as a result of a discrete tax item related to nondeductible transaction costs and favorably impacted by $0.8 million for the three months ended March 31, 2012 related to a decrease in the Company's liability for uncertain tax positions as the result of an expiration of the statute of limitations.

(c) Operating income was impacted by approximately $0.2 million ($0.2 million net of tax) for the three months ended September 30, 2010, $0.2 million ($0.2 million net of tax) for the three months ended December 31, 2010 and $0.5 million ($0.4 million net of tax) for the three months ended March 31, 2011 as a result of restructuring expenses incurred. Operating income was also impacted by $1.2 million ($0.8 million net of tax) for the three months ended September 30, 2010, $0.6 million ($0.4 million net of tax) for the three months ended December 31, 2010. For the three months ended March 31, 2011, operating income was impacted by a net reduction in acquisition related transaction expenses and integration costs of $2.4 million ($1.5 million net of tax), principally related to adjustments to the carrying value of contingent consideration for the acquisition of the Sensible Portions brand. For the three months ended June 30, 2011, operating income was not significantly impacted by net acquisition related transaction expenses recorded.

(d) Net income was favorably impacted by $1.0 million for the three months ended June 30, 2011 as a result of a discrete tax item related to uncertain tax benefits.

Seasonality
We manufacture and market hot tea products and, as a result, our quarterly results of operations reflect seasonal trends resulting from increased demand for hot tea products in the cooler months of the year. In addition, some of our other products (e.g., soups, hot-eating desserts, and baking and cereal products) also show stronger sales in the cooler months while our snack food and certain of our prepared food product lines are stronger in the warmer months. In years where there are warm winter seasons, our sales of cooler weather products, which typically increase in our second and third fiscal quarters, may be negatively impacted.
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
Off-Balance Sheet Arrangements
At June 30, 2012, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.
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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•	interest rates on debt and cash equivalents;

•	foreign exchange rates, generating translation and transaction gains and losses; and

•	ingredient inputs.

Interest Rates
We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. As of June 30, 2012, we had $240.0 million of variable rate debt outstanding. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would not have a material effect on our financial position, results of operations or cash flows over the next fiscal year.
Foreign Currency Exchange Rates
Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.
During fiscal 2012, approximately 28.1% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 17.9% of net sales in 2011 and 18.9% of net sales in 2010. These revenues, along with related expenses and capital purchases are conducted in British Pounds Sterling, Euros and Canadian Dollars.
We enter into forward contracts for the purpose of reducing the effect of exchange rate changes, primarily on forecasted intercompany purchases by our Canadian subsidiary, which we have designated as cash flow hedges. We had approximately $16.6 million in notional amounts of forward contracts at June 30, 2012. See Note 14, Financial Instruments Measured at Fair Value.
Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates of the last day of our fiscal year. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Income decreased $13.6 million, net of tax, during the fiscal year ended June 30, 2012.
Ingredient Inputs Price Risk
The Company purchases ingredient inputs such as wheat, corn, soybeans, almonds, canola oil and fruit as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2012. Based on our cost of goods sold during the twelve months ended June 30, 2012, such a change would have resulted in an increase or decrease to cost of sales of approximately $62 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2012 and 2011
Consolidated Statements of Income - Fiscal Years ended June 30, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hain Celestial Group, Inc. and Subsidiaries internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
August 29, 2012

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND 2011
(In thousands, except share amounts)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$29,895	$27,517
Accounts receivable, less allowance for doubtful accounts of $2,661 and $1,230	166,677	139,803
Inventories	186,440	170,739
Deferred income taxes	15,834	13,993
Prepaid expenses and other current assets	19,864	14,306
Assets of businesses held for sale	30,098	4,708
Total current assets	448,808	371,066
Property, plant and equipment, net	148,475	110,423
Goodwill	702,556	565,879
Trademarks and other intangible assets, net	310,378	207,384
Investments and joint ventures	45,100	50,557
Other assets	18,276	12,644
Assets of businesses held for sale	—	15,551
Total assets	$1,673,593	$1,333,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,634	$90,699
Accrued expenses and other current liabilities	60,469	72,013
Income taxes payable	5,074	2,925
Current portion of long-term debt	296	633
Liabilities of businesses held for sale	13,336	4,413
Total current liabilities	202,809	170,683
Long-term debt, less current portion	390,288	229,540
Deferred income taxes	107,633	51,921
Other noncurrent liabilities	8,261	13,661
Liabilities of businesses held for sale	—	996
Total liabilities	708,991	466,801
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 46,155,912 and 45,045,097 shares	462	451
Additional paid-in capital	616,197	582,972
Retained earnings	375,111	295,886
Accumulated other comprehensive income	(5,383)	7,144
	986,387	886,453
Less: 1,202,804 and 1,144,610 shares of treasury stock, at cost	(21,785)	(19,750)
Total stockholders’ equity	964,602	866,703
Total liabilities and stockholders’ equity	$1,673,593	$1,333,504

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED JUNE 30, 2012, 2011, AND 2010
(In thousands, except per share amounts)

	Fiscal Year ended June 30,
	2012	2011	2010
Net sales	$1,378,247	$1,108,546	$890,007
Cost of sales	995,777	788,709	641,249
Gross profit	382,470	319,837	248,758
Selling, general and administrative expenses	237,595	208,610	165,918
Acquisition related (credits) expenses and restructuring charges	(6,653)	53	2,751
Operating income	151,528	111,174	80,089
Interest and other expenses, net	17,300	12,247	11,797
Income before income taxes and equity in earnings of equity-method investees	134,228	98,927	68,292
Provision for income taxes	41,154	37,808	28,362
Equity in net (income) loss of equity-method investees	(1,140)	2,148	1,739
Income from continuing operations	94,214	58,971	38,191
Loss from discontinued operations, net of tax	(14,989)	(3,989)	(9,572)
Net income	$79,225	$54,982	$28,619

Basic net income/(loss) per common share:
From continuing operations	$2.12	$1.37	$0.93
From discontinued operations	(0.33)	(0.10)	(0.23)
Net income per common share - basic	$1.79	$1.27	$0.70

Diluted net income/(loss) per common share:
From continuing operations	$2.05	$1.32	$0.92
From discontinued operations	(0.32)	(0.09)	(0.23)
Net income per common share - diluted	$1.73	$1.23	$0.69

Shares used in the calculation of net income per common share:
Basic	44,360	43,165	40,890
Diluted	45,847	44,537	41,514
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2012, 2011, AND 2010
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at July 1, 2009	41,699,509	$417	$503,161	$212,285	1,001,898	$(16,309)	$1,769	$701,323
Net income				28,619				28,619
Foreign currency translation adjustments, net of tax							(9,051)	(9,051)
Change in deferred gains on cash flow hedging instruments, net of tax							(49)	(49)
Change in unrealized loss on available for sale investment, net of tax							460	460
Total comprehensive income								$19,979
Issuance of common stock pursuant to compensation plans	336,111	3	2,136					2,139
Stock based compensation income tax effects			164					164
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					70,807	(1,220)		(1,220)
Stock based compensation charge			6,979					6,979
Issuance of common stock in connection with acquisition	1,558,442	16	35,377					35,393
Issuance of common stock in connection with license agreement	52,615	1	965					966
Balance at June 30, 2010	43,646,677	$437	$548,782	$240,904	1,072,705	$(17,529)	$(6,871)	$765,723
Net income				54,982				54,982
Foreign currency translation adjustments, net of tax							14,641	14,641
Change in deferred gains on cash flow hedging instruments, net of tax							(724)	(724)
Change in unrealized loss on available for sale investment, net of tax							98	98
Total comprehensive income								$68,997
Issuance of common stock pursuant to compensation plans	1,156,235	12	17,900					17,912
Stock based compensation income tax effects			2,525					2,525
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					71,905	(2,221)		(2,221)
Stock based compensation charge			9,031					9,031
Issuance of common stock in connection with acquisition	242,185	2	4,734					4,736
Balance at June 30, 2011	45,045,097	$451	$582,972	$295,886	1,144,610	$(19,750)	$7,144	$866,703

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2012, 2011, AND 2010
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2011	45,045,097	$451	$582,972	$295,886	1,144,610	$(19,750)	$7,144	$866,703
Net income				79,225				79,225
Foreign currency translation adjustments, net of tax							(13,573)	(13,573)
Change in deferred gains on cash flow hedging instruments, net of tax							842	842
Change in unrealized loss on available for sale investment, net of tax							204	204
Total comprehensive income								$66,698
Issuance of common stock pursuant to compensation plans	1,110,815	11	16,124					16,135
Stock based compensation income tax effects			8,811					8,811
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					58,194	(2,035)		(2,035)
Stock based compensation charge			8,290					8,290
Balance at June 30, 2012	46,155,912	$462	$616,197	$375,111	1,202,804	$(21,785)	$(5,383)	$964,602

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2012, 2011, AND 2010
(In thousands)

	Fiscal Year ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,225	$54,982	$28,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,459	24,124	18,772
Unrealized loss on available for sale investment	—	—	1,210
Deferred income taxes	1,642	5,160	4,046
Equity in net (income) loss of equity-method investees	(1,140)	2,148	1,739
Stock based compensation	8,290	9,031	6,979
Tax benefit from stock based compensation	1,681	2,525	955
Contingent consideration expense/(reduction)	(15,866)	(4,177)	—
Interest accretion on contingent consideration	736	1,691	—
Non-cash impairment charges relating to discontinued operations	16,001	—	—
Other non-cash items, net	599	329	771
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(4,316)	(22,545)	4,593
Inventories	(5,597)	(5,677)	5,856
Other current assets	(1,556)	778	4,719
Other assets and liabilities	(5,200)	(6,141)	(3,267)
Accounts payable and accrued expenses	12,489	4,459	(15,225)
Acquisition-related contingent consideration	(850)	(650)	—
Income taxes	5,363	(7,379)	11,263
Net cash provided by operating activities	121,960	58,658	71,030
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(257,264)	(45,339)	(51,415)
Purchases of property and equipment	(20,427)	(11,490)	(11,428)
Proceeds from disposals of property and equipment	93	1,617	85
Repayments from (advances to) equity-method investees, net	6,934	(271)	—
Net cash used in investing activities	(270,664)	(55,483)	(62,758)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	14,179	17,912	2,139
Borrowings (repayments) under bank revolving credit facility, net	160,989	4,100	(33,400)
Repayments of other long-term debt, net	(460)	(22)	(88)
Acquisition-related contingent consideration	(32,380)	(14,750)	—
Excess tax benefits from stock based compensation	7,130	2,115	188
Shares withheld for payment of employee payroll taxes	(2,035)	(2,221)	(1,220)
Net cash provided by (used in) financing activities	147,423	7,134	(32,381)
Effect of exchange rate changes on cash	3,659	(58)	(33)
Net increase in cash and cash equivalents	2,378	10,251	(24,142)
Cash and cash equivalents at beginning of period	27,517	17,266	41,408
Cash and cash equivalents at end of period	$29,895	$27,517	$17,266
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS
The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, Westsoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Danival®, GG UniqueFiberTM, Yves Veggie Cuisine®, Europe’s Best®, DeBoles®, Linda McCartney® (under license), The New Covent Garden Soup Co.®, Johnson’s Juice Co.®, Farmhouse Fare®, and Cully & Sully®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia®, Queen Helene®, and Earth’s Best TenderCare® brands.
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
During the fourth quarter of fiscal 2012, we reorganized our reporting structure in a manner that resulted in a change to our operating and reportable segments. Our operations are now organized and managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. The Company previously operated in one segment. Refer to Note 17, Segment Information, for additional information and selected financial information for our segments.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
All amounts in our consolidated financial statements and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated.
Basis of Presentation
Our accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the company exercises significant influence, but which it does not control, are accounted for in the accompanying consolidated financial statements under the equity method of accounting. As such, consolidated net income includes the Company’s equity in the current earnings or losses of such companies.
Prior period amounts related to our discontinued operations (see Note 18) have been reclassified to conform to the current year presentation.
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
Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk
We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented approximately 20% and 16% of our trade receivables balances as of June 30, 2012 and 2011, respectively, and a second customer represented approximately 8% and 11% of our trade receivable balances at June 30, 2012 and 2011, we believe there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid in the near future in the form of a chargeback receivable. Our estimate of this receivable balance ($3,159 at June 30, 2012 and $3,556 at June 30, 2011) could be different had we used different assumptions and judgments.
During the fiscal years ended June 30, 2012, 2011 and 2010, sales to one customer and its affiliates approximated 18%, 21% and 21% of consolidated net sales, respectively.
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

Buildings and improvements	10-50 years
Machinery and equipment	3-20 years
Furniture and fixtures	3-15 years
Leasehold improvements are amortized over the shorter of the respective initial lease term or the estimated useful life of the assets, and generally range from 3 to 15 years.
Goodwill and Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually at the reporting unit level. The Company performs its test for impairment at the beginning of the fourth quarter of its fiscal year, and earlier if an event occurs or circumstances change that indicates impairment might exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. Otherwise, a two-step impairment test is performed. The impairment test for goodwill requires the Company to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company uses a blended analysis of a discounted cash flow model and a market valuation approach to determine the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.
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
Sales and Promotion Incentives
We offer a variety of sales incentives and promotions, including price discounts, slotting fees and coupons, to our customers and to consumers to support the Company's products. These incentives are deducted from our gross sales to determine reported net sales. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in estimate in the period such change occurs.
Trade Promotions. Accruals for trade promotions are recorded primarily at the time a product is sold to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company.
Coupon Redemption. Coupon redemption costs are accrued in the period in which the coupons are offered, based on estimates of redemption rates that are developed by management. Management estimates are based on recommendations from independent coupon redemption clearing-houses as well as on historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required.

Shipping and Handling Costs
We include the costs associated with shipping and handling of our inventory as a component of cost of sales.
Foreign Currency
The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using current rates for balance sheet accounts and average rates during each reporting period for revenues, costs and expenses. Net translation gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to other comprehensive income, which is a separate component of stockholders’ equity.
The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency. Foreign currency transaction gains and losses also include amounts realized on the settlement of intercompany loans with foreign subsidiaries that are of a short-term investment nature.
Research and Development Costs
Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $3,906 in fiscal 2012, $3,504 in fiscal 2011 and $2,453 in fiscal year 2010. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products based on ideas we generate and on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers and suppliers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.
Advertising Costs
Media advertising costs, which are included in selling, general and administrative expenses, amounted to $9,054 in fiscal 2012, $6,664 in fiscal 2011 and $5,264 in fiscal year 2010. Such costs are expensed as incurred.
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
Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2012 and 2011, we had $300 and $7,300 invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2012 and 2011, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities and borrowings under our credit facility approximate fair value based upon either the short maturities or variable interest rates of these instruments.
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
The Company receives an income tax deduction in certain tax jurisdictions for restricted stock grants when they vest and for stock options exercised by employees equal to the excess of the market value of our common stock on the date of exercise over the option price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are classified as a cash flow provided by financing activities in the accompanying Consolidated Statements of Cash Flows.
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
Deferred Financing Costs
Costs associated with obtaining debt financing are capitalized and amortized over the related term of the applicable debt instruments on a straight-line basis, which approximates the effective interest method.
Newly Adopted Accounting Pronouncements
In the first quarter of fiscal 2012, we adopted new accounting guidance included in Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under Accounting Standards Codification (“ASC”) Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material impact on our consolidated financial statements.

In the third quarter of fiscal 2012, we adopted new accounting guidance included in ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this standard generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The adoption of this standard did not have a material impact on our consolidated financial statements.

In the fourth quarter of fiscal 2012, we elected to early adopt the new accounting guidance included in ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Similarly, ASU No. 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-

lived intangible asset is impaired. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount, nor are they required to calculate the fair value of an indefinite-lived intangible asset unless they determine that it is more likely than not that such asset is impaired. We applied this guidance to our fiscal 2012 annual goodwill and indefinite-lived intangible asset impairment testing conducted during the fourth quarter of fiscal 2012. We determined that it was not necessary for two of our reporting units to apply the traditional two-step quantitative impairment test in ASC 350 based on qualitative information that it is more likely than not that the fair value of those reporting units exceeded their carrying values. The adoption of this standard did not have any impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Effective

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires that the components of other comprehensive income (“OCI”) be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. The ASU eliminates an existing option to present the components of OCI as part of the statement of changes in stockholders' equity. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirements in ASU No. 2011-05 to present reclassification adjustments out of accumulated OCI by component in both the statement in which net income is presented and the statement in which OCI is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for the Company's first quarter of fiscal year 2013. The adoption of this new guidance will require changing the Company's presentation and disclosure of comprehensive income, but these changes in presentation will not have an impact on our consolidated financial statements.

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year ended June 30,
	2012	2011	2010
Numerator:
Income from continuing operations	$94,214	$58,971	$38,191
Income from discontinued operations, net of tax	(14,989)	(3,989)	(9,572)
Net income	$79,225	$54,982	$28,619

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	44,360	43,165	40,890
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,487	1,372	624
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	45,847	44,537	41,514

Basic net income per common share:
From continuing operations	$2.12	$1.37	$0.93
From discontinued operations	(0.33)	(0.10)	(0.23)
Net income per common share - basic	$1.79	$1.27	$0.70

Diluted net income per common share:
From continuing operations	$2.05	$1.32	$0.92
From discontinued operations	(0.32)	(0.09)	(0.23)
Net income per common share - diluted	$1.73	$1.23	$0.69

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

Anti-dilutive stock options and restricted stock awards totaling 29,000, 624,000 and 2,442,000 for the fiscal years ended June 30, 2012, 2011, and 2010, respectively, were excluded from our earnings per share calculations.

4.    ACQUISITIONS
We account for acquisitions using the acquisition method of accounting. The results of operations of the acquisitions have been included in our consolidated results from their respective dates of acquisition. We allocate the purchase price of each acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. Acquisitions may include contingent consideration, the fair value of which is estimated on the acquisition date as the present value of the expected contingent payments, determined using weighted probabilities of possible payments. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill.

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Consolidated Statements of Income. Acquisition-related costs of $5,921, $3,548, and $2,692 were expensed in the fiscal years ended June 30, 2012, 2011, and 2010, respectively. During the fiscal years ended June 30, 2012 and 2011, these costs were offset by net reversals of $14,627 and $4,177 of contingent consideration (See Note 14).
Fiscal 2012
On April 27, 2012, we acquired Cully & Sully Limited ("Cully & Sully"), a marketer of branded natural chilled soups, savory pies and hot pots in Ireland, for €10,460 in cash, net (approximately $13,835 at the transaction date exchange rate), and contingent consideration of up to €4,500 (approximately $5,952 at the transaction date exchange rate) based upon the achievement of specified operating results during the period through June 30, 2014. The acquisition, which is part of our United Kingdom operating segment, provides us entry into the Irish marketplace and complements our existing United Kingdom product offerings. The acquisition was funded with existing cash balances. The amounts of net sales and income before income taxes from the Cully & Sully acquisition included in our results since the acquisition date were not significant.
On October 25, 2011, we acquired Daniels in the United Kingdom, for £146,532 in cash, net (approximately $233,822 at the transaction date exchange rate), and up to £13,000 (approximately $20,500 at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. The transaction date fair value of the contingent consideration ($15,637) was subsequently reversed with a corresponding reduction of expense in the fourth quarter of fiscal 2012 (see Note 14). The acquisition was funded with borrowings under our revolving credit facility. Daniels is a leading marketer and manufacturer of natural chilled foods, including three leading brands – The New Covent Garden Soup Co.®, Johnson’s Juice Co.® and Farmhouse Fare®. Daniels also offers fresh prepared fruit products and chilled ready meals. Daniels’ product offerings are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels extended our presence into one of the fastest-growing healthy food segments in the United Kingdom and provided a platform for the growth of our combined operations. We also believe the acquisition provides us with the scale in our international operations to allow us to introduce some of our existing brands in the marketplace in a more meaningful way. During the third quarter of fiscal 2012, the Company decided to sell the Daniels private label chilled ready meals operations. Refer to Note 18, Discontinued Operations, for additional information. Since the date of acquisition, Daniels net sales and income before income taxes from continuing operations of $144,290 and $12,999, respectively, were included in the Consolidated Statement of Income for the fiscal year ended June 30, 2012.
On October 5, 2011 we acquired the assets and business of the Europe’s Best® brand of all natural frozen fruit and vegetable products through our wholly-owned Hain Celestial Canada subsidiary for $9,513 in cash. The Europe’s Best product line includes premium fruit and vegetable products distributed in Canada. The acquisition provided us entry into a new category and is expected to complement our existing product offerings. The amounts of net sales and income before income taxes from the Europe’s Best acquisition included in our results since the acquisition date were not significant.

The following table summarizes the components of the purchase price allocations for the fiscal 2012 acquisitions:

	Daniels	Europe’s Best	Cully & Sully	Total
Purchase price:
Cash paid	$233,822	$9,513	$13,835	$257,170
Fair value of contingent consideration	15,637	—	3,363	19,000
	$249,459	$9,513	$17,198	$276,170
Allocation:
Current assets	$55,639	$7,157	$1,549	$64,345
Property, plant and equipment	46,799	—	35	46,834
Identifiable intangible assets	103,529	2,706	11,693	117,928
Other non-current assets, net	1,108	—	—	1,108
Assumed liabilities	(46,431)	(184)	(1,342)	(47,957)
Deferred income taxes	(27,942)	(166)	(1,462)	(29,570)
Goodwill	116,757	—	6,725	123,482
	$249,459	$9,513	$17,198	$276,170

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships initially valued at $59,602 with a weighted average estimated useful life of 11.0 years, a non-compete arrangement initially valued at $820 with an estimated useful life of 3 years, and trade names initially valued at $57,506 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business' products. The goodwill recorded as a result of the Daniels and Cully & Sully acquisitions is not deductible for tax purposes.
Fiscal 2011
On February 4, 2011, we acquired Danival SAS, a manufacturer of certified organic food products based in France, for cash consideration of €18,083 ($24,741 based on the transaction date exchange rate). Danival’s product line included over 200 branded organic sweet and salted grocery, fruits, vegetables and delicatessen products currently distributed in Europe. The Danival acquisition complements the organic food line of our Lima brand in Europe. Identifiable intangible assets acquired consisted of customer relationships, recipes and the trade name. The trade name intangible relates to the “Danival” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship and recipes intangible assets are being amortized on a straight-line basis over their estimated useful lives. The goodwill recorded of $9,142 represented the future economic benefits expected to arise that could not be individually identified and separately recognized and is not deductible for tax purposes.
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
On July 2, 2010, we acquired substantially all of the assets and business, including The Greek Gods brand of greek-style yogurt products, and assumed certain liabilities of 3 Greek Gods, LLC (“Greek Gods”). Greek Gods develops, produces and markets The Greek Gods brand of greek-style yogurt products into various sales channels. The acquisition of The Greek Gods brand expanded our refrigerated product offerings. The acquisition was completed for initial cash consideration of $16,277, and 242,185 shares of the Company’s common stock, valued at $4,785, plus additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012. The Company paid $15,400 of contingent consideration during the fourth quarter of fiscal 2011, representing payment for the achievement of the first year’s operating results and paid the remaining $9,000 in the second quarter of fiscal 2012. The Company recorded $22,900 as the fair value of the contingent consideration at the acquisition date and the additional payments totaling $1,500 were recorded in the Consolidated Statements of Income in periods subsequent to the acquisition. Identifiable intangible assets acquired consisted of customer relationships and the trade name. The trade name intangible relates to “The Greek Gods” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. The goodwill recorded of $23,686 represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including entry into the greek-style yogurt category and use of our existing infrastructure to expand sales of the acquired business products and is deductible for tax purposes.
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

Fiscal 2010
On June 15, 2010, we acquired substantially all of the assets and business, including the Sensible Portions brand snack products, and assumed certain liabilities, of World Gourmet Marketing, L.L.C. (“World Gourmet”). World Gourmet developed, produced, marketed and sold Sensible Portions branded Garden Veggie Straws, Potato Straws, Apple Straws, Pita Bites and other snack products into various sales channels and developed significant strength in the club store channel. The acquisition of the Sensible Portions brand expanded our snack product offerings as well as sales opportunities for our other products in the club store channel. The terms included initial cash consideration of $50,914, and 1,558,442 shares of the Company’s common stock, valued at $35,392, plus up to $30,000 of additional contingent consideration based upon the achievement of specified operating results in fiscal 2011. The Company paid $23,660 of contingent consideration during the fiscal year ended June 30, 2012. The Company recorded $26,600 as the fair value of the contingent consideration at the acquisition date and recorded a net decrease in that liability of $2,940, which resulted in income recorded in the Consolidated Statements of Income in periods subsequent to the acquisition.
The following table summarizes the components of the purchase price allocation for the World Gourmet acquisition:

Purchase price:
Cash paid	$50,914
Equity issued	35,392
Fair value of contingent consideration	26,600
$112,906
Allocation:
Current assets	$10,114
Property, plant and equipment	7,212
Identifiable intangible assets	43,000
Other liabilities, net	(8,777)
Goodwill	61,357
$112,906

Identifiable intangible assets include customer relationships and trade names. The trade name intangible relates to the “Sensible Portions” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. The goodwill of $61,357 represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including expansion of the Company’s sales into the club store channel, an increased presence in the snack category and use of our existing infrastructure to expand sales of the acquired business products. The goodwill is deductible for tax purposes.

Unaudited Proforma Results of Continuing Operations
The following table provides unaudited pro forma results of continuing operations for the fiscal years ended June 30, 2012, 2011 and 2010, as if all of the above acquisitions had been completed at the beginning of fiscal year 2010. The following pro forma combined results of continuing operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

	Fiscal Year ended June 30,
	2012	2011	2010
Net sales from continuing operations	$1,451,658	$1,357,781	$1,211,601
Net income from continuing operations	$85,094	$65,311	$50,993
Net income per common share from continuing operations - diluted	$1.86	$1.47	$1.23
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

5.    INVENTORIES
Inventories consisted of the following:

	June 30, 2012	June 30, 2011
Finished goods	$118,538	$113,047
Raw materials, work-in-progress and packaging	67,902	57,692
	$186,440	$170,739

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	June 30, 2012	June 30, 2011
Land	$10,905	$9,157
Buildings and improvements	47,640	41,779
Machinery and equipment	195,392	156,739
Furniture and fixtures	7,846	8,230
Leasehold improvements	7,363	1,934
Construction in progress	4,916	6,382
	274,062	224,221
Less: Accumulated depreciation and amortization	125,587	113,798
	$148,475	$110,423

7.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by reportable segment for the fiscal years ended June 30, 2012 and 2011 were as follows:

	US	United Kingdom	Rest of World	Total
Balance as of June 30, 2010	$460,623	$—	$54,543	$515,166
Acquisition activity	30,806	—	14,035	44,841
Translation and other adjustments, net	—	—	5,872	5,872
Balance as of June 30, 2011	$491,429	$—	$74,450	$565,879
Acquisition activity	—	123,482	—	123,482
Other adjustments	20,688	—	—	20,688
Translation and other adjustments, net	—	(2,882)	(4,611)	(7,493)
Balance as of June 30, 2012	$512,117	$120,600	$69,839	$702,556
Cumulative goodwill impairment charges were $42,029 as of June 30, 2012, 2011 and 2010, which relate to the Company's United Kingdom and Continental Europe (which is included in "Rest of World" - see note 17) operating segments. Other adjustments during fiscal 2012 relate to the recording of deferred tax liabilities for acquired indefinite-lived intangible assets for certain acquisitions completed prior to 2009. The recording of such deferred tax liabilities increased the goodwill associated with those acquisitions. There was no impact to the Company's consolidated statement of income as a result of this adjustment.
The Company performs its annual test for goodwill impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below their carrying value, an interim test is performed. The Company completed its annual impairment analysis for fiscal year 2012, which included a qualitative assessment for certain reporting units under the newly adopted guidance in ASU 2011-08 (see Note 2).
Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At June 30, 2012, included in trademarks and other intangible assets on the balance sheet are $108,504 of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives of 3 to 20 years. The following table reflects the components of trademarks and other intangible assets:

	June 30, 2012	June 30, 2011
Non-amortized intangible assets:
Trademarks and tradenames	$230,945	$176,822
Amortized intangible assets:
Other intangibles	108,504	48,923
Less: accumulated amortization	(29,071)	(18,361)
Net carrying amount	$310,378	$207,384

Amortization expense included in continuing operations was as follows:

	Fiscal Year ended June 30,
	2012	2011	2010
Amortization of intangible assets	$9,150	$5,333	$2,307

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2013	2014	2015	2016	2017
Estimated amortization expense	$10,159	$9,847	$9,740	$8,945	$8,763
The weighted average remaining amortization period of amortized intangible assets is 9.1 years.

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2012	June 30, 2011
Payroll and employee benefits	$25,272	$17,945
Advertising and trade promotions	21,970	16,558
Contingent consideration	375	23,901
Other	12,852	13,609
	$60,469	$72,013

9.    LONG-TERM DEBT AND CREDIT FACILITY
Long-term debt consisted of the following:

	June 30, 2012	June 30, 2011
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	240,000	79,000
Capitalized leases and equipment financing	584	1,173
	390,584	230,173
Current Portion	296	633
	$390,288	$229,540
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2012, $150,000 of the senior notes was outstanding.
We have a credit agreement which provides us with a $600 million revolving credit facility (the “Credit Agreement”), expiring in July 2015. The Credit Agreement was increased on August 20, 2012 from $400 million to $600 million upon the exercise of an existing $100 million accordion feature, which feature was increased to $200 million. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other corporate purposes. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.00 to 1.00 and a consolidated leverage ratio (as defined) of no more than 3.50 to 1.00, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the twelve-month period following a permitted acquisition. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of June 30, 2012, there were $240,000 of borrowings outstanding under the Credit Agreement.
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

Maturities of all debt instruments at June 30, 2012, are as follows:

Due in Fiscal Year	Amount
2013	$296
2014	276
2015	12
2016	390,000
$390,584

Interest paid (which approximates the related expense) during the fiscal years ended June 30, 2012, 2011, and 2010 amounted to $14,377, $11,004 and $10,216, respectively.

10.    INCOME TAXES
The components of income before income taxes and equity in earnings of equity-method investees were as follows:

	Fiscal Year ended June 30,
	2012	2011	2010
Domestic	$111,255	$95,048	$66,005
Foreign	22,973	3,879	2,287
Total	$134,228	$98,927	$68,292

The provision for income taxes is presented below.

	Fiscal Year ended June 30,
	2012	2011	2010
Current
Federal	$28,983	$24,878	$20,357
State and local	3,414	4,833	2,361
Foreign	6,050	2,437	2,231
	38,447	32,148	24,949
Deferred:
Federal	3,963	4,201	515
State and local	493	501	205
Foreign	(1,749)	958	2,693
	2,707	5,660	3,413
Total	$41,154	$37,808	$28,362

Income taxes paid during the years ended June 30, 2012, 2011 and 2010 amounted to $21,902, $34,297 and $12,335, respectively.

Reconciliations of expected income taxes at the U.S. federal statutory rate of 35% to the Company’s provision for income taxes for the fiscal years ended June 30 were as follows:

	2012	%	2011	%	2010	%
Expected U.S. federal income tax at statutory rate	$46,980	35.0%	$34,624	35.0%	$23,902	35.0%
State income taxes, net of federal benefit	3,267	2.4%	3,467	3.5%	2,356	3.4%
Domestic manufacturing deduction	(2,275)	(1.7)%	(2,191)	(2.2)%	(770)	(1.1)%
Non-deductible compensation	216	0.2%	1,278	1.3%	1,194	1.7%
Foreign income at different rates	(11,513)	(8.6)%	(534)	(0.5)%	(2,555)	(3.7)%
Effect of settled tax matters	—	—%	—	—%	(1,205)	(1.8)%
Valuation allowances established for UK losses	—	—%	2,118	2.1%	5,721	8.4%
Contingent consideration expense reversal	5,434	4.0%	—	—%	—	—%
Other	(955)	(0.6)%	(954)	(1.0)%	(281)	(0.4)%
Provision for income taxes	$41,154	30.7%	$37,808	38.2%	$28,362	41.5%

We have deferred tax benefits related to carryforward losses and deferred tax assets in the United Kingdom of $4,594, against which full valuation allowances have been recorded. These valuation allowances were initially recorded in the third quarter of fiscal 2010 as a result of the Company’s evaluation of its United Kingdom tax position in accordance with ASC 740, “Accounting for Income Taxes.” Prior to the acquisition of Daniels, the Company’s United Kingdom subsidiaries had recorded historical losses and had been affected by restructuring and other charges. These losses represented sufficient evidence for management to determine that a full valuation allowance for the deferred tax assets was appropriate under ASC 740. Prior to the Daniels acquisition, we did not recognize a tax benefit for losses incurred in the United Kingdom. Under current U.K. tax law, our carryforward losses have no expiration. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. Until an appropriate level of profitability is attained in a manner such that those historical loss carryforwards can be utilized, we expect to continue to maintain a valuation allowance on those net deferred tax assets.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) were as follows:

	June 30, 2012	June 30, 2011
Current deferred tax assets:
Basis difference on inventory	$4,359	$4,628
Reserves not currently deductible	11,106	8,853
Other	369	512
Current deferred tax assets	15,834	13,993

Noncurrent deferred tax liabilities:
Basis difference on intangible assets	(93,090)	(40,752)
Basis difference on property and equipment	(13,976)	(11,226)
Other comprehensive income	(8,246)	(7,678)
Noncurrent deferred tax assets:
Net operating loss and tax credit carryforwards	11,204	12,058
Stock based compensation	3,458	2,705
Other	(8)	(626)
Valuation allowances	(6,975)	(6,402)
Noncurrent deferred tax liabilities, net	(107,633)	(51,921)
	$(91,799)	$(37,928)

We have U.S. foreign tax credit carryforwards of $1,012 at June 30, 2012 with various expiration dates through 2020. We have U.S. federal tax net operating losses available for carryforward at June 30, 2012 of $3,551 that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2028. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. In addition to the net operating losses in the United Kingdom described above, we also have deferred tax benefits for foreign net operating losses of $2,114 which are available to reduce future income tax liabilities in Belgium and the Netherlands. The Company believes it is more likely than not that these net operating losses will not be realized and a valuation allowance has been established against these deferred tax assets.
The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year ended June 30,
	2012	2011
Balance at beginning of year	$6,402	$7,041
Additions charged to income tax expense	1,064	89
Reductions credited to income tax expense	—	(1,255)
Currency translation adjustments	(491)	527
Balance at end of year	$6,975	$6,402

As of June 30, 2012, the Company had approximately $38,225 of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that might be payable if some or all of such earnings were to be remitted.
Unrecognized tax benefits, including interest and penalties, activity is summarized below:

	Fiscal Year ended June 30,
	2012	2011	2010
Balance at beginning of year	$1,472	$2,248	$2,489
Additions based on tax positions related to prior years	15	224	304
Additions for acquired companies	690	—	—
Reductions for tax positions of prior years	—	—	(545)
Reductions due to lapse in statute of limitations	(840)	(1,000)	—
Balance at end of year	$1,337	$1,472	$2,248
At June 30, 2012, $1,178 represents the amount that would impact the effective tax rate in future periods if recognized.
The Company records interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company recognized $(135), $224 and $113 of interest and penalties related to the above unrecognized benefits within income tax expense for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The Company had accrued $152 and $287 for interest and penalties at the end of fiscal 2012 and 2011, respectively. The Company reduced its reserves by $840 and $1,000 in fiscal 2012 and 2011, respectively, as a result of an expiration of certain statutes of limitations. In addition, the Internal Revenue Service completed the examination of our income tax returns for fiscal years 2005 and 2006 in the fourth quarter of fiscal 2010, which resulted in the receipt of a small refund. As a result, the Company reduced its reserves for uncertain tax positions by $400.
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

11.    STOCKHOLDERS’ EQUITY

Preferred Stock
We are authorized to issue “blank check” preferred stock of up to 5 million shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2012 and 2011, no preferred stock was issued or outstanding.
Common Stock Issued
In connection with the acquisition of the assets and business of Greek Gods in the first quarter of fiscal 2011, 242,185 shares were issued to the sellers, valued at $4,785. (See Note 4)
In connection with the acquisition of the assets and business of World Gourmet in the fourth quarter of fiscal 2010, 1,558,442 shares were issued to the sellers, valued at $35,392. (See Note 4)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as reflected on the balance sheet consisted of the following:

	June 30, 2012	June 30, 2011
Foreign currency translation adjustment	$(5,670)	$7,903
Unrealized gain/(loss) on available for sale securities	17	(187)
Deferred gains/(losses) on hedging instruments	270	(572)
Total accumulated other comprehensive income/(loss)	$(5,383)	$7,144

12.    STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS
The Company has two shareholder-approved plans, the 2002 Long-Term Incentive and Stock Award Plan and the 2000 Directors Stock Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards.
2002 Long-Term Incentive and Stock Award Plan, as amended. In November 2002, our stockholders approved the 2002 Long-Term Incentive and Stock Award Plan. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2011 Annual Meeting, the plan was amended to increase the number of shares issuable to 10,750,000 shares. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, performance shares, performance share units and other equity awards to employees, directors and consultants. Awards denominated in shares of common stock other than options and stock appreciation rights will be counted against the available share limit as 2.07 shares for every one share covered by such award. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire 7 years after the date of grant; options granted prior to this date expired 10 years after the date of grant. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. No awards shall be granted under this plan after December 1, 2015.
There were no options granted under this plan in fiscal years 2012 or 2011. During fiscal year 2010, options to purchase 173,289 shares were granted under this plan with an estimated fair value of $6.03 per share.
There were 258,923, 241,324 and 119,436 shares of restricted stock and restricted share units granted under this plan during fiscal years 2012, 2011 and 2010, respectively. Included in these grants during fiscal years 2012 and 2011 were 150,699 and 183,449, respectively, of restricted stock and restricted share units granted under the Company’s long-term incentive programs, of which 75,361 and 122,841, respectively, are subject to the achievement of minimum performance goals established under those programs (see “Long-term Incentive Plan,” below).
At June 30, 2012, 2,402,461 options and 416,162 unvested restricted stock and restricted share units were outstanding under this plan and there were 3,515,648 shares available for grant under this plan.
2000 Directors Stock Plan, as amended. In May 2000, our stockholders approved the 2000 Directors Stock Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 750,000 shares of our common stock. In December 2003, the plan was amended to increase the number of shares issuable to 950,000 shares. In March 2009, the plan was amended to permit the granting of restricted stock, restricted share units and dividend equivalents and was renamed. All of the options granted to date under this plan have been non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire 7 years after the date of grant; options granted prior to this date expire 10 years after the date of grant.
There were no options granted under this plan in fiscal years 2012, 2011, or 2010.
There were 40,000, 31,500, and 38,750 shares of restricted stock granted under this plan during fiscal years 2012, 2011 and 2010, respectively.
At June 30, 2012, 97,000 options and 71,247 unvested restricted shares were outstanding and there were 50,795 shares available for grant under this plan.

At June 30, 2012 there were also 80,972 options outstanding that were granted under two other prior Hain and Celestial Seasonings plans. Although no further awards can be granted under those plans, the options outstanding continue in accordance with the terms of the respective plans and grants.
There were 6,634,285 shares of Common Stock reserved for future issuance in connection with stock based awards as of June 30, 2012.
Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock based compensation plans were as follows:

	Fiscal Year ended June 30,
	2012	2011	2010
Compensation cost (included in selling, general and administrative expense)	$8,290	$9,031	$6,979
Related income tax benefit	$3,019	$3,077	$2,153
Stock Options
A summary of our stock option activity for the three fiscal years ended June 30, 2012 is as follows:

	2012	Weighted Average Exercise Price	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price
Outstanding at beginning of year	3,497,752	$17.35	5,153,233	$20.42	5,568,667	$20.64
Granted	—	—	—	—	173,289	$18.20
Exercised	(914,119)	$15.51	(899,681)	$19.91	(126,713)	$16.88
Canceled and expired	(3,200)	$16.11	(755,800)	$35.25	(462,010)	$24.28
Outstanding at end of year	2,580,433	$18.00	3,497,752	$17.35	5,153,233	$20.42
Options exercisable at end of year	2,289,642	$18.55	2,811,784	$17.44	4,072,092	$21.10

	Fiscal Year ended June 30,
	2012	2011	2010
Intrinsic value of options exercised	$23,798	$10,275	$373
Cash received from stock option exercises	$14,179	$17,912	$2,139
Tax benefit recognized from stock option exercises	$8,811	$3,930	$140

For options outstanding at June 30, 2012, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $95,579 and the weighted average remaining contractual life was 3.1 years. For options exercisable at June 30, 2012, the aggregate intrinsic value was $83,552 and the weighted average remaining contractual life was 3.0 years. At June 30, 2012 there was $702 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 1.0 year.
The fair value of stock options granted is estimated using the Black-Scholes option pricing model. The weighted average assumptions for options granted during the fiscal year ended June 30, 2010 were as follows:

Risk-free rate	2.38%
Expected volatility	34.20%
Expected life (years)	4.75
Dividend yield	0%
Fair value at grant date	$6.03
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
Non-vested Restricted Stock Activity — A summary of our restricted stock and restricted share units activity for the three fiscal years ended June 30, 2012 is as follows:

	2012	Weighted Average Grant Date Fair Value (per share)	2011	Weighted Average Grant Date Fair Value (per share)	2010	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units – beginning of year	407,231	$22.43	410,553	$19.93	489,878	$21.73
Granted	235,824	$35.47	272,824	$26.10	158,186	$18.26
Vested	(136,031)	$17.51	(256,554)	$22.17	(209,398)	$23.24
Forfeited	(19,615)	$26.71	(19,592)	$22.47	(28,113)	$17.31
Non-vested restricted stock and restricted share units – end of year	487,409	$29.94	407,231	$22.43	410,553	$19.93

	Fiscal Year ended June 30,
	2012	2011	2010
Fair value of restricted stock and restricted share units granted	$8,364	$7,121	$2,889
Fair value of shares vested	$5,098	$5,689	$3,636
Tax benefit recognized from restricted shares vesting	$1,914	$2,253	$1,347
At June 30, 2012, $7,608 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.6 years.
On July 3, 2012, the Company entered into a Restricted Stock Agreement (the "Agreement") with Irwin D. Simon, the Company's Chairman and Chief Executive Officer. The Agreement provides for a grant of 400,000 shares of restricted stock (the "Shares"), the vesting of which is both market and time-based. With respect to the market condition, the Shares will satisfy the market condition in increments of 100,000 Shares each based on the Company's common stock achieving four share price targets. On the last day of any forty-five (45) consecutive trading day period during which the average closing price of the Company’s common stock on the NASDAQ Global Select Market equals or exceeds the following prices: $62.50, $72.50, $82.50 and $100.00, respectively, 100,000 Shares will have satisfied the market condition. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 100,000 Shares will vest in equal amounts annually over a five year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which is expected to be recognized over a weighted-average period of approximately 4.6 years.
Long-Term Incentive Plan
The Company adopted, beginning in fiscal 2010, the Executive Incentive Plan, which includes a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of two two-year performance-based long-term incentive plans (the “2011-2012 LTIP” and the “2012-2013 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over the two year period. The initial two-year long-term incentive plan (the “2010-2011 LTIP”) concluded in fiscal 2011. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.
The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the 2002 Long-Term Incentive and Stock Award Plan, as in effect and as amended from time to time. Upon the adoption of each two year plan, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (either restricted stock or stock options), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants are subject to time vesting requirements, and a portion of the 2011-2012 LTIP and 2012-2013 LTIP related grants are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.
The Compensation Committee determined that the target values set under the 2010-2011 LTIP were achieved and approved the payment of awards to the participants. The awards totaled $7,825 after deducting the value of the Initial Equity Grants and were settled by the issuance of 63,099 unrestricted shares of the Company’s common stock and $5,869 in cash in fiscal 2012. The Company has determined that the achievement of certain of the performance goals for the 2011-2012 LTIP and 2012-2013 LTIP are probable and, accordingly, recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $8,743 and $9,239 for the fiscal years ended June 30, 2012 and 2011, respectively, related to LTI plans.

13.    INVESTMENTS AND JOINT VENTURES
Equity method investments
At June 30, 2012, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting. The carrying value of our investment of $25,553 and advances to HPP of $10,152 are included on the consolidated balance sheet in “Investments and joint ventures.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP in June 2009 and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility. HPP repaid $6,934 of the advances during the fiscal year ended June 30, 2012. The balance of the advances are due no later than July 1, 2014.
At June 30, 2012, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes co-branded infant and toddler feeding products and markets and distributes selected Company brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $2,670 are included on the consolidated balance sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.
Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $6,725 at June 30, 2012 and $6,390 at June 30, 2011 (cost basis of $6,696 as of both dates) and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$300	—	$300	—
Forward foreign currency contracts	361	—	361	—
Available for sale securities	6,725	$6,725	—	—
	$7,386	$6,725	$661	—
Liabilities:
Contingent consideration, of which $6,207 is noncurrent	$6,582	—	—	$6,582
Total	$6,582	—	—	$6,582

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7,300	—	$7,300	—
Available for sale securities	6,390	$6,390	—	—
	$13,690	$6,390	$7,300	—
Liabilities:
Forward foreign currency contracts	$766	—	$766	—
Contingent consideration, of which $13,244 is noncurrent	37,145	—	—	$37,145
Total	$37,911	—	$766	$37,145
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
In connection with the acquisitions of Cully & Sully in April 2012, Daniels in October 2011, GG UniqeFiber AS in January 2011, the assets and business of Greek Gods in July 2010 and the assets and business of World Gourmet in June 2010, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the fiscal year ended June 30, 2012, the Company reassessed the fair value of the contingent consideration for each of these acquisitions, which resulted in a reduction of expense related to the Daniels acquisition of $15,527. Additionally, during fiscal 2012, the Company finalized the payment of contingent consideration related to the acquisition of the Sensible Portions brand which resulted in additional expense of $900. During the fiscal year ended June 30, 2011, additional expense of $443 was recorded related to the Greek Gods acquisition and a reduction of expense of $4,620 was recorded related to the World Gourmet acquisition. The significant inputs used in these estimates include a weighted average discount rate of 12.1% (which is based on a risk analysis of the respective liabilities) and numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts. A one percentage point change in the discount rates used would result in a change to the recorded liability of approximately $100 as of June 30, 2012.
The following table summarizes the Level 3 activity:

	Fiscal Year ended June 30,
	2012	2011
Balance at beginning of year	$37,145	$28,580
Fair value of initial contingent consideration	19,000	25,950
Contingent consideration adjustment and accretion of interest expense, net	(15,131)	(2,486)
Contingent consideration paid	(33,230)	(15,400)
Translation adjustment	(1,202)	501
Balance at end of year	$6,582	$37,145
There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2012 or 2011.
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
The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at June 30, 2012 were $16,550 and $361 of net assets. There were $13,650 of notional amount and $766 of net liabilities of foreign exchange derivative contracts outstanding at June 30, 2011. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.
The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the fiscal years ended June 30, 2012 and 2011, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the fiscal years ended June 30, 2012 and 2011.
The impact on OCI from foreign exchange contracts that qualified as cash flow hedges was as follows:

	Fiscal Year ended June 30,
	2012	2011
Net carrying amount at beginning of year	$(572)	$152
Cash flow hedges deferred in OCI	1,127	(975)
Changes in deferred taxes	(285)	251
Net carrying amount at end of year	$270	$(572)

15.    COMMITMENTS AND CONTINGENCIES
Lease commitments and rent expense
The Company leases office, manufacturing and warehouse space. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.
The aggregate minimum future lease payments for these operating leases at June 30, 2012, are as follows:

Fiscal Year
2013	$12,566
2014	11,739
2015	8,413
2016	6,604
2017	6,279
Thereafter	51,689
$97,290

Rent expense charged to operations for the fiscal years ended June 30, 2012 , 2011 and 2010 was $12,603, $10,332 and $8,077, respectively.

Legal proceedings
From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

16.    DEFINED CONTRIBUTION PLANS
We have a 401(k) Employee Retirement Plan (“Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2012, 2011 and 2010, we made contributions to the Plan of $491, $418 and $278, respectively.
Daniels maintains a defined contribution plan for United Kingdom eligible employees. For the fiscal year ended June 30, 2012, contributions of $104 were made by Daniels. Our subsidiary, Hain-Celestial Canada, ULC, also has a Registered Retirement Employee Savings Plan for those employees residing in Canada. Employees of Hain Celestial Canada who meet eligibility requirements may participate in that plan.

17.    SEGMENT INFORMATION
During the fourth quarter of fiscal 2012, the Company reorganized its reporting structure in a manner that resulted in a change to its operating and reportable segments. The change resulted from the Company's international expansion and was primarily driven by the acquisition of The Daniels Group in October 2011. The Company previously had one operating and reportable segment. Our operations are now organized and managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. The United States and the United Kingdom are now reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

Net sales and operating profit are the primary measures used by our Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. Our CODM is the Company's Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and other.” Corporate and other expenses are comprised mainly of the compensation and related expenses of certain of the Company's senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses and restructuring charges are included in "Corporate and other." Expenses that are managed centrally but can be attributed to a segment, such as employee benefits, are principally allocated based on headcount. Assets are reviewed by the CODM on a consolidated basis and are not reported by operating segment.

The following tables set forth financial information about each of the Company's reportable segments. Prior period information has been recast to conform to the current year presentation. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Years ended June 30,
	2012	2011	2010
Net Sales: (1)
United States	$991,626	$910,095	$722,211
United Kingdom	192,352	39,284	31,304
Rest of World	194,269	159,167	136,492
	$1,378,247	$1,108,546	$890,007

Operating Income:
United States	$149,791	$130,155	$98,672
United Kingdom	9,690	(4,844)	(6,053)
Rest of World	13,347	9,787	8,653
	$172,828	$135,098	$101,272
Corporate and other (2)	(21,300)	(23,924)	(21,183)
	$151,528	$111,174	$80,089

(1)
One of our customers accounted for approximately 18%, 21%, and 21% of our consolidated net sales for the fiscal years ended June 30, 2012, 2011, and 2010, respectively, which were primarily related to the United States segment. No other customer represents more than 10% of our consolidated net sales.

(2)
Includes $7,974, $4,434, and $3,152 of acquisition related expenses and restructuring charges for the fiscal years ended June 30, 2012, 2011, and 2010, respectively. Of those amounts, $204 and $401 are recorded in cost of sales for the fiscal years ended June 30, 2011, and 2010, respectively. Corporate and other also includes reductions of expense of $14,627 and $4,177 for the fiscal years ended June 30, 2012 and 2011, respectively, related to net reversals of the carrying value of contingent consideration.

The Company’s sales by product category are as follows:

	Fiscal Year ended June 30,
	2012	2011	2010
Grocery	$935,136	$688,097	$593,393
Snacks	209,319	196,390	94,828
Tea	103,950	99,120	90,508
Personal Care	109,907	105,649	92,769
Other (1)	19,935	19,290	18,509
Total	$1,378,247	$1,108,546	$890,007

(1)
The “other” category in the above table includes, but is not limited to, sales in product categories such as fresh prepared foods. Sales of each of these categories and in the aggregate were less than 10% of total sales in each fiscal year.

The Company's long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	June 30, 2012	June 30, 2011
United States	$130,522	$136,261
Canada	11,607	12,196
United Kingdom	54,240	27,911
Continental Europe	15,482	12,807
	$211,851	$189,175

18.    DISCONTINUED OPERATIONS

During the third quarter of fiscal 2012, the Company made the decision to sell its private-label chilled ready meals ("CRM") business in the United Kingdom, which was acquired in October 2011 as part of the acquisition of Daniels. The sale of the CRM business was completed on August 20, 2012. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich business, including the Daily BreadTM brand name, in the United Kingdom. The sale of sandwich business is expected to be completed during fiscal 2013. Operating results for the CRM business, which have been included in the Company's consolidated financial statements for the period subsequent to the October 2011 acquisition, and the sandwich business have been classified as discontinued operations for all periods presented.

Summarized results of our discontinued operations are as follows:

	Fiscal Year ended June 30,
	2012	2011	2010
Net sales	$73,743	$21,711	$27,330
Impairment charges	$(14,880)	$—	$—
Operating loss	$(16,822)	$(4,437)	$(8,942)
Loss from discontinued operations, net of tax	$(14,989)	$(3,989)	$(9,572)

In connection with the decisions to dispose of the CRM and sandwich businesses, the Company completed an impairment test and determined that certain long-lived assets related to the businesses were impaired. The Company also allocated a portion of the goodwill recorded in its United Kingdom reporting unit to the discontinued operations and tested that goodwill for impairment. The fair value calculations were based on offering prices to purchase the businesses and expectations about future cash flows. The following represents a summary of the impairment charges recorded during the fourth quarter of fiscal 2012 related to our discontinued operations.

Customer relationships	$1,756
Tradenames	8,541
Goodwill	2,433
Cumulative currency translation adjustment recognized	2,150
Total impairment charges	$14,880

The major classes of assets and liabilities of the CRM and sandwich businesses are presented in the following table. As of June 30, 2012, all assets and liabilities have been classified as current in the consolidated balance sheet as the sales have or are expected to occur within the next twelve months.

	June 30, 2012	June 30, 2011
Receivables	$12,379	$3,545
Inventory	5,331	359
Other assets	4,089	815
Property, plant and equipment	6,850	—
Intangible assets	1,449	15,540
Total assets of businesses held for sale	$30,098	$20,259

Accounts payable and accrued expenses	$12,012	$4,413
Deferred taxes	1,324	996
Total liabilities of businesses held for sale	$13,336	$5,409

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
The Company acquired the Daniels Group on October 25, 2011 and Cully & Sully Limited on April 27, 2012 (collectively, the "acquired businesses"). We have excluded these acquired businesses from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. The acquired businesses accounted for 20.4 percent of our total assets as of June 30, 2012 and 10.6 percent of our consolidated net sales and 9.0 percent of our income from continuing operations for the fiscal year then ended.
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.
Based on our assessment, we believe that, as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of June 30, 2012 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Daniels Group acquired on October 25, 2011 and Cully & Sully Limited acquired on April 27, 2012, which are included in the fiscal 2012 consolidated financial statements of the Company and constituted 20.4 percent of total assets as of June 30, 2012 and 10.6 percent of consolidated net sales and 9.0 percent of the income from continuing operations for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Daniels Group and Cully & Sully Limited.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years ended June 30, 2012 of the Company and our report dated August 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
August 29, 2012

Changes in Internal Control over Financial Reporting.
There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III
Item 10, “Directors, Executive Officers and Corporate Governance,” Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Item 14, “Principal Accounting Fees and Services” have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of the directors. This information in such Proxy Statement is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) (1)     Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2012 and 2011
Consolidated Statements of Income - Fiscal Years ended June 30, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)     List of Financial Statement Schedules

Valuation and Qualifying Accounts (Schedule II)

(3)     List of Exhibits

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Commission on November 22, 2010).

4.1
Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2
Note Purchase Agreement, dated as of May 2, 2006, by and among the Company and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on May 4, 2006).

4.3
Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1
Credit Agreement, dated as of July 6, 2010, by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A. and Capital One, N.A., as Syndication Agents, HSBC Bank USA, N.A. and First Pioneer Farm Credit, ACA , as Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 9, 2010).

10.1.1(a)
First Amendment to Credit Agreement, dated as of July 26, 2012, by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A. and Capital One, N.A., as Syndication Agents, HSBC Bank USA, N.A. and First Pioneer Farm Credit, ACA , as Documentation Agents, and the lenders party thereto.

10.2
Amended and Restated 1994 Long Term Incentive and Stock Award Plan (incorporated by reference to Annex F to the Joint Proxy Statement/Prospectus contained in the Company’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

10.3	1996 Directors Stock Option Plan (incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement dated November 4, 1996).

10.4	2000 Directors Stock Plan (incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement dated February 18, 2009).

10.5
Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2011).

10.6	2010-2014 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2009).

10.7
Employment Agreement between the Company and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.7.1
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.7.2
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on July 2, 2009).

10.7.3
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on July 6, 2012).

10.8
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.9
Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the Commission on February 9, 2005).

10.10
Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.11
Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.12
Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.13
Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.14
Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 7, 2008).

10.15
Form of the Change in Control Agreements between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.16
Form of the Offer Letter Amendments between the Company and each of Ira J. Lamel, John Carroll and Michael J. Speiller (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.17
Form of Restricted Stock Agreement under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

10.18
Form of Notice of Grant of Restricted Stock Award under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2009).

10.19	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2010).

10.20
Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2010).

10.21
Agreement, dated as of July 7, 2010, between the Company and certain investment funds managed by Carl C. Icahn (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2010).

10.22
Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2(a) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011).

10.23
Form of Restricted Stock Agreement with the Company’s non-CEO executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.3(a) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011).

10.24
Restricted Stock Agreement between the Company and Irwin D. Simon, dated as of July 3, 2012 (incorporated by reference to Exhibit 10.2(a) to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2012).

21.1(a)	Subsidiaries of Company.

23.1(a)	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedule

(a) - Filed herewith
* - Furnished, not filed

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe (1)	Deductions - describe (2)	Balance of end of period
Year Ended June 30, 2012:
Allowance for doubtful accounts	$1,230	$546	$969	$(84)	$2,661
Valuation allowance for deferred tax assets	$6,402	$1,064	$—	$(491)	$6,975
Year Ended June 30, 2011:
Allowance for doubtful accounts	$1,574	$249	$—	$(593)	$1,230
Valuation allowance for deferred tax assets	$7,041	$(1,166)	$—	$527	$6,402
Year Ended June 30, 2010:
Allowance for doubtful accounts	$1,175	$484	$—	$(85)	$1,574
Valuation allowance for deferred tax assets	$7,701	$(365)	$—	$(295)	$7,041
(1)    Represents the allowance for doubtful accounts of the business acquired during the fiscal year
(2)    Amounts written off and changes in exchange rates

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	August 29, 2012	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	August 29, 2012	/s/ IRA J. LAMEL
Ira J. Lamel, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRWIN D. SIMON	President, Chief Executive Officer and Chairman of the Board of Directors	August 29, 2012
Irwin D. Simon

/s/ IRA J. LAMEL	Executive Vice President and Chief Financial Officer	August 29, 2012
Ira J. Lamel

/s/ MICHAEL J. SPEILLER	Senior Vice President-Finance and Chief Accounting Officer	August 29, 2012
Michael J. Speiller

/s/ BARRY J. ALPERIN	Director	August 29, 2012
Barry J. Alperin

/s/ RICHARD C. BERKE	Director	August 29, 2012
Richard C. Berke

/s/ JACK FUTTERMAN	Director	August 29, 2012
Jack Futterman

/s/ MARINA HAHN	Director	August 29, 2012
Marina Hahn

/s/ BRETT ICAHN	Director	August 29, 2012
Brett Icahn

/s/ ROGER MELTZER	Director	August 29, 2012
Roger Meltzer

/s/ SCOTT M. O'NEIL	Director	August 29, 2012
Scott M. O'Neil

/s/ DAVID SCHECHTER	Director	August 29, 2012
David Schechter

/s/ LEWIS D. SCHILIRO	Director	August 29, 2012
Lewis D. Schiliro

/s/ LAWRENCE S. ZILAVY	Director	August 29, 2012
Lawrence S. Zilavy