Form 10-Q
period 2012-09-30
HAIN CELESTIAL GROUP INC
filed 2012-11-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of November 5, 2012 there were 46,088,339 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND JUNE 30, 2012
(In thousands, except share amounts)

	September 30, 2012	June 30, 2012
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$36,154	$29,895
Accounts receivable, less allowance for doubtful accounts of $2,597 and $2,661	181,575	166,677
Inventories	199,916	186,440
Deferred income taxes	17,259	15,834
Prepaid expenses and other current assets	17,954	19,864
Assets of businesses held for sale	2,879	30,098
Total current assets	455,737	448,808
Property, plant and equipment, net	154,111	148,475
Goodwill	708,849	702,556
Trademarks and other intangible assets, net	311,835	310,378
Investments and joint ventures	46,293	45,100
Other assets	22,586	18,276
Total assets	$1,699,411	$1,673,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,215	$123,634
Accrued expenses and other current liabilities	67,977	60,469
Income taxes payable	5,092	5,074
Current portion of long-term debt	252	296
Liabilities of businesses held for sale	—	13,336
Total current liabilities	210,536	202,809
Long-term debt, less current portion	360,246	390,288
Deferred income taxes	111,123	107,633
Other noncurrent liabilities	8,571	8,261
Total liabilities	690,476	708,991
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 46,500,209 and 46,155,912 shares	465	462
Additional paid-in capital	634,343	616,197
Retained earnings	391,497	375,111
Accumulated other comprehensive income (loss)	7,492	(5,383)
	1,033,797	986,387
Less: 1,249,409 and 1,202,804 shares of treasury stock, at cost	(24,862)	(21,785)
Total stockholders’ equity	1,008,935	964,602
Total liabilities and stockholders’ equity	$1,699,411	$1,673,593
Note: The balance sheet at June 30, 2012 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2012	2011
Net sales	$359,807	$286,837
Cost of sales	264,595	207,033
Gross profit	95,212	79,804
Selling, general and administrative expenses	62,295	54,436
Acquisition related expenses and restructuring charges	641	1,531
Operating income	32,276	23,837
Interest and other expenses, net	3,892	3,549
Income before income taxes and equity in earnings of equity-method investees	28,384	20,288
Provision for income taxes	7,858	7,717
Equity in net loss (income) of equity-method investees	738	(68)
Income from continuing operations	19,788	12,639
Loss from discontinued operations, net of tax	(3,402)	(949)
Net income	$16,386	$11,690

Basic net income/(loss) per common share:
From continuing operations	$0.44	$0.29
From discontinued operations	(0.08)	(0.02)
Net income per common share - basic	$0.36	$0.27

Diluted net income/(loss) per common share:
From continuing operations	$0.42	$0.28
From discontinued operations	(0.07)	(0.02)
Net income per common share - diluted	$0.35	$0.26

Shares used in the calculation of net income/(loss) per common share:
Basic	45,017	43,930
Diluted	46,569	45,356

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)

	Three Months Ended
	September 30, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$16,386

Other comprehensive income (loss):
Foreign currency translation adjustments	$13,202	$(927)	12,275
Change in deferred gains/(losses) on cash flow hedging instruments	(821)	206	(615)
Change in unrealized gain on available for sale investment	2,029	(814)	1,215
Total other comprehensive income (loss)	$14,410	$(1,535)	$12,875

Total comprehensive income			$29,261

	Three Months Ended
	September 30, 2011
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$11,690

Other comprehensive income (loss):
Foreign currency translation adjustments	$(8,608)	$(810)	(9,418)
Change in deferred gains/(losses) on cash flow hedging instruments	1,305	(330)	975
Change in unrealized loss on available for sale investment	(1,347)	—	(1,347)
Total other comprehensive income (loss)	$(8,650)	$(1,140)	$(9,790)

Total comprehensive income			$1,900

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2012	46,155,912	$462	$616,197	$375,111	1,202,804	$(21,785)	$(5,383)	$964,602
Net income				16,386				16,386
Other comprehensive income							12,875	12,875
Issuance of common stock pursuant to compensation plans	344,297	3	11,595					11,598
Stock based compensation income tax effects			3,659					3,659
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					46,605	(3,077)		(3,077)
Stock based compensation charge			2,892					2,892
Balance at September 30, 2012	46,500,209	$465	$634,343	$391,497	1,249,409	$(24,862)	$7,492	$1,008,935

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)

	Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,386	$11,690
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,050	6,314
Deferred income taxes	(522)	(673)
Equity in net loss (income) of equity-method investees	738	(68)
Stock based compensation	2,892	1,794
Tax benefit from stock based compensation	548	1,114
Contingent consideration expense	(142)	900
Loss on sale of business	3,086	—
Other non-cash items, net	52	191
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(9,337)	(9,049)
Inventories	(11,601)	(12,467)
Other current assets	2,073	2,307
Other assets and liabilities	(4,826)	(277)
Accounts payable and accrued expenses	20,249	15,973
Income taxes	(491)	5,576
Net cash provided by operating activities	27,155	23,325
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of business, net	13,584	—
Purchases of property and equipment	(8,306)	(2,545)
Proceeds from disposals of property and equipment	—	81
Repayments from equity-method investees, net	100	—
Net cash provided by (used in) investing activities	5,378	(2,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	4,417	2,306
Borrowings (repayments) under bank revolving credit facility, net	(30,000)	1,000
Repayments of other long-term debt, net	(99)	(6)
Acquisition-related contingent consideration	—	(22,760)
Excess tax benefits from stock based compensation	3,111	173
Shares withheld for payment of employee payroll taxes	(3,077)	(831)
Net cash used in financing activities	(25,648)	(20,118)
Effect of exchange rate changes on cash	(626)	1,117
Net increase in cash and cash equivalents	6,259	1,860
Cash and cash equivalents at beginning of period	29,895	27,517
Cash and cash equivalents at end of period	$36,154	$29,377
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BUSINESS
The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. We are a leader in many natural food categories, with such well-known food brands as Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, WestSoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, Lima®, Danival®, GG UniqueFiberTM, Yves Veggie Cuisine®, Europe’s Best®, DeBoles®, Linda McCartney® (under license), The New Covent Garden Soup Co.®, Johnson’s Juice Co.®, Farmhouse Fare®, Cully & Sully®, Hartley's®, Sun–Pat®, Gale's®, Robertson's® and Frank Cooper's®. Our natural personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia® natural skincare, Queen Helene® and Earth’s Best TenderCare® brands.
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
Our operations are organized and managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. Refer to Note 16, Segment Information, for additional information and selected financial information about our segments.

2.    BASIS OF PRESENTATION
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The amounts as of and for the periods ended June 30, 2012 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Please refer to the footnotes to our consolidated financial statements as of June 30, 2012 and for the fiscal year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.
All amounts in our consolidated financial statements and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated. Prior period amounts related to our discontinued operations (see Note 5) have been reclassified to conform to the current period presentation.

Newly Adopted Accounting Pronouncements

In the first quarter of fiscal 2013, we adopted new accounting guidance included in Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that the components of other comprehensive income (“OCI”) be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. In connection with the adoption of this standard, our condensed consolidated financial statements include a separate statement of comprehensive income.

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2012	2011
Numerator:
Income from continuing operations	$19,788	$12,639
Loss from discontinued operations, net of tax	(3,402)	(949)
Net income	$16,386	$11,690

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	45,017	43,930
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,552	1,426
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	46,569	45,356

Basic net income/(loss) per common share:
From continuing operations	$0.44	$0.29
From discontinued operations	(0.08)	(0.02)
Net income per common share - basic	$0.36	$0.27

Diluted net income/(loss) per common share:
From continuing operations	$0.42	$0.28
From discontinued operations	(0.07)	(0.02)
Net income per common share - diluted	$0.35	$0.26

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

Restricted stock awards totaling 300,000 were excluded from our diluted earnings per share calculations for the three months ended September 30, 2012 as such awards are contingently issuable based on market conditions and such conditions have not yet been achieved. There were no anti-dilutive stock options or restricted stock awards for the three months ended September 30, 2011.

4.    ACQUISITIONS AND DISPOSALS
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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $605 and $1,277 were expensed in the three months ended September 30, 2012 and 2011, respectively. The expenses incurred in the first quarter of fiscal 2013 primarily relate to the acquisition of the business of certain packaged grocery brands of Premier Foods plc in the United Kingdom, which was completed on October 27, 2012. See Note 17, Subsequent Events.
Fiscal 2013
On August 20, 2012, we completed the sale of the private-label chilled ready meals business in the United Kingdom (the "CRM business"). Total consideration received was £10,000 (approximately $15,700 at the transaction date exchange rate), which remains subject to a working capital adjustment with the purchaser. We recognized a preliminary loss on disposal of $2,503 ($3,086 after-tax, which includes the write-off of certain deferred tax assets) during the three months ended September 30, 2012, which is included within "Loss from discontinued operations, net of tax" in the Condensed Consolidated Statements of Income. Refer to Note 5, Discontinued Operations, for additional information.
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
On October 25, 2011, we acquired the Daniels Group ("Daniels") in the United Kingdom, for £146,532 in cash, net (approximately $233,822 at the transaction date exchange rate), and up to £13,000 (approximately $20,500 at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. The transaction date fair value of the contingent consideration ($15,637) was subsequently reversed with a corresponding reduction of expense in the fourth quarter of fiscal 2012. The acquisition was funded with borrowings under our revolving credit facility. Daniels is a leading marketer and manufacturer of natural chilled foods, including three leading brands – The New Covent Garden Soup Co.®, Johnson’s Juice Co.® and Farmhouse Fare®. Daniels also offers fresh prepared fruit products and, at the time of acquisition, offered chilled ready meals. During the third quarter of fiscal 2012, the Company decided to sell the Daniels private label chilled ready meals operations. Refer to Note 5, Discontinued Operations, for additional information. Daniels’ product offerings are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels extended our presence into one of the fastest-growing healthy food categories in the United Kingdom and provides an ongoing platform for the growth of our combined operations. We also believe the acquisition provides us with the scale in our international operations to allow us to introduce some of our existing brands in the marketplace in a more meaningful way.
On October 5, 2011 we acquired the assets and business of the Europe’s Best® brand of frozen fruit and vegetable products through our wholly-owned Hain Celestial Canada subsidiary for $9,513 in cash. The Europe’s Best product line includes premium frozen fruit and vegetable products distributed in Canada. The acquisition provided us entry into a new category and is expected to complement our existing product offerings.

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

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $59,602 with a weighted average estimated useful life of 11.0 years, a non-compete arrangement valued at $820 with an estimated useful life of 3 years, and trade names valued at $57,506 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business' products. The goodwill recorded as a result of the Daniels and Cully & Sully acquisitions is not deductible for tax purposes.

Unaudited Proforma Results of Continuing Operations
The following table provides unaudited pro forma results of continuing operations for the three months ended September 30, 2011, as if all of the above acquisitions had been completed at the beginning of fiscal year 2012. Pro forma results of continuing operations are not provided for the three months ended September 30, 2012 as there were no acquisitions completed during such period. The following pro forma combined results of continuing operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

Three Months Ended September 30, 2011
Net sales from continuing operations	$335,568
Income from continuing operations	$12,504
Net income per common share from continuing operations - diluted	$0.28

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

5.    DISCONTINUED OPERATIONS

During the third quarter of fiscal 2012, the Company made the decision to sell the CRM business, which was acquired in October 2011 as part of the acquisition of Daniels. The sale of the CRM business was completed on August 20, 2012. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich business, including the Daily BreadTM brand name, in the United Kingdom. The disposal of the sandwich business was completed on November 1, 2012 (see Note 17, Subsequent Events). Operating results for the CRM business, which have been included in the Company's consolidated financial statements for the period subsequent to the October 2011 acquisition, and the sandwich business have been classified as discontinued operations for all periods presented.

Summarized results of our discontinued operations are as follows:

	Three Months Ended September 30,
	2012	2011
Net sales	$12,231	$5,522
Operating loss	$(447)	$(977)
Loss on sale of business, net of tax	$(3,086)	$—
Loss from discontinued operations, net of tax	$(3,402)	$(949)

The major classes of assets and liabilities of the CRM and sandwich businesses are presented in the following table. All assets and liabilities have been classified as current in the Condensed Consolidated Balance Sheets for both periods as the sales were expected to occur within the next twelve months at each of those dates. The balances as of September 30, 2012 include only the sandwich business as the sale of the CRM business was completed on August 20, 2012.

	September 30, 2012	June 30, 2012
Accounts receivable and inventory	$357	$17,710
Other assets	—	4,089
Property, plant and equipment	1,023	6,850
Intangible assets	1,499	1,449
Total assets of businesses held for sale	$2,879	$30,098

Accounts payable and accrued expenses	$—	$12,012
Deferred taxes	—	1,324
Total liabilities of businesses held for sale	$—	$13,336

6.    INVENTORIES
Inventories consisted of the following:

	September 30, 2012	June 30, 2012
Finished goods	$126,847	$118,538
Raw materials, work-in-progress and packaging	73,069	67,902
	$199,916	$186,440

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	September 30, 2012	June 30, 2012
Land	$11,016	$10,905
Buildings and improvements	53,110	47,640
Machinery and equipment	200,800	195,392
Furniture and fixtures	7,994	7,846
Leasehold improvements	7,583	7,363
Construction in progress	4,522	4,916
	285,025	274,062
Less: Accumulated depreciation and amortization	130,914	125,587
	$154,111	$148,475

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by reportable segment for the three months ended September 30, 2012 were as follows:

	US	United Kingdom	Rest of World	Total
Balance at June 30, 2012	$512,117	$120,600	$69,839	$702,556
Translation and other adjustments, net	—	4,159	2,134	6,293
Balance at September 30, 2012	$512,117	$124,759	$71,973	$708,849
Cumulative goodwill impairment charges were $42,029 as of September 30, 2012 and June 30, 2012, which relate to the Company's United Kingdom and Continental Europe (which is included in "Rest of World" - see Note 16, Segment Information) operating segments.
The Company performs its annual test for goodwill impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below their carrying value, an interim test is performed.
Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At September 30, 2012, included in trademarks and other intangible assets on the balance sheet are $110,737 of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives of 3 to 20 years. The following table reflects the components of trademarks and other intangible assets:

	September 30, 2012	June 30, 2012
Non-amortized intangible assets:
Trademarks and tradenames	$233,079	$230,945
Amortized intangible assets:
Other intangibles	110,737	108,504
Less: accumulated amortization	(31,981)	(29,071)
Net carrying amount	$311,835	$310,378

Amortization expense included in continuing operations was as follows:

	Three Months ended September 30,
	2012	2011
Amortization of intangible assets	$2,685	$1,524

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2013	2014	2015	2016	2017
Estimated amortization expense	$7,637	$9,968	$9,861	$9,086	$8,888
The weighted average remaining amortization period of amortized intangible assets is 9.0 years.

9.    LONG-TERM DEBT AND CREDIT FACILITY
Long-term debt consisted of the following:

	September 30, 2012	June 30, 2012
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	210,000	240,000
Capitalized leases and equipment financing	498	584
	360,498	390,584
Current Portion	252	296
	$360,246	$390,288
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of September 30, 2012, $150,000 of the senior notes was outstanding.
On August 31, 2012, we amended our existing credit agreement. The Amended and Restated Credit Agreement (the "Credit Agreement") provides us with a $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.00 to 1.00 and a consolidated leverage ratio (as defined) of no more than 3.50 to 1.00, which consolidated leverage ratio may increase to no more than 4.00 to 1.00 for the four full fiscal quarters following a permitted acquisition. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of September 30, 2012, there were $210,000 of borrowings outstanding under the Credit Agreement.
The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.00% per annum or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.00% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing line loans will bear interest at the Base Rate plus the Applicable Rate. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.35% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Until the Company delivers its compliance certificate for the fiscal quarter ended December 31, 2012, the applicable margins for Eurocurrency Rate loans and Base Rate loans will be 1.50% per annum and 0.50% per annum, respectively, and the Commitment Fee for unused amounts will be 0.30% per annum.

10.    INCOME TAXES
The effective income tax rate from continuing operations was 27.7% and 38.0% for the three months ended September 30, 2012 and 2011, respectively. The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The effective tax rate for the first quarter of fiscal 2013 was lower than the comparable period of the prior year as a result of discrete adjustments of $1,793 primarily consisting of a reduction in the carrying value of net deferred tax liabilities resulting from a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2013. Also contributing to the lower effective tax rate was the reduced losses incurred in the United Kingdom and the acquisition of Daniels on October 25, 2011 and the increased income in its lower tax rate jurisdiction. Prior to the acquisition of Daniels, no tax benefits were recorded for losses incurred in the United Kingdom. The Company will continue to maintain a valuation allowance on its net deferred tax assets related to those carryforward losses until an appropriate level of profitability is attained such that the losses may be utilized. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance.
The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of state and local income taxes. There were no material changes in unrecognized tax benefits during the first quarter of fiscal 2013.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) as reflected on the balance sheet consisted of the following:

	September 30, 2012	June 30, 2012
Foreign currency translation adjustment	$6,605	$(5,670)
Unrealized gain/(loss) on available for sale securities	1,232	17
Deferred gains/(losses) on hedging instruments	(345)	270
Total accumulated other comprehensive income/(loss)	$7,492	$(5,383)

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
Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended September 30,
	2012	2011
Compensation cost (included in selling, general and administrative expense)	$2,892	$1,794
Related income tax benefit	$1,097	$673
Stock Options
A summary of our stock option activity for the three months ended September 30, 2012 is as follows:

	2012	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	2,580,433	$18.00
Exercised	(231,221)	$19.10
Options outstanding at September 30, 2012	2,349,212	$17.89	3.0	$105,970
Options exercisable at September 30, 2012	2,058,421	$18.49	2.9	$91,628

	Three Months Ended September 30,
	2012	2011
Intrinsic value of options exercised	$11,610	$1,478
Cash received from stock option exercises	$4,417	$2,306
Tax benefit recognized from stock option exercises	$3,583	$576

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the period and the exercise price) that would have been received by the option holders had all options been exercised on September 30, 2012. This value will change based on the fair market value of the Company's common stock. At September 30, 2012 there was $506 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 0.8 years.
Restricted Stock
A summary of our restricted stock and restricted share units activity for the three months ended September 30, 2012 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2012	487,409	$29.94
Granted	400,000	$40.38
Vested	(3,963)	$24.30
Forfeited	(2,550)	$32.25
Non-vested restricted stock and restricted share units at September 30, 2012	880,896	$34.70

	Three Months Ended September 30,
	2012	2011
Fair value of restricted stock and restricted share units granted	$16,151	$—
Fair value of shares vested	$388	$147
Tax benefit recognized from restricted shares vesting	$144	$808
On July 3, 2012, the Company entered into a Restricted Stock Agreement (the "Agreement") with Irwin D. Simon, the Company's Chairman and Chief Executive Officer. The Agreement provides for a grant of 400,000 shares of restricted stock (the "Shares"), the vesting of which is both market and time-based. With respect to the market condition, the Shares will satisfy the market condition in increments of 100,000 Shares each based on the Company's common stock achieving four share price targets. On the last day of any forty-five (45) consecutive trading day period during which the average closing price of the Company’s common stock on the NASDAQ Global Select Market equals or exceeds the following prices: $62.50, $72.50, $82.50 and $100.00, respectively, 100,000 Shares will have satisfied the market condition. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 100,000 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which is expected to be recognized over a weighted-average period of approximately 4.6 years. On September 28, 2012, the first market condition was satisfied, and as such, the first tranche of 100,000 shares is expected to vest in equal amounts through September 28, 2017.

At September 30, 2012, $21,046 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 3.6 years.
Long-Term Incentive Plan
The Company adopted, beginning in fiscal 2010, a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of one two-year performance-based long-term incentive plan (the “2012-2013 LTIP”) that provides for a combination of equity grants and performance awards that can be earned over the two year period spanning the 2012 and 2013 fiscal years. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.
The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the 2002 Long-Term Incentive and Stock Award Plan, as in effect and as amended from time to time. Upon the adoption of the 2012-2013 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock), for a portion of the individual target awards (the “Initial Equity Grants”). A portion of these Initial Equity Grants are subject to time vesting requirements and a portion are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.
The Compensation Committee determined that the target values previously set under the LTI Plan covering the 2011 and 2012 fiscal years (the "2011-2012 LTIP") were achieved and approved the payment of awards to the participants. The awards totaled $7,181 after deducting the value of the Initial Equity Grants and were settled by the issuance of 108,345 unrestricted shares of the Company’s common stock in the first quarter of fiscal 2013. The Company has determined that the achievement of certain of the performance goals for the LTI Plan is probable and, accordingly, recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $1,835 for the three months ended September 30, 2012. There was $1,728 of expense recorded for the three months ended September 30, 2011 related to the LTI Plan.

13.    INVESTMENTS AND JOINT VENTURES
Equity method investments
At September 30, 2012, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting. The carrying value of our investment of $25,502 and advances to HPP of $10,054 are included in the Condensed Consolidated Balance Sheets in “Investments and joint ventures.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP in June 2009 and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility. HPP repaid $100 of the advances during the three months ended September 30, 2012. The balance of the advances are due no later than July 1, 2014.
At September 30, 2012, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med. HHO markets and distributes co-branded infant and toddler feeding products and markets and distributes selected Company brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $1,983 are included in the Condensed Consolidated Balance Sheets in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $8,754 at September 30, 2012 and $6,725 at June 30, 2012 (cost basis of $6,696 as of both dates) and is included in “Investments and joint ventures,” with the related unrealized gain, net of tax, included in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$17,350	—	$17,350	—
Forward foreign currency contracts	14	—	14	—
Available for sale securities	8,754	$8,754	—	—
	$26,118	$8,754	$17,364	—
Liabilities:
Forward foreign currency contracts	$473	—	$473	—
Contingent consideration, of which $6,458 is noncurrent	6,458	—	—	$6,458
Total	$6,931	—	473	$6,458

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$300	—	$300	—
Forward foreign currency contracts	361	—	361	—
Available for sale securities	6,725	$6,725	—	—
	$7,386	$6,725	$661	—
Liabilities:
Contingent consideration, of which $6,207 is noncurrent	$6,582	—	—	$6,582
Total	$6,582	—	$—	$6,582
Available for sale securities consist of the Company’s investment in YHS (see Note 13, Investments and Joint Ventures). Fair value is measured using the market approach based on quoted prices. The Company utilizes the income approach to measure fair value for its forward foreign currency contracts. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices.

In connection with the acquisitions of Cully & Sully in April 2012 and GG UniqeFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in these estimates include a weighted average discount rate of 12.1% (which is based on a risk analysis of the respective liabilities) and numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts. A one percentage point change in the discount rates used would result in a change to the recorded liability of approximately $100 as of September 30, 2012.
The following table summarizes the Level 3 activity:

Three Months Ended September 30, 2012
Balance at June 30, 2012	$6,582
Contingent consideration adjustment and accretion of interest expense, net	(305)
Translation adjustment	181
Balance at September 30, 2012	$6,458
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2012.
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
The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at September 30, 2012 were $23,000 and $459 of net liabilities. There were $16,550 of notional amount and $361 of net assets of foreign exchange derivative contracts outstanding at June 30, 2012. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.
The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the three months ended September 30, 2012 and 2011, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2012.
The impact on OCI from foreign exchange contracts that qualified as cash flow hedges was as follows:

Three Months Ended September 30, 2012
Balance at June 30, 2012	$270
Cash flow hedges deferred in OCI	(821)
Changes in deferred taxes	206
Balance at September 30, 2012	$(345)

15.    COMMITMENTS AND CONTINGENCIES

Legal proceedings

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters, as well as the matter discussed below, is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

On October 15, 2012, a class action lawsuit, titled Morrison and Kist. v. The Hain Celestial Group, Inc. et al, was filed against the Company and each of its directors in the Supreme Court of the State of New York, County of Nassau. The suit alleges that the board of directors breached its fiduciary duties in respect of the proxy statement disclosure relating to the proposals for the advisory vote regarding executive compensation and the amendment to the Amended and Restated 2002 Long Term Incentive and Stock Award Plan. The complaint seeks injunctive relief and damages. The Company believes the claim is without merit and plans to vigorously defend against it.

16.    SEGMENT INFORMATION
Our operations are organized and managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. The United States and the United Kingdom are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

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

	Three Months Ended September 30,
	2012	2011
Net Sales:
United States	$252,647	$233,642
United Kingdom	57,948	11,238
Rest of World	49,212	41,957
	$359,807	$286,837

Operating Income:
United States	$36,517	$31,732
United Kingdom	(1,026)	(1,122)
Rest of World	4,406	2,180
	$39,897	$32,790
Corporate and other (1)	(7,621)	(8,953)
	$32,276	$23,837

(1)	Includes $641 and $1,531 of acquisition related and integration expenses for the three months ended September 30, 2012 and 2011, respectively.

The Company's long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	September 30, 2012	June 30, 2012
United States	$136,174	$130,522
United Kingdom	56,802	54,240
Canada	11,747	11,607
Continental Europe	18,267	15,482
	$222,990	$211,851

17.    SUBSEQUENT EVENTS

On October 27, 2012, the Company completed the acquisition of Premier Foods plc's portfolio of market-leading packaged grocery brands including Hartley's®, Sun-Pat®, Gale's®, Robertson's® and Frank Cooper's®, together with its manufacturing base in Cambridgeshire, United Kingdom. The product offerings acquired include peanut butter, honey, jams, fruit spreads and jelly, marmalade and chocolate products. Consideration in the transaction consisted of £170,000 in cash (approximately $273,870 at the transaction date exchange rate) and 836,426 shares of the Company's common stock valued at $48,061, and is subject to a working capital adjustment. The acquisition was funded with borrowings under our Credit Agreement. The acquired business generated sales of approximately £165,000 (approximately $265,000) in its most recent annual period ended December 31, 2011.

On November 1, 2012, the Company completed the disposal of its sandwich business, including the Daily BreadTM brand name, in the United Kingdom. The disposal transaction resulted in an exchange of businesses with the other party, whereby the Company acquired the fresh prepared fruit products business of Adelie Foods Group in the United Kingdom in exchange for the Company's sandwich business and a cash payment of £1,000 (approximately $1,600 at the transaction date exchange rate).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2012 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company's private-label chilled ready meals and sandwich businesses, including the Daily BreadTM brand name, in the United Kingdom, have been reclassified as discontinued operations for all periods presented.

Overview
We manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthy Way of LifeTM. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well-known brands. Our operations are organized and managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. Our business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, as well as to supermarkets, natural food stores, and other retail classes of trade including mass-market retailers, e-tailers, food service channels and club stores. We manufacture domestically and internationally and our products are sold in more than 50 countries.
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
We expect the economic environment to remain uncertain and challenging. With the recent acquisitions we have made, a larger proportion of our sales take place outside of the United States. A deterioration in economic conditions either in the United States or Europe may have an adverse impact on our sales volumes and profitability. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions and wage and employment levels.
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

Recent Developments
During the third quarter of fiscal 2012, the Company made the decision to sell its private-label chilled ready meals ("CRM") business in the United Kingdom, which was acquired in October 2011 as part of the acquisition of the Daniels Group ("Daniels"). The sale of the CRM business was completed on August 20, 2012. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich operations, including the Daily BreadTM brand name in the United Kingdom. The disposal of the sandwich business was completed on November 1, 2012 and resulted in an exchange of businesses with the other party, whereby the Company acquired the fresh prepared fruit products business of Adelie Foods Group in the United Kingdom in exchange for the Company's sandwich business and a cash payment of £1.0 million (approximately $1.6 million at the transaction date exchange rate). Operating results for the CRM business, which have been included in the Company's consolidated financial statements for the period subsequent to the October 2011 acquisition, and the sandwich business have been classified as discontinued operations for all periods presented.

On October 27, 2012, the Company completed the acquisition of Premier Foods plc's ("Premier") portfolio of market-leading packaged grocery brands including Hartley's®, Sun-Pat®, Gale's®, Robertson's®, and Frank Cooper's®, together with its manufacturing base in Cambridgeshire, United Kingdom. The product offerings acquired include peanut butter, honey, jams, fruit spreads and jelly, marmalade and chocolate products. Consideration in the transaction consisted of £170.0 million in cash (approximately $273.9 million at the transaction date exchange rate) and 836,426 shares of the Company's common stock valued at $48.1 million, and is subject to a working capital adjustment. The cash portion of the consideration was funded with borrowings under our Credit Agreement. The acquired business generated sales of approximately £165.0 million (approximately $265.0 million) in its most recent annual period ended December 31, 2011. We believe this acquisition further expands our business in the United Kingdom and positions the new expanded business as a top food and beverage supplier in the United Kingdom and enhances our ability to introduce some of our existing global brands in the marketplace in a more meaningful way.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2012

Net Sales
Net sales for the three months ended September 30, 2012 were $359.8 million, an increase of $73.0 million, or 25.4%, from net sales of $286.8 million for the three months ended September 30, 2011.

The sales increase primarily resulted from an increase in sales of $19.0 million in the United States from improved consumption and expanded distribution as well as an increase of $46.7 million in the United Kingdom primarily due to the acquisition of Daniels in the second quarter of the prior fiscal year. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the three months ended September 30, 2012 was $95.2 million, an increase of $15.4 million, or 19.3%, from gross profit of $79.8 million in last year's quarter. Gross profit for the three months ended September 30, 2012 was 26.5% of net sales compared to 27.8% of net sales in last year's quarter. The change in gross profit percentage resulted from the mix of product sales, including the margin impact related to the inclusion of Daniels which operates at slightly lower relative margins. In addition, we experienced generally higher input costs, offset partially by productivity improvements.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $62.3 million for the three months ended September 30, 2012, an increase of $7.9 million, or 14.4%, from $54.4 million in last year's quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets, partially offset by savings resulting from the integration of the Sensible Portions brand operations. Selling, general and administrative expenses as a percentage of net sales was 17.3% in the first quarter of the current fiscal year and 19.0% in the prior fiscal year, a decrease of 170 basis points primarily related to the inclusion of Daniels which operates with lower relative expenses, as well as the integration of certain functions in the United Kingdom into the Daniels operations and our continued focused on leveraging our existing general and administrative base.

Acquisition Related Expenses and Integration Charges
We incurred acquisition and integration related expenses aggregating $0.6 million for the three months ended September 30, 2012, which were primarily related to the grocery brands acquired from Premier. We incurred acquisition and integration related expenses aggregating $1.5 million for the three months ended September 30, 2011, which includes $0.9 million of additional contingent consideration related to the Sensible Portions acquisition.

Operating Income
Operating income for the three months ended September 30, 2012 was $32.3 million, an increase of $8.4 million, or 35.4%, from $23.8 million for the three months ended September 30, 2011. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 9.0% in the first quarter of fiscal 2013 compared with 8.3% in the prior year's quarter. The change in operating income percentage is attributable to the decrease in acquisition related expenses recorded during fiscal 2012, as described above, and the continued leverage of the Company's existing infrastructure.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $3.9 million for the three months ended September 30, 2012 compared to $3.5 million for the three months ended September 30, 2011. Net interest expense totaled $4.0 million for the three months ended September 30, 2012, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense for the three months ended September 30, 2011 was $3.1 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to purchase Daniels during the second quarter of the prior fiscal year, offset partially by a lower interest accretion on contingent consideration due to payments that were made during the first and second quarters of fiscal 2012.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended September 30, 2012 and 2011 was $28.4 million and $20.3 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $7.9 million for the three months ended September 30, 2012 compared to $7.7 million for the three months ended September 30, 2011. Our effective income tax rate from continuing operations was 27.7% of pre-tax income in the first quarter of fiscal 2013 compared to 38.0% in the prior year's quarter.
The effective tax rate for the first quarter of fiscal 2013 was lower than the comparable period of the prior year as a result of discrete adjustments of $1.8 million primarily consisting of a reduction in the carrying value of net deferred tax liabilities resulting from a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2013. Also contributing to the lower effective tax rate was the reduced losses incurred in the United Kingdom and the acquisition of Daniels on October 25, 2011 and the increased income in its lower tax rate jurisdiction.
The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of state and local income taxes. There were no material changes in unrecognized tax benefits during the first quarter of fiscal 2013.

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the three months ended September 30, 2012 was a loss of $0.7 million compared to income of $0.1 million for the three months ended September 30, 2011. The loss in the current quarter was primarily due to HHO as they continue to develop the Asian markets for our products.

Income From Continuing Operations
Income from continuing operations for the three months ended September 30, 2012 and 2011 was $19.8 million and $12.6 million, or $0.42 and $0.28 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the three months ended September 30, 2012 was $3.4 million compared to a loss of $0.9 million for the three months ended September 30, 2011. Net sales included within discontinued operations was $12.2 million and $5.5 million during the three months ended September 30, 2012 and 2011, respectively. The operating loss included within discontinued operations was $0.4 million and $1.0 million for the respective periods. In addition, during the three months ended September 30, 2012 we recorded a $3.1 million loss on disposal of the CRM business in the United Kingdom. See Note 5, Discontinued Operations.

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the three months ended September 30, 2012 and 2011:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 9/30/12	$252,647	$57,948	$49,212	$—	$359,807
Net sales - Three months ended 9/30/11	$233,642	$11,238	$41,957	$—	$286,837
% change	8.1%	415.6%	17.3%		25.4%

Operating income - Three months ended 9/30/12	$36,517	$(1,026)	$4,406	$(7,621)	$32,276
Operating income - Three months ended 9/30/11	$31,732	$(1,122)	$2,180	$(8,953)	$23,837
% change	15.1%	8.6%	102.1%		35.4%

Operating income (loss) margin - Three months ended 9/30/12	14.5%	(1.8)%	9.0%		9.0%
Operating income (loss) margin - Three months ended 9/30/11	13.6%	(10.0)%	5.2%		8.3%

(1) Includes $641 and $1,531 of acquisition related and integration expenses for the three months ended September 30, 2012 and 2011, respectively.

The Rest of World consists of our Canada and Continental Europe operating segments. The Corporate category consists of expenses related to the Company's centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company's senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses and restructuring charges are included in Corporate and other. Refer to Note 16, Segment Information, for additional details.
Our net sales in the United States for the three months ended September 30, 2012 were $252.6 million, an increase of $19.0 million, or 8.1%, from net sales of $233.6 million in the prior year's quarter. The sales increase was directly related to continued improved consumption and expanded distribution with strong contributions from many of our brands, including Celestial Seasonings, Earth's Best, Sensible Portions, Spectrum, MaraNatha, The Greek Gods, Terra, Garden of Eatin', Arrowhead Mills and Alba Botanica. Operating income in the United States for the three months ended September 30, 2012 was $36.5 million, an increase of $4.8 million, or 15.1%, from operating income of $31.7 million in the prior year's quarter. Additionally, operating income as a percentage of net sales in the United States increased to 14.5% from 13.6% during these periods. The improvement primarily resulted from savings from the integration of the Sensible Portions brand operations, price increases and productivity improvements, offset partially by higher input costs.
Our net sales in the United Kingdom for the three months ended September 30, 2012 were $57.9 million, an increase of $46.7 million, or 415.6%, from net sales of $11.2 million in the prior year's quarter. The sales increase was primarily a result of the acquisition of Daniels during the second quarter of fiscal 2012. Operating loss in the United Kingdom for the three months ended September 30, 2012 was $1.0 million, a decrease of $0.1 million, from an operating loss of $1.1 million in the prior year's quarter. The change included improvements as a result of the Daniels acquisition, which generates operating income, offset by losses incurred for the Company's pre-existing business as the integration with Daniels is ongoing.
Our net sales in the Rest of World were $49.2 million for the three months ended September 30, 2012, an increase of $7.3 million, or 17.3%, from the prior year's quarter. The increase was primarily the result of increased sales in Canada due to the acquisition of the Europe's Best brand in the second quarter of fiscal 2012. This increase was offset partially by the impact of foreign exchange rates, which resulted in decreased net sales of $3.3 million. Operating income as a percentage of net sales increased to 9.0% from 5.2%, reflecting the continued leveraging of the existing cost structure.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance was $36.2 million at September 30, 2012, an increase of $6.3 million from June 30, 2012, the end of fiscal 2012. Our working capital was $245.2 million at September 30, 2012, a decrease of $0.8 million from $246.0 million at the end of fiscal 2012. The decrease was due principally to a $21.1 million increase in accounts payable, accrued expenses and other current liabilities and a net decrease of $13.9 million of net assets being held for sale (related to the disposal of the CRM business that was completed during the current quarter), offset partially by a $14.9 million increase in accounts receivable and a $13.5 million increase in inventories.
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
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2012, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.
Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,
(amounts in thousands)	2012	2011
Cash flows provided by (used in):
Operating activities	$27,155	$23,325
Investing activities	5,378	(2,464)
Financing activities	(25,648)	(20,118)
Exchange rate changes	(626)	1,117
Net increase in cash	$6,259	$1,860

Net cash provided by operating activities was $27.2 million for the three months ended September 30, 2012, compared to $23.3 million provided during the three months ended September 30, 2011. The increase in cash provided by operations resulted from a $9.8 million increase in net income and other non-cash items, offset partially by a $6.0 million decrease due to changes in our working capital. The decrease in cash used for changes in operating assets and liabilities primarily resulted from the timing of income tax payments.
In the three months ended September 30, 2012, cash provided by investing activities was $5.4 million. We received $13.6 million, net of cash transferred, during the quarter from the closing of the sale of the private-label chilled ready meals business. This was partially offset by $8.3 million used for capital expenditures. We also received $0.1 million of repayments of advances made to HPP.
Net cash of $25.6 million was provided by financing activities for the three months ended September 30, 2012. We had proceeds from exercises of stock options of $4.4 million during the quarter. We also repaid $30.0 million under our revolving credit facility. During the three months ended September 30, 2011, net cash of $20.1 million was used in financing activities, which included $22.8 million of contingent consideration related to the acquisition of the Sensible Portions assets and business, offset partially by proceeds from the exercises of stock options totaling $2.3 million.
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

	Twelve Months Ended September 30,
(amounts in thousands)	2012	2011
Cash flow provided by operating activities	$125,790	$93,957
Purchase of property, plant and equipment	(26,188)	(11,479)
Operating free cash flow	$99,602	$82,478

Our operating free cash flow was $99.6 million for the twelve months ended September 30, 2012, an increase of $17.1 million from the twelve months ended September 30, 2011. The increase in our operating free cash flow resulted from the increase in our cash flow from operations, as discussed above. Our capital spending has increased over historical levels as a result of our recent acquisitions and the acquisition of equipment for a new non-dairy production facility in Europe. We expect that our capital spending for the fiscal year ended June 30, 2013 will be approximately $50 million. Our anticipated significant capital expenditures during fiscal 2013 include the acquisition of equipment for the aforementioned production facility in Europe and the expansion of our Fakenham, United Kingdom production facility to accommodate new products and increased volume.
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of September 30, 2012, $150 million of the senior notes was outstanding.
On August 31, 2012, we amended our existing credit agreement. The Amended and Restated Credit Agreement (the "Credit Agreement") provides us with a $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of September 30, 2012, there were $210,000 of borrowings outstanding under the Credit Agreement.
The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature.
On October 24, 2012, the Company filed a "well-known seasoned issuer" shelf registration statement with the SEC which registers an indeterminate amount of securities for future sale. The shelf registration statement expires on October 24, 2015.
We believe that our cash on hand of $36.2 million at September 30, 2012, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated capital expenditures and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements
At September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition, sales and promotional incentives, valuation of accounts and chargebacks receivable, inventory, property, plant and equipment, accounting for acquisitions, stock based compensation, goodwill and intangible assets and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates was discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Seasonality
We manufacture and market hot tea, soups, hot-eating desserts, and baking and cereal products, which show stronger sales in the cooler months, while our snack food and certain of our prepared food products lines are stronger in the warmer months. As a result, our quarterly results of operations reflect seasonal trends. In years where there are warm winter seasons, our sales of cooler weather products, which typically increase in our second and third fiscal quarters, may be negatively impacted.
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
Inflation
Inflation has caused increased ingredient, fuel, labor and benefits costs and in some cases has materially increased our operating expenses. For more information regarding ingredient costs, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Ingredient Inputs Price Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. To the extent permitted by competition, we seek to recover increased costs through a combination of price increases, new product innovation and by implementing process efficiencies and cost reductions.

Note Regarding Forward Looking Information
Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) our intention to grow through acquisitions as well as internal expansion; (ii) the integration of our brands and the resulting impact thereof; (iii) our long-term strategy for sustainable growth; (iv) the economic environment; (v) our support of increased consumer consumption; (vi) higher input costs; (vii) the integration of acquisitions and the opportunities for growth related thereto; (viii) the repatriation of foreign cash balances; (ix) our cash and cash equivalent investments having no significant exposure to interest rate risk; (x) our expectations regarding our capital spending for fiscal year 2013; and (xi) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for the next twelve months. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•	our ability to effectively integrate our acquisitions;

•	the effects on our results of operations from the impacts of foreign exchange;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing customers and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel, raw material and commodity costs;

•	changes in, or the failure to comply with, government regulations;

•	the availability of natural and organic ingredients;

•	the loss of one or more of our manufacturing facilities;

•	our ability to use our trademarks;

•	reputational damage;

•	product liability;

•	seasonality;

•	litigation;

•	the Company's reliance on its information technology systems; and

•	other risks detailed from time-to-time in the Company's reports filed with the SEC, including the annual report on Form 10-K for the fiscal year ended June 30, 2012.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in market risk for the three months ended September 30, 2012 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

On October 15, 2012, a class action lawsuit, titled Morrison and Kist. v. The Hain Celestial Group, Inc. et al, was filed against the Company and each of its directors in the Supreme Court of the State of New York, County of Nassau. The suit alleges that the board of directors breached its fiduciary duties in respect of the proxy statement disclosure relating to the proposals for the advisory vote regarding executive compensation and the amendment to the Amended and Restated 2002 Long Term Incentive and Stock Award Plan. The complaint seeks injunctive relief and damages. The Company believes the claim is without merit and plans to vigorously defend against it.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
July 2012	1,140	(1)	$55.33	—	—
August 2012	—		$—	—	—
September 2012	45,465	(1)	$66.29	—	—
Total	46,605		$66.02	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Sale and Purchase Agreement dated August 22, 2012, among Premier Foods Group Limited and Premier Foods PLC and The Hain Celestial Group, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 28, 2012).

10.1
Amended and Restated Credit Agreement, dated as of August 31, 2012, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., RBS Citizens, N.A. and Farm Credit East, ACA, as Co-Documentation Agents and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 6, 2012).

10.2
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated November 2, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012).

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

101(a)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

(a) - Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	November 9, 2012	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	November 9, 2012	/s/ IRA J. LAMEL
Ira J. Lamel, Executive Vice President and Chief Financial Officer