Form 10-Q
period 2012-12-31
HAIN CELESTIAL GROUP INC
filed 2013-02-11
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of February 4, 2013 there were 46,457,204 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND JUNE 30, 2012
(In thousands, except share amounts)

	December 31, 2012	June 30, 2012
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$42,571	$29,895
Accounts receivable, less allowance for doubtful accounts of $2,629 and $2,661	217,429	166,677
Inventories	234,278	186,440
Deferred income taxes	17,180	15,834
Prepaid expenses and other current assets	26,411	19,864
Assets of businesses held for sale	—	30,098
Total current assets	537,869	448,808
Property, plant and equipment, net	218,170	148,475
Goodwill	893,921	702,556
Trademarks and other intangible assets, net	424,356	310,378
Investments and joint ventures	49,595	45,100
Other assets	25,357	18,276
Total assets	$2,149,268	$1,673,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,411	$123,634
Accrued expenses and other current liabilities	66,609	60,469
Income taxes payable	10,047	5,074
Current portion of long-term debt	5,393	296
Liabilities of businesses held for sale	—	13,336
Total current liabilities	258,460	202,809
Long-term debt, less current portion	635,110	390,288
Deferred income taxes	135,395	107,633
Other noncurrent liabilities	14,838	8,261
Total liabilities	1,043,803	708,991
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 47,792,730 and 46,155,912 shares	478	462
Additional paid-in capital	699,804	616,197
Retained earnings	423,119	375,111
Accumulated other comprehensive income (loss)	12,258	(5,383)
	1,135,659	986,387
Less: 1,335,526 and 1,202,804 shares of treasury stock, at cost	(30,194)	(21,785)
Total stockholders’ equity	1,105,465	964,602
Total liabilities and stockholders’ equity	$2,149,268	$1,673,593
Note: The balance sheet at June 30, 2012 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales	$455,319	$364,837	$815,126	$651,674
Cost of sales	324,556	260,252	589,151	467,285
Gross profit	130,763	104,585	225,975	184,389
Selling, general and administrative expenses	75,744	63,460	138,039	117,896
Acquisition related expenses and restructuring charges	3,775	4,921	4,416	6,452
Operating income	51,244	36,204	83,520	60,041
Interest and other expenses, net	3,295	4,607	7,187	8,156
Income before income taxes and equity in earnings of equity-method investees	47,949	31,597	76,333	51,885
Provision for income taxes	16,302	11,267	24,160	18,984
Equity in net loss (income) of equity-method investees	(596)	(751)	142	(819)
Income from continuing operations	32,243	21,081	52,031	33,720
Loss from discontinued operations, net of tax	(621)	(1,043)	(4,023)	(1,992)
Net income	$31,622	$20,038	$48,008	$31,728

Basic net income/(loss) per common share:
From continuing operations	$0.70	$0.48	$1.14	$0.77
From discontinued operations	(0.01)	(0.03)	(0.08)	(0.05)
Net income per common share - basic	$0.69	$0.45	$1.06	$0.72

Diluted net income/(loss) per common share:
From continuing operations	$0.68	$0.46	$1.11	$0.74
From discontinued operations	(0.01)	(0.02)	(0.09)	(0.04)
Net income per common share - diluted	$0.67	$0.44	$1.02	$0.70

Shares used in the calculation of net income/(loss) per common share:
Basic	45,942	44,158	45,480	44,044
Diluted	47,355	45,652	46,962	45,504

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(In thousands)

	Three Months Ended			Six Months Ended
	December 31, 2012			December 31, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$31,622			$48,008

Other comprehensive income (loss):
Foreign currency translation adjustments	$2,092	$293	2,385	$15,294	$(634)	14,660
Change in deferred gains/(losses) on cash flow hedging instruments	263	(149)	114	(558)	57	(501)
Change in unrealized gain on available for sale investment	3,715	(1,448)	2,267	5,744	(2,262)	3,482
Total other comprehensive income (loss)	$6,070	$(1,304)	$4,766	$20,480	$(2,839)	$17,641

Total comprehensive income			$36,388			$65,649

	Three Months Ended			Six Months Ended
	December 31, 2011			December 31, 2011
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$20,038			$31,728

Other comprehensive income (loss):
Foreign currency translation adjustments	$(4,785)	$(756)	$(5,541)	$(13,393)	$(1,566)	(14,959)
Change in deferred gains/(losses) on cash flow hedging instruments	(226)	57	(169)	1,079	(273)	806
Change in unrealized loss on available for sale investment	(254)	625	371	(1,601)	625	(976)
Total other comprehensive income (loss)	$(5,265)	$(74)	$(5,339)	$(13,915)	$(1,214)	$(15,129)

Total comprehensive income			$14,699			$16,599

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2012	46,155,912	$462	$616,197	$375,111	1,202,804	$(21,785)	$(5,383)	$964,602
Net income				48,008				48,008
Other comprehensive income							17,641	17,641
Issuance of common stock pursuant to compensation plans	626,125	6	11,993					11,999
Issuance of common stock in connection with acquisitions	1,010,693	10	57,576					57,586
Stock based compensation income tax effects			7,437					7,437
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					132,722	(8,409)		(8,409)
Stock based compensation charge			6,601					6,601
Balance at December 31, 2012	47,792,730	$478	$699,804	$423,119	1,335,526	$(30,194)	$12,258	$1,105,465

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(In thousands)

	Six Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,008	$31,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,025	14,592
Deferred income taxes	(2,303)	(1,392)
Equity in net loss (income) of equity-method investees	142	(819)
Stock based compensation	6,601	3,763
Tax benefit from stock based compensation	591	2,660
Contingent consideration expense	—	900
Loss on sale of business	3,086	—
Other non-cash items, net	50	599
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(42,437)	(29,783)
Inventories	(19,311)	(2,597)
Other current assets	(4,402)	2,582
Other assets and liabilities	(1,491)	(1,534)
Accounts payable and accrued expenses	52,630	17,355
Acquisition related contingent consideration	—	(850)
Income taxes	2,993	709
Net cash provided by operating activities	61,182	37,913
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(290,850)	(240,879)
Proceeds from sale of business, net	13,584	—
Purchases of property and equipment	(24,931)	(6,879)
Proceeds from disposals of property and equipment	28	89
Repayments from equity-method investees, net	1,105	7,345
Net cash used in investing activities	(301,064)	(240,324)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	4,819	5,340
Borrowings under bank revolving credit facility, net	244,893	221,000
Borrowings/(repayments) of other debt, net	4,902	(13)
Acquisition related contingent consideration	—	(31,810)
Excess tax benefits from stock based compensation	6,846	1,683
Shares withheld for payment of employee payroll taxes	(8,409)	(1,373)
Net cash provided by financing activities	253,051	194,827
Effect of exchange rate changes on cash	(493)	3,995
Net increase in cash and cash equivalents	12,676	(3,589)
Cash and cash equivalents at beginning of period	29,895	27,517
Cash and cash equivalents at end of period	$42,571	$23,928
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BUSINESS
The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. Our products are marketed under many recognized brands, including Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, WestSoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, BluePrint®, Lima®, Danival®, GG UniqueFiberTM, Yves Veggie Cuisine®, Europe’s Best®, DeBoles®, Linda McCartney® (under license), The New Covent Garden Soup Co.®, Johnson’s Juice Co.®, Farmhouse Fare®, Cully & Sully®, Hartley’s®, Sun–Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®. Our personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia® natural skincare, Queen Helene® and Earth’s Best TenderCare® brands.
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

2.    BASIS OF PRESENTATION
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2012 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Please refer to the footnotes to our consolidated financial statements as of June 30, 2012 and for the fiscal year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.
All amounts in our consolidated financial statements and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated. Prior period amounts related to our discontinued operations (see Note 5) have been reclassified to conform to the current period presentation.

Newly Adopted Accounting Pronouncements

In the first quarter of fiscal 2013, we adopted new accounting guidance included in Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that the components of other comprehensive income (“OCI”) be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. In connection with the adoption of this standard, our condensed consolidated financial statements include a separate statement of comprehensive income.

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

This standard is effective for the Company’s first quarter of fiscal year 2014. The adoption of this new guidance will require additional disclosures and presentation of items impacting OCI but will not have an impact on our consolidated financial statements.

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$32,243	$21,081	$52,031	$33,720
Loss from discontinued operations, net of tax	(621)	(1,043)	(4,023)	(1,992)
Net income	$31,622	$20,038	$48,008	$31,728

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	45,942	44,158	45,480	44,044
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,413	1,494	1,482	1,460
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	47,355	45,652	46,962	45,504

Basic net income/(loss) per common share:
From continuing operations	$0.70	$0.48	$1.14	$0.77
From discontinued operations	(0.01)	(0.03)	(0.08)	(0.05)
Net income per common share - basic	$0.69	$0.45	$1.06	$0.72

Diluted net income/(loss) per common share:
From continuing operations	$0.68	$0.46	$1.11	$0.74
From discontinued operations	(0.01)	(0.02)	(0.09)	(0.04)
Net income per common share - diluted	$0.67	$0.44	$1.02	$0.70

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

Restricted stock awards totaling 351,000 were excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2012 as such awards are contingently issuable based on market or performance conditions and such conditions have not yet been achieved. There were 113,000 and 57,000 anti-dilutive stock options and restricted stock awards for the three and six months ended December 31, 2011, respectively.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $3,249 and $3,854 were expensed in the three and six months ended December 31, 2012, and $4,498 and $5,775 were expensed in the three and six months ended December 31, 2011, respectively. The expenses incurred in the first six months of fiscal 2013 primarily relate to the acquisitions of the assets and business of the BluePrint® brand and the brands from Premier Foods plc, each of which is discussed further below.
Fiscal 2013
On December 21, 2012, we acquired the assets and business of Zoe Sakoutis LLC, d/b/a BluePrint Cleanse (“BluePrint”), a nationally recognized leader in the raw juice category based in New York City, for $15,540 in cash (which remains subject to a working capital adjustment) and 174,267 shares of the Company’s common stock valued at $9,525. Additionally, contingent consideration of up to a maximum of approximately $83,700 is payable based upon the achievement of specified operating results during the two annual periods ending December 31, 2013 and 2014. The Company recorded $6,112 as the fair value of the contingent consideration at the acquisition date. The BluePrint® brand, which is part of our United States operating segment, expands our product offerings into a new category. The acquisition was funded with existing cash balances and borrowings under our Credit Agreement. The net sales and income before income taxes from continuing operations attributable to BluePrint were not significant in the three months ended December 31, 2012.

On November 1, 2012, we completed the disposal of our sandwich business, including the Daily BreadTM brand name, in the United Kingdom. The disposal transaction resulted in an exchange of businesses, whereby the Company acquired the fresh prepared fruit products business of Superior Food Limited in the United Kingdom in exchange for the Company’s sandwich business and a cash payment of £1,000 (approximately $1,600 at the transaction date exchange rate). Refer to Note 5, Discontinued Operations, for additional information.

On October 27, 2012, we completed the acquisition of a portfolio of market-leading packaged grocery brands including Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®, together with the manufacturing facility in Cambridgeshire, United Kingdom (the “UK Ambient Grocery Brands”) from Premier Foods plc. The product offerings acquired include jams, fruit spreads and jelly, peanut butter, honey and marmalade products. Consideration in the transaction consisted of £170,000 in cash (approximately $273,717 at the transaction date exchange rate) and 836,426 shares of the Company’s common stock valued at $48,061, and is subject to a working capital adjustment. The acquisition was funded with borrowings under our Credit Agreement and expands our product offerings in the United Kingdom into ambient grocery which we expect will help position the new expanded business as a top food and beverage supplier in the United Kingdom. Since the date of acquisition, net sales of $48,196 and income before income taxes from continuing operations of $7,875 were included in the Condensed Consolidated Statement of Income for the three and six months ended December 31, 2012. These results for the UK Ambient Grocery Brands since the date of acquisition on October 27, 2012 do not include all of the selling, general and administrative expenses required to properly support the future operations of the acquired business as these brands were acquired without such functions and the build of the required infrastructure and integration are ongoing.

On August 20, 2012, we completed the sale of our private-label chilled ready meals business in the United Kingdom (the “CRM business”). Total consideration received was £10,000 (approximately $15,700 at the transaction date exchange rate), which remains subject to a working capital adjustment with the purchaser. We recognized a preliminary loss on disposal of $2,503 ($3,086 after-tax, which includes the write-off of certain deferred tax assets) during the six months ended December 31, 2012, which is included within “Loss from discontinued operations, net of tax” in the Condensed Consolidated Statements of Income. Refer to Note 5, Discontinued Operations, for additional information.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2013 acquisitions:

	UK Ambient Grocery Brands	BluePrint	Total
Purchase price:
Cash paid	$273,717	$15,540	$289,257
Equity issued	48,061	9,525	57,586
Fair value of contingent consideration	—	6,112	6,112
	$321,778	$31,177	$352,955
Allocation:
Current assets	$29,001	$2,714	$31,715
Property, plant and equipment	48,000	3,173	51,173
Identifiable intangible assets	96,533	14,850	111,383
Assumed liabilities	(1,798)	(1,969)	(3,767)
Deferred income taxes	(22,203)	—	(22,203)
Goodwill	172,245	12,409	184,654
	$321,778	$31,177	$352,955

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

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Preliminary identifiable intangible assets acquired consisted of customer relationships valued at $36,988 with a weighted average estimated useful life of 18.7 years, a non-compete arrangement valued at $550 with an estimated life of three years, and trade names valued at $73,845 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of the acquisition of the UK Ambient Grocery Brands is not expected to be deductible for tax purposes.

Fiscal 2012
On April 27, 2012, we acquired Cully & Sully Limited (“Cully & Sully”), a marketer of branded natural chilled soups, savory pies and hot pots in Ireland, for €10,460 in cash, net (approximately $13,835 at the transaction date exchange rate), and contingent consideration of up to €4,500 (approximately $5,952 at the transaction date exchange rate) based upon the achievement of specified operating results during the period through June 30, 2014. The acquisition, which is part of our United Kingdom operating segment, provides us entry into the Irish marketplace and complements our existing United Kingdom product offerings. The acquisition was funded with existing cash balances.
On October 25, 2011, we acquired the Daniels Group (“Daniels”) in the United Kingdom, for £146,532 in cash, net (approximately $233,822 at the transaction date exchange rate), and up to £13,000 (approximately $20,500 at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. The transaction date fair value of the contingent consideration ($15,637) was subsequently reversed with a corresponding reduction of expense in the fourth quarter of fiscal 2012. The acquisition was funded with borrowings under our revolving credit facility. Daniels is a leading marketer and manufacturer of natural chilled foods, including three leading brands – The New Covent Garden Soup Co.®, Johnson’s Juice Co.® and Farmhouse Fare®. Daniels also offers fresh prepared fruit products and, at the time of acquisition, offered chilled ready meals. During the third quarter of fiscal 2012, the Company decided to sell the Daniels private label chilled ready meals operations. Refer to Note 5, Discontinued Operations, for additional information. Daniels’ product offerings are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels helped extend our presence into one of the fastest-growing food categories in the United Kingdom and provides an ongoing platform for the growth of our combined operations. We also believe the acquisition provides us with the scale in our international operations to allow us to introduce some of our existing brands in the marketplace in a more meaningful way.

On October 5, 2011 we acquired the assets and business of the Europe’s Best® brand of frozen fruit and vegetable products through our wholly-owned Hain Celestial Canada subsidiary for $9,513 in cash. The Europe’s Best product line includes premium frozen fruit and vegetable products distributed in Canada. The acquisition provided us entry into a new category and complements our existing product offerings.
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

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $59,602 with a weighted average estimated useful life of 11.0 years, a non-compete arrangement valued at $820 with an estimated useful life of three years, and trade names valued at $57,506 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of the Daniels and Cully & Sully acquisitions is not deductible for tax purposes.

Unaudited Proforma Results of Continuing Operations
The following table provides unaudited pro forma results of continuing operations for the three and six months ended December 31, 2012 and 2011, as if all of the above acquisitions had been completed at the beginning of fiscal year 2012. The following pro forma combined results of continuing operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales from continuing operations	$481,090	$450,722	$909,650	$841,441
Income from continuing operations	$35,434	$33,740	$64,926	$51,864
Net income per common share from continuing operations - diluted	$0.74	$0.72	$1.36	$1.12

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

5.    DISCONTINUED OPERATIONS

During the third quarter of fiscal 2012, the Company made the decision to sell the CRM business, which was acquired in October 2011 as part of the acquisition of Daniels. The sale of the CRM business was completed on August 20, 2012. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich business, including the Daily BreadTM brand name, in the United Kingdom. The disposal of the sandwich business was completed on November 1, 2012. Operating results for the CRM business, which have been included in the Company’s consolidated financial statements for the period subsequent to the October 2011 acquisition, and the sandwich business have been classified as discontinued operations for all periods presented.

Summarized results of our discontinued operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales	$3,082	$20,716	$15,313	$26,238
Operating loss	$(729)	$(1,266)	$(1,176)	$(2,242)
Loss on sale of business, net of tax	$—	$—	$(3,086)	$—
Loss from discontinued operations, net of tax	$(621)	$(1,043)	$(4,023)	$(1,992)

The major classes of assets and liabilities of the CRM and sandwich businesses as of June 30, 2012 are presented in the following table. All assets and liabilities have been classified as current in the Condensed Consolidated Balance Sheets as the sales were expected to occur within the next twelve months at that date.

Accounts receivable and inventory	$17,710
Other assets	4,089
Property, plant and equipment	6,850
Intangible assets	1,449
Total assets of businesses held for sale	$30,098

Accounts payable and accrued expenses	$12,012
Deferred taxes	1,324
Total liabilities of businesses held for sale	$13,336

6.    INVENTORIES
Inventories consisted of the following:

	December 31, 2012	June 30, 2012
Finished goods	$155,738	$118,538
Raw materials, work-in-progress and packaging	78,540	67,902
	$234,278	$186,440

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31, 2012	June 30, 2012
Land	$16,663	$10,905
Buildings and improvements	57,061	47,640
Machinery and equipment	258,112	195,392
Furniture and fixtures	8,077	7,846
Leasehold improvements	9,537	7,363
Construction in progress	3,596	4,916
	353,046	274,062
Less: Accumulated depreciation and amortization	134,876	125,587
	$218,170	$148,475

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2012 were as follows:

	US	United Kingdom	Rest of World	Total
Balance at June 30, 2012	$512,117	$120,600	$69,839	$702,556
Acquisition activity	12,409	172,245	—	184,654
Translation and other adjustments, net	—	4,821	1,890	6,711
Balance at December 31, 2012	$524,526	$297,666	$71,729	$893,921
The Company performs its annual test for goodwill impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below their carrying value, an interim test is performed.
Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At December 31, 2012, included in trademarks and other intangible assets on the balance sheet are $151,834 of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives of 3 to 20 years. The following table reflects the components of trademarks and other intangible assets:

	December 31, 2012	June 30, 2012
Non-amortized intangible assets:
Trademarks and tradenames	$307,459	$230,945
Amortized intangible assets:
Other intangibles	151,834	108,504
Less: accumulated amortization	(34,937)	(29,071)
Net carrying amount	$424,356	$310,378

Amortization expense included in continuing operations was as follows:

	Three Months Ended December 31,		Six Months ended December 31,
	2012	2011	2012	2011
Amortization of intangible assets	$2,892	$2,211	$5,577	$3,735

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2013	2014	2015	2016	2017
Estimated amortization expense	$11,624	$12,666	$12,544	$11,450	$11,133
The weighted average remaining amortization period of amortized intangible assets is 11.9 years.

9.    LONG-TERM DEBT AND CREDIT FACILITY
Long-term debt consisted of the following:

	December 31, 2012	June 30, 2012
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	484,922	240,000
Other borrowings	5,581	584
	640,503	390,584
Current Portion	5,393	296
	$635,110	$390,288
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of December 31, 2012, $150,000 of the senior notes was outstanding.
On August 31, 2012, we amended our existing credit agreement. The Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with an $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.00 to 1.00 and a consolidated leverage ratio (as defined) of no more than 3.50 to 1.00, which consolidated leverage ratio may increase to no more than 4.00 to 1.00 for the four full fiscal quarters following a permitted acquisition. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of December 31, 2012, there were $484,922 of borrowings outstanding under the Credit Agreement.
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
We also maintain a short-term borrowing arrangement in the United Kingdom that permits borrowings, up to a limit of £10,000, based on a defined percentage of the value of sales invoices and receivables. The outstanding borrowings under this arrangement as of December 31, 2012 were $5,152 and are classified as current liabilities in the Condensed Consolidated Balance Sheet.

10.    INCOME TAXES
The effective income tax rate from continuing operations was 34.0% and 35.7% for the three months ended December 31, 2012 and 2011, respectively, and 31.7% and 36.6% for the six months ended December 31, 2012 and 2011, respectively. The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The effective tax rate for the three and six months ended December 31, 2012 was lower than the comparable periods of the prior year primarily as a result of the acquisitions of Daniels and the UK Ambient Grocery Brands in the United Kingdom and the increased income in its lower tax rate jurisdiction. Additionally, a discrete adjustment of $1,793 was recorded during the six months ended December 31, 2012 primarily consisting of a reduction in the carrying value of net deferred tax liabilities resulting from a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2013. Prior to the acquisition of Daniels, no tax benefits were recorded for losses incurred in the United Kingdom. The Company will continue to maintain a valuation allowance on its net deferred tax assets related to those carryforward losses until an appropriate level of profitability is attained such that the losses may be utilized. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance.
The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of state and local income taxes. There were no material changes in unrecognized tax benefits during the first six months of fiscal 2013.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) as reflected on the balance sheet consisted of the following:

	December 31, 2012	June 30, 2012
Foreign currency translation adjustment	$8,990	$(5,670)
Unrealized gain/(loss) on available for sale securities	3,499	17
Deferred gains/(losses) on hedging instruments	(231)	270
Total accumulated other comprehensive income/(loss)	$12,258	$(5,383)

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
Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Compensation cost (included in selling, general and administrative expense)	$3,709	$1,969	$6,601	$3,763
Related income tax benefit	$1,422	$767	$2,519	$1,466
Stock Options
A summary of our stock option activity for the six months ended December 31, 2012 is as follows:

	2012	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	2,580,433	$18.00
Exercised	(253,296)	$19.02
Options outstanding at December 31, 2012	2,327,137	$17.89	2.7	$84,548
Options exercisable at December 31, 2012	2,079,667	$18.48	2.7	$74,319

	Six Months Ended December 31,
	2012	2011
Intrinsic value of options exercised	$12,475	$5,964
Cash received from stock option exercises	$4,819	$5,340
Tax benefit recognized from stock option exercises	$3,921	$1,801

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the period and the exercise price) that would have been received by the option holders had all options been exercised on December 31, 2012. This value will change based on the fair market value of the Company’s common stock. At December 31, 2012, there was $309 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 0.7 years.
Restricted Stock
A summary of our restricted stock and restricted share units activity for the six months ended December 31, 2012 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2012	487,409	$29.94
Granted	561,532	$45.60
Vested	(262,050)	$26.05
Forfeited	(3,929)	$31.88
Non-vested restricted stock and restricted share units at December 31, 2012	782,962	$42.43

	Six Months Ended December 31,
	2012	2011
Fair value of restricted stock and restricted share units granted	$25,606	$8,193
Fair value of shares vested	$16,316	$2,592
Tax benefit recognized from restricted shares vesting	$6,172	$990
On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman and Chief Executive Officer. The Agreement provides for a grant of 400,000 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 100,000 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five (45) consecutive trading day period during which the average closing price of the Company’s common stock on the NASDAQ Global Select Market equals or exceeds the following prices: $62.50, $72.50, $82.50 and $100.00, respectively, the market condition for each increment of 100,000 Shares will be satisfied. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 100,000 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which is expected to be recognized over a weighted-average period of approximately 4.6 years. On September 28, 2012, the first market condition was satisfied, and as such, the first tranche of 100,000 Shares is expected to vest in equal amounts through September 28, 2017.

At December 31, 2012, $25,970 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 3.0 years.
Long-Term Incentive Plan
The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of two two-year performance-based long-term incentive plans (the “2012-2013 LTIP” and the “2013-2014 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over each two year period. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.
The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the 2002 Long-Term Incentive and Stock Award Plan, as in effect and as amended from time to time. Upon the adoption of the 2012-2013 LTIP and the 2013-2014 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock), for a portion of the individual target awards (the “Initial Equity Grants”). A portion of these Initial Equity Grants are subject to time vesting requirements and a portion are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.
The Compensation Committee determined that the target values previously set under the LTI Plan covering the 2011 and 2012 fiscal years (the “2011-2012 LTIP”) were achieved and approved the payment of awards to the participants. The awards totaled $7,181 after deducting the value of the Initial Equity Grants and were settled by the issuance of 108,345 unrestricted shares of the Company’s common stock in the first quarter of fiscal 2013. The Company has determined that the achievement of certain of the performance goals for the 2012-2013 LTIP and the 2013-2014 LTIP is probable and, accordingly, recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $1,602 and $3,437 for the three and six months ended December 31, 2012, respectively. There was $1,839 and $3,567 of expense recorded for the three and six months ended December 31, 2011, respectively, related to these plans.

13.    INVESTMENTS AND JOINT VENTURES
Equity method investments
At December 31, 2012, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting. The carrying value of our investment of $26,652 and advances to HPP of $8,044 are included in the Condensed Consolidated Balance Sheets in “Investments and joint ventures.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP in June 2009 and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility. HPP repaid $2,100 of the advances during the six months ended December 31, 2012. The balance of the advances are due no later than July 1, 2014.
At December 31, 2012, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med. HHO markets and distributes co-branded infant and toddler feeding products and markets and distributes selected Company brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $2,430 are included in the Condensed Consolidated Balance Sheets in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $12,469 at December 31, 2012 and $6,725 at June 30, 2012 (cost basis of $6,696 as of both dates) and is included in “Investments and joint ventures,” with the related unrealized gain, net of tax, included in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7,800	—	$7,800	—
Forward foreign currency contracts	62	—	62	—
Available for sale securities	12,469	$12,469	—	—
	$20,331	$12,469	$7,862	—
Liabilities:
Forward foreign currency contracts	$260	—	$260	—
Contingent consideration, of which $12,726 is noncurrent	12,726	—	—	$12,726
Total	$12,986	—	260	$12,726

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$300	—	$300	—
Forward foreign currency contracts	361	—	361	—
Available for sale securities	6,725	$6,725	—	—
	$7,386	$6,725	$661	—
Liabilities:
Contingent consideration, of which $6,207 is noncurrent	$6,582	—	—	$6,582
Total	$6,582	—	$—	$6,582
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

In connection with the acquisitions of the assets and business of BluePrint in December 2012, Cully & Sully in April 2012 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities (weighted average discount rate of 13.5% for the current outstanding liabilities). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts. A one percentage point change in the discount rates used would result in a change to the recorded liability of approximately $200 as of December 31, 2012.
The following table summarizes the Level 3 activity:

Six Months Ended December 31, 2012
Balance at June 30, 2012	$6,582
Preliminary fair value of contingent consideration	6,112
Contingent consideration adjustment and accretion of liability from application of appropriate discounting, net	(234)
Translation adjustment	266
Balance at December 31, 2012	$12,726
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended December 31, 2012.
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
The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at December 31, 2012 were $22,500 and $198 of net liabilities. There were $16,550 of notional amount and $361 of net assets of foreign exchange derivative contracts outstanding at June 30, 2012. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.
The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the three months ended December 31, 2012 and 2011, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the six months ended December 31, 2012.

The impact on OCI from foreign exchange contracts that qualified as cash flow hedges was as follows:

Six Months Ended December 31, 2012
Balance at June 30, 2012	$270
Cash flow hedges deferred in OCI	(558)
Changes in deferred taxes	57
Balance at December 31, 2012	$(231)

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

Net sales and operating profit are the primary measures used by our Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. Our CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and other.” Corporate and other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses and restructuring charges are included in “Corporate and other.” Expenses that are managed centrally but can be attributed to a segment, such as employee benefits, are principally allocated based on headcount. Assets are reviewed by the CODM on a consolidated basis and are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Prior period information has been recast to conform to the current year presentation. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net Sales:
United States (1)	$280,415	$259,153	$533,062	$492,795
United Kingdom	120,167	56,417	178,115	67,655
Rest of World (1)	54,737	49,267	103,949	91,224
	$455,319	$364,837	$815,126	$651,674

Operating Income:
United States	$47,582	$41,760	$84,099	$73,492
United Kingdom	12,076	3,362	11,050	2,240
Rest of World	4,268	2,630	8,674	4,810
	$63,926	$47,752	$103,823	$80,542
Corporate and other (2)	(12,682)	(11,548)	(20,303)	(20,501)
	$51,244	$36,204	$83,520	$60,041

(1)
Net sales in the United States were impacted by the shift in sales responsibilities in Canada for the Sensible Portions brand to the Company’s Canadian operations in fiscal year 2013, which accounted for $2,800 and $5,686 included in United States sales for the three and six months ended December 31, 2011, respectively.

(2)
Includes $3,775 and $4,921 of acquisition related and integration expenses for the three months ended December 31, 2012 and 2011, respectively, and $4,416 and $6,452 for the six months ended December 31, 2012 and 2011, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	December 31, 2012	June 30, 2012
United States	$142,433	$130,522
United Kingdom	116,379	54,240
Canada	11,287	11,607
Continental Europe	23,023	15,482
	$293,122	$211,851

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the December 31, 2012 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company’s private-label chilled ready meals and sandwich businesses, including the Daily BreadTM brand name, in the United Kingdom, have been reclassified as discontinued operations for all periods presented.

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
The global economic environment has been uncertain and challenging and we expect that to continue. With the recent acquisitions we have made, a larger proportion of our sales take place outside of the United States. A deterioration in economic conditions in the areas in which we operate may have an adverse impact on our sales volumes and profitability. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions and wage and employment levels.
In the United States, we have experienced increased consumer consumption in recent years, which we expect to continue to support with expanded distribution, efficient use of promotional allowances and the introduction of innovative new products. In the United Kingdom, with the recent acquisition of the UK Ambient Grocery Brands and with the upcoming commencement of a long-term program with a major retailer, we have undertaken an evaluation of and implemented a program to discontinue certain of our sales which do not meet our profitability objectives. Energy and commodity prices continue to be volatile and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. We have taken, and will continue to take measures, to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.

Recent Developments
On December 21, 2012, we acquired the assets and business of Zoe Sakoutis LLC, d/b/a BluePrint Cleanse (“BluePrint”), a nationally recognized leader in the raw juice category based in New York City, for $25.1 million, including $15.5 million in cash (which remains subject to a working capital adjustment) and 174,267 shares of the Company’s common stock, valued at $9.5 million. Additionally, contingent consideration is payable based upon the achievement of specified operating results during the two annual periods ending December 31, 2013 and 2014. The BluePrint® brand, which is part of our United States operating segment, expands our product offerings into a new category.

During the third quarter of fiscal 2012, the Company made the decision to sell its private-label chilled ready meals (“CRM”) business in the United Kingdom, which was acquired in October 2011 as part of the acquisition of the Daniels Group (“Daniels”). The sale of the CRM business was completed on August 20, 2012. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich operations, including the Daily BreadTM brand name in the United Kingdom. The disposal of the sandwich business was completed on November 1, 2012 and resulted in an exchange of businesses with the other party, whereby the Company acquired the fresh prepared fruit products business of Superior Food Limited in the United Kingdom in exchange for the Company’s sandwich business and a cash payment of £1.0 million (approximately $1.6 million at the transaction date exchange rate). Operating results for the CRM business, which have been included in the Company’s consolidated financial statements for the period subsequent to the October 2011 acquisition, and the sandwich business have been classified as discontinued operations for all periods presented.

On October 27, 2012, the Company completed the acquisition of a portfolio of market-leading packaged grocery brands including Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®, together with the manufacturing facility in Cambridgeshire, United Kingdom (the “UK Ambient Grocery Brands”) from Premier Foods plc. The product offerings acquired include jams, fruit spreads and jelly, peanut butter, honey and marmalade. Consideration in the transaction consisted of £170 million in cash (approximately $273.7 million at the transaction date exchange rate) and 836,426 shares of the Company’s common stock valued at $48.1 million, and is subject to a working capital adjustment. The cash portion of the consideration was funded with borrowings under our Credit Agreement. We believe this acquisition further expands our business in the United Kingdom and helps position the new expanded business as a top food and beverage supplier in the United Kingdom.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2012

Net Sales
Net sales for the three months ended December 31, 2012 were $455.3 million, an increase of $90.5 million, or 24.8%, from net sales of $364.8 million for the three months ended December 31, 2011.

The net sales increase primarily resulted from an increase in sales of $21.3 million in the United States from improved consumption and expanded distribution as well as an increase of $63.8 million in the United Kingdom primarily due to the acquisitions of Daniels in the second quarter of the prior fiscal year and the UK Ambient Grocery Brands in the second quarter of the current fiscal year. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the three months ended December 31, 2012 was $130.8 million, an increase of $26.2 million, or 25.0%, from gross profit of $104.6 million in last year’s second quarter. Gross profit for both the three months ended December 31, 2012 and 2011 was 28.7% of net sales. Our gross profit percentage benefited from a favorable mix of product sales and productivity improvements, offset by the margin impact related to the inclusion of Daniels and the UK Ambient Grocery Brands (which operate at slightly lower relative margins) in the current year and increases in certain input costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $75.7 million for the three months ended December 31, 2012, an increase of $12.3 million, or 19.4%, from $63.5 million in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets. Selling, general and administrative expenses as a percentage of net sales was 16.6% in the second quarter of the current fiscal year and 17.4% in last year’s second quarter, a decrease of 80 basis points primarily related to the inclusion of Daniels and the UK Ambient Grocery Brands which operates with lower relative expenses, as well as the integration of certain functions in the United Kingdom into the Daniels operations and our continued focused on leveraging our existing expense base.

Acquisition Related Expenses and Integration Charges
We incurred acquisition and integration related expenses aggregating $3.8 million for the three months ended December 31, 2012, which were primarily related to the acquisitions of the UK Ambient Grocery Brands and BluePrint, and to a lesser extent ongoing integration activities in the United Kingdom. We incurred acquisition and integration related expenses aggregating $4.9 million for the three months ended December 31, 2011, which was primarily related to the acquisition of Daniels.

Operating Income
Operating income for the three months ended December 31, 2012 was $51.2 million, an increase of $15.0 million, or 41.5%, from $36.2 million for the three months ended December 31, 2011. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 11.3% in the second quarter of fiscal 2013 compared with 9.9% in last year’s second quarter. The increase in operating income percentage is attributable to the continued leverage of the Company’s existing expense base and the decrease in acquisition related expenses recorded during fiscal 2013.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $3.3 million for the three months ended December 31, 2012 compared to $4.6 million for the three months ended December 31, 2011. Net interest expense totaled $4.7 million for the three months ended December 31, 2012, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense for the three months ended December 31, 2011 was $4.2 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the net proceeds of which were used to purchase the UK Ambient Grocery Brands during the current quarter and Daniels during the second quarter of the prior fiscal year, offset partially by lower interest accretion on contingent consideration due to payments that were made during the first and second quarters of fiscal 2012. Other expenses, net, for the three months ended December 31, 2012 included approximately $1.3 million of realized gains on the forward purchases of British Pounds Sterling to fund the acquisition of the UK Ambient Grocery Brands.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in earnings of our equity-method investees for the three months ended December 31, 2012 and 2011 was $47.9 million and $31.6 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $16.3 million for the three months ended December 31, 2012 compared to $11.3 million for the three months ended December 31, 2011. Our effective income tax rate from continuing operations was 34.0% of pre-tax income in the second quarter of fiscal 2013 compared to 35.7% in the prior year’s second quarter.
The effective tax rate for the three months ended December 31, 2012 was lower than the comparable period of the prior year primarily as a result of the acquisitions of Daniels and the UK Ambient Grocery Brands in the United Kingdom and the increased income in their lower tax rate jurisdiction.
The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of state and local income taxes. There were no material changes in unrecognized tax benefits during the second quarter of fiscal 2013.

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the three months ended December 31, 2012 was $0.6 million compared to $0.8 million for the three months ended December 31, 2011. The income in the current and prior quarters relates to the income from HPP, offset partially by losses from HHO as they continue to develop the Asian markets for our products.

Income From Continuing Operations
Income from continuing operations for the three months ended December 31, 2012 and 2011 was $32.2 million and $21.1 million, or $0.68 and $0.46 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the three months ended December 31, 2012 was $0.6 million compared to a loss of $1.0 million for the three months ended December 31, 2011. Net sales included within discontinued operations was $3.1 million and $20.7 million during the three months ended December 31, 2012 and 2011, respectively. The decrease in sales relates to the disposal of the CRM business on August 20, 2012. The operating loss included within discontinued operations was $0.7 million and $1.3 million for the respective periods.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended December 31, 2012 and 2011.

Our operations are organized and managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. The United States and the United Kingdom are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.” The Corporate category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses and restructuring charges are included in Corporate and other. Refer to Note 16, Segment Information, for additional details.

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 12/31/12	$280,415	$120,167	$54,737	$—	$455,319
Net sales - Three months ended 12/31/11	$259,153	$56,417	$49,267	$—	$364,837
% change	8.2%	113.0%	11.1%		24.8%

Operating income - Three months ended 12/31/12	$47,582	$12,076	$4,268	$(12,682)	$51,244
Operating income - Three months ended 12/31/11	$41,760	$3,362	$2,630	$(11,548)	$36,204
% change	13.9%	259.2%	62.3%		41.5%

Operating income margin - Three months ended 12/31/12	17.0%	10.0%	7.8%		11.3%
Operating income margin - Three months ended 12/31/11	16.1%	6.0%	5.3%		9.9%

(1) Includes $3.8 million and $4.9 million of acquisition related and integration expenses for the three months ended December 31, 2012 and 2011, respectively.

Our net sales in the United States for the three months ended December 31, 2012 were $280.4 million, an increase of $21.3 million, or 8.2%, from net sales of $259.2 million in the prior year’s quarter. The sales increase was directly related to continued improved consumption and expanded distribution with strong contributions from many of our brands, including Celestial Seasonings, Earth’s Best, Garden of Eatin’, Imagine, MaraNatha, The Greek Gods and Alba Botanica. Operating income in the United States for the three months ended December 31, 2012 was $47.6 million, an increase of $5.8 million, or 13.9%, from operating income of $41.8 million in the prior year’s second quarter. Additionally, operating income as a percentage of net sales in the United States increased to 17.0% from 16.1% during these periods. The improvement primarily resulted from the continued leverage of the Company’s expense base, price increases and productivity improvements, offset partially by certain higher input costs. Additionally, sales in the United States were impacted by the shift in sales responsibilities in Canada for the Sensible Portions brand to the Company’s Canadian operations in fiscal year 2013, which accounted for $2.8 million included in United States sales for the second quarter of fiscal year 2012.
Our net sales in the United Kingdom for the three months ended December 31, 2012 were $120.2 million, an increase of $63.8 million, or 113.0%, from net sales of $56.4 million in the prior year’s quarter. The sales increase was primarily a result of the acquisition of the UK Ambient Grocery Brands during the current quarter, which accounted for $48.2 million of net sales, and to a lesser extent the acquisition of Daniels during the prior year’s quarter. Operating income in the United Kingdom for the three months ended December 31, 2012 was $12.1 million, an increase of $8.7 million, from operating income of $3.4 million in the prior year’s quarter. The increase is a result of the aforementioned acquisitions, which both generate operating income, offset partially by losses incurred for the Company’s pre-existing business as integration activities in the segment are ongoing.
Our net sales in the Rest of World were $54.7 million for the three months ended December 31, 2012, an increase of $5.5 million, or 11.1%, from the prior year’s quarter. The increase was primarily the result of expanded distribution and increased promotional activity. Operating income as a percentage of net sales increased to 7.8% from 5.3%, reflecting the continued leveraging of the existing cost structure.

SIX MONTHS ENDED DECEMBER 31, 2012

Net Sales
Net sales for the six months ended December 31, 2012 were $815.1 million, an increase of $163.5 million, or 25.1%, from net sales of $651.7 million for the six months ended December 31, 2011.

The net sales increase primarily resulted from an increase in sales of $40.3 million in the United States from improved consumption and expanded distribution as well as an increase of $110.5 million in the United Kingdom primarily due to the acquisition of Daniels in the second quarter of the prior fiscal year and the UK Ambient Grocery Brands in the second quarter of the current fiscal year. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the six months ended December 31, 2012 was $226.0 million, an increase of $41.6 million, or 22.6%, from gross profit of $184.4 million in last year’s period. Gross profit for the six months ended December 31, 2012 was 27.7% of net sales compared to 28.3% of net sales in last year’s period. The change in gross profit percentage resulted from the mix of product sales, including the margin impact related to the inclusion of Daniels and the UK Ambient Grocery Brands (which operate at slightly lower relative margins) in the current year. In addition, we experienced increases in certain input costs, offset partially by productivity improvements.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $138.0 million for the six months ended December 31, 2012, an increase of $20.1 million, or 17.1%, from $117.9 million in last year’s period. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets. Selling, general and administrative expenses as a percentage of net sales was 16.9% in the first quarter of the current fiscal year and 18.1% in the prior fiscal year, a decrease of 120 basis points primarily related to the inclusion of Daniels which operates with lower relative expenses, as well as the integration of certain functions in the United Kingdom into the Daniels operations and our continued focused on leveraging our existing expense base.

Acquisition Related Expenses and Integration Charges
We incurred acquisition and integration related expenses aggregating $4.4 million for the six months ended December 31, 2012, which were primarily related to the acquisitions of the UK Ambient Grocery Brands and BluePrint, and to a lesser extent ongoing integration activities in the United Kingdom. We incurred acquisition and integration related expenses aggregating $6.5 million for the six months ended December 31, 2011, which was primarily related to the acquisition of Daniels and to a lesser extent $0.9 million of additional contingent consideration related to the Sensible Portions acquisition.

Operating Income
Operating income for the six months ended December 31, 2012 was $83.5 million, an increase of $23.5 million, or 39.1%, from $60.0 million for the six months ended December 31, 2011. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.2% in the first six months of fiscal 2013 compared with 9.2% in the prior year period. The increase in operating income percentage is attributable to the continued leverage of the Company’s existing expense base and the decrease in acquisition related expenses recorded during fiscal 2013.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $7.2 million for the six months ended December 31, 2012 compared to $8.2 million for the six months ended December 31, 2011. Net interest expense totaled $8.7 million for the six months ended December 31, 2012, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense for the six months ended December 31, 2011 was $7.3 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the net proceeds of which were used to purchase the UK Ambient Grocery Brands during the current quarter and Daniels during the second quarter of the prior fiscal year, offset partially by lower interest accretion on contingent consideration due to payments that were made during the first and second quarters of fiscal 2012. Other expenses, net, for the six months December 31, 2012 included approximately $1.3 million of realized gains on the forward purchases of British Pounds Sterling to fund the acquisition of the UK Ambient Grocery Brands.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in earnings of our equity-method investees for the six months ended December 31, 2012 and 2011 was $76.3 million and $51.9 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $24.2 million for the six months ended December 31, 2012 compared to $19.0 million for the six months ended December 31, 2011. Our effective income tax rate from continuing operations was 31.7% of pre-tax income in the first six months of fiscal 2013 compared to 36.6% in the prior year period.
The effective tax rate for the six months ended December 31, 2012 was lower than the comparable periods of the prior year primarily as a result of the acquisitions of Daniels and the UK Ambient Grocery Brands in the United Kingdom and the increased income in their lower tax rate jurisdiction. Additionally, a discrete adjustment of $1.8 million was recorded during the six months ended December 31, 2012 primarily consisting of a reduction in the carrying value of net deferred tax liabilities resulting from a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2013.
The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of state and local income taxes. There were no material changes in unrecognized tax benefits during the first six months of fiscal 2013.

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the six months ended December 31, 2012 was a loss of $0.1 million compared to income of $0.8 million for the six months ended December 31, 2011. The loss in the current period was primarily due to HHO as they continue to develop the Asian markets for our products, which more than offset the current earnings from HPP.

Income From Continuing Operations
Income from continuing operations for the six months ended December 31, 2012 and 2011 was $52.0 million and $33.7 million, or $1.11 and $0.74 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the six months ended December 31, 2012 was $4.0 million compared to a loss of $2.0 million for the six months ended December 31, 2011. Net sales included within discontinued operations was $15.3 million and $26.2 million during the six months ended December 31, 2012 and 2011, respectively. The decrease in sales primarily relates to the disposal of the CRM business on August 20, 2012. The operating loss included within discontinued operations was $1.2 million and $2.2 million for the respective periods. In addition, during the six months ended December 31, 2012 we recorded a $3.1 million loss on disposal of the CRM business.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the six months ended December 31, 2012 and 2011.

Our operations are organized and managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. The United States and the United Kingdom are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.” The Corporate category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses and restructuring charges are included in Corporate and other. Refer to Note 16, Segment Information, for additional details.

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - six months ended 12/31/12	$533,062	$178,115	$103,949	$—	$815,126
Net sales - six months ended 12/31/11	$492,795	$67,655	$91,224	$—	$651,674
% change	8.2%	163.3%	13.9%		25.1%

Operating income - six months ended 12/31/12	$84,099	$11,050	$8,674	$(20,303)	$83,520
Operating income - six months ended 12/31/11	$73,492	$2,240	$4,810	$(20,501)	$60,041
% change	14.4%	393.3%	80.3%		39.1%

Operating income margin - six months ended 12/31/12	15.8%	6.2%	8.3%		10.2%
Operating income margin - six months ended 12/31/11	14.9%	3.3%	5.3%		9.2%

(1) Includes $4.4 million and $6.5 million of acquisition related and integration expenses for the six months ended December 31, 2012 and 2011, respectively.

Our net sales in the United States for the six months ended December 31, 2012 were $533.1 million, an increase of $40.3 million, or 8.2%, from net sales of $492.8 million in the prior year’s period. The sales increase was directly related to continued improved consumption and expanded distribution with strong contributions from many of our brands, including Celestial Seasonings, Earth’s Best, Garden of Eatin’, Imagine, MaraNatha, The Greek Gods and Alba Botanica. Operating income in the United States for the six months ended December 31, 2012 was $84.1 million, an increase of $10.6 million, or 14.4%, from operating income of $73.5 million in the prior year’s period. Additionally, operating income as a percentage of net sales in the United States increased to 15.8% from 14.9% during these periods. The improvement primarily resulted from the continued leverage of the Company’s expense base, price increases and productivity improvements, offset partially by certain higher input costs. Additionally, sales in the United States were impacted by the shift in sales responsibilities in Canada for the Sensible Portions brand to the Company’s Canadian operations in fiscal year 2013, which accounted for $5.7 million included in United States sales for the first six months of fiscal year 2012.
Our net sales in the United Kingdom for the six months ended December 31, 2012 were $178.1 million, an increase of $110.5 million, or 163.3%, from net sales of $67.7 million in the prior year’s period. The sales increase was primarily a result of the acquisitions of the UK Ambient Grocery Brands during the current year’s second quarter, which accounted for $48.2 million of net sales, and Daniels during the prior year’s second quarter. Operating income in the United Kingdom for the six months ended December 31, 2012 was $11.1 million, an increase of $8.8 million, from operating income of $2.2 million in the prior year’s period. The increase is a result of the aforementioned acquisitions, which both generate operating income, offset partially by losses incurred for the Company’s pre-existing business as integration activities in the segment are ongoing.
Our net sales in the Rest of World were $103.9 million for the six months ended December 31, 2012, an increase of $12.7 million, or 13.9%, from the prior year period. The increase was primarily the result of increased sales in Canada due to the acquisition of the Europe’s Best brand in the second quarter of fiscal 2012, as well as expanded distribution and increased promotional activity. This increase was offset partially by the impact of foreign exchange rates, which resulted in decreased net sales of $3.5 million. Operating income as a percentage of net sales increased to 8.3% from 5.3%, reflecting the continued leveraging of the existing cost structure.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance was $42.6 million at December 31, 2012, an increase of $12.7 million from June 30, 2012, the end of fiscal 2012. Our working capital was $279.4 million at December 31, 2012, an increase of $33.4 million from $246.0 million at the end of fiscal 2012. The increase was due principally to a $98.6 million increase of accounts receivable and inventory, which was primarily related to the acquisition of the UK Ambient Grocery Brands and an increase of the Company’s cash balances, offset partially by a $58.9 million increase in accounts payable and accrued expenses, which was also primarily related to the acquired business, and a net decrease of $16.8 million of net assets being held for sale as a result of the disposal of the CRM business that was completed during the current period.
Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. With the current exception of Canada, it is the Company’s current intent to permanently reinvest these funds held outside the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2012, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.
Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,
(amounts in thousands)	2012	2011
Cash flows provided by (used in):
Operating activities	$61,182	$37,913
Investing activities	(301,064)	(240,324)
Financing activities	253,051	194,827
Exchange rate changes	(493)	3,995
Net increase/(decrease) in cash	$12,676	$(3,589)

Net cash provided by operating activities was $61.2 million for the six months ended December 31, 2012, compared to $37.9 million provided during the six months ended December 31, 2011. The increase in cash provided by operations resulted from a $21.2 million increase in net income and other non-cash items, as well as a $2.1 million increase due to changes in our working capital. The net increase in cash provided by changes in operating assets and liabilities primarily resulted from the timing of income tax payments.
In the six months ended December 31, 2012, cash used in investing activities was $301.1 million, of which $290.9 million was used to acquire the UK Ambient Grocery Brands, BluePrint and the fresh prepared fruit products business of Superior Food Limited. We also used $24.9 million for capital expenditures as discussed further below. These amounts were partially offset by $13.6 million of net cash received during the period from the closing of the sale of the private-label chilled ready meals business.
Net cash of $253.1 million was provided by financing activities for the six months ended December 31, 2012. We drew $244.9 million of net borrowings under our revolving credit facility, which was used to fund the acquisitions completed during the current period. We also had proceeds from exercises of stock options of $4.8 million and excess tax benefits from stock based compensation of $6.8 million during the period. During the six months ended December 31, 2011, net cash of $194.8 million was provided by financing activities, which included $221.0 million of net borrowings used to fund the acquisition of Daniels. This was partially offset by $31.8 million of contingent consideration paid related to the acquisition of the Sensible Portions assets and business.
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

	Twelve Months Ended December 31,
(amounts in thousands)	2012	2011
Cash flow provided by operating activities	$145,229	$85,921
Purchase of property, plant and equipment	(38,479)	(13,578)
Operating free cash flow	$106,750	$72,343

Our operating free cash flow was $106.8 million for the twelve months ended December 31, 2012, an increase of $34.4 million from the twelve months ended December 31, 2011. The increase in our operating free cash flow resulted from the increase in our cash flow from operations, as discussed above. Our capital spending has increased over historical levels as a result of our recent acquisitions, the acquisition of equipment for a new non-dairy production facility in Europe and the expansion of our production facility in Fakenham, United Kingdom to accommodate new products and increased volume. We expect that our capital spending for the fiscal year ended June 30, 2013 will be approximately $50 million, which includes the aforementioned capital projects.
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of December 31, 2012, $150 million of the senior notes was outstanding.
On August 31, 2012, we amended our existing credit agreement. The Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with a $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of December 31, 2012, there were $484.9 million of borrowings outstanding under the Credit Agreement.
The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature.
On October 24, 2012, the Company filed a “well-known seasoned issuer” shelf registration statement with the SEC which registers an indeterminate amount of securities for future sale. The shelf registration statement expires on October 24, 2015.
We believe that our cash on hand of $42.6 million at December 31, 2012, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated capital expenditures and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements
At December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Note Regarding Forward Looking Information
Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company’s beliefs or expectations relating to: (i) our intention to grow through internal expansion as well as acquisitions; (ii) the integration of our brands and the resulting impact thereof; (iii) our long-term strategy for sustainable growth; (iv) the economic environment; (v) our support of increased consumer consumption; (vi) higher input costs; (vii) the measures the Company expects to take to mitigate the impact of challenging economic conditions and higher input costs; (viii) the integration of acquisitions and the opportunities for growth related thereto; (ix) the repatriation of foreign cash balances; (x) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xi) our capital spending for fiscal year 2013; and (xii) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for the next twelve months. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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
There have been no significant changes in market risk for the six months ended December 31, 2012 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

On October 27, 2012, the Company acquired a portfolio of market-leading packaged grocery brands together with a manufacturing facility in Cambridgeshire, United Kingdom (the “UK Ambient Grocery Brands”) from Premier Foods plc. The assessment of our disclosure controls and procedures as of the end of the period covered by this report excluded the UK Ambient Grocery Brands, which accounted for 18.1 percent of our consolidated assets as of December 31, 2012 and 5.9 percent of our consolidated net sales from continuing operations for the six months ended December 31, 2012.

(b)	Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 11, 2012, a putative class action lawsuit, titled Morrison and Kist. v. The Hain Celestial Group, Inc. et al, was filed against the Company and each of its directors in the Supreme Court of the State of New York, County of Nassau. Plaintiffs alleged that the board of directors breached its fiduciary duties in respect of the proxy statement disclosure relating to the proposals for the advisory vote regarding executive compensation and the amendment to the Amended and Restated 2002 Long Term Incentive and Stock Award Plan. The complaint sought injunctive relief and damages. On November 14, 2012, the court denied plaintiffs’ motion for a temporary restraining order relating to the Company’s Annual Meeting of Stockholders, finding that plaintiffs failed to establish that the allegedly non-disclosed information was material and that plaintiffs could not show any irreparable harm. On December 12, 2012, plaintiffs moved to amend their complaint and, on January 15, 2013, the Company and the directors moved to dismiss the lawsuit. A hearing on the parties’ motions is currently scheduled for March 7, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
October 2012	553	(1)	$65.57	—	—
November 2012	85,536	(1)	$61.90	—	—
December 2012	28	(1)	$60.64	—	—
Total	86,117		$61.92	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2012).

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

101(a)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

(a) - Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	February 11, 2013	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	February 11, 2013	/s/ IRA J. LAMEL
Ira J. Lamel, Executive Vice President and Chief Financial Officer