Form 10-Q
period 2013-03-31
HAIN CELESTIAL GROUP INC
filed 2013-05-10
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File No. 0-22818
___________________________________________
THE HAIN CELESTIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	22-3240619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Marcus Avenue Lake Success, New York	11042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (516) 587-5000

58 South Service Road, Melville, NY 11747
(Former name or former address, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of May 6, 2013 there were 47,252,731 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND JUNE 30, 2012
(In thousands, except share amounts)

	March 31, 2013	June 30, 2012
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$27,217	$29,895
Accounts receivable, less allowance for doubtful accounts of $2,527 and $2,661	232,417	166,677
Inventories	240,146	186,440
Deferred income taxes	18,488	15,834
Prepaid expenses and other current assets	35,369	19,864
Assets of businesses held for sale	—	30,098
Total current assets	553,637	448,808
Property, plant and equipment, net	220,250	148,475
Goodwill	883,200	702,556
Trademarks and other intangible assets, net	408,393	310,378
Investments and joint ventures	47,697	45,100
Other assets	24,592	18,276
Total assets	$2,137,769	$1,673,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,880	$123,634
Accrued expenses and other current liabilities	71,899	60,469
Income taxes payable	8,411	5,074
Short-term borrowings and current portion of long-term debt	14,381	296
Liabilities of businesses held for sale	—	13,336
Total current liabilities	256,571	202,809
Long-term debt, less current portion	620,327	390,288
Deferred income taxes	130,307	107,633
Other noncurrent liabilities	14,728	8,261
Total liabilities	1,021,933	708,991
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 47,900,833 and 46,155,912 shares	479	462
Additional paid-in capital	706,505	616,197
Retained earnings	463,834	375,111
Accumulated other comprehensive loss	(24,768)	(5,383)
	1,146,050	986,387
Less: 1,335,881 and 1,202,804 shares of treasury stock, at cost	(30,214)	(21,785)
Total stockholders’ equity	1,115,836	964,602
Total liabilities and stockholders’ equity	$2,137,769	$1,673,593
Note: The balance sheet at June 30, 2012 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	$456,087	$375,781	$1,271,213	$1,027,455
Cost of sales	329,924	271,100	919,075	738,385
Gross profit	126,163	104,681	352,138	289,070
Selling, general and administrative expenses	73,248	62,528	211,287	180,424
Acquisition related expenses and restructuring charges	1,856	520	6,272	6,972
Operating income	51,059	41,633	134,579	101,674
Interest and other expenses, net	7,913	4,194	15,100	12,350
Income before income taxes and equity in earnings of equity-method investees	43,146	37,439	119,479	89,324
Provision for income taxes	1,610	12,648	25,770	31,632
Equity in net loss (income) of equity-method investees	(293)	(28)	(151)	(847)
Income from continuing operations	41,829	24,819	93,860	58,539
Loss from discontinued operations, net of tax	(1,114)	(712)	(5,137)	(2,704)
Net income	$40,715	$24,107	$88,723	$55,835

Basic net income/(loss) per common share:
From continuing operations	$0.90	$0.56	$2.05	$1.32
From discontinued operations	(0.02)	(0.02)	(0.11)	(0.06)
Net income per common share - basic	$0.88	$0.54	$1.94	$1.26

Diluted net income/(loss) per common share:
From continuing operations	$0.87	$0.54	$1.99	$1.28
From discontinued operations	(0.02)	(0.02)	(0.11)	(0.06)
Net income per common share - diluted	$0.85	$0.52	$1.88	$1.22

Shares used in the calculation of net income/(loss) per common share:
Basic	46,508	44,506	45,822	44,198
Diluted	47,821	45,989	47,248	45,666

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)

	Three Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$40,715			$88,723

Other comprehensive income (loss):
Foreign currency translation adjustments	$(37,949)	$607	(37,342)	$(22,654)	$(27)	(22,681)
Change in deferred gains/(losses) on cash flow hedging instruments	479	(36)	443	(79)	21	(58)
Change in unrealized gain on available for sale investment	(210)	82	(128)	5,534	(2,180)	3,354
Total other comprehensive income (loss)	$(37,680)	$653	$(37,027)	$(17,199)	$(2,186)	$(19,385)

Total comprehensive income			$3,688			$69,338

	Three Months Ended			Nine Months Ended
	March 31, 2012			March 31, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$24,107			$55,835

Other comprehensive income (loss):
Foreign currency translation adjustments	$12,807	$(496)	$12,311	$(586)	$(2,062)	(2,648)
Change in deferred gains/(losses) on cash flow hedging instruments	(255)	65	(190)	824	(208)	616
Change in unrealized loss on available for sale investment	255	(99)	156	(1,346)	526	(820)
Total other comprehensive income (loss)	$12,807	$(530)	$12,277	$(1,108)	$(1,744)	$(2,852)

Total comprehensive income			$36,384			$52,983

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2013
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2012	46,155,912	$462	$616,197	$375,111	1,202,804	$(21,785)	$(5,383)	$964,602
Net income				88,723				88,723
Other comprehensive income							(19,385)	(19,385)
Issuance of common stock pursuant to compensation plans	734,228	7	13,715					13,722
Issuance of common stock in connection with acquisitions	1,010,693	10	57,576					57,586
Stock based compensation income tax effects			9,180					9,180
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					133,077	(8,429)		(8,429)
Stock based compensation charge			9,837					9,837
Balance at March 31, 2013	47,900,833	$479	$706,505	$463,834	1,335,881	$(30,214)	$(24,768)	$1,115,836

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)

	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,723	$55,835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,819	22,367
Deferred income taxes	(5,114)	(2,260)
Equity in net loss (income) of equity-method investees	(151)	(847)
Stock based compensation	9,837	6,321
Tax benefit from stock based compensation	927	6,083
Contingent consideration expense	—	1,572
Loss on sale of business	4,200	—
Other non-cash items, net	714	612
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(66,786)	(26,879)
Inventories	(28,642)	3,269
Other current assets	(14,166)	(991)
Other assets and liabilities	(7,327)	(2,505)
Accounts payable and accrued expenses	52,391	13,888
Acquisition related contingent consideration	—	(850)
Income taxes	6,439	2,105
Net cash provided by operating activities	67,864	77,720
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(290,515)	(243,425)
Proceeds from sale of business, net	13,021	—
Purchases of property and equipment	(49,063)	(12,974)
Proceeds from disposals of property and equipment	42	99
Repayments from equity-method investees, net	3,105	7,033
Net cash used in investing activities	(323,410)	(249,267)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	6,542	10,509
Borrowings under bank revolving credit facility, net	230,218	200,994
Borrowings/(repayments) of other debt, net	14,480	(353)
Acquisition related contingent consideration	—	(31,810)
Excess tax benefits from stock based compensation	8,254	4,544
Shares withheld for payment of employee payroll taxes	(8,429)	(2,026)
Net cash provided by financing activities	251,065	181,858
Effect of exchange rate changes on cash	1,803	3,336
Net (decrease)/increase in cash and cash equivalents	(2,678)	13,647
Cash and cash equivalents at beginning of period	29,895	27,517
Cash and cash equivalents at end of period	$27,217	$41,164
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BUSINESS
The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you” products. Our products are marketed under many recognized brands, including Earth’s Best®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, WestSoy®, The Greek Gods®, Ethnic Gourmet®, Rosetto®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, Spectrum Naturals®, Spectrum Essentials®, BluePrint®, Lima®, Danival®, GG UniqueFiberTM, Yves Veggie Cuisine®, Europe’s Best®, DeBoles®, Linda McCartney® (under license), The New Covent Garden Soup Co.®, Johnson’s Juice Co.®, Farmhouse Fare®, Cully & Sully®, Hartley’s®, Sun–Pat®, Gale’s®, Robertson’s®, Frank Cooper’s® and Ella’s Kitchen®. Our personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Zia® natural skincare, Queen Helene® and Earth’s Best TenderCare® brands.
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

2.    BASIS OF PRESENTATION
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2012 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Please refer to the footnotes to our consolidated financial statements as of June 30, 2012 and for the fiscal year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.
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

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$41,829	$24,819	$93,860	$58,539
Loss from discontinued operations, net of tax	(1,114)	(712)	(5,137)	(2,704)
Net income	$40,715	$24,107	$88,723	$55,835

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	46,508	44,506	45,822	44,198
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,313	1,483	1,426	1,468
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	47,821	45,989	47,248	45,666

Basic net income/(loss) per common share:
From continuing operations	$0.90	$0.56	$2.05	$1.32
From discontinued operations	(0.02)	(0.02)	(0.11)	(0.06)
Net income per common share - basic	$0.88	$0.54	$1.94	$1.26

Diluted net income/(loss) per common share:
From continuing operations	$0.87	$0.54	$1.99	$1.28
From discontinued operations	(0.02)	(0.02)	(0.11)	(0.06)
Net income per common share - diluted	$0.85	$0.52	$1.88	$1.22

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

Restricted stock awards totaling 350,000 were excluded from our diluted earnings per share calculations for the three and nine months ended March 31, 2013 as such awards are contingently issuable based on market or performance conditions and such conditions have not yet been achieved. There were 4,000 and 39,000 anti-dilutive stock options and restricted stock awards for the three and nine months ended March 31, 2012, respectively.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses and restructuring charges” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $3,854 were expensed in the nine months ended March 31, 2013 (none of which were incurred in the three months ended March 31, 2013), and $407 and $6,182 were expensed in the three and nine months ended March 31, 2012, respectively. The expenses incurred in the first nine months of fiscal 2013 primarily relate to the acquisitions of the assets and business of the BluePrint® brand and the brands from Premier Foods plc, each of which is discussed further below.
Fiscal 2013
On December 21, 2012, we acquired the assets and business of Zoe Sakoutis LLC, d/b/a BluePrint Cleanse (“BluePrint”), a nationally recognized leader in the raw juice category based in New York City, for $15,205 in cash (which remains subject to a working capital settlement) and 174,267 shares of the Company’s common stock valued at $9,525. Additionally, contingent consideration of up to a maximum of approximately $83,400 is payable based upon the achievement of specified operating results during the two annual periods ending December 31, 2013 and 2014. The Company recorded $6,112 as the fair value of the contingent consideration at the acquisition date. The BluePrint® brand, which is part of our United States operating segment, expanded our product offerings into a new category. The acquisition was funded with existing cash balances and borrowings under our Credit Agreement. The net sales and income before income taxes from continuing operations attributable to BluePrint were not significant in the three and nine months ended March 31, 2013.

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

On October 27, 2012, we completed the acquisition of a portfolio of market-leading packaged grocery brands including Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®, together with the manufacturing facility in Cambridgeshire, United Kingdom (the “UK Ambient Grocery Brands”) from Premier Foods plc. The product offerings acquired include jams, fruit spreads and jelly, peanut butter, honey and marmalade products. Consideration in the transaction consisted of £170,000 in cash (approximately $273,717 at the transaction date exchange rate) funded with borrowings under our Credit Agreement and 836,426 shares of the Company’s common stock valued at $48,061, and is subject to a working capital adjustment. The acquisition expanded our product offerings in the United Kingdom into ambient grocery which we expect will help position the expanded business as a top food and beverage supplier in the United Kingdom. Since the date of acquisition, net sales of $53,613 and $101,809 and income before income taxes from continuing operations of $5,538 and $13,413 were included in the Condensed Consolidated Statement of Income for the three and nine months ended March 31, 2013, respectively. These results for the UK Ambient Grocery Brands since the date of acquisition on October 27, 2012 do not include all of the selling, general and administrative expenses required to properly support the future operations of the acquired business as these brands were acquired without such functions and the build of the required infrastructure and integration are ongoing.

On August 20, 2012, we completed the sale of our private-label chilled ready meals business in the United Kingdom (the “CRM business”). Total consideration received was £9,641 (approximately $15,132 at the transaction date exchange rate), which remains subject to a final working capital adjustment with the purchaser. We recognized a preliminary loss on disposal of $3,616 ($4,200 after-tax, which includes the write-off of certain deferred tax assets) during the nine months ended March 31, 2013, which is included within “Loss from discontinued operations, net of tax” in the Condensed Consolidated Statements of Income. Refer to Note 5, Discontinued Operations, for additional information.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2013 acquisitions:

	UK Ambient Grocery Brands	BluePrint	Total
Purchase price:
Cash paid	$273,717	$15,205	$288,922
Equity issued	48,061	9,525	57,586
Fair value of contingent consideration	—	6,112	6,112
	$321,778	$30,842	$352,620
Allocation:
Current assets	$29,001	$2,714	$31,715
Property, plant and equipment	39,150	3,173	42,323
Identifiable intangible assets	96,533	14,850	111,383
Assumed liabilities	(1,798)	(2,298)	(4,096)
Deferred income taxes	(22,203)	—	(22,203)
Goodwill	181,095	12,403	193,498
	$321,778	$30,842	$352,620

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

Fiscal 2012
On April 27, 2012, we acquired Cully & Sully Limited (“Cully & Sully”), a marketer of branded natural chilled soups, savory pies and hot pots in Ireland, for €10,460 in cash, net (approximately $13,835 at the transaction date exchange rate), and contingent consideration of up to €4,500 (approximately $5,952 at the transaction date exchange rate) based upon the achievement of specified operating results during the period through June 30, 2014. The acquisition, which is part of our United Kingdom operating segment, provided us entry into the Irish marketplace and complements our existing United Kingdom product offerings. The acquisition was funded with existing cash balances.
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

Unaudited Proforma Results of Continuing Operations
The following table provides unaudited pro forma results of continuing operations for the nine months ended March 31, 2013 and the three and nine months ended March 31, 2012, as if all of the above acquisitions had been completed at the beginning of fiscal year 2012. Pro forma results of continuing operations are not provided for the three months ended March 31, 2013 as there were no acquisitions completed during such period. The following pro forma combined results of continuing operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

	Nine Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2012
Net sales from continuing operations	$1,365,737	$1,282,936	$441,501
Income from continuing operations	$108,796	$81,355	$29,525
Net income per common share from continuing operations - diluted	$2.28	$1.74	$0.63

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

5.    DISCONTINUED OPERATIONS

During the third quarter of fiscal 2012, the Company made the decision to sell the CRM business, which was acquired in October 2011 as part of the acquisition of Daniels. The sale of the CRM business was completed on August 20, 2012, and remains subject to a working capital adjustment. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich business, including the Daily BreadTM brand name, in the United Kingdom. The disposal of the sandwich business was completed on November 1, 2012. Operating results for the CRM business, which have been included in the Company’s consolidated financial statements for the period subsequent to the October 2011 acquisition, and the sandwich business have been classified as discontinued operations for all periods presented.

Summarized results of our discontinued operations are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	$—	$24,528	$15,313	$50,766
Operating loss	$—	$(942)	$(1,176)	$(3,184)
Loss on sale of business, net of tax	$(1,114)	$—	$(4,200)	$—
Loss from discontinued operations, net of tax	$(1,114)	$(712)	$(5,137)	$(2,704)

The loss on sale of business recorded in the three months ended March 31, 2013 relates to the revised estimate of final proceeds to be received for the sale of the CRM business.

The major classes of assets and liabilities of the CRM and sandwich businesses as of June 30, 2012 are presented in the following table. All assets and liabilities were classified as current in the Condensed Consolidated Balance Sheet as the sales were expected to occur within the next twelve months at that date.

Accounts receivable and inventory	$17,710
Other assets	4,089
Property, plant and equipment	6,850
Intangible assets	1,449
Total assets of businesses held for sale	$30,098

Accounts payable and accrued expenses	$12,012
Deferred taxes	1,324
Total liabilities of businesses held for sale	$13,336

6.    INVENTORIES
Inventories consisted of the following:

	March 31, 2013	June 30, 2012
Finished goods	$160,987	$118,538
Raw materials, work-in-progress and packaging	79,159	67,902
	$240,146	$186,440

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	March 31, 2013	June 30, 2012
Land	$16,190	$10,905
Buildings and improvements	51,898	47,640
Machinery and equipment	261,394	195,392
Furniture and fixtures	8,829	7,846
Leasehold improvements	9,283	7,363
Construction in progress	11,247	4,916
	358,841	274,062
Less: Accumulated depreciation and amortization	138,591	125,587
	$220,250	$148,475

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2013 were as follows:

	US	United Kingdom	Rest of World	Total
Balance at June 30, 2012	$512,117	$120,600	$69,839	$702,556
Acquisition activity	12,403	181,095	—	193,498
Translation and other adjustments, net	—	(13,248)	394	(12,854)
Balance at March 31, 2013	$524,520	$288,447	$70,233	$883,200
The Company performs its annual test for goodwill impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below their carrying value, an interim test is performed.
Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At March 31, 2013, included in trademarks and other intangible assets on the balance sheet are $140,834 of intangible assets deemed to have a finite life which are being amortized over their estimated useful lives of 3 to 20 years. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2013	June 30, 2012
Non-amortized intangible assets:
Trademarks and tradenames	$300,101	$230,945
Amortized intangible assets:
Other intangibles	140,834	108,504
Less: accumulated amortization	(32,542)	(29,071)
Net carrying amount	$408,393	$310,378

Amortization expense included in continuing operations was as follows:

	Three Months Ended March 31,		Nine Months ended March 31,
	2013	2012	2013	2012
Amortization of intangible assets	$3,212	$2,641	$8,789	$6,376

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2013	2014	2015	2016	2017
Estimated amortization expense	$11,966	$12,465	$11,774	$11,031	$10,967
The weighted average remaining amortization period of amortized intangible assets is 11.4 years.

9.    DEBT AND BORROWINGS
Debt and borrowings consisted of the following:

	March 31, 2013	June 30, 2012
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	470,204	240,000
United Kingdom short-term borrowing facility	14,153	—
Other borrowings	351	584
	634,708	390,584
Short-term borrowings and current portion of long-term debt	14,381	296
	$620,327	$390,288
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of March 31, 2013, $150,000 of the senior notes was outstanding.
On August 31, 2012, we amended our existing credit agreement. The Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with an $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.00 to 1.00 and a consolidated leverage ratio (as defined) of no more than 3.50 to 1.00, which consolidated leverage ratio may increase to no more than 4.00 to 1.00 for the four full fiscal quarters following a permitted acquisition. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of March 31, 2013, there were $470,204 of borrowings outstanding under the Credit Agreement.
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
We also maintain a short-term borrowing arrangement in the United Kingdom that permits borrowings, up to a limit of £10,000, based on a defined percentage of the value of sales invoices and receivables. The outstanding borrowings under this arrangement as of March 31, 2013 were $14,153 and are classified as current liabilities in the Condensed Consolidated Balance Sheet.

10.    INCOME TAXES
The effective income tax rate from continuing operations was 3.7% and 33.8% for the three months ended March 31, 2013 and 2012, respectively, and 21.6% and 35.4% for the nine months ended March 31, 2013 and 2012, respectively. The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The effective tax rate for the three and nine months ended March 31, 2013 was lower than the comparable periods of the prior year primarily as a result of an income tax benefit of $13,186 recorded in the current quarter related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries. The effective rate was also impacted by the acquisitions of Daniels and the UK Ambient Grocery Brands in the United Kingdom and the associated increased income in its lower tax rate jurisdiction. Additionally, we recorded a tax benefit of $1,668 during the nine months ended March 31, 2013 primarily consisting of a reduction in the carrying value of net deferred tax liabilities resulting from a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2013.
The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of state and local income taxes. There were no material changes in unrecognized tax benefits during the first nine months of fiscal 2013.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) as reflected on the balance sheet consisted of the following:

	March 31, 2013	June 30, 2012
Foreign currency translation adjustment	$(28,351)	$(5,670)
Unrealized gain on available for sale securities	3,371	17
Deferred gains on hedging instruments	212	270
Total accumulated other comprehensive loss	$(24,768)	$(5,383)

12.    STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS
The Company has two shareholder-approved plans, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan and the 2000 Directors Stock Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards.
Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Compensation cost (included in selling, general and administrative expense)	$3,236	$2,558	$9,837	$6,321
Related income tax benefit	$1,238	$868	$3,757	$2,241
Stock Options
A summary of our stock option activity for the nine months ended March 31, 2013 is as follows:

	2013	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	2,580,433	$18.00
Exercised	(359,224)	$18.21
Canceled and expired	(1,400)	$13.89
Options outstanding at March 31, 2013	2,219,809	$17.97	2.6	$95,699
Options exercisable at March 31, 2013	2,176,484	$17.96	2.6	$93,841

	Nine Months Ended March 31,
	2013	2012
Intrinsic value of options exercised	$16,999	$15,422
Cash received from stock option exercises	$6,542	$10,509
Tax benefit recognized from stock option exercises	$5,669	$5,477

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing stock price on the last day of trading in the period and the exercise price) that would have been received by the option holders had all options been exercised on March 31, 2013. This value will change based on the fair market value of the Company’s common stock. At March 31, 2013, there was $147 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 0.6 years.
Restricted Stock
A summary of our restricted stock and restricted share units activity for the nine months ended March 31, 2013 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2012	487,409	$29.94
Granted	561,532	$45.60
Vested	(264,225)	$26.16
Forfeited	(8,901)	$38.40
Non-vested restricted stock and restricted share units at March 31, 2013	775,815	$42.43

	Nine Months Ended March 31,
	2013	2012
Fair value of restricted stock and restricted share units granted	$25,606	$8,364
Fair value of shares vested	$16,441	$4,805
Tax benefit recognized from restricted shares vesting	$6,220	$1,800
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

At March 31, 2013, $23,090 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.9 years.
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
The Compensation Committee determined that the target values previously set under the LTI Plan covering the 2011 and 2012 fiscal years (the “2011-2012 LTIP”) were achieved and approved the payment of awards to the participants. The awards totaled $7,181 after deducting the value of the Initial Equity Grants and were settled by the issuance of 108,345 unrestricted shares of the Company’s common stock in the first quarter of fiscal 2013. The Company has determined that the achievement of the performance goals for the 2012-2013 LTIP and the 2013-2014 LTIP is probable and, accordingly, recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $1,473 and $4,910 for the three and nine months ended March 31, 2013, respectively. There was $1,751 and $5,317 of expense recorded for the three and nine months ended March 31, 2012, respectively, related to these plans.

13.    INVESTMENTS AND JOINT VENTURES
Equity method investments
At March 31, 2013, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting. The carrying value of our investment of $27,083 and advances to HPP of $6,044 are included in the Condensed Consolidated Balance Sheets in “Investments and joint ventures.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP in June 2009 and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility. HPP repaid $4,100 of the advances during the nine months ended March 31, 2013. The balance of the advances are due no later than July 1, 2014.
At March 31, 2013, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med. HHO markets and distributes co-branded infant and toddler feeding products and markets and distributes selected Company brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $2,311 are included in the Condensed Consolidated Balance Sheets in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.
Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $12,259 at March 31, 2013 and $6,725 at June 30, 2012 (cost basis of $6,696 as of both dates) and is included in “Investments and joint ventures,” with the related unrealized gain, net of tax, included in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$5,400	—	$5,400	—
Forward foreign currency contracts	260	—	260	—
Available for sale securities	12,259	$12,259	—	—
	$17,919	$12,259	$5,660	—
Liabilities:
Contingent consideration, of which $12,719 is noncurrent	$12,719	—	—	$12,719
Total	$12,719	—	—	$12,719

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$300	—	$300	—
Forward foreign currency contracts	361	—	361	—
Available for sale securities	6,725	$6,725	—	—
	$7,386	$6,725	$661	—
Liabilities:
Contingent consideration, of which $6,207 is noncurrent	$6,582	—	—	$6,582
Total	$6,582	—	—	$6,582
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
In connection with the acquisitions of the assets and business of BluePrint in December 2012, Cully & Sully in April 2012 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities (weighted average discount rate of 13.5% for the current outstanding liabilities). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts. A one percentage point change in the discount rates used would result in a change to the recorded liability of approximately $200 as of March 31, 2013.
The following table summarizes the Level 3 activity:

Nine Months Ended March 31, 2013
Balance at June 30, 2012	$6,582
Preliminary fair value of contingent consideration	6,112
Contingent consideration adjustment and accretion of liability from application of appropriate discounting, net	(99)
Translation adjustment	124
Balance at March 31, 2013	$12,719
There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2013.
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
The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at March 31, 2013 were $18,000 and $260 of net assets. There were $16,550 of notional amount and $361 of net assets of foreign exchange derivative contracts outstanding at June 30, 2012. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.
The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the three and nine months ended March 31, 2013 and 2012, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the nine months ended March 31, 2013.
The impact on OCI from foreign exchange contracts that qualified as cash flow hedges was as follows:

Nine Months Ended March 31, 2013
Balance at June 30, 2012	$270
Cash flow hedges deferred in OCI	(79)
Changes in deferred taxes	21
Balance at March 31, 2013	$212

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net Sales:
United States (1)	$277,582	$256,280	$810,644	$749,075
United Kingdom	121,162	67,988	299,277	135,643
Rest of World (1)	57,343	51,513	161,292	142,737
	$456,087	$375,781	$1,271,213	$1,027,455

Operating Income:
United States	$51,260	$39,579	$135,359	$113,071
United Kingdom	8,793	6,127	19,843	8,367
Rest of World	5,170	3,871	13,844	8,681
	$65,223	$49,577	$169,046	$130,119
Corporate and other (2)	(14,164)	(7,944)	(34,467)	(28,445)
	$51,059	$41,633	$134,579	$101,674

(1)
Net sales in the United States were impacted by the shift in sales responsibilities in Canada for the Sensible Portions brand to the Company’s Canadian operations in fiscal year 2013, which accounted for $2,382 and $8,068 included in United States sales for the three and nine months ended March 31, 2012, respectively.

(2)
Includes $4,585 and $520 of acquisition related and integration expenses for the three months ended March 31, 2013 and 2012, respectively, and $9,001 and $6,972 for the nine months ended March 31, 2013 and 2012, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	March 31, 2013	June 30, 2012
United States	$145,972	$130,522
United Kingdom	111,649	54,240
Canada	10,670	11,607
Continental Europe	24,248	15,482
	$292,539	$211,851

17.    SUBSEQUENT EVENTS

On May 2, 2013, the Company acquired Ella’s Kitchen Group Limited (“Ella’s”), a manufacturer and distributor of premium organic baby food under the Ella’s Kitchen® brand and the first company to offer baby food in convenient flexible pouches. Ella's offers a range of 80 branded organic baby food products principally in the United Kingdom, the United States and Scandinavia. Ella’s will operate as part of the Company’s United States operating segment. Consideration in the transaction consisted of cash totaling £39,258 (approximately $61,062 at the transaction date exchange rate) and 687,779 shares of the Company’s common stock valued at $45,050. The acquired business generated sales of approximately $70,000 in calendar year 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2013 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company’s private-label chilled ready meals and sandwich businesses, including the Daily BreadTM brand name, in the United Kingdom, have been reclassified as discontinued operations for all periods presented.

Overview
We manufacture, market, distribute and sell natural and organic products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in many natural food and personal care products categories, with an extensive portfolio of well-known brands. Our operations are organized and managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. Our business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market retailers, e-tailers, food service channels and club stores. We manufacture domestically and internationally and our products are sold in more than 50 countries.
We have acquired numerous brands since our formation and we intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of natural and organic food and personal care products companies or product lines an integral part of our business strategy. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthier Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.
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
In the United States, we have experienced increased consumer consumption in recent years, which we expect to continue to support with expanded distribution, efficient use of promotional allowances and the introduction of innovative new products. In the United Kingdom, with the recent acquisition of the UK Ambient Grocery Brands and with the upcoming commencement of a long-term program with a major retailer, we have undertaken an evaluation of and implemented a program to discontinue certain of our sales which do not meet our profitability objectives. Energy and commodity prices continue to be volatile and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.

Recent Developments
On May 2, 2013, we acquired Ella’s Kitchen Group Limited (“Ella’s”), a manufacturer and distributor of premium organic baby food under the Ella's Kitchen® brand and the first company to offer baby food in convenient flexible pouches. Ella's offers a range of 80 branded organic baby food products principally in the United Kingdom, the United States and Scandinavia. Ella’s will operate as part of the Company’s United States operating segment. Consideration in the transaction consisted of cash totaling £39.3 million (approximately $61.1 million at the transaction date exchange rate) and 687,779 shares of the Company’s common stock valued at $45.1 million. The acquired business generated sales of approximately $70 million in calendar year 2012.

On December 21, 2012, we acquired the assets and business of Zoe Sakoutis LLC, d/b/a BluePrint Cleanse (“BluePrint”), a nationally recognized leader in the raw juice category based in New York City, for $24.7 million, including $15.2 million in cash (which remains subject to a working capital adjustment) and 174,267 shares of the Company’s common stock, valued at $9.5 million. Additionally, contingent consideration is payable based upon the achievement of specified operating results during the two annual periods ending December 31, 2013 and 2014. The BluePrint® brand, which is part of our United States operating segment, expands our product offerings into a new category.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2013

Net Sales
Net sales for the three months ended March 31, 2013 were $456.1 million, an increase of $80.3 million, or 21.4%, from net sales of $375.8 million for the three months ended March 31, 2012.

The net sales increase primarily resulted from an increase in sales of $21.3 million in the United States from improved consumption, expanded distribution and the acquisition of BluePrint in the second quarter of the current fiscal year, as well as an increase of $53.2 million in the United Kingdom primarily due to the acquisition of the UK Ambient Grocery Brands in the second quarter of the current fiscal year. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the three months ended March 31, 2013 was $126.2 million, an increase of $21.5 million, or 20.5%, from gross profit of $104.7 million in last year’s quarter. Gross profit for the three months ended March 31, 2013 was 27.7% of net sales compared to 27.9% of net sales in the prior year quarter. Our gross profit percentage was impacted by the margin impact related to the inclusion of the UK Ambient Grocery Brands (which operates at slightly lower relative margins) and increases in certain input costs, which were partially offset by the benefit from a favorable mix of product sales and productivity improvements.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $73.2 million for the three months ended March 31, 2013, an increase of $10.7 million, or 17.1%, from $62.5 million in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets. In addition, the Company recorded an expense of $2.0 million in the current quarter related to pending litigation. Selling, general and administrative expenses as a percentage of net sales was 16.1% in the third quarter of the current fiscal year and 16.6% in last year’s third quarter, a decrease of 50 basis points primarily related to the inclusion of the UK Ambient Grocery Brands which operate with lower relative expenses, as well as the integration of certain functions in the United Kingdom into the Daniels operations and our continued focus on leveraging our existing expense base.

Acquisition Related Expenses and Integration Charges
We incurred acquisition and integration related expenses aggregating $1.9 million for the three months ended March 31, 2013, which were primarily related to the ongoing integration activities of certain functions in the United Kingdom into the Daniels operations. We incurred acquisition and integration related expenses aggregating $0.5 million for the three months ended March 31, 2012, which was primarily related to the acquisition of Daniels.

Operating Income
Operating income for the three months ended March 31, 2013 was $51.1 million, an increase of $9.4 million, or 22.6%, from $41.6 million for the three months ended March 31, 2012. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 11.2% in the third quarter of fiscal 2013 compared with 11.1% in last year’s third quarter. The increase in operating income percentage is attributable to the continued leverage of the Company’s existing expense base, offset partially by the increase in acquisition and integration charges in the current period as discussed above.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $7.9 million for the three months ended March 31, 2013 compared to $4.2 million for the three months ended March 31, 2012. Net interest expense totaled $5.2 million for the three months ended March 31, 2013, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense for the three months ended March 31, 2012 was $4.4 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the net proceeds of which were used to purchase the UK Ambient Grocery Brands and BluePrint during the second quarter of the current fiscal year. Other expenses, net, for the three months ended March 31, 2013 included $1.9 million of net unrealized losses due to the remeasurement of foreign currency denominated intercompany balances related to the finance costs of acquisitions in the United Kingdom.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in earnings of our equity-method investees for the three months ended March 31, 2013 and 2012 was $43.1 million and $37.4 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $1.6 million for the three months ended March 31, 2013 compared to $12.6 million for the three months ended March 31, 2012. Our effective income tax rate from continuing operations was 3.7% of pre-tax income in the third quarter of fiscal 2013 compared to 33.8% in the prior year’s third quarter.
The effective tax rate for the three months ended March 31, 2013 was lower than the comparable period of the prior year primarily as a result of an income tax benefit of $13.2 million recorded in the current quarter related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries. The effective income tax rate also differed from the U.S. federal statutory rate due to the change in mix of income between jurisdictions as well as the impact of state and local income taxes. There were no material changes in unrecognized tax benefits during the third quarter of fiscal 2013.

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the three months ended March 31, 2013 was $293 thousand compared to $28 thousand for the three months ended March 31, 2012. The income in the current and prior quarters relates to the income from HPP, offset partially by losses from HHO as they continue to develop the Asian markets for our products.

Income From Continuing Operations
Income from continuing operations for the three months ended March 31, 2013 and 2012 was $41.8 million and $24.8 million, or $0.87 and $0.54 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the three months ended March 31, 2013 was $1.1 million compared to $0.7 million for the three months ended March 31, 2012. The loss in the current quarter relates to the revised estimate of final proceeds to be received for the sale of the CRM business. There were no sales or operating income/loss included within discontinued operations for the three months ended March 31, 2013 as the businesses were disposed prior to the current quarter. Net sales and operating loss included within discontinued operations during the three months ended March 31, 2012 was $24.5 million and $0.9 million, respectively.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended March 31, 2013 and 2012.

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

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 3/31/13	$277,582	$121,162	$57,343	$—	$456,087
Net sales - Three months ended 3/31/12	$256,280	$67,988	$51,513	$—	$375,781
% change	8.3%	78.2%	11.3%		21.4%

Operating income - Three months ended 3/31/13	$51,260	$8,793	$5,170	$(14,164)	$51,059
Operating income - Three months ended 3/31/12	$39,579	$6,127	$3,871	$(7,944)	$41,633
% change	29.5%	43.5%	33.6%		22.6%

Operating income margin - Three months ended 3/31/13	18.5%	7.3%	9.0%		11.2%
Operating income margin - Three months ended 3/31/12	15.4%	9.0%	7.5%		11.1%

(1) Includes $4.6 million and $0.5 million of acquisition related and integration expenses for the three months ended March 31, 2013 and 2012, respectively.

Our net sales in the United States for the three months ended March 31, 2013 were $277.6 million, an increase of $21.3 million, or 8.3%, from net sales of $256.3 million in the prior year’s quarter. The sales increase was attributable to strong contributions from many of our brands, including Celestial Seasonings, Earth’s Best, Spectrum, Garden of Eatin’, MaraNatha, The Greek Gods and JASON as a result of continued improved consumption and expanded distribution. Additionally, the Company’s acquisition of BluePrint during the second quarter of the current fiscal year resulted in increased sales. Operating income in the United States for the three months ended March 31, 2013 was $51.3 million, an increase of $11.7 million, or 29.5%, from operating income of $39.6 million in the prior year’s third quarter. Additionally, operating income as a percentage of net sales in the United States increased to 18.5% from 15.4% during these periods. The improvement primarily resulted from the continued leverage of the Company’s expense base, price increases and productivity improvements, offset partially by certain higher input costs. Additionally, sales in the United States were impacted by the shift in sales responsibilities in Canada for the Sensible Portions brand to the Company’s Canadian operations in fiscal year 2013, which accounted for $2.4 million included in United States sales for the third quarter of fiscal year 2012.
Our net sales in the United Kingdom for the three months ended March 31, 2013 were $121.2 million, an increase of $53.2 million, or 78.2%, from net sales of $68.0 million in the prior year’s quarter. The sales increase was primarily a result of the acquisition of the UK Ambient Grocery Brands during the second quarter of the current fiscal year, which accounted for $53.6 million of net sales in the current quarter. This increase was partially offset by lower sales at Daniels due to the impact of a product listing loss with a major retailer. Operating income in the United Kingdom for the three months ended March 31, 2013 was $8.8 million, an increase of $2.7 million, from operating income of $6.1 million in the prior year’s quarter. The increase is primarily a result of the acquisition of the UK Ambient Grocery Brands in the second quarter of the current fiscal year.
Our net sales in the Rest of World were $57.3 million for the three months ended March 31, 2013, an increase of $5.8 million, or 11.3%, from the prior year’s quarter. The increase was primarily the result of expanded distribution in Canada, including the aforementioned shift in sales responsibilities for the Sensible Portions brand. Operating income as a percentage of net sales increased to 9.0% from 7.5%, reflecting the continued leveraging of the existing cost structure.

NINE MONTHS ENDED MARCH 31, 2013

Net Sales
Net sales for the nine months ended March 31, 2013 were $1.27 billion, an increase of $243.8 million, or 23.7%, from net sales of $1.03 billion for the nine months ended March 31, 2012.

The net sales increase primarily resulted from an increase in sales of $61.6 million in the United States from improved consumption, expanded distribution and the acquisition of BluePrint in the second quarter of the current fiscal year, as well as an increase of $163.6 million in the United Kingdom primarily due to the acquisition of Daniels in the second quarter of the prior fiscal year and the UK Ambient Grocery Brands in the second quarter of the current fiscal year. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the nine months ended March 31, 2013 was $352.1 million, an increase of $63.1 million, or 21.8%, from gross profit of $289.1 million in last year’s period. Gross profit for the nine months ended March 31, 2013 was 27.7% of net sales compared to 28.1% of net sales in last year’s period. The change in gross profit percentage resulted from the mix of product sales, including the margin impact related to the inclusion of Daniels and the UK Ambient Grocery Brands (which operate at slightly lower relative margins) in the current year. In addition, we experienced increases in certain input costs, offset partially by productivity improvements.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $211.3 million for the nine months ended March 31, 2013, an increase of $30.9 million, or 17.1%, from $180.4 million in last year’s period. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, including higher amortization expense related to identified intangible assets. Selling, general and administrative expenses as a percentage of net sales was 16.6% in the first nine months of the current fiscal year and 17.6% in last year’s period, a decrease of 100 basis points primarily related to the inclusion of Daniels and the UK Ambient Grocery Brands which operate with lower relative expenses, as well as the integration of certain functions in the United Kingdom into the Daniels operations and our continued focused on leveraging our existing expense base.

Acquisition Related Expenses and Integration Charges
We incurred acquisition and integration related expenses aggregating $6.3 million for the nine months ended March 31, 2013, which were primarily related to the acquisitions of the UK Ambient Grocery Brands and BluePrint, and to a lesser extent ongoing integration activities in the United Kingdom. We incurred acquisition and integration related expenses aggregating $7.0 million for the nine months ended March 31, 2012, which was primarily related to the acquisition of Daniels and to a lesser extent $0.9 million of additional contingent consideration related to the Sensible Portions acquisition.

Operating Income
Operating income for the nine months ended March 31, 2013 was $134.6 million, an increase of $32.9 million, or 32.4%, from $101.7 million for the nine months ended March 31, 2012. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.6% in the first nine months of fiscal 2013 compared with 9.9% in the prior year period. The increase in operating income percentage is attributable to the continued leverage of the Company’s existing expense base and the decrease in acquisition related expenses recorded during fiscal 2013.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $15.1 million for the nine months ended March 31, 2013 compared to $12.4 million for the nine months ended March 31, 2012. Net interest expense totaled $13.9 million for the nine months ended March 31, 2013, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense for the nine months ended March 31, 2012 was $11.6 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the net proceeds of which were used to purchase the UK Ambient Grocery Brands and BluePrint during the second quarter of the current fiscal year and Daniels during the second quarter of the prior fiscal year, offset partially by lower interest accretion on contingent consideration due to payments that were made during the first and second quarters of fiscal 2012. Other expenses, net, for the nine months March 31, 2013 included approximately $1.9 million of net unrealized losses primarily due to the remeasurement of foreign currency denominated intercompany balances offset partially by approximately $1.3 million of realized gains on the forward purchases of British Pounds Sterling to fund the acquisition of the UK Ambient Grocery Brands.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in earnings of our equity-method investees for the nine months ended March 31, 2013 and 2012 was $119.5 million and $89.3 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $25.8 million for the nine months ended March 31, 2013 compared to $31.6 million for the nine months ended March 31, 2012. Our effective income tax rate from continuing operations was 21.6% of pre-tax income in the first nine months of fiscal 2013 compared to 35.4% in the prior year period.
The effective tax rate for the nine months ended March 31, 2013 was lower than the comparable periods of the prior year primarily as as result of an income tax benefit of $13.2 million recorded in the current period related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries. The effective income tax rate also differed from the U.S. federal statutory rate due to the change in mix of income between jurisdictions as well as the impact of state and local income taxes. There were no material changes in unrecognized tax benefits during the first nine months of fiscal 2013.

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the nine months ended March 31, 2013 was $0.2 million compared to $0.8 million for the nine months ended March 31, 2012. The income in the current and prior periods relates to the income of HPP, offset partially by losses from HHO as they continue to develop the Asian markets for our products.

Income From Continuing Operations
Income from continuing operations for the nine months ended March 31, 2013 and 2012 was $93.9 million and $58.5 million, or $1.99 and $1.28 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the nine months ended March 31, 2013 was $5.1 million compared to a loss of $2.7 million for the nine months ended March 31, 2012. Net sales included within discontinued operations was $15.3 million and $50.8 million during the nine months ended March 31, 2013 and 2012, respectively. The decrease in sales primarily relates to the disposal of the CRM business on August 20, 2012. The operating loss included within discontinued operations was $1.2 million and $3.2 million for the respective periods. In addition, during the nine months ended March 31, 2013 we recorded a $4.2 million loss on disposal of the CRM business.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the nine months ended March 31, 2013 and 2012.

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

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - nine months ended 3/31/13	$810,644	$299,277	$161,292	$—	$1,271,213
Net sales - nine months ended 3/31/12	$749,075	$135,643	$142,737	$—	$1,027,455
% change	8.2%	120.6%	13.0%		23.7%

Operating income - nine months ended 3/31/13	$135,359	$19,843	$13,844	$(34,467)	$134,579
Operating income - nine months ended 3/31/12	$113,071	$8,367	$8,681	$(28,445)	$101,674
% change	19.7%	137.2%	59.5%		32.4%

Operating income margin - nine months ended 3/31/13	16.7%	6.6%	8.6%		10.6%
Operating income margin - nine months ended 3/31/12	15.1%	6.2%	6.1%		9.9%

(1) Includes $9.0 million and $7.0 million of acquisition related and integration expenses for the nine months ended March 31, 2013 and 2012, respectively.

Our net sales in the United States for the nine months ended March 31, 2013 were $810.6 million, an increase of $61.6 million, or 8.2%, from net sales of $749.1 million in the prior year’s period. The sales increase was attributable to strong contributions from many of our brands, including Celestial Seasonings, Earth’s Best, Spectrum, Garden of Eatin’, MaraNatha, The Greek Gods, Arrowhead Mills and JASON as a result of continued improved consumption and expanded distribution. Operating income in the United States for the nine months ended March 31, 2013 was $135.4 million, an increase of $22.3 million, or 19.7%, from operating income of $113.1 million in the prior year’s period. Additionally, operating income as a percentage of net sales in the United States increased to 16.7% from 15.1% during these periods. The improvement primarily resulted from the continued leverage of the Company’s expense base, price increases and productivity improvements, offset partially by certain higher input costs. Additionally, sales in the United States were impacted by the shift in sales responsibilities in Canada for the Sensible Portions brand to the Company’s Canadian operations in fiscal year 2013, which accounted for $8.1 million included in United States sales for the first nine months of fiscal year 2012.
Our net sales in the United Kingdom for the nine months ended March 31, 2013 were $299.3 million, an increase of $163.6 million, or 120.6%, from net sales of $135.6 million in the prior year’s period. The sales increase was primarily a result of the acquisitions of the UK Ambient Grocery Brands during the current year’s second quarter, which accounted for $101.8 million of net sales, and Daniels during the prior year’s second quarter. Operating income in the United Kingdom for the nine months ended March 31, 2013 was $19.8 million, an increase of $11.5 million, from operating income of $8.4 million in the prior year’s period. The increase is a result of the aforementioned acquisitions, which both generate operating income, offset partially by losses incurred for the Company’s pre-existing business as integration activities in the segment are ongoing.
Our net sales in the Rest of World were $161.3 million for the nine months ended March 31, 2013, an increase of $18.6 million, or 13.0%, from the prior year period. The increase was primarily the result of increased sales in Canada due to the acquisition of the Europe’s Best brand in the second quarter of fiscal 2012, as well as expanded distribution including the aforementioned shift in sales responsibilities for the Sensible Portions brand. This increase was offset partially by the impact of foreign exchange rates, which resulted in decreased net sales of approximately $3.4 million. Operating income as a percentage of net sales increased to 8.6% from 6.1%, reflecting the continued leveraging of the existing cost structure.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance was $27.2 million at March 31, 2013, a decrease of $2.7 million from June 30, 2012, the end of fiscal 2012. Our working capital was $297.1 million at March 31, 2013, an increase of $51.1 million from $246.0 million at the end of fiscal 2012. The increase was due principally to a $119.4 million increase of accounts receivable and inventory, which was primarily related to the acquisition of the UK Ambient Grocery Brands, offset partially by a $49.7 million increase in accounts payable and accrued expenses, which was also primarily related to the acquired business, and a net decrease of $16.8 million of net assets being held for sale as a result of the disposal of the CRM business that was completed during the current period.
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
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2013, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.
Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,
(amounts in thousands)	2013	2012
Cash flows provided by (used in):
Operating activities	$67,864	$77,720
Investing activities	(323,410)	(249,267)
Financing activities	251,065	181,858
Exchange rate changes	1,803	3,336
Net increase/(decrease) in cash	$(2,678)	$13,647

Net cash provided by operating activities was $67.9 million for the nine months ended March 31, 2013, compared to $77.7 million provided during the nine months ended March 31, 2012. The decrease in cash provided by operations resulted from a $46.1 million decrease due to changes in our working capital, principally as a result of increased receivables and inventory related to the increased sales, offset partially by a $36.3 million increase in net income and other non-cash items.
In the nine months ended March 31, 2013, cash used in investing activities was $323.4 million, of which $290.5 million was used to acquire the UK Ambient Grocery Brands, BluePrint and the fresh prepared fruit products business of Superior Food Limited. We also used $49.1 million for capital expenditures as discussed further below. These amounts were partially offset by $13.0 million of net cash received during the period from the closing of the sale of the private-label chilled ready meals business.
Net cash of $251.1 million was provided by financing activities for the nine months ended March 31, 2013. We drew $230.2 million of net borrowings under our revolving credit facility, which was used to fund the acquisitions completed during the current period. We also had proceeds from exercises of stock options of $6.5 million and excess tax benefits from stock based compensation of $8.3 million during the period. During the nine months ended March 31, 2012, net cash of $181.9 million was provided by financing activities, which included $201.0 million of net borrowings used to fund the acquisition of Daniels. This was partially offset by $31.8 million of contingent consideration paid related to the acquisition of the Sensible Portions assets and business.
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

	Twelve Months Ended March 31,
(amounts in thousands)	2013	2012
Cash flow provided by operating activities	$112,104	$95,947
Purchase of property, plant and equipment	(56,516)	(16,622)
Operating free cash flow	$55,588	$79,325

Our operating free cash flow was $55.6 million for the twelve months ended March 31, 2013, a decrease of $23.7 million from the twelve months ended March 31, 2012, principally related to our current period capital expenditures, which increased $39.9 million from the comparable prior period. Our capital spending has increased over historical levels as a result of our recent acquisitions, the acquisition of equipment for a new non-dairy production facility in Europe, the expansion of our production facility in Fakenham, United Kingdom to accommodate new products and increased volume, a new snacks factory in the United States and the relocation to our new worldwide headquarters. We expect that our capital spending for the fiscal year ended June 30, 2013 will be approximately $60 million, which includes the aforementioned capital projects.
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of March 31, 2013, $150 million of the senior notes was outstanding.
On August 31, 2012, we amended our existing credit agreement. The Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with a $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of March 31, 2013, there were $470.2 million of borrowings outstanding under the Credit Agreement.
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
We believe that our cash on hand of $27.2 million at March 31, 2013, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated capital expenditures and other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements
At March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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
There have been no significant changes in market risk for the nine months ended March 31, 2013 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

On October 27, 2012, the Company acquired a portfolio of market-leading packaged grocery brands together with a manufacturing facility in Cambridgeshire, United Kingdom (the “UK Ambient Grocery Brands”) from Premier Foods plc. The assessment of our disclosure controls and procedures as of the end of the period covered by this report excluded the UK Ambient Grocery Brands, which accounted for 16.9 percent of our consolidated assets as of March 31, 2013 and 8.0 percent of our consolidated net sales from continuing operations for the nine months ended March 31, 2013.

(b)	Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
January 2013	204	(1)	$57.51	—	—
February 2013	151	(1)	$54.76	—	—
March 2013	—		$—	—	—
Total	355		$56.34	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(a)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

(a) - Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	May 10, 2013	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	May 10, 2013	/s/ IRA J. LAMEL
Ira J. Lamel, Executive Vice President and Chief Financial Officer