Form 10-K
period 2013-06-30
HAIN CELESTIAL GROUP INC
filed 2013-08-29
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year ended June 30, 2013

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
Yes  ☒ No  ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq Global Select Market on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,087,390,000.
As of August 20, 2013 there were 47,698,532 shares outstanding of the registrant’s Common Stock, par value $.01 per share.
Documents Incorporated by Reference: Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

PART I
THE HAIN CELESTIAL GROUP, INC.

Item 1.         Business
Unless otherwise indicated, references in this Annual Report to 2013, 2012, 2011 or “fiscal” 2013, 2012, 2011 or other years refer to our fiscal year ended June 30 of that year and references to 2014 or “fiscal” 2014 refer to our fiscal year ending June 30, 2014.

General
The Hain Celestial Group, Inc. was incorporated in Delaware on May 19, 1993. Our worldwide headquarters office is located at 1111 Marcus Avenue, Lake Success, NY 11042.
The Hain Celestial Group, Inc. and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in many organic and natural products categories, with many recognized brands. Our brand names are well known in the various market categories they serve and include Earth’s Best®, Ella’s Kitchen®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, The Greek Gods®, Spectrum®, Spectrum Essentials®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, WestSoy®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, BluePrint®, Lima®, Danival®, GG UniqueFiberTM, Yves Veggie Cuisine®, Europe’s Best®, DeBoles®, Linda McCartney® (under license), The New Covent Garden Soup Co.®, Johnson’s Juice Co.®, Farmhouse Fare®, Cully & Sully®, Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®. Our personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Queen Helene® and Earth’s Best® brands.

Our mission is to be the leading marketer, manufacturer and seller of organic and natural products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. We are committed to growing our Company while continuing to implement environmentally sound business practices and manufacturing processes.

We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of organic and natural products companies or product lines to be an integral part of our business strategy. During the fiscal year ended June 30, 2013, we acquired a portfolio of market-leading packaged grocery brands in the United Kingdom, the BluePrint brand in the United States and Ella’s Kitchen Group Limited which operates primarily in the United Kingdom and the United States. See Note 4, Acquisitions and Disposals, in the Notes to Consolidated Financial Statements. Our operations are managed by geography and are comprised of four operating segments. See “Segments,” below.

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

We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets in Asia. See Note 2, Summary of Significant Accounting Policies, and Note 14, Investments and Joint Ventures.
As of June 30, 2013, we employed a total of 3,665 full-time employees. Of these employees, 271 were in sales and 2,291 in production, with the remaining 1,103 employees filling management, legal, finance, marketing, operations and clerical positions.

Products
We sell our products in the following product categories: grocery, snacks, tea and personal care. Our product lines include natural products, products made with organic ingredients and certified organic products. Our product categories consist of the following:
Grocery
Grocery products include infant formula, infant, toddler and kids foods, non-dairy beverages and frozen desserts (such as soy, rice, almond and coconut), flour and baking mixes, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, chilled fresh, aseptic and instant soups, greek-style yogurt, chilis, packaged grains, chocolate, nut butters, juices including cold-pressed juice, chilled hot-eating and frozen desserts, cookies, crackers, gluten-free frozen entrees and bars, frozen pastas and ethnic meals, frozen fruit and vegetables, cut fresh fruit, refrigerated and frozen soy protein meat-alternative products, tofu, seitan and tempeh products, jams, fruit spreads and jelly, honey and marmalade products, as well as other food products. Grocery products accounted for approximately 74% of our consolidated net sales in 2013, 69% in 2012 and 63% in 2011.
Snacks
Our snack products include a variety of potato, root vegetable and other exotic vegetable chips, straws, tortilla chips, whole grain chips, baked puffs and popcorn. Snack products accounted for approximately 13% of our consolidated net sales in 2013, 15% in 2012 and 18% in 2011.
Tea
We are a leading manufacturer and marketer of specialty teas. We develop flavorful and unique blends that are made from high-quality natural ingredients and flavors, and packaged in attractive, colorful and thought-provoking boxes. Our tea products include more than 70 varieties of herbal, green, wellness, white, red (rooibos) and chai teas. We offer caffeinated and herbal teas and also offer iced teas that do not require boiling water. We also offer a line of ready to drink kombucha products, ENERJITMgreen tea and kombucha energy shots and Sleepytime SnoozTM sleep shots. Tea products accounted for approximately 6% of our consolidated net sales in 2013, 8% 2012 and 9% in 2011.
Personal Care Products
Our personal care products cover a variety of personal care categories including skin, hair and oral care, deodorants, baby care items, diapers, acne treatment, body washes and sunscreens. Personal care products accounted for approximately 7% of our consolidated net sales in 2013, 8% in 2012 and 10% in 2011.

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

Segments
We manage our business and report operating results geographically. Our operating segments are the United States, the United Kingdom (which includes Ireland), Canada and Europe. We use segment operating income to evaluate segment performance and to allocate resources. We believe this measure is most relevant in order to analyze segment results and trends. Segment operating income excludes general corporate expenses (which are a component of selling, general and administrative expenses) and acquisition related expenses, restructuring and integration charges.

For reporting purposes, Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined as “Rest of World.” Net sales for our reportable segments were as follows:

	Fiscal Year ended June 30,
	2013		2012		2011
United States	$1,095,867	63%	$991,626	72%	$910,095	82%
United Kingdom	420,408	24%	192,352	14%	39,284	4%
Rest of World	218,408	13%	194,269	14%	159,167	14%
Total	$1,734,683	100%	$1,378,247	100%	$1,108,546	100%

See Note 1, Business, and Note 18, Segment Information, for additional information about our segments.

United States Segment:

Our major brands sold by the United States segment by category are:

Grocery:

Our grocery products include Earth’s Best® and Ella’s Kitchen® infant formula, infant, toddler and kids foods, Soy Dream®, WestSoy®, Rice Dream®, Coconut Dream® and Almond Dream® non-dairy beverages and frozen desserts, Arrowhead Mills® flour and baking mixes, hot and cold cereals, DeBoles® pasta, Hain Pure Foods® condiments, Spectrum® and Hollywood® cooking and culinary oils, Spectrum Essentials® nutritional oils, Health Valley® granola bars, cereal, cereal bars and canned soups, Imagine® aseptic soups, stocks and gravies, Nile Spice® instant soups, The Greek Gods® greek-style yogurt and kefir, Dream® non-dairy yogurt, Casbah® packaged grains, SunSpire® chocolates, MaraNatha® nut butters, Walnut Acres® juices and pasta sauces, GlutenFree Cafe® gluten-free frozen entrees, soups and bars, Rosetto® frozen pastas, Ethnic Gourmet® frozen meals, Yves Veggie Cuisine® soy protein meat-alternative products, Westbrae Natural® vegetarian products, WestSoy® brand tofu, seitan and tempeh products and BluePrint® cold-pressed juice drinks.

Snacks:

Our snack food products consist of Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chip products, Sensible Portions® snack products including Garden Veggie Straws®, Garden Veggie Chips, Potato Straws, Apple Straws and Pita Bites®, Bostons - The Best You’ve Ever Tasted® popcorn, tortilla chips and snack mix and Bearitos® snacks.

Tea:

Our tea products are marketed under the Celestial Seasonings® brand and include more than 70 varieties of herbal, green, wellness, white, red (rooibos) and chai teas, with well-known names like Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Cinnamon Apple Spice, Red Zinger®, Tension Tamer® and Country Peach Passion®. We also sell a line of ready to drink kombucha products, ENERJITMgreen tea and kombucha energy shots and Sleepytime SnoozTM sleep shots. Since 2003, we have worked closely with Green Mountain Coffee Roasters, Inc. to offer a selection of Celestial Seasonings® teas in K-Cup® portion packs for the Keurig® Single-Cup Brewing system, including many of our popular hot teas and a line of Brew Over Ice iced teas.

Personal Care:

Our personal care products include skin, hair and oral care, deodorants and baby care items under the Avalon Organics®, Alba Botanica®, JASON®, Zia® skincare, Queen Helene® and Earth’s Best® brands.

Sales and Distribution

Our products are sold throughout the United States and other parts of the world. Our customer base consists principally of natural food distributors, supermarkets, natural food stores, mass-market retailers, e-tailers and club stores.
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
United Kingdom Segment:
In the United Kingdom, the products we sell comprise a wellness platform which features fresh, chilled products, meat-free and non-dairy alternatives as well as products that are lower in sugar or sodium.

Our major brands sold by our United Kingdom segment are grocery products, which include The New Covent Garden Soup Co.® chilled soups, Farmhouse Fare® and Lovetub® hot-eating desserts, Johnson’s Juice Co.® fresh juices, Linda McCartney® chilled and frozen meat-free meals, Cully & Sully® chilled soups and ready meals, Hartley’s® jams, fruit spreads and jellies, Sun-Pat® peanut butter, Gale’s® honey, Robertson’s® and Frank Cooper’s® marmalades and The Greek Gods® greek-style yogurt. We also provide a comprehensive range of private label products to many retailers, convenience stores and foodservice providers in the following categories; fresh soup, prepared fruit, fresh juice, fresh smoothies, chilled and frozen desserts, meat-free meals and ambient grocery products.

Our products are sold throughout the United Kingdom and Ireland. Our customer base consists principally of retailers, convenience stores, foodservice providers, business to business, natural food distributors, club stores and wholesalers.

Canada Segment:
Our major brands sold in Canada by category are:

Grocery:

Our grocery products include Yves Veggie Cuisine® refrigerated and frozen meat-alternative products, Yves canned vegetables and lentils, Europe’s Best® frozen fruit and frozen vegetables, Earth’s Best® infant and toddler food, Casbah® packaged grains, MaraNatha® nut butters, Spectrum Essentials® cooking and culinary oils, Imagine® aseptic soups, Health Valley® canned soups and frozen fruit, Nile Spice® instant soups, Arrowhead Mills® gluten free pasta and The Greek Gods® greek-style yogurt. Our tea products are marketed under the Celestial Seasonings® brand and include more than 30 varieties of herbal, green, wellness, white, red (rooibos) and chai teas, with familiar names like Sleepytime®, Lemon Zinger® and Bengal Spice®. Our non-dairy beverages include Soy Dream®, Rice Dream®, Oat Dream®, Coconut Dream® and Almond Dream® in aseptic format, Rice Dream® in refrigerated format and Rice Dream® and Almond Dream® non-dairy frozen desserts.

Snacks:

Our snack food products consist of Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chips and baked puff products, Sensible Portions® Garden Veggie Straws®, Potato Straws, and Pita Bites® snack products.

Personal Care:

Our personal care products include skin, hair and oral care, deodorants and baby care items under the Avalon Organics®, Alba Botanica®, JASON® and Earth’s Best® brands.

Our products are sold throughout Canada. Our customer base consists principally of grocery supermarkets, club stores, natural food distributors, personal care distributors, drug store chains, and food service distributors. Our products are sold through our own retail direct sales force. We also utilize third-party brokers who receive commissions and sell to foodservice and club customers. We utilize a third party merchandising team for retail execution. As in the United States, a portion of the products marketed by us are sold through independent distributors.

Europe Segment:
Our major brands sold by the Europe segment are grocery products, which include Lima®, Danival®, Natumi®, and GG UniqueFiberTM. The Lima brand includes traditional Japanese-style products such as soy sauce, miso and edamame, as well as grains, pasta, breakfast cereals, cereal cakes, snacks, sweeteners, spreads, non-dairy beverages, soups and condiments. The Danival® brand includes cooked vegetables, sauces, fruit spreads and jams, chestnuts and dessert products. Natumi® produces and sells non-dairy beverages based on rice, soy, oat and spelt. GG UniqueFiberTM produces high-fiber bran products in cracker and sprinkle form. We sell our non-dairy Rice Dream® brand, Terra® varieties of root vegetable and potato chips, and Celestial Seasonings® teas in Europe as well.

Our products are sold throughout Europe. European customers consist primarily of organic food stores. Our products are primarily sold using our own direct sales force.
Foreign Operations
We sell our products to customers in more than 50 countries. International sales represented approximately 37.5%, 28.1% and 17.9% of our consolidated net sales in fiscal 2013, 2012 and 2011, respectively.

Marketing
We use a combination of trade and consumer promotions to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. Consumer advertising and sales promotions are also made via national and regional magazine advertising and social media, couponing and other trial use programs. We utilize in-store product demonstrations and sampling in the club store channel. Our investments in consumer spending are aimed at enhancing brand equity and increasing consumption. These consumer spending categories include, but are not limited to, coupons, consumer advertising using internet, radio and print, direct mailing and e-consumer relationship programs and other forms of promotions. Additionally, we maintain separate websites for most of our brands. Each website features product information regarding the particular brand.
We also utilize sponsorship programs to help create brand awareness. In the United States, our Earth’s Best® brand has an arrangement with PBS Kids and Sesame Street and our Terra Blues® are the official snack of JetBlue Airways. Hain Celestial, Terra® chips and Sensible Portions® are each an official partner of the New York Knicks.  In addition, Sensible Portions products, Yves Veggie Cuisine® meatless burgers and Terra® chips are advertised and sold at Citi Field. There is no guarantee that these promotional investments are or will be successful.

New Product Initiatives Through Research and Development
We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing innovative, high-quality and safe products that exceed consumer expectations. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients, packaging and technology, and conducts value engineering to maintain competitive price points. We incurred approximately $7.5 million in Company-sponsored research and development activities in 2013, $3.9 million in 2012 and $3.5 million in 2011. Our research and development investments do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products and ingredients collaboratively with us which are aligned with our brand strategies and our corporate mission. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions and product reformulations. We are unable to estimate the investments made by co-packers and suppliers in research and development on our behalf; however, we believe these activities and expenditures are important to our continuing ability to grow our business.

Production
Manufacturing
During 2013, 2012 and 2011, approximately 55%, 48% and 44%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our United States segment currently operates the following manufacturing facilities:

▪	Boulder, Colorado, which produces Celestial Seasonings® specialty teas and kombucha;

▪	Moonachie, New Jersey, which produces Terra® root vegetable and potato chips;

▪	Lancaster, Pennsylvania, which produces Sensible Portions® snack products;

▪	Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients;

▪	Shreveport, Louisiana, which produces DeBoles® organic and gluten-free pasta;

▪	West Chester, Pennsylvania, which produces Earth’s Best® pouches, Ethnic Gourmet® frozen meals, Rosetto® frozen pastas and Gluten Free Café® frozen entrees;

▪	Ashland, Oregon, which produces MaraNatha® nut butters;

▪	Boulder, Colorado, which produces our WestSoy® fresh tofu, seitan and tempeh products;

▪	Culver City, California, which produces Alba Botanica®, Avalon Organics®, JASON® and Earth’s Best® personal care products; and

▪	Long Island City, New York, and Hawthorne, California, which produce BluePrint® cold-pressed juices.

Our United Kingdom segment has the following manufacturing facilities:

▪	Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s® and Gale’s®;

▪	Grimsby, England, which produces our New Covent Garden Soup Co.® and Cully & Sully® chilled soups;

▪	Peterborough, England, which also produces New Covent Garden Soup Co.® chilled soups;

▪	Ashford, England, which produces our Johnsons Juice Co.® fruit juices;

▪	Clitheroe, England, which produces our Farmhouse Fare® hot-eating desserts;

▪	Leeds, England, which prepares our fresh fruit products;

▪	Luton, England, which produces fruit and vegetable meal solutions; and

▪	Fakenham, England, which produces Linda McCartney® and other meat-free frozen foods, as well as chilled and frozen dessert products.

Our Rest of World segment has the following manufacturing facilities:

▪	Vancouver, British Columbia, which produces Yves Veggie Cuisine® soy-based meat-alternative products;

▪	Brussels, Belgium, which prepares Grains Noirs® fresh organic appetizers, salads, sandwiches and other full-plated dishes;

▪	Troisdorf, Germany, which produces Natumi® soymilk, Rice Dream® and other non-dairy beverages;

▪	Andiran, France, which produces our Danival® organic food products; and

▪	Larvik, Norway, which produces our GG UniqueFiberTM products.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Ashland, Oregon; Vancouver, British Columbia; Andiran, France; Histon, England; Ashford, England; and Fakenham, England.
Co-Packers
In addition to the products manufactured in our own facilities, independent manufacturers, who are referred to in our industry as co-packers, manufacture many of our products. During 2013, 2012 and 2011, approximately 45%, 52% and 56%, respectively, of our revenue was derived from products manufactured by independent co-packers. Many of our co-packers produce products for other companies as well. We believe that alternative sources of co-packing production are available for the majority of our co-packed products, although we may experience disruption in our operations if we are required to change any of our significant co-packing arrangements. Our co-packers are audited regularly by our quality assurance staff and are required to follow our Food Safety & Quality manual detailing standard operating procedures and compliance with Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all regulations, including regulations issued under the 2010 U.S. Food Safety and Modernization Act.

Suppliers of Ingredients and Packaging
Our natural and certified organic raw materials as well as our packaging materials are obtained from various suppliers around the world. All of our raw and packaging materials are purchased based upon requirements designed to meet our rigid specifications for food quality and safety and to comply with applicable U.S. and international regulations. The Company works with its suppliers to assure the quality and safety of their ingredients. These assurances are supported by our purchasing contracts and quality assurance specification packets including affidavits, certificates of analysis and analytical testing, where required. Our purchasers visit major suppliers around the world to procure competitively priced, quality ingredients that meet our specifications.
We maintain long-term relationships with many of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

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

Trademarks
We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States, Canada, the European Union and a number of other foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Earth’s Best®, Sensible Portions®, Terra®, Rice Dream®, The New Covent Garden Soup Co.®, Hartley’s®, Sun-Pat®, Arrowhead Mills®, Bearitos®, Breadshop’s®, Casbah®, Spectrum Naturals®, Spectrum Essentials®, MaraNatha®, SunSpire®, Celestial Seasonings®, DeBoles®, Ethnic Gourmet®, Garden of Eatin’®, The Greek Gods®, Hain Pure Foods®, BluePrint®, Health Valley®, Imagine®, JASON®, Zia®, Little Bear Organic Foods®, Nile Spice®, Boston’s The Best You’ve Ever Tasted®, Soy Dream®, Rosetto®, Gluten Free Café®, Walnut Acres Organic®, Westbrae Natural®, WestSoy®, Lima®, Danival®, Grains Noirs®, Natumi®, Johnson’s Juice Co.®, Farmhouse Fare®, Cully & Sully®, Robertson’s®, Gale’s®, Frank Cooper’s®, Ella’s Kitchen®, Yves Veggie Cuisine®, Avalon Organics®, Alba Botanica®, Queen Helene®, Batherapy®, Shower Therapy®, Footherapy® and Earth’s Best TenderCare® brands. We also have trademarks for most of our best-selling Celestial Seasonings teas, including Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Red Zinger®, Wild Berry Zinger®, Tension Tamer®, Country Peach Passion® and Raspberry Zinger®.
We market the Linda McCartney® brand under license. We also market a Rose’s® marmalade and Cadbury® chocolate spreads under license. In addition, we license the right from Sesame Workshop to utilize the Sesame Street name and logo, as well as other Sesame Street intellectual property, on certain of our Earth’s Best® products.

Government Regulation
We are subject to extensive regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, marketing and distribution of our products include, among others, the Federal Trade Commission (“FTC”), the United States Food & Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”) and the Occupational Safety and Health Administration (“OSHA”). Under various statutes, these agencies prescribe, among other things, the requirements and establish the standards for quality, safety and representation of our products to the consumer in labeling and advertising.
Internationally, we are subject to the laws and regulatory authorities of the foreign jurisdictions in which we manufacture and sell our products, including the Food Standards Agency in the United Kingdom, the Canadian Food Inspection Agency in Canada and European Food Safety Authority which supports the European Commission, as well as individual country, province, state and local regulations.

Independent Certification
In the United States, we certify our organic products in accordance with the USDA’s National Organic Program through organizations such as Quality Assurance International (“QAI”), Oregon Tilth and the Texas Department of Agriculture. Where reciprocity does not exist or where a product is marketed solely outside of the United States, we use accredited certifying agencies to ensure compliance with country-specific government regulations for selling organic products.
The majority of our products are certified kosher under the supervision of accredited agencies including The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, “KOF-K” Kosher Supervision, Star K Kosher Certification and Circle K.
We also work with other non-governmental organizations such as NSF International, which developed the NSF/ANSI 305 Standard for Personal Care Products Containing Organic Ingredients and provides third party certification through QAI for our personal care products in the absence of an established government regulation for these products. In addition, we work with other non-governmental organizations such as the Gluten Free Intolerance Group, Whole Grain Council and the Non-GMO project.
We are working with the Global Food Safety Initiative (GFSI) to certify all of our Company-owned manufacturing facilities under accredited programs including SQF (Safe Quality Foods) and BRC (British Retail Consortium) and ISO (International Organization for Standardization).

Available Information
The following information can be found, free of charge, on our corporate website at http://www.hain.com:

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

In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.
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
Disruptions in the worldwide economy and the financial markets may adversely impact our business and results of operations.
Adverse and uncertain economic and market conditions, particularly in the locations in which we operate, may impact customer and consumer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers and creditors. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, which may adversely affect our results of operations. Consumers may also reduce the number of organic and natural products that they purchase where there are conventional alternatives, given that organic and natural products generally have higher retail prices than do their conventional counterparts. In addition, consumers may choose to purchase private label products rather than branded products, which generally have lower retail prices than do their branded counterparts. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers, the financial condition of our customers and our ability to provide products that appeal to consumers at the right price.
Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and, therefore, could adversely impact our sales and profitability.
Our markets are highly competitive.
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
Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We cannot be certain that we will successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, The WhiteWave Foods Company, Mondelez International, Inc., General Mills, Inc., Groupe Danone, The J.M. Smucker Company, Kellogg Company, Kraft Foods Inc., Nestle S.A., PepsiCo, Inc. and Unilever, PLC, and conventional personal care products companies, including but not limited to The Proctor and Gamble Company, Johnson & Johnson and Colgate-Palmolive, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete with other organic and natural packaged food brands and companies, including Annie’s, Inc., Nature’s Path Foods, Inc. and Amy’s Kitchen, and with smaller companies, which may be more innovative, able to bring new products to market faster and better able to quickly exploit and serve niche markets. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. As a result of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. As a result, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

Consumer preferences for our products are difficult to predict and may change.
Our business is primarily focused on sales of organic and natural products which, if consumer demand for such categories were to decrease, could harm our business. In addition, we have other product categories which are subject to evolving consumer preferences.
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

Our growth is dependent on our ability to introduce new products and improve existing products.
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

Our acquisition strategy exposes us to risk, including our ability to integrate the brands that we acquire.
We intend to continue to grow our business in part through the acquisition of new brands, both in the United States and internationally. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing product mix and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our business internationally. We cannot be certain that we will be able to successfully:

•	identify suitable acquisition candidates;

•	negotiate acquisitions of identified candidates on terms acceptable to us; or

•	integrate acquisitions that we complete.
We may encounter increased competition for acquisitions in the future, which could result in acquisition prices we do not consider acceptable. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Furthermore, acquisition-related costs are required to be expensed as incurred even though the acquisition may not be completed.
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
Companies or brands acquired may not achieve the level of sales or profitability that justify the investment made. We may determine to discontinue products if they do not meet, among other reasons, our standards for quality or profitability or both, which may have a material adverse effect on sales relating to such acquisition.
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
We may not be able to successfully consummate proposed divestitures.
We may, from time to time, divest businesses that become less of a strategic fit within our portfolio or no longer meet our growth or profitability targets. Our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses. Additionally, we may be required to record asset impairment or restructuring charges related to divested businesses, or indemnify buyers for liabilities, which may reduce our profitability and cash flows. We may also not be able to negotiate such divestitures on terms acceptable to us. Such potential divestitures will require management resources and may divert management’s attention from our day-to-day operations. If we are not successful in divesting such businesses, our business could be harmed.

We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
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
We are dependent upon the services of our Chief Executive Officer and senior management team.
We are highly dependent upon the services of Irwin D. Simon, our Chairman of the Board, President and Chief Executive Officer. We believe Mr. Simon’s reputation as our founder and his expertise and knowledge in the organic and natural products industry are critical factors in our continuing growth. His relationships with customers and suppliers are not easily found elsewhere in the organic and natural products industry. The loss of the services of Mr. Simon could harm our business.
Additionally, if we lose one or more members of our senior management team, our business, financial position, results of operations or cash flows could be harmed.

We rely on independent distributors for a substantial portion of our sales.
We rely upon sales made by or through non-affiliated distributors to customers. Distributors purchase directly for their own account for resale. One distributor, United Natural Foods, Inc., which redistributes products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 15%, 18% and 21% of our consolidated net sales for the fiscal years ended June 30, 2013, 2012, and 2011, respectively. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

Consolidation of customers or the loss of a significant customer could negatively impact our sales and profitability.
Customers, such as supermarkets and food distributors in North America and the European Union continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases or demand increased promotional programs, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business.
Our largest customer, United Natural Foods, Inc., a distributor, accounted for approximately 15%, 18% and 21% of our consolidated net sales for the fiscal years ended June 30, 2013, 2012, and 2011, respectively, which were primarily related to the United States segment. A second customer, Walmart and its affiliates Sam’s Club and ASDA, together accounted for approximately 10% of our consolidated net sales for the fiscal year ended June 30, 2013, which were primarily related to the United States and United Kingdom segments. No other customer accounted for more than 10% of our net sales in the past three fiscal years.
We do not generally enter into sales agreements with our customers. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

Loss of one or more of our manufacturing facilities or independent co-packers or distribution centers could harm our business.
For the fiscal years ended June 30, 2013, 2012 and 2011, approximately 55%, 48% and 44%, respectively, of our revenue was derived from products manufactured at our own manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, which may be caused by work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as the interruption of operations is resolved or an alternate source of production could be secured. In addition, if one or more of our manufacturing facilities are running at full capacity and we are unable to keep up with customer demand, we may not be able to fulfill orders on time or at all which could adversely impact our business.
During fiscal 2013, 2012 and 2011, approximately 45%, 52% and 56%, respectively, of our revenue was derived from products manufactured at independent co-packers. In some cases an individual co-packer may produce all of our requirements for a particular brand. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms in a timely manner. Therefore, the loss of one or more co-packers, disruptions or delays at a co-packer, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products or reduce or eliminate the availability of some of our products, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, the success of our business depends, in large part, upon dependable transportation systems and a strong distribution network. A disruption in transportation services could result in an inability to supply materials to our or our co-packers’ facilities. We utilize distribution centers which are managed by third parties. Activity at these distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters or bankruptcy or other financial issues affecting the third party providers. Any extended disruption in the distribution of our products could have a material adverse effect on our business.

If we do not manage our supply chain effectively, our operating results may be adversely affected.
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

Our future results of operations may be adversely affected by the availability of organic ingredients.
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

Our future results of operations may be adversely affected by increased fuel, raw materials and commodity costs.
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

Our ability to offset the impact of cost input inflation on our operations is partially dependent on our ability to implement and achieve targeted savings and efficiencies from cost reduction initiatives.
We continuously seek to put in place initiatives which are designed to control or reduce costs or that increase operating efficiencies in order to improve our profitability and offset many of the input cost increases which are outside of our control. Our success depends on our ability to execute and realize cost savings and efficiencies from our operations. If we are unable to identify and fully implement our productivity plans and achieve our anticipated efficiencies our profitability may be adversely impacted.
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

We are subject to risks associated with our international sales and operations, including foreign currency risks.
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
During fiscal 2013, approximately 37.5% of our consolidated net sales were generated outside the United States, while such sales outside the United States were 28.1% of net sales in 2012 and 17.9% in 2011. Sales from outside our United States markets may continue to represent a significant portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

Our inability to use our trademarks could have a material adverse effect on our business.
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
In addition, we market products under brands licensed under trademark license agreements, including Linda McCartney®, the Sesame Street name and logo and other Sesame Street intellectual property on certain of our Earth’s Best® products, Cadbury®, Rose’s® and Candle Cafe™ brand. We believe that these trademarks have significant value and are instrumental in our ability to create and sustain demand for and to market those products offerings. We cannot assure you that these trademark license agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademark license agreements may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks and suspend sales of products using such trademarks.

We are subject to U.S and international regulations that could adversely affect our business and results of operations.
We are subject to extensive regulations in the United States, the United Kingdom, Canada, Europe and any other countries where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising, and distributing of these products. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements, may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

As a publicly traded company, we are further subject to federal rules and regulations as well as the rules of the stock exchange on which our common stock is listed. These entities, including the Securities and Exchange Commission, the Public Company

Accounting Oversight Board and the NASDAQ® Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws recently enacted by Congress. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

With our expanding international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-bribery laws. The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.

We are subject to environmental laws and regulations relating to hazardous materials, substances and waste used in or resulting from our operations. Liabilities or claims with respect to environmental matters could have a significant negative impact on our business.

As with other companies engaged in similar businesses, the nature of our operations expose us to the risk of liabilities and claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Furthermore, our operations are governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace. Any material costs incurred in connection with such liabilities or claims could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Any environmental or health and safety legislation or regulations enacted in the future, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted may lead to an increase in compliance costs or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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
The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may lead to a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm, including the risk of reputational harm being magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms and social media sites, could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We rely on independent certification for a number of our products.
We rely on independent certification, such as certifications of our products as “organic” or “kosher,” to differentiate our products from others. The loss of any independent certifications could adversely affect our market position as a organic and natural products company, which could harm our business.

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

Due to the seasonality of many of our products and other factors, our results of operations are subject to quarterly fluctuations.
We manufacture and market hot tea products and soups, and as a result, our quarterly results of operations reflect seasonal trends resulting from increased demand for our hot tea products and soups in the cooler months of the year. In addition, some of our other products also show stronger sales in the cooler months while our snack food product lines and certain of our prepared food products are stronger in the warmer months.
Quarterly fluctuations in our sales volume and results of operations are due to a number of factors relating to our business, including the timing of trade promotions, advertising, consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy or other operating costs. The impact on sales volume and results of operations due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our sales or operating results in any quarter in a fiscal year as indicators for other quarters in that fiscal year.

An impairment in the carrying value of goodwill or other acquired intangible assets could materially and adversely affect our consolidated results of operations and net worth.
As of June 30, 2013, we had approximately $1.37 billion of goodwill and other intangible assets (primarily indefinite-lived intangible assets associated with our brands) on our balance sheet as a result of the acquisitions we have made since our inception. The value of these intangible assets depends on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to these intangibles may be caused by factors outside of our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in market interest rates or lower than expected sales and profit growth rates. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived intangible assets. Impairment analysis and measurement is a process that requires considerable judgment. We determine the fair value of our indefinite-lived intangibles using the relief from royalty method. Significant and unanticipated changes in the value of our reporting units or our indefinite-lived intangible assets could require a charge for impairment in a future period that could substantially affect our consolidated earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth.
Our reviews in fiscal 2011, 2012 and 2013 did not indicate an impairment related to our continuing operations; however, if our common stock price trades below book value per share for a sustained period, if there are changes in market conditions or a future downturn in our business, or if future interim or annual impairment tests indicate an impairment of our goodwill or indefinite-lived intangible assets, we may have to recognize additional non-cash impairment charges which may materially adversely affect our consolidated results of operations and net worth. For further details, see Note 8, Goodwill and Other Intangible Assets, to our consolidated financial statements for the fiscal year ended June 30, 2013.

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
Additionally, we do not have operating control of our joint ventures. Because we do not own a majority or maintain voting control of our joint ventures, we do not have the ability to control their policies, management or affairs. The management team of these joint ventures could make business decisions without our consent that could impair the economic value of our investments. Any such diminution in the value of our investments could have an adverse impact on our business, results of operations and financial condition.

Our business operations could be disrupted if our information technology systems fail to perform adequately.
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

Pending and future litigation may lead us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters or other aspects of our business. Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial position, cash flows or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our financial position, cash flows or results of operations.
Our Officers and Directors and 10% or greater beneficial owners may be able to control our actions.
Our officers and directors and 10% or greater beneficial owners, including the Icahn Group, beneficially owned (assuming the exercise of all stock options held by our officers and directors) approximately 20.1% of our common stock as of June 30, 2013. Accordingly, our officers and directors and 10% or greater beneficial owners may be in a position to influence the election of our directors and otherwise influence stockholder action.
In addition, on July 7, 2010, we entered into an agreement with certain investment funds managed by Carl C. Icahn, or the Icahn Group (the “Icahn Group”). Pursuant to our agreement with the Icahn Group, we have approved the Icahn Group becoming the beneficial owner of 15%, but not more than 20%, of our common stock on the condition that the definition of “interested stockholder” in Section 203 of the Delaware General Corporation Law is deemed amended to substitute 20% for 15%, and Section 203, as so amended, is applicable to, and in full force and effect, for the Icahn Group and us. According to the Form 4 filed by the Icahn Group on November 16, 2012, the Icahn Group beneficially owned an aggregate of 7,239,963 shares of our common stock or 15.2% of our outstanding common stock (based upon the 47,698,532 shares of our common stock outstanding as of August 20, 2013). As a result, the Icahn Group could increase its beneficial ownership of our common stock.
The Icahn Group could be in a position to influence the election of our directors or otherwise influence stockholder action, including, without limitation, whether, with whom and the terms on which we could engage in a change in control transaction, which could have the effect of discouraging, delaying or preventing a change in control.

Our ability to issue preferred stock may deter takeover attempts.
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

Item 1B.        Unresolved Staff Comments

None.

Item 2.        Properties
Our primary facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Headquarters office	Lake Success, NY	86,000	2029
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing and distribution (Grocery)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods and pouch filling)	West Chester, PA	105,000	Owned
Manufacturing (Vegetable chips)	Moonachie, NJ	75,000	Owned
Manufacturing and distribution center (Snack products)	Lancaster, PA	100,000	2017
Manufacturing and distribution (Grocery)	Shreveport, LA	37,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2015
Manufacturing (Meat-alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks and personal care products)	Ontario, CA	375,000	2014
Distribution center (Snack products)	Landisville, PA	56,000	2013
Distribution center (Tea)	Boulder, CO	81,000	2014
Distribution center (Meat-alternatives)	Boulder, CO	45,000	Month to month
Distribution center (Personal care)	Culver City, CA	26,000	2015
Manufacturing and distribution (Cold-pressed juice)	Long Island City, NY	10,000	2019
Manufacturing and distribution (Cold-pressed juice)	Hawthorne, California	17,000	2016
Manufacturing (Meat-alternatives)	Vancouver, BC, Canada	76,000	Owned
Manufacturing, distribution and offices (Non-dairy beverages)	Troisdorf, Germany	131,000	2027
Manufacturing (Fresh prepared food products)	Brussels, Belgium	20,000	2014
Manufacturing and offices (Organic food products)	Andiran, France	39,000	Owned
Distribution (Organic food products)	Nerrac, France	18,000	Owned
Manufacturing and distribution (Crackers)	Larvik, Norway	16,000	2019
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing (Fresh prepared fruit products)	Luton, England	97,000	2015
Manufacturing (Hot-eating desserts)	Clitheroe, England	38,000	2026
Manufacturing (Fresh fruit and salads)	Leeds, England	37,000	2022
Manufacturing (Chilled soups)	Grimsby, England	61,000	2029
Manufacturing (Chilled soups)	Peterborough, England	54,000	2020
Distribution (Chilled products)	Peterborough, England	35,000	Owned
Manufacturing (Desserts and meat-free frozen products)	Fakenham, England	101,000	Owned
Manufacturing (Juices, Smoothies and Ingredients)	Ashford, England	53,000	Owned
We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada and Europe.
In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.
For further information regarding our lease obligations, see Note 16, Commitments and Contingencies. For further information regarding the use of our properties by segments, see Item 1, Business - Production.

Item 3.        Legal Proceedings

From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.
On October 11, 2012, a putative class action lawsuit, titled Morrison and Kist. v. The Hain Celestial Group, Inc. et al, was filed against the Company and each of its directors in the Supreme Court of the State of New York, County of Nassau. Plaintiffs alleged that the board of directors breached its fiduciary duties in respect of the proxy statement disclosure relating to the proposals for the advisory vote regarding executive compensation and the amendment to the Amended and Restated 2002 Long Term Incentive and Stock Award Plan. The complaint sought injunctive relief and damages. On November 14, 2012, the Court denied plaintiffs’ motion for a temporary restraining order relating to the Company’s Annual Meeting of Stockholders, finding that plaintiffs failed to establish that the allegedly non-disclosed information was material and that plaintiffs could not show any irreparable harm. On December 12, 2012, plaintiffs moved to amend their complaint and, on January 15, 2013, the Company and the directors moved to dismiss the lawsuit. On June 20, 2013, the Court dismissed the lawsuit with prejudice.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our Common Stock for each fiscal quarter from July 1, 2011 through June 30, 2013.

	Common Stock
	Fiscal Year 2013		Fiscal Year 2012
	High	Low	High	Low
First Quarter	$73.72	$51.38	$34.72	$26.10
Second Quarter	66.21	51.51	38.47	27.90
Third Quarter	62.64	52.12	44.82	33.72
Fourth Quarter	70.21	59.25	57.42	42.81
As of August 20, 2013, there were 329 holders of record of our Common Stock.

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

Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
April 2013	—		—	—	—
May 2013	155	(1)	$66.62	—	—
June 2013	—		—	—	—
Total	155		$66.62	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Equity Compensation Plan Information
The following table sets forth certain information, as of June 30, 2013, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (1)
Equity compensation plans approved by security holders	1,778,752	$18.88	3,482,633
Equity compensation plans not approved by security holders	None	None	None
Total	1,778,752	$18.88	3,482,633

(1)
Of the 3,482,633 shares available for future issuance under our equity compensation plans, 3,456,588 shares are available for grant under the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and 26,045 shares are available for grant under the 2000 Directors Stock Plan.

Performance Graph
The following graph compares the performance of our common stock to the S&P 500 Index, the S&P Smallcap 600 Index and to the S&P Packaged Foods and Meats Index (in which we are included) for the period from June 30, 2008 through June 30, 2013. The comparison assumes $100 invested on June 30, 2008.

Item 6.        Selected Financial Data

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. Beginning on July 1, 2009, the revenues and expenses of HPP are no longer consolidated. Additionally, as described further in Note 5, Discontinued Operations, the Company made the decision during fiscal 2012 to sell its private-label chilled ready meals and sandwich operations in the United Kingdom, and as such, the results of these businesses have been classified as discontinued operations for all periods presented. Amounts are in thousands except for per share amounts.

	Fiscal Year ended June 30,
	2013	2012 (a)	2011	2010	2009 (b)
Operating results:
Net sales	$1,734,683	$1,378,247	$1,108,546	$890,007	$1,060,580
Income (loss) from continuing operations attributable to The Hain Celestial Group, Inc.	$119,793	$94,214	$58,971	$38,191	$(13,827)
Loss from discontinued operations attributable to The Hain Celestial Group, Inc.	$(5,137)	$(14,989)	$(3,989)	$(9,572)	$(10,896)
Net income (loss) attributable to The Hain Celestial Group, Inc.	$114,656	$79,225	$54,982	$28,619	$(24,723)

Basic net income per common share:
From continuing operations	$2.59	$2.12	$1.37	$0.93	$(0.34)
From discontinued operations	(0.11)	(0.33)	(0.10)	(0.23)	(0.27)
Net income per common share - basic	$2.48	$1.79	$1.27	$0.70	$(0.61)

Diluted net income per common share:
From continuing operations	$2.52	$2.05	$1.32	$0.92	$(0.34)
From discontinued operations	(0.11)	(0.32)	(0.09)	(0.23)	(0.27)
Net income per common share - diluted	$2.41	$1.73	$1.23	$0.69	$(0.61)

Financial position:
Working capital	$301,042	$245,999	$200,383	$174,967	$212,592
Total assets	$2,258,494	$1,673,593	$1,333,504	$1,198,087	$1,123,496
Long-term debt	$653,464	$390,288	$229,540	$225,004	$258,372
Stockholders’ equity	$1,201,555	$964,602	$866,703	$765,723	$701,323

(a)	The loss from discontinued operations in fiscal 2012 includes impairment charges of $14.9 million, or $0.32 per diluted share.

(b)	The net loss in fiscal 2009 includes goodwill and other intangibles impairment charges of $52.6 million, or $1.20 per share, of which $14.4 million is included in discontinued operations.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2013 Consolidated Financial Statements and the related Notes and “Item 1A. Risk Factors” contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company’s private-label chilled ready meals and sandwich businesses, including the Daily BreadTM brand name, in the United Kingdom, are classified as discontinued operations for all periods presented.

Overview
We manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in several organic and natural products categories, with an extensive portfolio of well-known brands. Our operations are managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. Our business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market retailers, e-tailers, food service channels and club stores. We manufacture domestically and internationally and our products are sold in more than 50 countries.
We have acquired numerous brands since our formation and we intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of organic and natural food and personal care products companies or product lines an integral part of our business strategy. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthier Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.
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
In the United States, we have experienced increased consumer consumption in recent years, which we expect to continue to support with expanded distribution, efficient use of promotional allowances and the introduction of innovative new products. In the United Kingdom, with the recent acquisition of the UK Ambient Grocery Brands and with the commencement of a long-term program with a major retailer, we have implemented a program to discontinue certain of our sales which do not meet our profitability objectives. Energy and commodity prices continue to be volatile and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.

Recent Developments
On May 2, 2013, we acquired Ella’s Kitchen Group Limited (“Ella’s Kitchen”), a manufacturer and distributor of premium organic baby food under the Ella’s Kitchen® brand and the first company to offer baby food in convenient flexible pouches. Ella’s Kitchen offers a range of branded organic baby and toddler food products principally in the United Kingdom, the United States and Scandinavia. Ella’s Kitchen’s operations are included as part of the Company’s United States operating segment. Consideration in the transaction consisted of cash totaling £37.6 million, net of cash acquired (approximately $58.4 million at the transaction date exchange rate) and 687,779 shares of the Company’s common stock valued at $45.1 million.
On December 21, 2012, we acquired the assets and business of Zoe Sakoutis LLC, d/b/a BluePrint Cleanse (“BluePrint”), a nationally recognized leader in the cold-pressed juice category based in New York City, for $26.2 million, including $16.7 million in cash and 174,267 shares of the Company’s common stock, valued at $9.5 million. Additionally, contingent consideration is payable based upon the achievement of specified operating results during the two annual periods ending December 31, 2013 and 2014. The BluePrint® brand, which is part of our United States operating segment, expands our product offerings into a new category.

During the third quarter of fiscal 2012, the Company made the decision to sell its private-label chilled ready meals (“CRM”) business in the United Kingdom, which was acquired in October 2011 as part of the acquisition of the Daniels Group (“Daniels”). The sale of the CRM business was completed on August 20, 2012. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich operations, including the Daily BreadTM brand name in the United Kingdom. The disposal of the sandwich business was completed on November 1, 2012 and resulted in an exchange of businesses with the other party, whereby the Company acquired the fresh prepared fruit products business of Superior Food Limited in the United Kingdom in exchange for the Company’s sandwich business and a cash payment of £1.0 million (approximately $1.6 million at the transaction date exchange rate). Operating results for the CRM business, which had been included in the Company’s consolidated financial statements for the period subsequent to the October 2011 acquisition, and the sandwich business have been classified as discontinued operations for all periods presented.

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

Results of Operations

FISCAL 2013 COMPARED TO FISCAL 2012

Consolidated Results

Net Sales
Net sales in fiscal 2013 were $1.73 billion, an increase of $356.4 million, or 25.9%, from net sales of $1.38 billion in fiscal 2012.

The sales increase primarily resulted from an increase in sales of $104.2 million in the United States from improved consumption, expanded distribution and the impact of current year acquisitions, and an increase in sales of $228.1 million in the United Kingdom primarily due to the acquisition of the UK Ambient Grocery Brands in the second quarter of the current fiscal year. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit in fiscal 2013 was $474.9 million, an increase of $92.4 million, or 24.2%, from last year’s gross profit of $382.5 million. Gross profit in fiscal 2013 was 27.4% of net sales compared to 27.8% of net sales for fiscal 2012. The change in gross profit percentage resulted from the mix of product sales, including the full year margin impact related to the inclusion of Daniels and the current year acquisition of the UK Ambient Grocery Brands which operate at slightly lower relative margins. In addition, we experienced generally higher input costs, offset partially by productivity initiatives and price increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $274.8 million, an increase of $45.2 million, or 19.7%, in fiscal 2013 from $229.6 million in fiscal 2012. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. Selling, general and administrative expenses as a percentage of net sales was 15.8% in fiscal 2013 and 16.7% in fiscal 2012, a decrease of 90 basis points primarily related to the inclusion of Daniels and the UK Ambient Grocery Brands which operate with lower relative expenses and our continued focus on leveraging our existing expense base.

Amortization of acquired intangibles
Amortization of acquired intangibles was $12.2 million, an increase of $4.2 million, or 51.8%, in fiscal 2013 from $8.0 million in fiscal 2012. The increase is due to the Company’s current year acquisitions, as well as the full year impact of prior year acquisitions.

Acquisition Related Expenses, Restructuring and Integration Charges
We incurred acquisition, restructuring and integration related expenses aggregating $13.6 million in the fiscal year ended June 30, 2013, which were primarily related to the acquisitions of the UK Ambient Grocery Brands, Ella’s Kitchen and BluePrint, and to a lesser extent restructuring and integration charges related to the ongoing integration activities of certain functions in the United Kingdom into the Daniels operations. Additionally, we recorded contingent consideration expense related to BluePrint of $2.3 million based on our revised estimates of the fair value of the liability.
We incurred acquisition and integration related expenses aggregating $8.0 million in the fiscal year ended June 30, 2012, which were primarily related to the acquisition of Daniels. The charges were offset by a net reduction of expense of $14.6 million primarily representing the reversal of the carrying value of contingent consideration for the Daniels acquisition based on our revised estimate of fair value, offset partially by additional expense related to the settlement of the contingent consideration for the Sensible Portions acquisition.

Operating Income
Operating income in fiscal 2013 was $174.3 million, an increase of $22.8 million, or 15.0%, from $151.5 million in fiscal 2012. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.0% in fiscal 2013 compared with 11.0% in fiscal 2012. The change in operating income percentage is attributable to the increase in acquisition related expenses recorded during fiscal 2013, as described above.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $20.5 million for fiscal 2013 compared to $17.3 million for fiscal 2012. Net interest expense totaled $19.4 million in fiscal 2013, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in fiscal 2012 was $15.8 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the current year acquisitions, as well as an increase in amortization of deferred financing costs associated with amending our Credit Agreement in the first quarter of fiscal 2013. Other expenses, net, decreased to $1.1 million for fiscal 2013 from $1.5 million for fiscal 2012, principally related to realized gains on the forward purchases of British Pounds Sterling to fund the acquisitions of the UK Ambient Grocery Brands and Ella’s Kitchen.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the fiscal years ended June 30, 2013 and 2012 was $153.8 million and $134.2 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $34.3 million in fiscal 2013 compared to $41.2 million in fiscal 2012. Our effective income tax rate from continuing operations was 22.3% of pre-tax income in fiscal 2013 compared to 30.7% in fiscal 2012. The effective tax rate in fiscal 2013 was lower than the prior year primarily as a result of an income tax benefit of $13.2 million recorded in the current period related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries and to a lesser extent the shift in the mix of taxable income to the United Kingdom’s lower tax rate jurisdiction due to our recent acquisitions.
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

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the fiscal year ended June 30, 2013 was $0.3 million compared to $1.1 million for the fiscal year ended June 30, 2012. The decrease is primarily related to increased losses incurred by HHO during fiscal 2013 as they classified their infant formula business as a discontinued operation in the fourth quarter of fiscal 2013, resulting in additional charges. Our equity in the earnings of HPP were $2.2 million in fiscal 2013 and $2.4 million in fiscal 2012.

Income From Continuing Operations
Income from continuing operations for the fiscal years ended June 30, 2013 and 2012 was $119.8 million and $94.2 million, or $2.52 and $2.05 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the fiscal year ended June 30, 2013 was $5.1 million compared to a loss of $15.0 million for the fiscal year ended June 30, 2012. Net sales reported within discontinued operations was $15.3 million and $73.7 million during fiscal 2013 and fiscal 2012, respectively. The decrease in sales primarily relates to the disposal of the CRM business on August 20, 2012. The operating loss included within discontinued operations was $1.2 million and $16.8 million for the respective periods. The operating loss for fiscal 2012 includes non-cash impairment and other non-recurring charges totaling $14.9 million related to the write-down of certain long-lived assets based on their estimated fair value. In addition, during fiscal 2013 we recorded a $4.2 million loss on disposal of the CRM business.

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the fiscal years ended June 30, 2013 and 2012:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Fiscal 2013 net sales	$1,095,867	$420,408	$218,408	$—	$1,734,683
Fiscal 2012 net sales	$991,626	$192,352	$194,269	$—	$1,378,247
% change - Fiscal 2013 vs. 2012	10.5%	118.6%	12.4%		25.9%

Fiscal 2013 operating income(loss)	$177,352	$31,069	$18,671	$(52,780)	$174,312
Fiscal 2012 operating income(loss)	$149,791	$9,690	$13,347	$(21,300)	$151,528
% change - Fiscal 2013 vs. 2012	18.4%	220.6%	39.9%		15.0%

Fiscal 2013 operating income margin	16.2%	7.4%	8.5%		10.0%
Fiscal 2012 operating income margin	15.1%	5.0%	6.9%		11.0%

(1)
Includes $16,634 and $7,974 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2013 and 2012, respectively. Corporate and other also includes $2,336 of expense for the fiscal year ended June 30, 2013 and a reduction of expense of $14,627 for the fiscal year ended June 30, 2012 related to adjustments of the carrying value of contingent consideration.

The Rest of World consists of our Canada and Europe operating segments. The Corporate category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges are included in Corporate and other. Refer to Note 18, Segment Information, for additional details.
Our net sales in the United States in fiscal 2013 were $1.10 billion, an increase of $104.2 million, or 10.5%, from net sales of $991.6 million in fiscal 2012. The sales increase was directly related to continued improved consumption and expanded distribution with growth from many of our brands, including Earth’s Best, Celestial Seasonings, MaraNatha, Spectrum, The Greek Gods,

Garden of Eatin’, Alba Botanica and JASON, and to a lesser extent the current year acquisitions of BluePrint and Ella’s Kitchen. Operating income in the United States in fiscal 2013 was $177.4 million, an increase of $27.6 million, or 18.4%, from operating income of $149.8 million in fiscal 2012. Operating income as a percentage of net sales in the United States increased to 16.2% from 15.1% during these periods. The improvement primarily resulted from the continued leverage of the Company’s expense base, price increases and productivity improvements, offset partially by higher input costs and amortization expense on acquired intangible assets. Additionally, sales in the United States were impacted by the shift in sales responsibilities in Canada for the Sensible Portions brand to the Company’s Canadian operations in fiscal year 2013, which accounted for approximately $10.9 million included in United States sales for fiscal 2012.
Our net sales in the United Kingdom in fiscal 2013 were $420.4 million, an increase of $228.1 million, or 118.6%, from net sales of $192.4 million in fiscal 2012. The sales increase was primarily a result of the acquisition of the UK Ambient Grocery Brands in the second quarter of fiscal 2013 and to a lesser extent the full year impact of the acquisition of Daniels during the second quarter of fiscal 2012. Operating income in the United Kingdom in fiscal 2013 was $31.1 million, an increase of $21.4 million, from $9.7 million in fiscal 2012. The increase was also due to the aforementioned acquisitions.
Our net sales in the Rest of World were $218.4 million in fiscal 2013, and increase of $24.1 million, or 12.4%, from fiscal 2012. The increase was primarily the result of increased sales in Canada due to expanded distribution, including the aforementioned shift in sales responsibilities for the Sensible Portions brand, and the acquisition of the Europe’s Best brand in the second quarter of fiscal 2012. This increase was partially offset by an unfavorable impact of foreign currency exchange rates, which resulted in decreased sales of $3.4 million as compared to the prior fiscal year. Operating income as a percentage of net sales increased to 8.5% from 6.9%, reflecting the continued leveraging of the existing cost structure.

FISCAL 2012 COMPARED TO FISCAL 2011

Consolidated Results

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $229.6 million, an increase of $25.4 million, or 12.4%, in fiscal 2012 from $204.2 million in fiscal 2011. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired, partially offset by savings resulting from the integration of the Sensible Portions brand operations. Selling, general and administrative expenses as a percentage of net sales was 16.7% in fiscal 2012 and 18.4% in fiscal 2011, a decrease of 170 basis points primarily related to the inclusion of Daniels which operates with lower relative expenses.

Amortization of acquired intangibles
Amortization of acquired intangibles was $8.0 million, an increase of $3.6 million, or 80.5%, in fiscal 2012 from $4.4 million in fiscal 2011. The increase is due to the Company’s acquisitions completed in fiscal 2011.

Acquisition Related Expenses, Restructuring and Integration Charges
We incurred acquisition and integration related expenses aggregating $8.0 million in the fiscal year ended June 30, 2012, which were primarily related to the acquisition of Daniels. The charges were offset by a net reduction of expense of $14.6 million primarily representing the reversal of the carrying value of contingent consideration for the Daniels acquisition based on our revised estimate of fair value, offset partially by additional expense related to the settlement of the contingent consideration for the Sensible Portions acquisition.

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

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $17.3 million for fiscal 2012 compared to $12.2 million for fiscal 2011. Net interest expense totaled $15.8 million in fiscal 2012, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in fiscal 2011 was $14.1 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to purchase Daniels during the period, offset partially by a lower interest accretion on contingent consideration due to payments that were made during the first and second quarters of fiscal 2012.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the fiscal years ended June 30, 2012 and 2011 was $134.2 million and $98.9 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $41.2 million in fiscal 2012 compared to $37.8 million in fiscal 2011. Our effective income tax rate from continuing operations was 30.7% of pre-tax income in fiscal 2012 compared to 38.2% in fiscal 2011. The effective tax rate in fiscal 2012 was lower than the prior year primarily as a result of reduced losses incurred in the United Kingdom and the acquisition of Daniels on October 25, 2011 and the increased income in its lower tax rate jurisdiction. The Company’s tax rate in fiscal 2012 was also favorably impacted by the reduction of the carrying value of our liability for contingent consideration that was recorded in the fourth quarter, which did not have a corresponding tax impact, which was partially offset by an unfavorable impact of $1.2 million related to nondeductible transaction costs incurred in connection with the acquisition of Daniels. Prior to the acquisition of Daniels, no tax benefits were recognized for losses incurred in the United Kingdom. The Company will continue to maintain a valuation allowance on its net deferred tax assets related to those carryforward losses until an appropriate level of profitability is attained such that the losses may be utilized. If the Company is able to realize any of these deferred tax assets in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. In addition, in fiscal 2012 and fiscal 2011, the Company recorded adjustments to recognize decreases of $0.8 million and $1.0 million, respectively, in its liability for uncertain tax positions as the result of expirations of statute of limitations.
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

(1)
Includes $7,974 and $4,434 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2012 and 2011, respectively. Corporate and other also includes reductions of expense of $14,627 and $4,177 for the fiscal years ended June 30, 2012 and 2011, respectively, related to net reversals of the carrying value of contingent consideration.

The Rest of World consists of our Canada and Europe operating segments. The Corporate category consists of expenses related to the Company's centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company's senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses and restructuring charges are included in Corporate and other. Refer to Note 18, Segment Information, for additional details.
Our net sales in the United States in fiscal 2012 were $991.6 million, an increase of $81.5 million, or 9.0%, from net sales of $910.1 million in fiscal 2011. The sales increase was directly related to continued improved consumption and expanded distribution with growth from many of our brands, including Earth’s Best, Celestial Seasonings, Imagine, MaraNatha, Garden of Eatin’, Sensible Portions, The Greek Gods, Alba Botanica, Avalon and JASON. Operating income in the United States in fiscal 2012 was $149.8 million, an increase of $19.6 million, or 15.1%, from operating income of $130.2 million in fiscal 2011. Additionally, operating income as a percentage of net sales in the United States increased to 15.1% from 14.3% during these periods. The improvement primarily resulted from savings from the integration of the Sensible Portions brand operations, price increases and productivity improvements, offset partially by higher input costs.
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
Our net sales in the Rest of World were $194.3 million in fiscal 2012, and increase of $35.1 million, or 22.1%, from fiscal 2011. The increase was primarily the result of increased sales in Canada due to the acquisition of the Europe’s Best brand, and to a lesser extent, increased sales in Europe from Danival and GG UniqueFiber, both of which were acquired during the third quarter of fiscal 2011. Operating income as a percentage of net sales increased to 6.9% from 6.1%, reflecting the continued leveraging of the existing cost structure.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance increased $11.4 million during the year ended June 30, 2013 to $41.3 million. Our working capital was $301.0 million at June 30, 2013, an increase of $55.0 million from $246.0 million at the end of fiscal 2012. The increase was due principally to a $67.0 million increase in accounts receivable, a $63.7 million increase in inventories, offset partially by a $72.8 million increase in accounts payable, accrued expenses and other current liabilities.
Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. With the current exception of Canada, it is the Company’s current intent to permanently reinvest these funds outside the United States, and although a significant portion of the consolidated cash balances are maintained outside of the United States, its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2013, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year ended June 30,
(amounts in thousands)	2013	2012	2011
Cash flows provided by (used in):
Operating activities	$120,962	$121,960	$58,658
Investing activities	(406,136)	(270,664)	(55,483)
Financing activities	296,137	147,423	7,134
Exchange rate changes	405	3,659	(58)
Net increase in cash	$11,368	$2,378	$10,251

Net cash provided by operating activities was $121.0 million for the fiscal year ended June 30, 2013, compared to $122.0 million provided in fiscal 2012 and $58.7 million provided in fiscal 2011. The change in cash provided by operations in fiscal 2013 as compared to fiscal 2012 resulted from a $46.4 million increase in net income and other non-cash items, offset by a $47.4 million net decrease due to changes in our working capital. Cash used for changes in operating assets and liabilities (which is exclusive of the opening balances of acquired companies), primarily resulted from increases in accounts receivable and inventory, offset partially by increases in accounts payable and accrued expenses. The increase in cash provided by operating activities in fiscal 2012 resulted from a $37.5 million increase due to changes in our working capital and a $25.8 million increase in net income and other non-cash items.
In the fiscal year ended June 30, 2013, we used $406.1 million of cash in investing activities. We used $350.4 million of cash in connection with our acquisitions, including the UK Ambient Grocery Brands, BluePrint and Ella’s Kitchen, and $72.9 million for capital expenditures as discussed further below. These amounts were partially offset by $13.0 million of net cash received from the sale of the CRM business and $3.1 million of repayments of advances previously made to HPP. We used cash in investing activities of $270.7 million during the fiscal year ended June 30, 2012, which primarily included $257.3 million in connection with our acquisitions of The Daniels Group, Europe’s Best and Cully & Sully and $20.4 million for capital expenditures. We used cash in investing activities of $55.5 million during the fiscal year ended June 30, 2011, which principally included $45.3 million in connection with our acquisitions of the assets and business of 3 Greek Gods, Danival and GG UniqueFiber, and $11.5 million for capital expenditures.

Net cash of $296.1 million was provided by financing activities for the fiscal year ended June 30, 2013. We had proceeds from exercises of stock options of $12.8 million in fiscal 2013. We also had net borrowings of $263.5 million under our revolving credit facility, which was used to fund the current year acquisitions. During fiscal 2012, net cash of $147.4 million was provided by financing activities. We had proceeds from exercises of stock options of $14.2 million and from net borrowings under our Credit Agreement of $161.0 million. These items were partially offset by $32.4 million of contingent consideration paid related to the acquisitions of Sensible Portions and The Greek Gods brands. During fiscal 2011, net cash of $7.1 million was provided by financing activities. We had proceeds from exercises of stock options of $17.9 million and from net borrowings under our Credit Agreement of $4.1 million. These items were partially offset by $14.8 million of cash used to settle the first payment of contingent consideration due in connection with The Greek Gods acquisition.
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

	Fiscal Year ended June 30,
(amounts in thousands)	2013	2012	2011
Cash flow provided by operating activities	$120,962	$121,960	$58,658
Purchase of property, plant and equipment	(72,877)	(20,427)	(11,490)
Operating free cash flow	$48,085	$101,533	$47,168

Our operating free cash flow was $48.1 million for the fiscal year ended June 30, 2013, a decrease of $53.4 million from the fiscal year ended June 30, 2012. The decrease in our operating free cash flow resulted from our current year capital expenditures, which increased $52.5 million from the prior year. Our capital spending has increased over historical levels as a result of our recent acquisitions, the acquisition of equipment for a new non-dairy production facility in Europe, the expansion of our production facility in Fakenham, United Kingdom to accommodate new products and increased volume, a new snacks factory in the United States and the relocation to our new worldwide headquarters. We expect that our capital spending for the next fiscal year will be approximately $35 million, which will include completion of the current year projects as well as improvement and expansion of certain of our current manufacturing facilities.
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2013 and 2012, $150.0 million of the senior notes was outstanding.
We also have a credit agreement which provides us with a $850 million revolving credit facility (the “Credit Agreement”) which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of June 30, 2013 and 2012, there were $503.4 million and $240.0 million of borrowings outstanding, respectively, under the Credit Agreement.
The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature.

Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2013 are as follows:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations (1)	$737,228	$32,442	$188,545	$516,241	$—
Capital lease obligations	48	26	17	5	—
Operating lease obligations	95,185	14,386	21,373	13,569	45,857
Purchase obligations	182,753	172,136	9,694	923	—
Other long-term liabilities (2)	29,214	11,883	15,731	1,600	—
Total contractual obligations	$1,044,428	$230,873	$235,360	$532,338	$45,857

(1)	Including interest.

(2)
As of June 30, 2013, we had non-current unrecognized tax benefits of $2.4 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.

On October 24, 2012, we filed a “well-known seasoned issuer” shelf registration statement with the SEC which registers an indeterminate amount of securities for future sale. The shelf registration statement expires on October 24, 2015.
We believe that our cash on hand of $41.3 million at June 30, 2013, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2014 capital expenditures of approximately $35 million, and the $46.9 million of debt and lease obligations described in the table above, during the 2014 fiscal year.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies. The policies below have been identified as the critical accounting policies we use which require us to make estimates and assumptions and exercise judgment that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting estimates; however, materially different amounts might be reported under different conditions or using assumptions, estimates or making judgments different from those that we have applied. Our critical accounting policies are as follows, including our methodology for estimates made and assumptions used:
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
Sales and Promotion Incentives
Sales incentives and promotions include price discounts, slotting fees and coupons and are used to support sales of the Company’s products. These incentives are deducted from our gross sales to determine reported net sales. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in estimate in the period such change occurs.
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
Valuation of Accounts and Chargebacks Receivable
We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While United Natural Foods, Inc. represented approximately 13% and a second customer represented approximately 8% of our trade receivable balance at June 30, 2013, we believe there is no significant or unusual credit exposure at this time.
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
Goodwill and Intangible Assets
The carrying value of goodwill, which is allocated to the Company’s reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment as of the first day of the fourth quarter of each fiscal year, and on an interim basis if events or circumstances warrant it. Events or circumstances that might indicate an interim valuation is warranted include unexpected changes in business conditions, economic factors or a sustained decline in the Company’s market capitalization below the Company’s carrying value. During the annual impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. For our fiscal 2013 goodwill impairment test, we determined that it was not necessary for four of our reporting units to apply the traditional two-step quantitative impairment test in ASC 350 based on qualitative information that it is more likely than not that the fair value of those reporting units exceeded their carrying values.
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
Indefinite-lived intangible assets consist primarily of acquired trade names and trademarks. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. We measure the fair value of these assets using the relief from royalty method. This method assumes that the trade names and trademarks have value to the extent their owner is relieved from paying royalties for the benefits received. We estimate the future revenues for the associated brands, the appropriate royalty rate and the weighted average cost of capital.
We completed our annual impairment testing of goodwill and our trade names as of April 1, 2013. The analysis and assessment of these assets indicated that no impairment was required as either the fair values equaled or exceeded the recorded carrying values (for our indefinite-lived intangible assets and certain reporting units), or as described above, the qualitative assessment resulted in a determination that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount (for certain of our reporting units). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The fair value of our Europe reporting unit exceeded its carrying value by approximately 10%. This reporting unit represented approximately 2% of our goodwill balance as of April 1, 2013. Holding all other assumptions constant at the testing date, a one percentage point increase in the discount rate used in the testing of this unit would reduce the estimated fair value to approximately its carrying value. While we believe this operation can support the value of goodwill reported, this reporting unit is the most sensitive to changes in the underlying assumptions.
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
We have deferred tax benefits related to carryforward losses in the United Kingdom against which full valuation allowances have been recorded. Prior to the acquisition of Daniels, the Company’s United Kingdom subsidiaries had recorded historical losses and had been affected by restructuring and other charges. These losses represented sufficient evidence for management to determine that a full valuation allowance for these carryforward losses was appropriate. Under current U.K. tax law, our carryforward losses have no expiration. If the Company is able to realize any of these carryforward losses in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. We also have deferred tax assets in the United Kingdom related to fixed assets, for which full valuation allowances had been recorded. During fiscal 2013, we released these valuation allowances as we began to realize the benefits of such amounts.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, for information regarding recent accounting pronouncements.

Note Regarding Forward Looking Information
Certain statements contained in this Annual Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “seek”, “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) our intention to grow through acquisitions as well as internal expansion; (ii) the integration of our brands and the resulting impact thereof; (iii) the introduction of new products and the discontinuation of existing products; (iv) the use of promotional incentives; (v) the availability of alternative co-packers and the impact to our business if we are required to change our significant co-packing arrangements; (vi) trademarks, (vii) entry into new markets; (viii) the level of our sales made outside the United States; (ix) the payment of dividends; (x) our long term strategy for sustainable growth; (xi) the economic environment; (xii) our support of increased consumer consumption; (xiii) higher input costs; (xiv) the integration of acquisitions and the opportunities for growth related thereto; (xv) our tax rate; (xvi) the repatriation of foreign cash balances; (xvii) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xviii) our expectations regarding our capital spending for fiscal year 2014; and (xix) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for fiscal year 2014. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•
our ability to achieve our guidance for net sales and earnings per diluted share in fiscal year 2014 given the economic environment in the U.S. and other markets that we sell products as well as economic, political and business conditions generally and their effect on our customers and consumers' product preferences, and our business, financial condition and results of operations;

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets, as well as with respect to the Company's valuation allowances of its deferred tax assets;

•	our ability to implement our business and acquisition strategy;

•	the ability of our joint venture investments to successfully execute their business plans;

•
our ability to realize sustainable growth generally and from investments in core brands, offering new products and our focus on cost containment, productivity, cash flow and margin enhancement in particular;

•	our ability to effectively integrate our acquisitions;

•	our ability to successfully consummate any proposed divestitures;

•	the effects on our results of operations from the impacts of foreign exchange;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing customers and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel, raw material and commodity costs;

•	changes in, or the failure to comply with, government regulations;

•	the availability of organic and natural ingredients;

•	the loss of one or more of our manufacturing facilities;

•	our ability to use our trademarks;

•	reputational damage;

•	product liability;

•	seasonality;

•	litigation;

•	the Company's reliance on its information technology systems; and

•	the other risk factors described in Item 1A above.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Supplementary Quarterly Financial Data:
Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2013 and 2012 is summarized as follows. The sum of the net income per share from continuing and discontinued operations for each of the four quarters may not equal the net income per share for the full year, as presented, due to rounding.

	Three Months Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net sales	$359,807	$455,319	$456,087	$463,470
Gross profit	95,212	130,763	126,163	122,722
Operating income (a)	32,276	51,244	51,059	39,733
Income before income taxes and equity in earnings of equity-method investees	28,384	47,949	43,146	34,343
Income from continuing operations	19,788	32,243	41,829	25,933
Loss from discontinued operations, net of tax	(3,402)	(621)	(1,114)	—
Net income (a) (b)	16,386	31,622	40,715	25,933

Basic net income per common share:
From continuing operations	$0.44	$0.70	$0.90	$0.55
From discontinued operations	(0.08)	(0.01)	(0.02)	—
Net income per common share - basic	$0.36	$0.69	$0.88	$0.55

Diluted net income per common share:
From continuing operations	$0.42	$0.68	$0.87	$0.53
From discontinued operations	(0.07)	(0.01)	(0.02)	—
Net income per common share - diluted	$0.35	$0.67	$0.85	$0.53

	Three Months Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net sales	$286,837	$364,837	$375,781	$350,792
Gross profit	79,804	104,585	104,681	93,400
Operating income (c)	23,837	36,204	41,633	49,854
Income before income taxes and equity in earnings of equity-method investees	20,288	31,597	37,439	44,904
Income from continuing operations	12,639	21,081	24,819	35,675
Loss from discontinued operations, net of tax	(949)	(1,043)	(712)	(12,285)
Net income (c) (d)	11,690	20,038	24,107	23,390

Basic net income per common share:
From continuing operations	$0.29	$0.48	$0.56	$0.80
From discontinued operations	(0.02)	(0.03)	(0.02)	(0.28)
Net income per common share - basic	$0.27	$0.45	$0.54	$0.52

Diluted net income per common share:
From continuing operations	$0.28	$0.46	$0.54	$0.77
From discontinued operations	(0.02)	(0.02)	(0.02)	(0.27)
Net income per common share - diluted	$0.26	$0.44	$0.52	$0.50

(a) Operating income was impacted by approximately $0.6 million ($0.5 million net of tax) for the three months ended September 30, 2012, $3.8 million ($2.8 million net of tax) for the three months ended December 31, 2012, $4.6 million ($3.4 million net of tax) for the three months ended March 31, 2013 and $10.0 million ($6.8 million net of tax) for the three months ended June 30, 2013 (which includes $2.3 million, or $1.5 million net of tax, of contingent consideration expense related to an adjustment of the liability associated with our acquisition of BluePrint) as a result of acquisition related expenses, restructuring and integration charges as well as factory start-up costs.

(b) Net income was favorably impacted by $1.8 million for the three months ended September 30, 2012 as a result of discrete adjustments primarily consisting of a reduction in the carrying value of net deferred tax liabilities resulting from a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2013. Net income was also favorably impacted by $13.2 million for the three months ended March 31, 2013 as a result of a discrete tax item related to a United States worthless stock tax deduction and favorably impacted by $1.7 million for the three months ended June 30, 2013 primarily related to the reversal of certain valuation allowances on deferred tax assets in the United Kingdom. Net income was unfavorably impacted by losses of $0.7 million, $0.6 million, $0.1 million and $0.5 million for three months ended September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013, respectively, at HHO relating to its infant formula business, which has now been discontinued.

(c) Operating income was impacted by approximately $0.1 million ($0.1 million net of tax) for the three months ended December 31, 2011 and $0.2 million ($0.2 million net of tax) for the three months ended June 30, 2012 as a result of restructuring expenses incurred. Operating income was also impacted by $1.5 million ($1.0 million net of tax) for the three months ended September 30, 2011, $4.8 million ($3.1 million net of tax) for the three months ended December 31, 2011, and $0.5 million ($0.3 million net of tax) for the three months ended March 31, 2012 as a result of acquisition related transaction expenses and integration costs incurred. For the three months ended June 30, 2012, operating income was impacted by a net reduction in acquisition related transaction expenses and integration costs of $13.8 million ($13.5 million net of tax), principally related to the reversal of the carrying value of contingent consideration for the Daniels acquisition.

(d) Net income was unfavorably impacted by $1.2 million for the three months ended March 31, 2012 as a result of a discrete tax item related to nondeductible transaction costs and favorably impacted by $0.8 million for the three months ended March 31, 2012 related to a decrease in the Company’s liability for uncertain tax positions as the result of an expiration of the statute of limitations. Net income was unfavorably impacted by losses of $0.7 million and $0.2 million for three months ended December 31, 2011 and March 31, 2012, respectively, at HHO relating to its infant formula business, which has now been discontinued.

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
Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our sales or operating results in any quarter in a fiscal year as indicators for other quarters in that fiscal year.
Off-Balance Sheet Arrangements
At June 30, 2013, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.
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

Interest Rates
We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. As of June 30, 2013, we had $503.4 million of variable rate debt outstanding. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would impact net interest expense by approximately $4.6 million over the next fiscal year.
Foreign Currency Exchange Rates
Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.
During fiscal 2013, approximately 37.5% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 28.1% of net sales in 2012 and 17.9% of net sales in 2011. These revenues, along with related expenses and capital purchases are conducted in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would decrease by approximately $63 million and $4 million, respectively, if average foreign exchange rates had been lower by 10% against the U.S. dollar in fiscal 2013. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations.
We enter into forward contracts for the purpose of reducing the effect of exchange rate changes, primarily on forecasted intercompany purchases by our Canadian subsidiary, which we have designated as cash flow hedges. We had approximately $29.9 million in notional amounts of forward contracts at June 30, 2013. See Note 15, Financial Instruments Measured at Fair Value.
Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates of the last day of our fiscal year. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Income decreased $25.1 million, net of tax, during the fiscal year ended June 30, 2013.
Ingredient Inputs Price Risk
The Company purchases ingredient inputs such as wheat, corn, soybeans, almonds, canola oil and fruit and vegetables as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2013. Based on our cost of goods sold during the twelve months ended June 30, 2013, such a change would have resulted in an increase or decrease to cost of sales of approximately $79 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2013 and 2012
Consolidated Statements of Income - Fiscal Years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hain Celestial Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
August 29, 2013

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND 2012
(In thousands, except share amounts)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$41,263	$29,895
Accounts receivable, less allowance for doubtful accounts of $2,564 and $2,661	233,641	166,677
Inventories	250,175	186,440
Deferred income taxes	17,716	15,834
Prepaid expenses and other current assets	32,377	19,864
Assets of businesses held for sale	—	30,098
Total current assets	575,172	448,808
Property, plant and equipment, net	235,841	148,475
Goodwill	876,106	702,556
Trademarks and other intangible assets, net	498,235	310,378
Investments and joint ventures	46,799	45,100
Other assets	26,341	18,276
Total assets	$2,258,494	$1,673,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,996	$123,634
Accrued expenses and other current liabilities	71,950	60,469
Income taxes payable	4,707	5,074
Current portion of long-term debt	12,477	296
Liabilities of businesses held for sale	—	13,336
Total current liabilities	274,130	202,809
Long-term debt, less current portion	653,464	390,288
Deferred income taxes	114,395	107,633
Other noncurrent liabilities	14,950	8,261
Total liabilities	1,056,939	708,991
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 49,026,263 and 46,155,912 shares	490	462
Additional paid-in capital	768,774	616,197
Retained earnings	489,767	375,111
Accumulated other comprehensive income	(27,251)	(5,383)
	1,231,780	986,387
Less: 1,336,036 and 1,202,804 shares of treasury stock, at cost	(30,225)	(21,785)
Total stockholders’ equity	1,201,555	964,602
Total liabilities and stockholders’ equity	$2,258,494	$1,673,593

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(In thousands, except per share amounts)

	Fiscal Year ended June 30,
	2013	2012	2011
Net sales	$1,734,683	$1,378,247	$1,108,546
Cost of sales	1,259,823	995,777	788,709
Gross profit	474,860	382,470	319,837
Selling, general and administrative expenses	274,750	229,566	204,163
Amortization of acquired intangibles	12,192	8,029	4,447
Acquisition related expenses (credits), restructuring and integration charges	13,606	(6,653)	53
Operating income	174,312	151,528	111,174
Interest and other expenses, net	20,490	17,300	12,247
Income before income taxes and equity in earnings of equity-method investees	153,822	134,228	98,927
Provision for income taxes	34,324	41,154	37,808
Equity in net (income) loss of equity-method investees	(295)	(1,140)	2,148
Income from continuing operations	119,793	94,214	58,971
Loss from discontinued operations, net of tax	(5,137)	(14,989)	(3,989)
Net income	$114,656	$79,225	$54,982

Basic net income/(loss) per common share:
From continuing operations	$2.59	$2.12	$1.37
From discontinued operations	(0.11)	(0.33)	(0.10)
Net income per common share - basic	$2.48	$1.79	$1.27

Diluted net income/(loss) per common share:
From continuing operations	$2.52	$2.05	$1.32
From discontinued operations	(0.11)	(0.32)	(0.09)
Net income per common share - diluted	$2.41	$1.73	$1.23

Shares used in the calculation of net income per common share:
Basic	46,176	44,360	43,165
Diluted	47,572	45,847	44,537
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FISCAL YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(In thousands)

	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	June 30, 2013			June 30, 2012			June 30, 2011
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$114,656			$79,225			$54,982

Other comprehensive income (loss):
Foreign currency translation adjustments	$(26,086)	$959	(25,127)	$(12,037)	$(1,536)	(13,573)	$13,949	$692	14,641
Change in deferred gains/(losses) on cash flow hedging instruments	705	(176)	529	1,127	(285)	842	(975)	251	(724)
Change in unrealized loss on available for sale investment	4,512	(1,782)	2,730	335	(131)	204	149	(51)	98
Total other comprehensive income (loss)	$(20,869)	$(999)	$(21,868)	$(10,575)	$(1,952)	$(12,527)	$13,123	$892	$14,015

Total comprehensive income			$92,788			$66,698			$68,997

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2010	43,646,677	$437	$548,782	$240,904	1,072,705	$(17,529)	$(6,871)	$765,723
Net income				54,982				54,982
Other comprehensive income							$14,015	14,015
Issuance of common stock pursuant to compensation plans	1,156,235	12	17,900					17,912
Stock based compensation income tax effects			2,525					2,525
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					71,905	(2,221)		(2,221)
Stock based compensation charge			9,031					9,031
Issuance of common stock in connection with acquisition	242,185	2	4,734					4,736
Balance at June 30, 2011	45,045,097	$451	$582,972	$295,886	1,144,610	$(19,750)	$7,144	$866,703
Net income				79,225				79,225
Other comprehensive income							(12,527)	(12,527)
Issuance of common stock pursuant to compensation plans	1,110,815	11	16,124					16,135
Stock based compensation income tax effects			8,811					8,811
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					58,194	(2,035)		(2,035)
Stock based compensation charge			8,290					8,290
Balance at June 30, 2012	46,155,912	$462	$616,197	$375,111	1,202,804	$(21,785)	$(5,383)	$964,602

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2012	46,155,912	$462	$616,197	$375,111	1,202,804	$(21,785)	$(5,383)	$964,602
Net income				114,656				114,656
Other comprehensive income							(21,868)	(21,868)
Issuance of common stock pursuant to compensation plans	1,171,879	11	19,932					19,943
Issuance of common stock in connection with acquisitions	1,698,472	17	102,619					102,636
Stock based compensation income tax effects			17,016					17,016
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					133,232	(8,440)		(8,440)
Stock based compensation charge			13,010					13,010
Balance at June 30, 2013	49,026,263	$490	$768,774	$489,767	1,336,036	$(30,225)	$(27,251)	$1,201,555

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(In thousands)

	Fiscal Year ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,656	$79,225	$54,982
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,095	30,459	24,124
Deferred income taxes	(7,403)	1,642	5,160
Equity in net (income) loss of equity-method investees	(295)	(1,140)	2,148
Stock based compensation	13,010	8,290	9,031
Tax benefit from stock based compensation	1,037	1,681	2,525
Contingent consideration expense/(reduction), including interest accretion	2,720	(15,130)	(2,486)
Loss on sale of business	4,200	—	—
Non-cash impairment charges relating to discontinued operations	—	16,001	—
Other non-cash items, net	53	599	329
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(47,751)	(4,316)	(22,545)
Inventories	(28,342)	(5,597)	(5,677)
Other current assets	(8,145)	(1,556)	778
Other assets and liabilities	(10,082)	(5,200)	(6,141)
Accounts payable and accrued expenses	45,764	12,489	4,459
Acquisition-related contingent consideration	—	(850)	(650)
Income taxes	1,445	5,363	(7,379)
Net cash provided by operating activities	120,962	121,960	58,658
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(350,426)	(257,264)	(45,339)
Proceeds from sale of business, net	13,012	—	—
Purchases of property and equipment	(72,877)	(20,427)	(11,490)
Proceeds from disposals of property and equipment	1,045	93	1,617
Repayments from (advances to) equity-method investees, net	3,110	6,934	(271)
Net cash used in investing activities	(406,136)	(270,664)	(55,483)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	12,763	14,179	17,912
Borrowings under bank revolving credit facility, net	263,458	160,989	4,100
Borrowings (repayments) of other long-term debt, net	12,377	(460)	(22)
Acquisition-related contingent consideration	—	(32,380)	(14,750)
Excess tax benefits from stock based compensation	15,979	7,130	2,115
Shares withheld for payment of employee payroll taxes	(8,440)	(2,035)	(2,221)
Net cash provided by financing activities	296,137	147,423	7,134
Effect of exchange rate changes on cash	405	3,659	(58)
Net increase in cash and cash equivalents	11,368	2,378	10,251
Cash and cash equivalents at beginning of period	29,895	27,517	17,266
Cash and cash equivalents at end of period	$41,263	$29,895	$27,517
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS
The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products. We are a leader in many organic and natural products categories, with many recognized brands. Our brand names are well recognized in the various market categories they serve and include Earth’s Best®, Ella’s Kitchen®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, The Greek Gods®, Spectrum®, Spectrum Essentials®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, WestSoy®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, BluePrint®, Lima®, Danival®, GG UniqueFiberTM, Yves Veggie Cuisine®, Europe’s Best®, DeBoles®, Linda McCartney® (under license), The New Covent Garden Soup Co.®, Johnson’s Juice Co.®, Farmhouse Fare®, Cully & Sully®, Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®. Our personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Queen Helene® and Earth’s Best® brands.
We have a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free chicken and turkey products. We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets.
Our operations are managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. Refer to Note 18 for additional information and selected financial information for our segments.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
All amounts in our consolidated financial statements, footnotes and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated.
Basis of Presentation
Our consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the company exercises significant influence, but which it does not control, are accounted for in the accompanying consolidated financial statements under the equity method of accounting. As such, consolidated net income includes the Company’s equity in the current earnings or losses of such companies.
Use of Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting estimates; however, materially different amounts might be reported under different conditions or using assumptions different from those that we have consistently applied.
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk
We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented approximately 13% and 20% of our trade receivables balances as of June 30, 2013 and 2012, respectively, and a second customer represented approximately 8% of our trade receivable balances at both June 30, 2013 and 2012, we believe there is no significant or unusual credit exposure at this time.
Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid in the near future and record a chargeback receivable. Our estimate of this receivable balance ($3,750 at June 30, 2013 and $3,159 at June 30, 2012) could be different had we used different assumptions and judgments.

During the fiscal years ended June 30, 2013, 2012 and 2011, sales to one customer and its affiliates approximated 15%, 18% and 21% of consolidated net sales, respectively. Sales to a second customer and its affiliates approximated 10% during the fiscal year ended June 30, 2013, but was less than 10% during fiscal years ended June 30, 2012 and 2011.
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
Goodwill and Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually at the reporting unit level (for goodwill) or separate unit of accounting (for intangible assets with indefinite useful lives). The Company performs its test for impairment at the beginning of the fourth quarter of its fiscal year, and earlier if an event occurs or circumstances change that indicates impairment might exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. Otherwise, a two-step impairment test is performed. The impairment test for goodwill requires the Company to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company uses a blended analysis of a discounted cash flow model and a market valuation approach to determine the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.
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
Sales and Promotion Incentives
Sales incentives and promotions include price discounts, slotting fees and coupons and are used to support sales of the Company’s products. These incentives are deducted from our gross sales to determine reported net sales. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in estimate in the period such change occurs.
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
Research and Development Costs
Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $7,516 in fiscal 2013, $3,906 in fiscal 2012 and $3,504 in fiscal 2011. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products based on ideas we generate and on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers and suppliers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.
Advertising Costs
Media advertising costs, which are included in selling, general and administrative expenses, amounted to $14,030 in fiscal 2013, $9,054 in fiscal 2012 and $6,664 in fiscal 2011. Such costs are expensed as incurred.
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
Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2013 and 2012, we had $6,200 and $300 invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2013 and 2012, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities and borrowings under our credit facility approximate fair value based upon either the short maturities or variable interest rates of these instruments.
Derivative Instruments
The Company utilizes derivative instruments, principally foreign exchange forward contracts, to manage certain exposures to changes in foreign exchange rates. The Company’s contracts are hedges for transactions with notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures. These contracts, which are designated and documented as cash flow hedges, qualify for hedge accounting treatment. Exposure to counterparty credit risk is considered low because these agreements have been entered into with high quality financial institutions.

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
Valuation of Long-Lived Assets
We periodically evaluate the carrying value of long-lived assets, other than goodwill and intangible assets with indefinite lives, held and used in the business when events and circumstances occur indicating that the carrying amount of the asset may not be recoverable. An impairment test is performed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. Once such impairment test is performed, a loss is recognized based on the amount, if any, by which the carrying value exceeds the fair value for assets to be held and used.
Deferred Financing Costs
Costs associated with obtaining debt financing are capitalized and amortized over the related term of the applicable debt instruments on a straight-line basis, which approximates the effective interest method.
Newly Adopted Accounting Pronouncements
In the first quarter of fiscal 2013, we adopted new accounting guidance included in Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that the components of other comprehensive income (“OCI”) be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. In connection with the adoption of this standard, our consolidated financial statements include a separate statement of comprehensive income.
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

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year ended June 30,
	2013	2012	2011
Numerator:
Income from continuing operations	$119,793	$94,214	$58,971
Income from discontinued operations, net of tax	(5,137)	(14,989)	(3,989)
Net income	$114,656	$79,225	$54,982

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	46,176	44,360	43,165
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,396	1,487	1,372
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	47,572	45,847	44,537

Basic net income per common share:
From continuing operations	$2.59	$2.12	$1.37
From discontinued operations	(0.11)	(0.33)	(0.10)
Net income per common share - basic	$2.48	$1.79	$1.27

Diluted net income per common share:
From continuing operations	$2.52	$2.05	$1.32
From discontinued operations	(0.11)	(0.32)	(0.09)
Net income per common share - diluted	$2.41	$1.73	$1.23

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

Restricted stock awards totaling 300,000 were excluded from our diluted earnings per share calculations for the fiscal year ended June 30, 2013 as such awards are contingently issuable based on market conditions and such conditions have not yet been achieved. There were 29,000 and 624,000 anti-dilutive stock options and restricted stock awards for the fiscal years ended June 30, 2012 and 2011, respectively.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses (credits), restructuring and integration charges” in the Consolidated Statements of Income. Acquisition-related costs of $5,461, $5,921, and $3,548 were expensed in the fiscal years ended June 30, 2013, 2012, and 2011, respectively. During the fiscal year ended June 30, 2013, additional acquisition related expense of $2,337 was recorded, and during the fiscal years ended June 30, 2012 and 2011, reductions of acquisition related expenses of $14,627 and $4,177 were recorded, respectively, related to adjustments of the fair value of contingent consideration liabilities (See Note 15).
Fiscal 2013
On May 2, 2013, we acquired Ella’s Kitchen Group Limited (“Ella’s Kitchen”), a manufacturer and distributor of premium organic baby food under the Ella’s Kitchen® brand and the first company to offer baby food in convenient flexible pouches. Ella’s Kitchen offers a range of branded organic baby food products principally in the United Kingdom, the United States and Scandinavia. Ella’s Kitchen’s operations are included as part of the Company’s United States operating segment. Consideration in the transaction consisted of cash totaling £37,571, net of cash acquired (approximately $58,437 at the transaction date exchange rate) and 687,779 shares of the Company’s common stock valued at $45,050. The acquisition was funded with borrowings under our Credit Agreement. The net sales and income before income taxes from continuing operations attributable to Ella’s Kitchen were not significant in the fiscal year ended June 30, 2013.

On December 21, 2012, we acquired the assets and business of Zoe Sakoutis LLC, d/b/a BluePrint Cleanse (“BluePrint”), a nationally recognized leader in the cold-pressed juice category based in New York City, for $16,679 in cash and 174,267 shares of the Company’s common stock valued at $9,525. Additionally, contingent consideration of up to a maximum of approximately $82,400 is payable based upon the achievement of specified operating results during the two annual periods ending December 31, 2013 and 2014. The Company recorded $13,491 as the fair value of the contingent consideration at the acquisition date. The BluePrint® brand, which is part of our United States operating segment, expanded our product offerings into a new category. The acquisition was funded with existing cash balances and borrowings under our Credit Agreement. The net sales and income before income taxes from continuing operations attributable to BluePrint were not significant in the fiscal year ended June 30, 2013.

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

On October 27, 2012, we completed the acquisition of a portfolio of market-leading packaged grocery brands including Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®, together with the manufacturing facility in Cambridgeshire, United Kingdom (the “UK Ambient Grocery Brands”) from Premier Foods plc. The product offerings acquired include jams, fruit spreads and jelly, peanut butter, honey and marmalade products. Consideration in the transaction consisted of £170,000 in cash (approximately $273,717 at the transaction date exchange rate) (which remains subject to a working capital settlement with the seller) funded with borrowings under our Credit Agreement and 836,426 shares of the Company’s common stock valued at $48,061. The acquisition expanded our product offerings in the United Kingdom into ambient grocery which we expect will help position the expanded business as a top food and beverage supplier in the United Kingdom. Since the date of acquisition, net sales of $161,784 and income before income taxes from continuing operations of $19,873 were included in the Consolidated Statement of Income for the fiscal year ended June 30, 2013. These results for the UK Ambient Grocery Brands since the date of acquisition on October 27, 2012 do not include all of the selling, general and administrative expenses required to properly support the future operations of the acquired business as these brands were acquired without such functions and the build of the required infrastructure and integration activities are ongoing.

On August 20, 2012, we completed the sale of our private-label chilled ready meals business in the United Kingdom (the “CRM business”). Total consideration received was £9,641 (approximately $15,132 at the transaction date exchange rate), which remains subject to a final working capital adjustment with the purchaser. We recognized a preliminary loss on disposal of $3,616 ($4,200 after-tax, which includes the write-off of certain deferred tax assets) during the fiscal year ended June 30, 2013, which is included within “Loss from discontinued operations, net of tax” in the Consolidated Statements of Income. Refer to Note 5, Discontinued Operations, for additional information.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2013 acquisitions:

	UK Ambient Grocery Brands	BluePrint	Ella’s Kitchen	Total
Purchase price:
Cash paid	$273,717	$16,679	$58,437	$348,833
Equity issued	48,061	9,525	45,050	102,636
Fair value of contingent consideration	—	13,491	—	13,491
	$321,778	$39,695	$103,487	$464,960
Allocation:
Current assets	$29,825	$2,742	$27,749	$60,316
Property, plant and equipment	39,150	3,173	672	42,995
Identifiable intangible assets	132,479	18,980	59,572	211,031
Assumed liabilities	(1,798)	(2,189)	(17,653)	(21,640)
Deferred income taxes	2,882	—	(13,462)	(10,580)
Goodwill	119,240	16,989	46,609	182,838
	$321,778	$39,695	$103,487	$464,960

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

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Preliminary identifiable intangible assets acquired consisted of customer relationships valued at $53,491 with a weighted average estimated useful life of 15.4 years, a non-compete arrangement valued at $1,100 with an estimated life of 3.0 years, and trade names valued at $156,440 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of the acquisitions of the UK Ambient Grocery Brands and Ella’s Kitchen is not expected to be deductible for tax purposes.
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
On October 25, 2011, we acquired Daniels in the United Kingdom, for £146,532 in cash, net (approximately $233,822 at the transaction date exchange rate), and up to £13,000 (approximately $20,500 at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. The transaction date fair value of the contingent consideration ($15,637) was subsequently reversed with a corresponding reduction of expense in the fourth quarter of fiscal 2012 (see Note 15). The acquisition was funded with borrowings under our revolving credit facility. Daniels is a leading marketer and manufacturer of natural chilled foods, including three leading brands – The New Covent Garden Soup Co.®, Johnson’s Juice Co.® and Farmhouse Fare®. Daniels also offers fresh prepared fruit products and chilled ready meals. Daniels’ product offerings are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels extended our presence into one of the fastest-growing healthy food segments in the United Kingdom and provided a platform for the growth of our combined operations. We also believe the acquisition provides us with the scale in our international operations to allow us to introduce some of our existing brands in the marketplace in a more meaningful way. During the third quarter of fiscal 2012, the Company decided to sell the Daniels private label chilled ready meals operations. Refer to Note 5 for additional information. Since the date of acquisition, Daniels net sales and income before income taxes from continuing operations of $144,290 and $12,999, respectively, were included in the Consolidated Statement of Income for the fiscal year ended June 30, 2012.

On October 5, 2011 we acquired the assets and business of the Europe’s Best® brand of frozen fruit and vegetable products through our wholly-owned Hain Celestial Canada subsidiary for $9,513 in cash. The Europe’s Best product line includes premium fruit and vegetable products distributed in Canada. The acquisition provided us entry into a new category and complements our existing product offerings. The amounts of net sales and income before income taxes since the acquisition date from the Europe’s Best acquisition included in our results for the fiscal year ended June 30, 2012 were not significant.
The following table summarizes the components of the purchase price allocations for the fiscal 2012 acquisitions:

	Daniels	Europe’s Best	Cully & Sully	Total
Purchase price:
Cash paid	$233,822	$9,513	$13,835	$257,170
Fair value of contingent consideration	15,637	—	3,363	19,000
	$249,459	$9,513	$17,198	$276,170
Allocation:
Current assets	$55,639	$7,157	$1,549	$64,345
Property, plant and equipment	46,799	—	35	46,834
Identifiable intangible assets	100,290	2,706	11,693	114,689
Other non-current assets, net	1,108	—	—	1,108
Assumed liabilities	(46,431)	(184)	(1,342)	(47,957)
Deferred income taxes	(27,197)	(166)	(1,462)	(28,825)
Goodwill	119,251	—	6,725	125,976
	$249,459	$9,513	$17,198	$276,170

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $59,602 with a weighted average estimated useful life of 11.0 years, a non-compete arrangement valued at $820 with an estimated useful life of 3 years, and trade names valued at $54,266 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of the Daniels and Cully & Sully acquisitions is not deductible for tax purposes.
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
On January 28, 2011, we acquired GG UniqueFiber AS, a manufacturer of all natural high fiber crackers based in Norway that distributed its products through independent distributors in the United States and Europe. The acquisition broadened our offerings of whole grain and high fiber products. The acquisition of GG UniqueFiber was completed for cash consideration of Norwegian kroner (“NOK”) 25,000 ($4,281 based on the transaction date exchange rate) plus up to NOK 25,000 ($4,281) of additional contingent consideration based upon the achievement of specified operating results, of which the Company recorded NOK 17,600 ($3,050) as the fair value at the acquisition date. The goodwill recorded of $4,893 represented the future economic benefits expected to arise that could not be individually identified and separately recognized and is not deductible for tax purposes.
On July 2, 2010, we acquired substantially all of the assets and business, including The Greek Gods brand of greek-style yogurt products, and assumed certain liabilities of 3 Greek Gods, LLC (“Greek Gods”). Greek Gods develops, produces and markets The Greek Gods brand of greek-style yogurt products into various sales channels. The acquisition of The Greek Gods brand expanded our refrigerated product offerings. The acquisition was completed for initial cash consideration of $16,277, and 242,185 shares of the Company’s common stock, valued at $4,785, plus additional contingent consideration based upon the achievement of specified operating results in fiscal 2011 and 2012. The Company paid $15,400 of contingent consideration during the fourth quarter of fiscal 2011, representing payment for the achievement of the first year’s operating results and paid the remaining $9,000 in the second quarter of fiscal 2012. The Company recorded $22,900 as the fair value of the contingent consideration at the acquisition date and the additional payments totaling $1,500 were recorded in the Consolidated Statements of Income in periods subsequent to the acquisition. Identifiable intangible assets acquired consisted of customer relationships and the trade name. The trade name intangible relates to “The Greek Gods” brand name, which has an indefinite life, and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life. The goodwill recorded of $23,686 represented the future economic benefits expected to arise that could not be individually identified and separately recognized, including entry into the greek-style yogurt category and use of our existing infrastructure to expand sales of the acquired business products and is deductible for tax purposes.
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

Unaudited Proforma Results of Continuing Operations
The following table provides unaudited pro forma results of continuing operations for the fiscal years ended June 30, 2013, 2012 and 2011, as if all of the above acquisitions had been completed at the beginning of fiscal year 2011. The following pro forma combined results of continuing operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

	Fiscal Year ended June 30,
	2013	2012	2011
Net sales from continuing operations	$1,897,924	$1,765,214	$1,674,321
Net income from continuing operations	$137,009	$114,498	$101,219
Net income per common share from continuing operations - diluted	$2.82	$2.41	$2.19
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

Summarized results of our discontinued operations are as follows:

	Fiscal Year ended June 30,
	2013	2012	2011
Net sales	$15,313	$73,743	$21,711
Impairment charges	$—	$(14,880)	$—
Operating loss	$(1,176)	$(16,822)	$(4,437)
Loss on sale of business, net of tax	$(4,200)	$—	$—
Loss from discontinued operations, net of tax	$(5,137)	$(14,989)	$(3,989)

In connection with the decisions to dispose of the CRM and sandwich businesses in fiscal 2012, the Company completed an impairment test and determined that certain long-lived assets related to the businesses were impaired. The Company also allocated a portion of the goodwill recorded in its United Kingdom reporting unit to the discontinued operations and tested that goodwill for impairment. The fair value calculations were based on offering prices to purchase the businesses and expectations about future cash flows. The following represents a summary of the impairment charges recorded during the fourth quarter of fiscal 2012 related to our discontinued operations.

Customer relationships	$1,756
Tradenames	8,541
Goodwill	2,433
Cumulative currency translation adjustment recognized	2,150
Total impairment charges	$14,880

The major classes of assets and liabilities of the CRM and sandwich businesses as of June 30, 2012 are presented in the following table. All assets and liabilities were classified as current in the consolidated balance sheet as the sales were expected to occur within the next twelve months at that date.

Receivables	$12,379
Inventory	5,331
Other assets	4,089
Property, plant and equipment	6,850
Intangible assets	1,449
Total assets of businesses held for sale	$30,098

Accounts payable and accrued expenses	$12,012
Deferred taxes	1,324
Total liabilities of businesses held for sale	$13,336

6.    INVENTORIES
Inventories consisted of the following:

	June 30, 2013	June 30, 2012
Finished goods	$163,288	$118,538
Raw materials, work-in-progress and packaging	86,887	67,902
	$250,175	$186,440

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	June 30, 2013	June 30, 2012
Land	$16,149	$10,905
Buildings and improvements	61,480	47,640
Machinery and equipment	264,198	195,392
Furniture and fixtures	9,774	7,846
Leasehold improvements	17,760	7,363
Construction in progress	4,669	4,916
	374,030	274,062
Less: Accumulated depreciation and amortization	138,189	125,587
	$235,841	$148,475

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by reportable segment for the fiscal years ended June 30, 2013 and 2012 were as follows:

	US	United Kingdom	Rest of World	Total
Balance as of June 30, 2011 (a)	$491,429	$—	$74,450	$565,879
Acquisition activity	—	123,482	—	123,482
Other adjustments	20,688	—	—	20,688
Translation adjustments, net	—	(2,882)	(4,611)	(7,493)
Balance as of June 30, 2012 (a)	$512,117	$120,600	$69,839	$702,556
Acquisition activity	63,598	121,617	—	185,215
Translation and other adjustments, net	(1,157)	(9,368)	(1,140)	(11,665)
Balance as of June 30, 2013 (a)	$574,558	$232,849	$68,699	$876,106

(a) The total carrying value of goodwill for all periods in the table above is reflected net of $42,029 of accumulated impairment charges recorded during fiscal 2009 which relate to the Company’s United Kingdom and Europe operating segments.

Other adjustments during fiscal 2012 relate to the recording of deferred tax liabilities for acquired indefinite-lived intangible assets for certain acquisitions completed prior to 2009. The recording of such deferred tax liabilities increased the goodwill associated with those acquisitions. There was no impact to the Company’s Consolidated Statement of income as a result of this adjustment.
The Company performs its annual test for goodwill impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below their carrying value, an interim test is performed. The Company completed its annual impairment analysis for fiscal year 2013, which included a qualitative assessment for certain reporting units, and no impairment charges were recorded.

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At June 30, 2013, included in trademarks and other intangible assets on the balance sheet are $156,728 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	June 30, 2013	June 30, 2012
Non-amortized intangible assets:
Trademarks and tradenames	$376,700	$230,945
Amortized intangible assets:
Other intangibles	156,728	108,504
Less: accumulated amortization	(35,193)	(29,071)
Net carrying amount	$498,235	$310,378

Amortization expense included in continuing operations was as follows:

	Fiscal Year ended June 30,
	2013	2012	2011
Amortization of intangible assets	$12,398	$9,150	$5,333

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2014	2015	2016	2017	2018
Estimated amortization expense	$13,998	$13,890	$12,766	$12,244	$12,241
The weighted average remaining amortization period of amortized intangible assets is 10.9 years.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2013	June 30, 2012
Payroll, employee benefits and other administrative accruals	$40,146	$30,869
Selling and marketing related accruals	9,742	24,549
Contingent consideration, current portion	10,283	375
Other	11,779	4,676
	$71,950	$60,469

10.    DEBT AND BORROWINGS
Debt and borrowings consisted of the following:

	June 30, 2013	June 30, 2012
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	503,384	240,000
United Kingdom short-term borrowing facility	11,779	—
Other borrowings	778	584
	665,941	390,584
Short-term borrowings and current portion of long-term debt	12,477	296
	$653,464	$390,288
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2013, $150,000 of the senior notes was outstanding.
On August 31, 2012, we amended our existing credit agreement. The Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with an $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined) of no more than 3.5 to 1.0, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the four full fiscal quarters following a permitted acquisition. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of June 30, 2013, there were $503,384 of borrowings outstanding under the Credit Agreement.
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

We also maintain a short-term borrowing arrangement in the United Kingdom that permits borrowings, up to a limit of £10,000, based on a defined percentage of the value of sales invoices and receivables. The outstanding borrowings under this arrangement as of June 30, 2013 were $11,779 and are classified as current liabilities in the Consolidated Balance Sheet.

Maturities of all debt instruments at June 30, 2013, are as follows:

Due in Fiscal Year	Amount
2014	$12,477
2015	73
2016	150,003
2017	3
2018	503,385
$665,941

Interest paid (which approximates the related expense) during the fiscal years ended June 30, 2013, 2012, and 2011 amounted to $19,154, $14,377 and $11,004, respectively.

11.    INCOME TAXES
The components of income before income taxes and equity in earnings of equity-method investees were as follows:

	Fiscal Year ended June 30,
	2013	2012	2011
Domestic	$130,908	$111,255	$95,048
Foreign	22,914	22,973	3,879
Total	$153,822	$134,228	$98,927

The provision for income taxes is presented below.

	Fiscal Year ended June 30,
	2013	2012	2011
Current:
Federal	$31,370	$28,983	$24,878
State and local	3,792	3,414	4,833
Foreign	6,565	6,050	2,437
	41,727	38,447	32,148
Deferred:
Federal	(4,064)	3,963	4,201
State and local	(405)	493	501
Foreign	(2,934)	(1,749)	958
	(7,403)	2,707	5,660
Total	$34,324	$41,154	$37,808

Income taxes paid during the years ended June 30, 2013, 2012 and 2011 amounted to $22,051, $21,902 and $34,297, respectively.
Reconciliations of expected income taxes at the U.S. federal statutory rate of 35% to the Company’s provision for income taxes for the fiscal years ended June 30 were as follows:

	2013	%	2012	%	2011	%
Expected U.S. federal income tax at statutory rate	$53,838	35.0%	$46,980	35.0%	$34,624	35.0%
State income taxes, net of federal benefit	3,278	2.1%	3,267	2.4%	3,467	3.5%
Domestic manufacturing deduction	(2,563)	(1.7)%	(2,275)	(1.7)%	(2,191)	(2.2)%
Foreign income at different rates	(4,950)	(3.3)%	(11,513)	(8.6)%	(534)	(0.5)%
Worthless stock deduction	(13,186)	(8.6)%	—	—%	—	—%
Reduction of deferred tax liabilities resulting from change in U.K. tax rate	(2,288)	(1.5)%	—	—%	—	—%
Valuation allowances	(1,690)	(1.1)%	—	—%	2,118	2.1%
Contingent consideration expense reversal	—	—%	5,434	4.0%	—	—%
Other	1,885	1.4%	(739)	(0.4)%	324	0.3%
Provision for income taxes	$34,324	22.3%	$41,154	30.7%	$37,808	38.2%

The effective tax rate for the fiscal year ended June 30, 2013 includes an income tax benefit of $13,186 recorded in the current year related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries.

We have deferred tax benefits related to carryforward losses in the United Kingdom of $7,896, against which full valuation allowances have been recorded. Prior to the acquisition of Daniels, the Company’s United Kingdom subsidiaries had recorded historical losses and had been affected by restructuring and other charges. These losses represented sufficient evidence for management to determine that a full valuation allowance for these carryforward losses was appropriate. Under current U.K. tax law, our carryforward losses have no expiration. If the Company is able to realize any of these carryforward losses in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. At June 30, 2012, we had deferred tax assets totaling $1,690 in the United Kingdom related to fixed assets, for which full valuation allowances had been recorded. During fiscal 2013, we released these valuation allowances as we began to realize the benefits of such amounts.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) were as follows:

	June 30, 2013	June 30, 2012
Current deferred tax assets:
Basis difference on inventory	$5,604	$4,359
Reserves not currently deductible	11,941	11,106
Other	171	369
Current deferred tax assets	17,716	15,834

Noncurrent deferred tax assets/(liabilities):
Basis difference on intangible assets	(107,011)	(93,090)
Basis difference on property and equipment	(11,236)	(13,475)
Other comprehensive income	(9,056)	(8,246)
Net operating loss and tax credit carryforwards	17,666	14,911
Stock based compensation	5,354	3,458
Other	344	(8)
Valuation allowances	(10,456)	(11,183)
Noncurrent deferred tax liabilities, net	(114,395)	(107,633)

Total net deferred tax liabilities	$(96,679)	$(91,799)

We have U.S. foreign tax credit carryforwards of $2,265 at June 30, 2013 with various expiration dates through 2023. We have U.S. tax net operating losses available for carryforward at June 30, 2013 of $2,855 that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2028. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. In addition to the net operating losses in the United Kingdom described above, we also have deferred tax benefits for foreign net operating losses of $4,079 which are available to reduce future income tax liabilities in Belgium, the Netherlands and Germany. The Company believes it is more likely than not that a portion of these net operating losses will not be realized and as such, a partial valuation allowance has been established against these deferred tax assets.
The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year ended June 30,
	2013	2012
Balance at beginning of year	$11,183	$10,426
Additions charged to income tax expense	1,278	1,354
Reductions credited to income tax expense	(1,690)	—
Currency translation adjustments	(315)	(597)
Balance at end of year	$10,456	$11,183

As of June 30, 2013, the Company had approximately $63,000 of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that might be payable if some or all of such earnings were to be remitted.
Unrecognized tax benefits, including interest and penalties, activity is summarized below:

	Fiscal Year ended June 30,
	2013	2012	2011
Balance at beginning of year	$1,337	$1,472	$2,248
Additions based on tax positions related to prior years	574	15	224
Additions for acquired companies	—	690	—
Reductions due to lapse in statute of limitations	(345)	(840)	(1,000)
Balance at end of year	$1,566	$1,337	$1,472
At June 30, 2013, $1,146 represents the amount that would impact the effective tax rate in future periods if recognized.
The Company records interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company recognized $268, $(135) and $224 of interest and penalties related to the above unrecognized benefits within income tax expense for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The Company had accrued $420 and $152 for interest and penalties at the end of fiscal 2013 and 2012, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. The Company is no longer subject to tax examinations in the United Kingdom for years prior to 2011. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. The Company’s federal income tax returns for fiscal 2010 and 2011 are currently being audited by the Internal Revenue Service. Although proposed adjustments have not been received for these years and the outcome of in-progress tax audits is always uncertain, management believes the ultimate outcome of the audit will not have a material impact on the Company’s consolidated financial statements.

12.    STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue “blank check” preferred stock of up to 5 million shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2013 and 2012, no preferred stock was issued or outstanding.
Common Stock Issued
In connection with the acquisitions of the UK Ambient Grocery Brands, BluePrint and Ella’s Kitchen during fiscal 2013, 1,698,472 shares at a total value of $102,636 were issued to the sellers. In connection with the acquisition of Greek Gods in the first quarter of fiscal 2011, 242,185 shares were issued to the sellers, valued at $4,785 (see Note 4).
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as reflected on the balance sheet consisted of the following:

	June 30, 2013	June 30, 2012
Foreign currency translation adjustment	$(30,797)	$(5,670)
Unrealized gain on available for sale securities	2,747	17
Deferred gains on hedging instruments	799	270
Total accumulated other comprehensive income/(loss)	$(27,251)	$(5,383)

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
2002 Long-Term Incentive and Stock Award Plan, as amended. In November 2002, our stockholders approved the 2002 Long-Term Incentive and Stock Award Plan. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2012 Annual Meeting, the plan was amended to increase the number of shares issuable to 12,000,000 shares. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, performance shares, performance share units and other equity awards to employees, directors and consultants. Awards denominated in shares of common stock other than options and stock appreciation rights will be counted against the available share limit as 2.07 shares for every one share covered by such award. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire 7 years after the date of grant; options granted prior to this date expired 10 years after the date of grant. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. No awards shall be granted under this plan after November 15, 2022.
There were no options granted under this plan in fiscal years 2013, 2012 or 2011.
There were 645,127, 258,923 and 241,324 shares of restricted stock and restricted share units granted under this plan during fiscal years 2013, 2012 and 2011, respectively. Included in these grants during fiscal years 2013, 2012 and 2011 were 613,600, 150,699 and 183,449, respectively, of restricted stock and restricted share units granted under the Company’s long-term incentive programs, of which 449,016, 75,361 and 122,841, respectively, are subject to the achievement of minimum performance goals established under those programs (see “Long-term Incentive Plan,” below) or market conditions.
At June 30, 2013, 1,659,280 options and 719,321 unvested restricted stock and restricted share units were outstanding under this plan and there were 3,456,588 shares available for grant under this plan.
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
There were no options granted under this plan in fiscal years 2013, 2012, or 2011.
There were 24,750, 40,000, and 31,500 shares of restricted stock granted under this plan during fiscal years 2013, 2012 and 2011, respectively.
At June 30, 2013, 38,500 options and 54,247 unvested restricted shares were outstanding and there were 26,045 shares available for grant under this plan.

At June 30, 2013 there were also 80,972 options outstanding that were granted under two other prior Hain and Celestial Seasonings plans. Although no further awards can be granted under those plans, the options outstanding continue in accordance with the terms of the respective plans and grants.
There were 6,034,953 shares of Common Stock reserved for future issuance in connection with stock based awards as of June 30, 2013.
Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock based compensation plans were as follows:

	Fiscal Year ended June 30,
	2013	2012	2011
Compensation cost (included in selling, general and administrative expense)	$13,010	$8,290	$9,031
Related income tax benefit	$4,969	$3,019	$3,077

Stock Options
A summary of our stock option activity for the three fiscal years ended June 30, 2013 is as follows:

	2013	Weighted Average Exercise Price	2012	Weighted Average Exercise Price	2011	Weighted Average Exercise Price
Outstanding at beginning of year	2,580,433	$18.00	3,497,752	$17.35	5,153,233	$20.42
Exercised	(795,281)	$16.05	(914,119)	$15.51	(899,681)	$19.91
Canceled and expired	(6,400)	$14.87	(3,200)	$16.11	(755,800)	$35.25
Outstanding at end of year	1,778,752	$18.88	2,580,433	$18.00	3,497,752	$17.35
Options exercisable at end of year	1,735,427	$18.90	2,289,642	$18.55	2,811,784	$17.44

	Fiscal Year ended June 30,
	2013	2012	2011
Intrinsic value of options exercised	$39,562	$23,798	$10,275
Cash received from stock option exercises	$12,763	$14,179	$17,912
Tax benefit recognized from stock option exercises	$14,468	$8,811	$3,930

For options outstanding at June 30, 2013, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $82,046 and the weighted average remaining contractual life was 2.6 years. For options exercisable at June 30, 2013, the aggregate intrinsic value was $80,018 and the weighted average remaining contractual life was 2.6 years. At June 30, 2013 there was $89 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 0.4 years.

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
A summary of our restricted stock and restricted share units activity for the three fiscal years ended June 30, 2013 is as follows:

	2013	Weighted Average Grant Date Fair Value (per share)	2012	Weighted Average Grant Date Fair Value (per share)	2011	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units – beginning of year	487,409	$29.94	407,231	$22.43	410,553	$19.93
Granted	561,532	$45.60	235,824	$35.47	272,824	$26.10
Vested	(265,819)	$26.23	(136,031)	$17.51	(256,554)	$22.17
Forfeited	(9,554)	$38.73	(19,615)	$26.71	(19,592)	$22.47
Non-vested restricted stock and restricted share units – end of year	773,568	$42.44	487,409	$29.94	407,231	$22.43

	Fiscal Year ended June 30,
	2013	2012	2011
Fair value of restricted stock and restricted share units granted	$25,606	$8,364	$7,121
Fair value of shares vested	$16,547	$5,098	$5,689
Tax benefit recognized from restricted shares vesting	$6,253	$1,914	$2,253
On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman and Chief Executive Officer. The Agreement provides for a grant of 400,000 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 100,000 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five (45) consecutive trading day period during which the average closing price of the Company’s common stock on the NASDAQ Global Select Market equals or exceeds the following prices: $62.50, $72.50, $82.50 and $100.00, respectively, the market condition for each increment of 100,000 Shares will be satisfied. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 100,000 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which was expected to be recognized over a weighted-average period of approximately 4.6 years. On September 28, 2012, the first market condition was satisfied, and as such, the first tranche of 100,000 Shares is expected to vest in equal amounts through September 28, 2017.
At June 30, 2013, $20,098 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.8 years.
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
The Compensation Committee determined that the target values set under the 2010-2011 LTIP and the 2011-2012 LTIP were achieved and approved the payment of awards to the participants. After deducting the value of the Initial Equity Grants, the awards related to the 2010-2011 LTIP totaled $7,825 (which were settled by the issuance of 63,099 unrestricted shares of the Company’s common stock and $5,869 in cash in fiscal 2012) and the awards related to the 2011-2012 LTIP totaled $7,181 (which were settled by the issuance of 108,345 unrestricted shares of the Company’s common stock in fiscal 2013).
The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $7,460, $8,743 and $9,239 for the fiscal years ended June 30, 2013, 2012 and 2011 respectively, related to LTI plans.

14.    INVESTMENTS AND JOINT VENTURES
Equity method investments
At June 30, 2013, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting. The carrying value of our investment of $27,730 and advances to HPP of $6,038 are included on the Consolidated Balance Sheet in “Investments and joint ventures.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP in June 2009 and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility. HPP repaid $4,116 of the advances during the fiscal year ended June 30, 2013. The balance of the advances are due no later than July 1, 2014.
At June 30, 2013, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $1,794 are included on the Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.
Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $11,237 at June 30, 2013 and $6,725 at June 30, 2012 (cost basis of $6,696 as of both dates) and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,200	—	$6,200	—
Forward foreign currency contracts	1,066	—	1,066	—
Available for sale securities	11,237	$11,237	—	—
	$18,503	$11,237	$7,266	—
Liabilities:
Contingent consideration, of which $12,531 is noncurrent	$22,814	—	—	$22,814
Total	$22,814	—	—	$22,814

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$300	—	$300	—
Forward foreign currency contracts	361	—	361	—
Available for sale securities	6,725	$6,725	—	—
	$7,386	$6,725	$661	—
Liabilities:
Contingent consideration, of which $6,207 is noncurrent	$6,582	—	—	$6,582
Total	$6,582	—	—	$6,582
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
In connection with the acquisitions of BluePrint in December 2012, Cully & Sully in April 2012, Daniels in October 2011, GG UniqeFiber AS in January 2011, Greek Gods in July 2010 and the Sensible Portions business in June 2010, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the fiscal year ended June 30, 2013, the Company’s reassessment resulted in additional expense of $2,337 related to BluePrint. During the fiscal year ended June 30, 2012, the Company’s reassessment resulted in a reduction of expense related to the Daniels acquisition of $15,527. Additionally, during fiscal 2012, the Company finalized the payment of contingent consideration related to the acquisition of the Sensible Portions brand which resulted in additional expense of $900. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities (weighted average discount rate of 8.2% for the outstanding liabilities as of June 30, 2013). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts. A one percentage point change in the discount rates used would result in a change to the recorded liability of approximately $300 as of June 30, 2013.
The following table summarizes the Level 3 activity:

	Fiscal Year ended June 30,
	2013	2012
Balance at beginning of year	$6,582	$37,145
Fair value of initial contingent consideration	13,491	19,000
Contingent consideration adjustment and accretion of interest expense, net	2,487	(15,131)
Contingent consideration paid	—	(33,230)
Translation adjustment	254	(1,202)
Balance at end of year	$22,814	$6,582
There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2013 or 2012.

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
The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at June 30, 2013 were $29,916 and $1,066 of net assets. There were $16,550 of notional amount and $361 of net assets of foreign exchange derivative contracts outstanding at June 30, 2012. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.
The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period results. For the fiscal years ended June 30, 2013 and 2012, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the fiscal years ended June 30, 2013 and 2012.
The impact on OCI from foreign exchange contracts that qualified as cash flow hedges was as follows:

	Fiscal Year ended June 30,
	2013	2012
Net carrying amount at beginning of year	$270	$(572)
Cash flow hedges deferred in OCI	705	1,127
Changes in deferred taxes	(176)	(285)
Net carrying amount at end of year	$799	$270

16.    COMMITMENTS AND CONTINGENCIES
Lease commitments and rent expense
The Company leases office, manufacturing and warehouse space. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.
The aggregate minimum future lease payments for these operating leases at June 30, 2013, are as follows:

Fiscal Year
2014	$14,386
2015	12,091
2016	9,282
2017	7,380
2018	6,189
Thereafter	45,857
$95,185

Rent expense charged to operations for the fiscal years ended June 30, 2013, 2012 and 2011 was $16,449, $12,603 and $10,332, respectively.
Legal proceedings
From time to time, we are involved in litigation incidental to the ordinary conduct of our business. Disposition of pending litigation related to these matters is not expected by management to have a material adverse effect on our business, results of operations or financial condition.

17.    DEFINED CONTRIBUTION PLANS
We have a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2013, 2012 and 2011, we made contributions to the Plan of $542, $491 and $418, respectively. In addition, certain of our international subsidiaries maintain separate defined contribution plans for their employees, however the amounts are not significant to the consolidated financial statements.

18.    SEGMENT INFORMATION
Our operations are managed by geography and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. The United States and the United Kingdom are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

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

	Fiscal Years ended June 30,
	2013	2012	2011
Net Sales: (1)
United States	$1,095,867	$991,626	$910,095
United Kingdom	420,408	192,352	39,284
Rest of World	218,408	194,269	159,167
	$1,734,683	$1,378,247	$1,108,546

Operating Income:
United States	$177,352	$149,791	$130,155
United Kingdom	31,069	9,690	(4,844)
Rest of World	18,671	13,347	9,787
	$227,092	$172,828	$135,098
Corporate and other (2)	(52,780)	(21,300)	(23,924)
	$174,312	$151,528	$111,174

(1)
One of our customers accounted for approximately 15%, 18%, and 21% of our consolidated net sales for the fiscal years ended June 30, 2013, 2012, and 2011, respectively, which were primarily related to the United States segment. A second customer accounted for approximately 10% of our consolidated net sales for the fiscal year ended June 30, 2013, which were primarily related to the United States and United Kingdom segments.

(2)
Includes $16,634, $7,974, and $4,434 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Of those amounts, $4,491, $0 and $204 are recorded in cost of sales for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Corporate and other also includes $2,336 of expense for the fiscal year ended June 30, 2013 and reductions of expense of $14,627 and $4,177 for the fiscal years ended June 30, 2012 and 2011, respectively, related to adjustments of the carrying value of contingent consideration.

The Company’s sales by product category are as follows:

	Fiscal Year ended June 30,
	2013	2012	2011
Grocery	$1,286,377	$955,071	$707,387
Snacks	220,452	209,319	196,390
Tea	110,819	103,950	99,120
Personal Care	117,035	109,907	105,649
Total	$1,734,683	$1,378,247	$1,108,546

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	June 30, 2013	June 30, 2012
United States	$149,240	$130,522
Canada	10,057	11,607
United Kingdom	122,620	54,240
Europe	27,064	15,482
	$308,981	$211,851

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
The Company acquired the UK Ambient Grocery Brands on October 27, 2012, BluePrint on December 21, 2012 and Ella’s Kitchen Group Limited on May 2, 2013 (collectively, the “acquired businesses”). We have excluded these acquired businesses from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. The acquired businesses accounted for 24.2 percent of our total assets as of June 30, 2013 and 11.5 percent of our consolidated net sales and 14.3 percent of our income from continuing operations for the fiscal year then ended.
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.
Based on our assessment, we believe that, as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of June 30, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the UK Ambient Grocery Brands acquired on October 27, 2012, BluePrint acquired on December 21, 2012 and Ella’s Kitchen Group Limited acquired on May 2, 2013, which are included in the fiscal 2013 consolidated financial statements of the Company and constituted 24.2 percent of total assets as of June 30, 2013 and 11.5 percent of consolidated net sales and 14.3 percent of the income from continuing operations for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the the UK Ambient Grocery Brands, BluePrint and Ella’s Kitchen Group Limited.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of the Company and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
August 29, 2013

Changes in Internal Control over Financial Reporting.
There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III
Item 10, “Directors, Executive Officers and Corporate Governance,” Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Item 14, “Principal Accounting Fees and Services” have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of the directors. This information in such Proxy Statement is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)	The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

(1)     Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2013 and 2012
Consolidated Statements of Income - Fiscal Years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(2)     List of Financial Statement Schedules:

Valuation and Qualifying Accounts (Schedule II)

(3)     List of Exhibits

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Commission on November 22, 2010).
4.1
Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the Commission on April 24, 2000).

4.2
Note Purchase Agreement, dated as of May 2, 2006, by and among the Company and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006).

4.3
Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Commission on September 13, 2006).

10.1
Amended and Restated Credit Agreement, dated as of August 31, 2012, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., RBS Citizens, N.A. and Farm Credit East, ACA, as Co-Documentation Agents and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2012).

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

10.5
Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2012).

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

10.7.3
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 6, 2012).

10.7.4
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated November 2, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2012).

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

10.24
Restricted Stock Agreement between the Company and Irwin D. Simon, dated as of July 3, 2012 (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2012).

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

101(a)
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

(a) - Filed herewith

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe (1)	Deductions - describe (2)	Balance of end of period
Fiscal Year Ended June 30, 2013:
Allowance for doubtful accounts	$2,661	$67	$—	$(164)	$2,564
Valuation allowance for deferred tax assets	$11,183	$1,278	$—	$(2,005)	$10,456

Fiscal Year Ended June 30, 2012:
Allowance for doubtful accounts	$1,230	$546	$969	$(84)	$2,661
Valuation allowance for deferred tax assets	$10,426	$1,354	$—	$(597)	$11,183

Fiscal Year Ended June 30, 2011:
Allowance for doubtful accounts	$1,574	$249	$—	$(593)	$1,230
Valuation allowance for deferred tax assets	$9,847	$1,148	$—	$(569)	$10,426

(1)	Represents the allowance for doubtful accounts of the business acquired during the fiscal year

(2)	Amounts written off and changes in exchange rates

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	August 29, 2013	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	August 29, 2013	/s/ IRA J. LAMEL
Ira J. Lamel, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRWIN D. SIMON	President, Chief Executive Officer and Chairman of the Board of Directors	August 29, 2013
Irwin D. Simon

/s/ IRA J. LAMEL	Executive Vice President and Chief Financial Officer	August 29, 2013
Ira J. Lamel

/s/ MICHAEL J. SPEILLER	Senior Vice President-Finance and Chief Accounting Officer	August 29, 2013
Michael J. Speiller

/s/ RICHARD C. BERKE	Director	August 29, 2013
Richard C. Berke

/s/ JACK FUTTERMAN	Director	August 29, 2013
Jack Futterman

/s/ MARINA HAHN	Director	August 29, 2013
Marina Hahn

/s/ ANDREW R. HEYER	Director	August 29, 2013
Andrew R. Heyer

/s/ BRETT ICAHN	Director	August 29, 2013
Brett Icahn

/s/ ROGER MELTZER	Director	August 29, 2013
Roger Meltzer

/s/ SCOTT M. O’NEIL	Director	August 29, 2013
Scott M. O’Neil

/s/ DAVID SCHECHTER	Director	August 29, 2013
David Schechter

/s/ LAWRENCE S. ZILAVY	Director	August 29, 2013
Lawrence S. Zilavy