Form 10-Q
period 2013-09-30
HAIN CELESTIAL GROUP INC
filed 2013-11-12
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of November 4, 2013 there were 47,788,312 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND JUNE 30, 2013
(In thousands, except share amounts)

	September 30, 2013	June 30, 2013
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$65,069	$41,263
Accounts receivable, less allowance for doubtful accounts of $2,687 and $2,564	233,759	233,641
Inventories	267,075	250,175
Deferred income taxes	17,665	17,716
Prepaid expenses and other current assets	38,639	32,377
Total current assets	622,207	575,172
Property, plant and equipment, net	251,363	235,841
Goodwill	916,590	876,106
Trademarks and other intangible assets, net	487,532	498,235
Investments and joint ventures	41,099	46,799
Other assets	26,030	26,341
Total assets	$2,344,821	$2,258,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,491	$184,996
Accrued expenses and other current liabilities	84,960	71,950
Income taxes payable	8,154	4,707
Current portion of long-term debt	11,287	12,477
Total current liabilities	294,892	274,130
Long-term debt, less current portion	641,241	653,464
Deferred income taxes	113,120	114,395
Other noncurrent liabilities	15,293	14,950
Total liabilities	1,064,546	1,056,939
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 49,174,872 and 49,026,263 shares	492	490
Additional paid-in capital	780,872	768,774
Retained earnings	517,422	489,767
Accumulated other comprehensive income	15,663	(27,251)
	1,314,449	1,231,780
Less: 1,387,295 and 1,336,036 shares of treasury stock, at cost	(34,174)	(30,225)
Total stockholders’ equity	1,280,275	1,201,555
Total liabilities and stockholders’ equity	$2,344,821	$2,258,494

Note: The balance sheet at June 30, 2013 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2013	2012
Net sales	$477,484	$359,807
Cost of sales	358,361	264,595
Gross profit	119,123	95,212
Selling, general and administrative expenses	73,587	59,662
Amortization of acquired intangibles	3,468	2,633
Acquisition related expenses, restructuring and integration charges	2,296	641
Operating income	39,772	32,276
Interest and other expenses, net	3,938	3,892
Income before income taxes and equity in earnings of equity-method investees	35,834	28,384
Provision for income taxes	8,751	7,858
Equity in net (income) loss of equity-method investees	(572)	738
Income from continuing operations	27,655	19,788
Loss from discontinued operations, net of tax	—	(3,402)
Net income	$27,655	$16,386

Basic net income/(loss) per common share:
From continuing operations	$0.58	$0.44
From discontinued operations	—	(0.08)
Net income per common share - basic	$0.58	$0.36

Diluted net income/(loss) per common share:
From continuing operations	$0.57	$0.42
From discontinued operations	—	(0.07)
Net income per common share - diluted	$0.57	$0.35

Shares used in the calculation of net income per common share:
Basic	47,706	45,017
Diluted	48,934	46,569
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands)

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$27,655			$16,386

Other comprehensive income (loss):
Foreign currency translation adjustments	$44,239	$(597)	43,642	$13,202	$(927)	12,275
Change in deferred gains/(losses) on cash flow hedging instruments	(737)	183	(554)	(821)	206	(615)
Change in unrealized gain on available for sale investment	(286)	112	(174)	2,029	(814)	1,215
Total other comprehensive income (loss)	$43,216	$(302)	$42,914	$14,410	$(1,535)	$12,875

Total comprehensive income			$70,569			$29,261

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2013	49,026,263	$490	$768,774	$489,767	1,336,036	$(30,225)	$(27,251)	$1,201,555
Net income				27,655				27,655
Other comprehensive income							42,914	42,914
Issuance of common stock pursuant to compensation plans	148,609	2	7,935					7,937
Stock based compensation income tax effects			926					926
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					51,259	(3,949)		(3,949)
Stock based compensation charge			3,237					3,237
Balance at September 30, 2013	49,174,872	$492	$780,872	$517,422	1,387,295	$(34,174)	$15,663	$1,280,275

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,655	$16,386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,453	8,050
Deferred income taxes	(1,585)	(522)
Equity in net (income) loss of equity-method investees	(572)	738
Stock based compensation	3,237	2,892
Tax benefit from stock based compensation	112	548
Loss on sale of business	—	3,086
Other non-cash items, net	246	(90)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	5,966	(9,337)
Inventories	(12,505)	(11,601)
Other current assets	(315)	2,073
Other assets and liabilities	(717)	(4,826)
Accounts payable and accrued expenses	17,788	20,249
Income taxes	3,845	(491)
Net cash provided by operating activities	53,608	27,155
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from purchase price settlement for acquisition	481	—
Proceeds from sale of business, net	—	13,584
Purchases of property and equipment	(12,347)	(8,306)
Repayments from equity-method investees, net	—	100
Net cash (used in) provided by investing activities	(11,866)	5,378
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options, net of related expenses	580	4,417
Repayments under bank revolving credit facility, net	(13,252)	(30,000)
Repayments of other long-term debt, net	(1,904)	(99)
Excess tax benefits from stock based compensation	814	3,111
Shares withheld for payment of employee payroll taxes	(3,949)	(3,077)
Net cash used in financing activities	(17,711)	(25,648)
Effect of exchange rate changes on cash	(225)	(626)
Net increase in cash and cash equivalents	23,806	6,259
Cash and cash equivalents at beginning of period	41,263	29,895
Cash and cash equivalents at end of period	$65,069	$36,154
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
Our operations are managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. Refer to Note 16 for additional information and selected financial information for our segments.

2.    BASIS OF PRESENTATION
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2013 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. Please refer to the footnotes to our consolidated financial statements as of June 30, 2013 and for the fiscal year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.
All amounts in our consolidated financial statements and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated.
Newly Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. We adopted ASU No. 2013-02 on a prospective basis at the beginning of our 2014 fiscal year. Refer to Note 11 for disclosures required under this standard.

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2013	2012
Numerator:
Income from continuing operations	$27,655	$19,788
Loss from discontinued operations, net of tax	—	(3,402)
Net income	$27,655	$16,386

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	47,706	45,017
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,228	1,552
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	48,934	46,569

Basic net income per common share:
From continuing operations	$0.58	$0.44
From discontinued operations	—	(0.08)
Net income per common share - basic	$0.58	$0.36

Diluted net income per common share:
From continuing operations	$0.57	$0.42
From discontinued operations	—	(0.07)
Net income per common share - diluted	$0.57	$0.35

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

Restricted stock awards totaling 205,187 and 300,000 were excluded from our diluted earnings per share calculations for the three months ended September 30, 2013 and 2012, respectively, as such awards are either contingently issuable based on market conditions and such conditions had not been achieved during the respective periods or were antidilutive.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $725 and $605 were expensed in the three months ended September 30, 2013 and 2012, respectively. The expenses incurred during the first quarter of fiscal 2014 primarily relate to stamp duty and additional professional fees associated with our recent acquisitions and during the first quarter of fiscal 2013 primarily relate to professional fees associated with the acquisition of the UK Ambient Grocery Brands (as discussed below).
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

On October 27, 2012, we completed the acquisition of a portfolio of market-leading packaged grocery brands including Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®, together with the manufacturing facility in Cambridgeshire, United Kingdom (the “UK Ambient Grocery Brands”) from Premier Foods plc. The product offerings acquired include jams, fruit spreads and jelly, peanut butter, honey and marmalade products. Consideration in the transaction consisted of £169,708 in cash (approximately $273,246 at the transaction date exchange rate) funded with borrowings under our Credit Agreement and 836,426 shares of the Company’s common stock valued at $48,061. The acquisition expanded our product offerings in the United Kingdom into ambient grocery which we expect will help position the expanded business as a top food and beverage supplier in the United Kingdom.

On August 20, 2012, we completed the sale of our private-label chilled ready meals business in the United Kingdom (the “CRM business”). Total consideration received was £9,641 (approximately $15,132 at the transaction date exchange rate), which remains subject to a final working capital adjustment with the purchaser. We recognized a preliminary loss on disposal of $3,616 ($4,200 after-tax, which includes the write-off of certain deferred tax assets) during the fiscal year ended June 30, 2013, of which $2,503 ($3,086 after-tax) was recorded in the three months ended September 30, 2012 , which is included within “Loss from discontinued operations, net of tax” in the Condensed Consolidated Statements of Income. Refer to Note 5, Discontinued Operations, for additional information.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2013 acquisitions:

	UK Ambient Grocery Brands	BluePrint	Ella’s Kitchen	Total
Purchase price:
Cash paid	$273,246	$16,679	$58,437	$348,362
Equity issued	48,061	9,525	45,050	102,636
Fair value of contingent consideration	—	13,491	—	13,491
	$321,307	$39,695	$103,487	$464,489
Allocation:
Current assets	$29,825	$2,742	$27,749	$60,316
Property, plant and equipment	39,150	3,173	672	42,995
Identifiable intangible assets	118,020	18,980	49,669	186,669
Assumed liabilities	(1,959)	(2,189)	(17,653)	(21,801)
Deferred income taxes	2,882	—	(11,955)	(9,073)
Goodwill	133,389	16,989	55,005	205,383
	$321,307	$39,695	$103,487	$464,489

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

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Preliminary identifiable intangible assets acquired consisted of customer relationships valued at $46,232 with a weighted average estimated useful life of 15.6 years, a non-compete arrangement valued at $1,100 with an estimated life of 3.0 years, and trade names valued at $139,337 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of the acquisitions of the UK Ambient Grocery Brands and Ella’s Kitchen is not expected to be deductible for tax purposes.

Unaudited Proforma Results of Continuing Operations
The following table provides unaudited pro forma results of continuing operations for the three months ended September 30, 2012, as if all of the above acquisitions had been completed at the beginning of fiscal year 2013. Pro forma results of continuing operations are not provided for the three months ended September 30, 2013 as there were no acquisitions completed during such period. The following pro forma combined results of continuing operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

Three Months Ended September 30, 2012
Net sales from continuing operations	$444,248
Net income from continuing operations	$23,312
Net income per common share from continuing operations - diluted	$0.48
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

5.    DISCONTINUED OPERATIONS

During the third quarter of fiscal 2012, the Company made the decision to sell its private-label chilled ready meals (“CRM”) business in the United Kingdom, which was acquired in October 2011 as part of the acquisition of Daniels. The sale of the CRM business was completed on August 20, 2012. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich business, including the Daily BreadTM brand name, in the United Kingdom. The disposal of the sandwich business was completed on November 1, 2012. Operating results for the CRM business and the sandwich business have been classified as discontinued operations and were as follows:

Three Months Ended September 30, 2012
Net sales	$12,231
Operating loss	$(447)
Loss on sale of business, net of tax	$(3,086)
Loss from discontinued operations, net of tax	$(3,402)

As the sales of the businesses were completed in the prior fiscal year, there are no amounts reported as discontinued operations for the three months ended September 30, 2013.

6.    INVENTORIES
Inventories consisted of the following:

	September 30, 2013	June 30, 2013
Finished goods	$171,598	$163,288
Raw materials, work-in-progress and packaging	95,477	86,887
	$267,075	$250,175

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	September 30, 2013	June 30, 2013
Land	$16,630	$16,149
Buildings and improvements	64,080	61,480
Machinery and equipment	281,250	264,198
Furniture and fixtures	10,351	9,774
Leasehold improvements	19,059	17,760
Construction in progress	4,182	4,669
	395,552	374,030
Less: Accumulated depreciation and amortization	144,189	138,189
	$251,363	$235,841

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by reportable segment for the three months ended September 30, 2013 were as follows:

	US	United Kingdom	Rest of World	Total
Balance as of June 30, 2013 (a)	$574,558	$232,849	$68,699	$876,106
Acquisition activity	8,080	14,180	—	22,260
Translation and other adjustments, net	2,542	14,121	1,561	18,224
Balance as of September 30, 2013 (a)	$585,180	$261,150	$70,260	$916,590

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
Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At September 30, 2013, included in trademarks and other intangible assets on the balance sheet are $155,793 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	September 30, 2013	June 30, 2013
Non-amortized intangible assets:
Trademarks and tradenames	$371,204	$376,700
Amortized intangible assets:
Other intangibles	155,793	156,728
Less: accumulated amortization	(39,465)	(35,193)
Net carrying amount	$487,532	$498,235

Amortization expense included in continuing operations was as follows:

	Three Months Ended September 30,
	2013	2012
Amortization of intangible assets	$3,468	$2,685

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2014	2015	2016	2017	2018
Estimated amortization expense	$14,435	$13,405	$12,270	$11,807	$11,804
The weighted average remaining amortization period of amortized intangible assets is 12.7 years.

9.    DEBT AND BORROWINGS
Debt and borrowings consisted of the following:

	September 30, 2013	June 30, 2013
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	491,194	503,384
United Kingdom short-term borrowing facility	11,077	11,779
Other borrowings	257	778
	652,528	665,941
Short-term borrowings and current portion of long-term debt	11,287	12,477
	$641,241	$653,464
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of September 30, 2013, $150,000 of the senior notes was outstanding.
Our Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with an $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined) of no more than 3.5 to 1.0, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the four full fiscal quarters following a permitted acquisition. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of September 30, 2013, there were $491,194 of borrowings outstanding under the Credit Agreement.
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

We also maintain short-term borrowing arrangements for several of our United Kingdom subsidiaries that permit borrowings, up to a total of £15,000, based on a defined percentage of the value of sales invoices and receivables. The outstanding borrowings under these arrangements as of September 30, 2013 were £6,865 ($11,077 at the September 30, 2013 exchange rate) and are classified as current liabilities in the Condensed Consolidated Balance Sheet.

10.    INCOME TAXES
The effective income tax rate from continuing operations was 24.4% and 27.7% for the three months ended September 30, 2013 and 2012, respectively. The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The effective tax rate for the three months ended September 30, 2013 was lower than the comparable period of the prior year primarily as a result of a reduction in the carrying value of net deferred tax liabilities of $3,777 resulting from further reductions in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. This was partially offset by an increase in the reserve for unrecognized tax benefits of $550 relating to an additional estimated liability associated with the ongoing IRS audit.
The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of the mix of taxable income by jurisdiction and state and local income taxes.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss):

	Foreign currency translation adjustments	Unrealized gain on available for sale investment	Deferred gains on cash flow hedging instruments	Total
Balance as of June 30, 2013	$(30,797)	$2,747	$799	$(27,251)

Other comprehensive income (loss) before reclassifications (1)	43,642	(174)	(455)	43,013
Amounts reclassified into (income) loss (2)	—	—	(99)	(99)
Net other comprehensive income (loss) for the three months ended September 30, 2013	43,642	(174)	(554)	42,914

Balance as of September 30, 2013	$12,845	$2,573	$245	$15,663

(1)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $11,485 for the three months ended September 30, 2013.

(2)
Amounts reclassified into income for deferred gains on cash flow hedging instruments are recorded in cost of sales in the Condensed Consolidated Statement of Income and for the three months ended September 30, 2013 were $132 before taxes.

12.    STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS
The Company has two shareholder-approved plans, the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and the 2000 Directors Stock Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards.
Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended September 30,
	2013	2012
Compensation cost (included in selling, general and administrative expense)	$3,237	$2,892
Related income tax benefit	$1,235	$1,097

Stock Options
A summary of our stock option activity for the three months ended September 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2013	1,778,752	$18.88
Exercised	(29,831)	$19.44
Options outstanding at September 30, 2013	1,748,921	$18.88	2.4	$101,853
Options exercisable at September 30, 2013	1,705,596	$18.90	2.4	$99,301

	Three Months ended September 30,
	2013	2012
Intrinsic value of options exercised	$1,754	$11,610
Cash received from stock option exercises	$580	$4,417
Tax benefit recognized from stock option exercises	$684	$3,583

At September 30, 2013, there was $31 of unrecognized compensation expense related to stock option awards, which will be recognized over a weighted average period of approximately 0.1 years.

Restricted Stock
A summary of our restricted stock and restricted share units activity for the three months ended September 30, 2013 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2013	773,568	$42.44
Granted	8,078	$72.79
Vested	(23,294)	$50.27
Forfeited	(2,595)	$43.77
Non-vested restricted stock and restricted share units at September 30, 2013	755,757	$42.52

	Three Months Ended September 30,
	2013	2012
Fair value of restricted stock and restricted share units granted	$588	$16,151
Fair value of shares vested	$1,794	$388
Tax benefit recognized from restricted shares vesting	$700	$144
On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman, President and Chief Executive Officer. The Agreement provides for a grant of 400,000 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 100,000 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five (45) consecutive trading day period during which the average closing price of the Company’s common stock on the NASDAQ Global Select Market equals or exceeds the following prices: $62.50, $72.50, $82.50 and $100.00, respectively, the market condition for each increment of 100,000 Shares will be satisfied. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 100,000 Shares will vest in equal amounts annually over a five-year period commencing on the first anniversary of the achievement of the market condition. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151. On September 28, 2012, the first market condition was satisfied, and on August 27, 2013, the second market condition was satisfied. As such, the first two tranches of 100,000 Shares are expected to vest in equal amounts over the five-year period commencing on the first anniversary of the date the market condition for the respective tranche was satisfied.
At September 30, 2013, $17,428 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.7 years.
Long-Term Incentive Plan
The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of one two-year performance-based long-term incentive plan (the “2013-2014 LTIP”) that provides for a combination of equity grants and performance awards that can be earned over the two year period. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.
The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the Amended and Restated 2002 Long Term Incentive and Stock Award Plan, as in effect and as amended from time to time. Upon the adoption of the 2013-2014 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). A portion of these Initial Equity Grants are subject to time vesting requirements and a portion are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.
The Compensation Committee determined that the target values previously set under the LTI Plan covering the 2012 and 2013 fiscal years (the “2012-2013 LTIP”) were achieved and approved the payment of awards to the participants. After deducting the value of the Initial Equity Grants, the awards related to the 2012-2013 LTIP totaled $7,356 (which were settled by the issuance of 95,484 unrestricted shares of the Company’s common stock in the first quarter of fiscal 2014).
The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $2,284 and $1,835 for the three months ended September 30, 2013 and 2012, respectively, related to LTI plans.

13.    INVESTMENTS AND JOINT VENTURES
Equity method investments
At September 30, 2013, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting. The carrying value of our investment of $28,295 is included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures” and our advances to HPP of $6,022, which are due no later than July 1, 2014, are included in “Prepaid expenses and other current assets.” The Company previously provided advances to HPP when it was a consolidated subsidiary to finance its operations. Simultaneously with the dilution of the Company’s interest in HPP in June 2009 and its deconsolidation, HPP entered into a separate credit agreement. The Company and HPP entered into a subordination agreement covering the outstanding advances at the date of deconsolidation. The subordination agreement allows for prepayments of the advances based on HPP’s meeting certain conditions under its credit facility.
At September 30, 2013, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $1,853 are included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The fair value of this security was $10,951 at September 30, 2013 and $11,237 at June 30, 2013 (cost basis of $6,696 as of both dates) and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$16,000	—	$16,000	—
Forward foreign currency contracts	387	—	387	—
Available for sale securities	10,951	$10,951	—	—
	$27,338	$10,951	$16,387	—
Liabilities:
Forward foreign currency contracts	$58	—	$58	—
Contingent consideration, of which $12,774 is noncurrent	23,318	—	—	$23,318
Total	$23,376	—	58	$23,318

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,200	—	$6,200	—
Forward foreign currency contracts	1,066	—	1,066	—
Available for sale securities	11,237	$11,237	—	—
	$18,503	$11,237	$7,266	—
Liabilities:
Contingent consideration, of which $12,531 is noncurrent	$22,814	—	—	$22,814
Total	$22,814	—	—	$22,814
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

In connection with the acquisitions of BluePrint in December 2012, Cully & Sully in April 2012 and GG UniqeFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the fourth quarter of fiscal 2013, the Company’s reassessment resulted in additional expense of $2,337 related to BluePrint. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities (weighted average discount rate of 8.0% for the outstanding liabilities as of September 30, 2013). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts. A one percentage point change in the discount rates used would result in a change to the recorded liability of approximately $300 as of September 30, 2013.
The following table summarizes the Level 3 activity:

Three Months Ended September 30, 2013
Balance as of June 30, 2013	$22,814
Contingent consideration adjustment and accretion of interest expense, net	238
Translation adjustment	266
Balance as of September 30, 2013	$23,318
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2013 or 2012.
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
The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at September 30, 2013 were $26,208 and $329 of net assets. There were $29,916 of notional amount and $1,066 of net assets of foreign exchange derivative contracts outstanding at June 30, 2013. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 10 months.
The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the three months ended September 30, 2013 and 2012, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2013 and 2012.

15.    COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be a party to a number of legal actions, proceedings, audits, tax audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company’s cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company’s management believes that the outcome of such actions, proceedings, audits, claims and disputes will not have a material adverse effect on the Company’s business, prospects, results of operations, financial condition or cash flows.

16.    SEGMENT INFORMATION
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

	Three Months Ended September 30,
	2013	2012
Net Sales:
United States	$311,995	$252,647
United Kingdom	113,995	57,948
Rest of World	51,494	49,212
	$477,484	$359,807

Operating Income:
United States	$46,366	$36,517
United Kingdom	1,911	(1,026)
Rest of World	2,914	4,406
	$51,191	$39,897
Corporate and other (1)	(11,419)	(7,621)
	$39,772	$32,276

(1)
Includes $3,021 and $641 of acquisition related expenses, restructuring and integration charges for the three months ended September 30, 2013 and 2012, respectively, of which $725 is recorded in cost of sales for the three months ended September 30, 2013.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	September 30, 2013	June 30, 2013
United States	$141,717	$149,240
Canada	10,173	10,057
United Kingdom	138,540	122,620
Europe	28,062	27,064
	$318,492	$308,981

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2013 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company’s private-label chilled ready meals (the “CRM business”) and sandwich businesses, including the Daily BreadTM brand name, in the United Kingdom, are classified as discontinued operations for all periods presented.

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
We have acquired numerous brands since our formation and our goal is to continue to grow both organically as well as through the acquisition of complementary brands. We consider the acquisition of organic and natural food and personal care products companies or product lines an integral part of our business strategy. We also seek to broaden the distribution of our key brands across all sales channels. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic and timely introductions of new products that complement existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthier Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.
The global economic environment remains challenging. With the recent acquisitions we have made, a larger proportion of our sales take place outside of the United States. A deterioration in economic conditions in the areas in which we operate may have an adverse impact on our sales volumes and profitability. Our future success will depend in part on our ability to manage continued global economic or political uncertainty, particularly in our significant geographic markets.
As a consumer products company, we rely on continued demand for our brands and products. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions and wage and employment levels. In the United States, our use of promotional allowances and programs, expanded distribution and introduction of innovative new products has helped to increase consumer consumption of our brands in recent years. In the United Kingdom, our recent acquisition of the UK Ambient Grocery Brands provides us with the opportunity to introduce more of our existing brands into this market. We have also begun to introduce a number of new products under these brands, broadening our UK portfolio. Generally, energy and commodity prices continue to be volatile and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2013

Consolidated Results

Net Sales
Net sales for the three months ended September 30, 2013 were $477.5 million, an increase of $117.7 million, or 32.7%, from net sales of $359.8 million for the three months ended September 30, 2012.

The sales increase primarily resulted from an increase in sales of $59.3 million in the United States due to the impact of prior year acquisitions (which were completed subsequent to the first quarter of the prior fiscal year), increased consumption and expanded distribution, and an increase in sales of $56.0 million in the United Kingdom primarily due to the acquisition of the UK Ambient Grocery Brands in the second quarter of the prior fiscal year. Changes in foreign currency exchange rates did not significantly impact net sales. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the three months ended September 30, 2013 was $119.1 million as compared to gross profit of $95.2 million in last year’s first quarter. Gross margin for the three months ended September 30, 2013 was 24.9% of net sales compared to 26.5% of net sales in the prior year first quarter. The change in gross margin percentage resulted from a change in the mix of product sales, including the mix of sales by operating segment, and increased costs associated with the start-up of our non-dairy facility in Europe. Sales made by the United Kingdom segment, which includes the UK Ambient Grocery Brands in the current year’s quarter, and which operates at lower relative gross margins, represented approximately 24% of consolidated sales as compared to 16% in the prior year’s first quarter.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $73.6 million, an increase of $13.9 million, or 23.3%, in the three months ended September 30, 2013 from $59.7 million in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. Selling, general and administrative expenses as a percentage of net sales was 15.4% in the three months ended September 30, 2013 and 16.6% in the prior year quarter, a decrease of 120 basis points primarily related to the inclusion of the UK Ambient Grocery Brands in the current quarter which, along with the Daniels business, operates with lower relative expenses. Additionally, the decrease was attributable to achieving additional operating leverage on our SG&A infrastructure as a result of higher sales volume.

Amortization of acquired intangibles
Amortization of acquired intangibles was $3.5 million, an increase of $0.8 million, or 31.7%, in the three months ended September 30, 2013 from $2.6 million in the prior year quarter. The increase is due to the Company’s prior year acquisitions, all of which were completed subsequent to the first quarter of the prior fiscal year.

Acquisition Related Expenses, Restructuring and Integration Charges
We incurred acquisition, restructuring and integration related expenses aggregating $2.3 million in the three months ended September 30, 2013, which are primarily related to professional fees associated with our recently completed acquisitions as well as restructuring and integration charges related to the ongoing integration activities of certain functions in the United Kingdom and United States resulting from the Company’s recent acquisitions.
We incurred acquisition related expenses aggregating $0.6 million for the three months ended September 30, 2012, which were primarily related to the acquisition of the UK Ambient Grocery Brands.

Operating Income
Operating income for the three months ended September 30, 2013 was $39.8 million, an increase of $7.5 million, or 23.2%, from $32.3 million in the three months ended September 30, 2012. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 8.3% in the first quarter of fiscal 2014 compared with 9.0% in the first quarter of fiscal 2013. The change in operating income percentage is attributable to the items described above.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $3.9 million for both the first quarters of fiscal 2014 and fiscal 2013. Net interest expense totaled $5.6 million for the first quarter of fiscal 2014, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in the first quarter of fiscal 2013 was $4.0 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the recent acquisitions. Other expenses, net, was a gain of $1.7 million for the first quarter of fiscal 2014 compared to a gain of $0.1 million for the comparable quarter of fiscal 2013. The net gain recorded in the current quarter is primarily due to unrealized foreign currency gains associated with the remeasurement of foreign currency denominated intercompany balances.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended September 30, 2013 and 2012 was $35.8 million and $28.4 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense and effective tax rate was $8.8 million and 24.4% in the first quarter of fiscal 2014, respectively, compared to $7.9 million and 27.7% in the comparable quarter of fiscal 2013, respectively. The effective tax rate in the first quarter of fiscal 2014 was lower than the prior year primarily as a result of a reduction in the carrying value of net deferred tax liabilities of $3,777 resulting from further reductions in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. This was partially offset by an increase in the reserve for unrecognized tax benefits of $550 relating to an additional estimated liability associated with the ongoing IRS audit.
The effective rate for each period differs from the federal statutory rate primarily due to the items noted previously, as well as the effect of the mix of taxable income by jurisdiction and state and local income taxes. Our effective tax rate may change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the three months ended September 30, 2013 was $0.6 million compared to a loss of $0.7 million for the three months ended September 30, 2012. In the current quarter, HHO recorded a nominal profit, while our share of the earnings of HPP increased to $0.5 million. The loss recorded in the prior year quarter was primarily related to losses incurred by HHO from their infant formula business, which was discontinued in the fourth quarter of fiscal 2013.

Income From Continuing Operations
Income from continuing operations for the three months ended September 30, 2013 and 2012 was $27.7 million and $19.8 million, or $0.57 and $0.42 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the three months ended September 30, 2012 was $3.4 million. Net sales and operating loss reported within discontinued operations was $12.2 million and $0.4 million, respectively, during the three months ended September 30, 2012. We recorded a loss on the sale of the CRM business of $3.1 million during this period. As the sales of the businesses were completed in the prior fiscal year, there are no amounts reported as discontinued operations for the three months ended September 30, 2013.

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the three months ended September 30, 2013 and 2012:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 9/30/13	$311,995	$113,995	$51,494	$—	$477,484
Net sales - Three months ended 9/30/12	$252,647	$57,948	$49,212	$—	$359,807
% change	23.5%	96.7%	4.6%		32.7%

Operating income - Three months ended 9/30/13	$46,366	$1,911	$2,914	$(11,419)	$39,772
Operating income - Three months ended 9/30/12	$36,517	$(1,026)	$4,406	$(7,621)	$32,276
% change	27.0%	286.3%	(33.9)%		23.2%

Operating income margin - Three months ended 9/30/13	14.9%	1.7%	5.7%		8.3%
Operating income margin - Three months ended 9/30/12	14.5%	(1.8)%	9.0%		9.0%

(1)
Includes $3,021 and $641 of acquisition related expenses, restructuring and integration charges for the three months ended September 30, 2013 and 2012, respectively, of which $725 is recorded in cost of sales for the three months ended September 30, 2013.

Our operations are managed by geography and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. The United States and the United Kingdom are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.” The Corporate category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges are included in Corporate and other. Refer to Note 16, Segment Information, for additional details.
Our net sales in the United States for the three months ended September 30, 2013 were $312.0 million, an increase of $59.3 million, or 23.5%, from net sales of $252.6 million for the three months ended September 30, 2012. The sales increase was directly related to the impact of the prior year acquisitions of BluePrint and Ella’s Kitchen, increased consumption and expanded distribution with growth from many of our brands, including Earth’s Best, Sensible Portions, Spectrum, The Greek Gods, and Imagine. Operating income in the United States in the three months ended September 30, 2013 was $46.4 million, an increase of $9.8 million, or 27.0%, from operating income of $36.5 million in the three months ended September 30, 2012. Operating income as a percentage of net sales in the United States increased to 14.9% from 14.5% during these periods. The improvements in operating margin primarily resulted from continued increased operating leverage of the Company’s expense base resulting from increased sales volume.
Our net sales in the United Kingdom for the three months ended September 30, 2013 were $114.0 million, an increase of $56.0 million, or 96.7%, from net sales of $57.9 million for the three months ended September 30, 2012. The sales increase was primarily a result of the acquisition of the UK Ambient Grocery Brands in the second quarter of fiscal 2013. Operating income in the United Kingdom in the three months ended September 30, 2013 was $1.9 million, an increase of $2.9 million, from a loss of $1.0 million in comparable quarter of fiscal 2013. The increase was due to the aforementioned acquisition, as well as the elimination of certain product lines that did not meet the Company’s current profit targets.

Our net sales in the Rest of World were $51.5 million for the three months ended September 30, 2013, an increase of $2.3 million, or 4.6%, from the comparable quarter of fiscal 2013. The increase was primarily the result of increased sales in Europe, which included a favorable foreign currency exchange rate impact as compared to the prior year quarter, offset partially by an unfavorable foreign currency exchange rate impact on Canada’s sales. Operating income as a percentage of net sales decreased to 5.7% from 9.0% primarily due to factory start-up costs in Europe.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance was $65.1 million at September 30, 2013, an increase of $23.8 million from June 30, 2013. Our working capital was $327.3 million at September 30, 2013, an increase of $26.3 million from $301.0 million at the end of fiscal 2013. The increase was due principally to the increase in cash and a $16.9 million increase in inventories, offset partially by a $18.5 million increase in accounts payable, accrued expenses and other current liabilities.
Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. With the current exception of Canada, it is the Company’s current intent to permanently reinvest its foreign earnings outside the United States. Although a portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2013, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,
(amounts in thousands)	2013	2012
Cash flows provided by (used in):
Operating activities	$53,608	$27,155
Investing activities	(11,866)	5,378
Financing activities	(17,711)	(25,648)
Exchange rate changes	(225)	(626)
Net increase in cash	$23,806	$6,259

Net cash provided by operating activities was $53.6 million for the three months ended September 30, 2013, compared to $27.2 million provided in the three months ended September 30, 2012. The change in cash provided by operations resulted from a $8.5 million increase in net income and other non-cash items, and a $18.0 million net increase due to changes in our working capital, which was primarily related to changes in accounts receivable.
In the three months ended September 30, 2013, we used $11.9 million of cash in investing activities. We used $12.3 million for capital expenditures as discussed further below, which was partially offset by proceeds of $0.5 million from a working capital settlement with the sellers of the UK Ambient Grocery Brands. We received cash in investing activities of $5.4 million during the three months ended September 30, 2012, which included $13.6 million of proceeds from the sale of the CRM business, offset by $8.3 million of capital expenditures.
Net cash of $17.7 million was used in financing activities for the three months ended September 30, 2013, which was primarily used for net repayments under our Credit Agreement of $13.3 million and purchases of treasury shares of $3.9 million to satisfy employee payroll tax withholdings. During the three months ended September 30, 2012, net cash of $25.6 million was used by financing activities, which was primarily used for net repayments of $30.0 million under our Credit Agreement and $3.1 million of treasury share repurchases, offset partially by proceeds from exercises of stock options of $4.4 million and $3.1 million from excess tax benefits from stock based compensation.

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

	Three Months Ended September 30,
(amounts in thousands)	2013	2012
Cash flow provided by operating activities	$53,608	$27,155
Purchase of property, plant and equipment	(12,347)	(8,306)
Operating free cash flow	$41,261	$18,849

Our operating free cash flow was $41.3 million for the three month period ended September 30, 2013, an increase of $22.4 million from the three month period ended September 30, 2012. The increase in our operating free cash flow resulted from the increase in our net income and improved working capital management. Our capital expenditures have increased over historical levels as a result of our recent acquisitions, the acquisition of equipment for a new non-dairy production facility in Europe, the expansion of our production facility in Fakenham, United Kingdom to accommodate new products and increased volume, a new snacks factory in the United States and the relocation to our new worldwide headquarters. We expect that our capital spending for fiscal 2014 will be approximately $35 million, which will include completion of the prior year projects as well as improvement and expansion of certain of our current manufacturing facilities.
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2013 and 2012, $150.0 million of the senior notes was outstanding.
We also have a credit agreement which provides us with a $850 million revolving credit facility (the “Credit Agreement”) which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of September 30, 2013 and June 30, 2013, there were $491.2 million and $503.4 million of borrowings outstanding, respectively, under the Credit Agreement.
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
We believe that our cash on hand of $65.1 million at September 30, 2013, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2014 capital expenditures and the other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements
At September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition, sales and promotional incentives, valuation of accounts and chargebacks receivable, inventory, property, plant and equipment, accounting for acquisitions, stock based compensation, goodwill and intangible assets and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates was discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Note Regarding Forward Looking Information
Certain statements contained in this Quarterly Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “seek”, “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) our intention to grow organically and through acquisitions; (ii) increasing distribution of our brands; (iii) the integration of our brands and the resulting impact thereof; (iv) the introduction of new products; (v) our long term strategy for sustainable growth; (vi) the economic environment; (vii) higher input costs; (viii) measures taken to address challenging economic conditions, higher input costs and inflation; (ix) the integration of acquisitions and the opportunities for growth related thereto; (x) our tax rate; (xi) the repatriation of foreign cash balances; (xii) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xiii) our expectations regarding our capital spending for fiscal year 2014; (xiv) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for fiscal year 2014; (xv) and contingencies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three months ended September 30, 2013 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 4.         Controls and Procedures

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

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
July 2013	153	(1)	$70.22	—	—
August 2013	—		—	—	—
September 2013	51,106	(1)	$77.06	—	—
Total	51,259		$77.04	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

Exhibit Number	Description

10.1
Offer Letter between the Company and Stephen J. Smith dated August 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2013).

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

101(a)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

(a) - Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	November 12, 2013	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	November 12, 2013	/s/ STEPHEN J. SMITH
Stephen J. Smith, Executive Vice President and Chief Financial Officer