Form 10-Q
period 2013-12-31
HAIN CELESTIAL GROUP INC
filed 2014-02-10
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of February 3, 2014 there were 49,874,622 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND JUNE 30, 2013
(In thousands, except share amounts)

	December 31, 2013	June 30, 2013
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$67,533	$41,263
Accounts receivable, less allowance for doubtful accounts of $2,774 and $2,564	252,386	233,641
Inventories	262,949	250,175
Deferred income taxes	17,521	17,716
Prepaid expenses and other current assets	36,527	32,377
Total current assets	636,916	575,172
Property, plant and equipment, net	255,257	235,841
Goodwill	920,369	876,106
Trademarks and other intangible assets, net	489,918	498,235
Investments and joint ventures	41,329	46,799
Other assets	28,529	26,341
Total assets	$2,372,318	$2,258,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197,716	$184,996
Accrued expenses and other current liabilities	66,656	76,657
Current portion of long-term debt	181	12,477
Total current liabilities	264,553	274,130
Long-term debt, less current portion	627,521	653,464
Deferred income taxes	115,797	114,395
Other noncurrent liabilities	13,327	14,950
Total liabilities	1,021,198	1,056,939
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 49,681,070 and 49,026,263 shares	497	490
Additional paid-in capital	801,091	768,774
Retained earnings	558,653	489,767
Accumulated other comprehensive income	30,957	(27,251)
	1,391,198	1,231,780
Less: 1,452,916 and 1,336,036 shares of treasury stock, at cost	(40,078)	(30,225)
Total stockholders’ equity	1,351,120	1,201,555
Total liabilities and stockholders’ equity	$2,372,318	$2,258,494

Note: The balance sheet at June 30, 2013 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	$534,879	$455,319	$1,012,363	$815,126
Cost of sales	391,802	324,556	750,163	589,151
Gross profit	143,077	130,763	262,200	225,975
Selling, general and administrative expenses	75,237	72,903	148,824	132,565
Amortization of acquired intangibles	3,647	2,841	7,115	5,474
Acquisition related expenses (credits), restructuring and integration charges	(120)	3,775	2,176	4,416
Operating income	64,313	51,244	104,085	83,520
Interest and other expenses, net	5,955	3,295	9,893	7,187
Income before income taxes and equity in earnings of equity-method investees	58,358	47,949	94,192	76,333
Provision for income taxes	19,748	16,302	28,499	24,160
Equity in net (income) loss of equity-method investees	(1,473)	(596)	(2,045)	142
Income from continuing operations	40,083	32,243	67,738	52,031
Income/(loss) from discontinued operations, net of tax	1,148	(621)	1,148	(4,023)
Net income	$41,231	$31,622	$68,886	$48,008

Basic net income/(loss) per common share:
From continuing operations	$0.83	$0.70	$1.42	$1.14
From discontinued operations	0.03	(0.01)	0.02	(0.08)
Net income per common share - basic	$0.86	$0.69	$1.44	$1.06

Diluted net income/(loss) per common share:
From continuing operations	$0.81	$0.68	$1.38	$1.11
From discontinued operations	0.03	(0.01)	0.02	(0.09)
Net income per common share - diluted	$0.84	$0.67	$1.40	$1.02

Shares used in the calculation of net income per common share:
Basic	48,019	45,942	47,863	45,480
Diluted	49,185	47,355	49,060	46,962
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(In thousands)

	Three Months Ended
	December 31, 2013			December 31, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$41,231			$31,622

Other comprehensive income (loss):
Foreign currency translation adjustments	$14,426	$943	15,369	$2,092	$293	2,385
Change in deferred gains/(losses) on cash flow hedging instruments	557	(140)	417	263	(149)	114
Change in unrealized gain on available for sale investment	(798)	306	(492)	3,715	(1,448)	2,267
Total other comprehensive income	$14,185	$1,109	$15,294	$6,070	$(1,304)	$4,766

Total comprehensive income			$56,525			$36,388

	Six Months Ended
	December 31, 2013			December 31, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$68,886			$48,008

Other comprehensive income (loss):
Foreign currency translation adjustments	$58,665	$346	59,011	$15,294	$(634)	14,660
Change in deferred gains/(losses) on cash flow hedging instruments	(180)	43	(137)	(558)	57	(501)
Change in unrealized gain on available for sale investment	(1,084)	418	(666)	5,744	(2,262)	3,482
Total other comprehensive income	$57,401	$807	$58,208	$20,480	$(2,839)	$17,641

Total comprehensive income			$127,094			$65,649

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2013	49,026,263	$490	$768,774	$489,767	1,336,036	$(30,225)	$(27,251)	$1,201,555
Net income				68,886				68,886
Change in accumulated other comprehensive income							58,208	58,208
Issuance of common stock pursuant to compensation plans	654,807	7	13,163		(6,332)	156		13,326
Stock based compensation income tax effects			12,518					12,518
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					123,212	(10,009)		(10,009)
Stock based compensation charge			6,636					6,636
Balance at December 31, 2013	49,681,070	$497	$801,091	$558,653	1,452,916	$(40,078)	$30,957	$1,351,120

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(In thousands)

	Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,886	$48,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,808	17,025
Deferred income taxes	(2,293)	(2,303)
Equity in net (income) loss of equity-method investees	(2,045)	142
Stock based compensation	6,636	6,601
Tax benefit from stock based compensation	1,036	591
Contingent consideration adjustments, net	(1,301)	—
(Gain) loss on sale of business	(1,148)	3,086
Other non-cash items, net	169	50
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(9,952)	(42,437)
Inventories	(8,278)	(19,311)
Other current assets	(3,225)	(4,402)
Other assets and liabilities	(1,594)	(1,491)
Accounts payable and accrued expenses	4,789	55,623
Net cash provided by operating activities	73,488	61,182
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired and related purchase price settlements	481	(290,850)
Proceeds from sale of business, net	—	13,584
Purchases of property and equipment	(20,822)	(24,903)
Repayments from equity-method investees, net	6,038	1,105
Proceeds from sale of investment	643	—
Net cash used in investing activities	(13,660)	(301,064)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	5,556	4,819
(Repayments) borrowings under bank revolving credit facility, net	(28,150)	244,893
(Repayments) borrowings of other debt, net	(12,398)	4,902
Excess tax benefits from stock based compensation	11,482	6,846
Shares withheld for payment of employee payroll taxes	(10,009)	(8,409)
Net cash (used in) provided by financing activities	(33,519)	253,051
Effect of exchange rate changes on cash	(39)	(493)
Net increase in cash and cash equivalents	26,270	12,676
Cash and cash equivalents at beginning of period	41,263	29,895
Cash and cash equivalents at end of period	$67,533	$42,571
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BUSINESS
The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products. We are a leader in many organic and natural products categories, with many recognized brands. Our brand names are well recognized in the various market categories they serve and include Earth’s Best®, Ella’s Kitchen®, Celestial Seasonings®, Terra®, Garden of Eatin’®, Sensible Portions®, The Greek Gods®, Spectrum®, Spectrum Essentials®, Rice Dream®, Soy Dream®, Almond Dream®, Imagine®, WestSoy®, Arrowhead Mills®, MaraNatha®, SunSpire®, Health Valley®, BluePrint®, Lima®, Danival®, GG UniqueFiberTM, Yves Veggie Cuisine®, Europe’s Best®, DeBoles®, Tilda®, Linda McCartney® (under license), The New Covent Garden Soup Co.®, Johnson’s Juice Co.®, Farmhouse Fare®, Cully & Sully®, Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®. Our personal care products are marketed under the Avalon Organics®, Alba Botanica®, JASON®, Queen Helene® and Earth’s Best® brands.
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

2.    BASIS OF PRESENTATION
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2013 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. Please refer to the footnotes to our consolidated financial statements as of June 30, 2013 and for the fiscal year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.
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

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$40,083	$32,243	$67,738	$52,031
Income/(loss) from discontinued operations, net of tax	1,148	(621)	1,148	(4,023)
Net income	$41,231	$31,622	$68,886	$48,008

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	48,019	45,942	47,863	45,480
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,166	1,413	1,197	1,482
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	49,185	47,355	49,060	46,962

Basic net income per common share:
From continuing operations	$0.83	$0.70	$1.42	$1.14
From discontinued operations	0.03	(0.01)	0.02	(0.08)
Net income per common share - basic	$0.86	$0.69	$1.44	$1.06

Diluted net income per common share:
From continuing operations	$0.81	$0.68	$1.38	$1.11
From discontinued operations	0.03	(0.01)	0.02	(0.09)
Net income per common share - diluted	$0.84	$0.67	$1.40	$1.02

Note: The sum of our quarterly net income per share amounts may not equal the year-to-date amounts, as presented, due to rounding.

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

Restricted stock awards totaling 137,340 were excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2013 as such awards are contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods. There were 351,000 such awards excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2012.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses (credits), restructuring and integration charges” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $523 and $1,248 were expensed in the three and six months ended December 31, 2013, and $3,249 and $3,854 were expensed in the three and six months ended December 31, 2012, respectively. The expenses incurred during the first six months of fiscal 2014 primarily relate to stamp duty and additional professional fees associated with our recent acquisitions and during the first six months of fiscal 2013 primarily relate to professional fees associated with the acquisition of the UK Ambient Grocery Brands and BluePrint (as discussed below). Additionally, during the three months ended December 31, 2013, a net reduction of acquisition related expenses of $1,781 was recorded related to adjustments to the fair value of contingent consideration liabilities (See Note 14).
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

On August 20, 2012, we completed the sale of our private-label chilled ready meals business in the United Kingdom (the “CRM business”). Total consideration received for the sale was £9,970. We recognized a preliminary loss on disposal of $3,616 ($4,200 after-tax, which includes the write-off of certain deferred tax assets) during the fiscal year ended June 30, 2013, of which $2,503 ($3,086 after-tax) was recorded in the six months ended December 31, 2012 and subsequently recorded a gain of $1,148 during the three months ended December 31, 2013 related to the finalization of the working capital adjustment with the purchaser. These amounts are included within “Income/(loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Income. Refer to Note 5, Discontinued Operations, for additional information.

The following table summarizes the components of the purchase price allocations for the fiscal 2013 acquisitions:

	UK Ambient Grocery Brands	BluePrint	Ella’s Kitchen	Total
Purchase price:
Cash paid	$273,246	$16,679	$58,437	$348,362
Equity issued	48,061	9,525	45,050	102,636
Fair value of contingent consideration	—	13,491	—	13,491
	$321,307	$39,695	$103,487	$464,489
Allocation:
Current assets	$29,825	$2,742	$27,749	$60,316
Property, plant and equipment	39,150	3,173	672	42,995
Identifiable intangible assets	118,020	18,980	49,669	186,669
Assumed liabilities	(2,693)	(2,189)	(15,064)	(19,946)
Deferred income taxes	2,882	—	(11,789)	(8,907)
Goodwill	134,123	16,989	52,250	203,362
	$321,307	$39,695	$103,487	$464,489

The purchase price allocation for Ella’s Kitchen is based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocations.

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

Unaudited Proforma Results of Continuing Operations
The following table provides unaudited pro forma results of continuing operations for the three and six months ended December 31, 2012, as if all of the above acquisitions had been completed at the beginning of fiscal year 2013. Pro forma results of continuing operations are not provided for the three and six months ended December 31, 2013 as there were no acquisitions completed during such periods. The following pro forma combined results of continuing operations have been provided for illustrative purposes only, and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

	Three Months ended December 31, 2012	Six Months ended December 31, 2012
Net sales from continuing operations	$500,904	$945,153
Net income from continuing operations	$36,374	$61,109
Net income per common share from continuing operations - diluted	$0.75	$1.26
This information has not been adjusted to reflect any changes in the operations of the businesses subsequent to their acquisition by us. Changes in operations of the acquired businesses include, but are not limited to, discontinuation of products and/or SKUs, integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former managements of the businesses acquired prior to acquisition by us, the net sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

5.    DISCONTINUED OPERATIONS

During the third quarter of fiscal 2012, the Company made the decision to sell its private-label chilled ready meals (“CRM”) business in the United Kingdom, which was acquired in October 2011 as part of the acquisition of The Daniels Group. The sale of the CRM business was completed on August 20, 2012. Additionally, during the fourth quarter of fiscal 2012, the Company made the decision to dispose of its sandwich business, including the Daily BreadTM brand name, in the United Kingdom. The disposal of the sandwich business was completed on November 1, 2012. Operating results for the CRM business and the sandwich business have been classified as discontinued operations and were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	$—	$3,082	$—	$15,313
Operating loss	$—	$(729)	$—	$(1,176)
Gain/(loss) on sale of business, net of tax (1)	$1,148	$—	$1,148	$(3,086)
Income/(loss) from discontinued operations, net of tax	$1,148	$(621)	$1,148	$(4,023)

(1) The gain on sale of business recorded during the three and six months ended December 31, 2013 relates to the finalization of a working capital adjustment on the sale of the CRM business.

6.    INVENTORIES
Inventories consisted of the following:

	December 31, 2013	June 30, 2013
Finished goods	$165,710	$163,288
Raw materials, work-in-progress and packaging	97,239	86,887
	$262,949	$250,175

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31, 2013	June 30, 2013
Land	$16,782	$16,149
Buildings and improvements	64,075	61,480
Machinery and equipment	288,826	264,198
Furniture and fixtures	10,778	9,774
Leasehold improvements	19,493	17,760
Construction in progress	3,463	4,669
	403,417	374,030
Less: Accumulated depreciation and amortization	148,160	138,189
	$255,257	$235,841

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2013 were as follows:

	United States	United Kingdom	Rest of World	Total
Balance as of June 30, 2013 (a)	$574,558	$232,849	$68,699	$876,106
Acquisition activity	5,160	15,487	—	20,647
Translation and other adjustments, net	3,551	19,819	246	23,616
Balance as of December 31, 2013 (a)	$583,269	$268,155	$68,945	$920,369

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
Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At December 31, 2013, included in trademarks and other intangible assets on the balance sheet are $158,182 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	December 31, 2013	June 30, 2013
Non-amortized intangible assets:
Trademarks and tradenames	$375,171	$376,700
Amortized intangible assets:
Other intangibles	158,182	156,728
Less: accumulated amortization	(43,435)	(35,193)
Net carrying amount	$489,918	$498,235

Amortization expense included in continuing operations was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Amortization of intangible assets	$3,647	$2,892	$7,115	$5,577

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2014	2015	2016	2017	2018
Estimated amortization expense	$14,259	$14,092	$12,986	$12,506	$12,415
The weighted average remaining amortization period of amortized intangible assets is 10.4 years.

9.    DEBT AND BORROWINGS
Debt and borrowings consisted of the following:

	December 31, 2013	June 30, 2013
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	477,503	503,384
United Kingdom short-term borrowing arrangements	—	11,779
Other borrowings	199	778
	627,702	665,941
Short-term borrowings and current portion of long-term debt	181	12,477
	$627,521	$653,464
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of December 31, 2013, $150,000 of the senior notes was outstanding.
Our Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with an $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined) of no more than 3.5 to 1.0, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the four full fiscal quarters following a permitted acquisition. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of December 31, 2013, there were $477,503 of borrowings outstanding under the Credit Agreement.
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

We also maintain a short-term borrowing arrangement for one of our United Kingdom subsidiaries that permits borrowings, up to a total of £5,000, based on a defined percentage of the value of sales invoices and receivables. There were no outstanding borrowings under this arrangement as of December 31, 2013. As of June 30, 2013, we maintained a second short-term borrowing arrangement in the United Kingdom and there were outstanding borrowings of $11,779 at that date. Borrowings under this second arrangement were repaid during the six months ended December 31, 2013 and this facility is no longer in place.

10.    INCOME TAXES
The effective income tax rate from continuing operations was 33.8% and 34.0% for the three months ended December 31, 2013 and 2012, respectively, and 30.3% and 31.7% for the six months ended December 31, 2013 and 2012, respectively. The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The effective tax rate for the three and six months ended December 31, 2013 was lower than the comparable period of the prior year primarily as a result of a reduction in the carrying value of net deferred tax liabilities of $3,777 resulting from further reductions in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. This was partially offset by an increase in the reserve for unrecognized tax benefits of $550 relating to an additional estimated liability associated with the ongoing IRS audit as well as an adjustment of the fair value of contingent consideration, a portion of which is not tax deductible (See Note 14).
The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of the mix of taxable income by jurisdiction and state and local income taxes.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss):

	Foreign currency translation adjustments	Unrealized gain on available for sale investment	Deferred gains on cash flow hedging instruments	Total
Balance as of June 30, 2013	$(30,797)	$2,747	$799	$(27,251)

Other comprehensive income (loss) before reclassifications (1)	43,642	(174)	(455)	43,013
Amounts reclassified into (income) loss (2)	—	—	(99)	(99)
Net change in accumulated other comprehensive income (loss) for the three months ended September 30, 2013	43,642	(174)	(554)	42,914

Balance as of September 30, 2013	$12,845	$2,573	$245	$15,663

Other comprehensive income (loss) before reclassifications (1)	15,369	(349)	715	15,735
Amounts reclassified into (income) loss (2) (3)	—	(143)	(298)	(441)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2013	15,369	(492)	417	15,294

Balance as of December 31, 2013	$28,214	$2,081	$662	$30,957

(1)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $11,485 for the three months ended September 30, 2013 and $4,449 for the three months ended December 31, 2013.

(2)
Amounts reclassified into income for deferred gains on cash flow hedging instruments are recorded in cost of sales in the Condensed Consolidated Statement of Income and, before taxes, were $132 for the three months ended September 30, 2013 and $396 for the three months ended December 31, 2013.

(3)
Amounts reclassified into income for gains on available for sale investment were based on the average cost of the shares held (See Note 13). Such amounts are recorded in “Interest and other expenses, net” in the Condensed Consolidated Statement of Income and were $234 before taxes for the three months ended December 31, 2013.

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

Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Compensation cost (included in selling, general and administrative expense)	$3,399	$3,709	$6,636	$6,601
Related income tax benefit	$1,311	$1,422	$2,546	$2,519
Stock Options
A summary of our stock option activity for the six months ended December 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2013	1,778,752	$18.88
Exercised	(329,308)	$16.87
Canceled and expired	(300)	$16.01
Options outstanding and exercisable at December 31, 2013	1,449,144	$19.35	2.4	$103,511

	Six Months ended December 31,
	2013	2012
Intrinsic value of options exercised	$21,919	$12,475
Cash received from stock option exercises	$5,556	$4,819
Tax benefit recognized from stock option exercises	$8,548	$3,921

At December 31, 2013, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock
A summary of our restricted stock and restricted share units activity for the six months ended December 31, 2013 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2013	773,568	$42.44
Granted	109,518	$82.62
Vested	(236,347)	$38.13
Forfeited	(9,417)	$48.63
Non-vested restricted stock and restricted share units at December 31, 2013	637,322	$50.90

	Six Months Ended December 31,
	2013	2012
Fair value of restricted stock and restricted share units granted	$9,048	$25,606
Fair value of shares vested	$19,737	$16,316
Tax benefit recognized from restricted shares vesting	$7,469	$6,172

On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman, President and Chief Executive Officer. The Agreement provides for a grant of 400,000 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 100,000 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five (45) consecutive trading day period during which the average closing price of the Company’s common stock on the NASDAQ Global Select Market equals or exceeds the following prices: $62.50, $72.50, $82.50 and $100.00, respectively, the market condition for each increment of 100,000 Shares will be satisfied. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 100,000 Shares will vest in equal amounts annually over a five-year period commencing on the first anniversary of the achievement of the market condition. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151. On September 28, 2012, August 27, 2013 and December 13, 2013, the first, second and third market conditions, respectively, were satisfied. As such, the first three tranches of 100,000 Shares are expected to vest in equal amounts over the five-year period commencing on the first anniversary of the date the market condition for the respective tranche was satisfied.
At December 31, 2013, $21,969 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.4 years.
Long-Term Incentive Plan
The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of two two-year performance-based long-term incentive plans (the “2013-2014 LTIP” and the “2014-2015 LTIP”) that provides for a combination of equity grants and performance awards that can be earned over each two year period. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.
The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the Amended and Restated 2002 Long Term Incentive and Stock Award Plan, as in effect and as amended from time to time. Upon the adoption of the 2013-2014 LTIP and the 2014-2015 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). A portion of these Initial Equity Grants are subject to time vesting requirements and a portion are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.
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
The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $1,084 and $3,368 for the three and six months ended December 31, 2013, respectively. There was $1,602 and $3,437 of expense recorded for the three and six months ended December 31, 2012, respectively, related to these plans.

13.    INVESTMENTS AND JOINT VENTURES
Equity method investments
At December 31, 2013, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting. The carrying value of our investment of $29,744 is included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” Additionally, our previously provided advances to HPP of $6,022 were repaid to us during the six months ended December 31, 2013.
At December 31, 2013, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the

Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $1,841 are included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.
Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 328,000 of its YHS shares during the three months ended December 31, 2013 which resulted in a $234 gain on the sale. The remaining shares held at December 31, 2013 totaled 5,043,738. The fair value of these shares held was $9,744 (cost basis of $6,288) at December 31, 2013 and $11,237 (cost basis of $6,696) at June 30, 2013 and is included in “Investments and joint ventures,” with the related unrealized gain, net of tax, included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$28,501	—	$28,501	—
Forward foreign currency contracts	967	—	967	—
Available for sale securities	9,744	$9,744	—	—
	$39,212	$9,744	$29,468	—
Liabilities:
Forward foreign currency contracts	$80	—	$80	—
Contingent consideration, of which $10,771 is noncurrent	21,909	—	—	$21,909
Total	$21,989	—	$80	$21,909

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,200	—	$6,200	—
Forward foreign currency contracts	1,066	—	1,066	—
Available for sale securities	11,237	$11,237	—	—
	$18,503	$11,237	$7,266	—
Liabilities:
Contingent consideration, of which $12,531 is noncurrent	$22,814	—	—	$22,814
Total	$22,814	—	—	$22,814
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
In connection with the acquisitions of BluePrint in December 2012, Cully & Sully in April 2012 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the second quarter of fiscal 2014, the Company’s reassessment resulted in a net reduction of expense of $1,781. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities (weighted average discount rate of 4.0% for the outstanding liabilities as of December 31, 2013). Although we believe our assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.
The following table summarizes the Level 3 activity:

Six Months Ended December 31, 2013
Balance as of June 30, 2013	$22,814
Contingent consideration adjustment and accretion of interest expense, net	(1,303)
Translation adjustment	398
Balance as of December 31, 2013	$21,909
There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2013 or 2012.
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
The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at December 31, 2013 were $32,228 and $887 of net assets. There were $29,916 of notional amount and $1,066 of net assets of foreign exchange derivative contracts outstanding at June 30, 2013. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 12 months.
The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the six months ended December 31, 2013 and 2012, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the six months ended December 31, 2013 and 2012.

15.    COMMITMENTS AND CONTINGENCIES

On May 11, 2011, Rosminah Brown, on behalf of herself and all other similarly situated individuals, as well as a non-profit organization, filed a putative class action in the Superior Court of California, Alameda County against the Company. The complaint alleged that the labels of certain Avalon Organics® brand and JASON® brand personal care products used prior to the Company’s implementation of ANSI/NSF-305 certification in mid-2011 violated certain California statutes. Defendants removed the case to the United States District Court for the Northern District of California. The action was consolidated with a subsequently-filed putative class action containing substantially identical allegations concerning only the JASON® brand personal care products. The consolidated actions seek an award for damages, injunctive relief, costs, expenses and attorneys’ fees. These consolidated lawsuits are currently at the discovery phase. The Company intends to defend this lawsuit vigorously and believes that the plaintiffs’ claims are without merit.

In addition the litigation described above, the Company may be a party to a number of legal actions, proceedings, audits, tax audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company’s cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company’s management believes that the outcome of such actions, proceedings, audits, claims and disputes will not have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, cash flows or liquidity.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net Sales:
United States	$327,725	$280,415	$639,720	$533,062
United Kingdom	146,051	120,167	260,046	178,115
Rest of World	61,103	54,737	112,597	103,949
	$534,879	$455,319	$1,012,363	$815,126

Operating Income:
United States	$56,510	$47,582	$102,876	$84,099
United Kingdom	12,001	12,076	13,912	11,050
Rest of World	3,996	4,268	6,910	8,674
	$72,507	$63,926	$123,698	$103,823
Corporate and other (1)	(8,194)	(12,682)	(19,613)	(20,303)
	$64,313	$51,244	$104,085	$83,520

(1)
For the three months ended December 31, 2013 and 2012, Corporate and other includes a net reduction of expense of $18 (of which $102 of expense is recorded in cost of sales) and expenses of $3,775, respectively, for acquisition related expenses (credits), restructuring and integration charges. Such expenses for the six months ended December 31, 2013 and 2012 were $3,003 (of which $827 is recorded in cost of sales) and $4,416, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	December 31, 2013	June 30, 2013
United States	$140,152	$149,240
Canada	9,882	10,057
United Kingdom	146,678	122,620
Europe	28,403	27,064
	$325,115	$308,981

17.    SUBSEQUENT EVENTS
On January 13, 2014, the Company acquired Tilda Limited (“Tilda”), a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the brand names Tilda®, Akash® and Abu Shmagh® to consumers in over 40 countries, principally in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. Tilda generated approximately $190,000 in net sales in calendar year 2013. Consideration in the transaction consisted of cash totaling £107,000 (approximately $176,325 at the transaction date exchange rate), which is subject to certain adjustments, 1,646,173 shares of the Company’s common stock valued at $150,641 and a Vendor Loan Note for £20,000 issued by the Company which is payable within one year following completion of the acquisition either in cash or Company shares at the Company’s option. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility.

On February 6, 2014, the Company completed the sale of the Grains Noirs business in Europe. The disposal does not significantly impact the Company’s consolidated financial statements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the December 31, 2013 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company’s private-label chilled ready meals (the “CRM business”) and sandwich businesses, including the Daily BreadTM brand name, in the United Kingdom, are classified as discontinued operations for all periods presented.

Overview
We manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in several organic and natural products categories, with an extensive portfolio of well-known brands. Our operations are primarily managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. Our business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market retailers, e-tailers, food service channels and club stores. We manufacture domestically and internationally and our products are sold in more than 50 countries.
We have acquired numerous brands since our formation and our goal is to continue to grow both organically as well as through the acquisition of complementary brands. We consider the acquisition of organic and natural food and personal care products companies or product lines an integral part of our business strategy. We also seek to broaden the distribution of our key brands across all sales channels and geographies. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic and timely introductions of new products that complement and provide innovation to existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthier Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.
The global economic environment remains challenging. With the recent acquisitions we have made, a larger proportion of our sales take place outside of the United States. A deterioration in economic conditions in the areas in which we operate may have an adverse impact on our sales volumes and profitability. Our future success will depend in part on our ability to manage continued global economic or political uncertainty, particularly in our significant geographic markets. Generally, energy and commodity prices continue to be volatile, and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.
As a consumer products company, we rely on continued demand for our brands and products. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions and wage and employment levels. In the United States, our use of promotional allowances and programs, expanded distribution and introduction of innovative new products has helped to increase consumer consumption of our brands in recent years. In the United Kingdom, our recent acquisition of the UK Ambient Grocery Brands provides us with the opportunity to introduce more of our existing brands into this market. We have also begun to introduce a number of new products under these brands, broadening our UK portfolio. In addition, the acquisition of Tilda Limited (“Tilda”) (see Recent Developments below) expands our worldwide product portfolio into the premium Basmati rice category along with other specialty rice products. We plan to grow the Tilda brand further using our existing distribution platform in the United States, Canada and Europe with Basmati and ready-to-heat rice product offerings. Additionally, Tilda’s existing markets in the Middle East, Northern Africa and India provide us with the opportunity for expansion of our global brands into new markets.

Recent Developments

On January 13, 2014, the Company acquired Tilda, a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the brand names Tilda®, Akash® and Abu Shmagh® to consumers in over 40 countries, principally in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. Tilda generated approximately $190 million in net sales in calendar year 2013.

Consideration in the transaction consisted of cash totaling £107.0 million (approximately $176.3 million at the transaction date exchange rate), which is subject to certain adjustments, 1,646,173 shares of the Company’s common stock valued at $150.6 million and a Vendor Loan Note for £20 million issued by the Company which is payable within one year following completion of the acquisition either in cash or Company shares at the Company’s option. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2013

Consolidated Results

Net Sales
Net sales for the three months ended December 31, 2013 were $534.9 million, an increase of $79.6 million, or 17.5%, from net sales of $455.3 million for the three months ended December 31, 2012. The sales increase primarily resulted from increases of $47.3 million in the United States and $25.9 million in the United Kingdom. Changes in prices and foreign currency exchange rates did not significantly impact consolidated net sales. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the three months ended December 31, 2013 was $143.1 million as compared to gross profit of $130.8 million in last year’s quarter. Gross margin for the three months ended December 31, 2013 was 26.7% of net sales compared to 28.7% of net sales in the prior year quarter. The change in gross margin percentage resulted from a change in the mix of product sales, increased input costs and increased costs associated with start-up activities in certain of our factories in Europe and the United Kingdom.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $75.2 million, an increase of $2.3 million, or 3.2%, in the three months ended December 31, 2013 from $72.9 million in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. Selling, general and administrative expenses as a percentage of net sales was 14.1% in the three months ended December 31, 2013 and 16.0% in the prior year quarter, a decrease of 190 basis points primarily attributable to achieving additional operating leverage on our SG&A infrastructure as a result of higher sales volume.

Amortization of acquired intangibles
Amortization of acquired intangibles was $3.6 million, an increase of $0.8 million, or 28.4%, in the three months ended December 31, 2013 from $2.8 million in the prior year quarter. The increase is due to the Company’s prior year acquisitions, which were either completed during or subsequent to the second quarter of the prior fiscal year.

Acquisition Related Expenses, Restructuring and Integration Charges
We incurred acquisition, restructuring and integration related expenses totaling $1.7 million in the three months ended December 31, 2013, which are primarily related to professional fees associated with our recently completed acquisitions as well as charges related to the ongoing restructuring and integration activities of certain functions in the United Kingdom and Europe. These expenses were offset by a net reduction in expense of $1.8 million related to the adjustment of the carrying value of our liability for contingent consideration related to previously completed acquisitions.
We incurred acquisition related expenses aggregating $3.8 million for the three months ended December 31, 2012, which were primarily related to the acquisitions of the UK Ambient Grocery Brands and BluePrint, and to a lesser extent ongoing integration activities in the United Kingdom.

Operating Income
Operating income for the three months ended December 31, 2013 was $64.3 million, an increase of $13.1 million, or 25.5%, from $51.2 million in the three months ended December 31, 2012. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 12.0% in the second quarter of fiscal 2014 compared with 11.3% in the second quarter of fiscal 2013. The change in operating income percentage is attributable to the items described above.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $6.0 million and $3.3 million for the second quarters of fiscal 2014 and fiscal 2013, respectively. Net interest expense totaled $5.6 million for the second quarter of fiscal 2014, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in the second quarter of fiscal 2013 was $4.7 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the recent acquisitions. Other expenses, net, were $0.3 million for the second quarter of fiscal 2014 compared to a gain of $1.4 million for the comparable quarter of fiscal 2013. The net gain recorded in the prior period quarter is primarily due to realized gains on the forward purchases of British Pounds Sterling to fund the acquisition of the UK Ambient Grocery brands.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended December 31, 2013 and 2012 was $58.4 million and $47.9 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense and effective tax rate was $19.7 million and 33.8% in the second quarter of fiscal 2014, respectively, compared to $16.3 million and 34.0% in the comparable quarter of fiscal 2013, respectively. The effective tax rate in the second quarter of fiscal 2014 was lower than the prior year primarily due to the increased income in the United Kingdom resulting from our recent acquisitions and their lower tax rate jurisdiction, offset partially by an adjustment of the fair value of contingent consideration, a portion of which is not tax deductible.
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

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the three months ended December 31, 2013 was $1.5 million compared to $0.6 million for the three months ended December 31, 2012. In the current quarter, HHO recorded a nominal profit, while our share of the earnings of HPP increased to $1.5 million. Our share of the earnings of HPP for the three months ended December 31, 2012 was $1.2 million, which was offset by losses incurred by HHO from their infant formula business, which was discontinued in the fourth quarter of fiscal 2013.

Income From Continuing Operations
Income from continuing operations for the three months ended December 31, 2013 and 2012 was $40.1 million and $32.2 million, or $0.81 and $0.68 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the three months ended December 31, 2012 was $0.6 million. Net sales and operating loss reported within discontinued operations was $3.1 million and $0.7 million, respectively, during the three months ended December 31, 2012. As the sales of the businesses were completed in the prior fiscal year, there are no operating amounts reported as discontinued operations for the three months ended December 31, 2013. However, we recorded a gain on the sale of the CRM business of $1.1 million during the period as a result of the finalization of a working capital adjustment with the purchaser.

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the three months ended December 31, 2013 and 2012:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 12/31/13	$327,725	$146,051	$61,103	$—	$534,879
Net sales - Three months ended 12/31/12	$280,415	$120,167	$54,737	$—	$455,319
% change	16.9%	21.5%	11.6%		17.5%

Operating income - Three months ended 12/31/13	$56,510	$12,001	$3,996	$(8,194)	$64,313
Operating income - Three months ended 12/31/12	$47,582	$12,076	$4,268	$(12,682)	$51,244
% change	18.8%	(0.6)%	(6.4)%		25.5%

Operating income margin - Three months ended 12/31/13	17.2%	8.2%	6.5%		12.0%
Operating income margin - Three months ended 12/31/12	17.0%	10.0%	7.8%		11.3%

(1)
For the three months ended December 31, 2013 and 2012, Corporate and other includes a net reduction of expense of $18 (of which $102 of expense is recorded in cost of sales) and expenses of $3,775, respectively, for acquisition related expenses (credits), restructuring and integration charges.

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
Our net sales in the United States for the three months ended December 31, 2013 were $327.7 million, an increase of $47.3 million, or 16.9%, from net sales of $280.4 million for the three months ended December 31, 2012. The sales increase was due to the impact of the prior year acquisitions of BluePrint and Ella’s Kitchen, which accounted for approximately 54% of the increase, increased consumption and expanded distribution with growth from many of our brands, including Earth’s Best, Celestial Seasonings, Spectrum, MaraNatha, The Greek Gods, Garden of Eatin’, and Jason. Operating income in the United States in the three months ended December 31, 2013 was $56.5 million, an increase of $8.9 million, or 18.8%, from operating income of $47.6 million in the three months ended December 31, 2012. Operating income as a percentage of net sales in the United States increased to 17.2% from 17.0% during these periods. The improvements in operating margin primarily resulted from continued increased operating leverage of the expense base resulting from increased sales volume, offset partially by increases in promotional activity and costs of certain raw materials.
Our net sales in the United Kingdom for the three months ended December 31, 2013 were $146.1 million, an increase of $25.9 million, or 21.5%, from net sales of $120.2 million for the three months ended December 31, 2012. The sales increase was primarily a result of the acquisition of the UK Ambient Grocery Brands, which occurred during the second quarter of fiscal 2013 and accounted for approximately 77% of the increase. Operating income in the United Kingdom in the three months ended December 31, 2013 was $12.0 million, a nominal decrease of $0.1 million, from $12.1 million in comparable quarter of fiscal 2013. The decrease in operating income margin was primarily due to a change in product mix and production inefficiencies, including those associated with the start-up of new lines at the Company’s soup manufacturing facilities.

Our net sales in the Rest of World were $61.1 million for the three months ended December 31, 2013, an increase of $6.4 million, or 11.6%, from the comparable quarter of fiscal 2013. The increase resulted from increased sales in Europe and to a lesser extent in Canada. Unfavorable foreign currency exchange rates resulted in reduced sales in Canada of $1.8 million as compared to the prior quarter, which was offset partially by increased sales of $1.4 million in Europe resulting from favorable exchange rates. Operating income as a percentage of net sales decreased to 6.5% from 7.8% primarily due to production start-up costs in our non-dairy beverage factory in Europe.

SIX MONTHS ENDED DECEMBER 31, 2013

Consolidated Results

Net Sales
Net sales for the six months ended December 31, 2013 were $1.01 billion, an increase of $197.2 million, or 24.2%, from net sales of $815.1 million for the six months ended December 31, 2012. The sales increase primarily resulted from increases of $106.7 million in the United States and $81.9 million in the United Kingdom. Changes in prices and foreign currency exchange rates did not significantly impact consolidated net sales. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the six months ended December 31, 2013 was $262.2 million as compared to gross profit of $226.0 million in last year’s period. Gross margin for the six months ended December 31, 2013 was 25.9% of net sales compared to 27.7% of net sales in the prior year period. The change in gross margin percentage resulted from a change in the mix of product sales, including the mix of sales by operating segment, increased input costs and increased costs associated with start-up activities in certain of our factories in Europe and the United Kingdom. Sales made by the United Kingdom segment, which operates at lower relative gross margins, represented approximately 25.7% of consolidated sales as compared to 21.9% in the prior year period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $148.8 million, an increase of $16.3 million, or 12.3%, in the six months ended December 31, 2013 from $132.6 million in last year’s period. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. Selling, general and administrative expenses as a percentage of net sales was 14.7% in the six months ended December 31, 2013 and 16.3% in the prior year period, a decrease of 160 basis points primarily related to the inclusion of the UK Ambient Grocery Brands in the current period which, along with the Daniels business, operates with lower relative expenses. Additionally, the decrease was attributable to achieving additional operating leverage on our SG&A infrastructure as a result of higher sales volume.

Amortization of acquired intangibles
Amortization of acquired intangibles was $7.1 million, an increase of $1.6 million, or 30.0%, in the six months ended December 31, 2013 from $5.5 million in the prior year period. The increase is due to the Company’s prior year acquisitions, which were either completed during or subsequent to the second quarter of the prior fiscal year.

Acquisition Related Expenses, Restructuring and Integration Charges
We incurred acquisition, restructuring and integration related expenses aggregating $4.0 million in the six months ended December 31, 2013, which are primarily related to professional fees associated with our recently completed acquisitions as well as charges related to the ongoing restructuring and integration activities of certain functions in the United Kingdom and Europe, and to a lesser extent in the United States. These expenses were offset by a net reduction in expense of $1.8 million related to the adjustment of the carrying value of our liability for contingent consideration related to previously completed acquisitions.
We incurred acquisition related expenses aggregating $4.4 million for the six months ended December 31, 2012, which were primarily related to the acquisition of the UK Ambient Grocery Brands and BluePrint, and to a lesser extent ongoing integration activities int he United Kingdom.

Operating Income
Operating income for the six months ended December 31, 2013 was $104.1 million, an increase of $20.6 million, or 24.6%, from $83.5 million in the six months ended December 31, 2012. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.3% in the first six months of fiscal 2014 compared with 10.2% in the first six months of fiscal 2013. The change in operating income percentage is attributable to the items described above.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $9.9 million and $7.2 million for the six months ended December 31, 2013 and 2012, respectively. Net interest expense totaled $11.2 million for the first six months of fiscal 2014, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in the first six months of fiscal 2013 was $8.7 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the recent acquisitions. Other expenses, net, was a gain of $1.3 million for the first six months of fiscal 2014 compared to a gain of $1.6 million for the comparable period of fiscal 2013. The net gain recorded in the current period is primarily due to unrealized foreign currency gains associated with the remeasurement of foreign currency denominated intercompany balances, while in the prior period was primarily due to realized gains on the forward purchases of British Pounds Sterling to fund the acquisition of the UK Ambient Grocery brands.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the six months ended December 31, 2013 and 2012 was $94.2 million and $76.3 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense and effective tax rate was $28.5 million and 30.3% in the first six months of fiscal 2014, respectively, compared to $24.2 million and 31.7% in the comparable period of fiscal 2013, respectively. The effective tax rate in the first six months of fiscal 2014 was lower than the prior year primarily as a result of a reduction in the carrying value of net deferred tax liabilities of $3,777 resulting from further reductions in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. This was partially offset by an increase in the reserve for unrecognized tax benefits of $550 relating to an additional estimated liability associated with the ongoing IRS audit as well as an adjustment of the fair value of contingent consideration, a portion of which is not tax deductible.
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

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the six months ended December 31, 2013 was $2.0 million compared to a loss of $0.1 million for the six months ended December 31, 2012. In the current period, HHO recorded a nominal profit, while our share of the earnings of HPP increased to $2.0 million. The loss recorded in the prior year period was primarily related to losses incurred by HHO from their infant formula business, which was discontinued in the fourth quarter of fiscal 2013, and which more than offset our share of the earnings of HPP of $1.1 million.

Income From Continuing Operations
Income from continuing operations for the six months ended December 31, 2013 and 2012 was $67.7 million and $52.0 million, or $1.38 and $1.11 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the six months ended December 31, 2012 was $4.0 million. Net sales and operating loss reported within discontinued operations was $15.3 million and $1.2 million, respectively, during the six months ended December 31, 2012. We recorded a loss on the sale of the CRM business of $3.1 million during this period. As the sales of the businesses were completed in the prior fiscal year, there are no operating amounts reported as discontinued operations for the six months ended December 31, 2013. However, we recorded a gain on the sale of the CRM business of $1.1 million during the period as a result of the finalization of a working capital adjustment with the purchaser.

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the six months ended December 31, 2013 and 2012:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - Six months ended 12/31/13	$639,720	$260,046	$112,597	$—	$1,012,363
Net sales - Six months ended 12/31/12	$533,062	$178,115	$103,949	$—	$815,126
% change	20.0%	46.0%	8.3%		24.2%

Operating income - Six months ended 12/31/13	$102,876	$13,912	$6,910	$(19,613)	$104,085
Operating income - Six months ended 12/31/12	$84,099	$11,050	$8,674	$(20,303)	$83,520
% change	22.3%	25.9%	(20.3)%		24.6%

Operating income margin - Six months ended 12/31/13	16.1%	5.3%	6.1%		10.3%
Operating income margin - Six months ended 12/31/12	15.8%	6.2%	8.3%		10.2%

(1)
For the six months ended December 31, 2013 and 2012, Corporate and other includes net expenses of $3,003 (of which $827 is recorded in cost of sales) and $4,416, respectively. for acquisition related expenses (credits), restructuring and integration charges.

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
Our net sales in the United States for the six months ended December 31, 2013 were $639.7 million, an increase of $106.7 million, or 20.0%, from net sales of $533.1 million for the six months ended December 31, 2012. The sales increase was directly related to the impact of the prior year acquisitions of BluePrint and Ella’s Kitchen, which accounted for approximately 49.0% of the increase, increased consumption and expanded distribution with growth from many of our brands, including Earth’s Best, Sensible Portions, Spectrum, MaraNatha, The Greek Gods, Celestial Seasonings, Imagine and Garden of Eatin’. Operating income in the United States in the six months ended December 31, 2013 was $102.9 million, an increase of $18.8 million, or 22.3%, from operating income of $84.1 million in the six months ended December 31, 2012. Operating income as a percentage of net sales in the United States increased to 16.1% from 15.8% during these periods. The improvements in operating margin primarily resulted from continued increased operating leverage of the expense base resulting from increased sales volume, offset partially by increases in promotional activity and costs of certain raw materials.
Our net sales in the United Kingdom for the six months ended December 31, 2013 were $260.0 million, an increase of $81.9 million, or 46.0%, from net sales of $178.1 million for the six months ended December 31, 2012. The sales increase was primarily a result of the acquisition of the UK Ambient Grocery Brands in the second quarter of fiscal 2013. Operating income in the United Kingdom in the six months ended December 31, 2013 was $13.9 million, an increase of $2.9 million, from $11.1 million in comparable period of fiscal 2013. The increase was due to the aforementioned acquisition, as well as the elimination of certain product lines that did not meet the Company’s current profit targets. The decrease in operating income margin was primarily due to a change in product mix and production inefficiencies, including those associated with the start-up of new lines at the Company’s soup manufacturing facilities.
Our net sales in the Rest of World were $112.6 million for the six months ended December 31, 2013, an increase of $8.6 million, or 8.3%, from the comparable period of fiscal 2013. The increase was primarily the result of increased sales in Europe and to a lesser extent in Canada. Unfavorable foreign currency exchange rates resulted in reduced sales in Canada of $3.0 million as compared to the prior year period, which was offset partially by increased sales of $2.8 million in Europe resulting from favorable exchange rates. Operating income as a percentage of net sales decreased to 6.1% from 8.3% primarily due to production start-up costs in our non-dairy beverage factory in Europe.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance was $67.5 million at December 31, 2013, an increase of $26.3 million from June 30, 2013. Our working capital was $372.4 million at December 31, 2013, an increase of $71.3 million from $301.0 million at the end of fiscal 2013. The increase was due principally to the increase in cash and increases of $18.7 million and $12.8 million in accounts receivable and inventories, respectively, as well as a reduction in our short-term borrowings of $12.3 million.
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
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2013, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,
(amounts in thousands)	2013	2012
Cash flows provided by (used in):
Operating activities	$73,488	$61,182
Investing activities	(13,660)	(301,064)
Financing activities	(33,519)	253,051
Exchange rate changes	(39)	(493)
Net increase in cash	$26,270	$12,676

Net cash provided by operating activities was $73.5 million for the six months ended December 31, 2013, compared to $61.2 million provided in the six months ended December 31, 2012. The increase in cash provided by operations resulted from a $18.5 million increase in net income and other non-cash items, offset partially by a $6.2 million net decrease due to changes in our working capital.
In the six months ended December 31, 2013, we used $13.7 million of cash in investing activities. We used $20.8 million for capital expenditures as discussed further below, which was partially offset by $6.0 million received during the period in payment of the loan we previously made to Hain Pure Protein. We used cash in investing activities of $301.1 million during the six months ended December 31, 2012, which included $290.9 million for the acquisitions of the UK Ambient Grocery Brands and BluePrint and $24.9 million of capital expenditures, offset partially by $13.6 million of proceeds from the sale of the CRM business.
Net cash of $33.5 million was used in financing activities for the six months ended December 31, 2013, which was primarily used for net repayments of $40.5 million of borrowings under our Credit Agreement and other short-term arrangements, as well as purchases of treasury shares of $10.0 million to satisfy employee payroll tax withholdings. These were offset by proceeds received from the exercise of stock options of $5.6 million and related excess tax benefits totaling $11.5 million. During the six months ended December 31, 2012, net cash of $253.1 million was provided by financing activities, which was primarily related to net borrowings of $244.9 million under our Credit Agreement for the purchase of the UK Ambient Grocery Brands and BluePrint.
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

	Six Months Ended December 31,		Trailing Twelve Months Ended December 31,
(amounts in thousands)	2013	2012	2013	2012
Cash flow provided by operating activities	$73,488	$61,182	$133,268	$145,229
Purchase of property, plant and equipment	(20,822)	(24,903)	(68,768)	(38,479)
Operating free cash flow	$52,666	$36,279	$64,500	$106,750

Our operating free cash flow was $52.7 million for the six month period ended December 31, 2013, an increase of $16.4 million from the six month period ended December 31, 2012. The increase in our operating free cash flow primarily resulted from the increase in our net income. Our recent capital expenditures, which during the trailing twelve months ended December 31, 2013 totaled $68.8 million, principally relate to the acquisition of equipment for a new non-dairy production facility in Europe, the expansion of certain of our production facilities in the United Kingdom to accommodate new products and increased volume, such as chilled desserts and soup, a new snacks factory and expanded capacity for our existing nut butter factory in the United States and the relocation to our new worldwide headquarters. We expect that our capital spending for fiscal 2014 will be approximately $35 million, which will include completion of the prior year projects as well as improvement and expansion of certain of our current manufacturing facilities in the United States.
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2013 and 2012, $150.0 million of the senior notes was outstanding.
We also have a credit agreement which provides us with a $850 million revolving credit facility (the “Credit Agreement”) which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of December 31, 2013 and June 30, 2013, there were $477.5 million and $503.4 million of borrowings outstanding, respectively, under the Credit Agreement.
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
We believe that our cash on hand of $67.5 million at December 31, 2013, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2014 capital expenditures and the other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements
At December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Quarterly fluctuations in our sales volume, operating results and cash flows are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume, operating results and cash flows due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our sales or operating results in any quarter in a fiscal year as indicators for other quarters in that fiscal year.

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

Note Regarding Forward Looking Information
Certain statements contained in this Quarterly Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “seek”, “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) our intention to grow organically and through acquisitions; (ii) increasing distribution of our brands; (iii) the integration of our brands and the resulting impact thereof; (iv) the introduction of new products; (v) our long term strategy for sustainable growth; (vi) the economic environment; (vii) higher input costs; (viii) measures taken to address challenging economic conditions, higher input costs and inflation; (ix) the integration of acquisitions and the opportunities for growth related thereto; (x) our tax rate; (xi) the repatriation of foreign cash balances; (xii) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xiii) our capital spending for fiscal year 2014; (xiv) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for the next twelve months; (xv) seasonality; (xvi) inflation; and (xvii) legal proceedings. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•	our ability to effectively integrate our acquisitions;

•	our ability to successfully consummate any proposed divestitures;

•	the effects on our results of operations from the impacts of foreign exchange;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing customers and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	risks associated with international sales and operations;

•	changes in fuel, raw material and commodity costs;

•	changes in, or the failure to comply with, government regulations;

•	the availability of organic and natural ingredients;

•	the loss of one or more of our manufacturing facilities;

•	our ability to use our trademarks;

•	reputational damage;

•	product liability;

•	seasonality;

•	litigation;

•	the Company’s reliance on its information technology systems; and

•	the other risk factors described in Item 1A above.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the six months ended December 31, 2013 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On May 11, 2011, Rosminah Brown, on behalf of herself and all other similarly situated individuals, as well as a non-profit organization, filed a putative class action in the Superior Court of California, Alameda County against the Company. The complaint alleged that the labels of certain Avalon Organics® brand and JASON® brand personal care products used prior to the Company’s implementation of ANSI/NSF-305 certification in mid-2011 violated certain California statutes. Defendants removed the case to the United States District Court for the Northern District of California. The action was consolidated with a subsequently-filed putative class action containing substantially identical allegations concerning only the JASON® brand personal care products. The consolidated actions seek an award for damages, injunctive relief, costs, expenses and attorneys’ fees.
These consolidated lawsuits are currently at the discovery phase. The Company filed a motion for summary judgment, which was heard on February 6, 2014. The Company intends to defend this lawsuit vigorously and believes that the plaintiffs’ claims are without merit.
In addition the litigation described above, the Company is a defendant in lawsuits from time to time in the normal course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes the reasonably possible losses of such matters, individually and in the aggregate, are not material. Additionally, the Company believes the probable final outcome of such matters will not have a material adverse effect on the Company’s consolidated results of operations, financial position, cash flows or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
October 2013	672	(1)	$79.45	—	—
November 2013	71,281	(1)	$84.27	—	—
December 2013	—		—	—	—
Total	71,953		$84.23	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

Exhibit Number	Description

10.1
The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2013).

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

101(a)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

(a) - Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	February 10, 2014	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	February 10, 2014	/s/ STEPHEN J. SMITH
Stephen J. Smith, Executive Vice President and Chief Financial Officer