Form 10-Q
period 2014-03-31
HAIN CELESTIAL GROUP INC
filed 2014-05-12
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of May 5, 2014 there were 50,114,553 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND JUNE 30, 2013
(In thousands, except share amounts)

	March 31, 2014	June 30, 2013
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$101,422	$41,263
Accounts receivable, less allowance for doubtful accounts of $2,714 and $2,564	302,078	233,641
Inventories	299,464	250,175
Deferred income taxes	17,620	17,716
Prepaid expenses and other current assets	44,601	32,377
Total current assets	765,185	575,172
Property, plant and equipment, net	298,897	235,841
Goodwill	1,096,525	876,106
Trademarks and other intangible assets, net	609,492	498,235
Investments and joint ventures	39,367	46,799
Other assets	28,586	26,341
Total assets	$2,838,052	$2,258,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217,746	$184,996
Accrued expenses and other current liabilities	90,223	76,657
Current portion of long-term debt	82,395	12,477
Total current liabilities	390,364	274,130
Long-term debt, less current portion	750,331	653,464
Deferred income taxes	134,921	114,395
Other noncurrent liabilities	13,014	14,950
Total liabilities	1,288,630	1,056,939
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 51,433,850 and 49,026,263 shares	514	490
Additional paid-in capital	957,070	768,774
Retained earnings	593,894	489,767
Accumulated other comprehensive income	38,034	(27,251)
	1,589,512	1,231,780
Less: 1,453,041 and 1,336,036 shares of treasury stock, at cost	(40,090)	(30,225)
Total stockholders’ equity	1,549,422	1,201,555
Total liabilities and stockholders’ equity	$2,838,052	$2,258,494

Note: The balance sheet at June 30, 2013 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net sales	$557,420	$456,087	$1,569,783	$1,271,213
Cost of sales	404,627	329,924	1,154,790	919,075
Gross profit	152,793	126,163	414,993	352,138
Selling, general and administrative expenses	78,268	70,087	227,092	202,652
Amortization of acquired intangibles	4,133	3,161	11,248	8,635
Acquisition related expenses, restructuring and integration charges, net	6,763	1,856	8,939	6,272
Operating income	63,629	51,059	167,714	134,579
Interest and other expenses, net	5,946	7,913	15,839	15,100
Income before income taxes and equity in earnings of equity-method investees	57,683	43,146	151,875	119,479
Provision for income taxes	19,748	1,610	48,247	25,770
Equity in net income of equity-method investees	(83)	(293)	(2,128)	(151)
Income from continuing operations	38,018	41,829	105,756	93,860
Loss from discontinued operations, net of tax	(2,777)	(1,114)	(1,629)	(5,137)
Net income	$35,241	$40,715	$104,127	$88,723

Basic net income/(loss) per common share:
From continuing operations	$0.77	$0.90	$2.18	$2.05
From discontinued operations	(0.06)	(0.02)	(0.03)	(0.11)
Net income per common share - basic	$0.71	$0.88	$2.15	$1.94

Diluted net income/(loss) per common share:
From continuing operations	$0.75	$0.87	$2.13	$1.99
From discontinued operations	(0.06)	(0.02)	(0.03)	(0.11)
Net income per common share - diluted	$0.69	$0.85	$2.10	$1.88

Shares used in the calculation of net income per common share:
Basic	49,695	46,508	48,473	45,822
Diluted	50,751	47,821	49,623	47,248
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)

	Three Months Ended
	March 31, 2014			March 31, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$35,241			$40,715

Other comprehensive income (loss):
Foreign currency translation adjustments	$6,390	$1,132	7,522	$(37,949)	$607	(37,342)
Change in deferred gains/(losses) on cash flow hedging instruments	262	(64)	198	479	(36)	443
Change in unrealized gain on available for sale investment	(929)	286	(643)	(210)	82	(128)
Total other comprehensive income	$5,723	$1,354	$7,077	$(37,680)	$653	$(37,027)

Total comprehensive income			$42,318			$3,688

	Nine Months Ended
	March 31, 2014			March 31, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$104,127			$88,723

Other comprehensive income (loss):
Foreign currency translation adjustments	$65,055	$1,478	66,533	$(22,654)	$(27)	(22,681)
Change in deferred gains/(losses) on cash flow hedging instruments	82	(21)	61	(79)	21	(58)
Change in unrealized gain on available for sale investment	(2,013)	704	(1,309)	5,534	(2,180)	3,354
Total other comprehensive income	$63,124	$2,161	$65,285	$(17,199)	$(2,186)	$(19,385)

Total comprehensive income			$169,412			$69,338

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2014
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2013	49,026,263	$490	$768,774	$489,767	1,336,036	$(30,225)	$(27,251)	$1,201,555
Net income				104,127				104,127
Change in accumulated other comprehensive income							65,285	65,285
Issuance of common stock pursuant to compensation plans	761,414	8	14,810		(6,332)	156		14,974
Issuance of common stock in connection with acquisitions	1,646,173	16	148,337					148,353
Stock based compensation income tax effects			15,493					15,493
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					123,337	(10,021)		(10,021)
Stock based compensation charge			9,656					9,656
Balance at March 31, 2014	51,433,850	$514	$957,070	$593,894	1,453,041	$(40,090)	$38,034	$1,549,422

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,127	$88,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,597	26,819
Deferred income taxes	(2,573)	(5,114)
Equity in net (income) loss of equity-method investees	(2,128)	(151)
Stock based compensation	9,656	9,837
Tax benefit from stock based compensation	1,366	927
Contingent consideration adjustments, net	(1,379)	—
(Gain) loss on sale of business	1,629	4,200
Other non-cash items, net	(437)	714
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(18,326)	(66,786)
Inventories	(4,986)	(28,642)
Other current assets	(573)	(14,166)
Other assets and liabilities	(3,007)	(7,327)
Accounts payable and accrued expenses	4,315	58,830
Net cash provided by operating activities	122,281	67,864
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired and related purchase price settlements	(121,499)	(290,515)
Proceeds from sale of business, net	—	13,021
Purchases of property and equipment	(30,724)	(49,021)
Repayments from equity-method investees, net	6,038	3,105
Proceeds from sale of investment	2,201	—
Net cash used in investing activities	(143,984)	(323,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	7,203	6,542
Borrowings under bank revolving credit facility, net	91,424	230,218
(Repayments) borrowings of other debt, net	(22,126)	14,480
Excess tax benefits from stock based compensation	14,130	8,254
Shares withheld for payment of employee payroll taxes	(10,021)	(8,429)
Net cash (used in) provided by financing activities	80,610	251,065
Effect of exchange rate changes on cash	1,252	1,803
Net increase in cash and cash equivalents	60,159	(2,678)
Cash and cash equivalents at beginning of period	41,263	29,895
Cash and cash equivalents at end of period	$101,422	$27,217
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

2.    BASIS OF PRESENTATION
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2013 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. Please refer to the footnotes to our consolidated financial statements as of June 30, 2013 and for the fiscal year then ended included in our Annual Report on Form 10-K for information not included in these condensed footnotes.
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

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$38,018	$41,829	$105,756	$93,860
Income/(loss) from discontinued operations, net of tax	(2,777)	(1,114)	(1,629)	(5,137)
Net income	$35,241	$40,715	$104,127	$88,723

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	49,695	46,508	48,473	45,822
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,056	1,313	1,150	1,426
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	50,751	47,821	49,623	47,248

Basic net income per common share:
From continuing operations	$0.77	$0.90	$2.18	$2.05
From discontinued operations	(0.06)	(0.02)	(0.03)	(0.11)
Net income per common share - basic	$0.71	$0.88	$2.15	$1.94

Diluted net income per common share:
From continuing operations	$0.75	$0.87	$2.13	$1.99
From discontinued operations	(0.06)	(0.02)	(0.03)	(0.11)
Net income per common share - diluted	$0.69	$0.85	$2.10	$1.88

Note: The sum of our quarterly net income per share amounts may not equal the year-to-date amounts, as presented, due to rounding.

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards. The Company used income from continuing operations as the control number in determining whether potential common shares were dilutive or anti-dilutive. The same number of potential common shares used in computing the diluted per share amount from continuing operations was also used in computing the diluted per share amounts from discontinued operations even if those amounts were anti-dilutive.

Restricted stock awards totaling 137,340 were excluded from our diluted earnings per share calculations for the three and nine months ended March 31, 2014 as such awards are contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods. There were 350,000 such awards excluded from our diluted earnings per share calculations for the three and nine months ended March 31, 2013.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges, net” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $5,747 and $6,995 were expensed in the three and nine months ended March 31, 2014, respectively, and $3,854 was expensed in the nine months ended March 31, 2013 (none of which were incurred in the three months ended March 31, 2013). The expenses incurred during the first nine months of fiscal 2014 primarily relate to professional fees and stamp duty tax associated with our acquisition of Tilda and during the first nine months of fiscal 2013 primarily relate to professional fees associated with the acquisition of the UK Ambient Grocery Brands and BluePrint (as discussed below). Additionally, during the nine months ended March 31, 2014, a net reduction of acquisition related expenses of $1,936 was recorded related to adjustments to the fair value of contingent consideration liabilities (See Note 14).

Fiscal 2014

On January 13, 2014, we acquired Tilda Limited (“Tilda”), a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the brand names Tilda®, Akash® and Abu Shmagh® to consumers in over 40 countries, principally in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. Consideration in the transaction consisted of cash totaling £73,355 (approximately $120,881 at the transaction date exchange rate), which remains subject to certain adjustments, 1,646,173 shares of the Company’s common stock valued at $148,353 and deferred consideration (the “Vendor Loan Note”) for £20,000 issued by the Company which is payable within one year following completion of the acquisition, with a portion being payable in Company shares at the Company’s option. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility. Since the date of acquisition, net sales of $44,518 and income before income taxes from continuing operations of $5,607 were included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2014.
The following table summarizes the preliminary purchase price allocation for the Tilda acquisition:

Purchase price:
Cash paid	$120,881
Equity issued	148,353
Vendor Loan Note	32,958
$302,192
Allocation:
Receivables	$47,433
Inventories	40,415
Property, plant and equipment	40,004
Identifiable intangible assets	120,297
Assumed liabilities	(92,657)
Deferred income taxes	(26,018)
Goodwill	172,718
$302,192

The purchase price allocation for Tilda is based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocations.

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $31,310 with an estimated useful life of 15 years, and trade names valued at $88,987 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business’ products and expand sales of existing products into new regions. The goodwill recorded is not expected to be deductible for tax purposes.

The results of operations of Tilda have been included in our consolidated results from the date of acquisition (January 13, 2014). The following table provides unaudited pro forma results of continuing operations for the three and nine months ended March 31, 2014 and 2013, as if the acquisition of Tilda had been completed at the beginning of fiscal year 2013. Additionally, the information presented below does not include the results of operations of our fiscal 2013 acquisitions during the period prior to the date of our respective acquisition. The information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net sales from continuing operations	$563,316	$503,380	$1,674,258	$1,398,997
Net income from continuing operations	$42,924	$47,234	$113,696	$103,635
Net income per common share from continuing operations - diluted	$0.84	$0.95	$2.24	$2.12
This information has not been adjusted to reflect any changes in the operations of the business subsequent to its acquisition by us. Changes in operations of the acquired business includes, but are not limited to, discontinuation of products and/or SKUs, integration of systems and personnel, changes in trade practices, application of our credit policies, changes in manufacturing processes or locations, and changes in marketing and advertising programs. Had any of these changes been implemented by the former management of the business acquired prior to acquisition by us, the net sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided. In management’s opinion, these unaudited pro forma results of operations are not intended to represent or to be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies under our management.

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

The following table provides unaudited pro forma results of continuing operations for the nine months ended March 31, 2013, as if only the fiscal 2013 acquisitions that were completed in that period (BluePrint and the UK Ambient Grocery Brands) had been completed at the beginning of fiscal year 2013. Pro forma information for the three months ended March 31, 2013 is not presented as there were no acquisitions completed during that period. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

Nine Months Ended March 31, 2013
Net sales from continuing operations	$1,365,737
Net income from continuing operations	$108,796
Net income per common share from continuing operations - diluted	$2.28
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

5.    DISCONTINUED OPERATIONS

On February 6, 2014, the Company completed the sale of the Grains Noirs business in Europe. As result of the sale, a loss on disposal of $2,777 was recorded during the third quarter ended March 31, 2014. The operating results of Grains Noirs were not material to the Company’s consolidated financial statements.

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

Amounts included in discontinued operations were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net sales	$—	$—	$—	$15,313
Operating loss	$—	$—	$—	$(1,176)
Loss on sale of business, net of tax (1)	$(2,777)	$(1,114)	$(1,629)	$(4,200)
Income/(loss) from discontinued operations, net of tax	$(2,777)	$(1,114)	$(1,629)	$(5,137)

(1) The loss on sale of business for the nine months ended March 31, 2014 includes a $2,777 loss related to the Grains Noirs disposal, offset partially by a $1,148 gain related to the finalization of a working capital adjustment on the sale of the CRM business.

6.    INVENTORIES
Inventories consisted of the following:

	March 31, 2014	June 30, 2013
Finished goods	$177,843	$163,288
Raw materials, work-in-progress and packaging	121,621	86,887
	$299,464	$250,175

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	March 31, 2014	June 30, 2013
Land	$33,413	$16,149
Buildings and improvements	72,868	61,480
Machinery and equipment	308,506	264,198
Furniture and fixtures	10,633	9,774
Leasehold improvements	19,624	17,760
Construction in progress	5,551	4,669
	450,595	374,030
Less: Accumulated depreciation and amortization	151,698	138,189
	$298,897	$235,841

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2014 were as follows:

	United States	United Kingdom	Rest of World	Total
Balance as of June 30, 2013 (a)	$574,558	$232,849	$68,699	$876,106
Acquisition activity	5,160	188,205	—	193,365
Translation and other adjustments, net	3,951	24,728	(1,625)	27,054
Balance as of March 31, 2014 (a)	$583,669	$445,782	$67,074	$1,096,525

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
Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At March 31, 2014, included in trademarks and other intangible assets on the balance sheet are $190,620 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2014	June 30, 2013
Non-amortized intangible assets:
Trademarks and tradenames	$466,536	$376,700
Amortized intangible assets:
Other intangibles	190,620	156,728
Less: accumulated amortization	(47,664)	(35,193)
Net carrying amount	$609,492	$498,235

Amortization expense included in continuing operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Amortization of intangible assets	$4,133	$3,212	$11,248	$8,789

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2014	2015	2016	2017	2018
Estimated amortization expense	$15,363	$16,307	$15,111	$14,680	$14,589
The weighted average remaining amortization period of amortized intangible assets is 14.4 years.

9.    DEBT AND BORROWINGS
Debt and borrowings consisted of the following:

	March 31, 2014	June 30, 2013
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	596,778	503,384
United Kingdom short-term borrowing arrangements	—	11,779
Tilda short-term borrowing arrangements	49,005	—
Vendor Loan Note (see note 4)	33,274	—
Other borrowings	3,669	778
	832,726	665,941
Short-term borrowings and current portion of long-term debt	82,395	12,477
	$750,331	$653,464
We have $150 million in aggregate principal amount of 10 year senior notes, which we issued in a private placement and become due May 2, 2016. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of March 31, 2014, $150,000 of the senior notes was outstanding.
Our Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with an $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined) of no more than 3.5 to 1.0, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the four full fiscal quarters following a permitted acquisition. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of March 31, 2014, there were $596,778 of borrowings outstanding under the Credit Agreement.
The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.00% per annum or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.00% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing line loans will bear interest at the Base Rate plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2014 was 1.7%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.35% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £37,000.  Outstanding borrowings are secured by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of 3.4% at March 31, 2014).

As of June 30, 2013, we maintained other short-term borrowing arrangements in the United Kingdom which were used to fund working capital and capital additions. Borrowings under this arrangement were repaid during the nine months ended March 31, 2014 and this facility is no longer in place.

10.    INCOME TAXES
The effective income tax rate from continuing operations was 34.2% and 3.7% for the three months ended March 31, 2014 and 2013, respectively, and 31.8% and 21.6% for the nine months ended March 31, 2014 and 2013, respectively. The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The effective tax rate for the three and nine months ended March 31, 2014 was higher than the comparable periods of the prior year primarily as a result of an income tax benefit of $13,186 recorded in the third quarter of the prior year related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries. Additionally, during the nine months ended March 31, 2014, we recorded a reduction in the carrying value of net deferred tax liabilities of $3,777 resulting from further reductions in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. This was partially offset by an increase in the reserve for unrecognized tax benefits of $550 relating to an additional liability associated with an IRS audit that has now concluded as well as adjustments to the fair value of contingent consideration, a portion of which is not tax deductible (See Note 14).
The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of the mix of taxable income by jurisdiction and state and local income taxes.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss):

	Foreign currency translation adjustments	Unrealized gain on available for sale investment	Deferred gains on cash flow hedging instruments	Total
Balance as of June 30, 2013	$(30,797)	$2,747	$799	$(27,251)

Other comprehensive income (loss) before reclassifications (1)	43,642	(174)	(455)	43,013
Amounts reclassified into (income) loss (2)	—	—	(99)	(99)
Net change in accumulated other comprehensive income (loss) for the three months ended September 30, 2013	43,642	(174)	(554)	42,914

Balance as of September 30, 2013	$12,845	$2,573	$245	$15,663

Other comprehensive income (loss) before reclassifications (1)	15,369	(349)	715	15,735
Amounts reclassified into (income) loss (2) (3)	—	(143)	(298)	(441)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2013	15,369	(492)	417	15,294

Balance as of December 31, 2013	$28,214	$2,081	$662	$30,957

Other comprehensive income (loss) before reclassifications (1)	7,522	(358)	587	7,751
Amounts reclassified into (income) loss (2) (3)	—	(285)	(389)	(674)
Net change in accumulated other comprehensive income (loss) for the three months ended March 31, 2014	7,522	(643)	198	7,077

Balance as of March 31, 2014	$35,736	$1,438	$860	$38,034

(1)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $11,485 for the three months ended September 30, 2013, $4,449 for the three months ended December 31, 2013 and $1,670 for the three months ended March 31, 2014.

(2)
Amounts reclassified into income for deferred gains on cash flow hedging instruments are recorded in cost of sales in the Condensed Consolidated Statement of Income and, before taxes, were $132 for the three months ended September 30, 2013, $396 for the three months ended December 31, 2013 and $525 for the three months ended March 31, 2014.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 13). Such amounts are recorded in “Interest and other expenses, net” in the Condensed Consolidated Statement of Income and were $234 before taxes for the three months ended December 31, 2013 and $468 for the three months ended March 31, 2014.

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

Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Compensation cost (included in selling, general and administrative expense)	$3,020	$3,236	$9,656	$9,837
Related income tax benefit	$1,144	$1,238	$3,690	$3,757
Stock Options
A summary of our stock option activity for the nine months ended March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2013	1,778,752	$18.88
Exercised	(433,158)	$16.63
Canceled and expired	(300)	$16.01
Options outstanding and exercisable at March 31, 2014	1,345,294	$19.62	2.3	$96,605

	Nine Months ended March 31,
	2014	2013
Intrinsic value of options exercised	$29,521	$16,999
Cash received from stock option exercises	$7,203	$6,542
Tax benefit recognized from stock option exercises	$11,484	$5,669

At March 31, 2014, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock
A summary of our restricted stock and restricted share units activity for the nine months ended March 31, 2014 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2013	773,568	$42.44
Granted	109,518	$82.62
Vested	(238,104)	$38.17
Forfeited	(10,795)	$49.81
Non-vested restricted stock and restricted share units at March 31, 2014	634,187	$50.91

	Nine Months Ended March 31,
	2014	2013
Fair value of restricted stock and restricted share units granted	$9,048	$25,606
Fair value of shares vested	$19,902	$16,441
Tax benefit recognized from restricted shares vesting	$7,534	$6,220

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
At March 31, 2014, $18,996 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.3 years.
Long-Term Incentive Plan
The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of two two-year performance-based long-term incentive plans (the “2013-2014 LTIP” and the “2014-2015 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over each two year period. Participants in the LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.
The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. Following the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the Amended and Restated 2002 Long Term Incentive and Stock Award Plan, as in effect and as amended from time to time. Upon the adoption of the 2013-2014 LTIP and the 2014-2015 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants are subject to time vesting requirements and a portion are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.
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
The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $2,790 and $6,158 for the three and nine months ended March 31, 2014, respectively. There was $1,473 and $4,910 of expense recorded for the three and nine months ended March 31, 2013, respectively, related to these plans.

13.    INVESTMENTS AND JOINT VENTURES
Equity method investments
At March 31, 2014, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting. The carrying value of our investment of $29,795 is included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” Additionally, our previously provided advances to HPP of $6,022 were repaid to us during the nine months ended March 31, 2014.
At March 31, 2014, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $1,848 are included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.
Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 1,203,000 of its YHS shares during the nine months ended March 31, 2014 which resulted in a pre-tax gain of $702 on the sales. The remaining shares held at March 31, 2014 totaled 4,168,738. The fair value of these shares held was $7,724 (cost basis of $5,197) at March 31, 2014 and $11,237 (cost basis of $6,696) at June 30, 2013 and is included in “Investments and joint ventures,” with the related unrealized gain, net of tax, included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$14,251	—	$14,251	—
Forward foreign currency contracts	1,253	—	1,253	—
Available for sale securities	7,724	$7,724	—	—
	$23,228	$7,724	$15,504	—
Liabilities:
Forward foreign currency contracts	$101	—	$101	—
Contingent consideration, of which $10,044 is noncurrent	21,827	—	—	$21,827
Total	$21,928	—	$101	$21,827

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,200	—	$6,200	—
Forward foreign currency contracts	1,066	—	1,066	—
Available for sale securities	11,237	$11,237	—	—
	$18,503	$11,237	$7,266	—
Liabilities:
Contingent consideration, of which $12,531 is noncurrent	$22,814	—	—	$22,814
Total	$22,814	—	—	$22,814
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
In connection with the acquisitions of BluePrint in December 2012, Cully & Sully in April 2012 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the nine months ended March 31, 2014, the Company’s reassessment resulted in a net reduction of expense of $1,936. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities (weighted average discount rate of 4.0% for the outstanding liabilities as of March 31, 2014). Although we believe our assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.
The following table summarizes the Level 3 activity:

Nine Months Ended March 31, 2014
Balance as of June 30, 2013	$22,814
Contingent consideration adjustment and accretion of interest expense, net	(1,379)
Translation adjustment	392
Balance as of March 31, 2014	$21,827
There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2014 or 2013.
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
The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at March 31, 2014 were $31,937 and $1,152 of net assets. There were $29,916 of notional amount and $1,066 of net assets of foreign exchange derivative contracts outstanding at June 30, 2013. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 12 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the nine months ended March 31, 2014 and 2013, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the nine months ended March 31, 2014 and 2013.

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

In addition to the litigation described above, the Company may be a party to a number of legal actions, proceedings, audits, tax audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company’s cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company’s management believes that the outcome of such actions, proceedings, audits, claims and disputes will not have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, cash flows or liquidity.

16.    SEGMENT INFORMATION
Our operations are managed by geography and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. The United States and the United Kingdom are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

Net sales and operating profit are the primary measures used by our Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. Our CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and other.” Corporate and other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses and restructuring charges are included in “Corporate and other.” Expenses that are managed centrally but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net Sales:
United States	$319,471	$277,582	$959,191	$810,644
United Kingdom	176,939	121,162	436,985	299,277
Rest of World	61,010	57,343	173,607	161,292
	$557,420	$456,087	$1,569,783	$1,271,213

Operating Income:
United States	$56,702	$51,260	$159,578	$135,359
United Kingdom	18,366	8,793	32,278	19,843
Rest of World	5,100	5,170	12,010	13,844
	$80,168	$65,223	$203,866	$169,046
Corporate and other (1)	(16,539)	(14,164)	(36,152)	(34,467)
	$63,629	$51,059	$167,714	$134,579

(1)
For the three months ended March 31, 2014 and 2013, Corporate and other includes acquisition related expenses, restructuring and integration charges of $6,882 and $4,585, respectively. Such expenses for the nine months ended March 31, 2014 and 2013 were $9,885 (which includes a net reduction in expense of $1,936 related to adjustments to the carrying amount of contingent consideration liabilities) and $9,001, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	March 31, 2014	June 30, 2013
United States	$137,866	$149,240
Canada	9,383	10,057
United Kingdom	191,665	122,620
Europe	27,936	27,064
	$366,850	$308,981

17.    SUBSEQUENT EVENTS

On April 28, 2014, the Company acquired Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc. (“Rudi’s”), a leading organic and gluten-free company with facilities in Boulder, Colorado. Under the Rudi’s Organic Bakery® and Rudi’s Gluten-Free Bakery brands, Rudi’s offers a range of approximately 60 products including USDA certified organic breads, buns, bagels, tortillas, wraps and soft pretzels and various gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing in the United States and Canada. In calendar year 2013, Rudi’s generated approximately $60,000 in net sales. Consideration in the transaction was approximately $62,108, consisting of cash totaling $50,940 (which remains subject to a working capital adjustment) and 133,744 shares of the Company’s common stock valued at $11,168.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2014 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company’s private-label chilled ready meals (the “CRM business”) and sandwich businesses, including the Daily BreadTM brand name, in the United Kingdom, are classified as discontinued operations for all periods presented.

Overview
We manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in several organic and natural products categories, with an extensive portfolio of well-known brands. Our operations are primarily managed by geography, and are comprised of four operating segments: United States, United Kingdom, Canada and Europe. Our business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales personnel, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market retailers, e-tailers, food service channels and club, drug and convenience stores. We manufacture domestically and internationally and our products are sold in more than 60 countries.
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
As a consumer products company, we rely on continued demand for our brands and products. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions and wage and employment levels. In the United States, our use of promotional allowances and programs, expanded distribution and introduction of innovative new products has helped to increase consumer consumption of our brands in recent years. In the United Kingdom, our recent acquisitions of Tilda and the UK Ambient Grocery Brands provides us with the opportunity to introduce more of our existing brands into this market. We have also begun to introduce a number of new products under these brands, broadening our UK portfolio. In addition, the Tilda acquisition expands our worldwide product portfolio into the premium Basmati rice category along with other specialty rice products. We plan to grow the Tilda brand further using our existing distribution platform in the United States, Canada and Europe with Basmati and ready-to-heat rice product offerings. Additionally, Tilda’s existing markets in the Middle East, Northern Africa and India provide us with the opportunity for expansion of our global brands into new markets.

Recent Developments

On January 13, 2014, we acquired Tilda Limited (“Tilda”), a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the brand names Tilda®, Akash® and Abu Shmagh® to consumers in over 40 countries, principally in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. Consideration in the transaction consisted of cash totaling £73.4 million (approximately $120.9 million at the transaction date exchange rate), which remains subject to certain adjustments, 1,646,173 shares of the Company’s common stock valued at $148.4 million and deferred consideration (the “Vendor Loan Note”) for £20.0 million issued by the Company which is payable within one year following completion of the acquisition, with a portion being payable in Company shares at the Company’s option. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility.

On February 6, 2014, the Company completed the sale of the Grains Noirs business in Europe. As result of the sale, a loss on disposal of $2.8 million was recorded during the third quarter ended March 31, 2014. The operating results of Grains Noirs were not material to the Company’s consolidated financial statements.

On April 28, 2014, the Company acquired Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc. (“Rudi’s”), a leading organic and gluten-free company with facilities in Boulder, Colorado. Under the Rudi’s Organic Bakery® and Rudi’s Gluten-Free Bakery brands, Rudi’s offers a range of approximately 60 products including USDA certified organic breads, buns, bagels, tortillas, wraps and soft pretzels and various gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing in the United States and Canada. In calendar year 2013, Rudi’s generated approximately $60 million in net sales. Consideration in the transaction consisted of cash totaling $50.9 million (which remains subject to a working capital adjustment) and 133,744 shares of the Company’s common stock valued at $11.2 million.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2014

Consolidated Results

Net Sales
Net sales for the three months ended March 31, 2014 were $557.4 million, an increase of $101.3 million, or 22.2%, from net sales of $456.1 million for the three months ended March 31, 2013. The sales increase primarily resulted from increases of $41.9 million in the United States and $55.8 million in the United Kingdom. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the three months ended March 31, 2014 was $152.8 million as compared to gross profit of $126.2 million in last year’s quarter. Gross margin for the three months ended March 31, 2014 was 27.4% of net sales compared to 27.7% of net sales in the prior year quarter. The change in gross margin percentage resulted from a shift in promotional spending from activities classified as selling expenses to activities classified as reductions in sales in the United States and certain manufacturing inefficiencies associated with start-up activities in certain of our factories in Europe and the United Kingdom, offset partially by the acquisition of Tilda, which operates at slightly higher margins than the other businesses in the United Kingdom.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $78.3 million, an increase of $8.2 million, or 11.7%, in the three months ended March 31, 2014 from $70.1 million in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. Selling, general and administrative expenses as a percentage of net sales was 14.0% in the three months ended March 31, 2014 and 15.4% in the prior year quarter, a decrease of 140 basis points primarily attributable to achieving additional operating leverage on our SG&A infrastructure as a result of higher sales volume. In addition, the Company recorded an expense of $2.0 million in last year’s quarter related to pending litigation.

Amortization of acquired intangibles
Amortization of acquired intangibles was $4.1 million, an increase of $1.0 million, or 30.7%, in the three months ended March 31, 2014 from $3.2 million in the prior year quarter. The increase is due to the Company’s prior year acquisition of Ella’s Kitchen, which occurred in the fourth quarter of the prior year, and the current quarter acquisition of Tilda.

Acquisition Related Expenses, Restructuring and Integration Charges
We incurred acquisition, restructuring and integration related expenses totaling $6.8 million in the three months ended March 31, 2014, which are primarily related to professional fees and stamp duty associated with our current quarter acquisition of Tilda.
We incurred acquisition related expenses aggregating $1.9 million for the three months ended March 31, 2013, which were primarily related to the acquisitions of the UK Ambient Grocery Brands and BluePrint, and to a lesser extent ongoing integration activities in the United Kingdom.

Operating Income
Operating income for the three months ended March 31, 2014 was $63.6 million, an increase of $12.6 million, or 24.6%, from $51.1 million in the three months ended March 31, 2013. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 11.4% in the third quarter of fiscal 2014 compared with 11.2% in the third quarter of fiscal 2013. The change in operating income percentage is attributable to the items described above.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $5.9 million and $7.9 million for the third quarters of fiscal 2014 and fiscal 2013, respectively. Net interest expense totaled $6.1 million for the third quarter of fiscal 2014, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in the third quarter of fiscal 2013 was $5.2 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the recent acquisitions. Other expenses, net, were a gain of $0.1 million for the third quarter of fiscal 2014 compared to expense of $2.7 million for the comparable quarter of fiscal 2013. The net expense recorded in the prior period quarter was primarily due to unrealized currency losses, principally a result of the remeasurement of foreign currency denominated intercompany balances.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended March 31, 2014 and 2013 was $57.7 million and $43.1 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense and effective tax rate was $19.7 million and 34.2% in the third quarter of fiscal 2014, respectively, compared to $1.6 million and 3.7% in the comparable quarter of fiscal 2013, respectively. The effective tax rate in the third quarter of fiscal 2014 was higher than the comparable period of the prior year primarily as a result of an income tax benefit of $13,186 recorded in the third quarter of the prior year related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries.
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

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the three months ended March 31, 2014 was $0.1 million compared to $0.3 million for the three months ended March 31, 2013. In the current quarter, both HHO and HPP recorded nominal profits. The reduction in our share of income from our equity-method investees as compared to the prior year quarter was due to unanticipated mortality losses at two barns associated with the HPP business.

Income From Continuing Operations
Income from continuing operations for the three months ended March 31, 2014 and 2013 was $38.0 million and $41.8 million, or $0.75 and $0.87 (which includes $0.28 related to the aforementioned worthless stock tax deduction in the three months ended March 31, 2013) per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the three months ended March 31, 2014 was $2.8 million, which relates to the loss on the sale of the Company’s Grains Noirs business in Europe, which was completed on February 6, 2014. The results of Grains Noirs’ operations were not material to the Company’s consolidated financial statements.

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the three months ended March 31, 2014 and 2013:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 3/31/14	$319,471	$176,939	$61,010	$—	$557,420
Net sales - Three months ended 3/31/13	$277,582	$121,162	$57,343	$—	$456,087
% change	15.1%	46.0%	6.4%		22.2%

Operating income - Three months ended 3/31/14	$56,702	$18,366	$5,100	$(16,539)	$63,629
Operating income - Three months ended 3/31/13	$51,260	$8,793	$5,170	$(14,164)	$51,059
% change	10.6%	108.9%	(1.4)%		24.6%

Operating income margin - Three months ended 3/31/14	17.7%	10.4%	8.4%		11.4%
Operating income margin - Three months ended 3/31/13	18.5%	7.3%	9.0%		11.2%

(1)	For the three months ended March 31, 2014 and 2013, Corporate and other includes acquisition related expenses, restructuring and integration charges of $6,882 and $4,585, respectively.

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
Our net sales in the United States for the three months ended March 31, 2014 were $319.5 million, an increase of $41.9 million, or 15.1%, from net sales of $277.6 million for the three months ended March 31, 2013. The sales increase was principally due to the impact of the prior year acquisition of Ella’s Kitchen. This accounted for $24.1 million of the increase, which includes the volume increases over the prior year period due to increased distribution under our ownership. Additionally, our sales increased due to increases in the volume of products sold as a result of expanded distribution. We experienced volume growth in many of our brands, including Sensible Portions, The Greek Gods, Spectrum, Garden of Eatin’, Earth’s Best and Celestial Seasonings. We also experienced a shift in promotional spending from activities classified as selling expenses to activities classified as reductions of sales. Price changes did not have a material impact on our net sales in the United States. Operating income in the United States in the three months ended March 31, 2014 was $56.7 million, an increase of $5.4 million, or 10.6%, from operating income of $51.3 million in the three months ended March 31, 2013. Operating income as a percentage of net sales in the United States decreased to 17.7% from 18.5% during these periods, which was principally the result of the acquisition of Ella’s Kitchen, which operates at slightly lower relative operating margins.
Our net sales in the United Kingdom for the three months ended March 31, 2014 were $176.9 million, an increase of $55.8 million, or 46.0%, from net sales of $121.2 million for the three months ended March 31, 2013. The sales increase was primarily a result of the acquisition of Tilda on January 13, 2014. This accounted for $44.5 million of the increase which includes sales growth at Tilda over the prior year comparable period. Additionally, sales increased by approximately $8.5 million from the prior year quarter as a result of changes in foreign exchange rates. Operating income in the United Kingdom in the three months ended March 31, 2014 was $18.4 million, an increase of $9.6 million, from $8.8 million in comparable quarter of fiscal 2013. The increase in operating income and operating income margin was primarily due to the acquisition of Tilda, which operates at slightly higher margins than the other business lines in the United Kingdom. This increase was offset partially as a result of certain production inefficiencies we have experienced, including those associated with the start-up of new lines at the Company’s soup and desserts manufacturing facilities. These inefficiencies resulted in additional costs incurred during the current quarter of $0.9 million.
Our net sales in the Rest of World were $61.0 million for the three months ended March 31, 2014, an increase of $3.7 million, or 6.4%, from the comparable quarter of fiscal 2013. The increase resulted from increased sales in Europe, which were minimally impacted by favorable foreign exchange rates. Our sales in Canada were flat with the prior year quarter, as unfavorable foreign exchange rates impacted net sales by $2.9 million, which fully offset the actual sales increases experienced in local currency. Operating income as a percentage of net sales decreased to 8.4% from 9.0% primarily due to production start-up costs in our non-dairy beverage factory in Europe.

NINE MONTHS ENDED MARCH 31, 2014

Consolidated Results

Net Sales
Net sales for the nine months ended March 31, 2014 were $1.57 billion, an increase of $298.6 million, or 23.5%, from net sales of $1.3 billion for the nine months ended March 31, 2013. The sales increase primarily resulted from increases of $148.5 million in the United States and $137.7 million in the United Kingdom. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit for the nine months ended March 31, 2014 was $415.0 million as compared to gross profit of $352.1 million in last year’s period. Gross margin for the nine months ended March 31, 2014 was 26.4% of net sales compared to 27.7% of net sales in the prior year period. The change in gross margin percentage resulted from a shift in promotional spending from activities classified as selling expenses to activities classified as reductions in sales in the United States, as well as a change in the mix of sales by operating segment. Sales made by the United Kingdom segment, which operate at slightly lower relative margins excluding the recently acquired Tilda business, represented approximately 27.8% of consolidated sales as compared to 23.5% in the prior year period. Additionally, we experienced increased input costs and increased costs associated with start-up activities in certain of our factories in Europe and the United Kingdom.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $227.1 million, an increase of $24.4 million, or 12.1%, in the nine months ended March 31, 2014 from $202.7 million in last year’s period. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. Selling, general and administrative expenses as a percentage of net sales was 14.5% in the nine months ended March 31, 2014 and 15.9% in the prior year period, a decrease of 140 basis points primarily related to the inclusion of the UK Ambient Grocery Brands for the full nine months in the current period which, along with the Daniels business, operates with lower relative expenses. Additionally, the decrease was attributable to achieving additional operating leverage on our SG&A infrastructure as a result of higher sales volume.

Amortization of acquired intangibles
Amortization of acquired intangibles was $11.2 million, an increase of $2.6 million, or 30.3%, in the nine months ended March 31, 2014 from $8.6 million in the prior year period. The increase is due to the current full period impact of the Company’s prior year acquisitions as well as the current period acquisition of Tilda.

Acquisition Related Expenses, Restructuring and Integration Charges
We incurred acquisition, restructuring and integration related expenses aggregating $8.9 million in the nine months ended March 31, 2014, of which approximately $6.2 million related to professional fees and stamp duty associated with our recent acquisitions, and to a lesser extent charges related to the ongoing restructuring and integration activities of certain functions in the United Kingdom and Europe. These expenses were offset by a net reduction in expense of $1.9 million related to adjustments of the carrying value of our liability for contingent consideration related to previously completed acquisitions.
We incurred acquisition related expenses aggregating $6.3 million for the nine months ended March 31, 2013, which were primarily related to the acquisition of the UK Ambient Grocery Brands and BluePrint, and to a lesser extent ongoing integration activities in the United Kingdom.

Operating Income
Operating income for the nine months ended March 31, 2014 was $167.7 million, an increase of $33.1 million, or 24.6%, from $134.6 million in the nine months ended March 31, 2013. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.7% in the first nine months of fiscal 2014 compared with 10.6% in the first nine months of fiscal 2013. The change in operating income percentage is attributable to the items described above.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $15.8 million and $15.1 million for the nine months ended March 31, 2014 and 2013, respectively. Net interest expense totaled $17.3 million for the first nine months of fiscal 2014, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in the first nine months of fiscal 2013 was $13.9 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the recent acquisitions. Other expenses, net, was a gain of $1.5 million for the first nine months of fiscal 2014 compared to expense of $1.2 million for the comparable period of fiscal 2013. The net gain recorded in the current period and net expense recorded in the prior period are primarily due to unrealized foreign currency gains associated with the remeasurement of foreign currency denominated intercompany balances. Additionally, in the prior year period we recorded approximately $1.3 million of realized gains on the forward purchase of British Pounds Sterling to fund the acquisition of the UK Ambient Grocery brands.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the nine months ended March 31, 2014 and 2013 was $151.9 million and $119.5 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense and effective tax rate was $48.2 million and 31.8% in the first nine months of fiscal 2014, respectively, compared to $25.8 million and 21.6% in the comparable period of fiscal 2013, respectively. The effective tax rate in the first nine months of fiscal 2014 was higher than the comparable period of the prior year primarily as a result of an income tax benefit of $13,186 recorded in the third quarter of the prior year related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries.
Additionally, during the nine months ended March 31, 2014, we recorded a reduction in the carrying value of net deferred tax liabilities of $3,777 resulting from further reductions in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. This was partially offset by an increase in the reserve for unrecognized tax benefits of $550 relating to an additional liability associated with an IRS audit that has now concluded as well as adjustments to the fair value of contingent consideration, a portion of which is not tax deductible.

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

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the nine months ended March 31, 2014 was $2.1 million compared to $0.2 million for the nine months ended March 31, 2013. In the current period, HHO recorded a nominal profit, while our share of the earnings of HPP increased to $2.1 million. In the prior year period, our share of the HHO loss was $1.4 million, which was primarily related to losses incurred from their infant formula business, which was discontinued in the fourth quarter of fiscal 2013. This loss offset our share of the prior year earnings of HPP of $1.5 million.

Income From Continuing Operations
Income from continuing operations for the nine months ended March 31, 2014 and 2013 was $105.8 million and $93.9 million, or $2.13 and $1.99 (which includes $0.28 related to the aforementioned worthless stock tax deduction in the nine months ended March 31, 2013) per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the nine months ended March 31, 2013 was $5.1 million. Net sales and operating loss reported within discontinued operations was $15.3 million and $1.2 million, respectively, during the nine months ended March 31, 2013. We recorded a loss on the sale of the CRM business of $4.2 million during this period.

As the sales of the businesses were completed in the prior fiscal year, there are no operating amounts reported as discontinued operations for the nine months ended March 31, 2014. However, we recorded a gain on the sale of the CRM business of $1.1 million during the period as a result of the finalization of a working capital adjustment with the purchaser. Additionally, we completed the sale of the Grains Noirs business in Europe on February 6, 2014. We recorded a loss on the sale of $2.8 million which is also included in the current period discontinued operation line. The operating results of Grains Noirs were not material to the Company’s consolidated financial statements.

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the nine months ended March 31, 2014 and 2013:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Net sales - Nine months ended 3/31/14	$959,191	$436,985	$173,607	$—	$1,569,783
Net sales - Nine months ended 3/31/13	$810,644	$299,277	$161,292	$—	$1,271,213
% change	18.3%	46.0%	7.6%		23.5%

Operating income - Nine months ended 3/31/14	$159,578	$32,278	$12,010	$(36,152)	$167,714
Operating income - Nine months ended 3/31/13	$135,359	$19,843	$13,844	$(34,467)	$134,579
% change	17.9%	62.7%	(13.2)%		24.6%

Operating income margin - Nine months ended 3/31/14	16.6%	7.4%	6.9%		10.7%
Operating income margin - Nine months ended 3/31/13	16.7%	6.6%	8.6%		10.6%

(1)
For the nine months ended March 31, 2014 and 2013, Corporate and other includes acquisition related expenses, restructuring and integration charges of $9,885 (which includes a net reduction in expense of $1,936 related to adjustments to the carrying amount of contingent consideration liabilities) and $9,001, respectively.

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
Our net sales in the United States for the nine months ended March 31, 2014 were $959.2 million, an increase of $148.5 million, or 18.3%, from net sales of $810.6 million for the nine months ended March 31, 2013. The sales increase was directly related to the impact of the prior year acquisitions of BluePrint and Ella’s Kitchen, which accounted for approximately 63% of the increase including the volume increases over the prior year period due to increased distribution under our ownership. Additionally, our sales increased due to increases in the volume of products sold as a result of expanded distribution. We experienced volume growth in many of our brands, including Sensible Portions, The Greek Gods, Spectrum, Garden of Eatin’, Earth’s Best and Celestial Seasonings. We also experienced a shift in promotional spending from activities classified as selling expenses to activities classified as reductions of sales. Price changes did not have a material impact on our net sales in the United States. Operating income in the United States in the nine months ended March 31, 2014 was $159.6 million, an increase of $24.2 million, or 17.9%, from operating income of $135.4 million in the nine months ended March 31, 2013. Operating income as a percentage of net sales in the United States decreased to 16.6% from 16.7% during these periods, which was principally the result of the acquisition of Ella’s Kitchen, which operates at slightly lower relative operating margins.
Our net sales in the United Kingdom for the nine months ended March 31, 2014 were $437.0 million, an increase of $137.7 million, or 46.0%, from net sales of $299.3 million for the nine months ended March 31, 2013. The sales increase was primarily a result of the acquisition of Tilda in the third quarter of fiscal 2014 and the UK Ambient Grocery Brands in the second quarter of fiscal 2013. These acquisitions accounted for approximately 92% of the increase. Operating income in the United Kingdom in the nine months ended March 31, 2014 was $32.3 million, an increase of $12.4 million, from $19.8 million in comparable period of fiscal 2013. The increase in operating income and operating income margin was primarily due to the acquisition of Tilda, which operates at slightly higher margins than the other business lines in the United Kingdom. This increase was offset partially as a result of certain production inefficiencies we have experienced, including those associated with the start-up of new lines at the Company’s soup and desserts manufacturing facilities. These inefficiencies resulted in additional costs incurred during the current period of $2.2 million.
Our net sales in the Rest of World were $173.6 million for the nine months ended March 31, 2014, an increase of $12.3 million, or 7.6%, from the comparable period of fiscal 2013. The increase resulted from increased sales in Europe, which were only slightly impacted by favorable foreign exchange rates. Our sales in Canada were slightly higher than the prior year period, as unfavorable foreign exchange rates impacted net sales by approximately $5.9 million, which almost fully offset the actual sales increases experienced in local currency. Operating income as a percentage of net sales decreased to 6.9% from 8.6% primarily due to production start-up costs in our non-dairy beverage factory in Europe.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance was $101.4 million at March 31, 2014, an increase of $60.2 million from June 30, 2013. Our working capital was $374.8 million at March 31, 2014, an increase of $73.8 million from $301.0 million at the end of fiscal 2013. The increase was due principally to the increases of $68.4 million and $49.3 million in accounts receivable and inventories, respectively, offset partially by increases in our accounts payable and accrued expenses totaling $46.3 million. These increases were principally a result of the acquisition of Tilda during the current period.
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
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2014, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,
(amounts in thousands)	2014	2013
Cash flows provided by (used in):
Operating activities	$122,281	$67,864
Investing activities	(143,984)	(323,410)
Financing activities	80,610	251,065
Exchange rate changes	1,252	1,803
Net increase (decrease) in cash	$60,159	$(2,678)

Net cash provided by operating activities was $122.3 million for the nine months ended March 31, 2014, compared to $67.9 million provided in the nine months ended March 31, 2013. The increase in cash provided by operations resulted from a $18.9 million increase in net income and other non-cash items, in addition to a $35.5 million net increase due to changes in our working capital.
In the nine months ended March 31, 2014, we used $144.0 million of cash in investing activities, of which $121.5 million was used primarily for the acquisition of Tilda in January 2014. We also used $30.7 million for capital expenditures as discussed further below, which was partially offset by $6.0 million received during the period in payment of the loan we previously made to Hain Pure Protein. We used cash in investing activities of $323.4 million during the nine months ended March 31, 2013, which included $290.5 million for the acquisitions of the UK Ambient Grocery Brands and BluePrint and $49.0 million of capital expenditures, offset partially by $13.0 million of proceeds from the sale of the CRM business.
Net cash of $80.6 million was provided by financing activities for the nine months ended March 31, 2014, which included $69.3 million of net borrowings under our Credit Agreement and other arrangements. Additionally, proceeds received from the exercise of stock options of $7.2 million and related excess tax benefits totaled $14.1 million. These were partially offset by $10.0 million related to purchases of treasury shares to satisfy employee payroll tax withholdings. During the nine months ended March 31, 2013, net cash of $251.1 million was provided by financing activities, which was primarily related to net borrowings of $230.2 million under our Credit Agreement for the purchase of the UK Ambient Grocery Brands and BluePrint.
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

	Nine Months Ended March 31,
(amounts in thousands)	2014	2013
Cash flow provided by operating activities	$122,281	$67,864
Purchase of property, plant and equipment	(30,724)	(49,021)
Operating free cash flow	$91,557	$18,843

Our operating free cash flow was $91.6 million for the nine month period ended March 31, 2014, an increase of $72.7 million from the nine month period ended March 31, 2013. The increase in our operating free cash flow primarily resulted from the increase in our net income and improved working capital management. Our recent capital expenditures principally relate to the acquisition of equipment for a new non-dairy production facility in Europe, the expansion of certain of our production facilities in the United Kingdom to accommodate new products and increased volume, such as chilled desserts and soup, a new snacks factory and expanded capacity for our existing nut butter factory in the United States and the relocation to our new worldwide headquarters. We expect that our capital spending for fiscal 2014 will be in the range of $35 million to $40 million, which will include completion of the prior year projects as well as improvement and expansion of certain of our current manufacturing facilities in the United States.
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2013 and 2012, $150.0 million of the senior notes was outstanding.
We also have a credit agreement which provides us with a $850 million revolving credit facility (the “Credit Agreement”) which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of March 31, 2014 and June 30, 2013, there were $596.8 million and $503.4 million of borrowings outstanding, respectively, under the Credit Agreement.
The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature.
Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £37 million.  Outstanding borrowings are secured by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin.
On October 24, 2012, we filed a “well-known seasoned issuer” shelf registration statement with the SEC which registers an indeterminate amount of securities for future sale. The shelf registration statement expires on October 24, 2015.
We believe that our cash on hand of $101.4 million at March 31, 2014, as well as projected cash flows from operations and availability under our Credit Agreement and other borrowing arrangements are sufficient to fund our working capital needs in the ordinary course of business, anticipated capital expenditures and the other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements
At March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Seasonality
We manufacture and market hot tea, soups, hot-eating desserts, and baking and cereal products, which show stronger sales in the cooler months, while our snack food product lines are stronger in the warmer months. In years where there are warm winter seasons, our sales of cooler weather products may be negatively impacted. As a result, our quarterly results of operations reflect seasonal trends.

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

Note Regarding Forward Looking Information
Certain statements contained in this Quarterly Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “seek”, “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) our intention to grow organically and through acquisitions; (ii) increasing distribution of our brands; (iii) the integration of our brands and the resulting impact thereof; (iv) the introduction of new products; (v) our long term strategy for sustainable growth; (vi) the economic and political environment; (vii) higher input costs; (viii) measures taken to address challenging economic conditions, higher input costs and inflation; (ix) the integration of acquisitions and the opportunities for growth related thereto; (x) our tax rate; (xi) the repatriation of foreign cash balances; (xii) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xiii) our capital spending for fiscal year 2014; (xiv) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for the next twelve months; (xv) seasonality; (xvi) inflation; and (xvii) legal proceedings. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

On January 13, 2014, the Company acquired Tilda Limited (“Tilda”). The assessment of our disclosure controls and procedures as of the end of the period covered by this report excluded Tilda, which accounted for 14.7% of our consolidated assets as of March 31, 2014 and 2.8% of our consolidated net sales from continuing operations for the nine months ended March 31, 2014.

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

These consolidated lawsuits are currently at the discovery phase.  The Company filed a motion for summary judgment, which was heard on February 6, 2014.  On February 10, 2014, the court denied the Company’s motion for summary judgment.  The Company intends to defend this lawsuit vigorously and believes that the plaintiffs’ claims are without merit.

In addition to the litigation described above, the Company is a defendant in lawsuits from time to time in the normal course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes the reasonably possible losses of such matters, individually and in the aggregate, are not material. Additionally, the Company believes the probable final outcome of such matters will not have a material adverse effect on the Company’s consolidated results of operations, financial position, cash flows or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
January 2014	125	(1)	$94.47	—	—
February 2014	—		—	—	—
March 2014	—		—	—	—
Total	125		$94.47	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

Exhibit Number	Description

2.1 (a)	Agreement for the Sale and Purchase of the Tilda Reporting Group dated January 13, 2014

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(a)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(a)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(a)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

(a) - Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	May 12, 2014	/s/ IRWIN D. SIMON
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	May 12, 2014	/s/ STEPHEN J. SMITH
Stephen J. Smith, Executive Vice President and Chief Financial Officer