Form 10-K
period 2014-06-30
HAIN CELESTIAL GROUP INC
filed 2014-08-27
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq Global Select Market on December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,312,490,000.
As of August 20, 2014 there were 50,355,438 shares outstanding of the registrant’s Common Stock, par value $.01 per share.
Documents Incorporated by Reference: Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

PART I
THE HAIN CELESTIAL GROUP, INC.

Item 1.         Business
Unless otherwise indicated, references in this Annual Report to 2014, 2013, 2012 or “fiscal” 2014, 2013, 2012 or other years refer to our fiscal year ended June 30 of that year and references to 2015 or “fiscal” 2015 refer to our fiscal year ending June 30, 2015.

General

The Hain Celestial Group, Inc. was incorporated in Delaware on May 19, 1993. Our worldwide headquarters office is located at 1111 Marcus Avenue, Lake Success, NY 11042.

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products. We are a leader in many organic and natural products categories, with many recognized brands. Our brand names are well recognized in the various market categories they serve and include Almond Dream®, Arrowhead Mills®, BluePrint®, Celestial Seasonings®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Lima®, Linda McCartney® (under license), MaraNatha®, New Covent Garden Soup Co.®, Rice Dream®, Robertson’s®, Rudi’s Organic Bakery®, Rudi’s Gluten-Free Bakery, Sensible Portions®, Spectrum®, Spectrum Essentials®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, WestSoy® and Yves Veggie Cuisine®. Our personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON® and Queen Helene® brands.

Our mission is to be the leading marketer, manufacturer and seller of organic and natural products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. We are committed to growing our Company while continuing to implement environmentally sound business practices and manufacturing processes.

We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of organic and natural products companies or product lines to be a part of our business strategy. During the fiscal year ended June 30, 2014, we acquired Tilda, a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the brand names Tilda®, Akash® and Abu Shmagh® to consumers in over 40 countries, principally the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. We also acquired Rudi’s during fiscal 2014, a leading organic and gluten-free company in the United States. Rudi’s offers a range of approximately 60 products including USDA certified organic breads, buns, bagels, tortillas, wraps and soft pretzels and various gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing in the United States and Canada. See Note 4, Acquisitions, in the Notes to Consolidated Financial Statements.

Our operations are managed in four operating segments. See “Segments,” below.

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

As of June 30, 2014, we held a 48.7% minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”), which processes, markets and distributes antibiotic-free and organic poultry products. On July 17, 2014, we purchased the remaining 51.3% of Hain Pure Protein. HPP will be a reportable segment in fiscal 2015. See Note 14, Investments and Joint Ventures, and Note 19, Subsequent Events, in the Notes to the Consolidated Financial Statements.

We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets in Asia. See Note 14, Investments and Joint Ventures in the Notes to the Consolidated Financial Statements.

As of June 30, 2014, we employed a total of 4,400 full-time employees. Of these employees, 400 were in sales and 3,000 in production, with the remaining 1,000 employees filling management, legal, finance, marketing, operations and clerical positions.

Products

We primarily sell our products in the following categories: grocery; snacks; tea; and personal care. Our product lines include natural products, products made with organic ingredients and certified organic products. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production. Our product categories consist of the following:

Grocery

Grocery products include infant formula, infant, toddler and kids foods, rice, non-dairy beverages and frozen desserts (such as soy, rice, almond and coconut), flour and baking mixes, breads, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, chilled fresh, aseptic and instant soups, greek-style yogurt, chilis, packaged grains, chocolate, nut butters, juices including cold-pressed juice, chilled hot-eating, chilled and frozen desserts, cookies, crackers, gluten-free frozen entrees and bars, frozen pastas and ethnic meals, frozen fruit and vegetables, cut fresh fruit, refrigerated and frozen soy protein meat-alternative products, tofu, seitan and tempeh products, jams, fruit spreads and jelly, honey and marmalade products, as well as other food products. Grocery products accounted for approximately 77% of our consolidated net sales in 2014, 74% in 2013 and 69% in 2012.

Snacks

Our snack products include a variety of potato, root vegetable and other exotic vegetable chips, straws, tortilla chips, whole grain chips, pita chips, baked puffs and popcorn. Snack products accounted for approximately 12% of our consolidated net sales in 2014, 13% in 2013 and 15% in 2012.

Tea

We are a leading manufacturer and marketer of specialty teas. We develop flavorful and unique blends that are made from high-quality natural ingredients and flavors, and packaged in attractive, colorful and thought-provoking boxes. Our tea products include more than 70 varieties of herbal, green, wellness, white, red (rooibos) and chai teas. We offer caffeinated and herbal teas and also offer iced teas that do not require boiling water. We also offer a line of ready to drink kombucha products, ENERJITMgreen tea and kombucha energy shots. Tea products accounted for approximately 5% of our consolidated net sales in 2014, 6% in 2013 and 8% in 2012.

Personal Care Products

Our personal care products cover a variety of personal care categories including skin, hair and oral care, deodorants, baby care items, diapers, acne treatment, body washes and sunscreens. Personal care products accounted for approximately 6% of our consolidated net sales in 2014, 7% in 2013 and 8% in 2012.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months. Historically, excluding any timing impact of acquired businesses within a fiscal year, net sales in the second fiscal quarter is the highest, and the Company’s earnings is the lowest in the first fiscal quarter and relatively consistent in the second, third and fourth fiscal quarters. We anticipate that this seasonality is likely to continue. Net sales and earnings for a fiscal year have been, and will be, impacted by the timing of acquisitions we complete. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year.

Segments

We manage our business and report operating results in four segments: the United States, the United Kingdom, Canada and Europe. The United States operating segment includes the results of operations of Ella’s Kitchen, which primarily conducts business in the United States and the United Kingdom. The United Kingdom operating segment includes the results of operations of Tilda, which conducts business in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. We use segment operating income to evaluate segment performance and to allocate resources. We believe this measure is most relevant in order to analyze segment results and trends. Segment operating income excludes certain general corporate expenses (which are a component of selling, general and administrative expenses) and acquisition related expenses, restructuring and integration charges.

For reporting purposes, Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined as “Rest of World.” Net sales for our reportable segments were as follows:

	Fiscal Year ended June 30,
	2014		2013		2012
United States	$1,282,175	59%	$1,095,867	63%	$991,626	72%
United Kingdom	637,454	30%	420,408	24%	192,352	14%
Rest of World	233,982	11%	218,408	13%	194,269	14%
Total	$2,153,611	100%	$1,734,683	100%	$1,378,247	100%

See Note 1, Business, and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements for additional information about our segments.

United States Segment:

Our major brands sold by the United States segment by category are:

Grocery:

Our grocery products include Arrowhead Mills® flours, mixes and cereals, Earth’s Best® and Ella’s Kitchen® infant formula, infant, toddler and kids foods, Rudi’s Organic Bakery® and Rudi’s Gluten-Free Bakery breads, buns, bagels, tortillas, and other related items, Soy Dream®, WestSoy®, Rice Dream®, Coconut Dream® and Almond Dream® non-dairy beverages and frozen desserts, DeBoles® pasta, Hain Pure Foods® condiments, Spectrum® and Hollywood® cooking and culinary oils, Spectrum Essentials® nutritional oils, Health Valley® granola bars, cereal, cereal bars and canned soups, Imagine® aseptic soups, stocks and gravies, Nile Spice® instant soups, The Greek Gods® greek-style yogurt and kefir, Dream® non-dairy yogurt, Casbah® packaged grains, SunSpire® chocolates, MaraNatha® nut butters, Walnut Acres® juice drinks and pasta sauces, GlutenFree Cafe® gluten-free frozen entrees, soups and bars, Ethnic Gourmet® frozen meals, Yves Veggie Cuisine® meat-alternative products, Westbrae Natural® vegetarian products, WestSoy® brand tofu, seitan and tempeh products and BluePrint® cold-pressed juice drinks.

Snacks:

Our snack food products consist of Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chip products, Sensible Portions® snack products including Garden Veggie Straws®, Garden Veggie Chips, Potato Straws, Apple Straws and Pita Bites®, Bostons - The Best You’ve Ever Tasted® popcorn and Bearitos® pita chips and other snacks.

Tea:

Our tea products are marketed under the Celestial Seasonings® brand and include more than 70 varieties of herbal, green, wellness, white, red (rooibos) and chai teas, with well-known names like Sleepytime®, Lemon Zinger®, Mandarin Orange Spice®, Cinnamon Apple Spice, Red Zinger®, Tension Tamer® and Country Peach Passion®. We also sell a line of ready to drink kombucha products, ENERJITMgreen tea and kombucha energy shots. Since 2003, we have worked closely with Green Mountain Coffee Roasters, Inc. to offer a selection of Celestial Seasonings® teas in K-Cup® portion packs for the Keurig® Single-Cup Brewing system.

Personal Care:

Our personal care products include skin, hair and oral care, deodorants and baby care items under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Queen Helene® and Zia® skincare brands.

Our products are sold throughout the United States and other parts of the world. Our customer base consists principally of specialty and natural food distributors, supermarkets, natural food stores, mass-market retailers, e-tailers, food service channels and club, drug and convenience stores. Our products are sold through a combination of our retail direct sales force and internal sales professionals, supported by third-party food brokers. Food brokers act as agents for us within designated territories, usually on a non-exclusive basis, and receive commissions. A portion of our direct sales force is organized into dedicated teams to serve our significant customers. Additionally, we utilize our retail direct sales force for sales into natural food stores.

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

United Kingdom Segment:

In the United Kingdom, the products we sell comprise a wellness platform which features frozen and chilled products, including but not limited to soups, fruits and fresh juices, as well as jams, fruit spreads, jellies, honey, marmalades, nut butters, meat-free and non-dairy products and premium rice.

Our major brands sold by our United Kingdom segment are grocery products, which include New Covent Garden Soup Co.® chilled soups, Farmhouse Fare® and Lovetub® hot-eating desserts, Johnson’s Juice Co.® fresh juices, Linda McCartney® chilled and frozen meat-free meals, Cully & Sully® chilled soups and ready meals, Hartley’s® jams, fruit spreads and jellies, Sun-Pat® nut butters, Gale’s® honey, Robertson’s® and Frank Cooper’s® marmalades and Tilda® rice. We also provide a comprehensive range of private label products to many retailers, convenience stores and foodservice providers in the following categories; fresh soup, prepared fruit, fresh juice, fresh smoothies, chilled and frozen desserts, meat-free meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom, Ireland and other parts of the world. Our customer base consists principally of retailers, convenience stores, foodservice providers, business to business, natural food and ethnic specialty distributors, club stores and wholesalers.

Canada Segment:

Our major brands sold in Canada by category are:

Grocery:

Our grocery products include Yves Veggie Cuisine® refrigerated and frozen meat-alternative products, Yves vegetables and lentils, Europe’s Best® frozen fruits and vegetables, Earth’s Best® and Ella’s Kitchen® infant and toddler food, Casbah® packaged grains, MaraNatha® nut butters, Spectrum Essentials® cooking and culinary oils, Imagine® aseptic soups, Health Valley® canned soups and frozen fruit, Nile Spice® instant soups, Arrowhead Mills® gluten free pasta, The Greek Gods® greek-style yogurt, Robertson’s® marmalades and BluePrint® cold-pressed juice drinks. Our non-dairy beverages include Soy Dream®, Rice Dream®, Oat Dream®, Coconut Dream® and Almond Dream® in aseptic format, Rice Dream® in refrigerated format and Rice Dream® and Almond Dream® non-dairy frozen desserts.

Tea:

Our tea products are marketed under the Celestial Seasonings® brand and include more than 30 varieties of herbal, green, wellness, white, red (rooibos) and chai teas, with familiar names like Sleepytime®, Lemon Zinger® and Bengal Spice®.

Snacks:

Our snack food products consist of Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chips, Sensible Portions® Garden Veggie Straws®, Potato Straws, and Pita Bites®, Bostons - The Best You’ve Ever Tasted® popcorn and Bearitos® pita chips and other snacks.

Personal Care:

Our personal care products include skin, hair and oral care, deodorants and baby care items under the Avalon Organics®, Alba Botanica® and JASON® brands.

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

Europe Segment:

Our major brands sold by the Europe segment include Dream®, Lima®, Danival®, Natumi® and GG UniqueFiberTM. The Lima brand includes a wide range of 100% organic products such as soy sauce, non-dairy beverages and grain cakes, as well as grains, pasta, breakfast cereals, miso, snacks, sweeteners, spreads, soups and condiments. The Danival® brand includes organic cooked vegetables, prepared meals, sauces, fruit spreads and desserts. Natumi® produces and sells non-dairy beverages based on rice, soy, oat and spelt. GG UniqueFiberTM produces high-fiber Norwegian wheat bran products in cracker and sprinkle form. We sell our non-dairy Dream® brand, Terra® varieties of root vegetable and potato chips, and Celestial Seasonings® teas in Europe as well.

Our products are sold in grocery stores and organic food stores throughout Europe. Our products are sold using our own direct sales force and local distributors.

Customers

Our largest customer, United Natural Foods, Inc., a distributor, accounted for approximately 13%, 15% and 18% of our consolidated net sales for the fiscal years ended June 30, 2014, 2013, and 2012, respectively, which were primarily related to the United States segment. A second customer, Walmart and its affiliates Sam’s Club and ASDA, together accounted for approximately 11% and 10% of our consolidated net sales for the fiscal years ended June 30, 2014 and 2013, which were primarily related to the United States and United Kingdom segments. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

Foreign Operations

We sell our products to customers in more than 65 countries. International sales represented approximately 40%, 37% and 28% of our consolidated net sales in fiscal 2014, 2013 and 2012, respectively.

Marketing

We use a combination of trade and consumer promotions to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. Consumer advertising and sales promotions are also made via social media and other trial use programs. We utilize in-store product demonstrations and sampling in the club store channel. Our investments in consumer spending are aimed at enhancing brand equity and increasing consumption. These consumer spending categories include, but are not limited to, coupons, direct mailing, e-consumer relationship programs and other forms of promotions. During fiscal 2014, a portion of our trade promotional spending in our United States segment has shifted from activities classified as selling expenses to activities classified as a reduction of sales, and we expect this trend to continue in the short-term. Additionally, we maintain separate websites for most of our brands. Each website features product information regarding the particular brand.

We also utilize sponsorship programs to help create brand awareness. In the United States, our Earth’s Best® brand has an agreement with PBS Kids and Sesame Workshop and our Terra Blues® are the official snack of JetBlue Airways. Hain Celestial, Terra® chips and Sensible Portions® are each an official partner of the New York Knicks.  In addition, Sensible Portions products, Yves Veggie Cuisine® meatless burgers and Terra® chips are advertised and sold at Citi Field. There is no guarantee that these promotional investments are or will be successful.

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing innovative, high-quality and safe products that exceed consumer expectations. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients, packaging and technology, and conducts value engineering to maintain competitive price points. We incurred approximately $10.0 million in Company-sponsored research and development activities in 2014, $7.5 million in 2013 and $3.9 million in 2012. Our research and development investments do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products and ingredients collaboratively with us which are aligned with our brand strategies and our corporate mission. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions and product reformulations. We are unable to estimate the investments made by co-packers and suppliers in research and development on our behalf; however, we believe these activities and expenditures are important to our continuing ability to grow our business.

Production

Manufacturing

During 2014, 2013 and 2012, approximately 57%, 55% and 48%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our United States segment currently operates the following manufacturing facilities:

▪
Boulder, Colorado, (three facilities) which produce Celestial Seasonings® specialty teas and kombucha; WestSoy® fresh tofu, seitan and tempeh products; and Rudi’s Organic Bakery® organic breads, buns, bagels, tortillas, wraps and soft pretzels and Rudi’s Gluten-Free Bakery gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing;

▪	Moonachie, New Jersey, which produces Terra® root vegetable and potato chips;

▪	Mountville, Pennsylvania, which produces Sensible Portions® snack products;

▪	Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients;

▪	Shreveport, Louisiana, which produces DeBoles® organic and gluten-free pasta;

▪	West Chester, Pennsylvania, which produces Earth’s Best® pouches, Ethnic Gourmet® frozen meals, Rosetto® frozen pastas and Gluten Free Café® frozen entrees;

▪	Ashland, Oregon, which produces Arrowhead Mills® and MaraNatha® nut butters;

▪	Culver City, California, which produces Alba Botanica®, Avalon Organics®, JASON® and Earth’s Best® personal care products; and

▪	Long Island City, New York, and Hawthorne, California, which produce BluePrint® cold-pressed juice drinks.

Our United Kingdom segment has the following manufacturing facilities:

▪	Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s® and Gale’s®;

▪	Rainhaim, England, (two facilities) which produce our classic and ready-to-heat Tilda® rice products;

▪	Grimsby, England, which produces our New Covent Garden Soup Co.® and Cully & Sully® chilled soups;

▪	Peterborough, England, which also produces New Covent Garden Soup Co.® chilled soups;

▪	Ashford, England, which produces our Johnsons Juice Co.® fruit juices;

▪	Clitheroe, England, which produces our Farmhouse Fare® hot-eating desserts;

▪	Leeds, England, which prepares our fresh fruit products;

▪	Luton, England, which produces fruit and vegetable meal solutions; and

▪	Fakenham, England, which produces Linda McCartney® meat-free frozen foods, as well as chilled dessert products.

Our Rest of World segment has the following manufacturing facilities:

▪	Vancouver, British Columbia, which produces Yves Veggie Cuisine® meat-alternative products;

▪	Troisdorf, Germany, which produces Natumi®, Rice Dream®, Lima® and other non-dairy beverages;

▪	Andiran, France, which produces our Danival® organic food products; and

▪	Larvik, Norway, which produces our GG UniqueFiberTM products.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Ashland, Oregon; Vancouver, British Columbia; Andiran, France; Histon, England; Rainham, England; Ashford, England; and Fakenham, England.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers, who are referred to in our industry as co-packers, manufacture many of our products. During 2014, 2013 and 2012, approximately 43%, 45% and 52%, respectively, of our revenue was derived from products manufactured by independent co-packers. Many of our co-packers produce products for other companies as well. We believe that alternative sources of co-packing production are available for the majority of our co-packed products, although we may experience disruption in our operations if we are required to change any of our significant co-packing arrangements. Our co-packers are audited regularly by our quality assurance staff and are required to follow our Food Safety & Quality manual detailing standard operating procedures and compliance with Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all regulations, including regulations issued under the 2010 U.S. Food Safety and Modernization Act.

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

Trademarks
We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States, Canada, the European Union and a number of other foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Alba Botanica®, Arrowhead Mills®, Avalon Organics®, Batherapy®, Bearitos®, BluePrint®, Boston’s The Best You’ve Ever Tasted®, Breadshop’s®, Casbah®, Celestial Seasonings®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Earth’s Best TenderCare®, Ella’s Kitchen®, Ethnic Gourmet®, Farmhouse Fare®, Footherapy®, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, Gluten Free Café®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, JASON®, Johnson’s Juice Co.®, Lima®, Little Bear Organic Foods®, MaraNatha®, Natumi®, Nile Spice®, Queen Helene®, Rice Dream®, Robertson’s®, Rosetto®, Rudi’s Organic Bakery®, Sensible Portions®, Shower Therapy®, Soy Dream®, Spectrum Essentials®, Spectrum Naturals®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, New Covent Garden Soup Co.®, Tilda®, Walnut Acres Organic®, Westbrae Natural®, WestSoy®, Yves Veggie Cuisine® and Zia®. We also have trademarks for most of our best-selling Celestial Seasonings teas, including Country Peach Passion®, Lemon Zinger®, Mandarin Orange Spice®, Raspberry Zinger®, Red Zinger®, Sleepytime®, Tension Tamer® and Wild Berry Zinger®.
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

Independent Certification

In the United States, we certify our organic products in accordance with the USDA’s National Organic Program through organizations such as Quality Assurance International (“QAI”). Where reciprocity does not exist or where a product is marketed solely outside of the United States, we use accredited certifying agencies to ensure compliance with country-specific government regulations for selling organic products.

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

The success of acquisitions we make will be dependent upon our ability to effectively integrate those brands, including our ability to realize potentially available marketing opportunities and cost savings, some of which may involve operational changes. Despite our due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. We cannot be certain:

•	as to the timing or number of marketing opportunities or amount of cost savings that may be realized as the result of our integration of an acquired brand;

•	that a business combination will enhance our competitive position and business prospects;

•	that we will be successful if we enter categories or markets in which we have limited or no prior experience;

•	that we will be able to coordinate a greater number of diverse businesses and business located in a greater number of geographic locations;

•	that we will not experience difficulties with customers, personnel or other parties as a result of a business combination

•	that we will not enter into disputes with sellers; or

•	that, with respect to our acquisitions outside the United States, we will not be affected by, among other things, exchange rate risk and risks associated with local regulatory regimes.

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

We rely upon sales made by or through non-affiliated distributors to customers. Distributors purchase directly for their own account for resale. One distributor, United Natural Foods, Inc., which redistributes products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 13%, 15% and 18% of our consolidated net sales for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

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

Our largest customer, United Natural Foods, Inc., a distributor, accounted for approximately 13%, 15% and 18% of our consolidated net sales for the fiscal years ended June 30, 2014, 2013, and 2012, respectively, which were primarily related to the United States segment. A second customer, Walmart and its affiliates Sam’s Club and ASDA, together accounted for approximately 11% and 10% of our consolidated net sales for the fiscal years ended June 30, 2014 and 2013, which were primarily related to the United States and United Kingdom segments. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

Loss of one or more of our manufacturing facilities or independent co-packers or distribution centers could harm our business.

For the fiscal years ended June 30, 2014, 2013 and 2012, approximately 57%, 55% and 48%, respectively, of our revenue was derived from products manufactured at our own manufacturing facilities. An interruption in or the loss of operations at one or more of these facilities, which may be caused by work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as the interruption of operations is resolved or an alternate source of production could be secured. In addition, if one or more of our manufacturing facilities are running at full capacity and we are unable to keep up with customer demand, we may not be able to fulfill orders on time or at all which could adversely impact our business.

During fiscal 2014, 2013 and 2012, approximately 43%, 45% and 52%, respectively, of our revenue was derived from products manufactured at independent co-packers. In some cases an individual co-packer may produce all of our requirements for a particular brand. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms in a timely manner. Therefore, the loss of one or more co-packers, disruptions or delays at a co-packer, or our failure to retain co-packers for newly acquired products or brands, could delay or postpone production of our products or reduce or eliminate the availability of some of our products, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, the success of our business depends, in large part, upon dependable transportation systems and a strong distribution network. A disruption in transportation services could result in an inability to supply materials to our or our co-packers’ facilities. We utilize distribution centers which are managed by third parties. Activity at these distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters or bankruptcy or other financial issues affecting the third party providers. Any extended disruption in the distribution of our products or an increase in the cost of these services could have a material adverse effect on our business.

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

Many aspects of our business have been, and may continue to be, directly affected by the rising cost of fuel and commodities. Increased fuel costs translate into increased costs for the products and services we receive from our third party providers including, but not limited to, increased distribution costs for our products and increased packaging costs. Agricultural commodities and ingredients, including wheat, rice, corn, soybeans, almonds, oils and dairy are the principal inputs used in our products. These items are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, natural disasters and government programs and policies among other factors. We seek to offset the impact of these cost increases with a combination of cost savings initiatives, operating efficiencies and price increases to our customers. However, if we are unable to fully offset such cost increases our financial results could be adversely affected.

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

We hold assets and incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the United States dollar, primarily the British pound, Canadian dollar and the Euro. Our consolidated financial statements are presented in U.S. dollars, and therefore we must translate the assets, liabilities, revenue, and expenses into United States dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar during a period may unpredictably and adversely impact our consolidated operating results, our asset and liability balances and our cash flows in our consolidated financial statements, even if their value has not changed in their original currency.

During fiscal 2014, approximately 40% of our consolidated net sales were generated outside the United States, while such sales outside the United States were 37% of net sales in 2013 and 28% in 2012. Sales from outside our United States markets may continue to represent a significant portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

In addition, we market products under brands licensed under trademark license agreements, including Linda McCartney®, the Sesame Street name and logo and other Sesame Workshop intellectual property on certain of our Earth’s Best® products, Cadbury®, Rose’s® and Candle Cafe™ brand. We believe that these trademarks have significant value and are instrumental in our ability to create and sustain demand for and to market those products offerings. We cannot assure you that these trademark license agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademark license agreements may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks and suspend sales of products using such trademarks.

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

Our financial success is directly dependent on the consumer perception of our brands. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our results could be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to real or perceived quality issues or the Company is perceived to act in an irresponsible manner. In addition, it is possible for such information, misperceptions, and opinions to be shared quickly and disseminated widely due to the continued growing use of social and digital media.

We may be subject to significant liability should the consumption of any of our products cause illness or physical harm.

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. In addition, customers may cancel orders for such products as a result of such events. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm, including the risk of reputational harm being magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms and social media sites, could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We may be subject to significant liability that is not covered by insurance.

We believe that the extent of our insurance coverage is consistent with industry practice. However, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in part, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Such inventory and business interruption losses may not be covered by our insurance policies. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.

We rely on independent certification for a number of our products.

We rely on independent certification, such as certifications of our products as “organic”, “Non-GMO”, or “kosher,” to differentiate our products from others. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

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

Quarterly fluctuations in our sales volume and results of operations are due to a number of factors relating to our business, including the timing of trade promotions, advertising, consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy or other operating costs. The impact on sales volume and results of operations due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our sales, operating results or cash flows in any quarter in a fiscal year as indicators for other quarters in that fiscal year.

An impairment in the carrying value of goodwill or other acquired intangible assets could materially and adversely affect our consolidated results of operations and net worth.

As of June 30, 2014, we had approximately $1.79 billion of goodwill and other intangible assets (primarily indefinite-lived intangible assets associated with our brands) on our balance sheet as a result of the acquisitions we have made since our inception. The value of these intangible assets depends on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to these intangibles may be caused by factors outside of our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in market interest rates or lower than expected sales and profit growth rates. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived intangible assets. Impairment analysis and measurement is a process that requires considerable judgment. We determine the fair value of our indefinite-lived intangibles using the relief from royalty method. Significant and unanticipated changes in the value of our reporting units or our indefinite-lived intangible assets could require a charge for impairment in a future period that could substantially affect our consolidated earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth.

Our reviews in fiscal 2012, 2013 and 2014 did not indicate an impairment related to our continuing operations; however, if our common stock price trades below book value per share for a sustained period, if there are changes in market conditions or a future downturn in our business, or if future interim or annual impairment tests indicate an impairment of our goodwill or indefinite-lived intangible assets, we may have to recognize additional non-cash impairment charges which may materially adversely affect our consolidated results of operations and net worth. For further details, see Note 8, Goodwill and Other Intangible Assets, to our consolidated financial statements for the fiscal year ended June 30, 2014.

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

Additionally, we do not have operating control of our joint venture. Because we do not own a majority or maintain voting control of our joint venture, we do not have the ability to control its policies, management or affairs. The management team of the joint venture could make business decisions without our consent that could impair the economic value of our investments. Any such diminution in the value of our investments could have an adverse impact on our business, results of operations, cash flows and financial condition.

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

Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing, and disrupt the operations of our suppliers and customers.

We depend on stable, liquid and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows, financial assets, access to capital and credit markets and revolving credit agreement will permit us to meeting our financing needs for the foreseeable future, there can be no assurance that future volatility or disruption in the capital and credit markets and the state of the economy, including the food and beverage industry, will not impair our liquidity or increase our costs of borrowing. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

Failure to meet expectations for our financial performance will likely adversely affect the price and volatility of our stock.

Failure to meet expectations, particularly with respect to net sales, earnings per share and operating cash flows may result in a decline and/or increased volatility in the price of our stock. In addition, volatility in the stock market as a whole may affect the price of our stock in ways that may be unrelated to our financial performance.

Our Officers and Directors may be able to control our actions.

Our officers and directors beneficially owned (assuming the exercise of all stock options held by our officers and directors) approximately 4.8% of our common stock as of June 30, 2014. Accordingly, our officers and directors may be in a position to influence the election of our directors and otherwise influence stockholder action.

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

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties
Our primary facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Headquarters office	Lake Success, NY	86,000	2029
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing and distribution (Flours and grains)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods and pouch filling)	West Chester, PA	105,000	Owned
Manufacturing (Snack products)	Moonachie, NJ	75,000	Owned
Manufacturing and distribution center (Snack products)	Mountville, PA	100,000	2017
Manufacturing and distribution (Pasta)	Shreveport, LA	37,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2015
Manufacturing (Meat-alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks and personal care products)	Ontario, CA	375,000	2015
Distribution center (Tea)	Boulder, CO	81,000	2019
Distribution center (Meat-alternatives)	Boulder, CO	45,000	Month to month
Manufacturing and distribution (Breads, buns, and related products)	Boulder, CO	66,000	2015
Distribution center (Personal care)	Culver City, CA	26,000	2015
Manufacturing and distribution (Cold-pressed juice drinks)	Long Island City, NY	10,000	2019
Manufacturing and distribution (Cold-pressed juice drinks)	Hawthorne, CA	17,000	2016
Manufacturing (Meat-alternatives)	Vancouver, BC, Canada	76,000	Owned
Manufacturing, distribution and offices (Non-dairy beverages)	Troisdorf, Germany	131,000	2027
Manufacturing and offices (Organic food products)	Andiran, France	39,000	Owned
Distribution (Organic food products)	Nerrac, France	18,000	Owned
Manufacturing and distribution (Crackers)	Larvik, Norway	16,000	2019
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing and offices (classic rice products)	Rainham, England	80,000	Owned
Manufacturing (ready-to-heat rice products)	Rainham, England	69,000	Owned
Manufacturing (Fresh prepared fruit products)	Luton, England	97,000	2015
Manufacturing (Hot-eating desserts)	Clitheroe, England	38,000	2026
Manufacturing (Fresh fruit and salads)	Leeds, England	37,000	2022
Manufacturing (Chilled soups)	Grimsby, England	61,000	2029
Manufacturing (Chilled soups)	Peterborough, England	54,000	2020
Distribution (Chilled products)	Peterborough, England	35,000	Owned
Manufacturing (Desserts and meat-free frozen products)	Fakenham, England	101,000	Owned
Manufacturing (Juices, Smoothies and Ingredients)	Ashford, England	53,000	Owned
We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Europe and other parts of the world.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.
For further information regarding our lease obligations, see Note 16, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements. For further information regarding the use of our properties by segments, see Item 1, Business - Production.

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

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our Common Stock for each fiscal quarter from July 1, 2012 through June 30, 2014.

	Common Stock
	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
First Quarter	$85.48	$64.75	$73.72	$51.38
Second Quarter	91.41	72.34	66.21	51.51
Third Quarter	98.83	80.02	62.64	52.12
Fourth Quarter	95.36	82.77	70.21	59.25

As of August 20, 2014, there were 301 holders of record of our Common Stock.

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

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
April 2014	—		—	—	—
May 2014	—		—	—	—
June 2014	17	(1)	87.39	—	—
Total	17		87.39	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Equity Compensation Plan Information

The following table sets forth certain information, as of June 30, 2014, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A) (1)
Equity compensation plans approved by security holders	1,337,145	$19.65	5,105,787
Equity compensation plans not approved by security holders	None	None	None
Total	1,337,145	$19.65	5,105,787

(1)
Of the 5,105,787 shares available for future issuance under our equity compensation plans, 5,093,742 shares are available for grant under the Amended and Restated 2002 Long Term Incentive and Stock Award Plan and 12,045 shares are available for grant under the 2000 Directors Stock Plan.

Performance Graph
The following graph compares the performance of our common stock to the S&P 500 Index and to the S&P Packaged Foods and Meats Index (in which we are included) for the period from June 30, 2009 through June 30, 2014. The comparison assumes $100 invested on June 30, 2009.

Item 6.        Selected Financial Data

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. As described further in Note 5, Discontinued Operations, in the Notes to the Consolidated Financial Statements, the Company made the decision during fiscal 2012 to sell its private-label chilled ready meals and sandwich operations in the United Kingdom, and as such, the results of these businesses have been classified as discontinued operations for all periods presented. Amounts are in thousands except for per share amounts.

	Fiscal Year ended June 30,
	2014	2013	2012 (a)	2011	2010
Operating results:
Net sales	$2,153,611	$1,734,683	$1,378,247	$1,108,546	$890,007
Income from continuing operations attributable to The Hain Celestial Group, Inc.	$141,480	$119,793	$94,214	$58,971	$38,191
(Loss) from discontinued operations attributable to The Hain Celestial Group, Inc.	$(1,629)	$(5,137)	$(14,989)	$(3,989)	$(9,572)
Net income attributable to The Hain Celestial Group, Inc.	$139,851	$114,656	$79,225	$54,982	$28,619

Basic net income/(loss) per common share:
From continuing operations	$2.89	$2.59	$2.12	$1.37	$0.93
From discontinued operations	(0.03)	(0.11)	(0.33)	(0.10)	(0.23)
Net income per common share - basic	$2.86	$2.48	$1.79	$1.27	$0.70

Diluted net income/(loss) per common share:
From continuing operations	$2.83	$2.52	$2.05	$1.32	$0.92
From discontinued operations	(0.03)	(0.11)	(0.32)	0.09	(0.23)
Net income per common share - diluted	$2.80	$2.41	$1.73	$1.23	$0.69

Financial position:
Working capital	$379,439	$301,042	$245,999	$200,383	$174,967
Total assets	$2,965,317	$2,258,494	$1,673,593	$1,333,504	$1,198,087
Long-term debt	$767,827	$653,464	$390,288	$229,540	$225,004
Stockholders’ equity	$1,619,867	$1,201,555	$964,602	$866,703	$765,723

(a)	The loss from discontinued operations in fiscal 2012 includes impairment charges of $14.9 million, or $0.32 per diluted share.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2014 Consolidated Financial Statements and the related Notes and “Item 1A. Risk Factors” contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company’s private-label chilled ready meals and sandwich businesses, including the Daily BreadTM brand name, in the United Kingdom, are classified as discontinued operations for all periods presented.

Overview
We manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in many organic and natural products categories, with an extensive portfolio of well-known brands. Our operations are managed in four operating segments: United States, United Kingdom, Canada and Europe. Our business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales people, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market retailers, e-tailers, food service channels and club, drug and convenience stores. We manufacture domestically and internationally and our products are sold in more than 65 countries.

We have acquired numerous brands since our formation and our goal is to continue to grow both organically as well as through the acquisition of complementary brands. We consider the acquisition of organic and natural food and personal care products companies or product lines a part of our business strategy. We also seek to broaden the distribution of our key brands across all sales channels and geographies. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic and timely introductions of new products that complement and provide innovation to existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthier Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.
The global economic and political environment remains challenging. With the recent acquisitions we have made, a larger proportion of our sales take place outside of the United States. During fiscal 2014, approximately 40% of our consolidated net sales were generated outside the United States, while such sales outside the United States were 37% of net sales in 2013 and 28% in 2012. A deterioration in economic or political conditions in the areas in which we operate may have an adverse impact on our sales volumes and profitability. Our future success will depend in part on our ability to manage continued global economic or political uncertainty, particularly in our significant geographic markets. Generally, energy and commodity prices continue to be volatile, and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.
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

Recent Developments
On January 13, 2014, we acquired Tilda Limited (“Tilda”), a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the brand names Tilda®, Akash® and Abu Shmagh® to consumers in over 40 countries, principally in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. On June 18, 2014, we also completed the acquisition of certain assets of Tilda Riceland in India. Consideration in these transactions consisted of cash totaling $126.3 million (which is net of cash acquired and based on the exchange rates in effect at the respective transaction dates), which remain subject to certain adjustments, 1,646,173 shares of the Company’s common stock valued at $148.4 million and deferred consideration (the “Vendor Loan Note”) for £20.0 million issued by the Company which is payable within one year following completion of the acquisition, with a portion being payable in Company shares at the Company’s option. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility.

On February 6, 2014, the Company completed the sale of the Grains Noirs business in Europe. As a result of the sale, a loss on disposal of $2.8 million was recorded during the fiscal year ended June 30, 2014. The operating results of Grains Noirs were not material to the Company’s consolidated financial statements.

On April 28, 2014, the Company acquired Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc. (“Rudi’s”), a leading organic and gluten-free company with facilities in Boulder, Colorado. Under the Rudi’s Organic Bakery® and Rudi’s Gluten-Free Bakery brands, Rudi’s offers a range of approximately 60 products including USDA certified organic breads, buns, bagels, tortillas, wraps and soft pretzels and various gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing in the United States and Canada. Consideration in the transaction consisted of cash totaling $50.6 million (which remains subject to a working capital adjustment) and 133,744 shares of the Company’s common stock valued at $11.2 million. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility.

Results of Operations

FISCAL 2014 COMPARED TO FISCAL 2013

Consolidated Results

Net Sales
Net sales in fiscal 2014 were $2.15 billion, an increase of $418.9 million, or 24.2%, from net sales of $1.73 billion in fiscal 2013.

The sales increase primarily resulted from an increase in sales of $186.3 million in the United States and an increase of $217.0 million in the United Kingdom. Foreign currency exchange rates resulted in increased net sales of $18.3 million as compared to the prior year. Refer to the Segment Results section for additional discussion.

Gross Profit
Gross profit in fiscal 2014 was $567.2 million, an increase of $92.3 million, or 19.4%, from last year’s gross profit of $474.9 million. Gross margin in fiscal 2014 was 26.3% of net sales compared to 27.4% of net sales for fiscal 2013. The change in gross margin resulted from a shift in promotional spending from activities classified as selling expenses to activities classified as reductions in sales in the United States, which impacted gross margin by approximately 50 basis points. Additionally, gross profit was impacted by a charge recorded during fiscal 2014 of $6.0 million related to our August 2014 voluntary recall of certain nut butters which negatively impacted gross margin by approximately 30 basis points. Finally, we incurred costs associated with start-up activities in certain of our factories in Europe and the United Kingdom. This was partially offset by the current year acquisition of Tilda, which operates at slightly higher margins than the other businesses in the United Kingdom. In addition, we experienced generally higher input costs, offset partially by productivity initiatives and price increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $311.3 million, an increase of $36.5 million, or 13.3%, in fiscal 2014 from $274.8 million in fiscal 2013. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. Selling, general and administrative expenses as a percentage of net sales was 14.5% in fiscal 2014 and 15.8% in fiscal 2013, a decrease of 130 basis points primarily attributable to achieving additional operating leverage on our SG&A infrastructure as a result of higher sales volume. Additionally, as discussed above, we experienced a shift in promotional activities in the United States which resulted in a reduction of certain selling expenses.

Amortization of acquired intangibles
Amortization of acquired intangibles was $15.6 million, an increase of $3.4 million, or 28.0%, in fiscal 2014 from $12.2 million in fiscal 2013. The increase is due to intangibles acquired as a result of the Company’s current year acquisitions of Tilda and Rudi’s, as well as the full year impact of prior year acquisitions, principally Ella’s Kitchen which was acquired in the fourth quarter of fiscal 2013.

Acquisition Related Expenses, Restructuring and Integration Charges
We incurred acquisition, restructuring and integration related expenses aggregating $12.6 million in the fiscal year ended June 30, 2014, of which $7.9 million relate to professional fees and stamp duty associated with our current year acquisitions. Additionally, we recorded $8.3 million of integration and restructuring costs related to the ongoing integration of certain activities in the United Kingdom and a sales reorganization in the United States. Finally, a net reduction of expense of $3.6 million was recorded related to adjustments to the carrying amount of acquisition related contingent consideration liabilities.
We incurred acquisition, restructuring and integration related expenses aggregating $13.6 million in the fiscal year ended June 30, 2013, which were primarily related to the acquisition of the UK Ambient Grocery Brands, Ella’s Kitchen and BluePrint, and to a lesser extent  restructuring and integration charges related to the ongoing integration activities of certain functions in the United Kingdom into the Daniels operations. Additionally, we recorded contingent consideration expense of $2.3 million in fiscal 2013 based on then current estimates of the liability.

Operating Income
Operating income in fiscal 2014 was $227.7 million, an increase of $53.4 million, or 30.6%, from $174.3 million in fiscal 2013. The increase in operating income resulted primarily from the increased sales and gross profit. Operating income as a percentage of net sales was 10.6% in fiscal 2014 compared with 10.0% in fiscal 2013. The change in operating income percentage is attributable to the items described above.

Interest and Other Expenses, net
Interest and other expenses, net (which includes foreign currency gains and losses) were $20.1 million for fiscal 2014 compared to $20.5 million for fiscal 2013. Net interest expense totaled $23.4 million in fiscal 2014, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in fiscal 2013 was $19.4 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the current year acquisitions. Net other expenses was a reduction in expense of $3.3 million for fiscal 2014 as compared to expense of $1.1 million for fiscal 2013. The net gain recorded in the current year is primarily due to unrealized foreign currency gains associated with the remeasurement of foreign currency denominated intercompany balances.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees
Income before income taxes and equity in the after tax earnings of our equity-method investees for the fiscal years ended June 30, 2014 and 2013 was $207.6 million and $153.8 million, respectively. The increase was due to the items discussed above.

Income Taxes
The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $70.1 million in fiscal 2014 compared to $34.3 million in fiscal 2013. Our effective income tax rate from continuing operations was 33.8% of pre-tax income in fiscal 2014 compared to 22.3% in fiscal 2013. The effective tax rate in fiscal 2014 was higher than the prior year primarily as a result of an income tax benefit of $13.2 million recorded in the prior year related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries. Additionally, we recorded valuation allowances totaling $2.2 million in the current year, primarily relating to losses incurred in Germany resulting from increased costs from the start-up of our new non-dairy beverage factory, as compared to a benefit of $1.7 million that we recorded in the prior year from the reversal of valuation allowances in the United Kingdom based on the expected realization of those loss carryforwards.
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

Equity in Earnings of Equity-Method Investees
Our equity in the net income from our joint venture investments for the fiscal year ended June 30, 2014 was $4.0 million compared to $0.3 million for the fiscal year ended June 30, 2013. The increase in our share of income from our equity-method investees as compared to the prior year is due to increased income recorded by both our HPP and HHO joint ventures. Our equity in the earnings of HPP were $3.0 million in fiscal 2014 and $2.2 million in fiscal 2013. Our share of HHO’s earnings increased to $1.0 million as compared to a loss of $1.9 million in the prior year. The increase in our share of HHO’s earnings was primarily due to a gain recorded in the current year on their previously discontinued infant formula business resulting from a judgment rendered in favor of HHO with a supplier. Additionally, HHO’s continuing operations are currently recording positive income.

On July 17, 2014, we acquired the remaining 51.3% of HPP that we did not already own, at which point HPP became our wholly-owned subsidiary. As such, in fiscal 2015, HPP will no longer be accounted for as an equity method investee, but rather its operations will be included in the consolidated financial statements.

Income From Continuing Operations
Income from continuing operations for the fiscal years ended June 30, 2014 and 2013 was $141.5 million and $119.8 million, or $2.83 and $2.52 per diluted share, respectively. The increase was attributable to the factors noted above.

Discontinued Operations
Our loss from discontinued operations for the fiscal year ended June 30, 2014 and 2013 was $1.6 million and $5.1 million, respectively. The loss from discontinued operations in fiscal 2014 relates to the $2.8 million loss on the sale of the Company’s Grains Noirs business in Europe, which was completed on February 6, 2014, offset partially by a $1.1 million gain related to the finalization of a working capital adjustment on the sale of the CRM business in fiscal 2012. The results of Grains Noirs’ operations were not material to the Company’s consolidated financial statements. During fiscal 2013, net sales and operating loss reported within discontinued operations was $15.3 million and $1.2 million, respectively.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the fiscal years ended June 30, 2014 and 2013:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Fiscal 2014 net sales	$1,282,175	$637,454	$233,982	$—	$2,153,611
Fiscal 2013 net sales	$1,095,867	$420,408	$218,408	$—	$1,734,683
% change - Fiscal 2014 vs. 2013	17.0%	51.6%	7.1%		24.2%

Fiscal 2014 operating income	$211,864	$52,661	$17,397	$(54,185)	$227,737
Fiscal 2013 operating income	$177,352	$31,069	$18,671	$(52,780)	$174,312
% change - Fiscal 2014 vs. 2013	19.5%	69.5%	(6.8)%		30.6%

Fiscal 2014 operating income margin	16.5%	8.3%	7.4%		10.6%
Fiscal 2013 operating income margin	16.2%	7.4%	8.5%		10.0%

(1)
Includes $10,076 and $16,634 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2014 and 2013, respectively. Of those amounts, $945 and $4,491 are recorded in cost of sales for the fiscal years ended June 30, 2014 and 2013, respectively. Corporate and other also includes a net reduction of expense of $3,616 for the fiscal year ended June 30, 2014 and expense of $2,336 for the fiscal year ended June 30, 2013, related to adjustments of the carrying value of contingent consideration. Additionally, $6,000 of expense is included in Corporate and other for the fiscal year ended June 30, 2014 related to a voluntary recall of certain nut butters.

Our operations are managed in four operating segments: United States, United Kingdom, Canada and Europe. The United States and the United Kingdom are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

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
Our net sales in the United States in fiscal 2014 were $1.28 billion, an increase of $186.3 million, or 17.0%, from net sales of $1.10 billion in fiscal 2013. The sales increase was principally due to the impact of our prior year acquisitions of BluePrint and Ella’s Kitchen, and to a lesser extent our current year acquisition of Rudi’s. These brands accounted for approximately $153.3 million and $38.0 million of the total United States segment sales for fiscals 2014 and 2013, respectively, which included increased volume from the prior year under our ownership. Additionally, our sales increased due to increases in the volume of our products sold as a result of increased consumption and expanded distribution. We experienced volume growth in many of our brands, including Sensible Portions, The Greek Gods, Spectrum, Garden of Eatin’, Earth’s Best, Celestial Seasonings, Alba Botanica and JASON. We also experienced a shift in promotional spending from activities classified as selling expenses to activities classified as reductions of sales. Selling prices charged to customers increased from the prior year for certain products where input costs increased, however such price increases did not have a material impact on our total net sales increase in the United States. Operating income in the United States in fiscal 2014 was $211.9 million, an increase of $34.5 million, or 19.5%, from operating income of $177.4 million in fiscal 2013. Operating income as a percentage of net sales in the United States increased to 16.5% from 16.2% during these periods. The improvement primarily resulted from the continued leverage of the Company’s expense base and productivity improvements, offset partially by higher input costs and amortization expense on acquired intangible assets.
Our net sales in the United Kingdom in fiscal 2014 were $637.5 million, an increase of $217.0 million, or 51.6%, from net sales of $420.4 million in fiscal 2013. The sales increase was primarily a result of the acquisition of Tilda on January 13, 2014, which accounts for $103.9 million of the increase. Additionally, the increase was attributable to the full year impact of the prior year acquisition of the UK Ambient Grocery Brands. These two acquisitions accounted for approximately $359.0 million and $161.6 million of the total United Kingdom sales for fiscals 2014 and 2013, respectively, which included increased volume from the prior year under our ownership. Foreign currency exchange rates resulted in increased net sales of $21.1 million over the prior year. The results for fiscal 2014 do not include a full year of sales for a soup agreement with a major retailer, which became effective in October 2013. Operating income in the United Kingdom in fiscal 2014 was $52.7 million, an increase of $21.6 million, from $31.1 million in fiscal 2013. The increase in operating income and operating income margin was primarily due to the acquisition of Tilda, which operates at slightly higher margins than the other business lines in the United Kingdom. This increase was offset partially by start-up costs associated with new lines at the Company’s soup and desserts manufacturing facilities and additional costs at Tilda related to service fees from the India sourcing business prior to June 18, 2014, the date we acquired those sourcing assets and business. These items resulted in additional costs in the current fiscal year totaling $3.1 million.
Our net sales in the Rest of World were $234.0 million in fiscal 2014, an increase of $15.6 million, or 7.1%, from fiscal 2013. The increase was primarily the result of increased sales in Europe and Canada as demand for our products remains strong. In local currency, net sales in the Rest of World increased 8.4%. This increase was impacted by net unfavorable foreign currency exchange rates, which resulted in decreased sales of $2.8 million as compared to the prior fiscal year, the disposal of the Grains Noirs business and certain private label non-dairy beverage business in Europe that we discontinued. Operating income as a percentage of net sales decreased to 7.4% from 8.5%, primarily due to production start-up costs in our non-dairy beverage factory in Europe as well as unfavorable Canadian Dollar exchange rates, which impact costs of goods sold due to intercompany purchases of inventory from the United States.

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

Gross Profit
Gross profit in fiscal 2013 was $474.9 million, an increase of $92.4 million, or 24.2%, from last year’s gross profit of $382.5 million. Gross margin in fiscal 2013 was 27.4% of net sales compared to 27.8% of net sales for fiscal 2012. The change in gross margin resulted from the mix of product sales, including the full year margin impact related to the inclusion of Daniels and the current year acquisition of the UK Ambient Grocery Brands which operate at slightly lower relative margins. In addition, we experienced generally higher input costs, offset partially by productivity initiatives and price increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $274.8 million, an increase of $45.2 million, or 19.7%, in fiscal 2013 from $229.6 million in fiscal 2012. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. Selling, general and administrative expenses as a percentage of net sales was 15.8% in fiscal 2013 and 16.7% in fiscal 2012, a decrease of 90 basis points primarily related to the inclusion of Daniels and the UK Ambient Grocery Brands which operate with lower relative expenses. Additionally, we achieved additional operating leverage on our SG&A infrastructure as a result of higher sales volume.

Amortization of acquired intangibles
Amortization of acquired intangibles was $12.2 million, an increase of $4.2 million, or 51.8%, in fiscal 2013 from $8.0 million in fiscal 2012. The increase is due to the intangibles acquired as a result of the Company’s current year acquisitions, as well as the full year impact of prior year acquisitions.

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

Segment Results

The following table provides a summary of net sales and operating income/(loss) by reportable segment for the fiscal years ended June 30, 2013 and 2012:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Fiscal 2013 net sales	$1,095,867	$420,408	$218,408	$—	$1,734,683
Fiscal 2012 net sales	$991,626	$192,352	$194,269	$—	$1,378,247
% change - Fiscal 2013 vs. 2012	10.5%	118.6%	12.4%		25.9%

Fiscal 2013 operating income	$177,352	$31,069	$18,671	$(52,780)	$174,312
Fiscal 2012 operating income	$149,791	$9,690	$13,347	$(21,300)	$151,528
% change - Fiscal 2013 vs. 2012	18.4%	220.6%	39.9%		15.0%

Fiscal 2013 operating income margin	16.2%	7.4%	8.5%		10.0%
Fiscal 2012 operating income margin	15.1%	5.0%	6.9%		11.0%

(1)
Includes $16,634 and $7,974 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2013 and 2012, respectively. Corporate and other also includes $2,336 of expense for the fiscal year ended June 30, 2013 and a reduction of expense of $14,627 for the fiscal year ended June 30, 2012 related to net reversals of the carrying value of contingent consideration.

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
Our net sales in the United States in fiscal 2013 were $1.10 billion, an increase of $104.2 million, or 10.5%, from net sales of $991.6 million in fiscal 2012. The sales increase was directly related to continued improved consumption and expanded distribution with growth from many of our brands, including Earth’s Best, Celestial Seasonings, MaraNatha, Spectrum, The Greek Gods, Garden of Eatin’, Alba Botanica, and JASON, and to a lesser extent the current year acquisitions of BluePrint and Ella’s Kitchen. Operating income in the United States in fiscal 2013 was $177.4 million, an increase of $27.6 million, or 18.4%, from operating income of $149.8 million in fiscal 2012. Operating income as a percentage of net sales in the United States increased to 16.2% from 15.1% during these periods. The improvement primarily resulted from the continued leverage of the Company’s expense base, price increases and productivity improvements, offset partially by higher input costs and amortization expense on acquired intangible assets. Additionally, sales in the United States were impacted by the shift in sales responsibilities in Canada for the Sensible Portions brand to the Company’s Canadian operations in fiscal year 2013, which accounted for approximately $10.9 million included in United States sales for fiscal 2012.
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
Our net sales in the Rest of World were $218.4 million in fiscal 2013, an increase of $24.1 million, or 12.4%, from fiscal 2012. The increase was primarily the result of increased sales in Canada due to expanded distribution, including the aforementioned shift in sales responsibilities for the Sensible Portions brand, and the acquisition of the Europe’s Best brand in the second quarter of fiscal 2012. This increase was partially offset by an unfavorable impact of foreign currency exchange rates, which resulted in decreased sales of $3.4 million as compared to the prior fiscal year. Operating income as a percentage of net sales increased to 8.5% from 6.9%, reflecting the continued leveraging of the existing cost structure.

Liquidity and Capital Resources
We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.
Our cash balance increased $82.5 million during the year ended June 30, 2014 to $123.8 million. Our working capital was $379.4 million at June 30, 2014, an increase of $78.4 million from $301.0 million at the end of fiscal 2013. The increase was due principally to the aforementioned increase in cash, a $54.3 million increase in accounts receivable, a $70.1 million increase in inventories, offset partially by a $62.4 million increase in accounts payable and accrued expenses and a $87.6 million increase in the current portion of long-term debt. These increases were principally a result of the acquisition of Tilda during the current period, improved working capital management and cash generated from operations.
Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. With the current exception of Canada, it is the Company’s current intent to permanently reinvest its foreign earnings outside the United States. As of June 30, 2014, approximately 53% of the total cash balance is held outside of the United States and Canada. Although a portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.
We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2014, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year ended June 30,
(amounts in thousands)	2014	2013	2012
Cash flows provided by (used in):
Operating activities	$184,768	$120,962	$121,960
Investing activities	(206,236)	(406,136)	(270,664)
Financing activities	100,821	296,137	147,423
Exchange rate changes	3,135	405	3,659
Net increase in cash	$82,488	$11,368	$2,378

Net cash provided by operating activities was $184.8 million for the fiscal year ended June 30, 2014, compared to $121.0 million provided in fiscal 2013 and $122.0 million provided in fiscal 2012. The increase in cash provided by operations in fiscal 2014 as compared to fiscal 2013 resulted from a $28.0 million increase in net income and other non-cash items and an increase of $34.1 million due to changes in our working capital. Cash used for changes in operating assets and liabilities (which is exclusive of the opening balances of acquired companies), primarily resulted from improved accounts receivable management. The increase in cash provided by operating activities in fiscal 2013 resulted from a $46.4 million increase in net income and other non-cash items, offset by a $47.4 million net decrease due to changes in our working capital.
In the fiscal year ended June 30, 2014, we used $206.2 million of cash in investing activities. We used $177.3 million of cash in connection with our acquisitions, including Tilda and Rudi’s, and $41.6 million for capital expenditures as discussed further below. These amounts were partially offset by $8.3 million of repayments of advances previously made to HPP and HHO. We used cash in investing activities of $406.1 million during the fiscal year ended June 30, 2013, which primarily included $350.4 million in connection with our acquisitions of the UK Ambient Grocery Brands, BluePrint and Ella’s Kitchen, and $72.9 million for capital expenditures. We used cash in investing activities of $270.7 million during the fiscal year ended June 30, 2012, which principally included $257.3 million in connection with our acquisitions of the assets and business of The Daniels Group, Europe’s Best and Cully & Sully and $20.4 million for capital expenditures.
Net cash of $100.8 million was provided by financing activities for the fiscal year ended June 30, 2014. We had proceeds from exercises of stock options of $7.3 million in fiscal 2014. We also had net borrowings of $108.3 million under our revolving credit facility, which was used to fund the current year acquisitions. In addition, we paid $11.8 million during the year to settle contingent consideration liabilities for an acquired business. During fiscal 2013, net cash of $296.1 million was provided by financing activities. We had proceeds from exercises of stock options of $12.8 million and from net borrowings under our Credit Agreement of $263.5 million, which was used to fund our acquisitions of the UK Ambient Grocery Brands, BluePrint and Ella’s Kitchen. During fiscal 2012, net cash of $147.4 million was provided by financing activities. We had proceeds from exercises of stock options of $14.2 million and from net borrowings under our Credit Agreement of $161.0 million. These items were partially offset by $32.4 million of contingent consideration paid related to the acquisitions of Sensible Portions and The Greek Gods brands.
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

	Fiscal Year ended June 30,
(amounts in thousands)	2014	2013	2012
Cash flow provided by operating activities	$184,768	$120,962	$121,960
Purchase of property, plant and equipment	(41,611)	(72,877)	(20,427)
Operating free cash flow	$143,157	$48,085	$101,533

Our operating free cash flow was $143.2 million for the fiscal year ended June 30, 2014, an increase of $95.1 million from the fiscal year ended June 30, 2013. The increase in our operating free cash flow resulted from our increased earnings, improved working capital management and lower capital expenditures. Our recent capital expenditures principally relate to the the acquisition of equipment for a new non-dairy production facility in Europe, the expansion of our production facilities in the United Kingdom to accommodate new products and increased volume, such as chilled desserts and soup, a new snacks factory in the United States and the relocation to our new worldwide headquarters. We expect that our capital spending for the next fiscal year will be approximately $40 million, which will include continued improvement and expansion of certain of our current manufacturing facilities.
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2014 and 2013, $150.0 million of the senior notes was outstanding.
We also have a credit agreement which provides us with a $850 million revolving credit facility (the “Credit Agreement”) which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of June 30, 2014 and 2013, there were $614.5 million and $503.4 million of borrowings outstanding, respectively, under the Credit Agreement.
The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature.
Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52 million.  Outstanding borrowings are secured by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin.
Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2014 are as follows:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations (1)	$926,346	$122,785	$186,106	$617,455	$—
Operating lease obligations	99,194	16,075	19,209	12,898	51,012
Purchase obligations	299,176	252,706	46,470	—	—
Other contractual obligations (2)	13,080	7,211	3,200	2,669	—
Total contractual obligations	$1,337,796	$398,777	$254,985	$633,022	$51,012

(1)	Including interest.

(2)
Amounts include contingent consideration arrangements and employment contracts. Additionally, as of June 30, 2014, we had non-current unrecognized tax benefits of $2.4 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.

On October 24, 2012, we filed a “well-known seasoned issuer” shelf registration statement with the SEC which registers an indeterminate amount of securities for future sale. The shelf registration statement expires on October 24, 2015.
We believe that our cash on hand of $123.8 million at June 30, 2014, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2015 capital expenditures of approximately $40 million, and the $138.9 million of debt and lease obligations described in the table above, during the 2015 fiscal year.

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
Valuation of Accounts and Chargebacks Receivable
We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While United Natural Foods, Inc. represented approximately 13% and Walmart and its affiliates Sam’s Club and ASDA, together represented approximately 11% of our trade receivable balance at June 30, 2014, we believe there is no significant or unusual credit exposure at this time.
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
The accounting for the acquisitions we have made requires that the assets and liabilities acquired, as well as any contingent consideration that may be part of the agreement, be recorded at their respective fair values at the date of acquisition. This requires management to make significant estimates in determining the fair values, especially with respect to intangible assets, including estimates of expected cash flows, expected cost savings and the appropriate weighted average cost of capital. As a result of these significant judgments to be made we often obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Because the fair value and the estimated useful life of an intangible asset is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. See Note 4 of the Notes to Consolidated Financial Statements.
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
Goodwill and Intangible Assets
The carrying value of goodwill, which is allocated to the Company’s reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment as of the first day of the fourth quarter of each fiscal year, and on an interim basis if events or circumstances warrant it. Events or circumstances that might indicate an interim valuation is warranted include unexpected changes in business conditions, economic factors or a sustained decline in the Company’s market capitalization below the Company’s carrying value. During the annual impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. For our fiscal 2014 goodwill impairment test, we determined that it was not necessary for four of our reporting units to apply the traditional two-step quantitative impairment test in ASC 350 based on qualitative information that it is more likely than not that the fair value of those reporting units exceeded their carrying values.
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
We completed our annual impairment testing of goodwill and our trade names as of April 1, 2014. The analysis and assessment of these assets indicated that no impairment was required as either the fair values equaled or exceeded the recorded carrying values (for our indefinite-lived intangible assets and certain reporting units), or as described above, the qualitative assessment resulted in a determination that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount (for certain of our reporting units). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The estimated fair value of our Europe reporting unit exceeded its carrying value by approximately 10%. This reporting unit represented approximately 1.5% of our goodwill balance as of April 1, 2014. Holding all other assumptions constant at the testing date, a one percentage point increase in the discount rate used in the testing of this unit would reduce the estimated fair value to approximately its carrying value. The estimated fair value of the New Covent Garden Soup Co.® trademark, which represents approximately 6% of our total trademarks and other intangible asset balance as of April 1, 2014, approximates its carrying value. While we believe the operations can support the values of goodwill and intangible assets reported, this reporting unit and tradename are the most sensitive to changes in the underlying assumptions.
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
We have deferred tax benefits related to carryforward losses in the United Kingdom and Germany against which full valuation allowances have been recorded. Prior to the acquisition of Daniels, the Company’s United Kingdom subsidiaries had recorded historical losses and had been affected by restructuring and other charges. These losses represented sufficient evidence for management to determine that a full valuation allowance for these carryforward losses was appropriate. Under current U.K. tax law, our carryforward losses have no expiration. If the Company is able to realize any of these carryforward losses in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance. We also have deferred tax assets in the United Kingdom related to fixed assets, for which full valuation allowances had been recorded. During fiscal 2013, we released these valuation allowances as we began to realize the benefits of such amounts.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, for information regarding recent accounting pronouncements.

Note Regarding Forward Looking Information
Certain statements contained in this Annual Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “seek”, “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) our intention to grow through acquisitions as well as internal expansion; (ii) increased distribution; (iii) the integration of our brands and the resulting impact thereof; (iv) the introduction of new products and the discontinuation of existing products; (v) seasonality; (vi) trade promotional spending by the U.S. segment; (vii) costs associated with compliance with regulations; (viii) the use of promotional incentives; (ix) research and development activities undertaken by our co-packers and suppliers; (x) the availability of alternative co-packers and the impact to our business if we are required to change our significant co-packing arrangements; (xi) trademarks; (xii) legal proceedings; (xiii) the entry into new markets; (xiv) the level of our sales made outside the United States; (xv) the payment of dividends; (xvi) our long term strategy for sustainable growth; (xvii) the economic environment; (xviii) our support of increased consumer consumption; (xix) higher input costs and the Company’s response thereto; (xx) the integration of acquisitions and the opportunities for growth related thereto; (xxi) our tax rate; (xxii) the repatriation of foreign cash balances; (xxiii) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xxiv) our expectations regarding our capital spending for fiscal year 2015; (xxv) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for fiscal year 2015; and (xxvi) inflation and the Company’s response thereto. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•
our ability to achieve our guidance for net sales and earnings per diluted share in fiscal year 2015 given the economic environment in the U.S. and other markets that we sell products as well as economic, political and business conditions generally and their effect on our customers and consumers' product preferences, and our business, financial condition and results of operations;

•	changes in estimates or judgments related to our impairment analysis of goodwill and other intangible assets, as well as with respect to the Company's valuation allowances of its deferred tax assets;

•	our ability to implement our business and acquisition strategy;

•	the ability of our joint venture investment to successfully execute its business plan;

•
our ability to realize sustainable growth generally and from investments in core brands, offering new products and our focus on cost containment, productivity, cash flow and margin enhancement in particular;

•	our ability to effectively integrate our acquisitions;

•	our ability to successfully consummate any proposed divestitures;

•	the effects on our results of operations from the impacts of foreign exchange;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing customers and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	international sales and operations;

•	changes in fuel, raw material and commodity costs;

•	changes in, or the failure to comply with, government regulations;

•	the availability of organic and natural ingredients;

•	the loss of one or more of our manufacturing facilities;

•	our ability to use our trademarks;

•	reputational damage;

•	product liability;

•	product recall or market withdrawal;

•	seasonality;

•	litigation;

•	the Company's reliance on its information technology systems; and

•	the other risk factors described in Item 1A above.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2014 and 2013 is summarized as follows. The sum of the net income per share from continuing and discontinued operations for each of the four quarters may not equal the net income per share for the full year, as presented, due to rounding.

	Three Months Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net sales	$477,484	$534,879	$557,420	$583,828
Gross profit	119,123	143,077	152,793	158,200
Operating income (a)	39,772	64,313	63,629	60,023
Income before income taxes and equity in earnings of equity-method investees	35,834	58,358	57,683	55,719
Income from continuing operations	27,655	40,083	38,018	35,724
Income/(loss) from discontinued operations, net of tax	—	1,148	(2,777)	—
Net income (a) (b)	27,655	41,231	35,241	35,724

Basic net income per common share:
From continuing operations	$0.58	$0.83	$0.77	$0.71
From discontinued operations	—	0.03	(0.06)	—
Net income per common share - basic	$0.58	$0.86	$0.71	$0.71

Diluted net income per common share:
From continuing operations	$0.57	$0.81	$0.75	$0.70
From discontinued operations	—	0.03	(0.06)	—
Net income per common share - diluted	$0.57	$0.84	$0.69	$0.70

	Three Months Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net sales	$359,807	$455,319	$456,087	$463,470
Gross profit	95,212	130,763	126,163	122,722
Operating income (c)	32,276	51,244	51,059	39,733
Income before income taxes and equity in earnings of equity-method investees	28,384	47,949	43,146	34,343
Income from continuing operations	19,788	32,243	41,829	25,933
(Loss) from discontinued operations, net of tax	(3,402)	(621)	(1,114)	—
Net income (c) (d)	16,386	31,622	40,715	25,933

Basic net income/(loss) per common share:
From continuing operations	$0.44	$0.70	$0.90	$0.55
From discontinued operations	(0.08)	(0.01)	(0.02)	—
Net income per common share - basic	$0.36	$0.69	$0.88	$0.55

Diluted net income/(loss) per common share:
From continuing operations	$0.42	$0.68	$0.87	$0.53
From discontinued operations	(0.07)	(0.01)	(0.02)	—
Net income per common share - diluted	$0.35	$0.67	$0.85	$0.53

(a)
Operating income was impacted by approximately $1.7 million ($1.1 million net of tax) for the three months ended September 30, 2013, $3.0 million ($2.1 million net of tax) for the three months ended December 31, 2013, $6.8 million ($4.4 million net of tax) for the three months ended March 31, 2014, and $5.7 million ($4.2 million net of tax) for the three months ended June 30, 2014 as a result of acquisition related expenses, restructuring and integration charges, as well as factory start-up costs. Additionally, operating income was impacted by approximately $1.8 million ($.7 million net of tax) for the three months ended December 31, 2013, $0.2 million ($0.2 million net of tax) for the three months ended March 31, 2014, and $1.7 million ($1.0 million net of tax) for the three months ended June 30, 2014 as a result of contingent consideration adjustments related to acquisitions.  Finally, operating income was impacted by approximately $6.0 million ($3.8 million net of tax) for the three months ended June 30, 2014, as a result of a charge recorded related to a voluntary nut butter recall.

(b)
Net income was favorably impacted by $0.2 million for the three months ended December 31, 2013, $0.5 million for the three months ended March 31, 2014, and $0.8 million for the three months ended June 30, 2014, as a result of gains on the sale of an available for sale investment. Additionally, net income was unfavorably impacted by $2.8 million for the three months ended March 31, 2014 as a result of a loss on discontinued operations.  Finally, net income was favorably impacted by $0.9 million for the three months ended June 30, 2014 as a result of a benefit recorded for a discontinued operation at one of our equity method investees (HHO).

(c)
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

(d)
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

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months. Historically, excluding any timing impact of acquired businesses within a fiscal year, net sales in the second fiscal quarter is the highest, and the Company’s earnings is the lowest in the first fiscal quarter and relatively consistent in the second, third and fourth fiscal quarters. We anticipate that this seasonality is likely to continue. Net sales and earnings for a fiscal year have been, and will be, impacted by the timing of acquisitions we complete. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

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

Interest Rates
We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of commercial paper and obligations of U.S. Government agencies. As of June 30, 2014, we had $614.5 million of variable rate debt outstanding under our Credit Agreement. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would impact net interest expense by approximately $4.9 million over the next fiscal year.
Foreign Currency Exchange Rates
Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.
During fiscal 2014, approximately 40% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 37% of net sales in 2013 and 28% of net sales in 2012. These revenues, along with related expenses and capital purchases are conducted in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would decrease by approximately $47 million and $4 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. dollar in fiscal 2014. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations.
We enter into forward contracts for the purpose of reducing the effect of exchange rate changes, primarily on forecasted intercompany purchases by our Canadian subsidiary, which we have designated as cash flow hedges. We had approximately $69.4 million in notional amounts of forward contracts at June 30, 2014. See Note 15, Financial Instruments Measured at Fair Value.
Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates of the last day of our fiscal year. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Income increased $90.6 million, net of tax, during the fiscal year ended June 30, 2014.
Ingredient Inputs Price Risk
The Company purchases ingredient inputs such as wheat, corn, soybeans, almonds, rice, canola oil, fruit and vegetables and dairy products, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2014. Based on our cost of goods sold during the twelve months ended June 30, 2014, such a change would have resulted in an increase or decrease to cost of sales of approximately $95 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2014 and 2013
Consolidated Statements of Income - Fiscal Years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hain Celestial Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
August 26, 2014

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND 2013
(In thousands, except share amounts)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$123,751	$41,263
Accounts receivable, less allowance for doubtful accounts of $1,586 and $2,564	287,915	233,641
Inventories	320,251	250,175
Deferred income taxes	23,780	17,716
Prepaid expenses and other current assets	47,906	32,377
Total current assets	803,603	575,172
Property, plant and equipment, net	310,661	235,841
Goodwill	1,134,368	876,106
Trademarks and other intangible assets, net	651,482	498,235
Investments and joint ventures	36,511	46,799
Other assets	28,692	26,341
Total assets	$2,965,317	$2,258,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,162	$184,996
Accrued expenses and other current liabilities	84,906	76,657
Current portion of long-term debt	100,096	12,477
Total current liabilities	424,164	274,130
Long-term debt, less current portion	767,827	653,464
Deferred income taxes	148,439	114,395
Other noncurrent liabilities	5,020	14,950
Total liabilities	1,345,450	1,056,939
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 51,575,743 and 49,026,263 shares	516	490
Additional paid-in capital	969,697	768,774
Retained earnings	629,618	489,767
Accumulated other comprehensive income	60,128	(27,251)
	1,659,959	1,231,780
Less: 1,453,041 and 1,336,036 shares of treasury stock, at cost	(40,092)	(30,225)
Total stockholders’ equity	1,619,867	1,201,555
Total liabilities and stockholders’ equity	$2,965,317	$2,258,494

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(In thousands, except per share amounts)

	Fiscal Year ended June 30,
	2014	2013	2012
Net sales	$2,153,611	$1,734,683	$1,378,247
Cost of sales	1,586,418	1,259,823	995,777
Gross profit	567,193	474,860	382,470
Selling, general and administrative expenses	311,288	274,750	229,566
Amortization of acquired intangibles	15,600	12,192	8,029
Acquisition related expenses (credits), restructuring and integration charges	12,568	13,606	(6,653)
Operating income	227,737	174,312	151,528
Interest and other expenses, net	20,143	20,490	17,300
Income before income taxes and equity in earnings of equity-method investees	207,594	153,822	134,228
Provision for income taxes	70,099	34,324	41,154
Equity in net (income) of equity-method investees	(3,985)	(295)	(1,140)
Income from continuing operations	141,480	119,793	94,214
(Loss) from discontinued operations, net of tax	(1,629)	(5,137)	(14,989)
Net income	$139,851	$114,656	$79,225

Basic net income/(loss) per common share:
From continuing operations	$2.89	$2.59	$2.12
From discontinued operations	(0.03)	(0.11)	(0.33)
Net income per common share - basic	$2.86	$2.48	$1.79

Diluted net income/(loss) per common share:
From continuing operations	$2.83	$2.52	$2.05
From discontinued operations	(0.03)	(0.11)	(0.32)
Net income per common share - diluted	$2.80	$2.41	$1.73

Shares used in the calculation of net income per common share:
Basic	48,875	46,176	44,360
Diluted	50,003	47,572	45,847
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FISCAL YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(In thousands)

	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	June 30, 2014			June 30, 2013			June 30, 2012
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$139,851			$114,656			$79,225

Other comprehensive income (loss):
Foreign currency translation adjustments	$90,277	$348	90,625	$(26,086)	$959	(25,127)	$(12,037)	$(1,536)	(13,573)
Change in deferred gains/(losses) on cash flow hedging instruments	(1,734)	330	(1,404)	705	(176)	529	1,127	(285)	842
Change in unrealized gain on available for sale investment	(3,058)	1,216	(1,842)	4,512	(1,782)	2,730	335	(131)	204
Total other comprehensive income (loss)	$85,485	$1,894	$87,379	$(20,869)	$(999)	$(21,868)	$(10,575)	$(1,952)	$(12,527)

Total comprehensive income			$227,230			$92,788			$66,698

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2011	45,045,097	$451	$582,972	$295,886	1,144,610	$(19,750)	$7,144	$866,703
Net income				79,225				79,225
Other comprehensive income							(12,527)	(12,527)
Issuance of common stock pursuant to compensation plans	1,110,815	11	16,124					16,135
Stock based compensation income tax effects			8,811					8,811
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					58,194	(2,035)		(2,035)
Stock based compensation charge			8,290					8,290
Balance as of June 30, 2012	46,155,912	$462	$616,197	$375,111	1,202,804	$(21,785)	$(5,383)	$964,602
Net income				114,656				114,656
Other comprehensive income							(21,868)	(21,868)
Issuance of common stock pursuant to compensation plans	1,171,879	11	19,932					19,943
Issuance of common stock in connection with acquisitions	1,698,472	17	102,619					102,636
Stock based compensation income tax effects			17,016					17,016
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					133,232	(8,440)		(8,440)
Stock based compensation charge			13,010					13,010
Balance at June 30, 2013	49,026,263	$490	$768,774	$489,767	1,336,036	$(30,225)	$(27,251)	$1,201,555

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2013	49,026,263	$490	$768,774	$489,767	1,336,036	$(30,225)	$(27,251)	$1,201,555
Net income				139,851				139,851
Other comprehensive income							87,379	87,379
Issuance of common stock pursuant to compensation plans	769,563	8	14,926		(6,332)	156		15,090
Issuance of common stock in connection with acquisitions	1,779,917	18	159,503					159,521
Stock based compensation income tax effects			14,046					14,046
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					123,337	(10,023)		(10,023)
Stock based compensation charge			12,448					12,448
Balance at June 30, 2014	51,575,743	$516	$969,697	$629,618	1,453,041	$(40,092)	$60,128	$1,619,867

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(In thousands)

	Fiscal Year ended June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,851	$114,656	$79,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,040	40,095	30,459
Deferred income taxes	(1,350)	(7,403)	1,642
Equity in net (income) of equity-method investees	(3,985)	(295)	(1,140)
Stock based compensation	12,448	13,010	8,290
Tax benefit from stock based compensation	1,339	1,037	1,681
Contingent consideration expense/(reduction), including interest accretion	(3,026)	2,720	(15,130)
Loss on sale of business	1,629	4,200	—
Non-cash impairment charges relating to discontinued operations	—	—	16,001
Other non-cash items, net	1,175	53	599
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	967	(47,751)	(4,316)
Inventories	(22,775)	(28,342)	(5,597)
Other current assets	(7,948)	(8,145)	(1,556)
Other assets and liabilities	(5,540)	(10,082)	(5,200)
Accounts payable and accrued expenses	18,980	45,764	12,489
Acquisition-related contingent consideration	—	—	(850)
Income taxes	4,963	1,445	5,363
Net cash provided by operating activities	184,768	120,962	121,960
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(177,290)	(350,426)	(257,264)
Proceeds from sale of business, net	—	13,012	—
Purchases of property and equipment	(41,611)	(72,877)	(20,427)
Proceeds from disposals of property and equipment	—	1,045	93
Proceeds from sale of investment	4,377	—	—
Repayments from equity-method investees, net	8,288	3,110	6,934
Net cash used in investing activities	(206,236)	(406,136)	(270,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	7,320	12,763	14,179
Borrowings under bank revolving credit facility, net	108,326	263,458	160,989
Borrowings (repayments) of other long-term debt, net	(7,228)	12,377	(460)
Acquisition-related contingent consideration	(11,800)	—	(32,380)
Excess tax benefits from stock based compensation	14,226	15,979	7,130
Shares withheld for payment of employee payroll taxes	(10,023)	(8,440)	(2,035)
Net cash provided by financing activities	100,821	296,137	147,423
Effect of exchange rate changes on cash	3,135	405	3,659
Net increase in cash and cash equivalents	82,488	11,368	2,378
Cash and cash equivalents at beginning of period	41,263	29,895	27,517
Cash and cash equivalents at end of period	$123,751	$41,263	$29,895
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS
The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products. We are a leader in many organic and natural products categories, with many recognized brands. Our brand names are well recognized in the various market categories they serve and include Almond Dream®, Arrowhead Mills®, BluePrint®, Celestial Seasonings®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Lima®, Linda McCartney® (under license), MaraNatha®, New Covent Garden Soup Co.®, Rice Dream®, Robertson’s®, Rudi’s Organic Bakery®, Rudi’s Gluten-Free Bakery, Sensible Portions®, Spectrum®, Spectrum Essentials®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, WestSoy® and Yves Veggie Cuisine®. Our personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON® and Queen Helene® brands.
We had a minority investment in Hain Pure Protein Corporation (“HPP” or “Hain Pure Protein”) through June 30, 2014. HPP processes, markets and distributes antibiotic-free and organic poultry products. On July 17, 2014, we acquired the remaining share of HPP that we did not previously own at which point HPP became our wholly-owned subsidiary (see Note 19). We also have an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets.
Our operations are managed in four operating segments: United States, United Kingdom, Canada and Europe. Refer to Note 18 for additional information and selected financial information for our reportable segments.

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
Use of Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. Changes in facts and circumstances may result in revised estimates, which are recorded in the period when they become known. We believe in the quality and reasonableness of our critical accounting estimates; however, materially different amounts might be reported under different conditions or using assumptions different from those that we have consistently applied.
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk
We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While one of our customers represented approximately 10% and 13% of our trade receivables balances as of June 30, 2014 and 2013, respectively, and a second customer represented approximately 10% and 8% of our trade receivable balances as of June 30, 2014 and 2013, respectively, we believe there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions our customers have taken that we expect to be repaid in the near future and record a chargeback receivable. Our estimate of this receivable balance ($4,883 at June 30, 2014 and $3,750 at June 30, 2013) could be different had we used different assumptions and judgments.
During the fiscal years ended June 30, 2014, 2013 and 2012, sales to one customer and its affiliates approximated 13%, 15% and 18% of consolidated net sales, respectively. Sales to a second customer and its affiliates approximated 11% and 10% during the fiscal years ended June 30, 2014 and 2013, but was less than 10% during fiscal year ended June 30, 2012.
Inventory
Our inventory is valued at the lower of cost or market, utilizing the first-in, first-out method. We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving or obsolete raw ingredients and packaging.
Property, Plant and Equipment
Our property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease life, whichever is shorter. We believe the asset lives assigned to our property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. Our manufacturing plants and distribution centers, and their related assets, are reviewed when impairment indicators are present by analyzing underlying cash flow projections. At this time, we believe no impairment of the carrying value of such assets exists. Ordinary repairs and maintenance are expensed as incurred. We utilize the following ranges of asset lives:

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

Cost of Sales
Included in cost of sales are the cost of products sold, including the costs of raw materials and labor and overhead required to produce the products, warehousing, distribution, supply chain costs, as well as costs associated with shipping and handling of our inventory.
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
Selling, General and Administrative Expenses
Included in selling, general and administrative expenses are advertising, promotion costs not paid directly to the Company’s customers, salary and related benefit costs of the Company’s employees in the finance, human resources, information technology, legal, sales and marketing functions, facility related costs of the Company’s administrative functions, and costs paid to consultants and third party providers for related services.
Research and Development Costs
Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $10,049 in fiscal 2014, $7,516 in fiscal 2013 and $3,906 in fiscal 2012. Our research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products based on ideas we generate and on their own initiative with the expectation that we will accept their new product ideas and market them under our brands. These efforts by co-packers and suppliers have resulted in a substantial number of our new product introductions. We are unable to estimate the amount of expenditures made by co-packers and suppliers on research and development; however, we believe such activities and expenditures are important to our continuing ability to introduce new products.
Advertising Costs
Advertising costs, which are included in selling, general and administrative expenses, amounted to $15,463 in fiscal 2014, $14,030 in fiscal 2013 and $9,054 in fiscal 2012. Such costs are expensed as incurred.
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
Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2014 and 2013, we had $31,902 and $6,200 invested in corporate money market securities, including commercial paper, repurchase agreements, variable rate instruments and bank instruments. These securities are classified as cash equivalents as their maturities when purchased are less than three months. At June 30, 2014 and 2013, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities and borrowings under our credit facility approximate fair value based upon either the short maturities or variable interest rates of these instruments.

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
Newly Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. We adopted ASU No. 2013-02 on a prospective basis at the beginning of our 2014 fiscal year. Refer to Note 12 for disclosures required under this standard.
Recently Issued Accounting Pronouncements Not Yet Effective
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 amends the requirements for reporting and disclosing discontinued operations. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU No. 2014-08 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted and is to be applied prospectively. The Company has elected to early adopt the provisions of ASU No. 2014-08 at the beginning of fiscal 2015. The adoption of the new guidance may impact the reporting and disclosure of any future disposals we complete.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year ended June 30,
	2014	2013	2012
Numerator:
Income from continuing operations	$141,480	$119,793	$94,214
(Loss) from discontinued operations, net of tax	(1,629)	(5,137)	(14,989)
Net income	$139,851	$114,656	$79,225

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	48,875	46,176	44,360
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,128	1,396	1,487
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	50,003	47,572	45,847

Basic net income/(loss) per common share:
From continuing operations	$2.89	$2.59	$2.12
From discontinued operations	(0.03)	(0.11)	(0.33)
Net income per common share - basic	$2.86	$2.48	$1.79

Diluted net income/(loss) per common share:
From continuing operations	$2.83	$2.52	$2.05
From discontinued operations	(0.03)	(0.11)	(0.32)
Net income per common share - diluted	$2.80	$2.41	$1.73

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

Restricted stock awards totaling 135,905 and 300,000 were excluded from our diluted earnings per share calculations for the fiscal years ended June 30, 2014 and 2013 as such awards are contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods. There were 29,000 anti-dilutive stock options and restricted stock awards for the fiscal year ended June 30, 2012.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses (credits), restructuring and integration charges, net” in the Consolidated Statements of Income. Acquisition-related costs of $7,238, $5,461, and $5,921 were expensed in the fiscal years ended June 30, 2014, 2013, and 2012, respectively. The expenses incurred during fiscal 2014 primarily relate to professional fees and stamp duty tax associated with our acquisition of Tilda and during fiscal 2013 primarily relate to professional fees associated with the acquisition of the UK Ambient Grocery Brands and BluePrint (as discussed below).
Fiscal 2014
On April 28, 2014, the Company acquired Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc. (“Rudi’s”), a leading organic and gluten-free company with facilities in Boulder, Colorado. Under the Rudi’s Organic Bakery® and Rudi’s Gluten-Free Bakery brands, Rudi’s offers a range of approximately 60 products including USDA certified organic breads, buns, bagels, tortillas, wraps and soft pretzels and various gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing in the United States and Canada. Consideration in the transaction consisted of cash totaling $50,649 (which is net of cash acquired and remains subject to a working capital adjustment) and 133,744 shares of the Company’s common stock valued at $11,168. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility. The amounts of net sales and income before income taxes from continuing operations attributable to the Rudi’s acquisition and included in our consolidated results were not material in the fiscal year ended June 30, 2014.

On January 13, 2014, we acquired Tilda Limited (“Tilda”), a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the brand names Tilda®, Akash® and Abu Shmagh® to consumers in over 40 countries, principally in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. On June 18, 2014, we also completed the acquisition of certain assets of Tilda Riceland Limited in India. Consideration in these transactions consisted of cash totaling $126,340 (which is net of cash acquired and based on the exchange rates in effect at the respective transaction dates), which remain subject to certain adjustments, 1,646,173 shares of the Company’s common stock valued at $148,353 and deferred consideration (the “Vendor Loan Note”) for £20,000 ($32,958 at the transaction date exchange rate) issued by the Company which is payable within one year following completion of the acquisition, with a portion being payable in Company shares at the Company’s option. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility. The net sales and income before taxes from continuing operations attributable to Tilda for the fiscal year ended June 30, 2014 were $103,884 and $14,417, respectively.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2014 acquisitions:

	Tilda	Rudi’s	Total
Purchase price:
Cash paid	$126,340	$50,649	$176,989
Equity issued	148,353	11,168	159,521
Vendor loan note	32,958	—	32,958
	$307,651	$61,817	$369,468
Allocation:
Current assets	$86,828	$7,399	$94,227
Property, plant and equipment	39,898	3,774	43,672
Other Assets	—	659	659
Identifiable intangible assets	124,549	33,130	157,679
Assumed liabilities	(92,971)	(6,332)	(99,303)
Deferred income taxes	(25,936)	(37)	(25,973)
Goodwill	175,283	23,224	198,507
	$307,651	$61,817	$369,468
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

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Preliminary identifiable intangible assets acquired consist principally of customer relationships valued at $41,692 with a weighted average estimated useful life of 13.2 years and trade names valued at $115,987 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of the acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the fiscal years ended June 30, 2014 and 2013, as if only the acquisitions completed in fiscal 2014 (Rudi’s and Tilda) had been completed at the beginning of fiscal year 2013. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

	Fiscal Year ended June 30,
	2014	2013
Net sales from continuing operations	$2,310,540	$1,970,371
Net income from continuing operations	$151,534	$139,085
Net income per common share from continuing operations - diluted	$2.97	$2.82

Fiscal 2013
On May 2, 2013, we acquired Ella’s Kitchen Group Limited (“Ella’s Kitchen”), a manufacturer and distributor of premium organic baby food under the Ella’s Kitchen® brand and the first company to offer baby food in convenient flexible pouches. Ella’s Kitchen offers a range of branded organic baby food products principally in the United Kingdom, the United States and Scandinavia. Ella’s Kitchen’s operations are included as part of the Company’s United States operating segment. Consideration in the transaction consisted of cash totaling £37,571, net of cash acquired (approximately $58,437 at the transaction date exchange rate) and 687,779 shares of the Company’s common stock valued at $45,050. The acquisition was funded with borrowings under our Credit Agreement. The amounts of net sales and income before income taxes from continuing operations attributable to the Ella’s Kitchen acquisition and included in our consolidated results were not material in the fiscal year ended June 30, 2013.

On December 21, 2012, we acquired the assets and business of Zoe Sakoutis LLC, d/b/a BluePrint Cleanse (“BluePrint”), a nationally recognized leader in the cold-pressed juice category based in New York City, for $16,679 in cash and 174,267 shares of the Company’s common stock valued at $9,525. Additionally, contingent consideration was payable based upon the achievement of specified operating results during the two annual periods ending December 31, 2013 and 2014. The Company recorded $13,491 as the fair value of the contingent consideration at the acquisition date. In the fourth quarter of fiscal 2014, the Company paid $11,800 in settlement of the contingent consideration obligation with the sellers (see note 15). The BluePrint® brand, which is part of our United States operating segment, expanded our product offerings into a new category. The acquisition was funded with existing cash balances and borrowings under our Credit Agreement. The amounts of net sales and income before income taxes from continuing operations attributable to the BluePrint acquisition and included in our consolidated results were not material in the fiscal year ended June 30, 2013.

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

On October 27, 2012, we completed the acquisition of a portfolio of market-leading packaged grocery brands including Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®, together with the manufacturing facility in Cambridgeshire, United Kingdom (the “UK Ambient Grocery Brands”) from Premier Foods plc. The product offerings acquired include jams, fruit spreads, jellies, nut butters, honey and marmalade products. Consideration in the transaction consisted of £169,708 in cash (approximately $273,246 at the transaction date exchange rate) funded with borrowings under our Credit Agreement and 836,426 shares of the Company’s common stock valued at $48,061. The acquisition expanded our product offerings in the United Kingdom into ambient grocery which we expect will help position the expanded business as a top food and beverage supplier in the United Kingdom. Since the date of acquisition, net sales of $161,784 and income before income taxes from continuing operations of $19,873 were included in the Consolidated Statement of Income for the fiscal year ended June 30, 2013. These results for the UK Ambient Grocery Brands since the date of acquisition on October 27, 2012 do not include all of the selling, general and administrative expenses required to properly support the future operations of the acquired business as these brands were acquired without such functions and the build of the required infrastructure and integration activities are ongoing.

On August 20, 2012, we completed the sale of our private-label chilled ready meals business in the United Kingdom (the “CRM business”). Total consideration received was £9,641 (approximately $15,132 at the transaction date exchange rate). We recognized a preliminary loss on disposal of $3,616 ($4,200 after-tax, which includes the write-off of certain deferred tax assets) in the fiscal year ended June 30, 2013, and a subsequent gain of $1,148 in the fiscal year ended June 30, 2014 related to the finalization of the working capital adjustment with the purchaser. These amounts are included within “Loss from discontinued operations, net of tax” in the Consolidated Statements of Income. Refer to Note 5, Discontinued Operations, for additional information.

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

The following table provides unaudited pro forma results of continuing operations for the fiscal years ended June 30, 2013 and 2012, as if only the acquisitions completed in fiscal 2013 (Ella’s Kitchen, BluePrint and the UK Ambient Grocery Brands) had been completed at the beginning of fiscal year 2012. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results. The adjustments include amortization expense associated with acquired identifiable intangible assets, interest expense associated with bank borrowings to fund the acquisitions and elimination of transactions costs incurred that are directly related to the transactions and do not have a continuing impact on operating results from continuing operations.

	Fiscal Year ended June 30,
	2013	2012
Net sales from continuing operations	$1,897,924	$1,695,431
Net income from continuing operations	$137,009	$115,299
Net income per common share from continuing operations - diluted	$2.82	$2.43
Fiscal 2012
On April 27, 2012, we acquired Cully & Sully Limited (“Cully & Sully”), a marketer of branded natural chilled soups, savory pies and hot pots in Ireland, for €10,460 in cash, net (approximately $13,835 at the transaction date exchange rate), and contingent consideration of up to €4,500 (approximately $5,952 at the transaction date exchange rate) based upon the achievement of specified operating results during the period through April 27, 2014. The acquisition, which is part of our United Kingdom operating segment, provides us entry into the Irish marketplace and complements our existing United Kingdom product offerings. The acquisition was funded with existing cash balances. The amounts of net sales and income before income taxes from continuing operations attributable to the Cully & Sully acquisition and included in our consolidated results were not material in the fiscal year ended June 30, 2012.

On October 25, 2011, we acquired Daniels in the United Kingdom, for £146,532 in cash, net (approximately $233,822 at the transaction date exchange rate), and up to £13,000 (approximately $20,500 at the transaction date exchange rate) of contingent consideration based upon the achievement of specified operating results during the twelve month periods ended March 31, 2012 and March 31, 2013. The transaction date fair value of the contingent consideration ($15,637) was subsequently reversed with a corresponding reduction of expense in the fourth quarter of fiscal 2012. The acquisition was funded with borrowings under our revolving credit facility. Daniels is a leading marketer and manufacturer of natural chilled foods, including three leading brands – New Covent Garden Soup Co.®, Johnson’s Juice Co.® and Farmhouse Fare®. Daniels also offers fresh prepared fruit products and chilled ready meals. Daniels’ product offerings are sold at all major supermarkets and select foodservice outlets throughout the United Kingdom. We believe the acquisition of Daniels extended our presence into one of the fastest-growing healthy food segments in the United Kingdom and provided a platform for the growth of our combined operations. We also believe the acquisition provides us with the scale in our international operations to allow us to introduce some of our existing brands in the marketplace in a more meaningful way. During the third quarter of fiscal 2012, the Company decided to sell the Daniels private label chilled ready meals operations. Refer to Note 5 for additional information. Since the date of acquisition, Daniels net sales and income before income taxes from continuing operations of $144,290 and $12,999, respectively, were included in the Consolidated Statement of Income for the fiscal year ended June 30, 2012.
On October 5, 2011 we acquired the assets and business of the Europe’s Best® brand of frozen fruit and vegetable products through our wholly-owned Hain Celestial Canada subsidiary for $9,513 in cash. The Europe’s Best product line includes premium fruit and vegetable products distributed in Canada. The acquisition provided us entry into a new category and complements our existing product offerings. The amounts of net sales and income before income taxes from continuing operations attributable to the Europe’s Best acquisition and included in our consolidated results were not material in the fiscal year ended June 30, 2012.
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

5.    DISCONTINUED OPERATIONS

On February 6, 2014, the Company completed the sale of the Grains Noirs business in Europe. As result of the sale, a loss on disposal of $2,777 was recorded during the the fiscal year ended June 30, 2014. The operating results of Grains Noirs were not material to the Company’s consolidated financial statements.

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

Summarized results of our discontinued operations are as follows:

	Fiscal Year ended June 30,
	2014	2013	2012
Net sales	$—	$15,313	$73,743
Impairment charges	$—	$—	$(14,880)
Operating loss	$—	$(1,176)	$(16,822)
Loss on sale of business, net of tax	$(1,629)	$(4,200)	$—
Loss from discontinued operations, net of tax	$(1,629)	$(5,137)	$(14,989)

(1) The loss on sale of business for the fiscal year ended June 30, 2014 includes a $2,777 loss related to the Grains Noirs disposal, offset partially by a $1,148 gain related to the finalization of a working capital adjustment on the sale of the CRM business.

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

Customer relationships	$1,756
Tradenames	8,541
Goodwill	2,433
Cumulative currency translation adjustment recognized	2,150
Total impairment charges	$14,880

6.    INVENTORIES
Inventories consisted of the following:

	June 30, 2014	June 30, 2013
Finished goods	$190,818	$163,288
Raw materials, work-in-progress and packaging	129,433	86,887
	$320,251	$250,175

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	June 30, 2014	June 30, 2013
Land	$34,021	$16,149
Buildings and improvements	75,895	61,480
Machinery and equipment	329,680	264,198
Furniture and fixtures	10,352	9,774
Leasehold improvements	21,836	17,760
Construction in progress	4,850	4,669
	476,634	374,030
Less: Accumulated depreciation and amortization	165,973	138,189
	$310,661	$235,841

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual test for goodwill and indefinite lived intangible asset impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite lived intangible assets below their carrying value, an interim test is performed. The Company completed its annual impairment analysis for fiscal year 2014, which included a qualitative assessment for certain reporting units, and no impairment charges were recorded.
Changes in the carrying amount of goodwill by reportable segment for the fiscal years ended June 30, 2014 and 2013 were as follows:

	US	United Kingdom	Rest of World	Total
Balance as of June 30, 2012 (a)	$512,117	$120,600	$69,839	$702,556
Acquisition activity	63,598	121,617	—	185,215
Translation adjustments, net	(1,157)	(9,368)	(1,140)	(11,665)
Balance as of June 30, 2013 (a)	$574,558	$232,849	$68,699	$876,106
Acquisition activity	27,766	190,772	520	219,058
Translation and other adjustments, net	5,002	34,197	5	39,204
Balance as of June 30, 2014 (a)	$607,326	$457,818	$69,224	$1,134,368

(a) The total carrying value of goodwill for all periods in the table above is reflected net of $42,029 of accumulated impairment charges recorded during fiscal 2009 which relate to the Company’s United Kingdom and Europe operating segments.
Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At June 30, 2014, included in trademarks and other intangible assets on the balance sheet are $206,071 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	June 30, 2014	June 30, 2013
Non-amortized intangible assets:
Trademarks and tradenames	$498,068	$376,700
Amortized intangible assets:
Other intangibles	206,071	156,728
Less: accumulated amortization	(52,657)	(35,193)
Net carrying amount	$651,482	$498,235

Amortization expense included in continuing operations was as follows:

	Fiscal Year ended June 30,
	2014	2013	2012
Amortization of intangible assets	$15,600	$12,398	$9,150

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2015	2016	2017	2018	2019
Estimated amortization expense	$17,826	$17,424	$16,734	$16,551	$14,127
The weighted average remaining amortization period of amortized intangible assets is 10.8 years.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2014	June 30, 2013
Payroll, employee benefits and other administrative accruals	$54,171	$40,146
Selling and marketing related accruals	11,310	9,742
Contingent consideration, current portion	5,611	10,283
Other	13,814	16,486
	$84,906	$76,657

10.    DEBT AND BORROWINGS
Debt and borrowings consisted of the following:

	June 30, 2014	June 30, 2013
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	614,502	503,384
United Kingdom short-term borrowing arrangements	—	11,779
Tilda short-term borrowing arrangements	65,975	—
Vendor Loan Note (see note 4)	34,056	—
Other borrowings	3,390	778
	867,923	665,941
Short-term borrowings and current portion of long-term debt	100,096	12,477
	$767,827	$653,464
We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2014, $150,000 of the senior notes was outstanding.
Our Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with an $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that we satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined) of no more than 3.5 to 1.0, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the four full fiscal quarters following a permitted acquisition. Our obligations under the Credit Agreement are guaranteed by all of our existing and future domestic subsidiaries, subject to certain exceptions. As of June 30, 2014, there were $614,502 of borrowings outstanding under the Credit Agreement.
The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.00% per annum or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.00% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing line loans will bear interest at the Base Rate plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2014 was 1.92%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.35% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are secured by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at June 30, 2014.)

As of June 30, 2013, we maintained other short-term borrowing arrangements in the United Kingdom which were used to fund working capital and capital additions. Borrowings under this arrangement were repaid during fiscal 2014 and this facility is no longer in place.

Maturities of all debt instruments at June 30, 2014, are as follows:

Due in Fiscal Year	Amount
2015	$100,096
2016	151,327
2017	1,327
2018	615,173
$867,923

Interest paid during the fiscal years ended June 30, 2014, 2013, and 2012 amounted to $20,560, $19,154 and $14,377, respectively.

11.    INCOME TAXES
The components of income before income taxes and equity in earnings of equity-method investees were as follows:

	Fiscal Year ended June 30,
	2014	2013	2012
Domestic	$157,492	$130,908	$111,255
Foreign	50,102	22,914	22,973
Total	$207,594	$153,822	$134,228

The provision for income taxes is presented below.

	Fiscal Year ended June 30,
	2014	2013	2012
Current:
Federal	$46,722	$31,370	$28,983
State and local	7,891	3,792	3,414
Foreign	16,836	6,565	6,050
	71,449	41,727	38,447
Deferred:
Federal	2,287	(4,064)	3,963
State and local	372	(405)	493
Foreign	(4,009)	(2,934)	(1,749)
	(1,350)	(7,403)	2,707
Total	$70,099	$34,324	$41,154

Income taxes paid during the years ended June 30, 2014, 2013 and 2012 amounted to $47,339, $22,051 and $21,902, respectively.
Reconciliations of expected income taxes at the U.S. federal statutory rate of 35% to the Company’s provision for income taxes for the fiscal years ended June 30 were as follows:

	2014	%	2013	%	2012	%
Expected U.S. federal income tax at statutory rate	$72,659	35.0%	$53,838	35.0%	$46,980	35.0%
State income taxes, net of federal benefit	5,371	2.6%	3,278	2.1%	3,267	2.4%
Domestic manufacturing deduction	(2,482)	(1.2)%	(2,563)	(1.7)%	(2,275)	(1.7)%
Foreign income at different rates	(4,842)	(2.3)%	(4,950)	(3.2)%	(11,513)	(8.6)%
Worthless stock deduction	—	—%	(13,186)	(8.6)%	—	—%
Reduction of deferred tax liabilities resulting from change in United Kingdom tax rate	(3,739)	(1.8)%	(2,288)	(1.4)%	—	—%
Contingent consideration expense reversal	—	—%	—	—%	5,434	4.0%
Other	3,132	1.5%	195	0.1%	(739)	(0.4)%
Provision for income taxes	$70,099	33.8%	$34,324	22.3%	$41,154	30.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) were as follows:

	June 30, 2014	June 30, 2013
Current deferred tax assets:
Basis difference on inventory	$5,995	$5,604
Reserves not currently deductible	17,365	11,941
Other	420	171
Current deferred tax assets	23,780	17,716

Noncurrent deferred tax assets/(liabilities):
Basis difference on intangible assets	(143,478)	(107,011)
Basis difference on property and equipment	(17,782)	(11,236)
Other comprehensive income	(7,969)	(9,056)
Net operating loss and tax credit carryforwards	24,067	17,666
Stock based compensation	6,526	5,354
Other	27	344
Valuation allowances	(9,830)	(10,456)
Noncurrent deferred tax liabilities, net	(148,439)	(114,395)

Total net deferred tax liabilities	$(124,659)	$(96,679)

We have U.S. foreign tax credit carryforwards of $448 at June 30, 2014 with various expiration dates through 2024. We have U.S. tax net operating losses available for carryforward at June 30, 2014 of $31,273 that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2033. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards recorded prior to their expiration.
We have deferred tax benefits related to carryforward losses in the United Kingdom of $7,688, against which full valuation allowances have been recorded. Prior to the acquisition of Daniels, the Company’s United Kingdom subsidiaries had recorded historical losses and had been affected by restructuring and other charges. These losses represented sufficient evidence for management to determine that a full valuation allowance for these carryforward losses was appropriate. Under current United Kingdom tax law, our carryforward losses have no expiration. If the Company is able to realize any of these carryforward losses in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance.
In addition, we also have deferred tax benefits for foreign net operating losses of $3,722 which are available to reduce future income tax liabilities in Belgium, the Netherlands and Germany. The Company believes it is more likely than not that a portion of these net operating losses will not be realized and as such, as of June 30, 2014, a partial valuation allowance of $2,226 has been established against these deferred tax assets.
The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year ended June 30,
	2014	2013
Balance at beginning of year	$10,456	$11,183
Additions charged to income tax expense	2,226	530
Reductions credited to income tax expense	(760)	(1,690)
Net change from liquidations, tax rate changes and other	(3,036)	748
Currency translation adjustments	944	(315)
Balance at end of year	$9,830	$10,456

As of June 30, 2014, the Company had approximately $81,050 of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that might be payable if some or all of such earnings were to be remitted.
Unrecognized tax benefits, including interest and penalties, activity is summarized below:

	Fiscal Year ended June 30,
	2014	2013	2012
Balance at beginning of year	$2,507	$1,337	$1,472
Additions based on tax positions related to prior years	750	574	15
Additions for acquired companies	—	941	690
Reductions due to lapse in statute of limitations and settlements	(906)	(345)	(840)
Balance at end of year	$2,351	$2,507	$1,337
At June 30, 2014, $1,285 represents the amount that would impact the effective tax rate in future periods if recognized.
The Company records interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company recognized $6, $268 and $(135) of interest and penalties related to the above unrecognized benefits within income tax expense for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The Company had accrued $76 and $420 for interest and penalties at the end of fiscal 2014 and 2013, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. The Company is no longer subject to tax examinations in the United Kingdom for years prior to 2011. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. During the fiscal year ended June 30, 2014, we recorded an increase in the reserve for unrecognized tax benefits of $550 related to a recent Internal Revenue Service examination of our fiscal 2010 and 2011 federal income tax returns, which was settled in the fourth quarter of fiscal 2014. The Company does not believe the ultimate outcome of other in-progress tax audits will not have a material impact on the Company’s consolidated financial statements.

12.    STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue “blank check” preferred stock of up to 5 million shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of our Common Stock. At June 30, 2014 and 2013, no preferred stock was issued or outstanding.

Common Stock Issued
In connection with the acquisitions of Rudi’s and Tilda during fiscal 2014, 1,779,917 shares at a total value of $159,521 were issued to the sellers. In connection with the acquisitions of the UK Ambient Grocery Brands, BluePrint and Ella’s Kitchen during fiscal 2013, 1,698,472 shares at a total value of $102,636 were issued to the sellers (see Note 4).
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the balance of each component of accumulated other comprehensive income (loss):

	Foreign currency translation adjustments	Unrealized gain on available for sale investment	Deferred gains/(losses) on cash flow hedging instruments	Total
Balance as of June 30, 2013	$(30,797)	$2,747	$799	$(27,251)

Other comprehensive income (loss) before reclassifications (1)	90,625	(1,121)	(1,214)	88,290
Amounts reclassified into (income) loss (2) (3)	—	(721)	(190)	(911)
Net change in accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2014	90,625	(1,842)	(1,404)	87,379

Balance as of June 30, 2014	$59,828	$905	$(605)	$60,128

(1)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $21,862 for the fiscal year ended June 30, 2014.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statement of Income and, before taxes, were $284 for the fiscal year ended June 30, 2014.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (see Note 14). Such amounts are recorded in “Interest and other expenses, net” in the Consolidated Statement of Income and were $1,511 before taxes for the fiscal year ended June 30, 2014.

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
2002 Long-Term Incentive and Stock Award Plan, as amended. In November 2002, our stockholders approved the 2002 Long-Term Incentive and Stock Award Plan. An aggregate of 1,600,000 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2013 Annual Meeting, the plan was amended to increase the number of shares issuable to 14,000,000 shares. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, performance shares, performance share units and other equity awards to employees, directors and consultants. Awards denominated in shares of common stock other than options and stock appreciation rights will be counted against the available share limit as 2.07 shares for every one share covered by such award. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Effective December 1, 2005, stock option awards granted under the plan expire 7 years after the date of grant; options granted prior to this date expired 10 years after the date of grant. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. No awards shall be granted under this plan after November 19, 2023.
There were no options granted under this plan in fiscal years 2014, 2013 or 2012.
There were 193,880, 645,127 and 258,923 shares of restricted stock and restricted share units granted under this plan during fiscal years 2014, 2013 and 2012, respectively. Included in these grants during fiscal years 2014, 2013 and 2012 were 176,560, 613,600 and 150,699, respectively, of restricted stock and restricted share units granted under the Company’s long-term incentive programs, of which 37,340, 449,016 and 75,361, respectively, are subject to the achievement of minimum performance goals established under those programs (see “Long-term Incentive Plan,” below) or market conditions.
At June 30, 2014, 1,253,673 options and 594,543 unvested restricted stock and restricted share units were outstanding under this plan and there were 5,093,742 shares available for grant under this plan.

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
There were no options granted under this plan in fiscal years 2014, 2013, or 2012.
There were 14,000, 24,750, and 40,000 shares of restricted stock granted under this plan during fiscal years 2014, 2013 and 2012, respectively.
At June 30, 2014, 22,500 options and 34,829 unvested restricted shares were outstanding and there were 12,045 shares available for grant under this plan.
At June 30, 2014 there were also 60,972 options outstanding that were granted under the prior Celestial Seasonings plan. Although no further awards can be granted under those plans, the options outstanding continue in accordance with the terms of the respective plans and grants.
There were 7,072,304 shares of Common Stock reserved for future issuance in connection with stock based awards as of June 30, 2014.
Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock based compensation plans were as follows:

	Fiscal Year ended June 30,
	2014	2013	2012
Compensation cost (included in selling, general and administrative expense)	$12,448	$13,010	$8,290
Related income tax benefit	$4,787	$4,969	$3,019
Stock Options
A summary of our stock option activity for the three fiscal years ended June 30, 2014 is as follows:

	2014	Weighted Average Exercise Price	2013	Weighted Average Exercise Price	2012	Weighted Average Exercise Price
Outstanding at beginning of year	1,778,752	$18.88	2,580,433	$18.00	3,497,752	$17.35
Exercised	(441,307)	$16.59	(795,281)	$16.05	(914,119)	$15.51
Canceled and expired	(300)	$16.01	(6,400)	$14.87	(3,200)	$16.11
Outstanding at end of year	1,337,145	$19.65	1,778,752	$18.88	2,580,433	$18.00
Options exercisable at end of year	1,337,145	$19.65	1,735,427	$18.90	2,289,642	$18.55

	Fiscal Year ended June 30,
	2014	2013	2012
Intrinsic value of options exercised	$29,778	$39,562	$23,798
Cash received from stock option exercises	$7,320	$12,763	$14,179
Tax benefit recognized from stock option exercises	$11,584	$14,468	$8,811

For options outstanding and exercisable at June 30, 2014, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $92,380 and the weighted average remaining contractual life was 2.1 years. At June 30, 2014 there was no unrecognized compensation expense related to stock option awards.

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
A summary of our restricted stock and restricted share units activity for the three fiscal years ended June 30, 2014 is as follows:

	2014	Weighted Average Grant Date Fair Value (per share)	2013	Weighted Average Grant Date Fair Value (per share)	2012	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units – beginning of year	773,568	$42.44	487,409	$29.94	407,231	$22.43
Granted	112,396	$82.77	561,532	$45.60	235,824	$35.47
Vested	(238,145)	$38.17	(265,819)	$26.23	(136,031)	$17.51
Forfeited	(18,447)	$57.44	(9,554)	$38.73	(19,615)	$26.71
Non-vested restricted stock and restricted share units – end of year	629,372	$50.87	773,568	$42.44	487,409	$29.94

	Fiscal Year ended June 30,
	2014	2013	2012
Fair value of restricted stock and restricted share units granted	$9,303	$25,606	$8,364
Fair value of shares vested	$19,905	$16,547	$5,098
Tax benefit recognized from restricted shares vesting	$7,535	$6,253	$1,914
On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman, President and Chief Executive Officer. The Agreement provides for a grant of 400,000 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 100,000 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five (45) consecutive trading day period during which the average closing price of the Company’s common stock on the NASDAQ Global Select Market equals or exceeds the following prices: $62.50, $72.50, $82.50 and $100.00, respectively, the market condition for each increment of 100,000 Shares will be satisfied. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 100,000 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which was expected to be recognized over a weighted-average period of approximately 4.0 years. On September 28, 2012, August 27, 2013, and December 13, 2013, the first, second, and third market conditions, respectively, were satisfied. As such, the first three tranches of 100,000 Shares are expected to vest in equal amounts over the five-year period commencing on the first anniversary of the date the market condition for the respective tranche was satisfied.
At June 30, 2014, $16,042 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.2 years.

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
The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. Following the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan, as in effect and as amended from time to time. Upon the adoption of the 2013-2014 LTIP and the 2014-2015 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants are subject to time vesting requirements and a portion are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.
The Compensation Committee determined that the target values set under the LTI Plan covering the 2012 and 2013 fiscal years (the “2012-2013 LTIP”) were achieved and approved the payment of awards to the participants. After deducting the value of the Initial Equity Grants, the awards related to the 2012-2013 LTIP totaled $7,356 (which were settled by the issuance of 95,484 unrestricted shares of the Company’s common stock in the first quarter of fiscal 2014).
The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $9,495, $7,460 and $8,743 for the fiscal years ended June 30, 2014, 2013 and 2012 respectively, related to LTI plans.

14.    INVESTMENTS AND JOINT VENTURES
Equity method investments
At June 30, 2014, the Company owned 48.7% of Hain Pure Protein. This investment is accounted for under the equity method of accounting. The carrying value of our investment of $30,742 is included on the Consolidated Balance Sheet in “Investments and joint ventures.” During fiscal 2014 and 2013, HPP repaid $6,038 and $4,116, respectively of our previously provided advances. As of June 30, 2014, there were no outstanding borrowings.
At June 30, 2014, the Company also owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of our investment and advances to HHO of $455 are included on the Consolidated Balance Sheet in “Investments and joint ventures.” During the fiscal year ended June 30, 2014, HHO repaid $2,250 of advances we previously made, which amount is reflected in the carrying value of our total investment as of June 30, 2014. The investment is being accounted for under the equity method of accounting.
Available-For-Sale Securities
The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 2,299,000 of its YHS shares during fiscal year ended June 30, 2014 which resulted in a pre-tax gain of $1,511 on the sales. The remaining shares held at June 30, 2014 totaled 3,072,738. The fair value of these shares held was $5,314 (cost basis of $3,831) at June 30, 2014 and $11,237 (cost basis of $6,696) at June 30, 2013 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets.

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
The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$31,902	$31,902	$—	—
Forward foreign currency contracts	391	—	391	—
Available for sale securities	5,314	5,314	—	—
	$37,607	$37,216	$391	—
Liabilities:
Forward foreign currency contracts	$1,168	—	$1,168	—
Contingent consideration, of which $2,669 is noncurrent	8,280	—	—	$8,280
Total	$9,448	—	1,168	$8,280

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,200	$6,200	$—	—
Forward foreign currency contracts	1,066	—	1,066	—
Available for sale securities	11,237	11,237	—	—
	$18,503	$17,437	$1,066	—
Liabilities:
Contingent consideration, of which $12,531 is noncurrent	$22,814	—	—	$22,814
Total	$22,814	—	—	$22,814
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

In connection with the acquisitions of BluePrint in December 2012, Cully & Sully in April 2012, and GG UniqeFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of contingent payments on a periodic basis. During the fiscal year ended June 30, 2014, the Company’s reassessment resulted in a net reduction of expense of $3,616. During the fiscal year ended June 30, 2013, the Company’s reassessment resulted in additional expense of $2,336. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities (weighted average discount rate of 4.0% for the outstanding liabilities as of June 30, 2014). Although we believe our assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.
The following table summarizes the Level 3 activity:

	Fiscal Year ended June 30,
	2014	2013
Balance at beginning of year	$22,814	$6,582
Fair value of initial contingent consideration	—	13,491
Contingent consideration adjustment and accretion of interest expense, net	(3,026)	2,487
Contingent consideration paid	(11,800)	—
Translation adjustment	292	254
Balance at end of year	$8,280	$22,814
There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2014 or 2013.
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
The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at June 30, 2014 were $69,431 and $777 of net liabilities. There were $29,916 of notional amount and $1,066 of net assets of foreign exchange derivative contracts outstanding at June 30, 2013. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.
The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the fiscal years ended June 30, 2014 and 2013, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the fiscal years ended June 30, 2014 and 2013.

16.    COMMITMENTS AND CONTINGENCIES
Lease commitments and rent expense
The Company leases office, manufacturing and warehouse space. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.
The aggregate minimum future lease payments for these operating leases at June 30, 2014, are as follows:

Fiscal Year
2015	$16,075
2016	11,024
2017	8,185
2018	6,733
2019	6,165
Thereafter	51,012
$99,194

Rent expense charged to operations for the fiscal years ended June 30, 2014, 2013 and 2012 was $20,567, $16,449 and $12,603, respectively.
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

17.    DEFINED CONTRIBUTION PLANS
We have a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2014, 2013 and 2012, we made contributions to the Plan of $539, $542 and $491, respectively. In addition, certain of our international subsidiaries maintain separate defined contribution plans for their employees, however the amounts are not significant to the consolidated financial statements.

18.    SEGMENT INFORMATION
Our operations are managed in four operating segments: United States, United Kingdom, Canada and Europe. The United States and the United Kingdom are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

Net sales and operating profit are the primary measures used by our Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. Our CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and other.” Corporate and other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring charges and costs associated with voluntary recalls are included in “Corporate and other.” Expenses that are managed centrally but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Years ended June 30,
	2014	2013	2012
Net Sales: (1)
United States	$1,282,175	$1,095,867	$991,626
United Kingdom	637,454	420,408	192,352
Rest of World	233,982	218,408	194,269
	$2,153,611	$1,734,683	$1,378,247

Operating Income:
United States	$211,864	$177,352	$149,791
United Kingdom	52,661	31,069	9,690
Rest of World	17,397	18,671	13,347
	$281,922	$227,092	$172,828
Corporate and other (2)	(54,185)	(52,780)	(21,300)
	$227,737	$174,312	$151,528

(1)
One of our customers accounted for approximately 13%, 15%, and 18% of our consolidated net sales for the fiscal years ended June 30, 2014, 2013, and 2012, respectively, which were primarily related to the United States segment. A second customer accounted for approximately 11% and 10% of our consolidated net sales for the fiscal years ended June 30, 2014 and 2013, which were primarily related to the United States and United Kingdom segments.

(2)
Includes $10,076, $16,634, and $7,974 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Of those amounts, $945, $4,491 and $0 are recorded in cost of sales for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Corporate and other also includes a net reduction of expense of $3,616 for the fiscal year ended June 30, 2014, expense of $2,336 for the fiscal year ended June 30, 2013, and a reduction of expense of $14,627 for the fiscal years ended June 30, 2012, related to adjustments of the carrying value of contingent consideration. Additionally, $6,000 of expense is included in Corporate and other for the fiscal year ended June 30, 2014 related to a August 2014 voluntary recall (see Note 19).

The Company’s sales by product category are as follows:

	Fiscal Year ended June 30,
	2014	2013	2012
Grocery	$1,669,208	$1,286,377	$955,071
Snacks	249,033	220,452	209,319
Tea	115,593	110,819	103,950
Personal Care	119,777	117,035	109,907
Total	$2,153,611	$1,734,683	$1,378,247

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	June 30, 2014	June 30, 2013
United States	$139,919	$149,240
Canada	9,694	10,057
United Kingdom	198,505	122,620
Europe	27,746	27,064
	$375,864	$308,981

19.    SUBSEQUENT EVENTS
On July 17, 2014, the Company acquired the remaining 51.3% of Hain Pure Protein that it did not already own from an affiliate of Pegasus Capital Advisor’s, L.P. (“Pegasus”), Pegasus Partners III, L.P. Consideration in the transaction consisted of cash totaling $20,310 and 231,428 shares of the Company’s common stock valued at $19,690. As a result of the stock purchase, Hain Pure Protein became the Company’s wholly-owned subsidiary.
On August 19, 2014, the Company announced a voluntary recall on certain nut butters. In connection with the voluntary recall, the Company recorded costs totaling $6,000 in the fiscal year ended June 30, 2014 as a component of cost of sales which primarily relate to inventory on hand and expected return of product from customers sold prior to June 30, 2014. While the cost of the voluntary recall to be recorded in fiscal 2015 is not yet known, it is reasonably possible that the total pre-tax costs of the recall related to fiscal 2015 may be between $4,000 and $8,000. We do not believe the total costs incurred will be material to our liquidity, and we are working with our insurance carrier for recovery of such costs.

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
The Company acquired Tilda Limited on January 13, 2014 and Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc. on April 28, 2014 (collectively, the “acquired businesses”). We have excluded these acquired businesses from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. The acquired businesses accounted for 17.8 percent of our total assets as of June 30, 2014 and 5.4 percent of our consolidated net sales and 8.6 percent of our income from continuing operations for the fiscal year then ended.
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Management’s assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).
Based on our assessment, we believe that, as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of June 30, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tilda Limited acquired on January 13, 2014 and Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc. acquired on April 28, 2014, which are included in the fiscal 2014 consolidated financial statements of the Company and constituted 17.8 percent of total assets as of June 30, 2014 and 5.4 percent of consolidated net sales and 8.6 percent of the income from continuing operations for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tilda Limited and Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2014 of the Company and our report dated August 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
August 26, 2014

Changes in Internal Control over Financial Reporting.
There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

Item 10, “Directors, Executive Officers and Corporate Governance,” Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Item 14, “Principal Accounting Fees and Services” have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the 2014 Annual Meeting of Stockholders of the Company, at which meeting the stockholders will vote upon the election of the directors. This information in such Proxy Statement is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)	The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

(1)     Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2014 and 2013
Consolidated Statements of Income - Fiscal Years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

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

10.5
Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 22, 2013).

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

10.19
Form of Change in Control Agreement between the Company and each of Denise M. Faltischek and Steven J. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2010).

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

10.22
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

101(a)
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

(a) - Filed herewith

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe (1)	Deductions - describe (2)	Balance of end of period
Fiscal Year Ended June 30, 2014:
Allowance for doubtful accounts	$2,564	$51	$330	$(1,359)	$1,586
Valuation allowance for deferred tax assets	$10,456	$1,466	$—	$(2,092)	$9,830

Fiscal Year Ended June 30, 2013:
Allowance for doubtful accounts	$2,661	$67	$—	$(164)	$2,564
Valuation allowance for deferred tax assets	$11,183	$(1,160)	$—	$433	$10,456

Fiscal Year Ended June 30, 2012:
Allowance for doubtful accounts	$1,230	$546	$969	$(84)	$2,661
Valuation allowance for deferred tax assets	$10,426	$1,354	$—	$(597)	$11,183

(1)	Represents the allowance for doubtful accounts of the business acquired during the fiscal year

(2)	Amounts written off and changes in exchange rates

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	August 26, 2014	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	August 26, 2014	/s/ Stephen J. Smith
Stephen J. Smith, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	August 26, 2014
Irwin D. Simon

/s/ Stephen J. Smith	Executive Vice President and Chief Financial Officer	August 26, 2014
Stephen J. Smith

/s/ Ross Weiner	Vice President and Chief Accounting Officer	August 26, 2014
Ross Weiner

/s/ Richard C. Berke	Director	August 26, 2014
Richard C. Berke

/s/ Jack Futterman	Director	August 26, 2014
Jack Futterman

/s/ Marina Hahn	Director	August 26, 2014
Marina Hahn

/s/ Andrew R. Heyer	Director	August 26, 2014
Andrew R. Heyer

/s/ Roger Meltzer	Director	August 26, 2014
Roger Meltzer

/s/ Scott M. O’Neil	Director	August 26, 2014
Scott M. O’Neil

/s/ Lawrence S. Zilavy	Director	August 26, 2014
Lawrence S. Zilavy