Form 10-Q
period 2014-09-30
HAIN CELESTIAL GROUP INC
filed 2014-11-07
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of November 3, 2014 there were 50,460,313 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND JUNE 30, 2014
(In thousands, except share amounts)

	September 30,	June 30,
	2014	2014
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$92,658	$123,751
Accounts receivable, less allowance for doubtful accounts of $1,916 and $1,586	319,496	287,915
Inventories	386,253	320,251
Deferred income taxes	24,662	23,780
Prepaid expenses and other current assets	46,341	47,906
Total current assets	869,410	803,603
Property, plant and equipment, net	340,068	310,661
Goodwill	1,116,972	1,134,368
Trademarks and other intangible assets, net	644,024	651,482
Investments and joint ventures	6,396	36,511
Other assets	27,959	28,692
Total assets	$3,004,829	$2,965,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,890	$239,162
Accrued expenses and other current liabilities	97,566	84,906
Current portion of long-term debt	99,814	100,096
Total current liabilities	456,270	424,164
Long-term debt, less current portion	787,628	767,827
Deferred income taxes	149,309	148,439
Other noncurrent liabilities	4,747	5,020
Total liabilities	1,397,954	1,345,450
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 100,000,000 shares, issued 51,970,721 and 51,575,743 shares	520	516
Additional paid-in capital	1,002,814	969,697
Retained earnings	648,473	629,618
Accumulated other comprehensive income	904	60,128
	1,652,711	1,659,959
Less: 1,510,408 and 1,453,041 shares of treasury stock, at cost	(45,836)	(40,092)
Total stockholders’ equity	1,606,875	1,619,867
Total liabilities and stockholders’ equity	$3,004,829	$2,965,317

Note: The balance sheet at June 30, 2014 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2014	2013
Net sales	$631,257	$477,484
Cost of sales	505,413	358,361
Gross profit	125,844	119,123
Selling, general and administrative expenses	90,924	73,587
Amortization of acquired intangibles	4,509	3,468
Acquisition related expenses, restructuring and integration charges	1,584	2,296
Operating income	28,827	39,772
Interest and other expenses, net	3,926	3,938
Income before income taxes and equity in earnings of equity-method investees	24,901	35,834
Provision for income taxes	6,066	8,751
Equity in net (income) of equity-method investees	(20)	(572)
Income from continuing operations	18,855	27,655
Discontinued operations (see note 5)	—	—
Net income	$18,855	$27,655

Basic net income per common share:
From continuing operations	$0.37	$0.58
From discontinued operations	—	—
Net income per common share - basic	$0.37	$0.58

Diluted net income per common share:
From continuing operations	$0.37	$0.57
From discontinued operations	—	—
Net income per common share - diluted	$0.37	$0.57

Shares used in the calculation of net income per common share:
Basic	50,341	47,706
Diluted	51,328	48,934
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$18,855			$27,655

Other comprehensive income (loss):
Foreign currency translation adjustments	$(61,042)	$1,440	(59,602)	$44,239	$(597)	43,642
Change in deferred gains/(losses) on cash flow hedging instruments	2,405	(1,439)	966	(737)	183	(554)
Change in unrealized gain on available for sale investment	(851)	263	(588)	(286)	112	(174)
Total other comprehensive income (loss)	$(59,488)	$264	$(59,224)	$43,216	$(302)	$42,914

Total comprehensive income			$(40,369)			$70,569

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2014	51,575,743	$516	$969,697	$629,618	1,453,041	$(40,092)	$60,128	$1,619,867
Net income				18,855				18,855
Other comprehensive income							(59,224)	(59,224)
Issuance of common stock pursuant to compensation plans	163,550	2	8,670					8,672
Issuance of common stock in connection with acquisitions	231,428	2	19,688					19,690
Stock based compensation income tax effects			1,820					1,820
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					57,367	(5,744)		(5,744)
Stock based compensation charge			2,939					2,939
Balance at September 30, 2014	51,970,721	$520	$1,002,814	$648,473	1,510,408	$(45,836)	$904	$1,606,875

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,855	$27,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,580	10,453
Deferred income taxes	(1,705)	(1,585)
Equity in net income of equity-method investees	(20)	(572)
Stock based compensation	2,939	3,237
Tax benefit from stock based compensation	61	112
Contingent consideration expense	281	—
Gain on pre-existing ownership interest in Hain Pure Protein Corporation	(5,334)	—
Other non-cash items, net	(1,485)	246
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(31,626)	5,966
Inventories	(34,427)	(12,505)
Other current assets	4,635	(315)
Other assets and liabilities	661	(717)
Accounts payable and accrued expenses	38,694	17,788
Income taxes	(3,495)	3,845
Net cash provided by operating activities	2,614	53,608
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from purchase price settlement for acquisition	—	481
Acquisitions	(20,310)	—
Purchases of property and equipment	(13,260)	(12,347)
Proceeds from sale of investment	1,287	—
Net cash used in investing activities	(32,283)	(11,866)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	1,233	580
Borrowings under bank revolving credit facility, net	21,500	(13,252)
Repayments of other long-term debt, net	(16,521)	(1,904)
Excess tax benefits from stock based compensation	1,759	814
Shares withheld for payment of employee payroll taxes	(5,744)	(3,949)
Net cash provided by financing activities	2,227	(17,711)
Effect of exchange rate changes on cash	(3,651)	(225)
Net increase in cash and cash equivalents	(31,093)	23,806
Cash and cash equivalents at beginning of period	123,751	41,263
Cash and cash equivalents at end of period	$92,658	$65,069
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “Hain”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products. The Company is a leader in many organic and natural products categories, with many recognized brands. The brand names are well recognized in the various market categories they serve and include Almond Dream®, Arrowhead Mills®, BluePrint®, Celestial Seasonings®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Lima®, Linda McCartney® (under license), MaraNatha®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Organic Bakery®, Rudi’s Gluten-Free Bakery, Sensible Portions®, Spectrum®, Spectrum Essentials®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, WestSoy® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON® and Queen Helene® brands.

The Company had a minority investment in Hain Pure Protein Corporation (“HPPC” or “Hain Pure Protein”) through June 30, 2014. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. On July 17, 2014, the Company acquired the remaining 51.3% of HPPC that it did not already own at which point HPPC became a wholly-owned subsidiary and a separate operating and reportable segment (see Notes 4 and 16). Hain also has an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets.

The Company’s operations are managed in five operating segments: United States, United Kingdom, HPPC, Canada and Europe. Refer to Note 16 for additional information and selected financial information for the reportable segments.

2.    BASIS OF PRESENTATION

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2014 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. Please refer to the footnotes to the consolidated financial statements as of June 30, 2014 and for the fiscal year then ended included in Hain’s Annual Report on Form 10-K for information not included in these condensed footnotes.

All amounts in the consolidated financial statements, footnotes and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated.

Newly Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 amends the requirements for reporting and disclosing discontinued operations. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU No. 2014-08 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted and is to be applied prospectively. The Company has elected to early adopt the provisions of ASU No. 2014-08 at the beginning of fiscal 2015. The adoption of the new guidance may impact the reporting and disclosure of any future disposals that are completed.

Recently Issued Accounting Pronouncements Not Yet Effective

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

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2014	2013
Numerator:
Income from continuing operations	$18,855	$27,655
Discontinued operations	—	—
Net income	$18,855	$27,655

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	50,341	47,706
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	987	1,228
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	51,328	48,934

Basic net income per common share:
From continuing operations	$0.37	$0.58
From discontinued operations	—	—
Net income per common share - basic	$0.37	$0.58

Diluted net income per common share:
From continuing operations	$0.37	$0.57
From discontinued operations	—	—
Net income per common share - diluted	$0.37	$0.57

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

Restricted stock awards totaling 100,000 and 205,187 were excluded from the diluted earnings per share calculations for the three months ended September 30, 2014 and 2013, respectively, as such awards are contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods.

4.    ACQUISITIONS

The Company accounts for acquisitions using the acquisition method of accounting. The results of operations of the acquisitions typically have been included in the consolidated results from their respective dates of acquisition. The purchase price of each acquisition is allocated to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. Acquisitions may include contingent consideration, the fair value of which is estimated on the acquisition date as the present value of the expected contingent payments, determined using weighted probabilities of possible payments. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill.

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges, net” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $1,129 and $725 were expensed in the three months ended September 30, 2014 and 2013, respectively. The expenses incurred during the first quarter of fiscal 2015 primarily relate to the acquisition of the remaining interest in HPPC. The expenses incurred during the first quarter of fiscal 2014 primarily relate to stamp duty and additional professional fees associated with the recent acquisitions.

Fiscal 2015

On July 17, 2014, the Company acquired the remaining 51.3% of HPPC, that it did not already own, at which point HPPC became a wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. Included in the acquisition is HPPC’s 19% interest in EK Holdings, Inc. (“Empire Kosher”), which grows, processes and sells kosher poultry and other products. Consideration in the transaction consisted of cash totaling $20,310 and 231,428 shares of the Company’s common stock valued at $19,690. The cash consideration paid was funded with existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under the Credit Agreement (see Note 9).

The carrying amount of the pre-existing 48.7% investment in HPPC as of June 30, 2014 was $30,740. Due to the acquisition of the remaining 51.3% of HPPC, the Company adjusted the carrying amount of its pre-existing investment to its fair value. This resulted in a gain of $5,334 recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income. The results of HPPC are reported as a separate segment (see Note 16).

The following table summarizes the components of the preliminary purchase price allocation for the HPPC acquisition:

Carrying value of pre-existing 48.7% interest, after fair value adjustment:	$36,074
Purchase price of remaining 51.3% interest:
Cash paid	20,310
Equity issued	19,690
Total investment:	$76,074

Allocation:
Current assets	$55,261
Property, plant and equipment	35,796
Other assets, including investment in Empire Kosher	2,792
Identifiable intangible assets	17,000
Deferred taxes	(2,673)
Assumed liabilities	(41,435)
Goodwill	9,333
$76,074

The purchase price allocation for HPPC is based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocations.

The preliminary fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $6,000 with an estimated useful life of 12 years and trade names valued at $11,000 with indefinite lives.

The following table provides unaudited pro forma results of continuing operations for the three months ended September 30, 2013, as if the acquisition of HPPC had been completed at the beginning of fiscal 2014 . The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets.

Three Months Ended September 30, 2013
Net sales from continuing operations	$532,009
Net income from continuing operations	$28,352
Net income per common share from continuing operations - diluted	$0.58

Fiscal 2014

On April 28, 2014, the Company acquired Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc. (“Rudi’s”), a leading organic and gluten-free company with facilities in Boulder, Colorado. Under the Rudi’s Organic Bakery® and Rudi’s Gluten-Free Bakery brands, Rudi’s offers a range of approximately 60 products including USDA certified organic breads, buns, bagels, tortillas, wraps and soft pretzels and various gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing in the United States and Canada. Consideration in the transaction consisted of cash totaling $50,649 (which is net of cash acquired and subject to the finalization of a working capital adjustment) and 133,744 shares of the Company’s common stock valued at $11,168. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility.

On January 13, 2014, the Company acquired Tilda Limited (“Tilda”), a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the brand names Tilda®, Akash® and Abu Shmagh® to consumers in over 40 countries, principally in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. On June 18, 2014, the Company also completed the acquisition of certain assets of Tilda Riceland Limited in India. Consideration in these transactions consisted of cash totaling $126,340 (which is net of cash acquired and based on the exchange rates in effect at the respective transaction dates), which remain subject to certain adjustments, 1,646,173 shares of the Company’s common stock valued at $148,353 and deferred consideration (the “Vendor Loan Note”) for £20,000 ($32,958 at the transaction date exchange rate) issued by the Company which is payable within one year following completion of the acquisition, with a portion being payable in Company shares at the Company’s option. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility.

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

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Preliminary identifiable intangible assets acquired consist principally of customer relationships valued at $41,692 with a weighted average estimated useful life of 13.2 years and trade names valued at $115,987 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of Hain’s existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of the acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the three months ended September 30, 2013, as if only the acquisitions completed in fiscal 2014 (Rudi’s and Tilda) had been completed at the beginning of fiscal year 2014. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and interest expense associated with bank borrowings to fund the acquisitions.

Three Months Ended September 30, 2013
Net sales from continuing operations	$538,572
Net income from continuing operations	$32,845
Net income per common share from continuing operations - diluted	$0.65

5.    DISCONTINUED OPERATIONS

On February 6, 2014, the Company completed the sale of the Grains Noirs business in Europe. As result of the sale, a loss on disposal of $2,777 was recorded during the third quarter of fiscal 2014. The operating results of Grains Noirs were not material to the Company’s consolidated financial statements. The Company recorded a gain of $1,148 during the second quarter of fiscal 2014 related to the finalization of a working capital adjustment on the sale of the private-label chilled ready meals business in the United Kingdom, which was completed in fiscal 2013.

6.    INVENTORIES

Inventories consisted of the following:

	September 30, 2014	June 30, 2014
Finished goods	$221,041	$190,818
Raw materials, work-in-progress and packaging	165,212	129,433
	$386,253	$320,251

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2014	June 30, 2014
Land	$36,924	$34,021
Buildings and improvements	86,049	75,895
Machinery and equipment	347,535	329,680
Furniture and fixtures	10,069	10,352
Leasehold improvements	21,687	21,836
Construction in progress	8,055	4,850
	510,319	476,634
Less: Accumulated depreciation and amortization	170,251	165,973
	$340,068	$310,661

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reportable segment for the three months ended September 30, 2014 were as follows:

	United States	United Kingdom	HPPC	Rest of World	Total
Balance as of June 30, 2014 (a)	$607,326	$457,818	$—	$69,224	$1,134,368
Acquisition activity	—	—	9,333	—	9,333
Translation and other adjustments, net	(2,121)	(21,436)	—	(3,172)	(26,729)
Balance as of September 30, 2014 (a)	$605,205	$436,382	$9,333	$66,052	$1,116,972

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

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At September 30, 2014, included in trademarks and other intangible assets on the balance sheet are $202,663 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	September 30, 2014	June 30, 2014
Non-amortized intangible assets:
Trademarks and tradenames	$496,697	$498,068
Amortized intangible assets:
Other intangibles	202,663	206,071
Less: accumulated amortization	(55,336)	(52,657)
Net carrying amount	$644,024	$651,482

Amortization expense included in continuing operations was as follows:

	Three Months ended September 30,
	2014	2013
Amortization of intangible assets	$4,509	$3,468

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2015	2016	2017	2018	2019
Estimated amortization expense	$18,135	$16,955	$16,243	$15,911	$13,750

The weighted average remaining amortization period of amortized intangible assets is 10.7 years.

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2014	June 30, 2014
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	634,542	614,502
Tilda short-term borrowing arrangements	67,140	65,975
Vendor Loan Note (see note 4)	32,478	34,056
Other borrowings	3,282	3,390
	887,442	867,923
Short-term borrowings and current portion of long-term debt	99,814	100,096
	$787,628	$767,827

The Company has $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of September 30, 2014, $150,000 of the senior notes was outstanding.

The Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) provides an $850 million revolving credit facility which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated.

In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires that certain financial covenants are satisfied, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined) of no more than 3.5 to 1.0, which consolidated leverage ratio may increase to no more than 4.0 to 1.0 for the four full fiscal quarters following a permitted acquisition. Obligations under the Credit Agreement are guaranteed by all of the Company’s existing and future domestic subsidiaries, subject to certain exceptions. As of September 30, 2014, there were $634,542 of borrowings outstanding under the Credit Agreement.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.00% per annum or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.00% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing line loans will bear interest at the Base Rate plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2014 was 1.92%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.35% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are secured by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at September 30, 2014.)

10.    INCOME TAXES

The effective income tax rate from continuing operations was 24.4% for the three months ended September 30, 2014 and 2013. The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The effective tax rate for the three months ended September 30, 2014 was favorably impacted by the non-taxable gain recorded on the pre-existing ownership interest in HPPC of $5,334 (see Note 4). The effective tax rate for the three months ended September 30, 2013 was impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. Such reduction resulted in a decrease of the carrying value of net deferred tax liabilities of $3,777 which favorably impacted the effective tax rate. This amount in the prior year period was partially offset by an increase in the reserve for unrecognized tax benefits of $550 relating to an additional liability associated with an IRS audit that has since been completed.

The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of the mix of taxable income by jurisdiction and state and local income taxes.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2014	2013
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$(59,602)	$43,642
Amounts reclassified into income	—	—
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income (loss) before reclassifications	1,510	(455)
Amounts reclassified into income (2)	(544)	(99)
Unrealized gain on available for sale investment:
Other comprehensive income (loss) before reclassifications	(399)	(174)
Amounts reclassified into income (3)	(189)	—
Net change in accumulated other comprehensive income (loss)	$(59,224)	$42,914

(1)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $23,048 and $11,485 for the three months ended September 30, 2014 and 2013, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $715 and $132 for the three months ended September 30, 2014 and 2013, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 13). Such amounts are recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income and were $311 before taxes for the three months ended September 30, 2014.

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

Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended September 30,
	2014	2013
Compensation cost (included in selling, general and administrative expense)	$2,939	$3,237
Related income tax benefit	$1,125	$1,235

Stock Options

A summary of the stock option activity for the three months ended September 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2014	1,337,145	$19.65
Exercised	(47,464)	$25.98
Options outstanding and exercisable at September 30, 2014	1,289,681	$19.42	1.9 years	$106,953

	Three Months Ended September 30,
	2014	2013
Intrinsic value of options exercised	$3,229	$1,754
Cash received from stock option exercises	$1,233	$580
Tax benefit recognized from stock option exercises	$1,210	$684

At September 30, 2014 there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share units activity for the three fiscal years ended September 30, 2014 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2014	629,372	$50.87
Vested	(41,961)	$47.11
Forfeited	(1,931)	$71.57
Non-vested restricted stock and restricted share units at September 30, 2014	585,480	$51.07

	Three Months Ended September 30,
	2014	2013
Fair value of restricted stock and restricted share units granted	$—	$588
Fair value of shares vested	$4,195	$1,794
Tax benefit recognized from restricted shares vesting	$1,636	$700

On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman, President and Chief Executive Officer. The Agreement provides for a grant of 400,000 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 100,000 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five (45) consecutive trading day period during which the average closing price of the Company’s common stock on the NASDAQ Global Select Market equals or exceeds the following prices: $62.50, $72.50, $82.50 and $100.00, respectively, the market condition for each increment of 100,000 Shares will be satisfied. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 100,000 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which was expected to be recognized over a weighted-average period of approximately 4.0 years. On September 28, 2012, August 27, 2013, December 13, 2013, and October 22, 2014, the four respective market conditions were satisfied. As such, the four tranches of 100,000 Shares are expected to vest in equal amounts over the five-year period commencing on the first anniversary of the date the market condition for the respective tranche was satisfied.

At September 30, 2014, $13,054 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.1 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of a two-year performance-based long-term incentive plans (the “2014-2015 LTIP”) that provides for a combination of equity grants and performance awards that can be earned over each two year period. Participants in the LTI Plan include the Company’s executive officers, including the Chief Executive Officer, and certain other key executives.

The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. Following the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan, as in effect and as amended from time to time. Upon the adoption of the 2014-2015 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants are subject to time vesting requirements and a portion are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.

The Compensation Committee determined that the target values previously set under the LTI Plan covering the 2013 and 2014 fiscal years (the “2013-2014 LTIP”) were achieved and approved the payment of awards to the participants. After deducting the value of the Initial Equity Grants, the awards related to the 2013-2014 LTIP totaled $7,439 (which were settled by the issuance of 74,084 unrestricted shares of the Company’s common stock in the first quarter of fiscal 2014).

The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $1,346 and $2,284 for the three months ended September 30, 2014 and 2013, respectively, related to LTI plans.

13.    INVESTMENTS AND JOINT VENTURES

Equity and cost method investments

At September 30, 2014, the Company owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of the investment and advances to HHO of $535 are included on the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

At September 30, 2014, HPPC owns a 19% interest in Empire Kosher (see Note 4). The investment is being accounted for as a cost method investment and its carrying value of $2,374 is included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures.”

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 782,000 of its YHS shares during the three months ended September 30, 2014 which resulted in a pre-tax gain of $311 on the sales. No shares were sold during the three months ended September 30, 2013. The remaining shares held at September 30, 2014 totaled 2,290,738. The fair value of these shares held was $3,487 (cost basis of $2,856) at September 30, 2014 and $5,314 (cost basis of $3,831) at June 30, 2014 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$14,400	$14,400	$—	$—
Forward foreign currency contracts	1,807	—	1,807	—
Available for sale securities	3,487	3,487	—	—
	$19,694	$17,887	$1,807	$—
Liabilities:
Forward foreign currency contracts	$179	$—	$179	$—
Contingent consideration, of which $2,481 is noncurrent	7,973	—	—	7,973
	$8,152	$—	$179	$7,973

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$31,902	$31,902	$—	$—
Forward foreign currency contracts	391	—	391	—
Available for sale securities	5,314	5,314	—	—
	$37,607	$37,216	$391	$—
Liabilities:
Forward foreign currency contracts	$1,168	$—	$1,168	$—
Contingent consideration, of which $2,669 is noncurrent	8,280	—	—	8,280
Total	$9,448	$—	$—	$8,280

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

In connection with the acquisitions of Cully & Sully in April 2012 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. The Company estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. During the three months ended September 30, 2014, additional expense of $281 was recorded related to the Cully & Sully acquisition, and in October 2014, $5,477 was paid to the sellers in settlement of this obligation. The significant inputs used in the estimate of the remaining obligation for GG UniqueFiber include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability (weighted average discount rate of 4.0% for the outstanding liability as of September 30, 2014). Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.

The following table summarizes the Level 3 activity:

Three Months Ended September 30, 2014
Balance as of June 30, 2014	$8,280
Contingent consideration adjustment	280
Translation adjustment	(587)
Balance as of September 30, 2014	$7,973

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended September 30, 2014 or 2013.

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at September 30, 2014 were $58,096 and $1,628 of net assets. There were $69,431 of notional amount and $777 of net liabilities of foreign exchange derivative contracts outstanding at June 30, 2014. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 13 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the three months ended September 30, 2014 and 2013, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2014 and 2013.

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

On August 19, 2014, the Company announced a voluntary recall on certain nut butters. In connection with the voluntary recall, the Company recorded pre-tax costs totaling $22,844 in the three months ended September 30, 2014 and previously recorded charges of $6,000 in the fourth quarter of fiscal 2014. The charges recorded primarily relate to returns of product from customers ($10,442) and inventory on-hand and other cost of goods sold charges ($9,925), and to a lesser extent consumer refunds and other administrative costs ($2,477). The charges recorded are based upon management’s estimates of the total costs incurred through September 30, 2014, however it is reasonably possible that additional pre-tax costs up to $7,000 could be recorded, excluding any recovery from our insurance carrier, with whom the Company is working to recover a portion of these costs. Additionally, the Company anticipates certain ongoing period costs, primarily transportation and storage costs, to be incurred during the remainder of fiscal 2015 of approximately $800 before tax. The Company is continuing to work with the U.S. Food and Drug Administration to finalize the matter.

In addition to the contingencies described above, the Company may be a party to a number of legal actions, proceedings, audits, tax audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company’s cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company’s management believes that the outcome of such actions, proceedings, audits, claims and disputes will not have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, cash flows or liquidity.

16.    SEGMENT INFORMATION

The Company’s operations are managed in five operating segments: United States, United Kingdom, HPPC (which was acquired on July 17, 2014), Canada and Europe. The United States, the United Kingdom and HPPC are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

Net sales and operating profit are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and other.” Corporate and other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses and restructuring charges are included in “Corporate and other.” Expenses that are managed centrally but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Certain factory start-up costs incurred in Europe that were included in “Corporate and other” in the prior year have been reclassified to the Rest of World segment to conform to the current year presentation. Assets are reviewed by the CODM on a consolidated basis and are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2014	2013
Net Sales:
United States	$336,915	$311,995
United Kingdom	172,279	113,995
HPPC	70,670	—
Rest of World	51,393	51,494
	$631,257	$477,484

Operating Income:
United States	$29,589	$46,366
United Kingdom	5,595	1,911
HPPC	3,820	—
Rest of World	635	2,448
	$39,639	$50,725
Corporate and other (1)	(10,812)	(10,953)
	$28,827	$39,772

(1)
Includes $1,303 and $2,555 of acquisition related expenses, restructuring and integration charges for the three months ended September 30, 2014 and 2013, respectively, of which $259 is recorded in cost of sales for the three months ended September 30, 2013. Corporate and other also includes expense of $281 for contingent consideration adjustments (see Note 14) for the three months ended September 30, 2014.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	September 30, 2014	June 30, 2014
United States	$146,529	$139,919
Canada	9,479	9,694
United Kingdom	192,917	198,505
Europe	25,498	27,746
	$374,423	$375,864

17.    SUBSEQUENT EVENTS

On November 4, 2014, the Company’s Board of Directors approved a 2-for-1 stock split in the form of a dividend, subject to stockholder approval of an increase in the number of authorized shares of common stock of the Company. The proposed share increase will be voted on at the Company’s annual meeting to be held on November 20, 2014.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2014 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in many organic and natural products categories, with an extensive portfolio of well-known brands. Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein (“HPPC”), Canada and Europe. Our business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales people, brokers and distributors. We believe that our direct sales personnel combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market retailers, e-tailers, food service channels and club, drug and convenience stores. We manufacture domestically and internationally and our products are sold in more than 65 countries.

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

The global economic and political environment remains challenging. With the recent acquisitions we have made, a larger proportion of our sales take place outside of the United States. A deterioration in economic or political conditions in the areas in which we operate may have an adverse impact on our sales volumes and profitability. Our future success will depend in part on our ability to manage continued global economic or political uncertainty, particularly in our significant geographic markets. Generally, energy and commodity prices continue to be volatile, and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. Our management team continues to work on our worldwide sourcing and procurement initiatives to meet the needs of our growing business, and we continue to look for opportunities to supply our growth. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions and input cost increases with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.

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

Recent Developments

On July 17, 2014, the Company acquired the remaining 51.3% of HPPC that it did not already own, at which point HPPC became our wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. Included in the acquisition is HPPC’s 19% interest in EK Holdings, Inc. (“Empire Kosher”), which grows, processes and sells kosher poultry and other products. Consideration in the transaction consisted of cash totaling $20.3 million and 231,428 shares of the Company’s common stock valued at $19.7 million. The cash consideration paid was funded with existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under our Credit Agreement.

The carrying amount of our pre-existing 48.7% investment in HPPC as of June 30, 2014 was $30.7 million. Due to the acquisition of the remaining 51.3% of HPPC, the Company adjusted the carrying amount of its pre-existing investment in the quarter to its fair value. This resulted in a recorded gain of $5.3 million at which point the fair value of the Company’s pre-existing 48.7% interest was $36.1 million. The results of HPPC are reported as a separate segment.

On August 19, 2014, the Company announced a voluntary recall on certain nut butters. In connection with the voluntary recall, the Company recorded pre-tax costs totaling $22.8 million in the three months ended September 30, 2014 and previously recorded charges of $6.0 million in the fourth quarter of fiscal 2014. The charges recorded primarily relate to returns of product from customers ($10.4 million) and inventory on-hand and other cost of goods sold charges ($9.9 million), and to a lesser extent consumer refunds and other administrative costs ($2.5 million). The charges recorded are based upon management’s estimates of the total costs incurred through September 30, 2014, however it is reasonably possible that additional pre-tax costs up to $7.0 million could be recorded, excluding any recovery from our insurance carrier, with whom the Company is working to recover a portion of these costs. Additionally, the Company anticipates certain ongoing period costs, primarily transportation and storage costs, to be incurred during the remainder of fiscal 2015 of approximately $0.8 million before tax. The Company is continuing to work with the U.S. Food and Drug Administration to finalize the matter.

Results of Operations

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2014 and 2013 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended
	September 30, 2014		September 30, 2013
Net sales	$631,257	100.0%	$477,484	100.0%
Cost of sales	505,413	80.1%	358,361	75.1%
Gross profit	125,844	19.9%	119,123	24.9%

Selling, general and administrative expenses	90,924	14.4%	73,587	15.4%
Amortization of acquired intangibles	4,509	0.7%	3,468	0.7%
Acquisition related expenses, restructuring and integration charges	1,584	0.3%	2,296	0.5%
Operating income	28,827	4.6%	39,772	8.3%
Interest and other expenses, net	3,926	0.6%	3,938	0.8%
Income before income taxes and equity in earnings of equity-method investees	24,901	3.9%	35,834	7.5%
Provision for income taxes	6,066	1.0%	8,751	1.8%
Equity in net (income) of equity-method investees	(20)	—%	(572)	(0.1)%
Income from continuing operations	18,855	3.0%	27,655	5.8%
Discontinued operations	—	—%	—	—%
Net income	$18,855	3.0%	$27,655	5.8%

Net Sales

Net sales for the three months ended September 30, 2014 were $631.3 million, an increase of $153.8 million, or 32.2%, from net sales of $477.5 million for the three months ended September 30, 2013.

The sales increase primarily resulted from the acquisitions of HPPC in July 2014, Rudi’s in April 2014 and Tilda in January 2014, which collectively accounted for $131.6 million in the first quarter, which includes the brands’ growth under our ownership. Foreign exchange rates resulted in increased net sales of $8.8 million as compared to the prior year period. In addition, sales were impacted by $10.4 million of sales returns in the current quarter related to our August 2014 voluntary recall of certain nut butters. Refer to Segment Results section for additional discussion.

Gross Profit

Gross profit for the three months ended September 30, 2014 was $125.8 million, an increase of $6.7 million, or 5.6%, from last year’s first quarter. The increase in gross profit resulted from the aforementioned acquisitions, which was offset partially by charges related to our August 2014 voluntary recall of certain nut butters. Such charges in the current quarter included the aforementioned sales returns and $9.9 million of inventory reserves and other cost of goods sold charges, which collectively negatively impacted gross margin by approximately 290 basis points. Additionally, we incurred incremental costs totaling $2.7 million associated with start-up activities in one of our factories in the United Kingdom. In Europe, we incurred charges totaling $1.9 million related to a non-dairy beverage withdrawal. In addition, we experienced generally higher input costs, offset partially by productivity initiatives and price increases. Finally, gross margin was impacted by our recent acquisitions. Tilda, acquired in January 2014, operates at higher margins than the other businesses in the United Kingdom segment, and HPPC operates at lower margins than the Company’s other segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90.9 million, an increase of $17.3 million, or 23.6%, in the three months ended September 30, 2014 from $73.6 million in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. In addition, we recorded $2.5 million of charges for consumer refunds and other administrative costs associated with the nut butter recall. Selling, general and administrative expenses as a percentage of net sales was 14.4% in the three months ended September 30, 2014 and 15.4% in the prior year quarter, a decrease of 100 basis points primarily attributable to achieving additional operating leverage on our SG&A infrastructure as a result of higher sales volume and the impact of the HPPC acquisition which has a lower SG&A expense base than the other businesses.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $4.5 million, an increase of $1.0 million, or 30.0%, in the three months ended September 30, 2014 from $3.5 million in the prior year quarter. The increase is due to intangibles acquired as a result of the Company’s current year acquisition of HPPC, as well as the impact of the prior year acquisitions of Tilda and Rudi’s, which were acquired in the third and fourth quarters of fiscal 2014, respectively.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses aggregating $1.6 million in the three months ended September 30, 2014, of which approximately $1.0 million relate to our current period acquisition of HPPC and approximately $0.3 million relate to a charge recorded in connection with the finalization of our contingent consideration liability for the Cully & Sully acquisition completed in prior years.

We incurred acquisition, restructuring and integration related expenses aggregating $2.3 million in the three months ended September 30, 2013, which were primarily related to the acquisitions of the UK Ambient Grocery Brands, Ella’s Kitchen and BluePrint, and to a lesser extent  restructuring and integration charges related to the ongoing integration activities of certain functions in the United Kingdom into the Daniels operations.

Operating Income

Operating income for the three months ended September 30, 2014 was $28.8 million, a decrease of $10.9 million, or 27.5%, from $39.8 million in the three months ended September 30, 2013. Operating income as a percentage of net sales was 4.6% in the first quarter of fiscal 2015 compared with 8.3% in the first quarter of fiscal 2014. The decrease in operating income resulted primarily from our August 2014 voluntary recall of certain nut butters which negatively impacted operating income by approximately $22.7 million and operating income as a percentage of net sales by approximately 360 basis points, and to a lesser extent, the other items described above.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $3.9 million for both the three months ended September 30, 2014 and 2013. Net interest expense totaled $6.5 million in the first quarter of fiscal 2015, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in the three months ended September 30, 2013 was $5.6 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the prior year acquisitions of Tilda and Rudi’s. Net other expenses was a reduction in expense of $2.6 million for the three months ended September 30, 2014 as compared to a reduction of expense of $1.7 million for the three months ending September 30, 2013. Included in the current quarter net other expenses is a gain of $5.3 million on the Company’s pre-existing ownership interest in HPPC, offset partially by $3.2 million of unrealized foreign currency losses primarily associated with the remeasurement of foreign currency denominated intercompany balances. In the prior period quarter, the net reduction in expense was primarily related to the remeasurement of foreign currency denominated intercompany balances.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended September 30, 2014 and 2013 was $24.9 million and $35.8 million, respectively. The change was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $6.1 million in the three months ended September 30, 2014 compared to $8.8 million in the prior year quarter. Our effective income tax rate from continuing operations was 24.4% of pre-tax income for both the three months ended September 30, 2014 and 2013. The effective tax rate for the three months ended September 30, 2014 was favorably impacted by the non-taxable gain recorded on the pre-existing ownership interest in HPPC of $5.3 million. The effective tax rate for the three months ended September 30, 2013 was impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. Such reduction resulted in a decrease of the carrying value of net deferred tax liabilities of $3.8 million which favorably impacted the effective tax rate. This amount in the prior year period was partially offset by an increase in the reserve for unrecognized tax benefits of $0.6 million relating to an additional liability associated with an IRS audit that has since been completed.

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

Equity in Earnings of Equity-Method Investees

Our equity in the net income from our joint venture investments for the three months ended September 30, 2014 was $20 thousand compared to $572 thousand for the three months ended September 30, 2013. The decrease as compared to the prior year is due to our current year acquisition of HPPC, which prior to the acquisition, was accounted for as an equity-method investee. Subsequent to the acquisition, HPPC is no longer accounted for as an equity method investee, but rather its operations are included in the consolidated financial statements.

Income From Continuing Operations

Income from continuing operations for the three months ended September 30, 2014 and 2013 was $18.9 million and $27.7 million, or $0.37 and $0.57 per diluted share, respectively. The change was attributable to the factors noted above, including a $0.28 negative impact related to charges for the nut butter recall.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended September 30, 2014 and 2013:

(dollars in thousands)	United States	United Kingdom	Rest of World	HPPC	Corporate and other (1)	Consolidated
Net sales - Three months ended 9/30/14	$336,915	$172,279	$51,393	$70,670	$—	$631,257
Net sales - Three months ended 9/30/13	$311,995	$113,995	$51,494	$—	$—	$477,484
% change	8.0%	51.1%	(0.2)%			32.2%

Operating income - Three months ended 9/30/14	$29,589	$5,595	$635	$3,820	$(10,812)	$28,827
Operating income - Three months ended 9/30/13	$46,366	$1,911	$2,448	$—	$(10,953)	$39,772
% change	(36.2)%	192.8%	(74.1)%			(27.5)%

Operating income margin - Three months ended 9/30/14	8.8%	3.2%	1.2%	5.4%		4.6%
Operating income margin - Three months ended 9/30/13	14.9%	1.7%	4.8%			8.3%

(1)
Includes $1,303 and $2,555 of acquisition related expenses, restructuring and integration charges for the three months ended September 30, 2014 and 2013, respectively, of which $259 is recorded in cost of sales for the three months ended September 30, 2013. Corporate and other also includes expense of $281 for contingent consideration adjustments for the three months ended September 30, 2014.

Our operations are managed in five operating segments: United States, United Kingdom, HPPC, Canada and Europe. The United States, the United Kingdom and HPPC are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

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

Our net sales in the United States for the three months ended September 30, 2014 were $336.9 million, an increase of $24.9 million, or 8.0%, from net sales of $312.0 million for the three months ended September 30, 2013. Net sales were negatively impacted by $10.4 million of sales returns in the current quarter related to our August 2014 voluntary recall of certain nut butters and further impacted by the associated interruption in production and shipping of products. The sales increase was principally due to the impact of our prior year acquisition of Rudi’s, which accounted for $17.5 million of net sales in the current quarter and which includes the growth of this brand under our ownership. Additionally, our sales increased due to increases in the volume of our products sold as a result of increased consumption and expanded distribution. We experienced volume growth in many of our brands, including Sensible Portions, Earths Best, Spectrum, Garden of Eatin’, Ella’s Kitchen and Celestial Seasonings. Selling prices charged to customers increased from the prior year for certain products where input costs increased, however such price increases did not have a material impact on our total net sales increase in the United States. Net sales in the United States were negatively impacted by the nut butter recall which resulted in charges recorded primarily for returns of product from customers totaling $10.4 million. Operating income in the United States in the three months ended September 30, 2014 was $29.6 million, a decrease of $16.8 million from operating income of $46.4 million in the three months ended September 30, 2013. Operating income was negatively impacted by charges totaling $22.8 million for the nut butter recall. Operating income as a percentage of net sales in the United States decreased to 8.8% from 14.9% during these periods. The nut butter recall negatively impacted this percentage by approximately 700 basis points. The Company has continued to leverage the existing expense base and improve productivity which resulted an increase in operating income margin excluding the impact of the nut butter recall.

Our net sales in the United Kingdom in the three months ended September 30, 2014 were $172.3 million, an increase of $58.3 million, or 51.1%, from net sales of $114.0 million in the three months ended September 30, 2013. The sales increase was primarily a result of the acquisition of Tilda on January 13, 2014, which accounts for $43.3 million of the increase. Foreign currency exchange rates resulted in increased net sales of $8.7 million over the prior year quarter. The results for the prior year quarter do not include sales for a soup agreement with a major retailer, which became effective in October 2013. Operating income in the United Kingdom in the three months ended September 30, 2014 was $5.6 million, an increase of $3.7 million, from $1.9 million in the three months ended September 30, 2013. The increase in operating income and operating income margin was primarily due to the acquisition of Tilda, which operates at higher margins than the other business lines in the United Kingdom. This increase was offset partially by factory start-up costs in the current quarter totaling $2.7 million associated with new lines at the Company’s chilled desserts manufacturing facility.

Our net sales at HPPC were $70.7 million in the three months ended September 30, 2014. The remaining 51.3% of HPPC that was not previously owned was acquired on July 17, 2014. HPPC’s operating income for the three months ended September 30, 2014 was $3.8 million.

Our net sales in the Rest of World were $51.4 million in the three months ended September 30, 2014, a decrease of $0.1 million, or 0.2%, for the three months ended September 30, 2013. The change was primarily the result of increased sales in Canada as demand for our products remains strong, offset partially by unfavorable Canadian Dollar exchange rates. In local currency, net sales in Canada increased 15.3%. Additionally, our sales in Canada were negatively impacted by the voluntary nut butter recall as our Canada segment is dependent upon production by the United States segment for these and certain other products. In Europe, net sales were impacted by a shift in the responsibilities for certain non-dairy beverage business from the management of the Europe segment to the United Kingdom segment, which negatively impacted Europe’s net sales by approximately $2.1 million. Europe’s net sales were also impacted by approximately $0.9 million related to a non-dairy beverage withdrawal. Additionally, during fiscal 2014, we disposed of the Grains Noirs business and certain private label non-dairy beverage business was discontinued. Operating income as a percentage of net sales decreased to 1.2%, primarily due to the aforementioned items.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance decreased $31.1 million at September 30, 2014 to $92.7 million, due in part to $20.3 million of cash used to acquire HPPC. Our working capital was $413.1 million at September 30, 2014, an increase of $33.7 million from $379.4 million at the end of fiscal 2014. The increase was due principally to a $31.6 million increase in accounts receivable, a $66.0 million increase in inventories, offset by a $32.4 million increase in accounts payable and accrued expenses. These changes were primarily the result of the acquisition of HPPC in July 2014.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. With the current exception of Canada, it is the Company’s current intent to permanently reinvest its foreign earnings outside the United States. As of September 30, 2014, approximately 59% ($54.3 million) of the total cash balance is held outside of the United States and Canada. Although a portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2014, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,
(amounts in thousands)	2014	2013
Cash flows provided by (used in):
Operating activities	$2,614	$53,608
Investing activities	(32,283)	(11,866)
Financing activities	2,227	(17,711)
Exchange rate changes	(3,651)	(225)
Net (decrease)/increase in cash	$(31,093)	$23,806

Net cash provided by operating activities was $2.6 million for the three months ended September 30, 2014, compared to $53.6 million in the three months ended September 30, 2013. The decrease in cash provided by operations resulted from a $11.4 million decrease in net income and other non-cash items and a decrease of $39.6 million due to changes in our working capital. Our current quarter cash flows from operations was negatively impacted primarily by our working capital requirements on a higher sales base, in the United Kingdom where our Tilda brand is building seasonal inventory but the purchases are funded through credit facility borrowings and the nut butter voluntary recall.

In the three months ended September 30, 2014, we used $32.3 million of cash in investing activities. We used $20.3 million of cash in connection with our acquisition of HPPC and and $13.3 million for capital expenditures as discussed further below. These amounts were partially offset by $1.3 million of proceeds from sales of a portion of our holding in an available for sale investment. We used cash in investing activities of $11.9 million during the three months ended September 30, 2013, which was principally for capital expenditures.

Net cash of $2.2 million was provided by financing activities for the three months ended September 30, 2014. We had proceeds from exercises of stock options of $1.2 million in the current quarter. We also had net borrowings of $21.5 million under our revolving credit facility, which was primarily used to subsequently repay HPPC’s acquired borrowings. In addition, we paid $5.7 million during the quarter for stock repurchases to satisfy employee payroll tax withholdings. During the three months ended September 30, 2013, net cash of $17.7 million was used in financing activities which was primarily used for net repayments under our credit facility.

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

	Three Months Ended September 30,
(amounts in thousands)	2014	2013
Cash flow provided by operating activities	$2,614	$53,608
Purchase of property, plant and equipment	(13,260)	(12,347)
Operating free cash flow	$(10,646)	$41,261

Our operating free cash flow was negative $10.6 million for the three months ended September 30, 2014, a decrease of $51.9 million from the three months ended September 30, 2013. Our current quarter operating free cash flow was negatively impacted primarily by our working capital requirements on a higher sales base, in the United Kingdom where our Tilda brand is building seasonal inventory but the purchases are funded through credit facility borrowings and the nut butter voluntary recall. Our recent capital expenditures principally relate to the the acquisition of equipment for a new non-dairy production facility in Europe, the expansion of our production facilities in the United Kingdom to accommodate new products and increased volume, such as chilled desserts and soup and a new snacks factory in the United States. We expect that our capital spending for the current fiscal year will be approximately $45 million, which will include continued improvement and expansion of certain of our current manufacturing facilities.

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of September 30, 2014 and 2013, $150.0 million of the senior notes was outstanding.

We also have a credit agreement which provides us with a $850 million revolving credit facility (the “Credit Agreement”) which may be increased by an additional uncommitted $150 million provided certain conditions are met. The Credit Agreement expires in August 2017. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of September 30, 2014 and June 30, 2014, there were $634.5 million and $614.5 million of borrowings outstanding, respectively, under the Credit Agreement.

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

We believe that our cash on hand of $92.7 million at September 30, 2014, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2015 capital expenditures of approximately $45 million, and the other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We completed our fiscal 2014 annual impairment testing of goodwill and our trade names as of April 1, 2014. The analysis and assessment of these assets indicated that no impairment was required as either the fair values equaled or exceeded the recorded carrying values (for our indefinite-lived intangible assets and certain reporting units), or our qualitative assessment resulted in a determination that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount (for certain of our reporting units). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The estimated fair value of our Europe reporting unit exceeded its carrying value by approximately 10%. This reporting unit represented approximately 1% of our goodwill balance as of September 30, 2014. The estimated fair value of the New Covent Garden Soup Co.® trademark, which represents approximately 6% of our total trademarks and other intangible asset balance as of September 30, 2014, approximates its carrying value. While we believe the operations can support the values of goodwill and intangible assets reported, and there have not been any interim impairment indicators during the three months ended September 30, 2014, this reporting unit and tradename are the most sensitive to changes in the underlying assumptions.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months.

Historically, excluding any timing impact of acquired businesses within a fiscal year, net sales in the second fiscal quarter are the highest, and the Company’s earnings are the lowest in the first fiscal quarter and relatively consistent, but not equal, in the second, third and fourth fiscal quarters. We anticipate that this seasonality is likely to continue. Net sales and earnings for a fiscal year have been, and will be, impacted by the timing of any acquisitions we complete. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year.

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

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “expected,” “anticipate,” “intend,” “estimate,” “believe,” “seek”, “may,” “potential,” “can,” “positioned,” “should,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) our intention to grow organically as well as through acquisitions; (ii) increased distribution; (iii) the integration of our brands and the resulting impact thereof; (iv) the introduction of new products; (v) our long term strategy for sustainable growth; (vi) the economic environment; (vii) our support of increased consumer consumption; (viii) sourcing and procurement initiatives; (ix) higher input costs and the Company’s response thereto; (x) the integration of acquisitions and the opportunities for growth related thereto; (xi) nut butter recall expenses; (xii) our tax rate; (xiii) the repatriation of foreign cash balances; (xiv) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xv) our expectations regarding our capital spending for fiscal year 2015; (xvi) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for fiscal year 2015; (xvii) goodwill and intangible assets; (xviii) seasonality; (xix) inflation and the Company’s response thereto; (xx) legal proceedings; and (xxi) the stock split. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three months ended September 30, 2014 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

These consolidated lawsuits are currently at the discovery phase.  The Company will continue to defend this lawsuit vigorously and continues to believe that the plaintiffs’ claims are without merit. In addition to the litigation described above, the Company is a defendant in lawsuits from time to time in the normal course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes the reasonably possible losses of such matters, individually and in the aggregate, are not material. Additionally, the Company believes the probable final outcome of such matters will not have a material adverse effect on the Company’s consolidated results of operations, financial position, cash flows or liquidity.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
July 2014	424	$87.47	—	—
August 2014	11,164	97.64	—	—
September 2014	45,779	100.89	—	—
Total	57,367	$100.16	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

Exhibit Number	Description

10.1
Amendment to Employment Agreement between the Company and Irwin D. Simon dated September 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014).

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

101(a)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

(a) - Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	November 7, 2014	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	November 7, 2014	/s/ Stephen J. Smith
Stephen J. Smith, Executive Vice President and Chief Financial Officer