Form 10-Q
period 2014-12-31
HAIN CELESTIAL GROUP INC
filed 2015-02-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of February 2, 2015 there were 101,715,936 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND JUNE 30, 2014
(In thousands, except share amounts)

	December 31,	June 30,
	2014	2014
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$135,227	$123,751
Accounts receivable, less allowance for doubtful accounts of $2,143 and $1,586	321,523	287,915
Inventories	372,146	320,251
Deferred income taxes	25,592	23,780
Prepaid expenses and other current assets	50,877	47,906
Total current assets	905,365	803,603
Property, plant and equipment, net	333,824	310,661
Goodwill	1,093,589	1,134,368
Trademarks and other intangible assets, net	622,467	651,482
Investments and joint ventures	6,572	36,511
Other assets	29,886	28,692
Total assets	$2,991,703	$2,965,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,139	$239,162
Accrued expenses and other current liabilities	81,857	84,906
Current portion of long-term debt	89,347	100,096
Total current liabilities	429,343	424,164
Long-term debt, less current portion	785,845	767,827
Deferred income taxes	151,316	148,439
Other noncurrent liabilities	4,550	5,020
Total liabilities	1,371,054	1,345,450
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 150,000,000 shares, issued 104,846,468 and 103,143,018 shares (see Note 2)	1,048	1,031
Additional paid-in capital (see Note 2)	1,027,769	969,182
Retained earnings	693,048	629,618
Accumulated other comprehensive income (loss)	(48,950)	60,128
	1,672,915	1,659,959
Less: 3,130,532 and 2,906,160 shares of treasury stock, at cost (See Note 2)	(52,266)	(40,092)
Total stockholders’ equity	1,620,649	1,619,867
Total liabilities and stockholders’ equity	$2,991,703	$2,965,317
Note: The balance sheet at June 30, 2014 has been derived from the audited financial statements at that date adjusted to retroactively reflect a two-for-one stock split of our common stock in the form of a 100% stock dividend. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales	$696,383	$534,879	$1,327,640	$1,012,363
Cost of sales	529,056	391,802	1,034,469	750,163
Gross profit	167,327	143,077	293,171	262,200
Selling, general and administrative expenses	88,621	75,237	179,544	148,824
Amortization of acquired intangibles	4,303	3,647	8,813	7,115
Acquisition related expenses, restructuring and integration charges, net	391	(120)	1,975	2,176
Operating income	74,012	64,313	102,839	104,085
Interest and other expenses, net	8,814	5,955	12,740	9,893
Income before income taxes and equity in earnings of equity-method investees	65,198	58,358	90,099	94,192
Provision for income taxes	20,931	19,748	26,997	28,499
Equity in net (income) of equity-method investees	(308)	(1,473)	(328)	(2,045)
Income from continuing operations	44,575	40,083	63,430	67,738
Discontinued operations (see note 5)	—	1,148	—	1,148
Net income	$44,575	$41,231	$63,430	$68,886

Basic net income per common share:
From continuing operations	$0.44	$0.42	$0.63	$0.71
From discontinued operations	—	0.01	—	0.01
Net income per common share - basic	$0.44	$0.43	$0.63	$0.72

Diluted net income per common share:
From continuing operations	$0.43	$0.41	$0.62	$0.69
From discontinued operations	—	0.01	—	0.01
Net income per common share - diluted	$0.43	$0.42	$0.62	$0.70

Shares used in the calculation of net income per common share:
Basic	101,267	96,038	100,975	95,726
Diluted	103,226	98,370	102,941	98,120
Note: Share and per share amounts for the three and six months ended December 31, 2013 have been retroactively adjusted to reflect a two-for-one stock split of our common stock in the form of a 100% stock dividend. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(In thousands)

	Three Months Ended
	December 31, 2014			December 31, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$44,575			$41,231

Other comprehensive income (loss):
Foreign currency translation adjustments	$(51,656)	$1,289	(50,367)	$14,426	$943	15,369
Change in deferred gains (losses) on cash flow hedging instruments	(100)	913	813	557	(140)	417
Change in unrealized gain on available for sale investment	(492)	192	(300)	(798)	306	(492)
Total other comprehensive income (loss)	$(52,248)	$2,394	$(49,854)	$14,185	$1,109	$15,294

Total comprehensive income			$(5,279)			$56,525

	Six Months Ended
	December 31, 2014			December 31, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax benefit	After-tax amount
Net income			$63,430			$68,886

Other comprehensive income (loss):
Foreign currency translation adjustments	$(112,698)	$2,729	(109,969)	58,665	346	59,011
Change in deferred gains (losses) on cash flow hedging instruments	2,305	(526)	1,779	(180)	43	(137)
Change in unrealized gain on available for sale investment	(1,343)	455	(888)	(1,084)	418	(666)
Total other comprehensive income (loss)	$(111,736)	$2,658	$(109,078)	$57,401	$807	$58,208

Total comprehensive income			$(45,648)			$127,094
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2014	103,143,018	$1,031	$969,182	$629,618	2,906,160	$(40,092)	$60,128	$1,619,867
Net income				63,430				63,430
Other comprehensive income							(109,078)	(109,078)
Issuance of common stock pursuant to compensation plans	1,240,594	12	17,157					17,169
Issuance of common stock in connection with acquisitions	462,856	5	19,685					19,690
Stock based compensation income tax effects			15,746					15,746
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					224,372	(12,174)		(12,174)
Stock based compensation charge			5,999					5,999
Balance at December 31, 2014	104,846,468	$1,048	$1,027,769	$693,048	3,130,532	$(52,266)	$(48,950)	$1,620,649

Note: The common stock and additional paid-in capital amounts have been retroactively adjusted to reflect a two-for-one stock split of our common stock in the form of a 100% stock dividend. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(In thousands)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,430	$68,886
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,902	21,808
Deferred income taxes	(5,044)	(2,293)
Equity in net income of equity-method investees	(328)	(2,045)
Stock based compensation	5,999	6,636
Tax benefit from stock based compensation	2,131	1,036
Contingent consideration expense	280	(1,301)
Gain on sale of business	—	(1,148)
Gain on pre-existing ownership interest in Hain Pure Protein Corporation	(5,334)	—
Other non-cash items, net	(2,811)	169
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(41,559)	(9,952)
Inventories	(26,244)	(8,278)
Other current assets	(1,228)	(3,225)
Other assets and liabilities	(5,254)	(1,594)
Accounts payable and accrued expenses	41,311	4,789
Net cash provided by operating activities	54,251	73,488
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired and working capital settlements	(17,935)	481
Purchases of property and equipment	(25,766)	(20,822)
Repayments from equity-method investees, net	—	6,038
Proceeds from sale of investment	1,287	643
Proceeds from disposals of property and equipment	1,697	—
Net cash used in investing activities	(40,717)	(13,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	9,728	5,556
Borrowings under bank revolving credit facility, net	21,500	(28,150)
Repayments of other long-term debt, net	(23,411)	(12,398)
Excess tax benefits from stock based compensation	13,615	11,482
Acquisition related contingent consideration	(3,217)	—
Shares withheld for payment of employee payroll taxes	(12,174)	(10,009)
Net cash provided by financing activities	6,041	(33,519)
Effect of exchange rate changes on cash	(8,099)	(39)
Net increase in cash and cash equivalents	11,476	26,270
Cash and cash equivalents at beginning of period	123,751	41,263
Cash and cash equivalents at end of period	$135,227	$67,533
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

2.    BASIS OF PRESENTATION

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2014 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. Please refer to the footnotes to the consolidated financial statements as of June 30, 2014 and for the fiscal year then ended included in Hain’s Annual Report on Form 10-K for information not included in these condensed footnotes.

On December 29, 2014, we effected a two-for-one stock split of our common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital.

All amounts in the condensed consolidated financial statements, footnotes and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated.

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

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$44,575	$40,083	$63,430	$67,738
Discontinued operations	—	1,148	—	1,148
Net income	$44,575	$41,231	$63,430	$68,886

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	101,267	96,038	100,975	95,726
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,959	2,332	1,966	2,394
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	103,226	98,370	102,941	98,120

Basic net income per common share:
From continuing operations	$0.44	$0.42	$0.63	$0.71
From discontinued operations	—	0.01	—	0.01
Net income per common share - basic	$0.44	$0.43	$0.63	$0.72

Diluted net income per common share:
From continuing operations	$0.43	$0.41	$0.62	$0.69
From discontinued operations	—	0.01	—	0.01
Net income per common share - diluted	$0.43	$0.42	$0.62	$0.70

Note: The sum of our quarterly net income per share amounts may not equal the year-to-date amounts, as presented, due to rounding. Additionally, on December 29, 2014, we effected a two-for-one stock split of our common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split.

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

Restricted stock awards totaling 108,250 were excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2014 as such awards are contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods. There were 274,680 such awards excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2013.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges, net” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $359 and $1,488 were expensed in the three and six months ended December 31, 2014 and $523 and $1,248 were expensed in the three and six months ended December 31, 2013, respectively. The expenses incurred during the first six months of fiscal 2015 primarily relate to the acquisition of the remaining interest in HPPC. The expenses incurred during the first six months of fiscal 2014 primarily relate to stamp duty and additional professional fees associated with the recent acquisitions.

Fiscal 2015

On July 17, 2014, the Company acquired the remaining 51.3% of HPPC, that it did not already own, at which point HPPC became a wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. Included in the acquisition is HPPC’s 19% interest in EK Holdings, Inc. (“Empire Kosher”), which grows, processes and sells kosher poultry and other products. Consideration in the transaction consisted of cash totaling $20,310 and 462,856 shares of the Company’s common stock valued at $19,690. The cash consideration paid was funded with existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under the Credit Agreement (see Note 9).

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

The preliminary fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $6,000 with an estimated useful life of 12 years and trade names valued at $11,000 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of the acquisition is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the three and six months ended December 31, 2013, as if only the acquisition of HPPC had been completed at the beginning of fiscal 2014. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and the impact of reversing our previously recorded equity in HPPC’s net income as prior to the date of acquisition, HPPC was accounted for under the equity-method of accounting.

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Net sales from continuing operations	$606,088	$1,138,098
Net income from continuing operations	$42,079	$70,431
Net income per common share from continuing operations - diluted	$0.43	$0.71

Fiscal 2014

On April 28, 2014, the Company acquired Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc. (“Rudi’s”), a leading organic and gluten-free company with facilities in Boulder, Colorado. Under the Rudi’s Organic Bakery® and Rudi’s Gluten-Free Bakery brands, Rudi’s offers a range of approximately 60 products including USDA certified organic breads, buns, bagels, tortillas, wraps and soft pretzels and various gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing in the United States and Canada. Consideration in the transaction consisted of cash totaling $50,807 (which is net of cash acquired) and 267,488 shares of the Company’s common stock valued at $11,168. The cash consideration paid was funded with borrowings drawn under the Company’s existing revolving credit facility.

On January 13, 2014, the Company acquired Tilda Limited (“Tilda”), a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the Tilda® brand and other names to consumers in over 40 countries, principally in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. On June 18, 2014, the Company also completed the acquisition of certain assets of Tilda Riceland Limited in India. Consideration in these transactions consisted of cash totaling $126,340 (which is net of cash acquired and based on the exchange rates in effect at the respective transaction dates), 3,292,346 shares of the Company’s common stock valued at $148,353 and deferred consideration (the “Vendor Loan Note”) for £20,000 ($32,958 at the transaction date exchange rate) issued by the Company which is payable within one year following completion of the acquisition, with a portion being payable in Company shares at the Company’s option. On January 13, 2015, the Company paid £10,000 ($15,114 at the transaction date exchange rate) and issued 266,984 shares of the Company’s common stock in full settlement of this obligation. The cash consideration paid for the initial purchase price was funded with borrowings drawn under the Company’s existing revolving credit facility.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2014 acquisitions:

	Tilda	Rudi’s	Total
Purchase price:
Cash paid	$126,340	$50,807	$177,147
Equity issued	148,353	11,168	159,521
Vendor loan note	32,958	—	32,958
	$307,651	$61,975	$369,626
Allocation:
Current assets	$86,828	$8,058	$94,886
Property, plant and equipment	39,898	3,774	43,672
Identifiable intangible assets	124,549	27,514	152,063
Assumed liabilities	(92,971)	(6,332)	(99,303)
Deferred income taxes	(25,936)	(37)	(25,973)
Goodwill	175,283	28,998	204,281
	$307,651	$61,975	$369,626

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Preliminary identifiable intangible assets acquired consist principally of customer relationships valued at $41,976 with a weighted average estimated useful life of 13.2 years and trade names valued at $110,087 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of the acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the three and six months ended December 31, 2013, as if only the acquisitions completed in fiscal 2014 (Rudi’s and Tilda) had been completed at the beginning of fiscal year 2014. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and interest expense associated with bank borrowings to fund the acquisitions.

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Net sales from continuing operations	$612,280	$1,150,852
Net income from continuing operations	$47,514	$80,359
Net income per common share from continuing operations - diluted	$0.47	$0.79

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

6.    INVENTORIES

Inventories consisted of the following:

	December 31, 2014	June 30, 2014
Finished goods	$212,840	$190,818
Raw materials, work-in-progress and packaging	159,306	129,433
	$372,146	$320,251

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2014	June 30, 2014
Land	$35,833	$34,021
Buildings and improvements	84,715	75,895
Machinery and equipment	341,168	329,680
Furniture and fixtures	9,894	10,352
Leasehold improvements	20,316	21,836
Construction in progress	10,752	4,850
	502,678	476,634
Less: Accumulated depreciation and amortization	168,854	165,973
	$333,824	$310,661

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2014 were as follows:

	United States	United Kingdom	HPPC	Rest of World	Total
Balance as of June 30, 2014 (a)	$607,326	$457,818	$—	$69,224	$1,134,368
Acquisition activity	95	—	8,973	—	9,068
Translation and other adjustments, net	(3,684)	(40,462)	—	(5,701)	(49,847)
Balance as of December 31, 2014 (a)	$603,737	$417,356	$8,973	$63,523	$1,093,589

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

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At December 31, 2014, included in trademarks and other intangible assets on the balance sheet are $196,366 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	December 31, 2014	June 30, 2014
Non-amortized intangible assets:
Trademarks and tradenames	$484,408	$498,068
Amortized intangible assets:
Other intangibles	196,366	206,071
Less: accumulated amortization	(58,307)	(52,657)
Net carrying amount	$622,467	$651,482

Amortization expense included in continuing operations was as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2014	2013	2014	2013
Amortization of intangible assets	$4,303	$3,647	$8,813	$7,115

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2015	2016	2017	2018	2019
Estimated amortization expense	$17,377	$16,019	$15,775	$14,624	$12,739

The weighted average remaining amortization period of amortized intangible assets is 10.5 years.

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2014	June 30, 2014
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	633,234	614,502
Tilda short-term borrowing arrangements	58,098	65,975
Vendor Loan Note (see note 4)	31,064	34,056
Other borrowings	2,796	3,390
	875,192	867,923
Short-term borrowings and current portion of long-term debt	89,347	100,096
	$785,845	$767,827

The Company has $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of December 31, 2014, $150,000 of the senior notes was outstanding.

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1 billion unsecured revolving credit facility which may be increased by an additional uncommitted $350 million, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement amends and restates the Amended and

Restated Credit Agreement, dated as of August 31, 2012. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of December 31, 2014, there were $633,234 of borrowings outstanding under the Credit Agreement.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2014 was 1.68%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at December 31, 2014.)

10.    INCOME TAXES

The effective income tax rate from continuing operations was 32.1% and 33.8% for the three months ended December 31, 2014 and 2013, respectively, and 30.0% and 30.3% for the six months ended December 31, 2014 and 2013, respectively. The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The effective tax rate for the six months ended December 31, 2014 was favorably impacted by the non-taxable gain recorded on the pre-existing ownership interest in HPPC of $5,334 (see Note 4). The effective tax rate for the six months ended December 31, 2013 was impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. Such reduction resulted in a decrease of the carrying value of net deferred tax liabilities of $3,777 which favorably impacted the effective tax rate. This amount in the prior year period was partially offset by an increase in the reserve for unrecognized tax benefits of $550 relating to an additional liability associated with an IRS audit that has since been completed.

The effective income tax rates differed from the federal statutory rate primarily due to the items noted previously, as well as the effect of the mix of taxable income by jurisdiction and state and local income taxes. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$(50,367)	$15,369	$(109,969)	$59,011
Amounts reclassified into income	—	—	—	—
Deferred gains (losses) on cash flow hedging instruments:
Other comprehensive income (loss) before reclassifications	2,919	715	4,429	260
Amounts reclassified into income (2)	(2,106)	(298)	(2,650)	(397)
Unrealized gain on available for sale investment:
Other comprehensive income (loss) before reclassifications	(300)	(349)	(699)	(523)
Amounts reclassified into income (3)	—	(143)	(189)	(143)
Net change in accumulated other comprehensive income (loss)	$(49,854)	$15,294	$(109,078)	$58,208

(1)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $20,058 and $4,449 for the three months ended December 31, 2014 and 2013, respectively, and $43,106 and $15,934 for the six months ended December 31, 2014 and 2013, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $2,700 and $396 for the three months ended December 31, 2014 and 2013, respectively, and $3,415 and $528 for the six months ended December 31, 2014 and 2013, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 13). Such amounts are recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income and were $0 and $234 before taxes for the three months ended December 31, 2014 and 2013, respectively and $311 and $234 for the six months ended December 31, 2014 and 2013, respectively.

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

On December 29, 2014, we effected a two-for-one stock split of our common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and option exercise and restricted stock price information has been retroactively adjusted to reflect the stock split.

Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Compensation cost (included in selling, general and administrative expense)	$3,060	$3,399	$5,999	$6,636
Related income tax benefit	$1,188	$1,311	$2,313	$2,546

Stock Options

A summary of the stock option activity for the six months ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2014	2,674,290	$9.83
Exercised	(715,036)	$13.61
Options outstanding and exercisable at December 31, 2014	1,959,254	$8.45	2.0 years	$97,652

	Six Months Ended December 31,
	2014	2013
Intrinsic value of options exercised	$28,612	$21,919
Cash received from stock option exercises	$9,728	$5,556
Tax benefit recognized from stock option exercises	$11,109	$8,548

At December 31, 2014 there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share units activity for the six months ended December 31, 2014 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2014	1,258,744	$25.44
Granted	268,596	$53.07
Vested	(396,308)	$26.79
Forfeited	(15,074)	$38.25
Non-vested restricted stock and restricted share units at December 31, 2014	1,115,958	$31.45

	Six Months Ended December 31,
	2014	2013
Fair value of restricted stock and restricted share units granted	$14,255	$9,048
Fair value of shares vested	$21,121	$19,737
Tax benefit recognized from restricted shares vesting	$8,223	$7,469

On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman, President and Chief Executive Officer. The Agreement provides for a grant of 800,000 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 200,000 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five (45) consecutive trading day period during which the average closing price of the Company’s common stock on the NASDAQ Global Select Market equals or exceeds the following prices: $31.25, $36.25, $41.25 and $50.00, respectively, the market condition for each increment of 200,000 Shares will be satisfied. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 200,000 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which was expected to be recognized over a weighted-average period of approximately 4.0 years. On September 28, 2012, August 27, 2013, December 13, 2013, and October 22, 2014, the four respective market conditions were satisfied. As such, the four tranches of 200,000 Shares are expected to vest in equal amounts over the five-year period commencing on the first anniversary of the date the market condition for the respective tranche was satisfied.

At December 31, 2014, $23,643 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.5 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of two two-year performance-based long-term incentive plans (the “2014-2015 LTIP” and the “2015-2016 LTIP”) that provides for a combination of equity grants and performance awards that can be earned over each two year period. The 2015-2016 LTIP awards contain an additional year of time-based vesting. Participants in the LTI Plan include the Company’s executive officers, including the Chief Executive Officer, and certain other key executives.

The Compensation Committee administers the LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. Following the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan, as in effect and as amended from time to time. Upon the adoption of the 2014-2015 LTIP and the 2015-2016 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants are subject to time vesting requirements and a portion are also subject to the achievement of minimum performance goals. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.

The Compensation Committee determined that the target values previously set under the LTI Plan covering the 2013 and 2014 fiscal years (the “2013-2014 LTIP”) were achieved and approved the payment of awards to the participants. After deducting the value of the Initial Equity Grants, the awards related to the 2013-2014 LTIP totaled $7,439 (which were settled by the issuance of 148,168 unrestricted shares of the Company’s common stock in the first quarter of fiscal 2014).

The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $1,916 and $3,262 for the three and six months ended December 31, 2014, respectively, related to LTI plans. There was $1,084 and $3,368 of expense recorded for the three and six months ended December 31, 2013, respectively, related to these plans.

13.    INVESTMENTS AND JOINT VENTURES

Equity and cost method investments

At December 31, 2014, the Company owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of the investment and advances to HHO of $842 are included on the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

At December 31, 2014, HPPC owned a 19% interest in Empire Kosher (see Note 4). The investment is being accounted for as a cost method investment and its carrying value of $2,734 is included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures.”

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 782,000 of its YHS shares during the six months ended December 31, 2014 which resulted in a pre-tax gain of $311 on the sales. The remaining shares held at December 31, 2014 totaled 2,290,738. The fair value of these shares held was $2,996 (cost basis of $2,856) at December 31, 2014 and $5,314 (cost basis of $3,831) at June 30, 2014 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$21,900	$21,900	$—	$—
Forward foreign currency contracts	1,586	—	1,586	—
Available for sale securities	2,996	2,996	—	—
	$26,482	$24,896	$1,586	$—
Liabilities:
Forward foreign currency contracts	$130	$—	$130	$—
Contingent consideration, of which $2,378 is noncurrent	2,378	—	—	2,378
	$2,508	$—	$130	$2,378

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$31,902	$31,902	$—	$—
Forward foreign currency contracts	391	—	391	—
Available for sale securities	5,314	5,314	—	—
	$37,607	$37,216	$391	$—
Liabilities:
Forward foreign currency contracts	$1,168	$—	$1,168	$—
Contingent consideration, of which $2,669 is noncurrent	8,280	—	—	8,280
Total	$9,448	$—	$1,168	$8,280

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

In connection with the acquisitions of Cully & Sully in April 2012 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. The Company estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. During the six months ended December 31, 2014, additional expense of $280 was recorded related to the Cully & Sully acquisition, and in October 2014, $5,477 was paid to the sellers in settlement of this obligation. The significant inputs used in the estimate of the remaining obligation for GG UniqueFiber include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability (weighted average discount rate of 4.0% for the outstanding liability as of December 31, 2014). Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.

The following table summarizes the Level 3 activity:

Six Months Ended December 31, 2014
Balance as of June 30, 2014	$8,280
Contingent consideration adjustment	280
Contingent consideration paid	(5,477)
Translation adjustment	(705)
Balance as of December 31, 2014	$2,378

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended December 31, 2014 or 2013.

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at December 31, 2014 were $39,600 and $1,456 of net assets. There were $69,431 of notional amount and $777 of net liabilities of foreign exchange derivative contracts outstanding at June 30, 2014. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 12 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the six months ended December 31, 2014 and 2013, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the six months ended December 31, 2014 and 2013.

15.    COMMITMENTS AND CONTINGENCIES

On May 11, 2011, Rosminah Brown, on behalf of herself and all other similarly situated individuals, as well as a non-profit organization, filed a putative class action in the Superior Court of California, Alameda County against the Company. The complaint alleged that the labels of certain Avalon Organics® brand and JASON® brand personal care products used prior to the Company’s implementation of ANSI/NSF-305 certification in mid-2011 violated certain California statutes. Defendants removed the case to the United States District Court for the Northern District of California. The action was consolidated with a subsequently-filed putative class action containing substantially identical allegations concerning only the JASON® brand personal care products. The consolidated actions seek an award for damages, injunctive relief, costs, expenses and attorney’s fees, and are currently at the discovery phase. The Company will continue to defend this action vigorously and continues to believe that the plaintiffs’ claims are without merit.

On August 19, 2014, the Company announced a voluntary recall on certain nut butters. In connection with the voluntary recall, the Company recorded pre-tax costs totaling $7,267 and $30,111 for the three and six months ended December 31, 2014 and previously recorded charges of $6,000 in the fourth quarter of fiscal 2014. For the six months ended December 31, 2014 the charges recorded primarily relate to returns of product from customers ($15,773) and inventory on-hand and other cost of goods sold charges ($9,429), and to a lesser extent consumer refunds and other administrative costs ($4,909). The Company is working with its insurance carrier to recover a portion of these costs and is also continuing to work with the U.S. Food and Drug Administration to finalize the matter. Additionally, while the Company anticipates certain ongoing period costs, primarily transportation and storage costs, to be incurred during the remainder of fiscal 2015, such costs are not anticipated to be material.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net Sales:
United States	$353,969	$327,725	$690,884	$639,720
United Kingdom	200,797	146,051	373,076	260,046
HPPC	86,216	—	156,886	—
Rest of World	55,401	61,103	106,794	112,597
	$696,383	$534,879	$1,327,640	$1,012,363

Operating Income:
United States	$55,591	$56,510	$85,181	$102,876
United Kingdom	12,263	12,001	17,858	13,912
HPPC	7,715	—	11,534	—
Rest of World	5,613	3,996	6,248	6,444
	$81,182	$72,507	$120,821	$123,232
Corporate and other (1)	(7,170)	(8,194)	(17,982)	(19,147)
	$74,012	$64,313	$102,839	$104,085

(1)
Includes $359 and $523 of acquisition related expenses, restructuring and integration charges for the three months ended December 31, 2014 and 2013, respectively. Such expenses for the six months ended December 31, 2014 and 2013 were $1,662 and $1,248, respectively. Corporate and other also includes expense of $280 for contingent consideration adjustments (see Note 14) for the six months ended December 31, 2014.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	December 31, 2014	June 30, 2014
United States	$150,588	$139,919
Canada	9,241	9,694
United Kingdom	186,385	198,505
Europe	24,068	27,746
	$370,282	$375,864

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the December 31, 2014 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in many organic and natural products categories, with an extensive portfolio of well-known brands. Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein (“HPPC”), Canada and Europe. Our long-term business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales people, brokers and distributors. We believe that our direct sales people combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market retailers, e-tailers, food service channels and club, drug and convenience stores. We manufacture domestically and internationally and our products are sold in more than 65 countries.

We have acquired numerous brands since our formation and our goal is to continue to grow both organically as well as through the acquisition of complementary brands. We consider the acquisition of organic and natural food and personal care products companies or product lines a part of our business strategy. We also seek to broaden the distribution of our key brands across all sales channels and geographies. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We perform ongoing reviews of our products and categories and have and may continue to eliminate certain products that do not meet our standards for profitability or are not in line with our overall strategy. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic and timely introductions of new products that complement and provide innovation to existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthier Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.

The global economic and political environment remains challenging. With the recent acquisitions we have made, a large portion of our sales take place outside of the United States. A deterioration in economic or political conditions in the areas in which we operate may have an adverse impact on our sales volumes and profitability. Our future success will depend in part on our ability to manage continued global economic or political uncertainty, particularly in our significant geographic markets. Additionally, the translation of our financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. Due to the recent strengthening of the United States Dollar, our reported results and cash flows for our international operations has been adversely affected upon translating such results to our United States Dollar reporting currency. Generally, commodity prices continue to be volatile, and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. Our management team continues to work on our worldwide sourcing and procurement initiatives to meet the needs of our growing business, and we continue to look for opportunities to supply our growth. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions, including foreign currency risks and input cost increases, with improvements in operating efficiencies, cost savings initiatives and price increases to our customers.

As a consumer products company, we rely on continued demand for our brands and products. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions and wage and employment levels. In the United States, our use of promotional allowances and programs, expanded distribution and introduction of innovative new products has helped to increase consumer consumption of our brands in recent years. In the United Kingdom, our recent acquisition of Tilda expands our worldwide product portfolio into the premium Basmati rice category along with other specialty rice products. We plan to grow the Tilda brand further using our existing distribution platform in the United States, Canada and Europe with Basmati and ready-to-heat rice product offerings. Additionally, Tilda’s existing markets in the Middle East, Northern Africa and India provide us with the opportunity for expansion of our global brands into new markets.

Recent Developments

On July 17, 2014, the Company acquired the remaining 51.3% of HPPC that it did not already own, at which point HPPC became our wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. Included in the acquisition is HPPC’s 19% interest in EK Holdings, Inc. (“Empire Kosher”), which grows, processes and sells kosher poultry and other products. Consideration in the transaction consisted of cash totaling $20.3 million and 462,856 shares of the Company’s common stock valued at $19.7 million. The cash consideration paid was funded with existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under our Credit Agreement.

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

On August 19, 2014, the Company announced a voluntary recall on certain nut butters. In connection with the voluntary recall, the Company recorded pre-tax costs totaling $7.3 million and $30.1 million for the three and six months ended December 31, 2014 and previously recorded charges of $6.0 million in the fourth quarter of fiscal 2014. For the six months ended December 31, 2014 the charges recorded primarily relate to returns of product from customers ($15.8 million) and inventory on-hand and other cost of goods sold charges ($9.4 million), and to a lesser extent consumer refunds and other administrative costs ($4.9 million). The Company is working with its insurance carrier to recover a portion of these costs and is also continuing to work with the U.S. Food and Drug Administration to finalize the matter. Additionally, while the Company anticipates certain ongoing period costs, primarily transportation and storage costs, to be incurred during the remainder of fiscal 2015, such costs are not anticipated to be material.

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1 billion unsecured revolving credit facility which may be increased by an additional uncommitted $350 million, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes.

On December 29, 2014, we effected a two-for-one stock split of our common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split and we recorded the incremental par value of the newly issued shares with the offset to additional paid-in capital.

Results of Operations

Comparison of Three Months Ended December 31, 2014 to Three Months Ended December 31, 2013

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2014 and 2013 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended
	December 31, 2014		December 31, 2013
Net sales	$696,383	100.0%	$534,879	100.0%
Cost of sales	529,056	76.0%	391,802	73.3%
Gross profit	167,327	24.0%	143,077	26.7%

Selling, general and administrative expenses	88,621	12.7%	75,237	14.1%
Amortization of acquired intangibles	4,303	0.6%	3,647	0.7%
Acquisition related expenses, restructuring and integration charges	391	0.1%	(120)	—%
Operating income	74,012	10.6%	64,313	12.0%
Interest and other expenses, net	8,814	1.3%	5,955	1.1%
Income before income taxes and equity in earnings of equity-method investees	65,198	9.4%	58,358	10.9%
Provision for income taxes	20,931	3.0%	19,748	3.7%
Equity in net (income) of equity-method investees	(308)	—%	(1,473)	(0.3)%
Income from continuing operations	44,575	6.4%	40,083	7.5%
Discontinued operations	—	—%	1,148	0.2%
Net income	$44,575	6.4%	$41,231	7.7%

Net Sales

Net sales for the three months ended December 31, 2014 were $696.4 million, an increase of $161.5 million, or 30.2%, from net sales of $534.9 million for the three months ended December 31, 2013.

The sales increase resulted from the acquisitions of HPPC in July 2014, Rudi’s in April 2014 and Tilda in January 2014, which collectively accounted for $153.3 million in the second quarter, which includes the brands’ growth under our ownership. Foreign exchange rates resulted in decreased net sales of $8.8 million as compared to the prior year period. In addition, sales were impacted by $5.3 million of sales returns in the current quarter related to our voluntary recall of certain nut butters and further impacted by the associated interruption in production and shipping of products. Refer to Segment Results section for additional discussion.

Gross Profit

Gross profit for the three months ended December 31, 2014 was $167.3 million, an increase of $24.3 million, or 16.9%, from last year’s second quarter. The increase in gross profit resulted from sales from the aforementioned acquisitions and growth attributable to the increases in the volume of our products sold, which was offset partially by the aforementioned sales return charges related to our voluntary recall of certain nut butters. Such charges in the current quarter included the aforementioned sales returns which negatively impacted gross margin by approximately 50 basis points. We incurred incremental costs totaling $3.3 million associated with start-up activities in our chilled desserts factory in the United Kingdom. In addition, we experienced generally higher input costs, offset partially by productivity initiatives and price increases. Finally, gross margin was impacted by our recent acquisitions. Tilda, acquired in January 2014, operates at higher margins than the other businesses in the United Kingdom segment, and HPPC operates at lower margins than the Company’s other segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $88.6 million, an increase of $13.4 million, or 17.8%, in the three months ended December 31, 2014 from $75.2 million in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. In addition, we recorded $2.4 million of charges for consumer refunds and other administrative costs associated with the voluntary nut butter recall. Selling, general and administrative expenses as a percentage of net sales was 12.7% in the three months ended December 31, 2014 and 14.1% in the prior year quarter, a decrease of 140 basis points primarily attributable to achieving additional operating leverage on our infrastructure as a result of higher sales volume and the impact of the HPPC acquisition which has a lower selling, general and administrative expense base than the other businesses.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $4.3 million, an increase of $0.7 million, or 18.0%, in the three months ended December 31, 2014 from $3.6 million in the prior year quarter. The increase is due to intangibles acquired as a result of the Company’s current year acquisition of HPPC, as well as the impact of the prior year acquisitions of Tilda and Rudi’s, which were acquired in the third and fourth quarters of fiscal 2014, respectively.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses aggregating $0.4 million in the three months ended December 31, 2014, which primarily relate to charges recorded in connection with our recently completed acquisitions.

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

Operating Income

Operating income for the three months ended December 31, 2014 was $74.0 million, an increase of $9.7 million, or 15.1%, from $64.3 million in the three months ended December 31, 2013. Operating income as a percentage of net sales was 10.6% in the second quarter of fiscal 2015 compared with 12.0% in the second quarter of fiscal 2014. The change in operating income as a percentage of net sales resulted primarily from our voluntary recall of certain nut butters which negatively impacted operating income by approximately $7.3 million and operating income as a percentage of net sales by approximately 100 basis points, and to a lesser extent, the other items described above.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $8.8 million and $6.0 million for the three months ended December 31, 2014 and 2013, respectively. Net interest expense totaled $6.2 million in the second quarter of fiscal 2015, an increase of $0.6 million from the prior year period, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the prior year acquisitions of Tilda and Rudi’s. Net other expenses were $2.6 million for the three months ended December 31, 2014 as compared to $0.3 million for the three months ending December 31, 2013. The net increase in expense is primarily due to $2.6 million of unrealized foreign currency losses primarily associated with the remeasurement of foreign currency denominated intercompany balances.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended December 31, 2014 and 2013 was $65.2 million and $58.4 million, respectively. The change was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $20.9 million in the three months ended December 31, 2014 compared to $19.7 million in the prior year quarter. Our effective income tax rate from continuing operations was 32.1% and 33.8% of pre-tax income for the three months ended December 31, 2014 and 2013, respectively. The effective tax rate for the three months ended December 31, 2014 was lower than the prior period primarily due to the effect of the mix of taxable income by jurisdiction associated with our acquisition of Tilda in the United Kingdom, which jurisdiction has a lower tax rate than the United States, as well as adjustments recorded to the carrying value of contingent consideration in the prior period, a portion of which was not tax deductible.

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

Equity in Earnings of Equity-Method Investees

Our equity in the net income from our joint venture investments for the three months ended December 31, 2014 was $0.3 million compared to $1.5 million for the three months ended December 31, 2013. HPPC earnings are reflected in operating income for the three months ended December 31, 2014 rather than as equity earnings for the three months ended December 31, 2013, which accounts for the decrease in equity earnings (see Notes 1 and 4).

Income From Continuing Operations

Income from continuing operations for the three months ended December 31, 2014 and 2013 was $44.6 million and $40.1 million, or $0.43 and $0.41 per diluted share, respectively. The change was attributable to the factors noted above.

Discontinued Operations

We recorded a gain of $1.1 million during the second quarter of fiscal 2014 related to the finalization of a working capital adjustment on the sale of the private-label chilled ready meals business in the United Kingdom, which was completed in fiscal 2013.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended December 31, 2014 and 2013:

(dollars in thousands)	United States	United Kingdom	Rest of World	HPPC	Corporate and other (1)	Consolidated
Net sales - Three months ended 12/31/14	$353,969	$200,797	$55,401	$86,216	$—	$696,383
Net sales - Three months ended 12/31/13	$327,725	$146,051	$61,103	$—	$—	$534,879
% change	8.0%	37.5%	(9.3)%			30.2%

Operating income - Three months ended 12/31/14	$55,591	$12,263	$5,613	$7,715	$(7,170)	$74,012
Operating income - Three months ended 12/31/13	$56,510	$12,001	$3,996	$—	$(8,194)	$64,313
% change	(1.6)%	2.2%	40.5%			15.1%

Operating income margin - Three months ended 12/31/14	15.7%	6.1%	10.1%	8.9%		10.6%
Operating income margin - Three months ended 12/31/13	17.2%	8.2%	6.5%			12.0%

(1)	Includes $359 and $523 of acquisition related expenses, restructuring and integration charges for the three months ended December 31, 2014 and 2013, respectively.

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

Our net sales in the United States for the three months ended December 31, 2014 were $354.0 million, an increase of $26.2 million, or 8.0%, from net sales of $327.7 million for the three months ended December 31, 2013. Net sales were negatively impacted by $5.3 million of sales returns in the current quarter related to our voluntary recall of certain nut butters and further impacted by the associated interruption in production and shipping of products which resulted in lower net sales in the current period of $10.2 million as compared to the prior year period. The sales increase was principally due to the impact of our prior year acquisition of Rudi’s, which accounted for $16.1 million of net sales in the current quarter and which includes the growth of this brand under our ownership. Additionally, our sales increased due to increases in the volume of our products sold as a result of increased consumption and expanded distribution. We experienced volume growth in many of our brands, including Sensible Portions, The Greek Gods, Spectrum, Imagine, and Earth’s Best. Selling prices charged to customers increased from the prior year for certain products where input costs increased, however such price increases did not have a material impact on our total net sales increase in the United States. Operating income in the United States in the three months ended December 31, 2014 was $55.6 million, a decrease of $0.9 million from operating income of $56.5 million in the three months ended December 31, 2013. Operating income was negatively impacted by charges totaling $7.3 million for the nut butter recall and to a lesser extent charges totaling $0.4 million relating to a warehouse consolidation project underway. Operating income as a percentage of net sales in the United States decreased to 15.7% from 17.2% during these periods. The nut butter recall negatively impacted this percentage by approximately 180 basis points. The Company has continued to leverage the existing expense base and improve productivity which resulted in an increase in operating income margin excluding the impact of the nut butter recall.

Our net sales in the United Kingdom in the three months ended December 31, 2014 were $200.8 million, an increase of $54.7 million, or 37.5%, from net sales of $146.1 million in the three months ended December 31, 2013. The sales increase was primarily a result of the acquisition of Tilda on January 13, 2014, which accounts for $51.0 million of the increase. Foreign currency exchange rates resulted in decreased net sales of $3.6 million over the prior year quarter. Operating income in the United Kingdom in the three months ended December 31, 2014 was $12.3 million, an increase of $0.3 million, from $12.0 million in the three months ended December 31, 2013. The increase in operating income was due to the acquisition of Tilda, offset partially by factory start-up costs for our chilled desserts facility in the current quarter totaling $3.3 million, integration costs associated with Tilda totaling $1.0 million and a charge of $0.9 million associated with an insurance deductible related to an inventory write-down for a fire in a third party warehouse. Additionally, during the quarter, there was a fire at our Tilda milling facility that required us to temporarily use co-packers, which has affected the timing and amount of product available to be sold. We are insured for the costs incurred as a result of the fire and expect part of the milling facility to be functional by the end of fiscal 2015.

Our net sales at HPPC were $86.2 million in the three months ended December 31, 2014. The remaining 51.3% of HPPC that was not previously owned was acquired on July 17, 2014. HPPC’s operating income for the three months ended December 31, 2014 was $7.7 million.

Our net sales in the Rest of World were $55.4 million in the three months ended December 31, 2014, a decrease of $5.7 million, or 9.3%, for the three months ended December 31, 2013. The change was primarily the result of unfavorable Canadian Dollar and Euro exchange rates that resulted in decreased net sales upon translation of $4.7 million over the prior year quarter. In Europe, net sales changed due to a shift in the responsibilities for certain non-dairy beverage business from the management of the Europe segment to the United Kingdom segment, which lowered Europe’s net sales by approximately $2.3 million. Additionally, during fiscal 2014, we disposed of the Grains Noirs business and a private label non-dairy beverage business was discontinued. Operating income and operating income as a percentage of net sales increased as demand for our products in both Canada and Europe remains strong.

Comparison of Six Months Ended December 31, 2014 to Six Months Ended December 31, 2013

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2014 and 2013 (amounts in thousands, other than percentages which may not add due to rounding):

	Six Months Ended
	December 31, 2014		December 31, 2013
Net sales	$1,327,640	100.0%	$1,012,363	100.0%
Cost of sales	1,034,469	77.9%	750,163	74.1%
Gross profit	293,171	22.1%	262,200	25.9%
				—
Selling, general and administrative expenses	179,544	13.5%	148,824	14.7%
Amortization of acquired intangibles	8,813	0.7%	7,115	0.7%
Acquisition related expenses, restructuring and integration charges	1,975	0.1%	2,176	0.2%
Operating income	102,839	7.7%	104,085	10.3%
Interest and other expenses, net	12,740	1.0%	9,893	1.0%
Income before income taxes and equity in earnings of equity-method investees	90,099	6.8%	94,192	9.3%
Provision for income taxes	26,997	2.0%	28,499	2.8%
Equity in net (income) of equity-method investees	(328)	—%	(2,045)	(0.2)%
Income from continuing operations	63,430	4.8%	67,738	6.7%
Discontinued operations	—	—%	1,148	0.1%
Net income	$63,430	4.8%	$68,886	6.8%

Net Sales

Net sales for the six months ended December 31, 2014 were $1.33 billion, an increase of $315.3 million, or 31.1%, from net sales of $1.01 billion for the six months ended December 31, 2013.

The sales increase resulted from the acquisitions of HPPC in July 2014, Rudi’s in April 2014 and Tilda in January 2014, which collectively accounted for $284.8 million for the six months ended December 31, 2014, which includes the brands’ growth under our ownership. While foreign exchange rates unfavorably impacted net sales during the second quarter, they favorably impacted net sales during the first quarter, and therefore for the six months ended December 31, 2014 did not have a significant impact as compared to the prior year period. In addition, sales were impacted by $15.8 million of sales returns in the current quarter related to our voluntary recall of certain nut butters. Refer to Segment Results section for additional discussion.

Gross Profit

Gross profit for the six months ended December 31, 2014 was $293.2 million, an increase of $31.0 million, or 11.8%, from the prior year period. The increase in gross profit resulted from sales from the aforementioned acquisitions, which was offset partially by charges related to our voluntary recall of certain nut butters. Such charges in the current period included the aforementioned sales returns and $9.4 million of inventory reserves and other cost of goods sold charges, which collectively negatively impacted gross margin by approximately 160 basis points. Additionally, we incurred incremental costs totaling $5.9 million associated with start-up activities in our chilled desserts factory in the United Kingdom, whereas the incremental costs in the prior year period totaled $1.3 million, which amount in the prior year period also included start-up costs of new lines at the Company’s soup manufacturing facility. In Europe, we incurred charges totaling $1.9 million related to a non-dairy beverage withdrawal. In addition, we experienced generally higher input costs, offset partially by productivity initiatives and price increases. Finally, gross margin was impacted by our recent acquisitions. Tilda, acquired in January 2014, operates at higher margins than the other businesses in the United Kingdom segment, and HPPC operates at lower margins than the Company’s other segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $179.5 million, an increase of $30.7 million, or 20.6%, in the six months ended December 31, 2014 from $148.8 million in last year’s period. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. In addition, we recorded $4.9 million of charges for consumer refunds and other administrative costs associated with the nut butter recall. Selling, general and administrative expenses as a percentage of net sales was 13.5% in the six months ended December 31, 2014 and 14.7% in the prior year period, a decrease of 120 basis points primarily attributable to achieving additional operating leverage on our infrastructure as a result of higher sales volume and the impact of the HPPC acquisition which has a lower selling, general and administrative expense base than the other businesses.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $8.8 million, an increase of $1.7 million, or 23.9%, in the six months ended December 31, 2014 from $7.1 million in the prior year period. The increase is due to intangibles acquired as a result of the Company’s current year acquisition of HPPC, as well as the impact of the prior year acquisitions of Tilda and Rudi’s, which were acquired in the third and fourth quarters of fiscal 2014, respectively.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses aggregating $2.0 million in the six months ended December 31, 2014, of which approximately $1.1 million relates to our current period acquisition of HPPC and approximately $0.3 million relates to a charge recorded in connection with the finalization of our contingent consideration liability for the Cully & Sully acquisition completed in prior years. Additionally, we incurred approximately $0.4 million of professional fees in the current period in connection with our recently completed acquisitions.

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

Operating Income

Operating income for the six months ended December 31, 2014 was $102.8 million, a decrease of $1.2 million, or 1.2%, from $104.1 million in the six months ended December 31, 2013. Operating income as a percentage of net sales was 7.7% for the six months ended December 31, 2014 compared with 10.3% for the comparable period of fiscal 2014. The decrease in operating income resulted primarily from our voluntary recall of certain nut butters which negatively impacted operating income by approximately $30.1 million and operating income as a percentage of net sales by approximately 220 basis points, and to a lesser extent, the other items described above.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $12.7 million and $9.9 million for the six months ended December 31, 2014 and 2013, respectively. Net interest expense totaled $12.8 million for the first six months of fiscal 2015, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our revolving credit agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in the six months ended December 31, 2013 was $11.2 million. The increase in interest expense primarily resulted from higher average borrowings under our revolving credit facility, the proceeds of which were used to fund the prior year acquisitions of Tilda and Rudi’s. Net other expenses was a reduction in expense of $0.1 million for the six months ended December 31, 2014 as compared to a reduction of expense of $1.3 million for the six months ending December 31, 2013. Included in the current period net other expenses is a gain of $5.3 million on the Company’s pre-existing ownership interest in HPPC, which was offset by foreign currency gains and losses primarily for unrealized foreign currency losses associated with the remeasurement of foreign currency denominated intercompany balances. In the prior period, the net reduction in expense was primarily related to the remeasurement of foreign currency denominated intercompany balances.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the six months ended December 31, 2014 and 2013 was $90.1 million and $94.2 million, respectively. The change was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $27.0 million in the six months ended December 31, 2014 compared to $28.5 million in the prior year quarter. Our effective income tax rate from continuing operations was 30.0% and 30.3% of pre-tax income for the six months ended December 31, 2014 and 2013, respectively. The effective tax rate for the six months ended December 31, 2014 was favorably impacted by the non-taxable gain recorded on the pre-existing ownership interest in HPPC of $5.3 million. The effective tax rate for the six months ended December 31, 2013 was favorably impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. Such reduction resulted in a decrease of the carrying value of net deferred tax liabilities of $3.8 million which favorably impacted the effective tax rate. This amount in the prior year period was partially offset by an increase in the reserve for unrecognized tax benefits of $0.6 million relating to an additional liability associated with an IRS audit that has since been completed, as well as an adjustment to the carrying value of contingent consideration, a portion of which was not tax deductible.

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

Equity in Earnings of Equity-Method Investees

Our equity in the net income from our joint venture investments for the six months ended December 31, 2014 was $0.3 million compared to $2.0 million for the six months ended December 31, 2013. HPPC earnings are reflected in operating income for the six months ended December 31, 2014 rather than as equity earnings for the six months ended December 31, 2013, which accounts for the decrease in equity earnings (see Notes 1 and 4).

Income From Continuing Operations

Income from continuing operations for the six months ended December 31, 2014 and 2013 was $63.4 million and $67.7 million, or $0.62 and $0.69 per diluted share, respectively. The change was attributable to the factors noted above.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the six months ended December 31, 2014 and 2013:

(dollars in thousands)	United States	United Kingdom	HPPC	Rest of World	Corporate and other (1)	Consolidated
Net sales - Six months ended 12/31/14	$690,884	$373,076	$156,886	$106,794	$—	$1,327,640
Net sales - Six months ended 12/31/13	$639,720	$260,046	$—	$112,597	$—	$1,012,363
% change	8.0%	43.5%		(5.2)%		31.1%

Operating income - Six months ended 12/31/14	$85,181	$17,858	$11,534	$6,248	$(17,982)	$102,839
Operating income - Six months ended 12/31/13	$102,876	$13,912	$—	$6,444	$(19,147)	$104,085
% change	(17.2)%	28.4%		(3.0)%		(1.2)%

Operating income margin - Six months ended 12/31/14	12.3%	4.8%	7.4%	5.9%		7.7%
Operating income margin - Six months ended 12/31/13	16.1%	5.3%		5.7%		10.3%

(1)
Includes $1,662 and $1,248 of acquisition related expenses, restructuring and integration charges for the six months ended December 31, 2014 and 2013, respectively. Corporate and other also includes expense of $280 for contingent consideration adjustments for the six months ended December 31, 2014.

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

Our net sales in the United States for the six months ended December 31, 2014 were $690.9 million, an increase of $51.2 million, or 8.0%, from net sales of $639.7 million for the six months ended December 31, 2013. Net sales were negatively impacted by $15.8 million of sales returns in the six months ended December 31, 2014 related to our voluntary recall of certain nut butters and further impacted by the associated interruption in production and shipping of products which resulted in lower net sales in the current period of $13.5 million as compared to the prior year period. The sales increase was principally due to the impact of our prior year acquisition of Rudi’s, which accounted for $33.6 million of net sales in the current period and which includes the growth of this brand under our ownership. Additionally, our sales increased due to increases in the volume of our products sold as a result of increased consumption and expanded distribution. We experienced volume growth in many of our brands, including Sensible Portions, The Greek Gods, Spectrum, Imagine and Earth’s Best. Selling prices charged to customers increased from the prior year for certain products where input costs increased, however such price increases did not have a material impact on our total net sales increase in the United States. Operating income in the United States in the six months ended December 31, 2014 was $85.2 million, a decrease of $17.7 million from operating income of $102.9 million in the six months ended December 31, 2013. Operating income was negatively impacted by charges totaling $30.1 million for the nut butter recall and to a lesser extent charges totaling $0.4 million relating to a warehouse consolidation project underway. Operating income as a percentage of net sales in the United States decreased to 12.3% from 16.1% during these periods. The voluntary nut butter recall negatively impacted this percentage by approximately 400 basis points. The Company has continued to leverage the existing expense base and improve productivity which resulted an increase in operating income margin excluding the impact of the voluntary nut butter recall.

Our net sales in the United Kingdom in the six months ended December 31, 2014 were $373.1 million, an increase of $113.0 million, or 43.5%, from net sales of $260.0 million in the six months ended December 31, 2013. The sales increase was primarily a result of the acquisition of Tilda on January 13, 2014, which accounts for $94.3 million of the increase. Foreign currency exchange rates resulted in increased net sales of $5.1 million over the prior year period. Operating income in the United Kingdom in the six months ended December 31, 2014 was $17.9 million, an increase of $3.9 million, from $13.9 million in the six months ended December 31, 2013. The increase in operating income was due to the acquisition of Tilda, offset partially by factory start-up costs for our chilled desserts facility in the current period totaling $5.9 million, integration costs associate with Tilda totaling $1.1 million and a charge of $0.9 million associated with an insurance deductible related to an inventory write-down for a fire in a third party warehouse. Additionally, during the period, there was a fire at our Tilda milling facility that required us to temporarily use co-packers, which has affected the timing and amount of product available to be sold. We are insured for the costs incurred as a result of the fire and expect part of the milling facility to be functional by the end of fiscal 2015.

Our net sales at HPPC were $156.9 million in the six months ended December 31, 2014. The remaining 51.3% of HPPC that was not previously owned was acquired on July 17, 2014. HPPC’s operating income for the six months ended December 31, 2014 was $11.5 million.

Our net sales in the Rest of World were $106.8 million in the six months ended December 31, 2014, a decrease of $5.8 million, or 5.2%, for the six months ended December 31, 2013. The change was primarily the result of unfavorable Canadian Dollar and Euro exchange rates that resulted in decreased net sales upon translation of $6.1 million over the prior year period. In Europe, net sales changed due to a shift in the responsibilities for certain non-dairy beverage business from the management of the Europe segment to the United Kingdom segment, which lowered Europe’s net sales by approximately $4.3 million. Additionally, Europe’s operating income was impacted by $1.9 million related to a non-dairy beverage withdrawal. Finally, during fiscal 2014, we disposed of the Grains Noirs business and a private label non-dairy beverage business was discontinued. Operating income as a percentage of net sales increased as demand for our products in both Canada and Europe remains strong.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance increased $11.5 million at December 31, 2014 to $135.2 million. Our working capital was $476.0 million at December 31, 2014, an increase of $96.6 million from $379.4 million at the end of fiscal 2014. The increase was due principally to a $33.6 million increase in accounts receivable and a $51.9 million increase in inventories, offset by a $15.9 million increase in accounts payable and accrued expenses. These changes were primarily the result of the acquisition of HPPC in July 2014, the timing of rice purchases at Tilda and general increases required to support the continued growth in net sales.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. With the current exception of Canada, it is the Company’s current intent to permanently reinvest its foreign earnings outside the United States. As of December 31, 2014, approximately 58% ($78.2 million) of the total cash balance is held outside of the United States and Canada. Although a portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2014, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,
(amounts in thousands)	2014	2013
Cash flows provided by (used in):
Operating activities	$54,251	$73,488
Investing activities	(40,717)	(13,660)
Financing activities	6,041	(33,519)
Exchange rate changes	(8,099)	(39)
Net increase in cash	$11,476	$26,270

Net cash provided by operating activities was $54.3 million for the six months ended December 31, 2014, compared to $73.5 million in the six months ended December 31, 2013. The decrease in cash provided by operations resulted from a $4.5 million decrease in net income and other non-cash items and a decrease of $14.7 million due to changes in our working capital. Our current period cash flows from operations was affected primarily by the voluntary nut butter recall and working capital requirements on a higher sales base and recent acquisitions, including fluctuations due to the planned timing of rice purchases we make, which purchases are funded through credit facility borrowings.

In the six months ended December 31, 2014, we used $40.7 million of cash in investing activities. We used $17.9 million, net, of cash in connection with our acquisitions, which was principally associated with the acquisition of HPPC, and $25.8 million for capital expenditures as discussed further below. We used cash in investing activities of $13.7 million during the six months ended December 31, 2013, which was principally for capital expenditures offset partially by repayments of borrowings from HPPC when it was an equity-method investment.

Net cash of $6.0 million was provided by financing activities for the six months ended December 31, 2014. We had proceeds from exercises of stock options of $9.7 million and excess tax benefits of $13.6 million in the current period. We also had net borrowings of $21.5 million under our revolving credit facility, which was primarily used to subsequently repay HPPC’s acquired borrowings. In addition, we paid $12.2 million during the period for stock repurchases to satisfy employee payroll tax withholdings. During the six months ended December 31, 2013, net cash of $33.5 million was used in financing activities which was primarily used for net repayments of our borrowings and stock repurchases.

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

	Six Months Ended December 31,
(amounts in thousands)	2014	2013
Cash flow provided by operating activities	$54,251	$73,488
Purchase of property, plant and equipment	(25,766)	(20,822)
Operating free cash flow	$28,485	$52,666

Our operating free cash flow was $28.5 million for the six months ended December 31, 2014, a decrease of $24.2 million from the six months ended December 31, 2013. Our current period operating free cash flow was impacted primarily by the effects of our voluntary nut butter recall and working capital requirements on a higher sales base and our recent acquisitions. Our recent capital expenditures principally relate to the the acquisition of equipment for a new non-dairy production facility in Europe, the expansion of our production facilities in the United Kingdom to accommodate new products and increased volume, such as chilled desserts and soup and a new snacks factory in the United States. We expect that our capital spending for the current fiscal year will be approximately $45 million, which will include continued improvement and expansion of certain of our current manufacturing facilities.

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of December 31 and June 30, 2014, $150.0 million of the senior notes was outstanding.

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1 billion revolving credit facility (the “Credit Agreement”) which may be increased by an additional uncommitted $350 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of December 31, 2014 and June 30, 2014, there were $633.2 million and $614.5 million of borrowings outstanding, respectively, under the Credit Agreement.

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

We believe that our cash on hand of $135.2 million at December 31, 2014, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2015 capital expenditures of approximately $45 million, and the other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We completed our fiscal 2014 annual impairment testing of goodwill and our trade names as of April 1, 2014. The analysis and assessment of these assets indicated that no impairment was required as either the fair values equaled or exceeded the recorded carrying values (for our indefinite-lived intangible assets and certain reporting units), or our qualitative assessment resulted in a determination that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount (for certain of our reporting units). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The estimated fair value of our Europe reporting unit exceeded its carrying value by approximately 10%. This reporting unit represented approximately 1% of our goodwill balance as of December 31, 2014. The estimated fair value of the New Covent Garden Soup Co.® trademark, which represents approximately 6% of our total trademarks and other intangible asset balance as of December 31, 2014, approximates its carrying value. While we believe the operations can support the values of goodwill and intangible assets reported, this reporting unit and tradename are the most sensitive to changes in the underlying assumptions.

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

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “seek,” “may,” “potential,” “can,” “positioned,” “should,” “could,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) our intention to grow organically as well as through acquisitions; (ii) increased distribution of our brands; (iii) the integration of our brands and the resulting impact thereof; (iv) the introduction of new products; (v) our long term strategy for sustainable growth; (vi) the economic environment; (vii) our support of increased consumer consumption; (viii) sourcing and procurement initiatives; (ix) measures taken to address challenging economic and political conditions; (x) higher input costs and the Company’s response thereto; (xi) the integration of acquisitions and the opportunities for growth related thereto; (xii) nut butter recall expenses; (xiii) our tax rate; (xiv) the repatriation of foreign cash balances; (xv) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xvi) our expectations regarding our capital spending for fiscal year 2015; (xvii) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for fiscal year 2015; (xviii) goodwill and intangible assets; (xix) seasonality; (xx) inflation and the Company’s response thereto; (xxi) legal proceedings; and (xxii) foreign currency risks. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no significant changes in market risk for the three months ended December 31, 2014 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 except as follows.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies. During the six months ended December 31, 2014, approximately 40% of our consolidated net sales were generated from sales at our subsidiaries with non-United States Dollar functional currencies. The revenues, along with related expenses and capital purchases, of such subsidiaries are conducted in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would decrease by approximately $25 million and $2 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. dollar in the six months ended December 31, 2014. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Income decreased $110.0 million during the six months ended December 31, 2014.

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

The consolidated lawsuits were certified as a class action by the trial court in November 2014 and the lawsuits are currently at the discovery phase.  The Company will continue to defend this action vigorously and continues to believe that the plaintiffs’ claims are without merit. In addition to the litigation described above, the Company is a defendant in lawsuits from time to time in the normal course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes the reasonably possible losses of such matters, individually and in the aggregate, are not material. Additionally, the Company believes the probable final outcome of such matters will not have a material adverse effect on the Company’s consolidated results of operations, financial position, cash flows or liquidity.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
October 2014	—	$—	—	—
November 2014	96,146	54.15	—	—
December 2014	22,328	54.77	—	—
Total	118,474	$54.27	—	—

On December 29, 2014, we effected a two-for-one stock split of our common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split.

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

See Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	February 9, 2015	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	February 9, 2015	/s/ Stephen J. Smith
Stephen J. Smith, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.2 (a)	The Hain Celestial Group, Inc. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 (a) of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

3.2 (b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Hain Celestial Group, Inc. (incorporated by reference to Exhibit 3.2 (b) of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

10.1	The Hain Celestial Group, Inc. 2015-2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

10.2
The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

10.3
Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited, as Global Swingline Lender, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

31.1(*)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2(*)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(*)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(*)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

(*) - Filed herewith