Form 10-Q
period 2015-03-31
HAIN CELESTIAL GROUP INC
filed 2015-05-11
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of May 4, 2015 there were 102,598,538 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND JUNE 30, 2014
(In thousands, except share amounts)

	March 31,	June 30,
	2015	2014
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$100,325	$123,751
Accounts receivable, less allowance for doubtful accounts of $2,142 and $1,586	337,516	287,915
Inventories	369,968	320,251
Deferred income taxes	26,581	23,780
Prepaid expenses and other current assets	46,514	47,906
Total current assets	880,904	803,603
Property, plant and equipment, net	325,966	310,661
Goodwill	1,107,328	1,134,368
Trademarks and other intangible assets, net	631,866	651,482
Investments and joint ventures	3,449	36,511
Other assets	31,686	28,692
Total assets	$2,981,199	$2,965,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,497	$239,162
Accrued expenses and other current liabilities	82,319	84,906
Current portion of long-term debt	33,870	100,096
Total current liabilities	342,686	424,164
Long-term debt, less current portion	845,103	767,827
Deferred income taxes	159,743	148,439
Other noncurrent liabilities	5,834	5,020
Total liabilities	1,353,366	1,345,450
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 150,000,000 shares, issued 105,826,674 and 103,143,018 shares (see Note 2)	1,058	1,031
Additional paid-in capital (see Note 2)	1,064,341	969,182
Retained earnings	726,442	629,618
Accumulated other comprehensive income (loss)	(105,937)	60,128
	1,685,904	1,659,959
Less: 3,228,136 and 2,906,160 shares of treasury stock, at cost (See Note 2)	(58,071)	(40,092)
Total stockholders’ equity	1,627,833	1,619,867
Total liabilities and stockholders’ equity	$2,981,199	$2,965,317
Note: The balance sheet at June 30, 2014 has been derived from the audited financial statements at that date adjusted to retroactively reflect a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales	$662,739	$557,420	$1,990,379	$1,569,783
Cost of sales	504,990	404,627	1,539,459	1,154,790
Gross profit	157,749	152,793	450,920	414,993
Selling, general and administrative expenses	83,068	78,268	262,613	227,092
Amortization/impairment of acquired intangibles	10,189	4,133	19,001	11,248
Acquisition related expenses, restructuring and integration charges, net	4,298	6,763	6,273	8,939
Operating income	60,194	63,629	163,033	167,714
Interest and other expenses, net	8,640	5,946	21,380	15,839
Income before income taxes and equity in earnings of equity-method investees	51,554	57,683	141,653	151,875
Provision for income taxes	18,147	19,748	45,144	48,247
Equity in net loss (income) of equity-method investees	13	(83)	(315)	(2,128)
Income from continuing operations	33,394	38,018	96,824	105,756
Discontinued operations	—	(2,777)	—	(1,629)
Net income	$33,394	$35,241	$96,824	$104,127

Basic net income per common share:
From continuing operations	$0.33	$0.38	$0.95	$1.09
From discontinued operations	—	(0.03)	—	(0.02)
Net income per common share - basic	$0.33	$0.35	$0.95	$1.07

Diluted net income per common share:
From continuing operations	$0.32	$0.37	$0.94	$1.07
From discontinued operations	—	(0.03)	—	(0.02)
Net income per common share - diluted	$0.32	$0.34	$0.94	$1.05

Shares used in the calculation of net income per common share:
Basic	102,252	99,390	101,401	96,946
Diluted	103,796	101,502	103,226	99,246
Note: Share and per share amounts for the three and nine months ended March 31, 2014 have been retroactively adjusted to reflect a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands)

	Three Months Ended
	March 31, 2015			March 31, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$33,394			$35,241

Other comprehensive income (loss):
Foreign currency translation adjustments	$(59,603)	$2,485	(57,118)	$6,390	$1,132	7,522
Change in deferred gains (losses) on cash flow hedging instruments	382	(130)	252	262	(64)	198
Change in unrealized gain on available for sale investment	(175)	54	(121)	(929)	286	(643)
Total other comprehensive income (loss)	$(59,396)	$2,409	$(56,987)	$5,723	$1,354	$7,077

Total comprehensive (loss) income			$(23,593)			$42,318

	Nine Months Ended
	March 31, 2015			March 31, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax benefit	After-tax amount
Net income			$96,824			$104,127

Other comprehensive income (loss):
Foreign currency translation adjustments	$(172,301)	$5,214	(167,087)	65,055	1,478	66,533
Change in deferred gains (losses) on cash flow hedging instruments	2,687	(656)	2,031	82	(21)	61
Change in unrealized gain on available for sale investment	(1,518)	509	(1,009)	(2,013)	704	(1,309)
Total other comprehensive income (loss)	$(171,132)	$5,067	$(166,065)	$63,124	$2,161	$65,285

Total comprehensive (loss) income			$(69,241)			$169,412
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2015
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2014	103,143,018	$1,031	$969,182	$629,618	2,906,160	$(40,092)	$60,128	$1,619,867
Net income				96,824				96,824
Other comprehensive income							(166,065)	(166,065)
Issuance of common stock pursuant to compensation plans	1,953,816	20	26,065					26,085
Issuance of common stock in connection with acquisitions	729,840	7	34,129					34,136
Stock based compensation income tax effects			26,031					26,031
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					321,976	(17,979)		(17,979)
Stock based compensation charge			8,934					8,934
Balance at March 31, 2015	105,826,674	$1,058	$1,064,341	$726,442	3,228,136	$(58,071)	$(105,937)	$1,627,833

Note: The common stock and additional paid-in capital amounts and the treasury shares have been retroactively adjusted to reflect a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,824	$104,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,064	34,597
Deferred income taxes	(5,789)	(2,573)
Equity in net income of equity-method investees	(315)	(2,128)
Stock based compensation	8,934	9,656
Tax benefit from stock based compensation	341	1,366
Contingent consideration expense	280	(1,379)
Gain on sale of business	—	1,629
Gains on pre-existing ownership interests in HPPC and Empire	(8,256)	—
Non-cash intangible asset impairment charge	5,510	—
Other non-cash items, net	4,652	(437)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(59,583)	(18,326)
Inventories	(15,106)	(4,986)
Other current assets	4,050	(573)
Other assets and liabilities	(8,708)	(3,007)
Accounts payable and accrued expenses	4,271	4,315
Net cash provided by operating activities	70,169	122,281

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired and working capital settlements	(104,419)	(121,499)
Purchases of property and equipment	(36,312)	(30,724)
Repayments from equity-method investees, net	—	6,038
Proceeds from sale of investment	1,488	2,201
Proceeds from disposals of property and equipment	1,703	—
Net cash used in investing activities	(137,540)	(143,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	18,643	7,203
Borrowings under bank revolving credit facility, net	82,000	91,424
Repayments of other debt, net	(50,090)	(22,126)
Excess tax benefits from stock based compensation	25,692	14,130
Acquisition related contingent consideration	(3,217)	—
Shares withheld for payment of employee payroll taxes	(17,979)	(10,021)
Net cash provided by financing activities	55,049	80,610

Effect of exchange rate changes on cash	(11,104)	1,252

Net (decrease) increase in cash and cash equivalents	(23,426)	60,159
Cash and cash equivalents at beginning of period	123,751	41,263
Cash and cash equivalents at end of period	$100,325	$101,422
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “Hain”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products. The Company is a leader in many organic and natural products categories, with many recognized brands. The brand names are well recognized in the various market categories they serve and include Almond Dream®, Arrowhead Mills®, BluePrint®, Celestial Seasonings®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Kosher Valley®, Lima®, Linda McCartney® (under license), MaraNatha®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Organic Bakery®, Rudi’s Gluten-Free Bakery, Sensible Portions®, Spectrum®, Spectrum Essentials®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, WestSoy® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

The Company had a minority investment in Hain Pure Protein Corporation (“HPPC”) through June 30, 2014. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. On July 17, 2014, the Company acquired the remaining 51.3% of HPPC that it did not already own at which point HPPC became a wholly-owned subsidiary. Included in the acquisition was HPPC’s 19% interest in EK Holdings, Inc. (“Empire”), which grows, processes and sells kosher poultry and other products. On March 4, 2015, HPPC purchased the remaining 81% in Empire that it did not already own (see Note 4).

Hain also has an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of Hutchison Whampoa Limited, a company listed on the Alternative Investment Market, a sub-market of the London Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets.

The Company’s operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein (which includes Empire), Canada and Europe. Refer to Note 16 for additional information and selected financial information for the reportable segments.

2.    BASIS OF PRESENTATION

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2014 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. Please refer to the footnotes to the consolidated financial statements as of June 30, 2014 and for the fiscal year then ended included in Hain’s Annual Report on Form 10-K for information not included in these condensed footnotes.

On December 29, 2014, the Company effected a two-for-one stock split of its common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and earnings per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital.

All amounts in the condensed consolidated financial statements, footnotes and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated.

Newly Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 amends the requirements for reporting and disclosing discontinued operations. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU No. 2014-08 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted and is to be applied prospectively. The Company has elected to early adopt the provisions of ASU No. 2014-08 at the beginning of fiscal 2015. The adoption of the new guidance may impact the reporting and disclosure of any future disposals that are completed.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU No. 2015-03 must be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of the new guidance is not expected to materially impact the Company’s consolidated financial position or results of operations. The Company intends to early adopt this new guidance on July 1, 2015 (beginning of fiscal 2016).

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$33,394	$38,018	$96,824	$105,756
Discontinued operations	—	(2,777)	—	(1,629)
Net income	$33,394	$35,241	$96,824	$104,127

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	102,252	99,390	101,401	96,946
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,544	2,112	1,825	2,300
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	103,796	101,502	103,226	99,246

Basic net income per common share:
From continuing operations	$0.33	$0.38	$0.95	$1.09
From discontinued operations	—	(0.03)	—	(0.02)
Net income per common share - basic	$0.33	$0.35	$0.95	$1.07

Diluted net income per common share:
From continuing operations	$0.32	$0.37	$0.94	$1.07
From discontinued operations	—	(0.03)	—	(0.02)
Net income per common share - diluted	$0.32	$0.34	$0.94	$1.05

Note: The sum of the quarterly net income per share amounts may not equal the year-to-date amounts, as presented, due to rounding. Additionally, on December 29, 2014, the Company effected a two-for-one stock split of its common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split.

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

Restricted stock awards totaling 107,460 were excluded from our diluted earnings per share calculations for the three and nine months ended March 31, 2015 as such awards are contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods. There were 274,680 such awards excluded from our diluted earnings per share calculations for the three and nine months ended March 31, 2014.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges, net” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $2,184 and $3,672 were expensed in the three and nine months ended March 31, 2015 and $5,747 and $6,995 were expensed in the three and nine months ended March 31, 2014, respectively. The expenses incurred during the first nine months of fiscal 2015 primarily relate to professional fees, severance charges and other transaction related costs associated with the three acquisitions completed in the current fiscal year. The expenses incurred during the first nine months of fiscal 2014 primarily relate to professional fees and stamp duty associated with the recent acquisitions.

Fiscal 2015

On July 17, 2014, the Company acquired the remaining 51.3% of HPPC that it did not already own, at which point HPPC became a wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. Included in the acquisition is HPPC’s 19% interest in Empire, which grows, processes and sells kosher poultry and other products. Consideration in the transaction consisted of cash totaling $20,310 and 462,856 shares of the Company’s common stock valued at $19,690. The cash consideration paid was funded with existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under the Credit Agreement (see Note 9). The carrying amount of the pre-existing 48.7% investment in HPPC as of June 30, 2014 was $30,740. Due to the acquisition of the remaining 51.3% of HPPC, the Company adjusted the carrying amount of its pre-existing investment to its fair value. This resulted in a gain of $5,334 recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income.

On February 20, 2015, the Company acquired Belvedere International, Inc., (“Belvedere”) a leader in health and beauty care products including the Live Clean® brand with approximately 200 baby, body and hair care products as well as several mass market brands sold primarily in Canada and manufactured in a company facility in Mississauga, Ontario, Canada. Consideration in the transaction consisted of cash totaling C$17,189 ($13,776 at the transaction date exchange rate), which included debt that was repaid at closing, and was funded with existing cash balances. The purchase price remains subject to a working capital adjustment. Additionally, contingent consideration of up to a maximum of C$4,000 is payable based on the achievement of specified operating results during the two consecutive one-year periods following the closing date. Belvedere is included in our Canada operating segment. Net sales and income before income taxes from continuing operations attributable to the Belvedere acquisition and included in our consolidated results were not material in the nine months ended March 31, 2015.

On March 4, 2015, the Company acquired the remaining 81% of Empire that it did not already own, at which point Empire became a wholly-owned subsidiary. Consideration in the transaction consisted of cash totaling $57,595 (net of cash acquired) which included debt that was repaid at closing. The acquisition was funded with borrowings under the Credit Agreement. The carrying amount of the pre-existing 19% investment in Empire as of March 4, 2015 was $6,864. Due to the acquisition of the remaining 81% of Empire, the Company adjusted the carrying amount of its pre-existing investment to its fair value. This resulted in a gain of $2,922 recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income. Net sales and income before income taxes from continuing operations attributable to the Empire acquisition and included in our consolidated results were not material in the nine months ended March 31, 2015.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2015 acquisitions:

	HPPC	Belvedere	Empire	Total
Carrying value of pre-existing interest, after fair value adjustments:	$36,074	$—	$9,786	$45,860
Purchase Price:
Cash paid	20,310	13,776	57,595	91,681
Equity issued	19,690	—	—	19,690
Fair value of contingent consideration	—	1,603	—	1,603
Total investment:	$76,074	$15,379	$67,381	$158,834
Allocation:
Current assets	$52,055	$10,332	$19,741	$82,128
Property, plant and equipment	21,864	2,479	13,095	37,438
Other assets	7,288	—	—	7,288
Identifiable intangible assets	20,700	5,698	34,020	60,418
Deferred taxes	999	(3,630)	(13,739)	(16,370)
Assumed liabilities	(41,615)	(1,424)	(13,948)	(56,987)
Goodwill	14,783	1,924	28,212	44,919
	$76,074	$15,379	$67,381	$158,834

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

The preliminary fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $14,751 with an estimated useful life of 10.8 years and trade names valued at $45,667 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the three and nine months ended March 31, 2015 and 2014, as if only the acquisitions completed in fiscal 2015 (HPPC, Belvedere and Empire) had been completed at the beginning of fiscal year 2014. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and the impact of reversing our previously recorded equity in HPPC’s net income as prior to the date of acquisition, HPPC was accounted for under the equity-method of accounting.

	Three Months ended March 31,		Nine Months ended March 31,
	2015	2014	2015	2014
Net sales from continuing operations	$687,902	$649,213	$2,099,232	$1,873,452
Net income from continuing operations	$34,179	$38,956	$100,058	$110,888
Net income per common share from continuing operations - diluted	$0.33	$0.38	$0.97	$1.11

Fiscal 2014

On April 28, 2014, the Company acquired Charter Baking Company, Inc. and its subsidiary Rudi’s Organic Bakery, Inc. (“Rudi’s”), a leading organic and gluten-free company with facilities in Boulder, Colorado. Under the Rudi’s Organic Bakery® and Rudi’s Gluten-Free Bakery brands, Rudi’s offers a range of approximately 60 products including USDA certified organic breads, buns, bagels, tortillas, wraps and soft pretzels and various gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing in the United States and Canada. Consideration in the transaction consisted of cash totaling $50,807 (which is net of cash acquired) and 267,488 shares of the Company’s common stock valued at $11,168. The cash consideration paid was funded with borrowings under the Credit Agreement.

On January 13, 2014, the Company acquired Tilda Limited (“Tilda”), a leading premium 100% branded Basmati and specialty rice products company. Tilda offers a range of over 60 dry rice and ready-to-heat branded products under the Tilda® brand and other names to consumers in over 40 countries, principally in the United Kingdom, the Middle East and North Africa, Continental Europe, North America and India. On June 18, 2014, the Company also completed the acquisition of certain assets of Tilda Riceland Limited in India. Consideration in these transactions consisted of cash totaling $123,822 (which is net of cash acquired and based on the exchange rates in effect at the respective transaction dates), 3,292,346 shares of the Company’s common stock valued at $148,353 and deferred consideration (the “Vendor Loan Note”) for £20,000 ($32,958 at the transaction date exchange rate) issued by the Company and payable within one year following completion of the acquisition, with a portion being payable in Company shares at the Company’s option. On January 13, 2015, the Company paid £10,000 ($15,114 at the transaction date exchange rate and which was funded with existing cash balances) and issued 266,984 shares of the Company’s common stock in full repayment of this obligation. As a result, the Company recorded a realized foreign currency gain of $3,397 which represents the change in foreign currency rates from the acquisition date through the repayment date. The cash consideration paid for the initial purchase price was funded with borrowings under the Credit Agreement.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2014 acquisitions:

	Tilda	Rudi’s	Total
Purchase price:
Cash paid	$123,822	$50,807	$174,629
Equity issued	148,353	11,168	159,521
Vendor Loan Note	32,958	—	32,958
	$305,133	$61,975	$367,108
Allocation:
Current assets	$86,828	$8,058	$94,886
Property, plant and equipment	39,806	3,774	43,580
Identifiable intangible assets	124,549	27,514	152,063
Assumed liabilities	(92,971)	(6,332)	(99,303)
Deferred income taxes	(26,195)	(37)	(26,232)
Goodwill	173,116	28,998	202,114
	$305,133	$61,975	$367,108

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

The following table provides unaudited pro forma results of continuing operations for the three and nine months ended March 31, 2014, as if only the acquisitions completed in fiscal 2014 (Rudi’s and Tilda) had been completed at the beginning of fiscal year 2014. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and interest expense associated with bank borrowings to fund the acquisitions.

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Net sales from continuing operations	$572,905	$1,723,757
Net income from continuing operations	$38,139	$117,874
Net income per common share from continuing operations - diluted	$0.37	$1.15

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

6.    INVENTORIES

Inventories consisted of the following:

	March 31, 2015	June 30, 2014
Finished goods	$221,234	$190,818
Raw materials, work-in-progress and packaging	148,734	129,433
	$369,968	$320,251

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2015	June 30, 2014
Land	$35,052	$34,021
Buildings and improvements	83,304	75,895
Machinery and equipment	344,747	329,680
Furniture and fixtures	9,813	10,352
Leasehold improvements	19,331	21,836
Construction in progress	8,852	4,850
	501,099	476,634
Less: Accumulated depreciation and amortization	175,133	165,973
	$325,966	$310,661

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2015 were as follows:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2014 (a)	$607,326	$457,818	$—	$69,224	$1,134,368
Acquisition activity	5,711	—	42,995	1,924	50,630
Translation and other adjustments, net	(5,228)	(61,767)	—	(10,675)	(77,670)
Balance as of March 31, 2015 (a)	$607,809	$396,051	$42,995	$60,473	$1,107,328

(a) The total carrying value of goodwill for all periods in the table above is reflected net of $42,029 of accumulated impairment charges recorded during fiscal 2009 which relate to the Company’s United Kingdom and Europe operating segments.

The Company performs its annual test for goodwill and indefinite lived intangible asset impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite-life intangible assets below their carrying value, an interim test is performed. During the three months ended March 31, 2015, the Company recorded a non-cash partial impairment charge of $5,510 related to a United Kingdom indefinite-lived intangible asset (the Company’s New Covent Garden Soup Co.® tradename). There were no other impairment charges recorded during fiscal 2014 or 2015.

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At March 31, 2015, included in trademarks and other intangible assets on the balance sheet are $198,386 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2015	June 30, 2014
Non-amortized intangible assets:
Trademarks and tradenames	$494,606	$498,068
Amortized intangible assets:
Other intangibles	198,386	206,071
Less: accumulated amortization	(61,126)	(52,657)
Net carrying amount	$631,866	$651,482

Amortization expense included in continuing operations was as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2015	2014	2015	2014
Amortization of intangible assets	$4,679	$4,133	$13,491	$11,248

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2015	2016	2017	2018	2019
Estimated amortization expense	$17,033	$16,204	$16,045	$14,363	$12,828

The weighted average remaining amortization period of amortized intangible assets is 10.3 years.

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2015	June 30, 2014
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	692,443	614,502
Tilda short-term borrowing arrangements	33,391	65,975
Vendor Loan Note (see note 4)	—	34,056
Other borrowings	3,139	3,390
	878,973	867,923
Short-term borrowings and current portion of long-term debt	33,870	100,096
	$845,103	$767,827

The Company has $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of March 31, 2015, $150,000 of the senior notes was outstanding.

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1 billion unsecured revolving credit facility which may be increased by an additional uncommitted $350 million, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of August 31, 2012. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of March 31, 2015, there were $692,443 of borrowings outstanding under the Credit Agreement.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2015 was 1.69%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at March 31, 2015).

10.    INCOME TAXES

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

The effective income tax rate from continuing operations was 35.2% and 34.2% for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate for the three months ended March 31, 2015 was higher than the prior year period as a result of a higher portion of the Company’s taxable income being recorded in the United States. This change in mix of taxable income is due in part to our recent domestic acquisitions of HPPC and Empire and the associated higher domestic tax rate, and in addition, due to increased expenses in the United Kingdom related to certain integration and factory start and ramp-up activities. The effective income tax rate for the three months ended March 31, 2015 reflects a year-to-date adjustment of the Company’s income tax expense recorded in the current quarter. Such adjustment was based on the change in estimated taxable income by jurisdiction for the full fiscal year as compared to the prior quarter estimates.

The effective income tax rate from continuing operations was 31.9% and 31.8% for the nine months ended March 31, 2015 and 2014, respectively. The effective tax rate for the nine months ended March 31, 2015 was favorably impacted by the non-taxable gains recorded on the pre-existing ownership interests in HPPC and Empire of $8,256 (see Note 4). This was offset by the change in the mix of income by jurisdiction. The effective tax rate for the nine months ended March 31, 2014 was impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. Such reduction resulted in a decrease of the carrying value of net deferred tax liabilities of $3,777 which favorably impacted the effective tax rate. This amount in the prior year period was partially offset by an increase in the reserve for unrecognized tax benefits of $550 relating to an additional liability associated with an IRS audit that has since been completed.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$(57,118)	$7,522	$(167,087)	$66,533
Amounts reclassified into income	—	—	—	—
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income (loss) before reclassifications	750	587	5,179	847
Amounts reclassified into income (2)	(498)	(389)	(3,148)	(786)
Unrealized gain on available for sale investment:
Other comprehensive income (loss) before reclassifications	(120)	(358)	(819)	(881)
Amounts reclassified into income (3)	(1)	(285)	(190)	(428)
Net change in accumulated other comprehensive income (loss)	$(56,987)	$7,077	$(166,065)	$65,285

(1)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $21,210 and $1,670 for the three months ended March 31, 2015 and 2014, respectively, and $64,316 and $17,604 for the nine months ended March 31, 2015 and 2014, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $711 and $525 for the three months ended March 31, 2015 and 2014, respectively, and $4,126 and $1,053 for the nine months ended March 31, 2015 and 2014, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 13). Such amounts are recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income and were $1 and $468 before taxes for the three months ended March 31, 2015 and 2014, respectively and $312 and $702 for the nine months ended March 31, 2015 and 2014, respectively.

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

Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Compensation cost (included in selling, general and administrative expense)	$2,935	$3,020	$8,934	$9,656
Related income tax benefit	$1,125	$1,144	$3,438	$3,690

Stock Options

A summary of the stock option activity for the nine months ended March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2014	2,674,290	$9.83
Exercised	(1,425,378)	$13.08
Options outstanding and exercisable at March 31, 2015	1,248,912	$6.12	2.6 years	$72,355

	Nine Months Ended March 31,
	2015	2014
Intrinsic value of options exercised	$62,213	$29,521
Cash received from stock option exercises	$18,643	$7,203
Tax benefit recognized from stock option exercises	$24,213	$11,484

At March 31, 2015 there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share units activity for the nine months ended March 31, 2015 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2014	1,258,744	$25.44
Granted	268,596	$53.07
Vested	(399,188)	$26.75
Forfeited	(18,356)	$39.54
Non-vested restricted stock and restricted share units at March 31, 2015	1,109,796	$31.43

	Nine Months Ended March 31,
	2015	2014
Fair value of restricted stock and restricted share units granted	$14,255	$9,048
Fair value of shares vested	$21,303	$19,902
Tax benefit recognized from restricted shares vesting	$8,294	$7,534

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

At March 31, 2015, $20,674 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

The Compensation Committee determined that the target values previously set under the LTI Plan covering the 2013 and 2014 fiscal years (the “2013-2014 LTIP”) were achieved and approved the payment of awards to the participants. After deducting the value of the Initial Equity Grants, the awards related to the 2013-2014 LTIP totaled $7,439 (which were settled by the issuance of 148,168 unrestricted shares of the Company’s common stock in the first quarter of fiscal 2015).

The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $2,149 and $5,410 for the three and nine months ended March 31, 2015, respectively, related to LTI plans. There was $2,790 and $6,158 of expense recorded for the three and nine months ended March 31, 2014, respectively, related to these plans.

13.    INVESTMENTS AND JOINT VENTURES

Equity method investments

At March 31, 2015, the Company owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of the investment and advances to HHO of $829 are included on the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 943,300 of its YHS shares during the nine months ended March 31, 2015 which resulted in a pre-tax gain of $312 on the sales. The remaining shares held at March 31, 2015 totaled 2,129,438. The fair value of these shares held was $2,620 (cost basis of $2,655) at March 31, 2015 and $5,314 (cost basis of $3,831) at June 30, 2014 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$15,100	$15,100	$—	$—
Forward foreign currency contracts	2,270	—	2,270	—
Available for sale securities	2,620	2,620	—	—
	$19,990	$17,720	$2,270	$—
Liabilities:
Forward foreign currency contracts	$380	$—	$380	$—
Contingent consideration, of which $3,704 is noncurrent	3,704	—	—	3,704
Total	$4,084	$—	$380	$3,704

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$31,902	$31,902	$—	$—
Forward foreign currency contracts	391	—	391	—
Available for sale securities	5,314	5,314	—	—
	$37,607	$37,216	$391	$—
Liabilities:
Forward foreign currency contracts	$1,168	$—	$1,168	$—
Contingent consideration, of which $2,669 is noncurrent	8,280	—	—	8,280
Total	$9,448	$—	$1,168	$8,280

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

In connection with the acquisitions of Belvedere in February 2015, Cully & Sully in April 2012 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. The Company estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. During the nine months ended March 31, 2015, additional expense of $280 was recorded related to the Cully & Sully acquisition, and in October 2014, $5,477 was paid to the sellers in settlement of this obligation. The significant inputs used in the estimate of the remaining obligation for Belvedere and GG UniqueFiber include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability (weighted average discount rate of 8.0% for the outstanding liability as of March 31, 2015). Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.

The following table summarizes the Level 3 activity:

Nine Months Ended March 31, 2015
Balance as of June 30, 2014	$8,280
Fair value of initial contingent consideration	1,603
Contingent consideration adjustment	280
Contingent consideration paid	(5,477)
Translation adjustment	(982)
Balance as of March 31, 2015	$3,704

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended March 31, 2015 or 2014.

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at March 31, 2015 were $24,040 and $1,890 of net assets. There were $69,431 of notional amount and $777 of net liabilities of foreign exchange derivative contracts outstanding at June 30, 2014. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 12 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the nine months ended March 31, 2015 and 2014, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the nine months ended March 31, 2015 and 2014.

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

On August 19, 2014, the Company announced a voluntary recall on certain nut butters. In connection with the voluntary recall, the Company recorded pre-tax costs totaling $32,253 for the nine months ended March 31, 2015 and previously recorded charges of $6,000 in the fourth quarter of fiscal 2014. For the nine months ended March 31, 2015 the charges recorded primarily relate to returns of product from customers ($15,773) and inventory on-hand and other cost of goods sold charges ($11,571), and to a lesser extent consumer refunds and other administrative costs ($4,909). The Company is currently finalizing the matter with the U.S. Food and Drug Administration and does not anticipate any further material charges to be incurred.

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

16.    SEGMENT INFORMATION

The Company’s operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein (consisting of HPPC and Empire), Canada and Europe. The United States, the United Kingdom and Hain Pure Protein are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Sales:
United States	$343,728	$319,471	$1,034,612	$959,191
United Kingdom	178,068	176,939	551,144	436,985
Hain Pure Protein	83,192	—	240,078	—
Rest of World	57,751	61,010	164,545	173,607
	$662,739	$557,420	$1,990,379	$1,569,783

Operating Income:
United States	$55,851	$56,702	$141,031	$159,578
United Kingdom	11,760	18,366	29,618	32,278
Hain Pure Protein	4,970	—	16,505	—
Rest of World	4,412	5,100	10,660	11,544
	$76,993	$80,168	$197,814	$203,400
Corporate and other (1)	(16,799)	(16,539)	(34,781)	(35,686)
	$60,194	$63,629	$163,033	$167,714

(1)
Includes $4,263 and $6,882 of acquisition related expenses, restructuring and integration charges for the three months ended March 31, 2015 and 2014, respectively. Such expenses for the nine months ended March 31, 2015 and 2014 were $5,925 and $9,885, respectively. Corporate and other also includes expense of $280 and a net reduction of expense of $1,936 for contingent consideration adjustments for the nine months ended March 31, 2015 and 2014, respectively. A non-cash impairment charge of $5,510 for the three and nine months ended March 31, 2015 related to a United Kingdom indefinite-lived intangible asset is also included in Corporate and other.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	March 31, 2015	June 30, 2014
United States	$147,300	$139,919
Canada	11,091	9,694
United Kingdom	181,319	198,505
Europe	21,391	27,746
	$361,101	$375,864

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2015 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you,” providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in many organic and natural products categories, with an extensive portfolio of well-known brands. Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. Our long-term business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales people, brokers and distributors. We believe that our direct sales people combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores. We manufacture domestically and internationally and our products are sold in more than 65 countries.

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

The global economic and political environment remains challenging. With the recent acquisitions we have made, a large portion of our sales take place outside of the United States. A deterioration in economic or political conditions in the areas in which we operate may have an adverse impact on our sales volumes and profitability. Our future success will depend in part on our ability to manage continued global economic or political uncertainty, particularly in our significant geographic markets. Additionally, the translation of the financial statements of our non-United States operations is impacted by fluctuations in foreign currency exchange rates. Due to the recent strengthening of the United States Dollar, our reported results, financial position and cash flows for our international operations has been adversely affected upon translating such results to our United States Dollar reporting currency. Generally, commodity prices continue to be volatile, and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. Our management team continues to work on our worldwide sourcing and procurement initiatives to meet the needs of our growing business, and we continue to look for opportunities to supply our growth. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions, including foreign currency risks and input cost increases, with improvements in operating efficiencies, cost savings initiatives and price increases to our customers, as well as continuing our cash flow hedging program.

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

Recent Developments

On March 4, 2015, the Company acquired the remaining 81% of EK Holdings, Inc. (“Empire”) that it did not already own, at which point Empire became a wholly-owned subsidiary. Empire grows, processes and sells kosher poultry and other products. Consideration in that transaction consisted of cash totaling $57.6 million (net of cash acquired) which included debt that was repaid at closing. The acquisition of Empire was funded with borrowings under the Credit Agreement. Empire is included in the Hain Pure Protein segment.

On February 20, 2015, the Company acquired Belvedere International, Inc., (“Belvedere”) a leader in health and beauty care products including the Live Clean® brand with approximately 200 baby, body and hair care products as well as several mass market brands sold primarily in Canada and manufactured in a company facility in Mississauga, Ontario, Canada. Consideration in the transaction consisted of cash totaling C$17.2 million ($13.8 million at the transaction date exchange rate), which included debt that was repaid at closing, and was funded with existing cash balances. The purchase price remains subject to a working capital adjustment. Additionally, contingent consideration of up to a maximum of C$4.0 million is payable based on the achievement of specified operating results during the two consecutive one-year periods following the closing date. Belvedere is included in our Canada operating segment.

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

On August 19, 2014, the Company announced a voluntary recall on certain nut butters. In connection with the voluntary recall, the Company recorded pre-tax costs totaling $32.3 million for the nine months ended March 31, 2015 and previously recorded charges of $6.0 million in the fourth quarter of fiscal 2014. For the nine months ended March 31, 2015 the charges recorded primarily relate to returns of product from customers ($15.8 million) and inventory on-hand and other cost of goods sold charges ($11.6 million), and to a lesser extent consumer refunds and other administrative costs ($4.9 million). The Company is currently finalizing the matter with the U.S. Food and Drug Administration and does not anticipate any further material charges to be incurred.

On July 17, 2014, the Company acquired the remaining 51.3% of Hain Pure Protein Corporation (“HPPC”) that it did not already own, at which point HPPC became a wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. Included in the acquisition was HPPC’s 19% interest in Empire. Consideration in the transaction consisted of cash totaling $20.3 million and 462,856 shares of the Company’s common stock valued at $19.7 million. The cash consideration paid was funded with existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under the Credit Agreement.

Results of Operations

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2015 and 2014 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended
	March 31, 2015		March 31, 2014
Net sales	$662,739	100.0%	$557,420	100.0%
Cost of sales	504,990	76.2%	404,627	72.6%
Gross profit	157,749	23.8%	152,793	27.4%

Selling, general and administrative expenses	83,068	12.5%	78,268	14.0%
Amortization/impairment of acquired intangibles	10,189	1.5%	4,133	0.7%
Acquisition related expenses, restructuring and integration charges, net	4,298	0.6%	6,763	1.2%
Operating income	60,194	9.1%	63,629	11.4%
Interest and other expenses, net	8,640	1.3%	5,946	1.1%
Income before income taxes and equity in earnings of equity-method investees	51,554	7.8%	57,683	10.3%
Provision for income taxes	18,147	2.7%	19,748	3.5%
Equity in net loss (income) of equity-method investees	13	—%	(83)	—%
Income from continuing operations	33,394	5.0%	38,018	6.8%
Discontinued operations	—	—%	(2,777)	(0.5)%
Net income	$33,394	5.0%	$35,241	6.3%

Net Sales

Net sales for the three months ended March 31, 2015 were $662.7 million, an increase of $105.3 million, or 18.9%, from net sales of $557.4 million for the three months ended March 31, 2014.

The sales increase resulted from the acquisitions of Empire in March 2015, HPPC in July 2014 and Rudi’s in April 2014 which collectively accounted for approximately $100 million in the third quarter and which includes those brands’ growth under our ownership. Foreign exchange rates resulted in decreased net sales of $26.3 million as compared to the prior year period. Refer to the Segment Results section for additional discussion.

Gross Profit

Gross profit for the three months ended March 31, 2015 was $157.7 million, an increase of $5.0 million, or 3.2%, from last year’s third quarter. The increase in gross profit resulted from sales from the aforementioned acquisitions and growth attributable to the increases in the volume of our products sold. We incurred incremental costs totaling $2.5 million associated with the start and ramp-up of certain lines in our chilled desserts factory in the United Kingdom. We also incurred costs in the United States segment totaling $1.6 million related to additional factory expenses associated with bringing our nut butter production facility back to full operations after the previously mentioned nut butter recall, as well as expenses associated with the restructuring and relocation of our New York based BluePrint manufacturing facility. In addition, we experienced higher input costs, which was partially offset by productivity initiatives and price increases. The Hain Pure Protein segment operates at lower margins than our other segments, which impacted gross margin by approximately 220 basis points from the prior year period. Finally, the mix of our products sold in the period and increased trade spend impacted gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $83.1 million, an increase of $4.8 million, or 6.1%, in the three months ended March 31, 2015 from $78.3 million in last year’s quarter. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. Selling, general and administrative expenses as a percentage of net sales was 12.5% in the three months ended March 31, 2015 and 14.0% in the prior year quarter, a decrease of 150 basis points primarily attributable to achieving additional operating leverage on our infrastructure as a result of higher sales volume and the impact of the Hain Pure Protein segment which has a lower selling, general and administrative expense base than the other businesses.

Amortization/Impairment of Acquired Intangibles

Amortization/impairment of acquired intangibles was $10.2 million, an increase of $6.1 million, in the three months ended March 31, 2015 from $4.1 million in the prior year quarter. The increase was primarily due to a non-cash partial impairment charge of $5.5 million related to one of our United Kingdom indefinite-lived intangible assets (our New Covent Garden Soup Co.® tradename), and to a lesser extent, due to intangibles acquired as a result of the Company’s recent acquisitions.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses aggregating $4.3 million in the three months ended March 31, 2015, which relate to professional fees, severance and other transaction related costs associated with the three acquisitions completed in the current fiscal year. Additionally, we wrote-off $1.0 million of leasehold improvements (a non-cash charge) due to the aforementioned relocation of our New York based BluePrint manufacturing facility. Finally, we incurred $1.1 million of severance charges associated with that relocation as well as for the outsourcing of our natural channel merchandising function.

We incurred acquisition, restructuring and integration related expenses totaling $6.8 million in the three months ended March 31, 2014, which was primarily related to professional fees associated with the acquisition of Tilda.

Operating Income

Operating income for the three months ended March 31, 2015 was $60.2 million, a decrease of $3.4 million, or 5.4%, from $63.6 million in the three months ended March 31, 2014. Operating income as a percentage of net sales was 9.1% in the second quarter of fiscal 2015 compared with 11.4% in the third quarter of fiscal 2014. The change in operating income as a percentage of net sales resulted from the items described above, including the $5.5 million non-cash partial impairment charge.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $8.6 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively. Net interest expense totaled $6.0 million in the third quarter of fiscal 2015, a decrease of $0.1 million from the prior year period, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our Credit Agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Interest expense changed as a result of higher average borrowings under our Credit Agreement, the proceeds of which were used to fund the certain recent acquisitions, offset by a lower average interest rate under our Credit Agreement which was amended in December 2014. Net other expenses were $2.6 million for the three months ended March 31, 2015 as compared to $0.1 million for the three months ending March 31, 2014. Included in the current period net other expenses is a $2.9 million non-cash gain on the Company’s pre-existing ownership interest in Empire, which was offset by $8.5 million of net unrealized foreign currency losses primarily associated with the remeasurement of foreign currency denominated intercompany balances and a realized foreign currency gain of $3.4 million associated with the repayment of the Tilda Vendor Loan Note.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended March 31, 2015 and 2014 was $51.6 million and $57.7 million, respectively. The change was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $18.1 million in the three months ended March 31, 2015 compared to $19.7 million in the prior year quarter.

Our effective income tax rate from continuing operations was 35.2% and 34.2% of pre-tax income for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate for the three months ended March 31, 2015 was higher than the prior year period as a result of a higher portion of the Company’s taxable income being recorded in the United States. This change in mix of taxable income is due in part to our recent domestic acquisitions of HPPC and Empire and the associated higher domestic tax rate, and in addition, due to increased expenses in the United Kingdom related to certain integration and factory start and ramp-up activities. The effective income tax rate for the three months ended March 31, 2015 reflects a year-to-date adjustment of the Company’s income tax expense recorded in the current quarter. Such adjustment was based on the change in estimated taxable income by jurisdiction for the full fiscal year as compared to the prior quarter estimates.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees

Our equity in the net income from our joint venture investments for the three months ended March 31, 2015 was a loss of $13.0 thousand compared to income of $83.0 thousand for the three months ended March 31, 2014. HPPC earnings are reflected in operating income for the three months ended March 31, 2015 rather than as equity earnings for the three months ended March 31, 2014, which accounts for the decrease in equity earnings (see Notes 1 and 4).

Income From Continuing Operations

Income from continuing operations for the three months ended March 31, 2015 and 2014 was $33.4 million and $38.0 million, or $0.32 and $0.37 per diluted share, respectively. The change was attributable to the factors noted above.

Discontinued Operations

Our loss from discontinued operations for the three months ended March 31, 2014 was $2.8 million, which relates to the loss on the sale of the Company’s Grains Noirs business in Europe, which was completed on February 6, 2014. The results of Grains Noirs’ operations were not material to the Company’s consolidated financial statements.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 3/31/15	$343,728	$178,068	$83,192	$57,751	$—	$662,739
Net sales - Three months ended 3/31/14	$319,471	$176,939	$—	$61,010	$—	$557,420
% change	7.6%	0.6%		(5.3)%		18.9%

Operating income - Three months ended 3/31/15	$55,851	$11,760	$4,970	$4,412	$(16,799)	$60,194
Operating income - Three months ended 3/31/14	$56,702	$18,366	$—	$5,100	$(16,539)	$63,629
% change	(1.5)%	(36.0)%		(13.5)%		(5.4)%

Operating income margin - Three months ended 3/31/15	16.2%	6.6%	6.0%	7.6%		9.1%
Operating income margin - Three months ended 3/31/14	17.7%	10.4%		8.4%		11.4%

(1)
Includes $4,263 and $6,882 of acquisition related expenses, restructuring and integration charges for the three months ended March 31, 2015 and 2014, respectively. A non-cash impairment charge of $5,510 for the three and nine months ended March 31, 2015 related to an indefinite-lived intangible asset in the United Kingdom segment is also included in Corporate and other.

Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. The United States, the United Kingdom and Hain Pure Protein are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

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

Our net sales in the United States for the three months ended March 31, 2015 were $343.7 million, an increase of $24.3 million, or 7.6%, from net sales of $319.5 million for the three months ended March 31, 2014. The sales increase was principally due to the impact of our prior year acquisition of Rudi’s, which accounted for $16.8 million of net sales in the current quarter and including the growth of this brand under our ownership. Additionally, our sales increased due to the volume of our products sold as a result of increased consumption and expanded distribution. We experienced volume growth in many of our brands, including Sensible Portions, Ella’s Kitchen, The Greek Gods, Terra, Hain Pure Foods, DeBoles, Jason and Avalon Organics. Selling prices charged to customers increased from the prior year for certain products where input costs increased, however such price increases did not have a material impact on our total net sales increase in the United States. Additionally, foreign currency changes resulted in a reduction of net sales of $1.8 million as compared to the prior year due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. Operating income in the United States in the three months ended March 31, 2015 was $55.9 million, a decrease of $0.9 million from operating income of $56.7 million in the three months ended March 31, 2014. Operating income was negatively impacted by charges totaling $3.7 million related to additional factory expenses associated with bringing our nut butter production facility back to full operations after the previously mentioned nut butter recall, as well as expenses associated with the restructuring and relocation of our New York based BluePrint manufacturing facility and the outsourcing of our natural channel merchandising function. Additionally, product mix and increased trade spend activities impacted operating income.

Our net sales in the United Kingdom in the three months ended March 31, 2015 were $178.1 million, an increase of $1.1 million, or 0.6%, from net sales of $176.9 million in the three months ended March 31, 2014. Foreign currency exchange rates resulted in decreased net sales of $15.5 million over the prior year quarter. Operating income in the United Kingdom in the three months ended March 31, 2015 was $11.8 million, a decrease of $6.6 million, from $18.4 million in the three months ended March 31, 2014. The decrease in operating income was due to factory start and ramp-up costs for our chilled desserts facility in the current quarter totaling $2.6 million and integration costs associated with Tilda totaling $1.0 million. Product mix and increased trade spend activities also impacted operating income. In addition, foreign currency exchange rates impacted our operating income by $1.5 million. Due to a fire that occurred at our Tilda rice milling facility in the second quarter, we are temporarily using co-packers, which has affected the timing and amount of product available to be sold. We are insured for the costs incurred as a result of the fire and a portion of the milling facility is currently functional, with the remaining milling lines expected to be functional by the end of the 2015 calendar year.

Our net sales in the Hain Pure Protein segment were $83.2 million in the three months ended March 31, 2015. The remaining 51.3% of HPPC that was not previously owned was acquired on July 17, 2014, and the remaining 81% of Empire that was not previously owned was acquired on March 4, 2015. Hain Pure Protein’s operating income for the three months ended March 31, 2015 was $5.0 million.

Our net sales in the Rest of World were $57.8 million in the three months ended March 31, 2015, a decrease of $3.3 million, or 5.3%, for the three months ended March 31, 2014. The change was primarily the result of unfavorable Canadian Dollar and Euro exchange rates that resulted in decreased net sales upon translation of $9.0 million over the prior year quarter. In Canada, we completed the acquisition of Belvedere International, Inc., (“Belvedere”) in February 2015 which only resulted in a nominal amount of net sales in the current quarter due to the timing of the acquisition. In Europe, net sales also changed due to a shift in the responsibilities for certain non-dairy beverage business from the management of the Europe segment to the United Kingdom segment, which lowered Europe’s net sales by approximately $2.2 million. Additionally, during fiscal 2014, we disposed of the Grains Noirs business and a private label non-dairy beverage business was discontinued. Operating income in local currency increased as demand for our products in both Canada and Europe remains strong and we continue to leverage our existing expense base.

Comparison of Nine Months Ended March 31, 2015 to Nine Months Ended March 31, 2014

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2015 and 2014 (amounts in thousands, other than percentages which may not add due to rounding):

	Nine Months Ended
	March 31, 2015		March 31, 2014
Net sales	$1,990,379	100.0%	$1,569,783	100.0%
Cost of sales	1,539,459	77.3%	1,154,790	73.6%
Gross profit	450,920	22.7%	414,993	26.4%
				—
Selling, general and administrative expenses	262,613	13.2%	227,092	14.5%
Amortization/impairment of acquired intangibles	19,001	1.0%	11,248	0.7%
Acquisition related expenses, restructuring and integration charges	6,273	0.3%	8,939	0.6%
Operating income	163,033	8.2%	167,714	10.7%
Interest and other expenses, net	21,380	1.1%	15,839	1.0%
Income before income taxes and equity in earnings of equity-method investees	141,653	7.1%	151,875	9.7%
Provision for income taxes	45,144	2.3%	48,247	3.1%
Equity in net (income) of equity-method investees	(315)	—%	(2,128)	(0.1)%
Income from continuing operations	96,824	4.9%	105,756	6.7%
Discontinued operations	—	—%	(1,629)	(0.1)%
Net income	$96,824	4.9%	$104,127	6.6%

Net Sales

Net sales for the nine months ended March 31, 2015 were $1.99 billion, an increase of $420.6 million, or 26.8%, from net sales of $1.57 billion for the nine months ended March 31, 2014.

The sales increase resulted from the acquisitions of Empire in March 2015, HPPC in July 2014 and Rudi’s in April 2014, which collectively accounted for approximately $290 million for the nine months ended March 31, 2015, which includes the brands’ growth under our ownership. Additionally, the acquisition of Tilda was completed in January 2014, which resulted in additional net sales of approximately $95 million during the current nine month period, as Tilda was only included in our consolidated results for three months in the prior year period. Foreign exchange rates unfavorably impacted net sales during the period by approximately $26 million, the majority of which occurred during the third quarter. In addition, sales were impacted by $15.8 million of sales returns in the current period related to our voluntary recall of certain nut butters. Refer to the Segment Results section for additional discussion.

Gross Profit

Gross profit for the nine months ended March 31, 2015 was $450.9 million, an increase of $35.9 million, or 8.7%, from the prior year period. The increase in gross profit resulted from sales from the aforementioned acquisitions, which was offset partially by $32.3 million in pre-tax charges related to our voluntary recall of certain nut butters. Such charges in the current period included the aforementioned sales returns and $11.6 million of inventory reserves and other cost of goods sold charges, which collectively negatively impacted gross margin by approximately 120 basis points. Additionally, we incurred incremental costs totaling $8.4 million associated with the start and ramp-up of certain lines in our chilled desserts factory in the United Kingdom, whereas the incremental costs in the prior year period totaled $2.1 million, which amount in the prior year period also included start-up costs of new lines at the Company’s soup manufacturing facility. In Europe, we incurred charges totaling $1.9 million related to a non-dairy beverage withdrawal. In addition, we experienced higher input costs, offset partially by productivity initiatives and price increases. Finally, gross margin was impacted by our recent acquisitions and the mix of our products sold. Tilda operates at higher margins than the other businesses in the United Kingdom segment and the Hain Pure Protein segment operates at lower margins than the Company’s other segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $262.6 million, an increase of $35.5 million, or 15.6%, in the nine months ended March 31, 2015 from $227.1 million in last year’s period. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. In addition, we recorded $4.9 million of charges for consumer refunds and other administrative costs associated with the nut butter recall. Selling, general and administrative expenses as a percentage of net sales was 13.2% in the nine months ended March 31, 2015 and 14.5% in the prior year period, a decrease of 130 basis points primarily attributable to achieving additional operating leverage on our infrastructure as a result of higher sales volume and the impact of the Hain Pure Protein segment which has a lower selling, general and administrative expense base than the other businesses.

Amortization/Impairment of Acquired Intangibles

Amortization/impairment of acquired intangibles was $19.0 million, an increase of $7.8 million, in the nine months ended March 31, 2015 from $11.2 million in the prior year period. The increase was primarily due to a non-cash partial impairment charge of $5.5 million related to one of our United Kingdom indefinite-lived intangible assets (our New Covent Garden Soup Co.® tradename), and to a lesser extent, due to intangibles acquired as a result of the Company’s recent acquisitions.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses aggregating $6.3 million in the nine months ended March 31, 2015, which relate to professional fees, severance and other transaction related costs associated with the three acquisitions completed in the current fiscal year. Additionally, we wrote-off $1.0 million of leasehold improvements (a non-cash charge) due to the aforementioned relocation of our New York based BluePrint manufacturing facility. Finally, we incurred $1.1 million of severance charges associated with that relocation as well as for the outsourcing of our natural channel merchandising function.

We incurred acquisition, restructuring and integration related expenses aggregating $8.9 million in the nine months ended March 31, 2014, which are primarily related to professional fees associated with our recently completed acquisitions as well as charges related to the ongoing restructuring and integration activities of certain functions in the United Kingdom and Europe, and to a lesser extent in the United States. These expenses were offset by a net reduction in expense of $1.9 million related to the adjustment of the carrying value of our liability for contingent consideration related to previously completed acquisitions.

Operating Income

Operating income for the nine months ended March 31, 2015 was $163.0 million, a decrease of $4.7 million, or 2.8%, from $167.7 million in the nine months ended March 31, 2014. Operating income as a percentage of net sales was 8.2% for the nine months ended March 31, 2015 compared with 10.7% for the comparable period of fiscal 2014. The decrease in operating income resulted primarily from our voluntary recall of certain nut butters which negatively impacted operating income by approximately $32.3 million and operating income as a percentage of net sales by approximately 150 basis points, and to a lesser extent, the other items described above.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $21.4 million and $15.8 million for the nine months ended March 31, 2015 and 2014, respectively. Net interest expense totaled $18.8 million for the first nine months of fiscal 2015, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our Credit Agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in the nine months ended March 31, 2014 was $17.3 million. The increase in interest expense primarily resulted from higher average borrowings under our Credit Agreement, the proceeds of which were used to fund the prior year acquisitions of Tilda and Rudi’s. This was partially offset by a lower average interest rate starting in December 2014 when we amended our Credit Agreement. Net other expenses was $2.6 million for the nine months ended March 31, 2015 as compared to a reduction of expense of $1.5 million for the nine months ending March 31, 2014. Included in the current period net other expenses is a gain of $8.3 million on the Company’s pre-existing ownership interests in HPPC and Empire, which was offset by foreign currency gains and losses primarily for net unrealized foreign currency losses associated with the remeasurement of foreign currency denominated intercompany balances. In the prior period, the net reduction in expense was primarily related to the remeasurement of foreign currency denominated intercompany balances.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the nine months ended March 31, 2015 and 2014 was $141.7 million and $151.9 million, respectively. The change was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $45.1 million in the nine months ended March 31, 2015 compared to $48.2 million in the prior year period.

Our effective income tax rate from continuing operations was 31.9% and 31.8% for the nine months ended March 31, 2015 and 2014, respectively. The effective tax rate for the nine months ended March 31, 2015 was favorably impacted by the non-taxable gains recorded on the pre-existing ownership interests in HPPC and Empire of $8.3 million. This was offset by the change in the mix of income by jurisdiction. The effective tax rate for the nine months ended March 31, 2014 was impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. Such reduction resulted in a decrease of the carrying value of net deferred tax liabilities of $3.8 million which favorably impacted the effective tax rate. This amount in the prior year period was partially offset by an increase in the reserve for unrecognized tax benefits of $0.6 million relating to an additional liability associated with an IRS audit that has since been completed.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees

Our equity in the net income from our joint venture investments for the nine months ended March 31, 2015 was $0.3 million compared to $2.1 million for the nine months ended March 31, 2014. HPPC earnings are reflected in operating income for the nine months ended March 31, 2015 rather than as equity earnings for the nine months ended March 31, 2014, which accounts for the decrease in equity earnings (see Notes 1 and 4).

Income From Continuing Operations

Income from continuing operations for the nine months ended March 31, 2015 and 2014 was $96.8 million and $105.8 million, or $0.94 and $1.07 per diluted share, respectively. The change was attributable to the factors noted above.

Discontinued Operations

Our loss from discontinued operations for the nine months ended March 31, 2015 was $1.6 million, which relates to a $2.8 million loss on the sale of the Grains Noirs business in Europe in February 2014, offset partially by a gain of $1.1 million related to the finalization of a working capital adjustment on the sale of the private-label chilled ready meals business in the United Kingdom, which was completed in fiscal 2013.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the nine months ended March 31, 2015 and 2014:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and other (1)	Consolidated
Net sales - Nine months ended 3/31/15	$1,034,612	$551,144	$240,078	$164,545	$—	$1,990,379
Net sales - Nine months ended 3/31/14	$959,191	$436,985	$—	$173,607	$—	$1,569,783
% change	7.9%	26.1%		(5.2)%		26.8%

Operating income - Nine months ended 3/31/15	$141,031	$29,618	$16,505	$10,660	$(34,781)	$163,033
Operating income - Nine months ended 3/31/14	$159,578	$32,278	$—	$11,544	$(35,686)	$167,714
% change	(11.6)%	(8.2)%		(7.7)%		(2.8)%

Operating income margin - Nine months ended 3/31/15	13.6%	5.4%	6.9%	6.5%		8.2%
Operating income margin - Nine months ended 3/31/14	16.6%	7.4%		6.6%		10.7%

(1)
Includes $5,925 and $9,885 of acquisition related expenses, restructuring and integration charges for the nine months ended March 31, 2015 and 2014, respectively. Corporate and other also includes expense of $280 for contingent consideration adjustments for the nine months ended March 31, 2015. Corporate and other also includes expense of $280 and a net reduction of expense of $1,936 for contingent consideration adjustments for the nine months ended March 31, 2015 and 2014, respectively. A non-cash impairment charge of $5,510 for the three and nine months ended March 31, 2015 related to an indefinite-lived intangible asset in the the United Kingdom segment is also included in Corporate and other.

Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. The United States, the United Kingdom and Hain Pure Protein are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

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

Our net sales in the United States for the nine months ended March 31, 2015 were $1.03 billion, an increase of $75.4 million, or 7.9%, from net sales of $959.2 million for the nine months ended March 31, 2014. Net sales were negatively impacted by $15.8 million of sales returns in the nine months ended March 31, 2015 related to our voluntary recall of certain nut butters and further impacted by the associated interruption in production and shipping of products which resulted in lower net sales in the current period of $19.6 million as compared to the prior year period. The sales increase was principally due to the impact of our prior year acquisition of Rudi’s, which accounted for $50.3 million of net sales in the current period and including the growth of this brand under our ownership. Additionally, our sales increased due to the volume of our products sold as a result of increased consumption and expanded distribution. We experienced volume growth in many of our brands, including Sensible Portions, The Greek Gods, Terra, Ella’s Kitchen and Jason. Selling prices charged to customers increased from the prior year for certain products where input costs increased, however such price increases did not have a material impact on our total net sales increase in the United States. Operating income in the United States in the nine months ended March 31, 2015 was $141.0 million, a decrease of $18.5 million from operating income of $159.6 million in the nine months ended March 31, 2014. Operating income was negatively impacted by charges totaling $32.3 million for the nut butter recall including additional factory expenses associated with bringing our nut butter production facility back to full operations, as well as $3.0 million of expenses associated with the restructuring and relocation of our New York based BluePrint manufacturing facility and the outsourcing of our natural channel merchandising function. These charges impacted operating income percentage by approximately 310 basis points.

Our net sales in the United Kingdom in the nine months ended March 31, 2015 were $551.1 million, an increase of $114.2 million, or 26.1%, from net sales of $437.0 million in the nine months ended March 31, 2014. The sales increase was primarily a result of the acquisition of Tilda in January 2014, which accounts for approximately $95 million of the increase. Foreign currency exchange rates resulted in decreased net sales of $10.4 million as compared to the prior year period. Operating income in the United Kingdom in the nine months ended March 31, 2015 was $29.6 million, a decrease of $2.7 million, from $32.3 million in the nine months ended March 31, 2014. The change in operating income was due to incremental costs totaling $8.4 million associated with start and ramp-up activities in our chilled desserts factory in the United Kingdom, whereas the incremental costs in the prior year period totaled $2.1 million, which amount in the prior year period also included start-up costs of new lines at the Company’s soup manufacturing facility. Additionally, during the current period, there was a fire at our Tilda milling facility that required us to temporarily use co-packers, which has affected the timing and amount of product available to be sold. We are insured for the costs incurred as a result of the fire and a portion of the milling facility is currently functional, with the remaining milling lines expected to be functional by the end of the 2015 calendar year.

Our net sales in the Hain Pure Protein segment were $240.1 million in the nine months ended March 31, 2015. The remaining 51.3% of HPPC that was not previously owned was acquired on July 17, 2014, and the remaining 81% of Empire that was not previously owned was acquired on March 4, 2015. Hain Pure Protein’s operating income for the nine months ended March 31, 2015 was $16.5 million.

Our net sales in the Rest of World were $164.5 million in the nine months ended March 31, 2015, a decrease of $9.1 million, or 5.2%, for the nine months ended March 31, 2014. The change was primarily the result of unfavorable Canadian Dollar and Euro exchange rates that resulted in decreased net sales upon translation of $15.1 million over the prior year quarter. In Canada, we completed the acquisition of Belvedere International, Inc., (“Belvedere”) in February which only resulted in a nominal amount of net sales in the current quarter due to the timing of the acquisition. In Europe, net sales also changed due to a shift in the responsibilities for certain non-dairy beverage business from the management of the Europe segment to the United Kingdom segment, which lowered Europe’s net sales by approximately $6.5 million. Additionally, during fiscal 2014, we disposed of the Grains Noirs business and a private label non-dairy beverage business was discontinued. Operating income in local currency, excluding the impact of the non-dairy beverage withdrawal, increased as demand for our products in both Canada and Europe remains strong and we continue to leverage our existing expense base.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance decreased $23.4 million at March 31, 2015 to $100.3 million. Our working capital was $538.2 million at March 31, 2015, an increase of $158.8 million from $379.4 million at the end of fiscal 2014. The increase was due principally to a $49.6 million increase in accounts receivable, a $49.7 million increase in inventories and a $66.2 million decrease in short-term borrowings. The increases in accounts receivable and inventory were primarily the result of our fiscal 2015 acquisitions as well as additional investments we have made in inventory to support the demand for our products. Short-term borrowings have decreased from the end of fiscal 2014 due to the timing of rice purchases at Tilda and the repayment of the Vendor Loan Note in the current period associated with the prior year acquisition of Tilda.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. With the current exception of Canada, it is the Company’s current intent to indefinitely reinvest its foreign earnings outside the United States. As of March 31, 2015, approximately 61% ($61.3 million) of the total cash balance is held outside of the United States and Canada. Although a portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2015, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,
(amounts in thousands)	2015	2014
Cash flows provided by (used in):
Operating activities	$70,169	$122,281
Investing activities	(137,540)	(143,984)
Financing activities	55,049	80,610
Exchange rate changes	(11,104)	1,252
Net (decrease) increase in cash	$(23,426)	$60,159

Net cash provided by operating activities was $70.2 million for the nine months ended March 31, 2015, compared to $122.3 million in the nine months ended March 31, 2014. The decrease in cash provided by operations of $52.5 million primarily resulted from $32.3 million in pre-tax charges due to the voluntary nut butter recall, working capital requirements on a higher sales base and increased inventory investment.

In the nine months ended March 31, 2015, we used $137.5 million of cash in investing activities. We used $104.4 million, net, of cash in connection with our acquisitions, which was principally associated with the acquisitions of HPPC, Empire and Belvedere, and $36.3 million for capital expenditures as discussed further below. We used cash in investing activities of $144.0 million during the nine months ended March 31, 2014, which was principally for the acquisition of Tilda and capital expenditures, offset partially by repayments of borrowings from HPPC when it was an equity-method investment.

Net cash of $55.0 million was provided by financing activities for the nine months ended March 31, 2015. We had proceeds from exercises of stock options of $18.6 million and related excess tax benefits of $25.7 million in the current period. We also had net borrowings of $82.0 million under our Credit Agreement, which was primarily used to fund the acquisition of Empire as well as subsequently repay HPPC’s acquired borrowings. We had net short-term borrowing repayments of $50.1 million, which were principally related to the timing of rice purchases and related borrowings at Tilda as well as the repayment of the Vendor Loan Note in the current period. In addition, we paid $18.0 million during the period for stock repurchases to satisfy employee payroll tax withholdings. During the nine months ended March 31, 2014, net cash of $80.6 million was provided by financing activities which was primarily related to borrowings under our Credit Agreement used to fund the acquisition of Tilda.

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

	Nine Months Ended March 31,
(amounts in thousands)	2015	2014
Cash flow provided by operating activities	$70,169	$122,281
Purchase of property, plant and equipment	(36,312)	(30,724)
Operating free cash flow	$33,857	$91,557

Our operating free cash flow was $33.9 million for the nine months ended March 31, 2015, a decrease of $57.7 million from the nine months ended March 31, 2014. The decrease in operating free cash flow primarily resulted from $32.3 million in pre-tax charges due to the voluntary nut butter recall, working capital requirements on a higher sales base and increased inventory investment. Our recent capital expenditures principally relate to the expansion of our production facilities in the United Kingdom to accommodate new products and increased volume, such as chilled desserts, spreads and ready-to-heat rice products, and capital improvements in our Hain Pure Protein segment and other facilities in the United States to accommodate demand and increase productivity, including the relocation of one of our BluePrint cold-pressed juice facilities from New York to Pennsylvania. We expect that our capital spending for the current fiscal year will be approximately $45 million, which will include continued improvement and expansion of certain of our current manufacturing facilities.

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of March 31 and June 30, 2014, $150.0 million of the senior notes was outstanding. We currently intend to refinance these borrowings on or before the maturity date and therefore are reviewing our financing alternatives.

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1 billion revolving credit facility (the “Credit Agreement”) which may be increased by an additional uncommitted $350 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of March 31, 2015 and June 30, 2014, there were $692.4 million and $614.5 million of borrowings outstanding, respectively, under the Credit Agreement.

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

We believe that our cash on hand of $100.3 million at March 31, 2015, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2015 capital expenditures of approximately $45 million, and the other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We completed our fiscal 2014 annual impairment testing of goodwill and our trade names as of April 1, 2014. The analysis and assessment of these assets indicated that no impairment was required as either the fair values equaled or exceeded the recorded carrying values (for our indefinite-lived intangible assets and certain reporting units), or our qualitative assessment resulted in a determination that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount (for certain of our reporting units). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The estimated fair value of our Europe reporting unit exceeded its carrying value by approximately 10%. This reporting unit represented approximately 1% of our goodwill balance as of March 31, 2015.

During the three months ended March 31, 2015, the Company recorded a non-cash partial impairment charge of $5.5 million related to an indefinite-lived intangible asset in the the United Kingdom segment. There were no other impairment charges recorded during fiscal 2014 or 2015.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months.

Historically, excluding any timing impact of acquired businesses within a fiscal year, net sales in the second fiscal quarter are the highest, and the Company’s earnings are the lowest in the first fiscal quarter and relatively consistent, but not equal, in the second, third and fourth fiscal quarters. Net sales and earnings for a fiscal year have been, and will be, impacted by the timing of any acquisitions we complete. We anticipate that quarterly seasonality is likely to continue and may change from historical trends as our recent acquisitions have an increased seasonal aspect surrounding certain religious and other holidays. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year.

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

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “continue,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “seek,” “may,” “potential,” “can,” “positioned,” “should,” “could,” “future,” “look forward” and similar expressions, or the negative of those expressions, may identify forward-looking statements. These forward-looking statements include the Company's beliefs or expectations relating to: (i) our intention to grow organically as well as through acquisitions; (ii) increased distribution of our brands; (iii) the integration of our brands and the resulting impact thereof; (iv) the introduction of new products and the elimination of products and/or brands that do not meet profitability standards or are not in line with overall strategy; (v) our long term strategy for sustainable growth; (vi) the economic environment; (vii) our support of increased consumer consumption; (viii) sourcing and procurement initiatives; (ix) measures taken to address challenging economic and political conditions; (x) higher input costs and the Company’s response thereto; (xi) the integration of acquisitions and the opportunities for growth related thereto; (xii) nut butter recall expenses; (xiii) our tax rate; (xiv) the repatriation of foreign cash balances; (xv) our cash and cash equivalent investments having no significant exposure to interest rate risk; (xvi) our expectations regarding our capital spending for fiscal year 2015; (xvii) our sources of liquidity being adequate to fund our anticipated operating and cash requirements for fiscal year 2015; (xviii) goodwill and intangible assets; (xix) seasonality; (xx) inflation and the Company’s response thereto; (xxi) legal proceedings, claims and disputes; and (xxii) foreign currency risks. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•	our ability to effectively integrate our acquisitions;

•	our ability to successfully consummate any proposed divestitures;

•	the effects on our results of operations from the impacts of foreign exchange;

•	competition;

•	the success and cost of introducing new products as well as our ability to increase prices on existing products;

•	availability and retention of key personnel;

•	our reliance on third party distributors, manufacturers and suppliers;

•	our ability to maintain existing customers and secure and integrate new customers;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	risks associated with international sales and operations;

•	changes in fuel, raw material and commodity costs;

•	ability to offset input cost increases;

•	changes in, or the failure to comply with, government laws and regulations;

•	the availability of organic and natural ingredients;

•	the loss of one or more of our manufacturing facilities, independent co-packers or distribution centers;

•	our ability to manage our supply chain effectively;

•	our ability to use our trademarks;

•	reputational damage;

•	product liability;

•	outbreaks of diseases or other food-borne illnesses;

•	product recall or market withdrawal;

•	seasonality;

•	litigation;

•	the Company's reliance on its information technology systems; and

•	the other risk factors described in Item 1A below and in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no significant changes in market risk for the three months ended March 31, 2015 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 except as follows.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies. During the nine months ended March 31, 2015, approximately 40% of our consolidated net sales were generated from sales at our subsidiaries with non-United States Dollar functional currencies. The revenues, along with related expenses and capital purchases, of such subsidiaries are conducted in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would decrease by approximately $38 million and $2.5 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. dollar in the nine months ended March 31, 2015. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Income decreased $167.1 million during the nine months ended March 31, 2015.

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material updates to the Legal Proceedings previously disclosed in our quarterly report on Form 10-Q for the quarterly period ended December 31, 2014.

Item 1A.    Risk Factors

We have disclosed the risk factors affecting our business, results of operations and financial condition in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no material changes from the risk factors previously disclosed, other than disclosed below.

Outbreaks of avian disease, such as avian influenza, or other food-borne illnesses, could adversely affect our results of operations.

Demand for our poultry products can be adversely impacted by outbreaks of avian diseases, including avian influenza, or other food-borne illnesses, such as E.coli or salmonella, which can have a significant impact on our financial results.  We take reasonable precautions to ensure that our poultry flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. Nevertheless, outbreaks of diseases and other food-borne illnesses, which may be beyond our control, could significantly affect demand for and price of our poultry products, consumer perceptions of certain of our poultry products, the availability of poults for purchase by us and our ability to conduct our Hain Pure Protein segment.  Moreover, an outbreak of disease could have a significant effect on the poults or poultry flocks we own by requiring us to, among other things, destroy any affected poults or poultry flocks.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
January 2015	—	$—	—	—
February 2015 (1)	97,518	59.48	—	—
March 2015 (2)	86	63.17	—	—
Total	97,604	$59.48	—	—

On December 29, 2014, we effected a two-for-one stock split of our common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split.

(1)	Shares repurchased to cover cost of a stock option exercise.

(2)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

See Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	May 11, 2015	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	May 11, 2015	/s/ Stephen J. Smith
Stephen J. Smith, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.