Form 10-K
period 2015-06-30
HAIN CELESTIAL GROUP INC
filed 2015-08-21
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended June 30, 2015

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File No. 0-22818
___________________________________________
THE HAIN CELESTIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	22-3240619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Marcus Avenue Lake Success, New York	11042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (516) 587-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ® Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.                               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the NASDAQ Global Select Market on December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,841,951,000.

As of August 17, 2015 there were 102,611,244 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

PART I
THE HAIN CELESTIAL GROUP, INC.

Item 1.        Business

Unless otherwise indicated, references in this Annual Report to 2015, 2014, 2013 or “fiscal” 2015, 2014, 2013 or other years refer to our fiscal year ended June 30 of that year and references to 2016 or “fiscal” 2016 refer to our fiscal year ending June 30, 2016.

General

The Hain Celestial Group, Inc. was incorporated in Delaware on May 19, 1993. Our worldwide headquarters office is located at
1111 Marcus Avenue, Lake Success, NY 11042.

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in many organic and natural products categories, with many recognized brands in the various market categories they serve. Our brand names include Almond Dream®, Arrowhead Mills®, Bearitos®, BluePrint®, Celestial Seasonings®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum®, Spectrum Essentials®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy® and Yves Veggie Cuisine®. Our personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Our mission is to be the leading marketer, manufacturer and seller of organic and natural products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. We are committed to growing our Company sustainably while continuing to implement environmentally sound business practices and manufacturing processes.

We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of organic, natural and “better-for-you” products companies or product lines to be a part of our business strategy. During the fiscal year ended June 30, 2015, we acquired Belvedere International, Inc., (“Belvedere”) a leader in health and beauty care products including the Live Clean® brand with approximately 200 baby, body and hair care products as well as several mass market brands sold primarily in Canada. In addition, we had a minority investment in Hain Pure Protein Corporation (“HPPC”) through June 30, 2014. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. On July 17, 2014, we acquired the remaining 51.3% of HPPC that we did not already own at which point HPPC became a wholly-owned subsidiary. Included in the acquisition was HPPC’s 19% interest in EK Holdings, Inc. (“Empire”), which was previously recorded as an investment. On March 4, 2015, HPPC purchased the remaining 81% in Empire that it did not already own, at which point Empire became a wholly owned subsidiary of HPPC and we began to consolidate the results of Empire. See Note 4, Acquisitions, in the Notes to Consolidated Financial Statements.

Our operations are managed in five operating segments. See “Segments,” below.

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

We also have an investment in a joint venture in Hong Kong with Hutchison China MediTech Ltd. (“Chi-Med”), a majority owned subsidiary of CK Hutchison Holdings Limited, a company listed on the Hong Kong Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets. See Note 14, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements.

As of June 30, 2015, we employed a total of 6,307 full-time employees. Of these employees, 232 were in sales and 4,481 in production, with the remaining 1,594 employees in management, legal, finance, marketing, operations and clerical positions.

Products

We primarily sell our organic, natural, and “better-for-you” products in the following categories: grocery; snacks; tea; personal care; and poultry. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production. Our product categories consist of the following:

Grocery

Grocery products include infant formula, infant, toddler and kids foods, diapers and wipes, rice and grain-based products, plant-based beverages and frozen desserts (such as soy, rice, almond and coconut), flour and baking mixes, breads, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, granola bars, cereal bars, canned, chilled fresh, aseptic and instant soups, Greek-style yogurt, chilis, packaged grains, chocolate, nut butters, juices including cold-pressed juice, hot-eating, chilled and frozen desserts, cookies, crackers, gluten-free frozen entrees and bars, frozen pastas and ethnic meals, frozen fruit and vegetables, cut fresh fruit, refrigerated and frozen soy protein meat-alternative products, tofu, seitan and tempeh products, jams, fruit spreads and jelly, honey and marmalade products, as well as other food products. Grocery products accounted for approximately 66% of our consolidated net sales in 2015, 77% in 2014 and 74% in 2013.

Snacks

Our snack products include a variety of potato, root vegetable and other exotic vegetable chips, straws, tortilla chips, whole grain chips, pita chips, puffs and popcorn. Snack products accounted for approximately 11% of our consolidated net sales in 2015, 12% in 2014 and 13% in 2013.

Tea

We are a leading manufacturer and marketer of specialty teas.  We currently offer more than 70 varieties of herbal, green, black, wellness, rooibos and chai tea lattes. Each blend is crafted from the finest herbs, teas, spices and botanicals, and is presented in packaging that features the beautiful imagery and inspiring words for which our brand is known. We also offer a selection of ready-to-drink beverages, including organic kombucha and chai tea lattes. Tea products accounted for approximately 5% of our consolidated net sales in 2015, 5% in 2014 and 6% in 2013.

Personal Care Products

Our personal care products cover a variety of personal care categories including skin, hair and oral care, deodorants, baby care items, acne treatment, body washes and sunscreens. Personal care products accounted for approximately 5% of our consolidated net sales in 2015, 6% in 2014 and 7% in 2013.

Poultry/Protein Products

Our poultry and protein products are manufactured and marketed as antibiotic-free or organic, vegetarian fed and humanely raised, a portion of which are kosher products. A full range of turkey and chicken products are offered for meat, deli, and prepared foods. Poultry products accounted for approximately 13% of our consolidated net sales in 2015. There were no sales of poultry and protein products included in our consolidated net sales for 2014 or 2013 as the businesses in this product category were accounted for under either the equity method or cost method of accounting prior to fiscal 2015.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months. Additionally, with our recent acquisitions of HPPC, Empire and Tilda, our net sales and earnings may further fluctuate based on the timing of holidays throughout the year. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year and our historical seasonality may not be indicative of future quarterly results of operations. For fiscal 2016, we anticipate that our net sales will be the highest in the second fiscal quarter and lowest in the first fiscal quarter, with the third and fourth fiscal quarters being generally similar to one another. However, this may be impacted by the timing of any future acquisitions we complete.

Segments

We principally manage our business by geography and report operating results in five segments: the United States, the United Kingdom, Hain Pure Protein, Canada and Europe. Each operating segment includes the results of operations attributable to its geographic location except that the United States operating segment includes the results of operations of the Ella’s Kitchen brand, which primarily conducts business in the United States and United Kingdom. The United Kingdom operating segment includes the results of operations of Tilda for the United Kingdom, the Middle East and North Africa, Continental Europe, United States and India. We use segment operating income to evaluate segment performance and to allocate resources. We believe this measure is most relevant in order to analyze segment results and trends. Segment operating income excludes certain general corporate expenses (which are a component of selling, general and administrative expenses) and acquisition related expenses, restructuring and integration charges.

For reporting purposes, Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined as “Rest of World.” Net sales for our reportable segments were as follows:

	Fiscal Year ended June 30,
	2015		2014		2013
United States	$1,367,388	51%	$1,282,175	59%	$1,095,867	63%
United Kingdom (a)	735,996	28%	637,454	30%	420,408	24%
Hain Pure Protein	358,582	13%	—	—%	—	—%
Rest of World (a)	226,549	8%	233,982	11%	218,408	13%
Total	$2,688,515	100%	$2,153,611	100%	$1,734,683	100%

(a)
Net sales for the United Kingdom segment for fiscal 2015 include sales of plant-based beverages in the United Kingdom that were previously reported in the Rest of World segment due to a change in the responsibilities for this business.

See Note 1, Business, and Note 18, Segment Information, in the Notes to Consolidated Financial Statements for additional information about our segments.

United States Segment:

The brands sold by the United States segment by category are:

Grocery:

Our grocery products include Almond Dream®, Coconut Dream®, Rice Dream®, Soy Dream® and WestSoy® plant-based beverages and frozen desserts, Arrowhead Mills® flours, mixes and cereals, BluePrint® cold-pressed juice drinks, DeBoles® pasta, DreamTM plant-based yogurt, Earth’s Best® and Ella’s Kitchen® infant formula, infant, toddler and kids foods, diapers and wipes, Ethnic Gourmet® frozen meals, Hain Pure Foods® condiments, Health Valley® granola bars, cereal, cereal bars and canned soups, Imagine® aseptic soups, stocks and gravies, MaraNatha® nut butters, Rudi’s Gluten-Free Bakery and Rudi’s Organic Bakery® breads, buns, bagels, tortillas, and other related items, Spectrum Essentials® nutritional oils, SunSpire® chocolates, The Greek Gods® Greek-style yogurt and kefir, Walnut Acres® juice drinks and pasta sauces, Westbrae® vegetarian products, WestSoy® brand tofu, seitan and tempeh products, and Yves Veggie Cuisine® meat-alternative products.

Snacks:

Our snack food products consist of Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chip products, Sensible Portions® snack products including Garden Veggie Straws®, Garden Veggie Chips, Potato Straws, Apple Straws and Pita Bites® and Bearitos® pita chips and other snacks.

Tea:

Our tea products are marketed under the Celestial Seasonings® brand and include more than 70 varieties of herbal, green, black, wellness, rooibos and chai tea lattes, with well-known names and products such as Sleepytime®, Sleepytime Extra, Lemon Zinger®, Cinnamon Apple Spice and Country Peach Passion®. We also sell a line of ready to drink beverages including organic kombucha and chai tea lattes. Since 2003, we have worked closely with Keurig Green Mountain, Inc. to offer a selection of Celestial

Seasonings® teas in K-Cup® portion packs for the Keurig® Single-Cup Brewing system. (K-Cup® and Keurig® are registered trademarks of Keurig Green Mountain, Inc.)

Personal Care:

Our personal care products include skin, hair and oral care, deodorants and baby care items under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON® and Queen Helene® brands.

Our products are sold throughout the United States and other parts of the world. Our customer base consists principally of specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores. Our products are sold through a combination of direct sales people, brokers and distributors. We believe that our direct sales people combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Food brokers act as agents for us within designated territories, usually on a non-exclusive basis, and receive commissions. A portion of our direct sales force is organized into dedicated teams to serve our significant customers. Additionally, during fiscal 2015, we have begun outsourcing our natural channel merchandising function.

A significant portion of the products marketed by us are sold through independent food distributors. Food distributors purchase products from us for resale to retailers. Because food distributors take title to the products upon purchase, product pricing decisions on sales of our products by the distributors to the retailers are generally made in their sole discretion.

United Kingdom Segment:

In the United Kingdom, our products include frozen and chilled products, including but not limited to soups, fruits and fresh juices, as well as jams, fruit spreads, jellies, honey, marmalades, nut butters, meat-free and plant-based products and premium rice and grain-based products.

The brands sold by our United Kingdom segment include New Covent Garden Soup Co.® chilled soups, Farmhouse Fare® and Lovetub® hot-eating desserts, Johnson’s Juice Co.® fresh juices, Linda McCartney® chilled and frozen meat-free meals, Cully & Sully® chilled soups and ready meals, Hartley’s® jams, fruit spreads and jellies, Sun-Pat® nut butters, Gale’s® honey, Robertson’s® and Frank Cooper’s® marmalades and Tilda® rice and grain-based products. We also provide a comprehensive range of private label and retailer own-label products to many retailers, convenience stores and foodservice providers in the following categories; fresh soup, prepared fruit, fresh juice, fresh smoothies, chilled and frozen desserts, meat-free meals and ambient grocery products. During fiscal 2015, 37% of our net sales in the United Kingdom segment were attributable to private label and retailer own-label products.

Our products are principally sold throughout the United Kingdom, Ireland and other parts of the world. Our customer base consists principally of retailers, convenience stores, foodservice providers, business to business, natural food and ethnic specialty distributors, club stores and wholesalers.

Hain Pure Protein Segment:

Our Hain Pure Protein segment includes a full range of antibiotic-free, hormone-free and organic poultry products, including fresh tray pack, frozen, deli, fully cooked, and gluten-free products sold under the FreeBird®, Plainville Farms®, Empire® and Kosher Valley® brands. A range of private label products is also provided to many customers.

Our products are sold in the United States through a combination of direct sales people, brokers and distributors. Our customer base consists principally of grocery and natural food retailers and certain club stores, as well as food service outlets including fast casual and white tablecloth venues, which feature food that is grown sustainably and without genetically modified organisms.

Canada Segment:

Our major brands sold in Canada by category are:

Grocery:

Our grocery products include Yves Veggie Cuisine® refrigerated and frozen meat-alternative products, Yves vegetables and lentils, Europe’s Best® frozen fruits and vegetables, Earth’s Best® and Ella’s Kitchen® infant and toddler food, Rudi’s Gluten-Free Bakery and Rudi’s Organic Bakery® breads, buns, bagels, tortillas, and other related items, Casbah® packaged grains, MaraNatha® nut butters, Spectrum Essentials® cooking and culinary oils, Imagine® aseptic soups, Health Valley® canned soups and frozen fruit,

Nile Spice® instant soups, Arrowhead Mills® gluten free pasta, The Greek Gods® Greek-style yogurt, Robertson’s® marmalades, BluePrint® cold-pressed juice drinks and Tilda® rice and grain-based products. Our plant-based beverages include Soy Dream®, Rice Dream®, Oat Dream®, Coconut Dream® and Almond Dream® in aseptic format, Rice Dream® in refrigerated format and Rice Dream® and Almond Dream® plant-based frozen desserts.

Tea:

Our tea products are marketed under the Celestial Seasonings® brand and include more than 30 varieties of herbal, green, black, wellness, rooibos and chai tea lattes, with familiar names like Sleepytime®, Lemon Zinger® and Cinnamon Apple Spice.

Snacks:

Our snack food products consist of Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chips and Sensible Portions® Garden Veggie Straws® and Pita Bites®.

Personal Care:

Our personal care products include skin, hair and oral care, deodorants and baby care items under the Avalon Organics®, Alba
Botanica®, JASON® and Live Clean® brands.

Our products are sold throughout Canada. Our customer base consists principally of grocery supermarkets, mass merchandisers, club stores, natural food distributors, personal care distributors, drug store chains, and food service distributors. Our products are sold through our own retail direct sales force. We also utilize third-party brokers who receive commissions and sell to foodservice and club customers. We utilize a third party merchandising team for retail execution. As in the United States, a portion of the products marketed by us are sold through independent distributors.

Europe Segment:

Our major brands sold by the Europe segment include Danival®, Dream®, Joya®, Lima® and Natumi®. The Danival® brand includes organic cooked vegetables, prepared meals, sauces, fruit spreads and desserts. The Lima® brand includes a wide range of 100% organic products such as soy sauce, plant-based beverages and grain cakes, as well as grains, pasta, breakfast cereals, miso, snacks, sweeteners, spreads, soups and condiments. Natumi® and Dream® produce and sell plant-based beverages, including rice, soy, oat and spelt. We also sell our Hartley’s® jams, fruit spreads and jellies, Terra® varieties of root vegetable and potato chips, and Celestial Seasonings® teas in Europe as well. Our Joya® brand, which was acquired on July 24, 2015, includes soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products.

Our products are sold in grocery stores and organic food stores throughout Europe. Our products are sold using our own direct sales force and local distributors.

Customers

Our largest customer, United Natural Foods, Inc., a distributor, accounted for approximately 12%, 13% and 15% of our consolidated net sales for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, which were primarily related to the United States segment. A second customer, Wal-Mart Stores, Inc. and its affiliates Sam’s Club and ASDA, together accounted for approximately 10%, 11% and 10% of our consolidated net sales for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, which were primarily related to the United States and United Kingdom segments. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

Foreign Operations

We sell our products to customers in more than 70 countries. International sales represented approximately 41%, 40% and 37%
of our consolidated net sales in fiscal 2015, 2014 and 2013, respectively.

Marketing

We use a combination of trade and consumer promotions to market our products. We use trade advertising and promotion, including placement fees, cooperative advertising and feature advertising in distribution catalogs. Consumer advertising and sales promotions are also made via social media and other trial use programs. We utilize in-store product demonstrations and sampling in the club store channel. Our investments in consumer spending are aimed at enhancing brand equity and increasing consumption. These consumer spending categories include, but are not limited to, coupons, direct mailing, e-consumer relationship programs and other forms of promotions. During fiscal 2014, a portion of our trade promotional spending in our United States segment strategically shifted from activities classified as selling expenses to activities classified as a reduction of sales, and this trend continued in the first half of fiscal 2015. Additionally, we maintain separate websites for most of our brands. Each website features product information regarding the particular brand.

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

New Product Initiatives Through Research and Development

We consider research and development of new products to be a significant part of our overall philosophy and we are committed to developing innovative, high-quality and safe products that exceed consumer expectations. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients, packaging and technology, and conducts value engineering to maintain competitive price points. We incurred approximately $10.3 million in Company-sponsored research and development activities in 2015, $10.0 million in 2014 and $7.5 million in 2013. In addition to our Company-sponsored research and development activities, our research and development staff works closely with our co-packers and suppliers on a variety of initiatives. The costs incurred by our co-packers and suppliers are not included in the aforementioned expenditures. These efforts have resulted in a substantial number of our new product introductions and product reformulations. We are unable to estimate the investments made by co-packers and suppliers in research and development as much of this work is built into the pricing of such products, however, we believe these activities and expenditures are important to our continuing ability to grow our business.

Production

Manufacturing

During 2015, 2014 and 2013, approximately 61%, 57% and 55%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our United States segment currently operates the following manufacturing facilities:

•
Boulder, Colorado, (four facilities) which produce Celestial Seasonings® specialty teas and kombucha; WestSoy® fresh tofu, seitan and tempeh products; and Rudi’s Organic Bakery® organic breads, buns, bagels, tortillas, wraps and soft pretzels and Rudi’s Gluten-Free Bakery gluten-free products including breads, buns, pizza crusts, tortillas, snack bars and stuffing;

•	Moonachie, New Jersey, which produces Terra® root vegetable and potato chips;

•	Mountville, Pennsylvania, which produces Sensible Portions® snack products;

•	Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients;

•	Shreveport, Louisiana, which produces DeBoles® organic and gluten-free pasta;

•	West Chester, Pennsylvania, which produces Earth’s Best® and Ella’s Kitchen® pouches, BluePrint® cold-pressed juice drinks, Ethnic Gourmet® frozen meals and Rosetto® frozen pastas;

•	Ashland, Oregon, which produces Arrowhead Mills® and MaraNatha® nut butters;

•	Culver City, California, which produces Alba Botanica®, Avalon Organics®, JASON® and Earth’s Best® personal care products; and

•	Hawthorne, California, which produces BluePrint® cold-pressed juice drinks.

Our United Kingdom segment has the following manufacturing facilities:

•	Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s® and Gale’s®;

•	Rainhaim, England, (two facilities) which produce our classic and ready-to-heat Tilda® rice and grain-based products;

•	Grimsby, England, which produces our New Covent Garden Soup Co.® and Cully & Sully® chilled soups;

•	Peterborough, England, which also produces New Covent Garden Soup Co.® chilled soups;

•	Ashford, England, which produces our Johnsons Juice Co.® fruit juices;

•	Clitheroe, England, which produces our Farmhouse Fare® hot-eating desserts;

•	Leeds, England, which prepares our fresh fruit products;

•	Luton, England, which produces fruit and vegetable meal solutions;

•	Fakenham, England, which produces Linda McCartney® meat-free frozen foods, as well as chilled dessert products; and

•	Larvik, Norway, which produces our GG UniqueFiberTM products.

Our Hain Pure Protein segment has the following manufacturing facilities:

•	Mifflintown, Pennsylvania, which produces Empire® and Kosher Valley® poultry products;

•	New Oxford, Pennsylvania, which produces Plainville Farms® poultry products;

•	Fredericksburg, Pennsylvania (two facilities), which produces FreeBird® poultry products; and

•	Liverpool, New York, which produces prepared poultry and other products.

Our Rest of World segment has the following manufacturing facilities:

•	Vancouver, British Columbia, which produces Yves Veggie Cuisine® meat-alternative products;

•	Mississauga, Ontario, which produces our Live Clean® personal care products;

•	Troisdorf, Germany, which produces Natumi®, Rice Dream®, Lima® and other plant-based beverages;

•	Andiran, France, which produces our Danival® organic food products;

•	Oberwart, Austria, which produces plant-based foods and beverages; and

•	Schwerin, Germany, which produces plant-based foods and beverages.

We own the manufacturing facilities in Moonachie, New Jersey; Boulder, Colorado; Hereford, Texas; Shreveport, Louisiana; West Chester, Pennsylvania; Ashland, Oregon; Mifflintown, Pennsylvania; New Oxford, Pennsylvania; Fredericksburg, Pennsylvania; Liverpool, New York; Vancouver, British Columbia; Andiran, France; Histon, England; Rainham, England; Ashford, England; and Fakenham, England.

Co-Packers

In addition to the products manufactured in our own facilities, independent manufacturers, who are referred to in our industry as co-packers, manufacture many of our products. During 2015, 2014 and 2013, approximately 39%, 43% and 45%, respectively, of our revenue was derived from products manufactured by independent co-packers. Our co-packers are audited regularly by our quality assurance staff and are required to follow our Food Safety & Quality manual detailing standard operating procedures and compliance with Good Manufacturing Practices (GMPs). Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all regulations, including regulations issued under the 2010 U.S. Food Safety and Modernization Act.

Suppliers of Ingredients and Packaging

Our certified organic and natural raw materials as well as our packaging materials are obtained from various suppliers around the world. All of our raw and packaging materials are purchased based upon requirements designed to meet our rigid specifications for food quality and safety and to comply with applicable U.S. and international regulations. The Company works with its suppliers to assure the quality and safety of their ingredients. These assurances are supported by our purchasing contracts and quality assurance specification packets including affidavits, certificates of analysis and analytical testing, where required. Our purchasers visit major suppliers around the world to procure competitively priced, quality ingredients that meet our specifications.

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

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States, Canada, the European Union and a number of other foreign countries and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Alba Botanica®, Arrowhead Mills®, Avalon Organics®, Bearitos®, BluePrint®, Breadshop’s®, Casbah®, Celestial Seasonings®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Earth’s Best TenderCare®, Ella’s Kitchen®, Empire®, Ethnic Gourmet®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, JASON®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Live Clean®, MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Nile Spice®, Plainville Farms®, Queen Helene®, Rice Dream®, Robertson’s®, Rosetto®, Rudi’s Organic Bakery®, Sensible Portions®, Soy Dream®, Spectrum Essentials®, Spectrum Naturals®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres Organic®, Westbrae®, WestSoy® and Yves Veggie Cuisine®. We also have trademarks for most of our best-selling Celestial Seasonings teas, including Country Peach Passion®, Lemon Zinger®, Mandarin Orange Spice®, Raspberry Zinger®, Red Zinger®, Sleepytime®, Tension Tamer® and Wild Berry Zinger®.

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

The majority of our products are certified kosher under the supervision of accredited agencies including The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, The K’hal Adath Jeshurun (“KAJ”), “KOF-K” Kosher Supervision, Star K Kosher Certification and Circle K.

We also work with other non-governmental organizations such as NSF International, which developed the NSF/ANSI 305 Standard for Personal Care Products Containing Organic Ingredients and provides third party certification through QAI for our personal care products in the absence of an established government regulation for these products. In addition, we work with other nongovernmental organizations such as the Gluten Free Intolerance Group, Whole Grain Council and the Non-GMO Project.

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

Item 1A.     Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties. The most significant of these risks include those described below; however, there may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K and in the other documents that we file from time-to-time with the SEC.

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

Our markets are highly competitive.

We operate in highly competitive geographic and product markets. Numerous brands and products compete for limited retailer shelf space, where competition is based on product quality, brand recognition, brand loyalty, price, product innovation, promotional activity, availability and taste among other things. Retailers also market competitive products under their own private labels which are generally sold at lower prices and compete with some of our products.

Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We cannot be certain that we will successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, The WhiteWave Foods Company, Mondelez International, Inc., General Mills, Inc., Groupe Danone, The J.M. Smucker Company, Kellogg Company, The Kraft Heinz Company, Nestle S.A., PepsiCo, Inc. and Unilever, PLC, and conventional personal care products companies, including but not limited to The Procter and Gamble Company, Johnson & Johnson and Colgate-Palmolive, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with other organic and natural packaged food brands and companies, which may be more innovative and able to bring new products to market faster and better able to quickly exploit and serve niche markets. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. As a result of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. As a result, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

Consumer preferences for our products are difficult to predict and may change.

Our business is primarily focused on sales of organic, natural and “better-for-you” products which, if consumer demand for such categories were to decrease, could harm our business. In addition, we have other product categories which are subject to evolving consumer preferences. Consumer demand could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. A significant shift in consumer demand away from our products or our failure to maintain our current market position could reduce our sales or the prestige of our brands in our markets, which could harm our business. While we continue to diversify our product offerings, developing new products entails risks, and we cannot be certain that demand for our products will continue at current levels or increase in the future.

We rely on independent distributors for a substantial portion of our sales.

We rely upon sales made by or through non-affiliated distributors to customers. Distributors purchase directly for their own account for resale. One distributor, United Natural Foods, Inc., which redistributes products to natural foods supermarkets, independent natural retailers and other retailers, accounted for approximately 12%, 13% and 15% of our consolidated net sales for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

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

Our largest customer, United Natural Foods, Inc., a distributor, accounted for approximately 12%, 13% and 15% of our consolidated net sales for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, which were primarily related to the United States segment. A second customer, Wal-Mart Stores, Inc. and its affiliates Sam’s Club and ASDA, together accounted for approximately 10%, 11% and 10% of our consolidated net sales for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, which were primarily related to the United States and United Kingdom segments. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

Our growth is dependent on our ability to introduce new products and improve existing products.

Our growth depends in part on our ability to generate and implement improvements to our existing products and to introduce new products to consumers. The success of our innovation and product improvement effort is affected by our ability to anticipate changes in consumers preferences, the level of funding that can be made available, the technical capability of our research and development staff in developing, formulating and testing product prototypes, including complying with governmental regulations, and the success of our management in introducing the resulting improvements in a timely manner. If we are unsuccessful in implementing product improvements or introducing new products that satisfy the demands of consumers, our business could be harmed.

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

Outbreaks of avian disease, such as avian influenza, or food-borne illnesses, could adversely affect our results of operations.

Demand for our poultry products can be adversely impacted by outbreaks of avian diseases, including avian influenza, or food-borne illnesses, such as E.coli or salmonella, which can have a significant impact on our financial results.  We take reasonable precautions to ensure that our poultry flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. Nevertheless, outbreaks of diseases and food-borne illnesses, which may be beyond our control, could significantly affect demand for and price of our poultry products, consumer perceptions of certain of our poultry products, the availability of poults for purchase by us and our ability to conduct our Hain Pure Protein segment.  Moreover, an outbreak of disease could have a significant effect on the poults or poultry flocks we own by requiring us to, among other things, destroy any affected poults or poultry flocks.

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

The organic ingredients that we use in the production of our products (including, among others, fruits, vegetables, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions (including the potential effects of climate change) can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of organic ingredients or increase the prices of organic ingredients. If our supplies of organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.

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

Our future results of operations may be adversely affected by volatile raw materials, commodity costs and fuel.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs, including fuel. Agricultural commodities and ingredients, including almonds, corn, dairy, fruit and vegetables, oils, rice, soybeans and wheat are the principal inputs used in our products. These items are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions (including the potential effects of climate change), temperature extremes and natural disasters (including floods, droughts, water scarcity, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, natural disasters and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third party providers including, but not limited to, distribution costs for our products and packaging costs. We seek to offset the volatility of such costs with a combination of cost savings initiatives, operating efficiencies and price increases to our customers. However, if we are unable to fully offset the volatility of such costs, our financial results could be adversely affected.

Climate change may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as corn, oats, rice, wheat and various fruits and vegetables. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.

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

Our profit margins also depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carry out SKU rationalization programs from time to time, which may result in the discontinuation of numerous lower-margin or low-turnover SKUs. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, hence impeding our effort to manage our inventory efficiently and thereby increasing our costs.

Interruption in, disruption of or loss of operations at one or more of our manufacturing facilities could harm our business.

For the fiscal years ended June 30, 2015, 2014 and 2013, approximately 61%, 57% and 55%, respectively, of our revenue was derived from products manufactured at our own manufacturing facilities. An interruption in, disruption of or the loss of operations at one or more of these facilities, which may be caused by work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as the interruption of operations is resolved or an alternate source of production could be secured. In addition, if one or more of our manufacturing facilities are running at full capacity and we are unable to keep up with customer demand, we may not be able to fulfill orders on time or at all which could adversely impact our business.

Loss of one or more of our independent co-packers could adversely affect our business.

During fiscal 2015, 2014 and 2013, approximately 39%, 43% and 45%, respectively, of our revenue was derived from products manufactured at independent co-packers. In some cases an individual co-packer may produce all of our requirements for a particular brand. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe there are a limited number of competent, high-quality co-packers in the industry and many of our co-packers produce products for other companies as well. If we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms in a timely manner. Therefore, if we lose or need to change one or more co-packers, experience disruptions or delays at a co-packer, or fail to retain co-packers for newly acquired products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

Disruption of our transportation systems could harm our business.

The success of our business depends, in large part, upon dependable transportation systems and a strong distribution network. A disruption in transportation services could result in an inability to supply materials to our or our co-packers’ facilities, or finished products to our distribution centers or customers. We utilize distribution centers which are managed by third parties. Activity at these distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters or bankruptcy or other financial issues affecting the third party providers. Any extended disruption in the distribution of our products or an increase in the cost of these services could have a material adverse effect on our business.

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

During fiscal 2015, 41% of our consolidated net sales were generated outside the United States, while such sales outside the United States were 40% of net sales in 2014 and 37% in 2013. Sales from outside our United States markets may continue to represent a significant portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•
periodic economic downturns and the instability of governments, including default or deterioration in the credit worthiness of local governments, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties;

•	difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors;

•	compliance with U.S. laws affecting operations outside of the United States, such as OFAC trade sanction regulations and anti-boycott regulations;

•	compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	earthquakes, tsunamis, floods or other major disasters that may limit the supply of products that we purchase abroad;

•	changes in tax laws, interpretation of tax laws, tax audit outcomes and potentially burdensome taxation;

•	fluctuations in currency values, especially in emerging markets;

•	changes in capital controls, including price and currency exchange controls;

•	discriminatory or conflicting fiscal policies;

•	varying abilities to enforce intellectual property and contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	design and implementation of effective control environment processes across our diverse operations and employee base;

•	tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements imposed by governments that might negatively affect our sales;

•	foreign currency exchange and transfer restrictions;

•	increased costs, disruptions in shipping or reduced availability of freight transportation;

•	differing labor standards;

•	difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying regulatory, tax, judicial and administrative practices in the jurisdictions where we operate; and

•	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations.

An impairment in the carrying value of goodwill or other acquired intangible assets could materially and adversely affect our consolidated results of operations and net worth.

As of June 30, 2015, we had approximately $1.78 billion of goodwill and other intangible assets (primarily indefinite-lived intangible assets associated with our brands) on our balance sheet as a result of the acquisitions we have made since our inception. The value of these intangible assets depends on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to these intangibles may be caused by factors outside of our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in market interest rates or lower than expected sales and profit growth rates. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived intangible assets. Impairment analysis and measurement is a process that requires considerable judgment. We determine the fair value of our indefinite-lived intangibles using the relief from royalty method. Significant and unanticipated changes in the value of our reporting units or our indefinite-lived intangible assets could require a charge for impairment in a future period that could substantially affect our consolidated earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth.

Future events may occur that could require future impairment charges. If our common stock price trades below book value per share for a sustained period, if there are changes in market conditions or a future downturn in our business, or if future interim or annual impairment tests indicate an impairment of our goodwill or indefinite-lived intangible assets, we may have to recognize additional non-cash impairment charges which may materially adversely affect our consolidated results of operations and net worth.

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

If our security measures are breached, we may face liability, and public perception of our business could be diminished, which would negatively impact our results of operations.

Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our proprietary business information and systems as well as personally identifiable information of our customers and vendors, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. If an actual or perceived breach of our security occurs directly, or indirectly through our third-party service providers, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or business could be harmed, and we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, and system failures and viruses. Any such damage or interruption could have a material adverse effect on our business.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
United States:
Headquarters office	Lake Success, NY	86,000	2029
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing and distribution (Flours and grains)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods, pouch filling and cold-pressed juice drinks)	West Chester, PA	105,000	Owned
Manufacturing (Snack products)	Moonachie, NJ	75,000	Owned
Manufacturing and distribution center (Snack products)	Mountville, PA	100,000	2017
Manufacturing and distribution (Pasta)	Shreveport, LA	37,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2016
Manufacturing (Meat-alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks, and personal care products)	Ontario, CA	375,000	2015
Manufacturing and distribution (Tea)	Boulder, CO	81,000	2019
Distribution center (Meat-alternatives)	Boulder, CO	45,000	Month to month
Manufacturing and distribution (Breads, buns, and related products)	Boulder, CO	69,000	2020
Manufacturing and distribution (Cold-pressed juice drinks)	Hawthorne, CA	17,000	2016

United Kingdom:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing and offices (Classic rice products)	Rainham, England	80,000	Owned
Manufacturing and offices (Ready-to-heat rice products)	Rainham, England	69,000	Owned
Manufacturing (Fresh prepared fruit products)	Luton, England	97,000	2015
Manufacturing (Hot-eating desserts)	Clitheroe, England	38,000	2026
Manufacturing (Fresh fruit and salads)	Leeds, England	37,000	2022
Manufacturing (Chilled soups)	Grimsby, England	61,000	2029
Manufacturing (Chilled soups)	Peterborough, England	54,000	2020
Manufacturing (Desserts and meat-free frozen products)	Fakenham, England	101,000	Owned
Manufacturing (Juices, smoothies and ingredients)	Ashford, England	53,000	Owned
Manufacturing and distribution (Crackers)	Larvik, Norway	16,000	2019

Hain Pure Protein:
Manufacturing and offices (Protein products)	Fredericksburg, PA	58,000	Owned
Manufacturing and offices (Protein products)	Fredericksburg, PA	60,000	Owned
Distribution and offices (Protein products)	New Oxford, PA	20,000	Owned
Manufacturing and offices (Protein products)	New Oxford, PA	130,000	Owned
Manufacturing and offices (Protein products)	Liverpool, NY	15,000	Owned
Manufacturing, distribution and offices (Kosher protein products)	Mifflintown, PA	240,000	Owned
Manufacturing, distribution and offices (Feed mill)	Sellinsgrove, PA	21,000	Owned
Manufacturing and offices (Poultry hatchery)	Beaver Springs, PA	32,500	Owned

Rest of World:
Manufacturing (Meat-alternatives)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2020
Distribution (Personal care)	Mississauga, ON, Canada	56,000	2016
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2027
Manufacturing and offices (Organic food products)	Andiran, France	39,000	Owned
Distribution (Organic food products)	Nerrac, France	18,000	Owned
Manufacturing and offices (Plant-based foods and beverages)	Oberwart, Austria	108,000	Unlimited
Manufacturing (Plant-based foods and beverages)	Schwerin, Germany	650,000	Owned

We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Europe and other parts of the world.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements. For further information regarding the use of our properties by segments, see Item 1, Business - Production.

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

The consolidated actions sought an award for damages, injunctive relief, costs, expenses and attorneys’ fees. The consolidated lawsuits were certified as a class action by the trial court in November 2014. In July 2015, the Company reached an agreement in principle with the plaintiffs to settle the class action for $7.5 million in addition to the distribution of consumer coupons up to a value of $2.0 million. The Company is currently working to finalize the matter.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Outstanding shares of our Common Stock, par value $.01 per share, are listed on the NASDAQ Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our Common Stock for each fiscal quarter from July 1, 2013 through June 30, 2015.

	Common Stock
	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
First Quarter	$51.99	$40.83	$42.74	$32.38
Second Quarter	$60.45	$48.31	$45.71	$36.17
Third Quarter	$66.35	$51.95	$49.42	$40.01
Fourth Quarter	$68.76	$57.61	$47.68	$41.38

Note: On December 29, 2014, the Company effected a two-for-one stock split of its common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. The reported high and low sales prices for our Common Stock prior to the effective date have been retroactively adjusted to reflect the stock split.

As of August 17, 2015, there were 280 holders of record of our Common Stock.

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

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
April 2015	65	$64.25	—	—
May 2015	225	61.00	—	—
June 2015	916	65.90	—	—
Total	1,206	$64.89	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index and to the S&P Packaged Foods and Meats Index (in which we are included) for the period from June 30, 2010 through June 30, 2015. The comparison assumes $100 invested on June 30, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The Hain Celestial Group, Inc., the S&P 500 Index
and the S&P Packaged Foods & Meats Index

$700
$600
$500
$400
$300
$200
$100
$0
6/10
6/11
6/12
6/13
6/14
6/15
The Hain Celestial Group, Inc.
S&P 500
S&P Packaged Foods & Meats

*$100 invested on 6/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.        Selected Financial Data

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. As described further in Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements, the results of certain businesses have been classified as discontinued operations for all periods presented. Amounts are in thousands except for per share amounts. Additionally, the Company has completed several business combinations in recent years. Refer to Note 4, Acquisitions, in the Notes to Consolidated Financial Statements, for additional information regarding our recent business combinations.

	Fiscal Year ended June 30,
	2015	2014	2013	2012	2011
Operating results:
Net sales	$2,688,515	$2,153,611	$1,734,683	$1,378,247	$1,108,546
Income from continuing operations	$167,896	$141,480	$119,793	$94,214	$58,971
(Loss) from discontinued operations	$—	$(1,629)	$(5,137)	$(14,989)	$(3,989)
Net income	$167,896	$139,851	$114,656	$79,225	$54,982

Basic net income/(loss) per common share (a):
From continuing operations	$1.65	$1.45	$1.30	$1.06	$0.69
From discontinued operations	—	(0.02)	(0.06)	(0.17)	(0.05)
Net income per common share - basic	$1.65	$1.43	$1.24	$0.89	$0.64

Diluted net income/(loss) per common share (a):
From continuing operations	$1.62	$1.42	$1.26	$1.03	$0.66
From discontinued operations	—	(0.02)	(0.05)	(0.16)	(0.04)
Net income per common share - diluted	$1.62	$1.40	$1.21	$0.87	$0.62

Financial position:
Working capital	$570,578	$379,439	$301,042	$245,999	$200,383
Total assets	$3,097,270	$2,965,317	$2,258,494	$1,673,593	$1,333,504
Long-term debt	$812,608	$767,827	$653,464	$390,288	$229,540
Stockholders’ equity	$1,771,687	$1,619,867	$1,201,555	$964,602	$866,703

(a)
On December 29, 2014, the Company effected a two-for-one stock split of its common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All per share information has been retroactively adjusted to reflect the stock split.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2015 Consolidated Financial Statements and the related Notes and Item 1A. Risk Factors contained in this Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below. Operating results for the Company’s private-label chilled ready meals and sandwich businesses, including the Daily Bread TM brand name, in the United Kingdom, are classified as discontinued operations for all periods presented.

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in many organic and natural products categories, with an extensive portfolio of well-known brands. Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. Our long-term business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales people, brokers and distributors. We believe that our direct sales people combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores. We manufacture domestically and internationally and our products are sold in more than 70 countries.

We have acquired numerous brands since our formation and our goal is to continue to grow both organically as well as through the acquisition of complementary brands. We consider the acquisition of organic and natural food and personal care products companies or product lines a part of our business strategy. We also seek to broaden the distribution of our key brands across all sales channels and geographies. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We perform ongoing reviews of our products and categories and have and may continue to eliminate certain products and/or brands that do not meet our standards for profitability or are not in line with our overall strategy. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic and timely introductions of new products that complement and provide innovation to existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthier Way of LifeTM for the benefit of consumers, our customers, shareholders and employees.

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

As a consumer products company, we rely on continued demand for our brands and products. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions and wage and employment levels. In the United States, our use of promotional allowances and programs, expanded distribution and introduction of innovative new products has helped to increase consumer consumption of our brands in recent years. In the United Kingdom, our prior year acquisition of Tilda expands our worldwide product portfolio into the premium Basmati rice category along with other specialty rice products. We plan to grow the Tilda brand further using our existing distribution platform in the United States, Canada and Europe with Basmati and ready-to-heat rice product offerings. Additionally, Tilda’s existing markets in the Middle East, Northern Africa and India provide us with the opportunity for expansion of our global brands into new markets.

Recent Developments

On July 24, 2015, we acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Consideration in the transaction consisted of cash totaling €22.4 million (approximately $24.6 million at the transaction date exchange rate) and 240,207 shares of the Company’s common stock valued at $16.3 million. Also included in the acquisition was the assumption of net debt totaling €15,951. The cash portion of the purchase price was funded with borrowings under our Credit Agreement. The results of Mona will be included in our Europe operating segment for fiscal 2016 beginning as of the date of acquisition.

On March 4, 2015, we acquired the remaining 81% of EK Holdings, Inc. (“Empire”) that we did not already own, at which point Empire became a wholly-owned subsidiary. Empire grows, processes and sells kosher poultry and other products. Consideration in that transaction consisted of cash totaling $57.6 million (net of cash acquired) which included debt that was repaid at closing. The acquisition of Empire was funded with borrowings under the Credit Agreement. Empire is included in the Hain Pure Protein segment.

On February 20, 2015, we acquired Belvedere International, Inc., (“Belvedere”) a leader in health and beauty care products including the Live Clean® brand with approximately 200 baby, body and hair care products as well as several mass market brands sold primarily in Canada and manufactured in a company facility in Mississauga, Ontario, Canada. Consideration in the transaction consisted of cash totaling C$17.5 million ($14.0 million at the transaction date exchange rate), which included debt that was repaid at closing, and was funded with existing cash balances. Additionally, contingent consideration of up to a maximum of C$4.0 million is payable based on the achievement of specified operating results during the two consecutive one-year periods following the closing date. Belvedere is included in our Canada operating segment.

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

On October 25, 2014, there was a fire at our Tilda milling facility that required us to temporarily use co-packers, which has affected the timing and amount of product available to be sold. We are insured for the costs incurred as a result of the fire and a portion of the milling facility is currently functional, with the remaining milling lines expected to be functional by the end of the 2015 calendar year.

On August 19, 2014, we announced a voluntary recall on certain nut butters. In connection with the voluntary recall, we recorded pre-tax costs totaling $34.3 million in fiscal 2015 and previously recorded charges of $6.0 million in the fourth quarter of fiscal 2014. For fiscal 2015 the charges recorded primarily relate to returns of product from customers ($15.8 million) and inventory on-hand and other cost of goods sold charges ($13.6 million), and to a lesser extent consumer refunds and other administrative costs ($4.9 million). The U.S. Food and Drug Administration now considers this recall concluded and the Company does not anticipate any further material charges to be incurred.

On July 17, 2014, we acquired the remaining 51.3% of Hain Pure Protein Corporation (“HPPC”) that we did not already own, at which point HPPC became a wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. Included in the acquisition was HPPC’s 19% interest in Empire. Consideration in the transaction consisted of cash totaling $20.3 million and 462,856 shares of our common stock valued at $19.7 million. The cash consideration paid was funded with existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under the Credit Agreement.

Results of Operations

Comparison of Fiscal Year ended June 30, 2015 to Fiscal Year ended June 30, 2014

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2015 and 2014 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year ended June 30,
	2015		2014
Net sales	$2,688,515	100.0%	$2,153,611	100.0%
Cost of sales	2,069,898	77.0%	1,586,418	73.7%
Gross profit	618,617	23.0%	567,193	26.3%
				—
Selling, general and administrative expenses	348,517	13.0%	311,288	14.5%
Amortization/impairment of acquired intangibles	23,495	0.9%	15,600	0.7%
Acquisition related expenses, restructuring and integration charges, net	8,860	0.3%	12,568	0.6%
Operating income	237,745	8.8%	227,737	10.6%
Interest and other expenses, net	22,455	0.8%	20,143	0.9%
Income before income taxes and equity in earnings of equity-method investees	215,290	8.0%	207,594	9.6%
Provision for income taxes	47,883	1.8%	70,099	3.3%
Equity in net (income) of equity-method investees	(489)	—%	(3,985)	(0.2)%
Income from continuing operations	167,896	6.2%	141,480	6.6%
Discontinued operations	—	—%	(1,629)	(0.1)%
Net income	$167,896	6.2%	$139,851	6.5%

Net Sales

Net sales in fiscal 2015 were $2.69 billion, an increase of $534.9 million, or 24.8%, from net sales of $2.15 billion in fiscal 2014.

The sales increase resulted from the acquisitions of Empire in March 2015, Belvedere in February 2015, and HPPC in July 2014, which collectively accounted for approximately $369.0 million of net sales in fiscal 2015 and includes the acquired business’ growth under our ownership. Additionally, the acquisition of Tilda and Rudi’s, completed in January 2014 and April 2014, respectively, resulted in additional net sales of approximately $144.9 million during fiscal 2015, as Tilda and Rudi’s were only included in our consolidated results for less than six months and two months, respectively, in the prior year. Additionally, our sales increased due to the volume of our products sold as a result of increased consumption and expanded distribution. Foreign exchange rates unfavorably impacted net sales during fiscal 2015 by approximately $55.2 million. In addition, sales were negatively impacted by $15.8 million of sales returns in fiscal 2015 related to our voluntary recall of certain nut butters. Refer to the Segment Results section for additional discussion.

Gross Profit

Gross profit in fiscal 2015 was $618.6 million, an increase of $51.4 million, or 9.1%, from last year’s gross profit of $567.2 million. The increase in gross profit resulted from sales from the aforementioned acquisitions and growth attributable to the increases in the volume of our products sold, which was offset partially by $29.3 million in pre-tax charges related to our voluntary recall of certain nut butters. Such charges in the current fiscal year included the aforementioned $15.8 million sales returns and $13.6 million of inventory write-offs and other cost of goods sold charges, which collectively negatively impacted gross margin by approximately 100 basis points. Additionally, we incurred incremental costs totaling $10.7 million associated with start and ramp-up of certain lines in our chilled desserts factory in the United Kingdom, whereas the incremental costs in the prior year totaled $2.1 million. Gross margin was unfavorably impacted by our recent acquisitions, principally the HPPC segment, and the items discussed above. Tilda operates at higher margins than the other businesses in the United Kingdom segment and the Hain Pure Protein segment operates at lower margins than the Company’s other segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $348.5 million, an increase of $37.2 million, or 12.0%, in fiscal 2015 from $311.3 million in fiscal 2014. Selling, general and administrative expenses have increased primarily as a result of the costs brought on by the businesses we acquired. In addition, during the current fiscal year, we recorded $4.9 million of charges for consumer refunds and other administrative costs associated with the voluntary nut butter recall and $5.7 million of charges related to a legal settlement. Selling, general and administrative expenses as a percentage of net sales was 13.0% in fiscal 2015 and 14.5% in fiscal 2014, a decrease of 150 basis points primarily attributable to achieving additional operating leverage on our infrastructure as a result of higher sales volume and the impact of the Hain Pure Protein segment which has a lower selling, general and administrative expense base than the other businesses. In addition, in the current year we modified certain employee compensation by shifting a portion of such compensation from cash to stock-based compensation in order to enhance employee retention and further align employees with shareholder interests. We expect this practice of employee compensation to continue in the future.

Amortization/Impairment of Acquired Intangibles

Amortization/impairment of acquired intangibles was $23.5 million, an increase of $7.9 million, or 50.6%, in fiscal 2015 from $15.6 million in fiscal 2014. The increase was primarily due to intangibles acquired as a result of the Company’s recent acquisitions as well as a non-cash partial impairment charge of $5.5 million related to one of our United Kingdom indefinite-lived intangible assets (our New Covent Garden Soup Co.® trademark).

Acquisition Related Expenses, Restructuring and Integration Charges, net

We incurred acquisition, restructuring and integration related expenses aggregating $8.9 million in fiscal 2015, which relate to professional fees, severance and other transaction related costs associated with the three acquisitions completed in the current fiscal year, as well as a portion of the total costs incurred to complete the acquisition of Mona, which occurred in July 2015. Additionally, we wrote-off $1.0 million of leasehold improvements (a non-cash charge) due to the relocation of our New York based BluePrint manufacturing facility. Finally, we incurred $1.7 million of severance charges associated with that relocation as well as for the outsourcing of our natural channel merchandising function.

We incurred acquisition, restructuring and integration related expenses aggregating $12.6 million in fiscal 2014, of which $7.9 million relate to professional fees and stamp duty associated with our recently completed acquisitions. Additionally, we recorded $8.3 million of integration and restructuring costs related to the ongoing integration of certain activities in the United Kingdom and a sales reorganization in the United States. These expenses were offset by a net reduction in expense of $3.6 million related to adjustments to the carrying amount of acquisition related contingent consideration liabilities.

Operating Income

Operating income in fiscal 2015 was $237.7 million, an increase of $10.0 million, or 4.4%, from $227.7 million in fiscal 2014. Operating income as a percentage of net sales was 8.8% in fiscal 2015 compared with 10.6% in fiscal 2014. Operating income as a percentage of net sales was negatively impacted by approximately 120 basis points due to the voluntary nut butter recall, and to a lesser extent, the other items described above.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $22.5 million for fiscal 2015 compared to $20.1 million for fiscal 2014, respectively. Net interest expense totaled $24.8 million in fiscal 2015, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our Credit Agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Net interest expense in fiscal 2014 was $23.4 million. The increase in net interest expense primarily resulted from higher average borrowings under our Credit Agreement, the proceeds of which were used to fund the current year acquisition of Empire and the prior year acquisitions of Tilda and Rudi’s. This was partially offset by a lower average interest rate starting in December 2014 when we amended our Credit Agreement. Net other expenses was a reduction of expense of $2.4 million for fiscal 2015 as compared to a reduction of expense of $3.3 million in fiscal 2014. Included in the current fiscal year net other expenses is a gain of $8.3 million on the Company’s pre-existing ownership interests in HPPC and Empire, which was offset by foreign currency gains and losses primarily for net unrealized foreign currency losses associated with the remeasurement of foreign currency denominated intercompany balances. In the prior period, the net reduction in expense was primarily related to the remeasurement of foreign currency denominated intercompany balances.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the fiscal years ended June 30, 2015 and 2014 was $215.3 million and $207.6 million, respectively. The change was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $47.9 million in fiscal 2015 compared to $70.1 million in fiscal 2014.

Our effective income tax rate from continuing operations was 22.2% of pre-tax income in fiscal 2015 compared to 33.8% in fiscal 2014. The effective tax rate in fiscal 2015 was favorably impacted by a tax restructuring we completed at the end of fiscal 2015, whereby we changed the United States tax status of our Canadian subsidiary which resulted in a tax benefit of $20.7 million. Such benefit related to the recognition of previously unrealized and unrecognized tax benefits as a result of such tax status election. As part of this change in tax status, we have determined that our future earnings of our Canadian subsidiary will be indefinitely reinvested outside of the United States. Additionally, non-taxable gains were recorded on the pre-existing ownership interests in HPPC and Empire of $8.3 million. The effective tax rate for fiscal 2014 was impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2014. Such reduction resulted in a decrease of the carrying value of net deferred tax liabilities of $3.8 million which favorably impacted the effective tax rate. This amount in the prior year period was offset by an increase in the reserve for unrecognized tax benefits of $0.6 million relating to an additional liability associated with an IRS audit that has since been completed, as well as valuation allowances recorded in the prior year totaling $2.2 million relating to losses incurred in Germany resulting from increased costs from the start-up of our new plant-based beverage factory.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees

Our equity in the net income from our joint venture investments for the fiscal year ended June 30, 2015 was $0.5 million compared to $4.0 million for the fiscal year ended June 30, 2014. HPPC earnings are reflected in operating income for fiscal 2015 rather than as equity earnings for fiscal 2014, which accounts for the decrease in equity earnings (see Notes 1 and 4 in the Notes to Consolidated Financial Statements).

Income From Continuing Operations

Income from continuing operations for the fiscal years ended June 30, 2015 and 2014 was $167.9 million and $141.5 million, or $1.62 and $1.42 per diluted share, respectively. The change was attributable to the factors noted above.

Discontinued Operations

Our loss from discontinued operations for the fiscal year ended June 30, 2014 was $1.6 million, which relates to a $2.8 million loss on the sale of the Grains Noirs business in Europe in February 2014, offset partially by a gain of $1.1 million related to the finalization of a working capital adjustment on the sale of the private-label chilled ready meals business in the United Kingdom, which was completed in fiscal 2013.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the fiscal years ended June 30, 2015 and 2014:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and other (1)	Consolidated
Fiscal 2015 net sales	$1,367,388	$735,996	$358,582	$226,549	$—	$2,688,515
Fiscal 2014 net sales	$1,282,175	$637,454	$—	$233,982	$—	$2,153,611
% change	6.6%	15.5%		(3.2)%		24.8%

Fiscal 2015 operating income	$199,901	$46,222	$26,479	$16,438	$(51,295)	$237,745
Fiscal 2014 operating income	$205,864	$52,661	$—	$16,931	$(47,719)	$227,737
% change	(2.9)%	(12.2)%		(2.9)%		4.4%

Fiscal 2015 operating income margin	14.6%	6.3%	7.4%	7.3%		8.8%
Fiscal 2014 operating income margin	16.1%	8.3%		7.2%		10.6%

(1)
Corporate and other includes $8,471 and $10,076 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2015 and 2014, respectively. Corporate and other also includes expense of $280 and a net reduction of expense of $3,616 for contingent consideration adjustments for the fiscal years ended June 30, 2015 and 2014, respectively. A non-cash impairment charge of $5,510 for the fiscal year ended June 30, 2015 related to an indefinite-lived intangible asset in the the United Kingdom segment is also included in Corporate and other.

Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. The United States, the United Kingdom and Hain Pure Protein are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

The Corporate category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring, impairment and integration charges are included in Corporate and other. Refer to Note 16, Segment Information, for additional details.

Our net sales in the United States in fiscal 2015 were $1.37 billion, an increase of $85.2 million, or 6.6%, from net sales of $1.28 billion in fiscal 2014. Net sales were negatively impacted by $15.8 million of sales returns in fiscal 2015 related to our voluntary recall of certain nut butters and further impacted by the associated interruption in production and shipping of products which resulted in lower net sales in the current fiscal year of $30 million as compared to the prior year. The sales increase was principally due to the impact of our prior year fourth quarter acquisition of Rudi’s, which accounted for $54.3 million of the increase in net sales from the prior year, such increase also including the growth of this brand under our ownership. Additionally, our sales increased due to the volume of our products sold as a result of increased consumption and expanded distribution. We experienced volume growth in many of our brands, including Alba Botanica, Avalon Organics, Earth’s Best, Garden of Eatin’, The Greek Gods, JASON, Sensible Portions and Terra. Selling prices charged to customers increased from the prior year for certain products where input costs increased, however such price increases did not have a material impact on our total net sales increase in the United States. Operating income in the United States in fiscal 2015 was $199.9 million, a decrease of $6.0 million from operating income of $205.9 million in fiscal 2014. Operating income was negatively impacted by charges totaling $34.3 million for the voluntary nut butter recall including additional factory expenses associated with bringing our nut butter production facility back to full operations, as well as $2.8 million of expenses associated with the restructuring and relocation of our New York based BluePrint manufacturing facility and the outsourcing of our natural channel merchandising function. These charges negatively impacted operating income percentage by approximately 250 basis points.

Our net sales in the United Kingdom in fiscal 2015 were $736.0 million, an increase of $98.5 million, or 15.5%, from net sales of $637.5 million in fiscal 2014. The sales increase was primarily a result of the acquisition of Tilda in January 2014, which accounts for approximately $90.5 million of the increase. Foreign currency exchange rates resulted in decreased net sales of $27.2 million as compared to the prior year period. Operating income in the United Kingdom in fiscal 2015 was $46.2 million, a decrease of $6.4 million, from $52.7 million in fiscal 2014. The change in operating income was due to incremental costs totaling $10.7 million associated with start and ramp-up activities in our chilled desserts factory in the United Kingdom, whereas the incremental costs in the prior fiscal year totaled $3.1 million, which amount in the prior year period also included start-up costs of new lines at the Company’s soup manufacturing facility and additional costs at Tilda related to service fees from the India sourcing business prior to June 18, 2014, the date we acquired those sourcing assets and business. Additionally, during fiscal 2015, there was a fire at our Tilda milling facility that required us to temporarily use co-packers, which has affected the timing and amount of product available to be sold. We are insured for the costs incurred as a result of the fire and a portion of the milling facility is currently functional, with the remaining milling lines expected to be functional by the end of the 2015 calendar year.

Our net sales in the Hain Pure Protein segment were $358.6 million in fiscal 2015. The remaining 51.3% of HPPC that was not previously owned was acquired on July 17, 2014, and the remaining 81% of Empire that was not previously owned was acquired on March 4, 2015. Hain Pure Protein’s operating income for fiscal 2015 was $26.5 million.

Our net sales in the Rest of World were $226.5 million in fiscal 2015, a decrease of $7.4 million, or 3.2%, from fiscal 2014. The change was primarily the result of unfavorable Canadian Dollar and Euro exchange rates that resulted in decreased net sales upon translation of $24.9 million compared to the prior fiscal year. In Canada, we completed the acquisition of Belvedere in February which only resulted in a nominal amount of net sales in fiscal 2015 due to the timing of the acquisition. Canada was also negatively impacted by the disruption of business due to the voluntary nut butter recall. In Europe, net sales also changed due to a shift in the responsibilities for certain plant-based beverage business from the management of the Europe segment to the United Kingdom segment, which lowered Europe’s net sales by approximately $8.7 million. Additionally, during fiscal 2014, we disposed of the Grains Noirs business and a private label plant-based beverage business was discontinued. Operating income in local currency, excluding the impact of the plant-based beverage withdrawal, increased as demand for our products in both Canada and Europe remains strong and we continue to leverage our existing expense base.

Comparison of Fiscal Year ended June 30, 2014 to Fiscal Year ended June 30, 2013

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2014 and 2013 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year ended June 30,
	2014		2013
Net sales	$2,153,611	100.0%	$1,734,683	100.0%
Cost of sales	1,586,418	73.7%	1,259,823	72.6%
Gross profit	567,193	26.3%	474,860	27.4%
				—
Selling, general and administrative expenses	311,288	14.5%	274,750	15.8%
Amortization/impairment of acquired intangibles	15,600	0.7%	12,192	0.7%
Acquisition related expenses, restructuring and integration charges, net	12,568	0.6%	13,606	0.8%
Operating income	227,737	10.6%	174,312	10.0%
Interest and other expenses, net	20,143	0.9%	20,490	1.2%
Income before income taxes and equity in earnings of equity-method investees	207,594	9.6%	153,822	8.9%
Provision for income taxes	70,099	3.3%	34,324	2.0%
Equity in net (income) of equity-method investees	(3,985)	(0.2)%	(295)	—%
Income from continuing operations	141,480	6.6%	119,793	6.9%
Discontinued operations	(1,629)	(0.1)%	(5,137)	(0.3)%
Net income	$139,851	6.5%	$114,656	6.6%

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

Gross Profit

Gross profit in fiscal 2014 was $567.2 million, an increase of $92.3 million, or 19.4%, from last year’s gross profit of $474.9 million. Gross margin in fiscal 2014 was 26.3% of net sales compared to 27.4% of net sales for fiscal 2013. The change in gross margin resulted from a strategic shift in promotional spending from activities classified as selling expenses to activities classified as reductions in sales in the United States, which impacted gross margin by approximately 50 basis points. Additionally, gross profit was impacted by a charge recorded during fiscal 2014 of $6.0 million related to our August 2014 voluntary recall of certain nut butters which negatively impacted gross margin by approximately 30 basis points. Finally, we incurred costs associated with start-up activities in certain of our factories in Europe and the United Kingdom. This was partially offset by the current year acquisition of Tilda, which operates at slightly higher margins than the other businesses in the United Kingdom. In addition, we experienced generally higher input costs, offset partially by productivity initiatives and price increases.

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

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $70.1 million in fiscal 2014 compared to $34.3 million in fiscal 2013. Our effective income tax rate from continuing operations was 33.8% of pre-tax income in fiscal 2014 compared to 22.3% in fiscal 2013. The effective tax rate in fiscal 2014 was higher than the prior year primarily as a result of an income tax benefit of $13.2 million recorded in the prior year related to a United States worthless stock tax deduction for our investment in one of our United Kingdom subsidiaries. Additionally, we recorded valuation allowances totaling $2.2 million in the current year, primarily relating to losses incurred in Germany resulting from increased costs from the start-up of our new plant-based beverage factory, as compared to a benefit of $1.7 million that we recorded in the prior year from the reversal of valuation allowances in the United Kingdom based on the expected realization of those loss carryforwards.

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

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the fiscal years ended June 30, 2014 and 2013:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and other (1)	Consolidated
Fiscal 2014 net sales	$1,282,175	$637,454	$233,982	$—	$2,153,611
Fiscal 2013 net sales	$1,095,867	$420,408	$218,408	$—	$1,734,683
% change - Fiscal 2014 vs. 2013	17.0%	51.6%	7.1%		24.2%

Fiscal 2014 operating income	$205,864	$52,661	$16,931	$(47,719)	$227,737
Fiscal 2013 operating income	$177,352	$31,069	$18,671	$(52,780)	$174,312
% change - Fiscal 2014 vs. 2013	16.1%	69.5%	(9.3)%		30.6%

Fiscal 2014 operating income margin	16.1%	8.3%	7.2%		10.6%
Fiscal 2013 operating income margin	16.2%	7.4%	8.5%		10.0%

(1)
Includes $10,076 and $16,634 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2014 and 2013, respectively. Of those amounts, $945 and $4,491 are recorded in cost of sales for the fiscal years ended June 30, 2014 and 2013, respectively. Corporate and other also includes a net reduction of expense of $3,616 for the fiscal year ended June 30, 2014 and expense of $2,336 for the fiscal year ended June 30, 2013, related to adjustments of the carrying value of contingent consideration. Additionally, $6,000 of expense is included in the United States segment for the fiscal year ended June 30, 2014 related to a voluntary recall of certain nut butters.

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

Our net sales in the United States in fiscal 2014 were $1.28 billion, an increase of $186.3 million, or 17.0%, from net sales of $1.10 billion in fiscal 2013. The sales increase was principally due to the impact of our prior year acquisitions of BluePrint and Ella’s Kitchen, and to a lesser extent our current year acquisition of Rudi’s. These brands accounted for approximately $153.3 million and $38.0 million of the total United States segment sales for fiscals 2014 and 2013, respectively, which included increased volume from the prior year under our ownership. Additionally, our sales increased due to increases in the volume of our products sold as a result of increased consumption and expanded distribution. We experienced volume growth in many of our brands, including Sensible Portions, The Greek Gods, Spectrum, Garden of Eatin’, Earth’s Best, Celestial Seasonings, Alba Botanica and JASON. We also experienced a shift in promotional spending from activities classified as selling expenses to activities classified as reductions of sales. Selling prices charged to customers increased from the prior year for certain products where input costs increased, however such price increases did not have a material impact on our total net sales increase in the United States. Operating income in the United States in fiscal 2014 was $205.9 million, an increase of $28.5 million, or 16.1%, from operating income of $177.4 million in fiscal 2013. Operating income as a percentage of net sales in the United States was 16.1% and 16.2% during these periods, respectively. The change primarily resulted from the continued leverage of the Company’s expense base and productivity improvements, offset by higher input costs and amortization expense on acquired intangible assets as well as $6.0 million of expense recorded associated with the voluntary nut butter recall.

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

Our net sales in the Rest of World were $234.0 million in fiscal 2014, an increase of $15.6 million, or 7.1%, from fiscal 2013. The increase was primarily the result of increased sales in Europe and Canada as demand for our products remains strong. In local currency, net sales in the Rest of World increased 8.4%. This increase was impacted by net unfavorable foreign currency exchange rates, which resulted in decreased sales of $2.8 million as compared to the prior fiscal year, the disposal of the Grains Noirs business and certain private label plant-based beverage business in Europe that we discontinued. Operating income as a percentage of net sales decreased to 7.2% from 8.5%, primarily due to production start-up costs in our plant-based beverage factory in Europe as well as unfavorable Canadian Dollar exchange rates, which impact costs of goods sold due to intercompany purchases of inventory from the United States.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance increased $43.2 million at June 30, 2015 to $166.9 million. Our working capital was $570.6 million at June 30, 2015, an increase of $191.1 million from $379.4 million at the end of fiscal 2014. The increase was due principally to the aforementioned cash increase, a $32.3 million increase in accounts receivable, a $62.0 million increase in inventories and a $68.8 million decrease in short-term borrowings. The increases in accounts receivable and inventory were primarily the result of our fiscal 2015 acquisitions and to a lesser extent additional investments we have made in inventory to support the demand for our products. Short-term borrowings have decreased from the end of fiscal 2014 due to the timing of rice purchases at Tilda and the repayment of the Vendor Loan Note in the current period associated with the prior year acquisition of Tilda.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. It is the Company’s current intent to indefinitely reinvest its foreign earnings outside the United States. As of June 30, 2015, approximately 57% ($94.7 million) of the total cash balance is held outside of the United States. Although a portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2015, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year ended June 30
(amounts in thousands)	2015	2014	2013
Cash flows provided by (used in):
Operating activities	$185,482	$184,768	$120,962
Investing activities	(151,300)	(206,236)	(406,136)
Financing activities	17,167	100,821	296,137
Exchange rate changes	(8,178)	3,135	405
Net (decrease) increase in cash	$43,171	$82,488	$11,368

Net cash provided by operating activities was $185.5 million for the fiscal year ended June 30, 2015, compared to $184.8 million provided in fiscal 2014 and $121.0 million in fiscal 2013. Cash provided by operations in fiscal 2015 was positively impacted by a $25.0 million increase in net income and other non-cash items as compared to fiscal 2014. This was offset by $24.2 million of changes in our working capital accounts primarily due to higher receivables due to increased sales and timing of collections as well as charges due to the voluntary nut butter recall.

In the fiscal year ended June 30, 2015, we used $151.3 million of cash in investing activities. We used $104.6 million, net, of cash in connection with our acquisitions, which was principally associated with the acquisitions of HPPC, Empire and Belvedere, as well as the repayment of a portion of the Vendor Loan Note associated with the acquisition of Tilda, and $51.2 million for capital expenditures as discussed further below. We used cash in investing activities of $206.2 million during the fiscal year ended June 30, 2014, which was principally for the acquisitions of Tilda and Rudi’s and capital expenditures, offset partially by repayments of borrowings from HPPC when it was an equity-method investment. In the fiscal year ended June 30, 2013, we used cash in investing activities of $406.1 million, which primarily included $350.4 million in connection with our acquisitions of the UK Ambient Grocery Brands, Blue Print, Ella’s Kitchen, and $72.9 million for capital expenditures.

Net cash of $17.2 million was provided by financing activities for the fiscal year ended June 30, 2015. We had proceeds from exercises of stocks of $18.6 million and related excess tax benefits of $25.7 million in the fiscal year. We also had net borrowings of $49.0 million under our Credit Agreement, which was primarily used to fund the acquisition of Empire as well as subsequently repay HPPC’s acquired borrowings. We had net short-term borrowing repayments of $54.9 million, which were principally related to the aforementioned repayment of HPPC’s acquired borrowings as well as net repayments related to the timing of rice purchases. In addition, we paid $18.1 million during the period for stock repurchases to satisfy employee payroll tax withholdings. During fiscal 2014, net cash of $100.8 million was provided by financing activities which was primarily related to borrowings under our Credit Agreement used to fund the acquisitions of Tilda and Rudi’s. During fiscal 2013, net cash of $296.1 million was provided by financing activities. We had proceeds from exercised of stock options of $12.8 million and from net borrowing under our Credit Agreement of $263.5 million, which was used to fund acquisitions.

In our internal evaluations, we use the non-GAAP financial measure “operating free cash flow.” The difference between operating free cash flow and net cash provided by operating activities, which is the most comparable U.S. GAAP financial measure, is that operating free cash flow reflects the impact of capital expenditures. Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash from operating activities. We view operating free cash flow as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments.

	Fiscal Year Ended June 30,
(amounts in thousands)	2015	2014	2013
Cash flow provided by operating activities	$185,482	$184,768	$120,962
Purchase of property, plant and equipment	(51,217)	(41,611)	(72,877)
Operating free cash flow	$134,265	$143,157	$48,085

Our operating free cash flow was $134.3 million for the fiscal year ended June 30, 2015, a decrease of $8.9 million from the fiscal year ended June 30, 2014. The decrease in operating free cash flow primarily resulted from $34.3 million in pre-tax charges due to the voluntary nut butter recall, working capital requirements on a higher sales base, as well as higher capital expenditures. Our recent capital expenditures principally relate to the expansion of our production facilities in the United Kingdom to accommodate new products and increased volume, such as chilled desserts, spreads and ready-to-heat rice products, and capital improvements in our Hain Pure Protein segment and other facilities in the United States to accommodate demand and increase productivity, including the relocation of one of our BluePrint cold-pressed juice facilities from New York to Pennsylvania. We expect that our capital spending for the next fiscal year will be approximately $50 million, which will include continued improvement and expansion of certain of our current manufacturing facilities.

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2015, $150.0 million of the senior notes was outstanding. We currently intend to refinance these borrowings on or before the maturity date and therefore are reviewing our financing alternatives.

On December 12, 2014, we entered into the Credit Agreement which provides us with a $1 billion revolving credit facility which may be increased by an additional uncommitted $350 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of June 30, 2015 and June 30, 2014, there were $660.2 million and $614.5 million of borrowings outstanding, respectively, under the Credit Agreement.

The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £50 million.  Outstanding borrowings are secured by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin. As of June 30, 2015, there was $29.6 million of borrowings outstanding under these arrangements.

Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2015 are as follows:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations (1)	$916,596	$51,951	$32,447	$832,198	$—
Operating lease obligations	98,851	15,695	22,551	17,168	43,437
Purchase obligations	293,321	248,516	41,180	3,625	—
Other contractual obligations (2)	11,189	1,850	7,489	1,850	—
Total contractual obligations	$1,319,957	$318,012	$103,667	$854,841	$43,437

(1)	Including interest.

(2)
Amounts include contingent consideration arrangements and employment contracts. Additionally, as of June 30, 2015, we had non-current unrecognized tax benefits of $2.3 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.

On October 24, 2012, we filed a “well-known seasoned issuer” shelf registration statement with the SEC which registers an indeterminate amount of securities for future sale. The shelf registration statement expires on October 24, 2015. We expect to file a similar updated shelf registration statement on or before the expiration date.

We believe that our cash on hand of $166.9 million at June 30, 2015, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2016 capital expenditures of approximately $50 million, and the other expected cash requirements for at least the next twelve months.

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

Valuation of Accounts and Chargebacks Receivable

We perform routine credit evaluations on existing and new customers. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply a general reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While Wal-Mart Stores, Inc. and its affiliates Sam’s Club and ASDA, together represented approximately 9%, and United Natural Foods, Inc. represented approximately 8% of our trade receivable balance at June 30, 2015, we believe there is no significant or unusual credit exposure at this time.

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

The accounting for the acquisitions we have made requires that the assets and liabilities acquired, as well as any contingent consideration that may be part of the agreement, be recorded at their respective fair values at the date of acquisition. This requires management to make significant estimates in determining the fair values, especially with respect to intangible assets, including estimates of expected cash flows, expected cost savings and the appropriate weighted average cost of capital. As a result of these significant judgments to be made we occasionally obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Because the fair value and the estimated useful life of an intangible asset is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. See Note 4 of the Notes to Consolidated Financial Statements.

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

Stock Based Compensation

We provide compensation benefits in the form of stock options and restricted stock to employees and non-employee directors. The cost of stock based compensation is recorded at fair value at the date of grant and expensed in the consolidated statement of income over the requisite service period. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on historical volatility of our common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of restricted stock awards is equal to the market value of the Company’s common stock on the date of grant and is recognized in expense over the vesting period using the straight-line method. For awards that contain a market condition, expense is recognized over the derived service period using an accelerated recognition method. We recognize compensation expense for only that portion of stock based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.

Goodwill and Intangible Assets

The carrying value of goodwill, which is allocated to the Company’s reporting units, and other intangible assets with indefinite useful lives are tested annually for impairment as of the first day of the fourth quarter of each fiscal year, and on an interim basis if events or circumstances warrant it. Events or circumstances that might indicate an interim valuation is warranted include unexpected changes in business conditions, economic factors or a sustained decline in the Company’s market capitalization below the Company’s carrying value. During the annual impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. For our fiscal 2015 goodwill impairment test, we determined that it was not necessary for six of our nine reporting units to apply the traditional two-step quantitative impairment test in ASC 350 based on qualitative information that it is more likely than not that the fair value of those reporting units exceeded their carrying values.

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

During the third quarter of fiscal 2015, certain impairment indicators were present for an indefinite-lived intangible asset in the United Kingdom segment (the Company’s New Covent Garden Soup Co.® trademark). The Company completed an interim impairment test, and as a result, recorded a non-cash partial impairment charge of $5.5 million in that quarter.

We completed our annual impairment testing of goodwill and our trade names as of April 1, 2015. The analysis and assessment of these assets indicated that no impairment was required at that time as either the fair values equaled or exceeded the recorded carrying values (for our indefinite-lived intangible assets and certain reporting units), or as described above, the qualitative assessment resulted in a determination that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount (for certain of our reporting units). Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The fair value of our Hain Daniels reporting unit, and certain of its intangible assets, exceeded its carrying value by approximately 10%. As of April 1, 2015, this reporting unit represented approximately 22% of our goodwill balance, and its indefinite-lived intangible assets represented approximately 25% of our consolidated indefinite-lived intangible asset balance. Holding all other assumptions constant at the testing date, a one percentage point increase in the discount rate used in the testing of this unit would reduce the estimated fair values of the respective assets to approximately its carrying value. We believe this operation can support the value of goodwill and intangible assets recorded based on our current estimates of future results of operations and cash flows, however this reporting unit is the most sensitive to changes in the underlying assumptions.

Other than described above, there were no impairment charges recorded during fiscal 2013, 2014 or 2015.

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

We have deferred tax benefits related to foreign net operating losses, primarily in the United Kingdom and Germany, and to a lesser extent in Belgium, against which we have recorded valuation allowances. The losses in the United Kingdom were recorded prior to the acquisition of Daniels and in Germany were the result of certain factory start-up costs incurred in prior years for the Company’s plant-based beverage facility. Under current tax law in these jurisdictions, our carryforward losses have no expiration. If the Company is able to realize any of these carryforward losses in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, for information regarding recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Information

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are predictions based on expectations and projections about future events, and are not statements of historical fact. You can identify forward-looking statements by the use of forward-looking terminology such as “plan”, “continue”, “expect”, “anticipate”, “intend”, “predict”, “project”, “estimate”, “likely”, “believe”, “might”, “seek”, “may”, “potential”, “can”, “should”, “could”, “future” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, our growth strategy, the seasonality of our business, and our results of operations and financial condition.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and financial market conditions;

•	competition;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	our reliance on third party distributors, manufacturers and suppliers;

•	the consolidation or loss of a significant customer;

•	our ability to introduce new products and improve existing products;

•	availability and retention of key personnel;

•	our ability to effectively integrate our acquisitions;

•	our ability to successfully consummate any proposed divestitures;

•	liabilities arising from potential product recalls, market withdrawals or product liability claims;

•	outbreaks of diseases or food-borne illnesses;

•	potential litigation;

•	the availability of organic and natural ingredients;

•	our ability to manage our supply chain effectively;

•	changes in fuel, raw material and commodity costs;

•	effects of climate change on our business and operations;

•	our ability to offset input cost increases;

•	the interruption, disruption or loss of operations at one or more of our manufacturing facilities;

•	the loss of one or more of our independent co-packers;

•	the disruption of our transportation systems;

•	risks associated with expansion into countries in which we have no prior operating experience;

•	risks associates with our international sales and operations, including foreign currency risks;

•	impairment in the carrying value of our goodwill or other intangible assets;

•	our ability to use our trademarks;

•	reputational damage;

•	changes in, or the failure to comply with, government laws and regulations;

•	liabilities or claims with respect to environmental matters;

•	our reliance on independent certification for our products;

•	a breach of security measures;

•	our reliance on our information technology systems;

•	effects of general global capital and credit market issues on our liquidity and cost of borrowing;

•	potential liabilities not covered by insurance;

•	the ability of joint venture investments to successfully execute business plans;

•	dilution in the value of our common shares; and

•	the other risk factors described in Item 1A. Risk Factors above.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements of the Company, and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Supplementary Quarterly Financial Data:

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2015 and 2014 is summarized as follows. The sum of the net income per share from continuing and discontinued operations for each of the four quarters may not equal the net income per share for the full year, as presented, due to rounding.

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net sales	$698,136	$662,739	$696,383	$631,257
Gross profit	167,697	157,749	167,327	125,844
Operating income (a)	74,712	60,194	74,012	28,827
Income before income taxes and equity in earnings of equity-method investees	73,637	51,554	65,198	24,901
Income from continuing operations	71,072	33,394	44,575	18,855
Income/(loss) from discontinued operations, net of tax	—	—	—	—
Net income (a) (b)	71,072	33,394	44,575	18,855

Basic net income per common share:
From continuing operations	$0.69	$0.33	$0.44	$0.19
From discontinued operations	—	—	—	—
Net income per common share - basic	$0.69	$0.33	$0.44	$0.19

Diluted net income per common share:
From continuing operations	$0.68	$0.32	$0.43	$0.18
From discontinued operations	—	—	—	—
Net income per common share - diluted	$0.68	$0.32	$0.43	$0.18

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Net sales	$583,828	$557,420	$534,879	$477,484
Gross profit	152,200	152,793	143,077	119,123
Operating income (c)	60,023	63,629	64,313	39,772
Income before income taxes and equity in earnings of equity-method investees	55,719	57,683	58,358	35,834
Income from continuing operations	35,724	38,018	40,083	27,655
Income/(loss) from discontinued operations, net of tax	—	(2,777)	1,148	—
Net income (c) (d)	35,724	35,241	41,231	27,655

Basic net income/(loss) per common share:
From continuing operations	$0.36	$0.38	$0.42	$0.29
From discontinued operations	—	(0.03)	0.01	—
Net income per common share - basic	$0.36	$0.35	$0.43	$0.29

Diluted net income/(loss) per common share:
From continuing operations	$0.35	$0.37	$0.41	$0.28
From discontinued operations	—	(0.03)	0.01	—
Net income per common share - diluted	$0.35	$0.34	$0.42	$0.28

(a)
Operating income was impacted by approximately $4.4 million ($3.3 million net of tax) for the three months ended September 30, 2014, $3.7 million ($2.9 million net of tax) for the three months ended December 31, 2014, $5.8 million ($3.8 million net of tax) for the three months ended March 31, 2015, and $4.9 million ($3.7 million net of tax) for the three months ended June 30, 2015 as a result of acquisition related expenses, restructuring and integration charges, as well as factory start-up costs. Additionally, operating income was impacted by approximately $6.5 million ($5.0 million net of tax) for the three months ended March 31, 2015, related to a non-cash partial impairment charge related to a United Kingdom indefinite-lived intangible asset and a write-off of leasehold improvements due to the relocation of our New York based BluePrint manufacturing facility. Operating income was further impacted by approximately $22.8 million ($14.2 million net of tax) for the three months ended September 30, 2014, $9.3 million ($5.7 million net of tax) for the three months ended December 31, 2014, $0.7 million ($0.5 million net of tax) for the three months ended March 31, 2015, and $1.8 million ($1.1 million net of tax) for the three months ended June 30, 2015, as a result of charges recorded related to the voluntary nut butter recall. Finally, operating income was impacted by $5.7 million ($3.6 million net of tax) for the three months ended June 30, 2015 for charges related to a legal settlement.

(b)
Net income was unfavorably impacted by $2.1 million for the three months ended September 30, 2014, $1.8 million for the three months ended December 31, 2014 and $5.6 million for the three months ended March 31, 2015, related to unrealized foreign currency losses primarily associated with the remeasurement of foreign currency denominated intercompany balances. Net income was favorably impacted by $5.3 million for the three months ended September 30, 2014, related to a gain on the Company’s pre-existing ownership interest in HPPC. Additionally, for the three months ended March 31, 2015, net income was favorably impacted by a $2.9 million non-cash gain on the Company’s pre-existing ownership interest in Empire as well as a realized foreign currency gain of $3.4 million associated with the repayment of the Tilda Vendor Loan Note. Finally, net income for the three months ended June 30, 2015 was favorably impacted by $3.7 million related to unrealized foreign currency gains primarily associated with the remeasurement of foreign currency denominated intercompany balances and $20.7 million related to a tax restructuring whereby we changed the United States tax status for one of our international subsidiaries.

(c)
Operating income was impacted by approximately $1.7 million ($1.1 million net of tax) for the three months ended September 30, 2013, $3.0 million ($2.1 million net of tax) for the three months ended December 31, 2013, $6.8 million ($4.4 million net of tax) for the three months ended March 31, 2014, and $5.7 million ($4.2 million net of tax) for the three months ended June 30, 2014 as a result of acquisition related expenses, restructuring and integration charges, as well as factory start-up costs. Additionally, operating income was impacted by approximately $1.8 million ($.7 million net of tax) for the three months ended December 31, 2013, $0.2 million ($0.2 million net of tax) for the three months ended March 31, 2014, and $1.7 million ($1.0 million net of tax) for the three months ended June 30, 2014 as a result of contingent consideration adjustments related to acquisitions.  Finally, operating income was impacted by approximately $6.0 million ($3.8 million net of tax) for the three months ended June 30, 2014, as a result of a charge recorded related to the voluntary nut butter recall.

(d)
Net income was favorably impacted by $0.1 million for the three months ended December 31, 2013, $0.3 million for the three months ended March 31, 2014, and $0.5 million for the three months ended June 30, 2014, as a result of gains on the sale of an available for sale investment. Net income was also favorably impacted by $0.9 million for the three months ended June 30, 2014 as a result of a benefit recorded for a discontinued operation at one of our equity method investees (HHO).

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months. Additionally, with our recent acquisitions of HPPC, Empire and Tilda, our net sales and earnings may further fluctuate based on the timing of holidays throughout the year. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year and our historical seasonality may not be indicative of future quarterly results of operations. For fiscal 2016, we anticipate that our net sales will be the highest in the second fiscal quarter and lowest in the first fiscal quarter, with the third and fourth fiscal quarters being generally similar to one another. However, this may be impacted by the timing of any future acquisitions we complete.

Off Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

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

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market securities. As of June 30, 2015, we had $660.2 million of variable rate debt outstanding under our Credit Agreement. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would impact net interest expense by approximately $4.9 million over the next fiscal year.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2015, approximately 41% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 40% of net sales in 2014 and 37% of net sales in 2013. These revenues, along with related expenses and capital purchases are conducted in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would decrease by approximately $50 million and $3.8 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. dollar in fiscal 2015. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations. We enter into forward contracts for the purpose of reducing the effect of exchange rate changes which we have designated as cash flow hedges. We had approximately $47.2 million in notional amounts of forward contracts at June 30, 2015. See Note 15, Financial Instruments Measured at Fair Value, in the Notes to Consolidated Financial Statements.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Income decreased $104.3 million during the fiscal year ended June 30, 2015.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as almonds, corn, dairy, fruit and vegetables, oils, rice, soybeans and wheat, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2015. Based on our cost of goods sold during the twelve months ended June 30, 2015, such a change would have resulted in an increase or decrease to cost of sales of approximately $130 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2015 and 2014
Consolidated Statements of Income - Fiscal Years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hain Celestial Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 21, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York
August 21, 2015

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND JUNE 30, 2014
(In thousands, except share amounts)

	June 30,	June 30,
	2015	2014
ASSETS		(Note)
Current assets:
Cash and cash equivalents	$166,922	$123,751
Accounts receivable, less allowance for doubtful accounts of $896 and $1,586	320,197	287,915
Inventories	382,211	320,251
Deferred income taxes	20,758	23,780
Prepaid expenses and other current assets	42,931	47,906
Total current assets	933,019	803,603
Property, plant and equipment, net	344,262	310,661
Goodwill	1,136,079	1,134,368
Trademarks and other intangible assets, net	647,754	651,482
Investments and joint ventures	2,305	36,511
Other assets	33,851	28,692
Total assets	$3,097,270	$2,965,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,999	$239,162
Accrued expenses and other current liabilities	79,167	84,906
Current portion of long-term debt	31,275	100,096
Total current liabilities	362,441	424,164
Long-term debt, less current portion	812,608	767,827
Deferred income taxes	145,297	148,439
Other noncurrent liabilities	5,237	5,020
Total liabilities	1,325,583	1,345,450
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 150,000,000 shares, issued 105,840,586 and 103,143,018 shares (see Note 2)	1,058	1,031
Additional paid-in capital (see Note 2)	1,073,671	969,182
Retained earnings	797,514	629,618
Accumulated other comprehensive income (loss)	(42,406)	60,128
	1,829,837	1,659,959
Less: 3,229,342 and 2,906,160 shares of treasury stock, at cost (See Note 2)	(58,150)	(40,092)
Total stockholders’ equity	1,771,687	1,619,867
Total liabilities and stockholders’ equity	$3,097,270	$2,965,317
Note: The balance sheet at June 30, 2014 has been derived from the audited financial statements at that date adjusted to retroactively reflect a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED JUNE 30, 2015, 2014 AND 2013
(In thousands, except per share amounts)

	Fiscal Year ended June 30,
	2015	2014	2013
Net sales	$2,688,515	$2,153,611	$1,734,683
Cost of sales	2,069,898	1,586,418	1,259,823
Gross profit	618,617	567,193	474,860
Selling, general and administrative expenses	348,517	311,288	274,750
Amortization/impairment of acquired intangibles	23,495	15,600	12,192
Acquisition related expenses, restructuring and integration charges, net	8,860	12,568	13,606
Operating income	237,745	227,737	174,312
Interest and other expenses, net	22,455	20,143	20,490
Income before income taxes and equity in earnings of equity-method investees	215,290	207,594	153,822
Provision for income taxes	47,883	70,099	34,324
Equity in net (income) of equity-method investees	(489)	(3,985)	(295)
Income from continuing operations	167,896	141,480	119,793
Discontinued operations	—	(1,629)	(5,137)
Net income	$167,896	$139,851	$114,656

Basic net income per common share:
From continuing operations	$1.65	$1.45	$1.30
From discontinued operations	—	(0.02)	(0.06)
Net income per common share - basic	$1.65	$1.43	$1.24

Diluted net income per common share:
From continuing operations	$1.62	$1.42	$1.26
From discontinued operations	—	(0.02)	(0.05)
Net income per common share - diluted	$1.62	$1.40	$1.21

Shares used in the calculation of net income per common share:
Basic	101,703	97,750	92,352
Diluted	103,421	100,006	95,144
Note: Share and per share amounts for the fiscal years ended June 30, 2014 and 2013 have been retroactively adjusted to reflect a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FISCAL YEARS ENDED JUNE 30, 2015, 2014 AND 2013
(In thousands)

	Fiscal Year Ended June 30, 2015			Fiscal Year Ended June 30, 2014			Fiscal Year Ended June 30, 2013
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$167,896			$139,851			$114,656

Other comprehensive income (loss):
Foreign currency translation adjustments	$(107,887)	$4,678	(103,209)	$90,277	$348	90,625	$(26,086)	$959	(25,127)
Change in deferred gains (losses) on cash flow hedging instruments	2,093	(512)	1,581	(1,734)	330	(1,404)	705	(176)	529
Change in unrealized gain on available for sale investment	(1,575)	669	(906)	(3,058)	1,216	(1,842)	4,512	(1,782)	2,730
Total other comprehensive income (loss)	$(107,369)	$4,835	$(102,534)	$85,485	$1,894	$87,379	$(20,869)	$(999)	$(21,868)

Total comprehensive (loss) income			$65,362			$227,230			$92,788

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2015, 2014 AND 2013
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2012	92,303,356	$923	$615,736	$375,111	2,405,686	$(21,785)	$(5,383)	$964,602
Net income				114,656				114,656
Other comprehensive income							(21,868)	(21,868)
Issuance of common stock pursuant to compensation plans	2,343,758	23	19,920					19,943
Issuance of common stock in connection with acquisitions	3,396,944	34	102,602					102,636
Stock based compensation income tax effects			17,016					17,016
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					266,464	(8,440)		(8,440)
Stock based compensation charge			13,010					13,010
Balance at June 30, 2013	98,044,058	$980	$768,284	$489,767	2,672,150	$(30,225)	$(27,251)	$1,201,555
Net income				$139,851				139,851
Other comprehensive income							$87,379	87,379
Issuance of common stock pursuant to compensation plans	1,539,126	15	$14,919		(12,664)	156		15,090
Issuance of common stock in connection with acquisitions	3,559,834	36	$159,485					159,521
Stock based compensation income tax effects			$14,046					14,046
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					246,674	(10,023)		(10,023)
Stock based compensation charge			$12,448					12,448
Balance at June 30, 2014	103,143,018	$1,031	$969,182	$629,618	2,906,160	$(40,092)	$60,128	$1,619,867

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2015, 2014 AND 2013
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2014	103,143,018	$1,031	$969,182	$629,618	2,906,160	$(40,092)	$60,128	$1,619,867
Net income				167,896				167,896
Other comprehensive income							(102,534)	(102,534)
Issuance of common stock pursuant to compensation plans	1,967,728	20	26,065					26,085
Issuance of common stock in connection with acquisitions	729,840	7	34,129					34,136
Stock based compensation income tax effects			32,098					32,098
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					323,182	(18,058)		(18,058)
Stock based compensation charge			12,197					12,197
Balance at June 30, 2015	105,840,586	$1,058	$1,073,671	$797,514	3,229,342	$(58,150)	$(42,406)	$1,771,687

Note: The common stock and additional paid-in capital amounts and the treasury shares have been retroactively adjusted to reflect a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2015, 2014 AND 2013
(In thousands)

	Fiscal Year ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$167,896	$139,851	$114,656
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56,587	48,040	40,095
Deferred income taxes	(11,603)	(1,350)	(7,403)
Equity in net income of equity-method investees	(489)	(3,985)	(295)
Stock based compensation	12,197	12,448	13,010
Tax benefit from stock based compensation	390	1,339	1,037
Contingent consideration expense	280	(3,026)	2,720
Loss on sale of business	—	1,629	4,200
Gains on pre-existing ownership interests in HPPC and Empire	(8,256)	—	—
Non-cash intangible asset impairment charge	5,510	—	—
Other non-cash items, net	(1,428)	1,175	53
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(31,846)	967	(47,751)
Inventories	(21,097)	(22,775)	(28,342)
Other current assets	7,699	(7,948)	(8,145)
Other assets and liabilities	(3,964)	(5,540)	(10,082)
Accounts payable and accrued expenses	13,606	23,943	47,209
Net cash provided by operating activities	185,482	184,768	120,962

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired and working capital settlements	(104,633)	(177,290)	(350,426)
Proceeds from sale of business, net	—	—	13,012
Purchases of property and equipment	(51,217)	(41,611)	(72,877)
Repayments from equity-method investees, net	—	8,288	3,110
Proceeds from sale of investment	2,851	4,377	—
Proceeds from disposals of property and equipment	1,699	—	1,045
Net cash used in investing activities	(151,300)	(206,236)	(406,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	18,643	7,320	12,763
Borrowings under bank revolving credit facility, net	48,951	108,326	263,458
Repayments of other debt, net	(54,853)	(7,228)	12,377
Excess tax benefits from stock based compensation	25,701	14,226	15,979
Acquisition related contingent consideration	(3,217)	(11,800)	—
Shares withheld for payment of employee payroll taxes	(18,058)	(10,023)	(8,440)
Net cash provided by financing activities	17,167	100,821	296,137

Effect of exchange rate changes on cash	(8,178)	3,135	405

Net increase in cash and cash equivalents	43,171	82,488	11,368
Cash and cash equivalents at beginning of period	123,751	41,263	29,895
Cash and cash equivalents at end of period	$166,922	$123,751	$41,263
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM. The Company is a leader in many organic and natural products categories, with many recognized brands in the various market categories they serve. The brand names include Almond Dream®, Arrowhead Mills®, Bearitos®, BluePrint®, Celestial Seasonings®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum®, Spectrum Essentials®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy® and Yves Veggie Cuisine®. Our personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

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

The Company also has an investment in a joint venture in Hong Kong with Hutchison China MediTech Ltd. (“Chi-Med”), a majority owned subsidiary of CK Hutchison Holdings Limited, a company listed on the Hong Kong Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets (see Note 14).

The Company’s operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. Refer to Note 18 for additional information and selected financial information for the reportable segments.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All amounts in the consolidated financial statements, footnotes and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for in the accompanying consolidated financial statements under the equity method of accounting. As such, consolidated net income includes the Company’s equity in the current earnings or losses of such companies.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

The Company routinely performs credit evaluations on existing and new customers. The Company applies reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also applies an additional reserve based on the experience the Company has with its trade receivables aging categories. Credit losses have been within the Company’s expectations in recent years. While one of the Company’s customers represented approximately 9% and 10% of trade receivables balances as of June 30, 2015 and 2014, respectively, and a second customer represented approximately 8% and 10% of trade receivable balances as of June 30, 2015 and 2014, respectively, the Company believes there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, the Company estimates the amount of unauthorized deductions customers have taken to be repaid in the near future and record a chargeback receivable. The Company’s estimate of this receivable balance ($6,049 at June 30, 2015 and $4,883 at June 30, 2014) could be different had the Company used different assumptions and judgments.

During the fiscal years ended June 30, 2015, 2014 and 2013, sales to one customer and its affiliates approximated 12%, 13% and 15% of consolidated net sales, respectively. Sales to a second customer and its affiliates approximated 10%, 11% and 10% during the fiscal years ended June 30, 2015, 2014, and 2013, respectively.

Inventory

Inventory is valued at the lower of cost or market, utilizing the first-in, first-out method. The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease life, whichever is shorter. The Company believes the asset lives assigned to our property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. The Company’s manufacturing plants and distribution centers, and their related assets, are reviewed when impairment indicators are present by analyzing underlying cash flow projections. At this time, the Company believes no impairment of the carrying value of such assets exists. Ordinary repairs and maintenance are expensed as incurred. The Company utilizes the following ranges of asset lives:

Buildings and improvements	10 - 40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	3 - 15 years

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $10,271 in fiscal 2015, $10,049 in fiscal 2014 and $7,516 in fiscal 2013. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products based on ideas the Company generates and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands. These efforts by co-packers and suppliers have resulted in a substantial number of new product introductions. The Company is unable to estimate the amount of expenditures made by co-packers and suppliers on research and development; however, the Company believes such activities and expenditures are important to its continuing ability to introduce new products.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $20,868 in fiscal 2015, $15,643 in fiscal 2014 and $14,030 in fiscal 2013. Such costs are expensed as incurred.

Income Taxes

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process prescribed by the authoritative guidance. The first step requires the Company to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, the Company must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires the Company to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates the uncertain tax positions each period based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Depending on the jurisdiction, such a change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company records interest and penalties in the provision for income taxes.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2015 and 2014, the Company had $45,101 and $31,902 invested in money market securities, which are classified as cash equivalents. At June 30, 2015 and 2014, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under our credit facility and other borrowings, approximate fair value based upon either the short maturities or variable interest rates of these instruments.

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

Stock Based Compensation

The Company has employee and director stock based compensation plans. The fair value of employee stock options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. The fair value of restricted stock awards is equal to the market value of the Company’s common stock on the date of grant, or is estimated using a Monte Carlo simulation if the award contains a market condition.

The fair value of stock based compensation awards is recognized in expense over the vesting period using the straight-line method. For awards that contain a market condition, expense is recognized over the derived service period using an accelerated recognition method. For restricted stock awards which include performance criteria, compensation expense is recorded when the achievement of the performance criteria is probable and is recognized over the performance and vesting service periods. Compensation expense is recognized for only that portion of stock based awards that are expected to vest. Therefore, estimated forfeiture rates that are derived from historical employee termination activity are applied to reduce the amount of compensation expense recognized. If the actual forfeitures differ from the estimate, additional adjustments to compensation expense may be required in future periods.

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

Valuation of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets, other than goodwill and intangible assets with indefinite lives, held and used in the business when events and circumstances occur indicating that the carrying amount of the asset may not be recoverable. An impairment test is performed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. Once such impairment test is performed, a loss is recognized based on the amount, if any, by which the carrying value exceeds the fair value for assets to be held and used.

Deferred Financing Costs

Costs associated with obtaining debt financing are capitalized and amortized over the related term of the applicable debt instruments on a straight-line basis, which approximates the effective interest method.

Newly Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 amends the requirements for reporting and disclosing discontinued operations. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU No. 2014-08 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted and is to be applied prospectively. The Company has elected to early adopt the provisions of ASU No. 2014-08 at the beginning of fiscal 2015. The adoption of the new guidance may impact the reporting and disclosure of any future disposals we complete.

Recently Issued Accounting Pronouncements Not Yet Effective

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such annual period. Early application is permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2015-11.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU No. 2015-03 must be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 states that for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of the new guidance is not expected to materially impact the Company’s consolidated financial position or results of operations. The Company intends to early adopt this new guidance on July 1, 2015 (beginning of fiscal 2016).

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for annual periods beginning after December 15, 2015 and for interim periods within such annual period, with early adoption permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2014-12.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and for interim periods within such annual period, with early application permitted for annual reporting periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year ended June 30,
	2015	2014	2013
Numerator:
Income from continuing operations	$167,896	$141,480	$119,793
Discontinued operations	—	(1,629)	(5,137)
Net income	$167,896	$139,851	$114,656

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding during the period	101,703	97,750	92,352
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,718	2,256	2,792
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	103,421	100,006	95,144

Basic net income per common share:
From continuing operations	$1.65	$1.45	$1.30
From discontinued operations	—	(0.02)	(0.06)
Net income per common share - basic	$1.65	$1.43	$1.24

Diluted net income per common share:
From continuing operations	$1.62	$1.42	$1.26
From discontinued operations	—	(0.02)	(0.05)
Net income per common share - diluted	$1.62	$1.40	$1.21

Note: On December 29, 2014, the Company effected a two-for-one stock split of its common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split.

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

Restricted stock awards totaling 106,800, 135,905 and 300,000 were excluded from our diluted earnings per share calculations for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, as such awards are contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges, net” in the Consolidated Statements of Income. Acquisition-related costs of $5,731, $7,238, and $5,461 were expensed in the fiscal years ended June 30, 2015, 2014, and 2013, respectively. The expenses incurred during fiscal 2015 primarily relate to professional fees, severance charges and other transaction related costs associated with the three acquisitions completed in the current fiscal year. The expenses incurred during fiscal 2014 primarily relate to professional fees and stamp duty associated with the acquisition of Tilda and during fiscal 2013 primarily related to professional fees associated with the acquisition of the UK Ambient Grocery Brands and BluePrint (as discussed below).

Fiscal 2015

On July 17, 2014, the Company acquired the remaining 51.3% of HPPC that it did not already own, at which point HPPC became a wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. HPPC held a 19% interest in Empire, which grows, processes and sells kosher poultry and other products. Consideration in the transaction consisted of cash totaling $20,310 and 462,856 shares of the Company’s common stock valued at $19,690. The cash consideration paid was funded with existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under the Credit Agreement (see Note 10). The carrying amount of the pre-existing 48.7% investment in HPPC as of June 30, 2014 was $30,740. Due to the acquisition of the remaining 51.3% of HPPC, the Company adjusted the carrying amount of its pre-existing investment to its fair value. This resulted in a gain of $5,334 recorded in “Interest and other expenses, net” in the Consolidated Statements of Income.

On February 20, 2015, the Company acquired Belvedere International, Inc., (“Belvedere”) a leader in health and beauty care products including the Live Clean® brand with approximately 200 baby, body and hair care products as well as several mass market brands sold primarily in Canada and manufactured in a company facility in Mississauga, Ontario, Canada. Consideration in the transaction consisted of cash totaling C$17,454 ($13,988 at the transaction date exchange rate), which included debt that was repaid at closing, and was funded with existing cash balances. Additionally, contingent consideration of up to a maximum of C$4,000 is payable based on the achievement of specified operating results during the two consecutive one-year periods following the closing date. Belvedere is included in our Canada operating segment. Net sales and income before income taxes from continuing operations attributable to the Belvedere acquisition and included in our consolidated results were not material in the fiscal year ended June 30, 2015.

On March 4, 2015, the Company acquired the remaining 81% of Empire that it did not already own, at which point Empire became a wholly-owned subsidiary. Consideration in the transaction consisted of cash totaling $57,595 (net of cash acquired) which included debt that was repaid at closing. The acquisition was funded with borrowings under the Credit Agreement. The carrying amount of the pre-existing 19% investment in Empire as of March 4, 2015 was $6,864. Due to the acquisition of the remaining 81% of Empire, the Company adjusted the carrying amount of its pre-existing investment to its fair value. This resulted in a gain of $2,922 recorded in “Interest and other expenses, net” in the Consolidated Statements of Income. Net sales and income before income taxes from continuing operations attributable to the Empire acquisition and included in our consolidated results were not material in the fiscal year ended June 30, 2015.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2015 acquisitions:

	HPPC	Belvedere	Empire	Total
Carrying value of pre-existing interest, after fair value adjustments:	$36,074	$—	$9,786	$45,860
Purchase Price:
Cash paid	20,310	13,988	57,595	91,893
Equity issued	19,690	—	—	19,690
Fair value of contingent consideration	—	1,603	—	1,603
Total investment:	$76,074	$15,591	$67,381	$159,046
Allocation:
Current assets	$52,055	$10,042	$19,628	$81,725
Property, plant and equipment	21,864	2,598	13,094	37,556
Other assets	7,288	—	—	7,288
Identifiable intangible assets	20,700	5,698	33,890	60,288
Deferred taxes	1,388	(3,890)	(14,443)	(16,945)
Assumed liabilities	(41,705)	(1,784)	(15,632)	(59,121)
Goodwill	14,484	2,927	30,844	48,255
	$76,074	$15,591	$67,381	$159,046

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

The preliminary fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $14,621 with an estimated useful life of 10.8 years and trade names valued at $45,667 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the fiscal years ended June 30, 2015 and 2014, as if only the acquisitions completed in fiscal 2015 (HPPC, Belvedere and Empire) had been completed at the beginning of fiscal year 2014. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and the impact of reversing our previously recorded equity in HPPC’s net income as prior to the date of acquisition, HPPC was accounted for under the equity-method of accounting.

	Fiscal Year ended June 30,
	2015	2014
Net sales from continuing operations	$2,797,368	$2,558,173
Net income from continuing operations	$171,130	$148,215
Net income per common share from continuing operations - diluted	$1.65	$1.48

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

The following table summarizes the components of the purchase price allocations for the fiscal 2014 acquisitions:

	Tilda	Rudi’s	Total
Purchase price:
Cash paid	$123,822	$50,807	$174,629
Equity issued	148,353	11,168	159,521
Vendor Loan Note	32,958	—	32,958
	$305,133	$61,975	$367,108
Allocation:
Current assets	$86,828	$8,058	$94,886
Property, plant and equipment	39,806	3,774	43,580
Identifiable intangible assets	124,549	27,514	152,063
Assumed liabilities	(93,742)	(6,319)	(100,061)
Deferred income taxes	(26,230)	1,932	(24,298)
Goodwill	173,922	27,016	200,938
	$305,133	$61,975	$367,108

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

	Fiscal Year Ended June 30,
	2014	2013
Net sales from continuing operations	$2,310,540	$1,970,371
Net income from continuing operations	$151,534	$139,085
Net income per common share from continuing operations - diluted	$1.49	$1.41

Fiscal 2013

On May 2, 2013, the Company acquired Ella’s Kitchen Group Limited (“Ella’s Kitchen”), a manufacturer and distributor of premium organic baby food under the Ella’s Kitchen® brand and the first company to offer baby food in convenient flexible pouches. Ella’s Kitchen offers a range of branded organic baby food products principally in the United Kingdom, the United States and Scandinavia. Ella’s Kitchen’s operations are included as part of the Company’s United States operating segment. Consideration in the transaction consisted of cash totaling £37,571, net of cash acquired (approximately $58,437 at the transaction date exchange rate) and 1,375,558 shares of the Company’s common stock valued at $45,050. The acquisition was funded with borrowings under our Credit Agreement. The amounts of net sales and income before income taxes from continuing operations attributable to the Ella’s Kitchen acquisition and included in our consolidated results were not material in the fiscal year ended June 30, 2013.

On December 21, 2012, the Company acquired the assets and business of Zoe Sakoutis LLC, d/b/a BluePrint Cleanse (“BluePrint”), a nationally recognized leader in the cold-pressed juice category based in New York City, for $16,679 in cash and 348,534 shares of the Company’s common stock valued at $9,525. Additionally, contingent consideration was payable based upon the achievement of specified operating results during the two annual periods ending December 31, 2013 and 2014. The Company recorded $13,491 as the fair value of the contingent consideration at the acquisition date. In the fourth quarter of fiscal 2014, the Company paid $11,800 in settlement of the contingent consideration obligation with the sellers (see note 15). The BluePrint® brand, which is part of our United States operating segment, expanded our product offerings into a new category. The acquisition was funded with existing cash balances and borrowings under our Credit Agreement. The amounts of net sales and income before income taxes from continuing operations attributable to the BluePrint acquisition and included in our consolidated results were not material in the fiscal year ended June 30, 2013.

On November 1, 2012, the Company completed the disposal of our sandwich business, including the Daily BreadTM brand name, in the United Kingdom. The disposal transaction resulted in an exchange of businesses, whereby the Company acquired the fresh prepared fruit products business of Superior Food Limited in the United Kingdom in exchange for the Company’s sandwich business and a cash payment of £1,000 (approximately $1,600 at the transaction date exchange rate).

On October 27, 2012, the Company completed the acquisition of a portfolio of market-leading packaged grocery brands including Hartley’s®, Sun-Pat®, Gale’s®, Robertson’s® and Frank Cooper’s®, together with the manufacturing facility in Cambridgeshire, United Kingdom (the “UK Ambient Grocery Brands”) from Premier Foods plc. The product offerings acquired include jams, fruit spreads, jellies, nut butters, honey and marmalade products. Consideration in the transaction consisted of £169,708 in cash (approximately $273,246 at the transaction date exchange rate) funded with borrowings under our Credit Agreement and 1,672,852 shares of the Company’s common stock valued at $48,061. Since the date of acquisition, net sales of $161,784 and income before income taxes from continuing operations of $19,873 were included in the Consolidated Statement of Income for the fiscal year ended June 30, 2013. These results for the UK Ambient Grocery Brands since the date of acquisition on October 27, 2012 through the end of fiscal 2013 did not include all of the selling, general and administrative expenses required to properly support the future operations of the acquired business as these brands were acquired without such functions and the build of the required infrastructure and integration activities was ongoing.

On August 20, 2012, the Company completed the sale of its private-label chilled ready meals business in the United Kingdom (the “CRM business”). Total consideration received was £9,641 (approximately $15,132 at the transaction date exchange rate). A preliminary loss on disposal was recognized of $3,616 ($4,200 after-tax, which includes the write-off of certain deferred tax assets) in the fiscal year ended June 30, 2013, and a subsequent gain of $1,148 in the fiscal year ended June 30, 2014 related to the finalization of the working capital adjustment with the purchaser. These amounts are included within “Loss from discontinued operations, net of tax” in the Consolidated Statements of Income.

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

5.    DISCONTINUED OPERATIONS

On February 6, 2014, the Company completed the sale of the Grains Noirs business in Europe. As result of the sale, a loss on disposal of $2,777 was recorded during the fiscal year ended June 30, 2014. The operating results of Grains Noirs were not material to the Company’s consolidated financial statements. The Company recorded a gain of $1,148 during the fiscal year ended June 30, 2014 related to the finalization of a working capital adjustment on the sale of the CRM business in the United Kingdom, which was completed in fiscal 2013.

Summarized results of our discontinued operations are as follows. There were no amounts recorded in discontinued operations for the fiscal year ended June 30, 2015.

	Fiscal Year ended June 30,
	2014	2013
Net sales	$—	$15,313
Operating loss	$—	$(1,176)
Loss on sale of business, net of tax	$(1,629)	$(4,200)
Loss from discontinued operations, net of tax	$(1,629)	$(5,137)

6.    INVENTORIES

Inventories consisted of the following:

	June 30, 2015	June 30, 2014
Finished goods	$240,004	$190,818
Raw materials, work-in-progress and packaging	142,207	129,433
	$382,211	$320,251

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2015	June 30, 2014
Land	$36,386	$34,021
Buildings and improvements	88,507	75,895
Machinery and equipment	359,183	329,680
Furniture and fixtures	10,272	10,352
Leasehold improvements	19,257	21,836
Construction in progress	11,444	4,850
	525,049	476,634
Less: Accumulated depreciation and amortization	180,787	165,973
	$344,262	$310,661

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs its annual test for goodwill and indefinite lived intangible asset impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite-life intangible assets below their carrying value, an interim test is performed. During the fiscal year ended June 30, 2015, the Company recorded a non-cash partial impairment charge of $5,510 related to a United Kingdom indefinite-lived intangible asset (the Company’s New Covent Garden Soup Co.® trademark). There were no other impairment charges recorded during fiscal 2014 or 2015.

Changes in the carrying amount of goodwill by reportable segment for the fiscal years ended June 30, 2015 and 2014 were as follows:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2013 (a)	$574,558	$232,849	$—	$68,699	$876,106
Acquisition activity	27,766	190,772	—	520	219,058
Translation and other adjustments, net	5,002	34,197	—	5	39,204
Balance as of June 30, 2014 (a)	607,326	457,818	—	69,224	1,134,368
Acquisition activity	3,792	(1,395)	45,328	2,927	50,652
Translation and other adjustments, net	(3,275)	(36,257)	—	(9,409)	(48,941)
Balance as of June 30, 2015 (a)	$607,843	$420,166	$45,328	$62,742	$1,136,079

(a) The total carrying value of goodwill for all periods in the table above is reflected net of $42,029 of accumulated impairment charges recorded during fiscal 2009 which relate to the Company’s United Kingdom and Europe operating segments.

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At June 30, 2015, included in trademarks and other intangible assets on the balance sheet are $207,609 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	June 30, 2015	June 30, 2014
Non-amortized intangible assets:
Trademarks and tradenames	$507,853	$498,068
Amortized intangible assets:
Other intangibles	207,609	206,071
Less: accumulated amortization	(67,708)	(52,657)
Net carrying amount	$647,754	$651,482

Amortization expense included in continuing operations was as follows:

	Fiscal Year ended June 30,
	2015	2014	2013
Amortization of intangible assets	$17,985	$15,600	$12,398

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2016	2017	2018	2019	2020
Estimated amortization expense	$17,017	$16,613	$16,522	$13,967	$13,592

The weighted average remaining amortization period of amortized intangible assets is 10.2 years.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2015	June 30, 2014
Payroll, employee benefits and other administrative accruals	$65,044	$54,171
Selling and marketing related accruals	10,938	11,310
Contingent consideration, current portion	—	5,611
Other	3,185	13,814
	$79,167	$84,906

10.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	June 30, 2015	June 30, 2014
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	660,216	614,502
Tilda short-term borrowing arrangements	29,600	65,975
Vendor Loan Note (see note 4)	—	34,056
Other borrowings	4,067	3,390
	843,883	867,923
Short-term borrowings and current portion of long-term debt	31,275	100,096
	$812,608	$767,827

The Company has $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of June 30, 2015, $150,000 of the senior notes was outstanding. The Company has the ability and currently intends to refinance these borrowings on a long-term basis on or before the maturity date and therefore has classified these borrowings as long-term.

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1 billion unsecured revolving credit facility which may be increased by an additional uncommitted $350 million, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of August 31, 2012. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of June 30, 2015, there were $660,216 of borrowings outstanding under the Credit Agreement.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2015 was 1.69%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £50,393. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at June 30, 2015).

Maturities of all debt instruments at June 30, 2015, are as follows:

Due in Fiscal Year	Amount
2016	$31,275
2017	2,130
2018	197
2019	60
2020	810,221
$843,883

Interest paid during the fiscal years ended June 30, 2015, 2014 and 2013 amounted to $22,865, $20,560 and $19,154, respectively.

11.    INCOME TAXES

The components of income before income taxes and equity in earnings of equity-method investees were as follows:

	Fiscal Year ended June 30,
	2015	2014	2013
Domestic	$176,898	$157,492	$130,908
Foreign	38,392	50,102	22,914
Total	$215,290	$207,594	$153,822

The provision for income taxes is presented below.

	Fiscal Year ended June 30,
	2015	2014	2013
Current:
Federal	$41,268	$46,722	$31,370
State and local	8,237	7,891	3,792
Foreign	9,981	16,836	6,565
	59,486	71,449	41,727
Deferred:
Federal	(10,191)	2,287	(4,064)
State and local	(932)	372	(405)
Foreign	(480)	(4,009)	(2,934)
	(11,603)	(1,350)	(7,403)
Total	$47,883	$70,099	$34,324

Income taxes paid during the fiscal years ended June 30, 2015, 2014 and 2013 amounted to $47,317, $47,339 and $22,051, respectively.

Reconciliations of expected income taxes at the U.S. federal statutory rate of 35% to the Company’s provision for income taxes for the fiscal years ended June 30 were as follows:

	2015	%	2014	%	2013	%
Expected U.S. federal income tax at statutory rate	$75,352	35.0%	$72,659	35.0%	$53,838	35.0%
State income taxes, net of federal benefit	4,834	2.2%	5,371	2.6%	3,278	2.1%
Domestic manufacturing deduction	(1,210)	(0.6)%	(2,482)	(1.2)%	(2,563)	(1.7)%
Foreign income at different rates	(9,105)	(4.2)%	(4,842)	(2.3)%	(4,950)	(3.2)%
Corporate tax reorganization	(20,670)	(9.6)%	—	—%	—	—%
Non-taxable gains on acquisition of pre-existing ownership interests in HPPC and Empire	(2,890)	(1.3)%	—	—%	—	—%
Worthless stock deduction	—	—%	—	—%	(13,186)	(8.6)%
Reduction of deferred tax liabilities resulting from change in United Kingdom tax rate	—	—%	(3,739)	(1.8)%	(2,288)	(1.4)%
Other	1,572	0.7%	3,132	1.5%	195	0.1%
Provision for income taxes	$47,883	22.2%	$70,099	33.8%	$34,324	22.3%

The effective tax rate for the fiscal year ended June 30, 2015 includes an income tax benefit $20,670 resulting from an election made during the fiscal year to change the tax status of the Company’s Canadian subsidiary.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) were as follows:

	June 30, 2015	June 30, 2014
Current deferred tax assets:
Basis difference on inventory	$8,106	$5,995
Reserves not currently deductible	12,334	17,365
Other	318	420
Current deferred tax assets	20,758	23,780

Noncurrent deferred tax assets/(liabilities):
Basis difference on intangible assets	(155,049)	(143,478)
Basis difference on property and equipment	(21,067)	(17,782)
Other comprehensive income	(1,217)	(7,969)
Net operating loss and tax credit carryforwards	31,996	24,067
Stock based compensation	6,828	6,526
Other	2,267	27
Valuation allowances	(9,055)	(9,830)
Noncurrent deferred tax liabilities, net	(145,297)	(148,439)

Total net deferred tax liabilities	$(124,539)	$(124,659)

We have U.S. foreign tax credit carryforwards of $3,998 at June 30, 2015 with various expiration dates through 2025. We have U.S. tax net operating losses available for carryforward at June 30, 2015 of $42,880 that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2033. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards recorded prior to their expiration.

We have deferred tax benefits related to foreign net operating losses, primarily in the United Kingdom and Germany, and to a lesser extent in Belgium, totaling $9,055. The losses in the United Kingdom were recorded prior to the acquisition of Daniels and in Germany were the result of certain factory start-up costs incurred in prior years for the Company’s plant-based beverage facility. These losses represented sufficient evidence to determine that a valuation allowance for these carryforward losses was appropriate. Under current tax law in these jurisdictions, our carryforward losses have no expiration. If the Company is able to realize any of these carryforward losses in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year ended June 30,
	2015	2014
Balance at beginning of year	$9,830	$10,456
Additions charged to income tax expense	214	2,226
Reductions credited to income tax expense	—	(760)
Net change from liquidations, tax rate changes and other	—	(3,036)
Currency translation adjustments	(989)	944
Balance at end of year	$9,055	$9,830

As of June 30, 2015, the Company had approximately $155,152 of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings indefinitely. If in the future these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that might be payable if some or all of such earnings were to be remitted.

Unrecognized tax benefits, including interest and penalties, activity is summarized below:

	Fiscal Year ended June 30,
	2015	2014	2013
Balance at beginning of year	$2,351	$2,507	$1,337
Additions based on tax positions related to the current year	722	750	574
Additions for acquired companies	—	—	941
Reductions due to lapse in statute of limitations and settlements	(753)	(906)	(345)
Balance at end of year	$2,320	$2,351	$2,507

At June 30, 2015, $2,320 represents the amount that would impact the effective tax rate in future periods if recognized.

The Company records interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company recognized $10, $6 and $268 of interest and penalties related to the above unrecognized benefits within income tax expense for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The Company had accrued $86 and $76 for interest and penalties at the end of fiscal 2015 and 2014, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012. The Company is no longer subject to tax examinations in the United Kingdom for years prior to 2012. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. There are various tax audits currently ongoing, however the Company does not believe the ultimate outcome of such audits will have a material impact on the Company’s consolidated financial statements.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5 million shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting, or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s Common Stock. At June 30, 2015 and 2014, no preferred stock was issued or outstanding.

Common Stock Issued

In connection with the acquisition of HPPC during fiscal 2015, 462,856 shares at a total value of $19,690 were issued to the sellers. In connection with the acquisitions of Rudi’s and Tilda during fiscal 2014, 3,559,834 shares at a total value of $159,521 were issued to the sellers. In connection with the acquisitions of the UK Ambient Grocery Brands, BluePrint and Ella’s Kitchen during fiscal 2013, 3,396,944 shares at a total value of $102,636 were issued to the sellers (see Note 4).

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss):

	Fiscal Year ended June 30,
	2015	2014
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$(103,209)	$90,625
Amounts reclassified into income	—	—
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income (loss) before reclassifications	5,449	(1,214)
Amounts reclassified into income (2)	(3,868)	(190)
Unrealized gain on available for sale investment:
Other comprehensive income (loss) before reclassifications	(595)	(1,121)
Amounts reclassified into income (3)	(311)	(721)
Net change in accumulated other comprehensive income (loss)	$(102,534)	$87,379

(1)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $40,017 and $21,862 for fiscal years ended June 30, 2015 and 2014, respectively.

(2)
Amounts reclassified into income for deferred gains on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $5,087 and $284 for the fiscal years ended June 30, 2015 and 2014, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 14). Such amounts are recorded in “Interest and other expenses, net” in the Consolidated Statements of Income. There was no tax expense associated with these gains reclassified into income as the Company utilized capital losses to offset these gains.

13.    STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

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

2002 Long-Term Incentive and Stock Award Plan, as amended. In November 2002, our stockholders approved the 2002 Long-Term Incentive and Stock Award Plan. An aggregate of 3,200,000 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2014 Annual Meeting, the plan was amended to increase the number of shares issuable to 31,500,000 shares. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, performance shares, performance share units and other equity awards to employees, directors and consultants. Awards denominated in shares of common stock other than options and stock appreciation rights will be counted against the available share limit as 2.07 shares for every one share covered by such award. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Stock option awards granted under the plan expire 7 years after the date of grant. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. No awards shall be granted under this plan after November 20, 2024.

There were no options granted under this plan in fiscal years 2015, 2014 or 2013.

There were 439,652, 387,760 and 1,290,254 shares of restricted stock and restricted share units granted under this plan during fiscal years 2015, 2014 and 2013, respectively. Included in these grants during fiscal years 2015, 2014 and 2013 were 365,400, 353,120 and 1,227,200, respectively, of restricted stock and restricted share units granted under the Company’s long-term incentive programs, of which 108,638, 74,680 and 898,032, respectively, are subject to the achievement of minimum performance goals established under those programs (see “Long-term Incentive Plan,” below) or market conditions.

At June 30, 2015, 1,126,968 options and 1,098,254 unvested restricted stock and restricted share units were outstanding under this plan and there were 9,339,767 shares available for grant under this plan.

2000 Directors Stock Plan, as amended. In May 2000, our stockholders approved the 2000 Directors Stock Plan. The plan originally provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 1,500,000 shares of our common stock. In December 2003, the plan was amended to increase the number of shares issuable to 1,900,000 shares. In March 2009, the plan was amended to permit the granting of restricted stock, restricted share units and dividend equivalents and was renamed. All of the options granted to date under this plan have been non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Stock option awards granted under the plan expire 7 years after the date of grant. No awards shall be granted under this plan after December 1, 2015.

There were no options granted under this plan in fiscal years 2015, 2014, or 2013.

There were 19,800, 28,000, and 49,500 shares of restricted stock granted under this plan during fiscal years 2015, 2014 and 2013, respectively.

At June 30, 2015, 46,788 unvested restricted shares were outstanding and there will be no further shares or options granted under this plan.

At June 30, 2015 there were also 121,944 options outstanding that were granted under the prior Celestial Seasonings plan. Although no further awards can be granted under those plans, the options outstanding continue in accordance with the terms of the respective plans and grants.

There were 11,723,361 shares of Common Stock reserved for future issuance in connection with stock based awards as of June 30, 2015.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock based compensation plans were as follows:

	Fiscal Year ended June 30,
	2015	2014	2013
Compensation cost (included in selling, general and administrative expense)	$12,197	$12,448	$13,010
Related income tax benefit	$4,695	$4,787	$4,969

Stock Options

A summary of the stock option activity for the three fiscal years ended June 30, 2015 is as follows:

	2015	Weighted Average Exercise Price	2014	Weighted Average Exercise Price	2013	Weighted Average Exercise Price
Outstanding at beginning of year	2,674,290	$9.83	3,557,504	$9.44	5,160,866	$9.00
Exercised	(1,425,378)	$13.08	(882,614)	$8.30	(1,590,562)	$8.03
Canceled and expired	—	$—	(600)	$8.01	(12,800)	$7.44
Outstanding at end of year	1,248,912	$6.12	2,674,290	$9.83	3,557,504	$9.44
Options exercisable at end of year	1,248,912	$6.12	2,674,290	$9.83	3,470,854	$9.45

	Fiscal Year ended June 30,
	2015	2014	2013
Intrinsic value of options exercised	$62,213	$29,778	$39,562
Cash received from stock option exercises	$18,643	$7,320	$12,763
Tax benefit recognized from stock option exercises	$24,213	$11,584	$14,468

For options outstanding and exercisable at June 30, 2015, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $74,616 and the weighted average remaining contractual life was 2.3 years. At June 30, 2015 there was no unrecognized compensation expense related to stock option awards.

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

A summary of the restricted stock and restricted share units activity for the three fiscal years ended June 30, 2015 is as follows:

	2015	Weighted Average Grant Date Fair Value (per share)	2014	Weighted Average Grant Date Fair Value (per share)	2013	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units - beginning of year	1,258,744	$25.44	1,547,136	$21.22	974,818	$14.97
Granted	311,284	$54.11	224,792	$41.39	1,123,064	$22.80
Vested	(401,936)	$26.86	(476,290)	$19.09	(531,638)	$13.12
Forfeited	(23,050)	$40.65	(36,894)	$28.72	(19,108)	$19.37
Non-vested restricted stock and restricted share units - end of year	1,145,042	$32.30	1,258,744	$25.44	1,547,136	$21.22

	Fiscal Year ended June 30,
	2015	2014	2013
Fair value of restricted stock and restricted share units granted	$16,462	$9,303	$25,606
Fair value of shares vested	$21,481	$19,905	$16,547
Tax benefit recognized from restricted shares vesting	$8,364	$7,535	$6,253

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

At June 30, 2015, $19,378 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $4,967, $9,495 and $7,460 for the fiscal years ended June 30, 2015, 2014 and 2013 respectively, related to LTI plans.

14.    INVESTMENTS AND JOINT VENTURES

Equity method investments

At June 30, 2015, the Company owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of CK Hutchison Holdings Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of the investment and advances to HHO of $1,109 are included on the Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 2,037,400 and 2,299,000 of its YHS shares during the fiscal years ended June 30, 2015 and 2014, respectively, which resulted in pre-tax gains of $311 and $1,511, respectively, on the sales. The remaining shares held at June 30, 2015 totaled 1,035,338. The fair value of these shares held was $1,196 (cost basis of $1,291) at June 30, 2015 and $5,314 (cost basis of $3,831) at June 30, 2014 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$45,101	$45,101	$—	$—
Forward foreign currency contracts	1,590	—	1,590	—
Available for sale securities	1,196	1,196	—	—
	$47,887	$46,297	$1,590	$—
Liabilities:
Forward foreign currency contracts	$274	$—	$274	$—
Contingent consideration, of which $3,789 is noncurrent	3,789	—	—	3,789
Total	$4,063	$—	$274	$3,789

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$31,902	$31,902	$—	$—
Forward foreign currency contracts	391	—	391	—
Available for sale securities	5,314	5,314	—	—
	$37,607	$37,216	$391	$—
Liabilities:
Forward foreign currency contracts	$1,168	$—	$1,168	$—
Contingent consideration, of which $2,669 is noncurrent	8,280	—	—	8,280
Total	$9,448	$—	$1,168	$8,280

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

In connection with the acquisitions of Belvedere in February 2015, Cully & Sully in April 2012 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. The Company estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. During the fiscal year ended June 30, 2015, additional expense of $280 was recorded related to the Cully & Sully acquisition, and in October 2014, $5,477 was paid to the sellers in settlement of this obligation. The significant inputs used in the estimate of the remaining obligation for Belvedere and GG UniqueFiber include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability (weighted average discount rate of 8.0% for the outstanding liability as of June 30, 2015). Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.

The following table summarizes the Level 3 activity:

	Fiscal Year ended June 30,
	2015	2014
Balance at beginning of year	$8,280	$22,814
Fair value of initial contingent consideration	1,603	—
Contingent consideration adjustments	280	(3,026)
Contingent consideration paid	(5,477)	(11,800)
Translation adjustment	(897)	292
Balance at end of year	$3,789	$8,280

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2015 or 2014.

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at June 30, 2015 were $47,202 and $1,316 of net assets. There were $69,431 of notional amount and $777 of net liabilities of foreign exchange derivative contracts outstanding at June 30, 2014. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 12 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the fiscal years ended June 30, 2015 and 2014, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the fiscal years ended June 30, 2015 and 2014.

16.    COMMITMENTS AND CONTINGENCIES

Lease commitments and rent expense

The Company leases office, manufacturing and warehouse space. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2015, are as follows:

Fiscal Year
2016	$15,695
2017	11,921
2018	10,630
2019	9,728
2020	7,440
Thereafter	43,437
$98,851

Rent expense charged to operations for the fiscal years ended June 30, 2015, 2014 and 2013 was $27,028, $20,567 and $16,449, respectively.

Legal Proceedings

On May 11, 2011, Rosminah Brown, on behalf of herself and all other similarly situated individuals, as well as a non-profit organization, filed a putative class action in the Superior Court of California, Alameda County against the Company. The complaint alleged that the labels of certain Avalon Organics® brand and JASON® brand personal care products used prior to the Company’s implementation of ANSI/NSF-305 certification in mid-2011 violated certain California statutes. Defendants removed the case to the United States District Court for the Northern District of California. The action was consolidated with a subsequently-filed putative class action containing substantially identical allegations concerning only the JASON® brand personal care products. The consolidated actions sought an award for damages, injunctive relief, costs, expenses and attorney’s fees. In July 2015, the Company reached an agreement in principle with the plaintiffs to settle the class action for $7,500 in addition to the distribution of consumer coupons up to a value of $2,000. In connection with the proposed settlement, the Company recorded a charge of $5,725 in the fourth quarter of fiscal 2015 (a separate charge of $1,975 was recorded in prior years). The Company is currently working with the plaintiffs to finalize the matter.

Other

On August 19, 2014, the Company announced a voluntary recall on certain nut butters. In connection with the voluntary recall, the Company recorded pre-tax costs totaling $34,256 for the fiscal year ended June 30, 2015 and previously recorded charges of $6,000 in fiscal 2014. For the fiscal year ended June 30, 2015 the charges recorded primarily relate to returns of product from customers ($15,773) and inventory on-hand and other cost of goods sold charges ($13,574), and to a lesser extent consumer refunds and other administrative costs ($4,909). The U.S. Food and Drug Administration now considers this recall concluded and the Company does not anticipate any further material charges to be incurred.

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

17.    DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2015, 2014 and 2013, we made contributions to the Plan of $866, $539 and $542, respectively.

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

Net sales and operating profit are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and other.” Corporate and other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring, impairment and integration charges are included in “Corporate and other.” Expenses that are managed centrally but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Certain recall and factory start-up costs incurred in the United States and Europe segments that were included in “Corporate and other” in the prior year have been reclassified to their respective segments to conform to the current year presentation. Assets are reviewed by the CODM on a consolidated basis and are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Years ended June 30,
	2015	2014	2013
Net Sales: (1)
United States	$1,367,388	$1,282,175	$1,095,867
United Kingdom	735,996	637,454	420,408
Hain Pure Protein	358,582	—	—
Rest of World	226,549	233,982	218,408
	$2,688,515	$2,153,611	$1,734,683

Operating Income:
United States	$199,901	$205,864	$177,352
United Kingdom	46,222	52,661	31,069
Hain Pure Protein	26,479	—	—
Rest of World	16,438	16,931	18,671
	$289,040	$275,456	$227,092
Corporate and other (2)	(51,295)	(47,719)	(52,780)
	$237,745	$227,737	$174,312

(1)
One of our customers accounted for approximately 12%, 13%, and 15% of our consolidated net sales for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, which were primarily related to the United States segment. A second customer accounted for approximately 10%, 11% and 10% of our consolidated net sales for the fiscal years ended June 30, 2015, 2014 and 2013, which were primarily related to the United States and United Kingdom segments.

(2)
Includes $8,471, $10,076 and $16,634 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Corporate and other also includes expense of $280 for the fiscal year ended June 30, 2015, a net reduction of expense of $3,616 for the fiscal year ended June 30, 2014, and expense of $2,336 for the fiscal year ended June 30, 2013, related to adjustments of the carrying value of contingent consideration. Additionally, a non-cash impairment charge of $5,510 for the fiscal year ended June 30, 2015 related to a United Kingdom indefinite-lived intangible asset is also included in Corporate and other.

The Company’s sales by product category are as follows:

	Fiscal Year ended June 30,
	2015	2014	2013
Grocery	$1,765,540	$1,669,208	$1,286,377
Protein	358,582	—	—
Snacks	302,093	249,033	220,452
Tea	120,707	115,593	110,819
Personal Care	141,593	119,777	117,035
Total	$2,688,515	$2,153,611	$1,734,683

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	June 30, 2015	June 30, 2014
United States	$151,450	$139,919
Canada	11,386	9,694
United Kingdom	195,131	198,505
Europe	22,451	27,746
	$380,418	$375,864

19.    SUBSEQUENT EVENTS

On July 24, 2015, the Company acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Consideration in the transaction consisted of cash totaling €22,400 (approximately $24,562 at the transaction date exchange rate) and 240,207 shares of the Company’s common stock valued at $16,308. Also included in the acquisition was the assumption of net debt totaling €15,951. The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona will be included in our Europe operating segment.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Company acquired Belvedere International, Inc. (“Belvedere”) on February 20, 2015 and EK Holdings, Inc. on March 4, 2015 (“Empire”). We have excluded Belvedere and Empire from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. The acquired businesses accounted for 4.1 percent of our total assets and 5.6 percent of our total net assets as of June 30, 2015, and 2.2 percent of both our revenues and net income for the fiscal year then ended.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. Management’s assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, the Company’s management concluded that as of June 30, 2015, our internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of June 30, 2015 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Hain Celestial Group, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Belvedere International Inc. (“Belvedere”), acquired on February 20, 2015, and EK Holdings, Inc. (“Empire”) acquired on March 4, 2015, which are included in the fiscal 2015 consolidated financial statements of The Hain Celestial Group, Inc. and Subsidiaries and constituted 4.1 percent of total assets, 5.6 percent of net assets, and 2.2 percent of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of The Hain Celestial Group, Inc. also did not include an evaluation of the internal control over financial reporting of Belvedere and Empire.

In our opinion, The Hain Celestial Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015 of The Hain Celestial Group, Inc. and Subsidiaries and our report dated August 21, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York
August 21, 2015

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2015.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2015.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2015.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2015.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2015.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1)
Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2015 and 2014
Consolidated Statements of Income - Fiscal Years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(a)(2)
Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.  All other financial schedules are not required under the related instructions, or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe (i)	Deductions - describe (ii)	Balance at end of period
Fiscal Year Ended June 30, 2015:
Allowance for doubtful accounts	$1,586	$791	$20	$(1,501)	$896
Valuation allowance for deferred tax assets	$9,830	$214	$—	$(989)	$9,055

Fiscal Year Ended June 30, 2014:
Allowance for doubtful accounts	$2,564	$51	$330	$(1,359)	$1,586
Valuation allowance for deferred tax assets	$10,456	$1,466	$—	$(2,092)	$9,830

Fiscal Year Ended June 30, 2013:
Allowance for doubtful accounts	$2,661	$67	$—	$(164)	$2,564
Valuation allowance for deferred tax assets	$11,183	$(1,160)	$—	$433	$10,456

(i)	Represents the allowance for doubtful accounts of the business acquired during the fiscal year

(ii)	Amounts written off and changes in exchange rates

(a)(3)     Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	August 21, 2015	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	August 21, 2015	/s/ Stephen J. Smith
Stephen J. Smith, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	August 21, 2015
Irwin D. Simon

/s/ Stephen J. Smith	Executive Vice President and Chief Financial Officer	August 21, 2015
Stephen J. Smith

/s/ Ross Weiner	Vice President and Chief Accounting Officer	August 21, 2015
Ross Weiner

/s/ Richard C. Berke	Director	August 21, 2015
Richard C. Berke

/s/ Andrew R. Heyer	Director	August 21, 2015
Andrew R. Heyer

	Director	August 21, 2015
Raymond W. Kelly

/s/ Roger Meltzer	Director	August 21, 2015
Roger Meltzer

/s/ Scott M. O’Neil	Director	August 21, 2015
Scott M. O’Neil

/s/ Adrianne Shapira	Director	August 21, 2015
Adrianne Shapira

/s/ Lawrence S. Zilavy	Director	August 21, 2015
Lawrence S. Zilavy

EXHIBIT INDEX

Exhibit Number	Description

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Hain Celestial Group, Inc. (incorporated by reference to Exhibit 3.2(b) of the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2014).

3.2	The Hain Celestial Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) of the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2014).
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

10.2	2000 Directors Stock Plan (incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement dated February 18, 2009).
10.3
The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

10.4	The Hain Celestial Group, Inc. 2015-2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).
10.5
Employment Agreement between the Company and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2006.

10.5.1
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.5.2
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on July 2, 2009).

10.5.3
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 6, 2012).

10.5.4
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated November 2, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2012).

10.5.5
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

10.13
Form of the Change in Control Agreement between the Company and John Carroll (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

10.14
Form of the Offer Letter Amendments between the Company and John Carroll (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2009).

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

10.18
Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2010).

10.19
Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2(a) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011).

10.20
Form of Restricted Stock Agreement with the Company’s non-CEO executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.3(a) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011).

10.21
Restricted Stock Agreement between the Company and Irwin D. Simon, dated as of July 3, 2012 (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2012).

21.1	Subsidiaries of Company.
23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.