Form 10-Q
period 2015-09-30
HAIN CELESTIAL GROUP INC
filed 2015-11-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
Yes  ☐    No  ☒

As of November 2, 2015 there were 102,961,807 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND JUNE 30, 2015
(In thousands, except share amounts)

	September 30,	June 30,
	2015	2015
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$147,699	$166,922
Accounts receivable, less allowance for doubtful accounts of $923 and $896	330,221	320,197
Inventories	427,152	382,211
Deferred income taxes	20,978	20,758
Prepaid expenses and other current assets	38,914	42,931
Total current assets	964,964	933,019
Property, plant and equipment, net	361,797	344,262
Goodwill	1,142,257	1,136,079
Trademarks and other intangible assets, net	647,339	647,754
Investments and joint ventures	2,140	2,305
Other assets	33,679	33,851
Total assets	$3,152,176	$3,097,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236,434	$251,999
Accrued expenses and other current liabilities	94,671	79,167
Current portion of long-term debt	45,232	31,275
Total current liabilities	376,337	362,441
Long-term debt, less current portion	843,290	812,608
Deferred income taxes	146,135	145,297
Other noncurrent liabilities	4,789	5,237
Total liabilities	1,370,551	1,325,583
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 150,000,000 shares, issued 106,180,038 and 105,840,586 shares	1,062	1,058
Additional paid-in capital	1,094,217	1,073,671
Retained earnings	828,816	797,514
Accumulated other comprehensive loss	(81,514)	(42,406)
	1,842,581	1,829,837
Less: 3,278,675 and 3,229,342 shares of treasury stock, at cost	(60,956)	(58,150)
Total stockholders’ equity	1,781,625	1,771,687
Total liabilities and stockholders’ equity	$3,152,176	$3,097,270
Note: The balance sheet at June 30, 2015 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2015	2014
Net sales	$687,188	$631,257
Cost of sales	535,141	505,413
Gross profit	152,047	125,844
Selling, general and administrative expenses	86,254	90,924
Amortization/impairment of acquired intangibles	4,672	4,509
Acquisition related expenses, restructuring and integration charges, net	3,653	1,584
Operating income	57,468	28,827
Interest and other expenses, net	11,868	3,926
Income before income taxes and equity in earnings of equity-method investees	45,600	24,901
Provision for income taxes	14,382	6,066
Equity in net (income) of equity-method investees	(84)	(20)
Net income	$31,302	$18,855

Net income per common share:
Basic	$0.30	$0.19
Diluted	$0.30	$0.18

Weighted average common shares outstanding:
Basic	102,807	100,682
Diluted	104,258	102,656
Note: Share and per share amounts for the three months ended September 30, 2014 have been retroactively adjusted to reflect a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands)

	Three Months Ended
	September 30, 2015			September 30, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$31,302			$18,855

Other comprehensive income (loss):
Foreign currency translation adjustments	$(40,293)	$—	(40,293)	$(61,042)	$1,440	(59,602)
Change in deferred gains (losses) on cash flow hedging instruments	1,740	(399)	1,341	2,405	(1,439)	966
Change in unrealized gain on available for sale investment	(255)	99	(156)	(851)	263	(588)
Total other comprehensive income (loss)	$(38,808)	$(300)	$(39,108)	$(59,488)	$264	$(59,224)

Total comprehensive (loss) income			$(7,806)			$(40,369)
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2015	105,840,586	$1,058	$1,073,671	$797,514	3,229,342	$(58,150)	$(42,406)	$1,771,687
Net income				31,302				31,302
Other comprehensive income							(39,108)	(39,108)
Issuance of common stock pursuant to compensation plans	99,245	1	(1)					—
Issuance of common stock in connection with acquisitions	240,207	3	16,305					16,308
Stock based compensation income tax effects			1,036					1,036
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					49,333	(2,806)		(2,806)
Stock based compensation charge			3,206					3,206
Balance at September 30, 2015	106,180,038	1,062	1,094,217	828,816	3,278,675	(60,956)	(81,514)	1,781,625
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,302	$18,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,556	14,580
Deferred income taxes	(1,681)	(1,705)
Equity in net income of equity-method investees	(84)	(20)
Stock based compensation	3,206	2,939
Contingent consideration expense	—	281
Gain on pre-existing ownership interest in Hain Pure Protein Corporation	—	(5,334)
Other non-cash items including unrealized currency gains/losses, net	4,625	(1,424)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(7,167)	(31,626)
Inventories	(43,656)	(34,427)
Other current assets	6,416	4,635
Other assets and liabilities	1,801	661
Accounts payable and accrued expenses	(4,533)	35,199
Net cash provided by operating activities	5,785	2,614

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired and working capital settlements	(25,233)	(20,310)
Purchases of property and equipment	(19,513)	(13,260)
Proceeds from sale of investment	—	1,287
Net cash used in investing activities	(44,746)	(32,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	—	1,233
Borrowings under bank revolving credit facility, net	20,141	21,500
Borrowings (repayments) of other debt, net	4,092	(16,521)
Excess tax benefits from stock based compensation	1,036	1,759
Shares withheld for payment of employee payroll taxes	(2,806)	(5,744)
Net cash provided by financing activities	22,463	2,227

Effect of exchange rate changes on cash	(2,725)	(3,651)

Net decrease in cash and cash equivalents	(19,223)	(31,093)
Cash and cash equivalents at beginning of period	166,922	123,751
Cash and cash equivalents at end of period	$147,699	$92,658
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

The Company has an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of CK Hutchison Holdings Limited, a company listed on the Hong Kong Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets (see Note 12).

The Company’s operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. Refer to Note 15 for additional information and selected financial information for the reportable segments.

2.    BASIS OF PRESENTATION

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2015 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. Please refer to the notes to the consolidated financial statements as of June 30, 2015 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for information not included in these condensed footnotes.

On December 29, 2014, the Company effected a two-for-one stock split of its common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All earnings per share information for the three months ended September 30, 2014 has been retroactively adjusted to reflect the stock split.

All amounts in the condensed consolidated financial statements, notes and tables have been rounded to the nearest thousand, except share and per share amounts, unless otherwise indicated.

Newly Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU No. 2015-03 must be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 states that for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has elected to early adopt the provisions of ASU Nos. 2015-03 and 2015-15 at the beginning of fiscal 2016. The adoption of the new guidance did not materially impact the Company’s consolidated financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for annual reporting periods beginning after December 15, 2015 and for interim periods within such annual period. Early application is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company has elected to early adopt the provisions of ASU No. 2015-16 at the beginning of fiscal 2016. The adoption of the new guidance did not materially impact the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements Not Yet Effective

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. ASU No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such annual period. Early application is permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2015-11.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and for interim periods withing such annual period, with early application prohibited for annual reporting periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2015	2014
Numerator:
Net income	$31,302	$18,855

Denominator for basic earnings per share - weighted average shares outstanding during the period (in thousands)	102,807	100,682
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units (in thousands)	1,451	1,974
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions (in thousands)	104,258	102,656

Basic net income per share	$0.30	$0.19
Diluted net income per share	$0.30	$0.18

Note: On December 29, 2014, the Company effected a two-for-one stock split of its common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All share and per share information for the three months ended September 30, 2014 has been retroactively adjusted to reflect the stock split.

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

Restricted stock awards totaling 102,422 were excluded from our diluted earnings per share calculations for the three months ended September 30, 2015 as such awards are contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods. There were 200,000 such awards excluded from our diluted earnings per share calculations for the three months ended September 30, 2014.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges, net” in the Condensed Consolidated Statements of Income. Acquisition-related costs of $1,013 and $1,129 were expensed in the three months ended September 30, 2015 and 2014, respectively. The expenses incurred during the first quarter of fiscal 2016 primarily relate to the acquisition of Mona. The expenses incurred during the first quarter of fiscal 2015 primarily relate to the acquisition of the remaining interest in HPPC.

Fiscal 2016

On July 24, 2015, the Company acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Consideration in the transaction consisted of cash totaling €23,012  (approximately $25,233 at the transaction date exchange rate) and 240,207 shares of the Company’s common stock valued at $16,308. Also included in the acquisition was the assumption of net debt totaling €15,951. The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona is included in the Europe operating segment. Net sales and income before income taxes attributable to the Mona acquisition and included in our consolidated results were not material in the three months ended September 30, 2015.

The following table summarizes the components of the preliminary purchase price allocation for the Mona acquisition:

Purchase Price:
Cash paid	$25,233
Equity issued	16,308
Total investment:	$41,541
Allocation:
Current assets	$17,801
Property, plant and equipment	16,391
Other long term assets	226
Identifiable intangible assets	16,617
Deferred taxes	(3,739)
Assumed liabilities	(29,636)
Goodwill	23,881
$41,541

The purchase price allocation is based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocation.

The preliminary fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $4,154 with an estimated useful life of 10 years and trade names valued at $12,463 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products and to expand sales of the Company’s existing products into new regions. The goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the three months ended September 30, 2015 and 2014, as if the acquisition of Mona had been completed at the beginning of fiscal 2015. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

	Three Months ended September 30,
	2015	2014
Net sales	$690,761	$646,356
Net income	$31,273	$19,037
Net income per diluted common share	$0.30	$0.18

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

The following table summarizes the components of the purchase price allocations for the fiscal 2015 acquisitions:

	HPPC	Belvedere	Empire	Total
Carrying value of pre-existing interest, after fair value adjustments:	$36,074	$—	$9,786	$45,860
Purchase Price:
Cash paid	20,310	13,988	57,595	91,893
Equity issued	19,690	—	—	19,690
Fair value of contingent consideration	—	1,603	—	1,603
Total investment:	$76,074	$15,591	$67,381	$159,046
Allocation:
Current assets	$52,055	$10,042	$19,628	$81,725
Property, plant and equipment	21,864	2,598	13,094	37,556
Other assets	7,288	—	—	7,288
Identifiable intangible assets	20,700	5,698	33,890	60,288
Deferred taxes	1,388	(3,890)	(14,668)	(17,170)
Assumed liabilities	(42,332)	(1,784)	(15,632)	(59,748)
Goodwill	15,111	2,927	31,069	49,107
	$76,074	$15,591	$67,381	$159,046

The Belvedere and Empire purchase price allocations are based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocations.

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

The following table provides unaudited pro forma results of continuing operations for the three months ended September 30, 2014 as if only the acquisitions completed in fiscal 2015 (HPPC, Belvedere and Empire) had been completed at the beginning of fiscal year 2015. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and the impact of reversing our previously recorded equity in HPPC’s net income as prior to the date of acquisition, HPPC was accounted for under the equity-method of accounting.

Three Months ended September 30, 2014
Net sales	$672,535
Net income	$25,124
Net income per diluted common share	$0.24

5.    INVENTORIES

Inventories consisted of the following:

	September 30, 2015	June 30, 2015
Finished goods	$248,264	$240,004
Raw materials, work-in-progress and packaging	178,888	142,207
	$427,152	$382,211

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2015	June 30, 2015
Land	$37,019	$36,386
Buildings and improvements	88,751	88,507
Machinery and equipment	368,864	359,183
Furniture and fixtures	12,776	10,272
Leasehold improvements	20,271	19,257
Construction in progress	20,283	11,444
	547,964	525,049
Less: Accumulated depreciation and amortization	186,167	180,787
	$361,797	$344,262

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reportable segment for the three months ended September 30, 2015 were as follows:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2015 (a)	$607,843	$420,166	$45,328	$62,742	$1,136,079
Acquisition activity	—	—	852	23,881	24,733
Translation and other adjustments, net	(1,223)	(14,538)	—	(2,794)	(18,555)
Balance as of September 30, 2015 (a)	$606,620	$405,628	$46,180	$83,829	$1,142,257

(a) The total carrying value of goodwill for all periods in the table above is reflected net of $42,029 of accumulated impairment charges recorded during fiscal 2009 which relate to the Company’s United Kingdom and Europe operating segments.

The Company performs its annual test for goodwill and indefinite lived intangible asset impairment on the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite-life intangible assets below their carrying value, an interim test is performed. During fiscal 2015, the Company recorded a non-cash partial impairment charge of $5,510 related to a United Kingdom indefinite-lived intangible asset (the Company’s New Covent Garden Soup Co.® tradename). There were no other impairment charges recorded during fiscal 2016 to date or fiscal 2015.

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At September 30, 2015, included in trademarks and other intangible assets on the balance sheet are $207,025 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	September 30, 2015	June 30, 2015
Non-amortized intangible assets:
Trademarks and tradenames	$511,522	$507,853
Amortized intangible assets:
Other intangibles	207,025	207,609
Less: accumulated amortization	(71,208)	(67,708)
Net carrying amount	$647,339	$647,754

Amortization expense included in continuing operations was as follows:

	Three Months ended September 30,
	2015	2014
Amortization of intangible assets	$4,672	$4,509

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2016	2017	2018	2019	2020
Estimated amortization expense	$17,315	$17,052	$16,446	$14,194	$14,291

The weighted average remaining amortization period of amortized intangible assets is 10.0 years.

8.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2015	June 30, 2015
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	680,390	660,216
Tilda short-term borrowing arrangements	33,483	29,600
Other borrowings	24,649	4,067
	888,522	843,883
Short-term borrowings and current portion of long-term debt	45,232	31,275
	$843,290	$812,608

The Company has $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of September 30, 2015, $150,000 of the senior notes was outstanding. The Company has the ability and currently intends to refinance these borrowings on a long-term basis on or before the maturity date and therefore has classified these borrowings as long-term.

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1 billion unsecured revolving credit facility which may be increased by an additional uncommitted $350 million, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated as of August 31, 2012. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of September 30, 2015, there were $680,390 of borrowings outstanding under the Credit Agreement, and the Company was in compliance with all associated covenants.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2015 was 1.56%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £50,393. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at September 30, 2015).

Other borrowings primarily relate to borrowings at Mona and include both short and long-term arrangements. Sort-term borrowing arrangements are used to fund working capital and the maximum amount permitted under all such arrangements is €12,000. Mona also entered into long-term borrowings which were used to finance the capital expenditures. Outstanding borrowings are collateralized by the assets of Mona and have terms ranging from 12 months to 8 years.  Such borrowings bear interest at variable rates typically based on EURIBOR plus a margin (weighted average interest rate of approximately 2.5% at September 30, 2015).

9.    INCOME TAXES

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

The effective income tax rate from continuing operations was 31.5% and 24.4% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the three months ended September 30, 2014 was lower than the current year period as a result of the non-taxable gain recorded in the prior year period on the pre-existing ownership interest in HPPC of $5,334 (see Note 4). The Company’s effective tax rate was also impacted by changes in the mix of taxable income by jurisdiction, due in part to the recent domestic acquisitions of HPPC and Empire and the associated higher domestic tax rate.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2015	2014
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$(40,293)	$(59,602)
Amounts reclassified into income	—	—
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income (loss) before reclassifications	2,153	1,510
Amounts reclassified into income (2)	(812)	(544)
Unrealized gain on available for sale investment:
Other comprehensive income (loss) before reclassifications	(156)	(399)
Amounts reclassified into income (3)	—	(189)
Net change in accumulated other comprehensive income (loss)	$(39,108)	$(59,224)

(1)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $14,715 and $23,048 for the three months ended September 30, 2015 and 2014, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $1,084 and $715 for the three months ended September 30, 2015 and 2014, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 12). Such amounts are recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income and were $0 and $311 before taxes for the three months ended September 30, 2015 and 2014, respectively.

11.    STOCK BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

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

Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended September 30,
	2015	2014
Compensation cost (included in selling, general and administrative expense)	$3,206	$2,939
Related income tax benefit	$1,211	$1,125

Stock Options

A summary of the stock option activity for the three months ended September 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2015	1,248,912	$6.12
Exercised	—	$—
Options outstanding and exercisable at September 30, 2015	1,248,912	$6.12	2.1 years	$56,806

	Three Months Ended September 30,
	2015	2014
Intrinsic value of options exercised	$—	$3,229
Cash received from stock option exercises	$—	$1,233
Tax benefit recognized from stock option exercises	$—	$1,210

At September 30, 2015 there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share units activity for the three months ended September 30, 2015 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units at June 30, 2015	1,145,042	$32.30
Granted	—	$—
Vested	(99,245)	$27.15
Forfeited	(14,014)	$49.47
Non-vested restricted stock and restricted share units at September 30, 2015	1,031,783	$32.80

	Three Months Ended September 30,
	2015	2014
Fair value of restricted stock and restricted share units granted	$—	$—
Fair value of shares vested	$5,734	$4,195
Tax benefit recognized from restricted shares vesting	$2,236	$1,636

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

At September 30, 2015, $15,960 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.0 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). As of September 30, 2015, the LTI Plan consisted of two two-year performance-based long-term incentive plans (the “2014-2015 LTIP” and the “2015-2016 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over each two year period. The 2015-2016 LTIP awards contain an additional year of time-based vesting. Participants in the LTI Plan include the Company’s executive officers, including the Chief Executive Officer, and certain other key executives.

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

In October 2015, although the target values previously set under the 2014-2015 LTIP were fully achieved, the Compensation Committee exercised its discretion to reduce the awards due to the challenges faced by the Company in connection with the nut butter voluntary recall during fiscal year 2015. After deducting the value of the Initial Equity Grants, the reduced awards to participants related to the 2014-2015 LTIP totaled $4,400 (which were settled by the issuance of 82,495 unrestricted shares of the Company’s common stock in October 2015).

The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants) of $1,346 for the three months ended September 30, 2014 and a reversal of expense of $221 for the three months ended September 30, 2015 related to LTI plans.

12.    INVESTMENTS AND JOINT VENTURES

Equity method investments

At September 30, 2015, the Company owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of the investment and advances to HHO of $1,198 are included on the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 782,000 of its YHS shares during the three months ended September 30, 2014 which resulted in a pre-tax gain of $311 on the sales. No shares were sold during the three months ended September 30, 2015. The remaining shares held at September 30, 2015 totaled 1,035,338. The fair value of these shares held was $942 (cost basis of $1,291) at September 30, 2015 and $1,196 (cost basis of $1,291) at June 30, 2015 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$58,702	$58,702	$—	$—
Forward foreign currency contracts	3,103	—	3,103	—
Available for sale securities	942	942	—	—
	$62,747	$59,644	$3,103	$—
Liabilities:
Forward foreign currency contracts	$38	$—	$38	$—
Contingent consideration, of which $3,267 is noncurrent	3,640	—	—	3,640
Total	$3,678	$—	$38	$3,640

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$45,101	$45,101	$—	$—
Forward foreign currency contracts	1,590	—	1,590	—
Available for sale securities	1,196	1,196	—	—
	$47,887	$46,297	$1,590	$—
Liabilities:
Forward foreign currency contracts	$274	$—	$274	$—
Contingent consideration, of which $3,789 is noncurrent	3,789	—	—	3,789
Total	$4,063	$—	$274	$3,789

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

In connection with the acquisitions of Belvedere in February 2015 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. The Company estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in the estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability (weighted average discount rate of 8.0% for the outstanding liability as of September 30, 2015). Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.

The following table summarizes the Level 3 activity:

Three Months Ended September 30, 2015
Balance as of June 30, 2015	$3,789
Translation adjustment	(149)
Balance as of September 30, 2015	$3,640

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended September 30, 2015 or 2014.

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at September 30, 2015 were $43,484 and $3,065 of net assets. There were $47,202 of notional amount and $1,316 of net assets of foreign exchange derivative contracts outstanding at June 30, 2015. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 12 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the three months ended September 30, 2015 and 2014, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2015 and 2014.

14.    COMMITMENTS AND CONTINGENCIES

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

15.    SEGMENT INFORMATION

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

	Three Months Ended September 30,
	2015	2014
Net Sales:
United States	$331,213	$336,915
United Kingdom	165,354	172,279
Hain Pure Protein	123,988	70,670
Rest of World	66,633	51,393
	$687,188	$631,257

Operating Income:
United States	$44,466	$29,589
United Kingdom	10,204	5,595
Hain Pure Protein	10,271	3,820
Rest of World	2,095	635
	$67,036	$39,639
Corporate and other (1)	(9,568)	(10,812)
	$57,468	$28,827

(1)	Includes $2,093 and $1,303 of acquisition related expenses, restructuring and integration charges for the three months ended September 30, 2015 and 2014, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	September 30, 2015	June 30, 2015
United States	$157,437	$151,450
Canada	10,163	11,386
United Kingdom	190,468	195,131
Europe	39,548	22,451
	$397,616	$380,418

16.    SUBSEQUENT EVENTS

On October 27, 2015, the Company acquired approximately a 15% interest in Chop’t Creative Salad Company LLC (“Chop’t) for $18,000. The Company’s current ownership percentage may be diluted in the future to 12% pending the distribution of additional ownership interests. Chop’t develops and operates fast-casual, fresh salad restaurants throughout the Northeast and Mid-Atlantic United States.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2015 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “we,” “us,” and “our”) manufacture, market, distribute and sell organic and natural products under brand names which are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM. We are a leader in many organic and natural products categories, with an extensive portfolio of well-known brands. Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. Our long-term business strategy is to integrate the brands in each of our segments under one management team and employ uniform marketing, sales and distribution strategies where possible. We market our products through a combination of direct sales people, brokers and distributors. We believe that our direct sales people combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Our products are sold to specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores. Our products are sold in more than 70 countries. We manufacture domestically and internationally in our own plants as well as through co-packers.

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

The global economic and political environment remains challenging. With the recent acquisitions we have made, a large portion of our sales take place outside of the United States. A deterioration in economic or political conditions in the areas in which we operate may have an adverse impact on our sales volumes and profitability. Our future success will depend in part on our ability to manage continued global economic or political uncertainty, particularly in our significant geographic markets. Additionally, the translation of the financial statements of our non-United States operations is impacted by fluctuations in foreign currency exchange rates. Due to the recent strengthening of the United States Dollar when compared to the prior year, our reported results, financial position and cash flows for our international operations has been adversely affected upon translating such results to our United States Dollar reporting currency. Generally, commodity prices continue to be volatile, and we have experienced increases in select input costs. We expect that higher input costs will continue to affect future periods. Our management team continues to work on our worldwide sourcing and procurement initiatives to meet the needs of our growing business, and we continue to look for opportunities to supply our growth. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions, including foreign currency risks and input cost increases, with improvements in operating efficiencies, cost savings initiatives and price increases to our customers, as well as continuing our cash flow hedging program.

As a consumer products company, we rely on continued demand for our brands and products. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions and wage and employment levels. We believe we are well-positioned as the demand of organic and natural better-for-you products continues to rise and our distribution footprint further evolves on a global basis in both new and existing markets across our broad network of sales channels. In recent years, our portfolio has expanded to include fresh or chilled fruit, juice, protein and soup along with increased consumer demand for these product offerings.

Recent Developments

On July 24, 2015, the Company acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Mona’s facilities will provide us additional manufacturing capacity, and the acquired business also presents us with the opportunity to expand our existing European product offerings into new regions. Consideration in the transaction consisted of cash totaling €23.0 million  (approximately $25.2 million at the transaction date exchange rate) and 240,207 shares of the Company’s common stock valued at $16.3 million. Also included in the acquisition was the assumption of net debt totaling €16.0 million. The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona is included in our Europe operating segment.

Results of Operations

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2015 and 2014 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended
	September 30, 2015		September 30, 2014
Net sales	$687,188	100.0%	$631,257	100.0%
Cost of sales	535,141	77.9%	505,413	80.1%
Gross profit	152,047	22.1%	125,844	19.9%

Selling, general and administrative expenses	86,254	12.6%	90,924	14.4%
Amortization/impairment of acquired intangibles	4,672	0.7%	4,509	0.7%
Acquisition related expenses, restructuring and integration charges, net	3,653	0.5%	1,584	0.3%
Operating income	57,468	8.4%	28,827	4.6%
Interest and other expenses, net	11,868	1.7%	3,926	0.6%
Income before income taxes and equity in earnings of equity-method investees	45,600	6.6%	24,901	3.9%
Provision for income taxes	14,382	2.1%	6,066	1.0%
Equity in net (income) of equity-method investees	(84)	—%	(20)	—%
Net income	$31,302	4.6%	$18,855	3.0%

Net Sales

Net sales for the three months ended September 30, 2015 were $687.2 million, an increase of $55.9 million, or 9%, from net sales of $631.3 million for the three months ended September 30, 2014.

The sales increase resulted from the acquisitions of Mona in July 2015, Empire in March 2015, and Belvedere in February 2015 which collectively accounted for approximately $52.0 million in the first quarter quarter and which includes those businesses growth under our ownership. Additionally, in the prior year quarter, sales were impacted by $10.4 million of sales returns related to the voluntary nut butter recall and by $0.9 million related to a non-dairy beverage withdrawal in Europe. Foreign exchange rates resulted in decreased net sales of $24.4 million as compared to the prior year period. Refer to the Segment Results section for additional discussion.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $152.0 million, an increase of $26.2 million, or 20.8%, from last year’s first quarter. The increase in gross profit primarily resulted from the impact of the voluntary nut butter recall in the prior year quarter (which in addition to the aforementioned impact on sales, also impacted cost of sales by $9.9 million for inventory write-offs), sales from the aforementioned acquisitions and growth attributable to the increases in the volume of our products sold. We incurred what we expect to be the last of our start and ramp-up costs of certain lines in our chilled desserts factory in the United Kingdom, which totaled $0.7 million in the quarter. Such costs during the prior year quarter were $2.7 million. Additionally, in the current quarter, we recorded charges of $0.4 million related to a warehouse consolidation project in the United States and integration costs of $0.5 million related to the current quarter acquisition of Mona. Finally, the mix of our products sold in the period as well as increased product costs impacted gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $86.3 million, a decrease of $4.7 million, or 5.1%, in the three months ended September 30, 2015 from $90.9 million in last year’s quarter. Selling, general and administrative expenses have decreased primarily as a result of expenses in the prior year quarter related to the nut butter voluntary recall of $2.5 million, the favorable impact of foreign currency exchange rates and timing of marketing programs within the fiscal years. These decreases were partially offset by an increase in expenses due to the recent acquisitions of Mona and Empire, both of which were acquired after the first quarter of the prior fiscal year. Selling, general and administrative expenses as a percentage of net sales was 12.6% in the three months ended September 30, 2015 and 14.4% in the prior year quarter, a decrease of 180 basis points, primarily attributable to achieving additional operating leverage with the impact of acquisitions as well as the other items noted.

Amortization/Impairment of Acquired Intangibles

Amortization/impairment of acquired intangibles was $4.7 million, an increase of $0.2 million, in the three months ended September 30, 2015 from $4.5 million in the prior year quarter. The increase was primarily due to intangibles acquired as a result of the Company’s recent acquisitions.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses aggregating $3.7 million in the three months ended September 30, 2015, which relate to professional fees associated with the Mona acquisition and severance costs for a recent internal restructuring.

We incurred acquisition, restructuring and integration related expenses aggregating $1.6 million in the three months ended September 30, 2014, of which approximately $1.0 million related to the acquisition of HPPC and approximately $0.3 million related to a charge recorded in connection with the finalization of our contingent consideration liability for the Cully & Sully acquisition completed in prior years.

Operating Income

Operating income for the three months ended September 30, 2015 was $57.5 million, an increase of $28.6 million, or 99.4%, from $28.8 million in the three months ended September 30, 2014. Operating income as a percentage of net sales was 8.4% in the second quarter of fiscal 2015 compared with 4.6% in the third quarter of fiscal 2014. The increase in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $11.9 million and $3.9 million for the three months ended September 30, 2015 and 2014, respectively. Net interest expense totaled $6.1 million in the first quarter of fiscal 2016, a decrease of $0.5 million from the prior year period, which includes interest on the $150 million of 5.98% senior notes outstanding, interest related to borrowings under our Credit Agreement, amortization of deferred financing costs and certain other interest charges, offset partially by interest income earned on cash equivalents. Interest expense decreased as a result of lower average borrowings under Tilda’s short-term borrowing arrangements as well as a lower average interest rate on borrowings under our Credit Agreement starting in December 2014 when we amended the agreement. This was partially offset by higher average borrowings under our Credit Agreement as a result of the recent acquisitions of Empire and Mona. Net other expenses were $5.8 million for the three months ended September 30, 2015 as compared to a reduction in expense of $2.6 million for the three months ending September 30, 2014. Included in net other expenses are net unrealized foreign currency losses, which were higher in the current quarter than the prior year principally due to the remeasurement of foreign currency denominated intercompany balances. Additionally, included in the prior year quarter’s other expenses is a $5.3 million non-cash gain on the Company’s pre-existing ownership interest in HPPC.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended September 30, 2015 and 2014 was $45.6 million and $24.9 million, respectively. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $14.4 million in the three months ended September 30, 2015 compared to $6.1 million in the prior year quarter.

Our effective income tax rate from continuing operations was 31.5% and 24.4% of pre-tax income for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the three months ended September 30, 2014 was lower than the current year period as a result of the non-taxable gain recorded in the prior year period on the pre-existing ownership interest in HPPC of $5.3 million. The Company’s effective tax rate was also impacted by changes in the mix of taxable income by jurisdiction, due in part to our recent domestic acquisitions of HPPC and Empire and the associated higher domestic tax rate.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees

Our equity in the net income from our joint venture investments for the three months ended September 30, 2015 was $84 thousand compared to $20 thousand for the three months ended September 30, 2014. The income in the current and prior quarters relates to the income from our joint venture with HHO (see note 12).

Net Income

Net income for the three months ended September 30, 2015 and 2014 was $31.3 million and $18.9 million, or $0.30 and $0.18 per diluted share, respectively. The increase was attributable to the factors noted above.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended September 30, 2015 and 2014:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 9/30/15	$331,213	$165,354	$123,988	$66,633	$—	$687,188
Net sales - Three months ended 9/30/14	$336,915	$172,279	$70,670	$51,393	$—	$631,257
% change	(1.7)%	(4.0)%	75.4%	29.7%		8.9%

Operating income - Three months ended 9/30/15	$44,466	$10,204	$10,271	$2,095	$(9,568)	$57,468
Operating income - Three months ended 9/30/14	$29,589	$5,595	$3,820	$635	$(10,812)	$28,827
% change	50.3%	82.4%	168.9%	229.9%		99.4%

Operating income margin - Three months ended 9/30/15	13.4%	6.2%	8.3%	3.1%		8.4%
Operating income margin - Three months ended 9/30/14	8.8%	3.2%	5.4%	1.2%		4.6%

(1)	Includes $2,093 and $1,303 of acquisition related expenses, restructuring and integration charges for the three months ended September 30, 2015 and 2014, respectively.

Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. The United States, the United Kingdom and Hain Pure Protein are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

The Corporate category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges are included in Corporate and other. Refer to Note 15, Segment Information, for additional details.

Our net sales in the United States for the three months ended September 30, 2015 were $331.2 million, a decrease of $5.7 million, or 1.7%, from net sales of $336.9 million for the three months ended September 30, 2014. The sales decrease was principally due to temporary disruptions from some of our distributor and retail customers, merchandising changes at one of our mass-marketers, as well as softness in the natural food channel which has impacted the United States’ grocery business. We experienced sales volume declines in certain brands where we have seen increased competition and retail pricing pressures. Additionally, we chose to not repeat certain unprofitable club programs that were in place in the prior year quarter. Outside of our grocery business, we saw increased volume of sales in our snacks, tea and personal care lines, including increased sales of Terra, Garden of Eatin’, Alba Botanica and JASON. Overall selling prices did not materially change in the United States. Additionally, foreign currency changes negatively impacted net sales of $1.7 million as compared to the prior year due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. Operating income in the United States in the three months ended September 30, 2015 was $44.5 million, an increase of $14.9 million from operating income of $29.6 million in the three months ended September 30, 2014. The increase in operating income was principally the result of prior year charges totaling $22.8 million related to the voluntary nut butter recall.

Our net sales in the United Kingdom segment in the three months ended September 30, 2015 were $165.4 million, a decrease of $6.9 million, or 4.0%, from net sales of $172.3 million in the three months ended September 30, 2014. The decrease was due to the impact of foreign currency exchange rates, which resulted in decreased net sales of $13.1 million over the prior year quarter. Net sales in local currency increased by 3.2%, principally due to the growth in Tilda dry rice and ready-to-heat products and our chilled desserts business. Operating income in the United Kingdom segment for the three months ended September 30, 2015 was $10.2 million, an increase of $4.6 million, from $5.6 million in the three months ended September 30, 2014. The increase in operating income was due to a $2.0 million reduction of factory start and ramp-up costs at our chilled desserts facility in the current quarter as compared to the prior year quarter, as well as better margins achieved at Tilda which resulted in increased operating income in the quarter of $1.8 million.

Our net sales in the Hain Pure Protein segment in the three months ended September 30, 2015 were $124.0 million, an increase of $53.3 million, or 75.4%, from net sales of $70.7 million in the three months ended September 30, 2014. The sales increase was primarily due to increased volume as a result of strong consumption trends in this segment, as well as the acquisition of Empire in March 2015, which accounted for $34.3 million of net sales in the first quarter. Operating income in the segment for the three months ended September 30, 2015 was $10.3 million, an increase of $6.5 million, from $3.8 million in the three months ended September 30, 2014. The increase in operating income is the result of the increased net sales volume, lower commodities and productivity initiatives, as well as the income associated with the acquisition of Empire.

Our net sales in the Rest of World were $66.6 million in the three months ended September 30, 2015, an increase of $15.2 million, or 29.7%, for the three months ended September 30, 2014. The increase was primarily the result of the acquisitions of Mona and Belvedere, which collectively accounted for $17.8 million of net sales in the current quarter. This was offset by unfavorable Canadian Dollar and Euro exchange rates that resulted in decreased net sales upon translation of $9.6 million over the prior year quarter. Additionally, Europe’s net sales were impacted in the prior year quarter by $0.9 million related to a non-dairy beverage withdrawal. Operating income increased $1.5 million as demand for our products in both Canada and Europe remains strong and we continue to leverage our existing expense base as we integrate our recent acquisitions in each of these segments.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance decreased $19.2 million at September 30, 2015 to $147.7 million. Our working capital was $588.6 million at September 30, 2015, an increase of $18.0 million from $570.6 million at the end of fiscal 2015. The increase was due principally to a $44.9 million increase in inventories offset partially by a $14.0 million increase in short-term borrowings, which is related to increased borrowings at Tilda used to fund inventory purchases as well as short-term borrowings at Mona (which was acquired in July 2015) used to fund working capital and capital expenditure requirements. Our working capital was also impacted by a decline in cash resulting from our current quarter capital expenditures as further described below.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. It is the Company’s current intent to indefinitely reinvest its foreign earnings outside the United States. As of September 30, 2015, approximately 44% ($65.1 million) of the total cash balance is held outside of the United States and Canada. Although a portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2015, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,
(amounts in thousands)	2015	2014
Cash flows provided by (used in):
Operating activities	$5,785	$2,614
Investing activities	(44,746)	(32,283)
Financing activities	22,463	2,227
Exchange rate changes	(2,725)	(3,651)
Net (decrease) increase in cash	$(19,223)	$(31,093)

Net cash provided by operating activities was $5.8 million for the three months ended September 30, 2015, compared to $2.6 million in the three months ended September 30, 2014. The increase in cash provided by operations primarily resulted from a $24.8 million increase in net income and other non-cash items, offset partially by an increase in changes to our working capital accounts of $21.6 million primarily due to the timing of supplier payments and collection of customer receivables.

In the three months ended September 30, 2015, we used $44.7 million of cash in investing activities. We used $25.2 million of cash in connection with our acquisition of Mona and $19.5 million for capital expenditures as discussed further below. We used cash in investing activities of $32.3 million during the three months ended September 30, 2014, which was principally for the acquisition of HPPC and capital expenditures, offset partially by proceeds from sales of a portion of our holding in an available for sale investment.

Net cash of $22.5 million was provided by financing activities for the three months ended September 30, 2015. We had net borrowings of $20.1 million under our Credit Agreement, which was primarily used to fund the acquisition of Mona, offset partially by repayments of existing borrowings. We also had net short-term borrowings of $4.1 million, which were principally related to the timing of rice purchases and related borrowings at Tilda in the current period. In addition, we paid $2.8 million during the period for stock repurchases to satisfy employee payroll tax withholdings. During the three months ended September 30, 2014, net cash of $2.2 million was provided by financing activities which was primarily related to borrowings under our Credit Agreement, which was primarily used to subsequently repay HPPC’s acquired borrowings, offset by stock repurchases to satisfy employee payroll tax withholdings.

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

	Three Months Ended September 30,
(amounts in thousands)	2015	2014
Cash flow provided by operating activities	$5,785	$2,614
Purchase of property, plant and equipment	(19,513)	(13,260)
Operating free cash flow	$(13,728)	$(10,646)

Our operating free cash flow was negative $13.7 million for the three months ended September 30, 2015, a decrease of $3.1 million from the three months ended September 30, 2014. The decrease in operating free cash flow primarily resulted from an increase in our capital expenditures principally related to the purchase of a new factory location and production equipment in the HPPC segment to accommodate the current demand in this segment, as well as the expansion of production lines at our ready-to-heat rice facility in the United Kingdom to accommodate new products and increased volume. We expect that our capital spending for the current fiscal year will be approximately $50 million, which will include continued improvement and expansion of certain of our current manufacturing facilities.

We have $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of September 30 and June 30, 2015, $150.0 million of the senior notes was outstanding. We currently intend to refinance these borrowings on or before the maturity date and therefore are reviewing our financing alternatives.

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1 billion revolving credit facility (the “Credit Agreement”) which may be increased by an additional uncommitted $350 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of September 30, 2015 and June 30, 2015, there were $680.4 million and $660.2 million of borrowings outstanding, respectively, under the Credit Agreement.

The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature. As of September 30, 2015 and June 30, 2015, the Company was in compliance with all associated covenants.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £50 million.  Outstanding borrowings are secured by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin.

On October 26, 2015, we filed a “well-known seasoned issuer” shelf registration statement with the SEC which registers an indeterminate amount of securities for future sale. The shelf registration statement expires on October 26, 2018.

We believe that our cash on hand of $147.7 million at September 30, 2015, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2016 capital expenditures of approximately $50 million, and the other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months. Additionally, with our recent acquisitions of HPPC, Empire and Tilda, our net sales and earnings may further fluctuate based on the timing of holidays throughout the year. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and earnings per share in the first fiscal quarter have typically been our lowest of our four quarters. For the remainder of fiscal 2016, we anticipate that our net sales will be the highest in the second fiscal quarter, with the third and fourth fiscal quarters being generally similar to one another. However, this may be impacted by the timing of any future acquisitions we complete.

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

Cautionary Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are predictions based on expectations and projections about future events, and are not statements of historical fact. You can identify forward-looking statements by the use of forward-looking terminology such as “plan”, “continue”, “expect”, “anticipate”, “intend”, “predict”, “project”, “estimate”, “likely”, “believe”, “might”, “seek”, “may”, “potential”, “can”, “should”, “could”, “future” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, our growth strategy, the seasonality of our business, and our results of operations and financial condition.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and financial market conditions;

•	competition;

•	our ability to respond to changes and trends in customer and consumer demand, preferences and consumption;

•	our reliance on third party distributors, manufacturers and suppliers;

•	the consolidation or loss of a significant customer;

•	our ability to introduce new products and improve existing products;

•	availability and retention of key personnel;

•	our ability to effectively integrate our acquisitions;

•	our ability to successfully consummate any proposed divestitures;

•	liabilities arising from potential product recalls, market withdrawals or product liability claims;

•	outbreaks of diseases or food-borne illnesses;

•	potential litigation;

•	the availability of organic and natural ingredients;

•	our ability to manage our supply chain effectively;

•	changes in fuel, raw material and commodity costs;

•	effects of climate change on our business and operations;

•	our ability to offset input cost increases;

•	the interruption, disruption or loss of operations at one or more of our manufacturing facilities;

•	the loss of one or more of our independent co-packers;

•	the disruption of our transportation systems;

•	risks associated with expansion into countries in which we have no prior operating experience;

•	risks associated with our international sales and operations, including foreign currency risks;

•	impairment in the carrying value of our goodwill or other intangible assets;

•	our ability to use our trademarks;

•	reputational damage;

•	changes in, or the failure to comply with, government laws and regulations;

•	liabilities or claims with respect to environmental matters;

•	our reliance on independent certification for our products;

•	a breach of security measures;

•	our reliance on our information technology systems;

•	effects of general global capital and credit market issues on our liquidity and cost of borrowing;

•	potential liabilities not covered by insurance;

•	the ability of joint venture investments to successfully execute business plans;

•	dilution in the value of our common shares; and

•	the other risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements of the Company, and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three months ended September 30, 2015 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2016, the Company implemented the Hyperion Financial Management system for consolidation and financial reporting resulting in changes to our processes and related internal controls over financial reporting. We expect this new reporting tool will enhance our internal control over financial reporting. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that controls surrounding the system implementation process, the reporting tool, and the closing process were effective to prevent material financial statement errors. Other than changes related to this new reporting tool, no other changes in our internal control over financial reporting occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material updates to the Legal Proceedings previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2015.

Item 1A.    Risk Factors

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on August 21, 2015. There have been no material changes from the risk factors previously disclosed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
July 2015	—	$—	—	—
August 2015	22,945	62.13	—	—
September 2015	26,388	52.32	—	—
Total	49,333	$56.88	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

See Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	November 9, 2015	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	November 9, 2015	/s/ Pasquale Conte
Pasquale Conte, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.