Form 10-Q
period 2015-12-31
HAIN CELESTIAL GROUP INC
filed 2016-02-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2015

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
Yes  ☐    No  ☒

As of February 2, 2016 there were 103,101,441 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND JUNE 30, 2015
(In thousands, except share amounts)

	December 31,	June 30,
	2015	2015
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$177,100	$166,922
Accounts receivable, less allowance for doubtful accounts of $1,188 and $896	350,408	320,197
Inventories	403,318	382,211
Deferred income taxes	21,027	20,758
Prepaid expenses and other current assets	49,513	42,931
Total current assets	1,001,366	933,019
Property, plant and equipment, net	382,830	344,262
Goodwill	1,219,725	1,136,079
Trademarks and other intangible assets, net	659,267	647,754
Investments and joint ventures	20,214	2,305
Other assets	33,458	33,851
Total assets	$3,316,860	$3,097,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,042	$251,999
Accrued expenses and other current liabilities	89,965	79,167
Current portion of long-term debt	41,552	31,275
Total current liabilities	411,559	362,441
Long-term debt, less current portion	940,462	812,608
Deferred income taxes	145,984	145,297
Other noncurrent liabilities	4,830	5,237
Total liabilities	1,502,835	1,325,583
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 150,000,000 shares, issued 106,548,957 and 105,840,586 shares	1,066	1,058
Additional paid-in capital	1,103,357	1,073,671
Retained earnings	885,763	797,514
Accumulated other comprehensive loss	(107,577)	(42,406)
	1,882,609	1,829,837
Less: 3,447,946 and 3,229,342 shares of treasury stock, at cost	(68,584)	(58,150)
Total stockholders’ equity	1,814,025	1,771,687
Total liabilities and stockholders’ equity	$3,316,860	$3,097,270
Note: The balance sheet at June 30, 2015 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales	$752,589	$696,383	$1,439,777	$1,327,640
Cost of sales	575,026	529,056	1,110,167	1,034,469
Gross profit	177,563	167,327	329,610	293,171
Selling, general and administrative expenses	82,607	88,621	168,861	179,544
Amortization of acquired intangibles	4,736	4,303	9,408	8,813
Acquisition related expenses, restructuring and integration charges, net	2,498	391	6,151	1,975
Operating income	87,722	74,012	145,190	102,839
Interest and other expenses, net	9,365	8,814	21,233	12,740
Income before income taxes and equity in earnings of equity-method investees	78,357	65,198	123,957	90,099
Provision for income taxes	21,379	20,931	35,761	26,997
Equity in net loss (income) of equity-method investees	31	(308)	(53)	(328)
Net income	$56,947	$44,575	$88,249	$63,430

Net income per common share:
Basic	$0.55	$0.44	$0.86	$0.63
Diluted	$0.55	$0.43	$0.85	$0.62

Weighted average common shares outstanding:
Basic	103,017	101,267	102,912	100,975
Diluted	104,161	103,226	104,209	102,941

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014
(In thousands)

	Three Months Ended
	December 31, 2015			December 31, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$56,947			$44,575

Other comprehensive income (loss):
Foreign currency translation adjustments	$(25,791)	$—	(25,791)	$(51,656)	$1,289	(50,367)
Change in deferred gains (losses) on cash flow hedging instruments	(418)	122	(296)	(100)	913	813
Change in unrealized gain on available for sale investment	39	(15)	24	(492)	192	(300)
Total other comprehensive income (loss)	$(26,170)	$107	$(26,063)	$(52,248)	$2,394	$(49,854)

Total comprehensive (loss) income			$30,884			$(5,279)

	Six Months Ended
	December 31, 2015			December 31, 2014
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$88,249			$63,430

Other comprehensive income (loss):
Foreign currency translation adjustments	$(66,084)	$—	(66,084)	$(112,698)	$2,729	(109,969)
Change in deferred gains (losses) on cash flow hedging instruments	1,322	(277)	1,045	2,305	(526)	1,779
Change in unrealized gain on available for sale investment	(216)	84	(132)	(1,343)	455	(888)
Total other comprehensive income (loss)	$(64,978)	$(193)	$(65,171)	$(111,736)	$2,658	$(109,078)

Total comprehensive (loss) income			$23,078			$(45,648)

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2015	105,840,586	$1,058	$1,073,671	$797,514	3,229,342	$(58,150)	$(42,406)	$1,771,687
Net income				88,249				88,249
Other comprehensive income							(65,171)	(65,171)
Issuance of common stock pursuant to stock based compensation plans	468,164	5	4,395					4,400
Issuance of common stock in connection with acquisitions	240,207	3	16,305					16,308
Stock based compensation income tax effects			1,757					1,757
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					218,604	(10,434)		(10,434)
Stock based compensation charge			7,229					7,229
Balance at December 31, 2015	106,548,957	1,066	1,103,357	885,763	3,447,946	(68,584)	(107,577)	1,814,025
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014
(In thousands)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,249	$63,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,409	28,902
Deferred income taxes	(8,693)	(5,044)
Equity in net income of equity-method investees	(53)	(328)
Stock based compensation	7,229	5,999
Tax (deficiency) benefit from stock based compensation	(258)	2,131
Contingent consideration expense	—	280
Gain on pre-existing ownership interest in Hain Pure Protein Corporation	—	(5,334)
Other non-cash items including unrealized currency (gains)/losses, net	7,812	(2,811)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(17,231)	(41,559)
Inventories	(20,891)	(26,244)
Other current assets	5,336	(1,228)
Other assets and liabilities	2,187	(5,254)
Accounts payable and accrued expenses	4,548	41,311
Net cash provided by operating activities	99,644	54,251

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired and working capital settlements	(157,864)	(17,935)
Purchases of property and equipment	(41,177)	(25,766)
Proceeds from sale of investment	—	1,287
Proceeds from disposals of property and equipment	—	1,697
Net cash used in investing activities	(199,041)	(40,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	—	9,728
Borrowings under bank revolving credit facility, net	121,969	21,500
Borrowings (repayments) of other debt, net	780	(23,411)
Excess tax benefits from stock based compensation	2,016	13,615
Acquisition related contingent consideration	—	(3,217)
Shares withheld for payment of employee payroll taxes	(10,434)	(12,174)
Net cash provided by financing activities	114,331	6,041

Effect of exchange rate changes on cash	(4,756)	(8,099)

Net increase in cash and cash equivalents	10,178	11,476
Cash and cash equivalents at beginning of period	166,922	123,751
Cash and cash equivalents at end of period	$177,100	$135,227
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

On October 27, 2015, the Company acquired a 15.2% interest in Chop’t Creative Salad Company LLC (“Chop’t”). The Company’s current ownership percentage may be diluted in the future to 12% pending the distribution of additional ownership shares. Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The Company also has an investment in a joint venture in Hong Kong with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of CK Hutchison Holdings Limited, a company listed on the Hong Kong Stock Exchange, to market and distribute certain of the Company’s brands in China and other markets (see Note 12).

The Company’s operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. Refer to Note 15 for additional information and selected financial information for the reportable segments.

2.    BASIS OF PRESENTATION

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2015 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. Please refer to the notes to the consolidated financial statements as of June 30, 2015 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for information not included in these condensed notes.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.  ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-01.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company intends to adopt this new guidance in the fourth quarter of fiscal 2016. The adoption of this guidance will impact the balance sheet classification of such assets and liabilities.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and for interim periods within such annual period, with early application prohibited for annual reporting periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net income	$56,947	$44,575	$88,249	$63,430

Denominator for basic earnings per share - weighted average shares outstanding during the period (in thousands)	103,017	101,267	102,912	100,975
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units (in thousands)	1,144	1,959	1,297	1,966
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions (in thousands)	104,161	103,226	104,209	102,941

Basic earnings per share	$0.55	$0.44	$0.86	$0.63
Diluted earnings per share	$0.55	$0.43	$0.85	$0.62

Note: The sum of our quarterly net income per share amounts may not equal the year-to-date amounts,as presented, due to rounding.

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

Restricted stock awards totaling 58,572 were excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2015 as such awards were antidilutive. There were 108,250 awards excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2014 as such awards were contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges, net” in the Condensed Consolidated Statements of Income. Acquisition-related expenses of $1,948 and $2,961 were expensed in the three and six months ended December 31, 2015 and $359 and $1,488 were expensed in the three and six months ended December 31, 2014, respectively. The expenses incurred during the first six months of fiscal 2016 primarily relate to the acquisitions of Orchard House and Mona (as defined below). The expenses incurred during the first six months of fiscal 2015 primarily relate to the acquisition of the remaining interest in Hain Pure Protein Corporation (“HPPC”).

Fiscal 2016

On December 21, 2015, the Company acquired Orchard House Foods Limited (“Orchard House”), a leader in prepared fruit, juices, fruit desserts and ingredients with facilities in Corby and Gateshead in the United Kingdom.  Orchard House supplies leading retailers, on-the-go food outlets, food service providers and manufacturers in the United Kingdom. Consideration in the transaction consisted of cash (net of cash acquired) totaling £76,923 (approximately $114,113 at the transaction date exchange rate). The acquisition was funded with borrowings under the Credit Agreement. Additionally, contingent consideration of £3,000 may be payable to the sellers based on the outcome of a review by the Competition and Markets Authority in the United Kingdom. Orchard House is included in the United Kingdom operating segment. Net sales and income before income taxes attributable to the Orchard House acquisition and included in our consolidated results were not material in the three and six months ended December 31, 2015.

On July 24, 2015, the Company acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Consideration in the transaction consisted of cash totaling €23,012  (approximately $25,233 at the transaction date exchange rate) and 240,207 shares of the Company’s common stock valued at $16,308. Also included in the acquisition was the assumption of net debt totaling €15,951. The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona is included in the Europe operating segment. Net sales and income before income taxes attributable to the Mona acquisition and included in our consolidated results were not material in the three and six months ended December 31, 2015.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2016 acquisitions:

	Mona	Orchard House	Total
Purchase Price:
Cash paid	$25,233	$114,113	$139,346
Equity issued	16,308	—	16,308
Fair value of contingent consideration	—	2,225	2,225
Total investment:	$41,541	$116,338	$157,879
Allocation:
Current assets	$17,801	$28,374	$46,175
Property, plant and equipment	16,391	17,707	34,098
Other long term assets	226	—	226
Identifiable intangible assets	16,617	24,032	40,649
Deferred taxes	(3,739)	(4,326)	(8,065)
Assumed liabilities	(27,093)	(42,190)	(69,283)
Goodwill	21,338	92,741	114,079
	$41,541	$116,338	$157,879

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

The preliminary fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $28,186 with an estimated useful life of 12 years and trade names valued at $12,463 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products and to expand sales of the Company’s existing products into new regions. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the three and six months ended December 31, 2015 and December 31, 2014, as if the acquisitions of Orchard House and Mona had been completed at the beginning of fiscal 2015. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

	Three Months ended December 31,		Six Months ended December 31,
	2015	2014	2015	2014
Net sales	$790,446	$748,572	$1,528,289	$1,443,598
Net income	$57,524	$44,831	$91,998	$66,571
Net income per diluted common share	$0.55	$0.43	$0.88	$0.65

Fiscal 2015

On July 17, 2014, the Company acquired the remaining 51.3% of HPPC that it did not already own, at which point HPPC became a wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. HPPC held a 19% interest in EK Holdings, Inc. (“Empire”), which grows, processes and sells kosher poultry and other products under the Empire and Kosher Valley brand names. Consideration in the transaction consisted of cash totaling $20,310 and 462,856 shares of the Company’s common stock valued at $19,690. The cash consideration paid was funded with existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under the Credit Agreement. The carrying amount of the pre-existing 48.7% investment in HPPC as of June 30, 2014 was $30,740. Due to the acquisition of the remaining 51.3% of HPPC, the Company adjusted the carrying amount of its pre-existing investment to its fair value. This resulted in a gain of $5,334 recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income.

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

The following table summarizes the components of the purchase price allocations for the fiscal 2015 acquisitions:

	HPPC	Belvedere	Empire	Total
Carrying value of pre-existing interest, after fair value adjustments:	$36,074	$—	$9,786	$45,860
Purchase Price:
Cash paid	20,310	13,988	57,595	91,893
Equity issued	19,690	—	—	19,690
Fair value of contingent consideration	—	1,603	—	1,603
Total investment:	$76,074	$15,591	$67,381	$159,046
Allocation:
Current assets	$52,055	$10,042	$19,629	$81,726
Property, plant and equipment	21,864	2,598	13,094	37,556
Other assets	7,288	—	—	7,288
Identifiable intangible assets	20,700	5,850	34,800	61,350
Deferred taxes	1,388	(3,890)	(14,668)	(17,170)
Assumed liabilities	(42,332)	(1,825)	(15,987)	(60,144)
Goodwill	15,111	2,816	30,513	48,440
	$76,074	$15,591	$67,381	$159,046

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $15,903 with an estimated useful life of 10.8 years, a patent valued at $1,700 with an estimated useful life of 9.0 years, and trade names valued at $43,747 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the three and six months ended December 31, 2014 as if only the acquisitions completed in fiscal 2015 (HPPC, Belvedere and Empire) had been completed at the beginning of fiscal year 2015. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and the impact of reversing our previously recorded equity in HPPC’s net income as prior to the date of acquisition, HPPC was accounted for under the equity-method of accounting.

	Three Months ended December 31, 2014	Six Months ended December 31, 2014
Net sales	$738,858	$1,412,780
Net income	$46,299	$67,092
Net income per diluted common share	$0.45	$0.65

5.    INVENTORIES

Inventories consisted of the following:

	December 31, 2015	June 30, 2015
Finished goods	$212,532	$240,004
Raw materials, work-in-progress and packaging	190,786	142,207
	$403,318	$382,211

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2015	June 30, 2015
Land	$36,459	$36,386
Buildings and improvements	96,710	88,507
Machinery and equipment	380,558	359,183
Furniture and fixtures	13,029	10,272
Leasehold improvements	21,309	19,257
Construction in progress	28,113	11,444
	576,178	525,049
Less: Accumulated depreciation and amortization	193,348	180,787
	$382,830	$344,262

Depreciation expense for the three months ended December 31, 2015 and 2014 was $9,060 and $8,296, respectively. Such expense for the six months ended December 31, 2015 and 2014 was $17,943 and $16,744, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2015 were as follows:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2015 (a)	$607,843	$420,166	$45,328	$62,742	$1,136,079
Acquisition activity	—	92,741	297	21,237	114,275
Translation adjustments	(1,951)	(23,441)	—	(5,237)	(30,629)
Balance as of December 31, 2015 (a)	$605,892	$489,466	$45,625	$78,742	$1,219,725

(a) The total carrying value of goodwill for all periods in the table above is reflected net of $42,029 of accumulated impairment charges recorded during fiscal 2009 which relate to the Company’s United Kingdom and Europe operating segments.

The Company performs its annual test for goodwill and indefinite lived intangible asset impairment as of the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite-life intangible assets below their carrying value, an interim test is performed. During fiscal 2015, the Company recorded a non-cash partial impairment charge of $5,510 related to a United Kingdom indefinite-lived intangible asset (the Company’s New Covent Garden Soup Co.® tradename). There were no other impairment charges recorded during fiscal 2015, and no impairment charges have been recorded during fiscal 2016 to date.

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At December 31, 2015, included in trademarks and other intangible assets on the balance sheet are $230,807 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	December 31, 2015	June 30, 2015
Non-amortized intangible assets:
Trademarks and tradenames	$503,520	$507,853
Amortized intangible assets:
Other intangibles	230,807	207,609
Less: accumulated amortization	(75,060)	(67,708)
Net carrying amount	$659,267	$647,754

Amortization expense included in continuing operations was as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2015	2014	2015	2014
Amortization of intangible assets	$4,736	$4,303	$9,408	$8,813

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2016	2017	2018	2019	2020
Estimated amortization expense	$19,804	$19,514	$18,363	$16,400	$16,455

The weighted average remaining amortization period of amortized intangible assets is 9.7 years.

8.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2015	June 30, 2015
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	780,882	660,216
Tilda short-term borrowing arrangements	35,898	29,600
Other borrowings	15,234	4,067
	982,014	843,883
Short-term borrowings and current portion of long-term debt	41,552	31,275
	$940,462	$812,608

The Company has $150 million in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of December 31, 2015, $150,000 of the senior notes was outstanding. The Company has the ability and currently intends to refinance these borrowings on a long-term basis on or before the maturity date and therefore has classified these borrowings as long-term.

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1 billion unsecured revolving credit facility which may be increased by an additional uncommitted $350 million, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of December 31, 2015, there were $780,882 of borrowings outstanding under the Credit Agreement, and the Company was in compliance with all associated covenants.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2015 was 1.77%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £50,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at December 31, 2015).

Other borrowings primarily relate to borrowings at Mona and include both short and long-term arrangements. Short-term borrowing arrangements are used to fund working capital and the maximum amount permitted under all such arrangements is €6,000. Mona also entered into long-term borrowings which were used to finance the capital expenditures. Outstanding borrowings are collateralized by the assets of Mona and have terms ranging from 12 months to 8 years.  Such borrowings bear interest at variable rates typically based on EURIBOR plus a margin (weighted average interest rate of approximately 2.5% at December 31, 2015).

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

The effective income tax rate from continuing operations was 27.3% and 32.1% for the three months ended December 31, 2015 and 2014, respectively, and 28.8% and 30.0% for the six months ended December 31, 2015 and 2014, respectively. The effective tax rate for the three and six months ended December 31, 2015 was favorably impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the second quarter of fiscal 2016. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $4,436 which favorably impacted the effective tax rate partially offset by an unfavorable settlement of a tax claim of $1,151 in the United Kingdom relating to a prior acquisition. The effective tax rate for the six months ended December 31, 2014 was favorably impacted by the non-taxable gain recorded on the pre-existing ownership interest in HPPC of $5,334 (see Note 4).

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$(25,791)	$(50,367)	$(66,084)	$(109,969)
Amounts reclassified into income	—	—	—	—
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income (loss) before reclassifications	1,118	2,919	3,271	4,429
Amounts reclassified into income (2)	(1,414)	(2,106)	(2,226)	(2,650)
Unrealized gain/(loss) on available for sale investment:
Other comprehensive income (loss) before reclassifications	24	(300)	(132)	(699)
Amounts reclassified into income (3)	—	—	—	(189)
Net change in accumulated other comprehensive income (loss)	$(26,063)	$(49,854)	$(65,171)	$(109,078)

(1)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $24,201 and $20,058 for the three months ended December 31, 2015 and 2014, respectively, and $38,916 and $43,106 for the six months ended December 31, 2015 and 2014, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $1,862 and $2,700 for the three months ended December 31, 2015 and 2014, respectively $2,946 and $3,415 for the six months ended December 31, 2015 and 2014, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 12). Such amounts are recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income and were $311 before taxes for the six months ended December 31, 2014.

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

Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Compensation cost (included in selling, general and administrative expense)	$4,023	$3,060	$7,229	$5,999
Related income tax benefit	$1,499	$1,188	$2,710	$2,313

Stock Options

A summary of the stock option activity for the six months ended December 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2015	1,248,912	$6.12
Exercised	—	$—
Options outstanding and exercisable at December 31, 2015	1,248,912	$6.12	1.8 years	$42,806

	Six Months Ended December 31,
	2015	2014
Intrinsic value of options exercised	$—	$28,612
Cash received from stock option exercises	$—	$9,728
Tax benefit recognized from stock option exercises	$—	$11,109

At December 31, 2015 there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share units activity for the six months ended December 31, 2015 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2015	1,145,042	$32.30
Granted	402,564	$24.00
Vested	(385,537)	$33.72
Forfeited	(22,464)	$47.51
Non-vested restricted stock, restricted share units, and performance units at December 31, 2015	1,139,605	$28.83

	Six Months Ended December 31,
	2015	2014
Fair value of restricted stock, restricted share units, and performance units granted	$9,660	$14,255
Fair value of shares vested	$17,855	$21,121
Tax benefit recognized from restricted shares vesting	$6,743	$8,223

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

At December 31, 2015, $22,239 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 2.1 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). As of December 31, 2015, the LTI Plan consisted of a two-year performance-based long-term incentive plan (the “2015-2016 LTIP”) and a three-year performance-based long-term incentive plan (the “2016-2018 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over the respective performance period. Participants in the LTI Plans include the Company’s executive officers, including the Chief Executive Officer, and certain other key executives.

The Compensation Committee administers the LTI Plans and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. Following the end of each performance period, the Compensation Committee determines, at its sole discretion, the specific payout to each participant. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan, as in effect and as amended from time to time.

Upon the adoption of the 2015-2016 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants are subject to time vesting requirements and a portion are also subject to the achievement of minimum performance goals. The 2015-2016 LTIP awards contain an additional year of time-based vesting. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.

Upon adoption of the 2016-2018 LTIP, the Compensation Committee granted performance units to each participant, the achievement of which is dependent upon a defined calculation of relative total shareholder return over the period from July 1, 2015 to June 30, 2018 (the “TSR Grant”). Each performance unit translates into one unit of common stock. The TSR grant represents half of each participant’s target award. The other half of the 2016-2018 LTIP is based on the Company’s achievement of specified net sales growth targets over this three-year period, and if achieved, may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee.

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

In addition to the stock based compensation expense associated with the Initial Equity Grants and the TSR Grant, there was a reversal of expense of $4,069 and $4,290 for the three and six months ended December 31, 2015, respectively, due to the Company’s current estimates of achievement under the plans. The Company recorded expense of $1,916 and $3,262 for the three and six months ended December 31, 2014, respectively, related to LTI plans.

12.    INVESTMENTS AND JOINT VENTURES

Equity method investments

At December 31, 2015, the Company owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Chi-Med, a majority owned subsidiary of Hutchison Whampoa Limited. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of the investment and advances to HHO of $1,233 are included on the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

At December 31, 2015, the Company owned a 15.2% interest in Chop’t. Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. The investment is being accounted for as a equity method investment and its carrying value of $18,000 is included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The Company’s current ownership percentage may be diluted in the future to 12% pending the distribution of additional ownership interests.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 782,000 of its YHS shares during the six months ended December 31, 2014 which resulted in a pre-tax gain of $311 on the sales. No shares were sold during the six months ended December 31, 2015. The remaining shares held at December 31, 2015 totaled 1,035,338. The fair value of these shares held was $981 (cost basis of $1,291) at December 31, 2015 and $1,196 (cost basis of $1,291) at June 30, 2015 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$54,003	$54,003	$—	$—
Forward foreign currency contracts	2,575	—	2,575	—
Available for sale securities	981	981	—	—
	$57,559	$54,984	$2,575	$—
Liabilities:
Forward foreign currency contracts	$—	$—	$—	$—
Contingent consideration, of which $2,479 is noncurrent	5,779	—	—	5,779
Total	$5,779	$—	$—	$5,779

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$45,101	$45,101	$—	$—
Forward foreign currency contracts	1,590	—	1,590	—
Available for sale securities	1,196	1,196	—	—
	$47,887	$46,297	$1,590	$—
Liabilities:
Forward foreign currency contracts	$274	$—	$274	$—
Contingent consideration, of which $3,789 is noncurrent	3,789	—	—	3,789
Total	$4,063	$—	$274	$3,789

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

In connection with the acquisitions of Belvedere in February 2015 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. In addition, additional consideration of £3,000 related to the acquisition of Orchard House may be payable to the sellers based on the outcome of a review by the Competition and Markets Authority in the United Kingdom. The Company estimated the original fair value of these contingent consideration arranagments as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in the estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability (weighted average discount rate of 2.5% for the outstanding liability as of December 31, 2015). Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.

The following table summarizes the Level 3 activity for the six months ended December 31, 2015.

Balance as of June 30, 2015	$3,789
Fair value of initial contingent consideration	2,225
Translation adjustment	(235)
Balance as of December 31, 2015	$5,779

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2015 or 2014.

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at December 31, 2015 were $37,075 and $2,575 of net assets. There were $47,202 of notional amount and $1,316 of net assets of foreign exchange derivative contracts outstanding at June 30, 2015. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 6 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the three and six months ended December 31, 2015 and 2014, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended December 31, 2015 and 2014.

14.    COMMITMENTS AND CONTINGENCIES

On May 11, 2011, Rosminah Brown, on behalf of herself and all other similarly situated individuals, as well as a non-profit organization, filed a putative class action in the Superior Court of California, Alameda County against the Company. The complaint alleged that the labels of certain Avalon Organics® brand and JASON® brand personal care products used prior to the Company’s implementation of ANSI/NSF-305 certification in mid-2011 violated certain California statutes. Defendants removed the case to the United States District Court for the Northern District of California. The action was consolidated with a subsequently-filed putative class action containing substantially identical allegations concerning only the JASON® brand personal care products. The consolidated actions sought an award for damages, injunctive relief, costs, expenses and attorney’s fees. In July 2015, the Company reached an agreement in principle with the plaintiffs to settle the class action for $7,500 in addition to the distribution of consumer coupons up to a value of $2,000. In connection with the proposed settlement, the Company recorded a charge of $5,725 in the fourth quarter of fiscal 2015 (a separate charge of $1,975 was recorded in prior years). The parties finalized the settlement and the court granted preliminary approval in October 2015. A final approval hearing is scheduled in mid-February.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net Sales:
United States	$342,298	$353,969	$673,511	$690,884
United Kingdom	194,226	200,797	359,580	373,076
Hain Pure Protein	141,706	86,216	265,694	156,886
Rest of World	74,359	55,401	140,992	106,794
	$752,589	$696,383	$1,439,777	$1,327,640

Operating Income:
United States	$50,221	$55,591	$94,687	$85,181
United Kingdom	18,768	12,263	28,972	17,858
Hain Pure Protein	18,125	7,715	28,396	11,534
Rest of World	4,689	5,613	6,784	6,248
	$91,803	$81,182	$158,839	$120,821
Corporate and other (1)	(4,081)	(7,170)	(13,649)	(17,982)
	$87,722	$74,012	$145,190	$102,839

(1)
Includes $2,498 and $359 of acquisition related expenses, restructuring and integration charges for the three months ended December 31, 2015 and 2014, respectively. Such expenses for the six months ended December 31, 2015 and 2014 were $4,591 and $1,662, respectively. Corporate and other also includes expense of $280 for contingent consideration adjustments (see Note 13) for the six months ended December 31, 2014.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	December 31, 2015	June 30, 2015
United States	$179,217	$151,450
Canada	9,965	11,386
United Kingdom	207,219	195,131
Europe	40,101	22,451
	$436,502	$380,418

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the December 31, 2015 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Note Regarding Forward Looking Information,” below.

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

We have acquired numerous brands since our formation and our goal is to continue to grow both organically as well as through the acquisition of complementary brands. We consider the acquisition of organic and natural food and personal care products companies or product lines a part of our business strategy. We also seek to broaden the distribution of our key brands across all sales channels and geographies. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We perform ongoing reviews of our products and categories and have and may continue to eliminate certain products and/or brands that do not meet our standards for profitability or are not in line with our overall strategy. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic and timely introductions of new products that complement and provide innovation to existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and promoting A Healthier Way of LifeTM for the benefit of consumers, customers, shareholders and employees.

The global economic and political environment remains challenging. With the recent acquisitions we have made, a large portion of our sales take place outside of the United States. A deterioration in economic or political conditions in the areas in which we operate may have an adverse impact on our sales volumes and profitability. Our future success will depend in part on our ability to manage continued global economic or political uncertainty, particularly in our significant geographic markets. Additionally, the translation of the financial statements of our non-United States operations is impacted by fluctuations in foreign currency exchange rates. Due to the recent strengthening of the United States Dollar when compared to the prior year, our reported results, financial position and cash flows for our international operations has been adversely affected upon translating such results to our United States Dollar reporting currency. Commodity prices can be volatile, and our management team continues to work on our worldwide sourcing and procurement initiatives to meet the needs of our growing business, and we continue to look for opportunities to supply our growth. We have taken, and will continue to take, measures to mitigate the impact of these challenging conditions, including foreign currency and input cost risks, with improvements in operating efficiencies, cost savings initiatives and continue with our cash flow hedging program.

As a consumer products company, we rely on continued demand for our brands and products. Our results are dependent on a number of factors impacting consumer confidence and spending, including but not limited to, general economic and business conditions, wage and employment levels, and increased competition. We believe we are well-positioned as the demand of organic and natural better-for-you products continues to rise and our distribution footprint further evolves on a global basis in both new and existing markets across our broad network of sales channels. In recent years, we have expanded our portfolio to include fresh chilled fruit, juice, protein, plant-based foods and rice.

Recent Developments

On December 21, 2015, the Company acquired Orchard House Foods Limited (“Orchard House”), a leader in prepared fruit, juices, fruit desserts and ingredients with facilities in Corby and Gateshead in the United Kingdom.  Orchard House supplies leading retailers, on-the-go food outlets, food service providers and manufacturers in the United Kingdom. Consideration in the transaction consisted of cash (net of cash acquired) totaling £76.9 million (approximately $114.1 million at the transaction date exchange rate). The acquisition was funded with borrowings under the Credit Agreement. Additionally, contingent consideration of £3.0 million may be payable to the sellers based on the outcome of a review by the Competition and Markets Authority in the United Kingdom. Orchard House is included in the United Kingdom operating segment.

On October 27, 2015, the Company acquired a 15.2% interest in Chop’t Creative Salad Company LLC (“Chop’t”). The Company’s current ownership percentage may be diluted in the future to 12% pending the distribution of additional ownership shares. Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback.

On July 24, 2015, the Company acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Mona’s facilities will provide us additional manufacturing capacity, and the acquired business also presents us with the opportunity to expand our existing European product offerings into new regions. Consideration in the transaction consisted of cash totaling €23.0 million  (approximately $25.2 million at the transaction date exchange rate) and 240,207 shares of the Company’s common stock valued at $16.3 million. Also included in the acquisition was the assumption of net debt totaling €16.0 million (approximately $17.8 million at the transaction date exchange rate). The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona is included in our Europe operating segment.

Constant Currency Presentation

Revenue from our international operations represents a significant portion of our business. As a result, our revenue growth and operating income have been impacted, and we expect we will continue to be impacted, by fluctuations in foreign currency exchange rates. To provide a framework for assessing how our consolidated and our non-United States operating results performed excluding the impact of foreign currency fluctuations, we additionally present the year-over-year percentage changes on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This constant currency is provided in addition to, and not as a substitute for, the year-over-year percentage changes on an as-reported basis.

Results of Operations

Comparison of Three Months Ended December 31, 2015 to Three Months Ended December 31, 2014

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2015 and 2014 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended
	December 31, 2015		December 31, 2014
Net sales	$752,589	100.0%	$696,383	100.0%
Cost of sales	575,026	76.4%	529,056	76.0%
Gross profit	177,563	23.6%	167,327	24.0%

Selling, general and administrative expenses	82,607	11.0%	88,621	12.7%
Amortization/impairment of acquired intangibles	4,736	0.6%	4,303	0.6%
Acquisition related expenses, restructuring and integration charges, net	2,498	0.3%	391	0.1%
Operating income	87,722	11.7%	74,012	10.6%
Interest and other expenses, net	9,365	1.2%	8,814	1.3%
Income before income taxes and equity in earnings of equity-method investees	78,357	10.4%	65,198	9.4%
Provision for income taxes	21,379	2.8%	20,931	3.0%
Equity in net loss (income) of equity-method investees	31	—%	(308)	—%
Net income	$56,947	7.6%	$44,575	6.4%

Net Sales

Net sales for the three months ended December 31, 2015 were $752.6 million, an increase of $56.2 million, or 8%, from net sales of $696.4 million for the three months ended December 31, 2014. Foreign exchange rates resulted in decreased net sales of $18.3 million as compared to the prior year quarter. On a constant currency basis, net sales increased 11% from the prior year quarter. The sales increase primarily resulted from our recent acquisitions of Mona in July 2015, EK Holdings, Inc. (“Empire”) in March 2015 and Belvedere International, Inc (“Belvedere”) in February 2015, which collectively accounted for approximately $59.0 million in the second quarter and which includes those businesses growth under our ownership. Additionally, in the prior year quarter, sales were impacted by $5.3 million of sales returns related to the voluntary nut butter recall. Refer to the Segment Results section for additional discussion.

Gross Profit

Gross profit for the three months ended December 31, 2015 was $177.6 million, an increase of $10.2 million, or 6.1%, from last year’s second quarter. The increase in gross profit was due to the increase in sales on a year over year basis. Gross profit margin was 23.6% of sales, down 40 basis points year over year. Gross profit margin was unfavorably impacted by an increase in trade promotions and product mix in the United States, increased product costs of United States dollar denominated purchases in Canada, and a 7 day production interruption related to a chiller breakdown at one of our Hain Pure Protein Corporation (“HPPC”) facilities, which were partially offset by more sales of organic poultry products at HPPC and favorable margin increases at Tilda due to improved procurement of raw materials. In the prior year quarter, gross profit margin was unfavorably impacted by start-up costs of certain lines in our chilled desserts factory in the United Kingdom.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $82.6 million, a decrease of $6.0 million, or 6.8%, in the three months ended December 31, 2015 from $88.6 million in last year’s quarter. Selling, general and administrative expenses decreased as a result of reduced incentive compensation, savings from headcount reductions and other benefit cost savings of $10 million and the favorable impact of foreign currency exchange rates on expenses of $2.4 million while the prior year quarter included costs related to the nut butter voluntary recall of $2.4 million. These decreases were partially offset by an increase in expenses totaling $4.0 million due to the Mona, Empire, and Belvedere acquisitions, and incremental spend for Celestial Seasonings marketing support related to our new packaging launch and our transition of K-cup products from Keurig of $1.8 million. Selling, general and administrative expenses as a percentage of net sales was 11.0% in the three months ended December 31, 2015 and 12.7% in the prior year quarter, a decrease of 170 basis points, primarily attributable to the aforementioned items, as well as the achievement of additional operating leverage with the impact of acquisitions.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $4.7 million, an increase of $0.4 million, in the three months ended December 31, 2015 from $4.3 million in the prior year quarter. The increase was primarily due to intangibles acquired as a result of the Company’s recent acquisitions.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses aggregating $2.5 million in the three months ended December 31, 2015, which primarily relate to stamp duty and professional fees associated with the Orchard House acquisition and to a lesser extent, costs in Europe related to planned integration activities for the Mona acquisition.

We incurred acquisition, restructuring and integration related expenses aggregating $0.4 million in the three months ended December 31, 2014, which primarily related to charges recorded in connection with the acquisition of the remaining interest in HPPC.

Operating Income

Operating income for the three months ended December 31, 2015 was $87.7 million, an increase of $13.7 million, or 18.5%, from $74.0 million in the three months ended December 31, 2014. Operating income as a percentage of net sales was 11.7% in the second quarter of fiscal 2016 compared with 10.6% in the prior year quarter. The increase in operating income as a percentage of net sales resulted from the items described above. Foreign exchange rates resulted in decreased operating income of $1.5 million as compared to the prior period.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $9.4 million and $8.8 million for the three months ended December 31, 2015 and 2014, respectively. Net interest expense totaled $5.7 million in the second quarter of fiscal 2016, a decrease of $0.4 million from the prior year quarter. Interest expense decreased as a result of lower average borrowings under Tilda’s short-term borrowing arrangements as well as a lower average interest rate on borrowings under our Credit Agreement starting in December 2014 when we amended the agreement. Net other expenses were $3.6 million for the three months ended December 31, 2015 as compared to $2.6 million for the three months ending December 31, 2014. Included in net other expenses are net unrealized foreign currency losses, which were higher in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany balances.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended December 31, 2015 and 2014 was $78.4 million and $65.2 million, respectively. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $21.4 million in the three months ended December 31, 2015 compared to $20.9 million in the prior year quarter.

Our effective income tax rate from continuing operations was 27.3% and 32.1% of pre-tax income for the three months ended December 31, 2015 and 2014, respectively. The effective income tax rate for the three months ended December 31, 2015 was favorably impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the current quarter. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $4.4 million which favorably impacted the effective tax rate partially offset by an unfavorable settlement of a tax claim of $1.2 million in the United Kingdom relating to a prior acquisition.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees

Our equity in the net income/loss from our joint venture investments for the three months ended December 31, 2015 was a loss of $31 thousand compared to income of $308 thousand for the three months ended December 31, 2014. The loss in the current quarter reflects the additional marketing support costs incurred for the new infant formula business at our HHO joint venture in Asia.

Net Income

Net income for the three months ended December 31, 2015 and 2014 was $56.9 million and $44.6 million, or $0.55 and $0.43 per diluted share, respectively. The increase was attributable to the factors noted above.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended December 31, 2015 and 2014:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 12/31/15	$342,298	$194,226	$141,706	$74,359	$—	$752,589
Net sales - Three months ended 12/31/14	$353,969	$200,797	$86,216	$55,401	$—	$696,383
% change	(3.3)%	(3.3)%	64.4%	34.2%		8.1%

Operating income - Three months ended 12/31/15	$50,221	$18,768	$18,125	$4,689	$(4,081)	$87,722
Operating income - Three months ended 12/31/14	$55,591	$12,263	$7,715	$5,613	$(7,170)	$74,012
% change	(9.7)%	53.0%	134.9%	(16.5)%		18.5%

Operating income margin - Three months ended 12/31/15	14.7%	9.7%	12.8%	6.3%		11.7%
Operating income margin - Three months ended 12/31/14	15.7%	6.1%	8.9%	10.1%		10.6%

(1)	Includes $2,498 and $359 of acquisition related expenses, restructuring and integration charges for the three months ended December 31, 2015 and 2014, respectively.

Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. The United States, the United Kingdom and Hain Pure Protein are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

The Corporate category consists of expenses related to the Company’s centralized administrative function, which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges are included in Corporate and other. Refer to Note 15, Segment Information, for additional details.

Our net sales in the United States in the three months ended December 31, 2015 were $342.3 million, a decrease of $11.7 million, or 3.3%, from net sales of $354.0 million for the three months ended December 31, 2014. The sales decrease was principally due to merchandising changes at one of our mass-market customers, inventory reductions at certain customers and exiting of certain unprofitable club store rotations. Overall, changes in selling prices did not materially impact the net sales in the United States. Additionally, foreign currency changes negatively impacted net sales of $0.9 million as compared to the prior year due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. Operating income in the United States in the three months ended December 31, 2015 was $50.2 million, a decrease of $5.4 million from operating income of $55.6 million in the three months ended December 31, 2014. The decrease in operating income is the result of the decreased sales, as well as an increase in trade promotion rate and related marketing spend. This was partially offset by reduced headcount as a result of a recently completed restructuring and reduction in incentive compensation. The prior year quarter included $2.4 million of incremental expense related to the voluntary nut butter recall.

Our net sales in the United Kingdom segment in the three months ended December 31, 2015 were $194.2 million, a decrease of $6.6 million, or 3.3%, from net sales of $200.8 million in the three months ended December 31, 2014. Foreign currency exchange rates decreased net sales by $9.0 million as compared to the prior year quarter. On a constant currency basis, net sales increased 1.2% from the prior year quarter. The sales increase was primarily driven by growth in our chilled desserts business, new business in fruit and hot eating desserts partially offset by a discontinued unprofitable secondary rice brand. Operating income in the United Kingdom segment for the three months ended December 31, 2015 was $18.8 million, an increase of $6.5 million, from $12.3 million in the three months ended December 31, 2014. The increase in operating income was primarily due to incremental expenses totaling $3.3 million in the prior year quarter related to factory start-up costs at our chilled desserts facility, which did not recur in the current quarter. In addition, operating income increased at Tilda as a result of improved procurement of raw materials as compared to the prior year quarter.

Our net sales in the Hain Pure Protein segment in the three months ended December 31, 2015 were $141.7 million, an increase of $55.5 million, or 64.4%, from net sales of $86.2 million in the three months ended December 31, 2014. The sales increase was primarily due to increased consumer demand in this segment, sales mix, as well as the acquisition of Empire in March 2015, which accounted for $37.4 million of net sales in the second quarter. Operating income in the segment for the three months ended December 31, 2015 was $18.1 million, an increase of $10.4 million, from $7.7 million in the three months ended December 31, 2014. The increase in operating income is the result of higher net sales volume related to more branded product sales and more organic poultry product sales, which have higher selling prices, and the income associated with the acquisition of Empire.

Our net sales in the Rest of World segment were $74.4 million in the three months ended December 31, 2015, an increase of $19.0 million, or 34.2%, from net sales of $55.4 million, in the three months ended December 31, 2014. The increase was primarily the result of the acquisitions of Mona and Belvedere, which collectively accounted for $21.6 million of net sales in the current quarter. This was offset by unfavorable Canadian Dollar and Euro exchange rates that resulted in decreased net sales upon translation of $8.4 million over the prior year quarter. Operating income decreased $0.9 million due to increased product costs of our U.S. dollar denominated purchases in the quarter, as well as the associated reduction upon translation of the subsidiary financial statements as compared to the prior year. This was partially offset by the acquisition of Mona in the current fiscal year and Belvedere in fiscal 2015 and their associated operating income.

Results of Operations

Comparison of Six Months Ended December 31, 2015 to Six Months Ended December 31, 2014

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2015 and 2014 (amounts in thousands, other than percentages which may not add due to rounding):

	Six Months Ended
	December 31, 2015		December 31, 2014
Net sales	$1,439,777	100.0%	$1,327,640	100.0%
Cost of sales	1,110,167	77.1%	1,034,469	77.9%
Gross profit	329,610	22.9%	293,171	22.1%

Selling, general and administrative expenses	168,861	11.7%	179,544	13.5%
Amortization/impairment of acquired intangibles	9,408	0.7%	8,813	0.7%
Acquisition related expenses, restructuring and integration charges, net	6,151	0.4%	1,975	0.1%
Operating income	145,190	10.1%	102,839	7.7%
Interest and other expenses, net	21,233	1.5%	12,740	1.0%
Income before income taxes and equity in earnings of equity-method investees	123,957	8.6%	90,099	6.8%
Provision for income taxes	35,761	2.5%	26,997	2.0%
Equity in net loss (income) of equity-method investees	(53)	—%	(328)	—%
Net income	$88,249	6.1%	$63,430	4.8%

Net Sales

Net sales for the six months ended December 31, 2015 were $1.44 billion, an increase of $112.1 million, or 8.4%, from net sales of $1.33 billion for the six months ended December 31, 2014. Foreign exchange rates decreased net sales by $42.7 million as compared to the prior year period. On a constant currency basis, net sales increased 11% from the prior year. The sales increase resulted from the acquisitions of Mona in July 2015, Empire in March 2015, and Belvedere in February 2015 which collectively accounted for approximately $111.0 million in the six months ended December 31, 2015, and which includes those businesses growth under our ownership. Additionally, in the prior year period, sales were impacted by $15.8 million of sales returns related to the voluntary nut butter recall and by $0.9 million related to a non-dairy beverage withdrawal in Europe. Refer to the Segment Results section for additional discussion.

Gross Profit

Gross profit for the six months ended December 31, 2015 was $329.6 million, an increase of $36.4 million, or 12.4%, from the prior year period. The increase in gross profit was due to the increase in sales on a year over year basis. Gross profit margin was 22.9% of sales, an increase of 80 basis points year over year. The increase in gross profit margin primarily resulted from the impact of the voluntary nut butter recall in the prior year period, which included $9.4 million of inventory write-offs, sales from the aforementioned acquisitions, improved procurement of raw materials at Tilda, shift in product mix toward organic poultry sales at HPPC, and growth attributable to the increases in the volume of our products sold. We incurred what we expect to be the last of our start-up costs of certain lines in our chilled desserts factory in the United Kingdom, which totaled $0.7 million in the current period (all of which were incurred in the first quarter) compared to $6.0 million in the prior year. In the current period we recorded charges of $0.8 million for a 7 day production interruption related to a chiller breakdown at one of our HPPC facilities. In addition, we experienced favorable margin increases from our Empire acquisition which operates at slightly higher margins than the existing business in that segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $168.9 million, a decrease of $10.7 million, or 6%, in the six month ended December 31, 2015 from $179.5 million in last year’s quarter. Selling, general and administrative expenses have decreased primarily as a result of reduced incentive compensation, savings from headcount reductions, and other benefit cost savings of $12 million and the favorable impact of foreign currency exchange rates on expenses of $5.7 million, while the prior year period included costs related to the nut butter voluntary recall of $4.9 million. These decreases were partially offset by an increase in expenses totaling $6.6 million due to the recent acquisitions of Mona and Empire, both of which were acquired after the second quarter of the prior fiscal year, and incremental spend for Celestial Seasonings marketing support related to our new packaging launch and our transition of K-cup products from Keurig of $2.0 million in the current period. Selling, general and administrative expenses as a percentage of net sales was 11.7% in the six months ended December 31, 2015 and 13.5% in the prior year period, a decrease of 180 basis points, primarily attributable to the aforementioned items, as well as the achievement of additional operating leverage with the impact of acquisitions.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $9.4 million, an increase of $0.6 million, in the six months ended December 31, 2015 from $8.8 million in the prior year period. The increase was primarily due to intangibles acquired as a result of the Company’s recent acquisitions.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses aggregating $6.2 million in the six months ended December 31, 2015, which primarily relate to stamp duty and professional fees associated with the Orchard House and Mona acquisitions, and to a lesser extent, severance costs for a recent internal restructuring.

We incurred acquisition, restructuring and integration related expenses aggregating $2.0 million in the six months ended December 31, 2014, of which approximately $1.1 million related to our acquisition of HPPC and approximately $0.3 million related to a charge recorded in connection with the finalization of our contingent consideration liability for the Cully & Sully acquisition completed in prior years. Additionally, we incurred approximately $0.4 million of professional fees in connection with our recently completed acquisitions.

Operating Income

Operating income for the six months ended December 31, 2015 was $145.2 million, an increase of $42.4 million, or 41.2%, from $102.8 million in the six months ended December 31, 2014. Operating income as a percentage of net sales was 10.1% for the six months ended December 31, 2015 compared with 7.7% for the comparable period of fiscal 2015. The increase in operating income as a percentage of net sales resulted from the items described above. Foreign exchange rates resulted in decreased operating income of $2.7 million as compared to the prior period.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $21.2 million and $12.7 million for the six months ended December 31, 2015 and 2014, respectively. Net interest expense totaled $11.8 million in the six months ended December 31, 2015, a decrease of $0.8 million from the prior year period. Interest expense decreased primarily as a result of lower average borrowings under Tilda’s short-term borrowing arrangements as well as lower average interest rate on borrowings under our Credit Agreement starting in December 2014 when we amended the agreement. Net other expenses were $9.4 million for the six months ended December 31, 2015 as compared to $0.1 million for the six months ending December 31, 2014. Included in net other expenses are net unrealized foreign currency losses, which were higher in the current period than the prior year principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany balances. Additionally, included in the prior year period’s other expenses are a $5.3 million non-cash gain on the Company’s pre-existing ownership interest in HPPC.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the six months ended December 31, 2015 and 2014 was $124.0 million and $90.1 million, respectively. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $35.8 million in the six months ended December 31, 2015 compared to $27.0 million in the prior year period.

Our effective income tax rate from continuing operations was 28.8% and 30.0% of pre-tax income for the six months ended December 31, 2015 and 2014, respectively. The effective tax rate for the six months ended December 31, 2015 was favorably impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the second quarter of fiscal 2016. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $4.4 million, which favorably impacted the effective tax rate rate partially offset by an unfavorable settlement of a tax claim of $1.2 million in the United Kingdom relating to a prior acquisition. The effective tax rate for the six months ended December 31, 2014 was favorably impacted by the non-taxable gain recorded on the pre-existing ownership interest in HPPC of $5.3 million.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees

Our equity in the net income from our joint venture investments for the six months ended December 31, 2015 was $53 thousand compared to $328 thousand for the six months ended December 31, 2014. The decrease in the current period reflects the additional marketing support costs for the new infant formula business at our HHO joint venture in Asia.

Net Income

Net income for the six months ended December 31, 2015 and 2014 was $88.2 million and $63.4 million, or $0.85 and $0.62 per diluted share, respectively. The increase was attributable to the factors noted above.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the six months ended December 31, 2015 and 2014:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and other (1)	Consolidated
Net sales - Six months ended 12/31/15	$673,511	$359,580	$265,694	$140,992	$—	$1,439,777
Net sales - Six months ended 12/31/14	$690,884	$373,076	$156,886	106,794	$—	$1,327,640
% change	(2.5)%	(3.6)%	69.4%	32.0%		8.4%

Operating income - Six months ended 12/31/15	$94,687	$28,972	$28,396	$6,784	$(13,649)	$145,190
Operating income - Six months ended 12/31/14	$85,181	$17,858	$11,534	$6,248	$(17,982)	$102,839
% change	11.2%	62.2%	146.2%	8.6%		41.2%

Operating income margin - Six months ended 12/31/15	14.1%	8.1%	10.7%	4.8%		10.1%
Operating income margin - Six months ended 12/31/14	12.3%	4.8%	7.4%	5.9%		7.7%

(1)
Includes $4,591 and $1,662 of acquisition related expenses, restructuring and integration charges for the six months ended December 31, 2015 and 2014, respectively. Corporate and other also includes expense of $280 for contingent consideration adjustments for the six months ended December 31, 2014.

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

Our net sales in the United States in the six months ended December 31, 2015 were $673.5 million, a decrease of $17.4 million, or 2.5%, from net sales of $690.9 million for the six months ended December 31, 2014. The sales decrease was principally due to temporary disruptions from some of our distributor and retail customers, merchandising changes at one of our mass-market customers, inventory reductions at certain customers and exiting of certain unprofitable club programs. We experienced volume declines in certain brands where we have seen increased competition and retail pricing pressures. Overall, changes in selling prices did not materially impact the net sales in the United States, however, sales were impacted by increased trade promotion and related marketing spend to proactively address competition in certain brands. Additionally, foreign currency changes negatively impacted net sales of $2.6 million as compared to the prior year due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. Operating income in the United States in the six months ended December 31, 2015 was $94.7 million, an increase of $9.5 million from operating income of $85.2 million in the six months ended December 31, 2014. The increase in operating income was principally the result of prior period charges totaling $30.1 million related to the voluntary nut butter recall that negatively impacted operating income in the prior year period.

Our net sales in the United Kingdom segment in the six months ended December 31, 2015 were $359.6 million, a decrease of $13.5 million, or 3.6%, from net sales of $373.1 million in the six months ended December 31, 2014. The decrease was primarily due to the impact of foreign currency exchange rates, which resulted in decreased net sales of $22.1 million over the prior year period. On a constant currency basis, net sales increased 2.3%, driven by growth in our chilled desserts business and new business in fruit and hot eating desserts which was partially offset by a discontinued unprofitable secondary rice brand. Operating income in the United Kingdom segment for the six months ended December 31, 2015 was $29.0 million, an increase of $11.1 million, from $17.9 million in the six months ended December 31, 2014. The increase in operating income was due to a $5.2 million reduction of factory start-up costs at our chilled desserts facility in the current period as compared to the prior year period, and operating income increased at Tilda as a result of improved procurement of raw materials as compared to the prior year period.

Our net sales in the Hain Pure Protein segment in the six months ended December 31, 2015 were $265.7 million, an increase of $108.8 million, or 69.4%, from net sales of $156.9 million in the six months ended December 31, 2014. The sales increase was primarily due to increased volume as a result of strong consumption trends in this segment, sales mix, as well as the acquisition of Empire in March 2015, which accounted for $71.7 million of net sales in the period. Operating income in the segment for the six months ended December 31, 2015 was $28.4 million, an increase of $16.9 million, from $11.5 million in the six months ended December 31, 2014. The increase in operating income is the result of higher net sales volume related to more branded product sales and more organic poultry product sales, which have higher selling prices, lower commodities and productivity initiatives, as well as the income associated with the acquisition of Empire.

Our net sales in the Rest of World segment were $141.0 million in the six months ended December 31, 2015, an increase of $34.2 million, or 32.0%, from net sales of $106.8 million in the six months ended December 31, 2014. The increase was primarily the result of the acquisitions of Mona and Belvedere, which collectively accounted for $39.4 million of net sales in the period. This was offset by unfavorable Canadian Dollar and Euro exchange rates that resulted in decreased net sales upon translation of $18.0 million over the prior year period. Additionally, Europe’s net sales were impacted in the prior year period by $0.9 million related to a non-dairy beverage withdrawal. Operating income increased primarily due to our acquisition of Mona and Belvedere in the current fiscal year, offset partially by increased product costs of our U.S. dollar denominated purchases, as well as the associated reduction upon translation of the subsidiary financial statements.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash balance increased $10.2 million at December 31, 2015 to $177.1 million. Our working capital was $589.8 million at December 31, 2015, an increase of $19.2 million from $570.6 million at the end of fiscal 2015. The increase was due principally to increases in receivables and inventories of $30.2 million and $21.1 million, respectively, offset partially by a $28.0 million increase in accounts payable.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada and Europe. It is the Company’s current intent to indefinitely reinvest its foreign earnings outside the United States. As of December 31, 2015, approximately 45% ($80.3 million) of the total cash balance is held outside of the United States. Although a significant portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2015, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,
(amounts in thousands)	2015	2014
Cash flows provided by (used in):
Operating activities	$99,644	$54,251
Investing activities	(199,041)	(40,717)
Financing activities	114,331	6,041
Effect of exchange rate changes on cash	(4,756)	(8,099)
Net increase in cash	$10,178	$11,476

Net cash provided by operating activities was $99.6 million for the six months ended December 31, 2015, compared to $54.3 million in the six months ended December 31, 2014. The increase in cash provided by operations primarily resulted from a $38.5 million increase in net income and other non-cash items, partially offset by a net increase in our change in working capital accounts of $6.9 million.

In the six months ended December 31, 2015, we used $199.0 million of cash in investing activities. We used $157.9 million of cash in connection with our acquisitions of Orchard House, Mona, and our investment in Chop’t and $41.2 million for capital expenditures as discussed further below. We used cash in investing activities of $40.7 million during the six months ended December 31, 2014, which was principally for the acquisition of HPPC and capital expenditures, offset partially by proceeds from sales of a portion of our holding in an available for sale investment.

Net cash of $114.3 million was provided by financing activities for the six months ended December 31, 2015. We had net borrowings of an additional $122.0 million under our Credit Agreement, which was primarily used to fund the acquisitions of Orchard House and Mona, offset partially by repayments of existing borrowings. We also had additional net short-term borrowings of $0.8 million, which were principally related to increased borrowings at Tilda due to the timing of rice purchases, which was offset by the repayment of certain borrowings at Mona as we have replaced certain local acquired credit facilities with group credit facilities. In addition, we paid $10.4 million during the period for stock repurchases to satisfy employee payroll tax withholdings. Net cash of $6.0 million was provided by financing activities for the six months ended December 31, 2014. We had proceeds from the exercise of stock options of $9.7 million and excess tax benefits of $13.6 million in the current period. We also had net borrowings of $21.5 million under our revolving credit facility, which was primarily used to subsequently repay HPPC’s acquired borrowings. In addition, we paid $12.2 million during the period for stock repurchases to satisfy employee payroll tax withholdings.

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

	Six Months Ended December 31,
(amounts in thousands)	2015	2014
Cash flow provided by operating activities	$99,644	$54,251
Purchase of property, plant and equipment	(41,177)	(25,766)
Operating free cash flow	$58,467	$28,485

Our operating free cash flow was $58.5 million for the six months ended December 31, 2015, an increase of $30.0 million from the six months ended December 31, 2014. The increase in operating free cash flow primarily resulted from an increase in net income and other non-cash items. This was offset partially by an increase in our capital expenditures principally related to the purchase of a new factory location and production equipment in the Hain Pure Protein segment to accommodate the current demand in this segment, as well as the expansion of production lines at both our ready-to-heat rice facility in the United Kingdom and our plant-based beverage facilities in Europe to accommodate new products and increased volume. We expect that our capital spending for the current fiscal year will be approximately $55 million, which will include continued improvements and expansion of certain of our current manufacturing facilities.

We have $150 million in the aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of December 31 and June 30, 2015, $150.0 million of the senior notes was outstanding. We currently intend to refinance these borrowings on or before the maturity date and therefore are reviewing our financing alternatives.

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1 billion revolving credit facility which may be increased by an additional uncommitted $350 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. As of December 31, 2015 and June 30, 2015, there were $780.9 million and $660.2 million of borrowings outstanding, respectively, under the Credit Agreement.

The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature. As of December 31, 2015 and June 30, 2015, the Company was in compliance with all associated covenants, under the credit facility and senior notes.

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

We believe that our cash on hand of $177.1 million at December 31, 2015, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2016 capital expenditures of approximately $55 million, and the other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months while sales of snack foods and certain of our prepared food products are stronger in the warmer months. Additionally, with our recent acquisitions of HPPC, Empire and Tilda, our net sales and earnings may further fluctuate based on the timing of holidays throughout the year. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and earnings per share in the first fiscal quarter have typically been our lowest of our four quarters. For the remainder of fiscal 2016, we anticipate that our net sales and earnings will be lower in the third quarter than the fourth quarter. However, this may be impacted by the timing of any future acquisitions we complete.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three months ended December 31, 2015 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2016, the Company implemented the Hyperion Financial Management system for consolidation and financial reporting resulting in changes to our processes and related internal controls over financial reporting. We expect this new reporting tool will enhance our internal control over financial reporting. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that controls surrounding the system implementation process, the reporting tool, and the closing process were effective to prevent material financial statement errors. Other than changes related to this new reporting tool in the first quarter, no other changes in our internal control over financial reporting occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
October 2015	62,051	$52.89	—	—
November 2015	84,857	41.09	—	—
December 2015	22,363	38.42	—	—
Total	169,271	$45.06	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

See Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	February 9, 2016	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	February 9, 2016	/s/ Pasquale Conte
Pasquale Conte, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Performance Unit Agreement with the Company’s executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2016-2018 Long Term Incentive Plan).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.