Form 10-Q
period 2016-03-31
HAIN CELESTIAL GROUP INC
filed 2016-05-10
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
Yes  ☐    No  ☒

As of May 2, 2016 there were 103,448,185 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND JUNE 30, 2015
(In thousands, except share amounts)

	March 31,	June 30,
	2016	2015
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$125,390	$166,922
Accounts receivable, less allowance for doubtful accounts of $1,049 and $896	360,964	320,197
Inventories	394,958	382,211
Deferred income taxes	21,421	20,758
Prepaid expenses and other current assets	43,469	42,931
Total current assets	946,202	933,019
Property, plant and equipment, net	392,719	344,262
Goodwill	1,195,305	1,136,079
Trademarks and other intangible assets, net	643,940	647,754
Investments and joint ventures	20,034	2,305
Other assets	32,966	33,851
Total assets	$3,231,166	$3,097,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,642	$251,999
Accrued expenses and other current liabilities	93,050	79,167
Current portion of long-term debt	37,806	31,275
Total current liabilities	364,498	362,441
Long-term debt, less current portion	879,627	812,608
Deferred income taxes	142,188	145,297
Other noncurrent liabilities	5,986	5,237
Total liabilities	1,392,299	1,325,583
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock - $.01 par value, authorized 150,000,000 shares, issued 107,457,576 and 105,840,586 shares	1,075	1,058
Additional paid-in capital	1,120,777	1,073,671
Retained earnings	934,748	797,514
Accumulated other comprehensive loss	(129,062)	(42,406)
	1,927,538	1,829,837
Less: 4,009,837 and 3,229,342 shares of treasury stock, at cost	(88,671)	(58,150)
Total stockholders’ equity	1,838,867	1,771,687
Total liabilities and stockholders’ equity	$3,231,166	$3,097,270
Note: The balance sheet at June 30, 2015 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net sales	$749,862	$662,739	$2,189,639	$1,990,379
Cost of sales	576,653	504,990	1,686,820	1,539,459
Gross profit	173,209	157,749	502,819	450,920
Selling, general and administrative expenses	93,915	83,068	262,776	262,613
Amortization/impairment of acquired intangibles	4,586	10,189	13,994	19,001
Acquisition related expenses, restructuring and integration charges, and other	5,701	4,298	11,852	6,273
Operating income	69,007	60,194	214,197	163,033
Interest and other expenses, net	7,298	8,640	28,531	21,380
Gain on fire insurance recovery	(9,013)	—	(9,013)	—
Income before income taxes and equity in earnings of equity-method investees	70,722	51,554	194,679	141,653
Provision for income taxes	21,576	18,147	57,337	45,144
Equity in net loss (income) of equity-method investees	161	13	108	(315)
Net income	$48,985	$33,394	$137,234	$96,824

Net income per common share:
Basic	$0.47	$0.33	$1.33	$0.95
Diluted	$0.47	$0.32	$1.32	$0.94

Weighted average common shares outstanding:
Basic	103,265	102,252	103,030	101,401
Diluted	104,087	103,796	104,168	103,226

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands)

	Three Months Ended
	March 31, 2016			March 31, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$48,985			$33,394

Other comprehensive income (loss):
Foreign currency translation adjustments	$(20,296)	$—	(20,296)	$(59,603)	$2,485	(57,118)
Change in deferred gains (losses) on cash flow hedging instruments	(1,610)	401	(1,209)	382	(130)	252
Change in unrealized gain on available for sale investment	33	(13)	20	(175)	54	(121)
Total other comprehensive income (loss)	$(21,873)	$388	$(21,485)	$(59,396)	$2,409	$(56,987)

Total comprehensive income (loss)			$27,500			$(23,593)

	Nine Months Ended
	March 31, 2016			March 31, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$137,234			$96,824

Other comprehensive income (loss):
Foreign currency translation adjustments	$(86,380)	$—	(86,380)	$(172,301)	$5,214	(167,087)
Change in deferred gains (losses) on cash flow hedging instruments	(288)	124	(164)	2,687	(656)	2,031
Change in unrealized gain on available for sale investment	(183)	71	(112)	(1,518)	509	(1,009)
Total other comprehensive income (loss)	$(86,851)	$195	$(86,656)	$(171,132)	$5,067	$(166,065)

Total comprehensive income (loss)			$50,578			$(69,241)

See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2016
(In thousands, except per share and share amounts)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2015	105,840,586	$1,058	$1,073,671	$797,514	3,229,342	$(58,150)	$(42,406)	$1,771,687
Net income				137,234				137,234
Other comprehensive income							(86,656)	(86,656)
Issuance of common stock pursuant to stock based compensation plans	1,376,783	14	9,749		150,362	(5,363)		4,400
Issuance of common stock in connection with acquisitions	240,207	3	16,305					16,308
Stock based compensation income tax effects			11,047					11,047
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					630,133	(25,158)		(25,158)
Stock based compensation charge			10,005					10,005
Balance at March 31, 2016	107,457,576	$1,075	$1,120,777	$934,748	4,009,837	$(88,671)	$(129,062)	$1,838,867
See notes to condensed consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,234	$96,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,494	43,064
Deferred income taxes	(9,377)	(5,789)
Equity in net income of equity-method investees	108	(315)
Stock based compensation	10,005	8,934
Tax (deficiency) benefit from stock based compensation	(261)	341
Contingent consideration expense	1,511	280
Gain on fire insurance recovery and other, net	(8,401)	—
Gain on pre-existing ownership interest in Hain Pure Protein Corporation	—	(8,256)
Non-cash intangible asset impairment charge	—	5,510
Other non-cash items including unrealized currency (gains)/losses, net	7,403	4,652
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(29,201)	(59,583)
Inventories	(11,397)	(15,106)
Other current assets	(650)	4,050
Other assets and liabilities	1,111	(8,708)
Accounts payable and accrued expenses	(13,725)	4,271
Net cash provided by operating activities	131,854	70,169

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired and working capital settlements	(157,864)	(104,419)
Purchases of property and equipment	(58,022)	(36,312)
Proceeds from sale of investment	—	1,488
Proceeds from disposals of property and equipment	—	1,703
Net cash used in investing activities	(215,886)	(137,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	—	18,643
Borrowings under bank revolving credit facility, net	63,852	82,000
Repayments of other debt, net	(2,378)	(50,090)
Excess tax benefits from stock based compensation	11,308	25,692
Acquisition related contingent consideration	—	(3,217)
Shares withheld for payment of employee payroll taxes	(25,158)	(17,979)
Net cash provided by financing activities	47,624	55,049

Effect of exchange rate changes on cash	(5,124)	(11,104)

Net decrease in cash and cash equivalents	(41,532)	(23,426)
Cash and cash equivalents at beginning of period	166,922	123,751
Cash and cash equivalents at end of period	$125,390	$100,325
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

2.    BASIS OF PRESENTATION

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”). The amounts as of and for the periods ended June 30, 2015 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. Please refer to the notes to the consolidated financial statements as of June 30, 2015 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for information not included in these condensed notes.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The standard will be effective for the first interim period within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-09.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASU’s apply to all companies that enter into contracts with customers to transfer goods or services. These ASU’s are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASU’s either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the transition method that will be elected and the potential effects of adopting the provisions of these standards.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The equity method investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-07.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-02.

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

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Net income	$48,985	$33,394	$137,234	$96,824

Denominator for basic earnings per share - weighted average shares outstanding during the period (in thousands)	103,265	102,252	103,030	101,401
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units (in thousands)	822	1,544	1,138	1,825
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions (in thousands)	104,087	103,796	104,168	103,226

Basic earnings per share	$0.47	$0.33	$1.33	$0.95
Diluted earnings per share	$0.47	$0.32	$1.32	$0.94

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

Restricted stock awards totaling 195,244 were excluded from our diluted earnings per share calculations for the three and nine months ended March 31, 2016 as such awards were antidilutive. There were 107,460 awards excluded from our diluted earnings per share calculations for the three and nine months ended March 31, 2015 as such awards were contingently issuable based on market or performance conditions and such conditions had not been achieved during the respective periods.

4.    ACQUISITIONS

The Company accounts for acquisitions in accordance with Accounting Standards Codification “Business Combinations.” The results of operations of the acquisitions typically have been included in the consolidated results from their respective dates of acquisition. The purchase price of each acquisition is allocated to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. Acquisitions may include contingent consideration, the fair value of which is estimated on the acquisition date as the present value of the expected contingent payments, determined using weighted probabilities of possible payments. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill.

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges, net” in the Condensed Consolidated Statements of Income. Acquisition-related expenses of $720 and $3,681 were expensed in the three and nine months ended March 31, 2016 and $2,184 and $3,672 were expensed in the three and nine months ended March 31, 2015, respectively. The expenses incurred during the first nine months of fiscal 2016 primarily related to the acquisitions of Orchard House and Mona (as defined below). The expenses incurred during the first nine months of fiscal 2015 primarily relate to the acquisition of the remaining interest in Hain Pure Protein Corporation (“HPPC”).

Fiscal 2016

On December 21, 2015, the Company acquired Orchard House Foods Limited (“Orchard House”), a leader in prepared fruit, juices, fruit desserts and ingredients with facilities in Corby and Gateshead in the United Kingdom.  Orchard House supplies leading retailers, on-the-go food outlets, food service providers and manufacturers in the United Kingdom. Consideration in the transaction consisted of cash (net of cash acquired) totaling £76,923 (approximately $114,113 at the transaction date exchange rate). The acquisition was funded with borrowings under the Credit Agreement (as defined below). Additionally, contingent consideration of £3,000 may be payable to the sellers based on the outcome of a review by the Competition and Markets Authority in the United Kingdom. Orchard House is included in the United Kingdom operating segment. Net sales and income before income taxes attributable to the Orchard House acquisition and included in our consolidated results were not material in the three and nine months ended March 31, 2016.

On July 24, 2015, the Company acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Consideration in the transaction consisted of cash totaling €23,012  (approximately $25,233 at the transaction date exchange rate) and 240,207 shares of the Company’s common stock valued at $16,308. Also included in the acquisition was the assumption of net debt totaling €16,252. The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona is included in the Europe operating segment. Net sales and income before income taxes attributable to the Mona acquisition and included in our consolidated results were not material in the three and nine months ended March 31, 2016.

The following table summarizes the components of the preliminary purchase price allocations for the fiscal 2016 acquisitions:

	Mona	Orchard House	Total
Purchase Price:
Cash paid	$25,233	$114,113	$139,346
Equity issued	16,308	—	16,308
Fair value of contingent consideration	—	2,225	2,225
Total investment:	$41,541	$116,338	$157,879
Allocation:
Current assets	$17,811	$18,960	$36,771
Property, plant and equipment	16,391	17,707	34,098
Other long term assets	226	—	226
Identifiable intangible assets	14,803	24,032	38,835
Deferred taxes	(1,100)	(4,326)	(5,426)
Assumed liabilities	(27,303)	(19,070)	(46,373)
Goodwill	20,713	79,035	99,748
	$41,541	$116,338	$157,879

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

The preliminary fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $27,870 with an estimated useful life of 12 years and trade names valued at $10,965 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products and to expand sales of the Company’s existing products into new regions. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the three and nine months ended March 31, 2016 and March 31, 2015, as if the acquisitions of Orchard House and Mona had been completed at the beginning of fiscal 2015. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

	Three Months ended March 31,		Nine Months ended March 31,
	2016	2015	2016	2015
Net sales	$749,862	$740,463	$2,278,151	$2,251,205
Net income	$48,985	$36,076	$140,576	$106,319
Net income per diluted common share	$0.47	$0.35	$1.35	$1.03

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

On February 20, 2015, the Company acquired Belvedere International, Inc., (“Belvedere”) a leader in health and beauty care products including the Live Clean® brand with approximately 200 baby, body and hair care products as well as several mass market brands sold primarily in Canada and manufactured in a company facility in Mississauga, Ontario, Canada. Consideration in the transaction consisted of cash totaling C$17,454 ($13,988 at the transaction date exchange rate), which included debt that was repaid at closing, and was funded with existing cash balances. Additionally, contingent consideration of up to a maximum of C$4,000 is payable based on the achievement of specified operating results during the two consecutive one-year periods following the closing date. At March 31, 2016, the Company has recorded the maximum amount of C$4,000  for the contingent consideration payable. Belvedere is included in our Canada operating segment.

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

The following table summarizes the components of the purchase price allocations for the fiscal 2016 acquisitions:

	HPPC	Belvedere	Empire	Total
Carrying value of pre-existing interest, after fair value adjustments:	$36,074	$—	$9,786	$45,860
Purchase Price:
Cash paid	20,310	13,988	57,595	91,893
Equity issued	19,690	—	—	19,690
Fair value of contingent consideration	—	1,603	—	1,603
Total investment:	$76,074	$15,591	$67,381	$159,046
Allocation:
Current assets	$52,055	$10,042	$19,629	$81,726
Property, plant and equipment	21,864	2,598	12,334	36,796
Other assets	7,288	—	—	7,288
Identifiable intangible assets	20,700	5,850	34,800	61,350
Deferred taxes	1,388	(3,890)	(14,764)	(17,266)
Assumed liabilities	(42,332)	(1,825)	(15,987)	(60,144)
Goodwill	15,111	2,816	31,369	49,296
	$76,074	$15,591	$67,381	$159,046

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $15,903 with an estimated useful life of 11.0 years, a patent valued at $1,700 with an estimated useful life of 9.0 years, and trade names valued at $43,747 with indefinite lives. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the three and nine months ended March 31, 2015 as if only the acquisitions completed in fiscal 2015 (HPPC, Belvedere and Empire) had been completed at the beginning of fiscal year 2015. The information has been provided for illustrative purposes only, and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and the impact of reversing our previously recorded equity in HPPC’s net income as prior to the date of acquisition, HPPC was accounted for under the equity-method of accounting.

	Three Months ended March 31, 2015	Nine Months ended March 31, 2015
Net sales	$687,992	$2,082,712
Net income	$34,483	$100,105
Net income per diluted common share	$0.33	$0.97

5.    INVENTORIES

Inventories consisted of the following:

	March 31, 2016	June 30, 2015
Finished goods	$206,853	$240,004
Raw materials, work-in-progress and packaging	188,105	142,207
	$394,958	$382,211

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2016	June 30, 2015
Land	$36,566	$36,386
Buildings and improvements	103,142	88,507
Machinery and equipment	401,180	359,183
Furniture and fixtures	13,900	10,272
Leasehold improvements	20,677	19,257
Construction in progress	20,027	11,444
	595,492	525,049
Less: Accumulated depreciation and amortization	202,773	180,787
	$392,719	$344,262

Depreciation expense for the three months ended March 31, 2016 and 2015 was $9,096 and $7,795, respectively. Such expense for the nine months ended March 31, 2016 and 2015 was $27,039 and $24,539, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2016 were as follows:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2015 (a)	$607,843	$420,166	$45,328	$62,742	$1,136,079
Acquisition activity	—	79,035	1,154	20,611	100,800
Translation adjustments	(2,937)	(37,363)	—	(1,274)	(41,574)
Balance as of March 31, 2016 (a)	$604,906	$461,838	$46,482	$82,079	$1,195,305

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

Amounts assigned to indefinite-life intangible assets primarily represent the values of trademarks and tradenames. At March 31, 2016, included in trademarks and other intangible assets on the balance sheet are $226,824 of intangible assets deemed to have a finite life, which are primarily related to customer relationships, and are being amortized over their estimated useful lives of 3 to 25 years. The following table reflects the components of trademarks and other intangible assets:

	March 31, 2016	June 30, 2015
Non-amortized intangible assets:
Trademarks and tradenames	$496,082	$507,853
Amortized intangible assets:
Other intangibles	226,824	207,609
Less: accumulated amortization	(78,966)	(67,708)
Net carrying amount	$643,940	$647,754

Amortization expense included in continuing operations was as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2016	2015	2016	2015
Amortization of intangible assets	$4,586	$4,303	$13,994	$8,813

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ended June 30,
	2016	2017	2018	2019	2020
Estimated amortization expense	$18,279	$19,193	$17,511	$15,698	$16,090

The weighted average remaining amortization period of amortized intangible assets is 9.6 years.

8.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2016	June 30, 2015
Senior Notes	$150,000	$150,000
Revolving Credit Agreement borrowings payable to banks	720,276	660,216
Tilda short-term borrowing arrangements	27,979	29,600
Other borrowings	19,178	4,067
	917,433	843,883
Short-term borrowings and current portion of long-term debt	37,806	31,275
	$879,627	$812,608

The Company has $150,000 in aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of March 31, 2016, $150,000 of the senior notes was outstanding. On May 2, 2016, the Company utilized capacity under its existing revolving credit facility to redeem these notes.  Accordingly, the Company has classified these borrowings as long term in the Condensed Consolidated Balance Sheet as of March 31, 2016 since the notes were refinanced on a long-term basis.

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1,000,000 unsecured revolving credit facility which may be increased by an additional uncommitted $350,000, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of March 31, 2016, there were $723,326 of borrowings and letters of credit outstanding under the Credit Agreement and $276,674 available, and the Company was in compliance with all associated covenants.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2016 was 1.92%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at March 31, 2016).

Other borrowings primarily relate to borrowings at Mona and include only long-term arrangements. Mona entered into long-term borrowings which were used to finance capital expenditures. Outstanding borrowings are collateralized by the assets of Mona and have terms ranging from 12 months to 8 years.  Such borrowings bear interest at variable rates typically based on EURIBOR plus a margin (weighted average interest rate of approximately 2.5% at March 31, 2016).

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

The effective income tax rate from continuing operations was 30.5% and 35.2% for the three months ended March 31, 2016 and 2015, respectively, and 29.5% and 31.9% for the nine months ended March 31, 2016 and 2015, respectively. The effective tax rate for the nine months ended March 31, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the second quarter of fiscal 2016. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $4,436 which favorably impacted the effective tax rate partially offset by an unfavorable settlement of a tax claim of $1,151 in the United Kingdom relating to a prior acquisition. The effective tax rate for the nine months ended March 31, 2015 was favorably impacted by the non-taxable gain recorded on the pre-existing ownership interests in HPPC and Empire of $8,256.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$(20,296)	$(57,118)	$(86,380)	$(167,087)
Amounts reclassified into income	—	—	—	—
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income (loss) before reclassifications	753	750	4,024	5,179
Amounts reclassified into income (2)	(1,962)	(498)	(4,188)	(3,148)
Unrealized gain/(loss) on available for sale investment:
Other comprehensive income (loss) before reclassifications	20	(120)	(112)	(819)
Amounts reclassified into income (3)	—	(1)	—	(190)
Net change in accumulated other comprehensive income (loss)	$(21,485)	$(56,987)	$(86,656)	$(166,065)

(1)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $35,592 and $21,210 for the three months ended March 31, 2016 and 2015, respectively, and $74,508 and $64,316 for the nine months ended March 31, 2016 and 2015, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $2,546 and $711 for the three months ended March 31, 2016 and 2015, respectively and $5,492 and $4,126 for the nine months ended March 31, 2016 and 2015, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 12). Such amounts are recorded in “Interest and other expenses, net” in the Condensed Consolidated Statements of Income and were $312 before taxes for the nine months ended March 31, 2015.

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

Compensation cost and related income tax benefits recognized in the Condensed Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Compensation cost (included in selling, general and administrative expense)	$2,776	$2,935	$10,005	$8,934
Related income tax benefit	$1,041	$1,125	$3,752	$3,438

Stock Options

A summary of the stock option activity for the nine months ended March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2015	1,248,912	$6.12
Exercised	(907,302)	$5.91
Options outstanding and exercisable at March 31, 2016	341,610	$6.66	5.9 years	$11,701

	Nine Months Ended March 31,
	2016	2015
Intrinsic value of options exercised	$27,147	$62,213
Cash received from stock option exercises	$—	$18,643
Tax benefit recognized from stock option exercises	$10,587	$24,213

At March 31, 2016 there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share units activity for the nine months ended March 31, 2016 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2015	1,145,042	$32.30
Granted	409,564	$24.29
Vested	(386,854)	$33.79
Forfeited	(28,365)	$45.90
Non-vested restricted stock, restricted share units, and performance units at March 31, 2016	1,139,387	$28.82

	Nine Months Ended March 31,
	2016	2015
Fair value of restricted stock, restricted share units, and performance units granted	$9,947	$14,255
Fair value of shares vested	$17,904	$21,121
Tax benefit recognized from restricted shares vesting	$6,762	$8,223

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

At March 31, 2016, $19,625 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, is expected to be recognized over a weighted-average period of approximately 1.9 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). As of March 31, 2016, the LTI Plan consisted of a two-year performance-based long-term incentive plan (the “2015-2016 LTIP”) and a three-year performance-based long-term incentive plan (the “2016-2018 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over the respective performance period. Participants in the LTI Plans include the Company’s executive officers, including the Chief Executive Officer, and certain other key executives.

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

In addition to the stock based compensation expense associated with the Initial Equity Grants and the TSR Grant, there was $1,127 of expense for the three months ended March 31, 2016 and a reversal of expense of $4,290 for the nine months ended March 31,

2016, due to the Company’s current estimates of achievement under the plans. The Company recorded expense of $2,149 and $5,410 for the three and nine months ended March 31, 2015, respectively, related to LTI plans.

12.    INVESTMENTS AND JOINT VENTURES

Equity method investments

At March 31, 2016, the Company owned 50.0% of a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority owned subsidiary of CK Hutchison Holdings Limited, a company listed on the Hong Kong Stock Exchange. HHO markets and distributes certain of the Company’s brands in Hong Kong, China and other markets. Voting control of the joint venture is shared 50/50 between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote. The carrying value of the investment and advances to HHO of $1,279 are included on the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The investment is being accounted for under the equity method of accounting.

On October 27, 2015, the Company acquired a 15.2% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as a equity method investment and its carrying value of $17,741 is included in the Condensed Consolidated Balance Sheet in “Investments and joint ventures.” The Company’s current ownership percentage may be diluted in the future to 12.1% pending the distribution of additional ownership interests.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 943,300 of its YHS shares during the nine months ended March 31, 2015 which resulted in a pre-tax gain of $312 on the sales. No shares were sold during the nine months ended March 31, 2016. The remaining shares held at March 31, 2016 totaled 1,035,338. The fair value of these shares held was $1,014 (cost basis of $1,291) at March 31, 2016 and $1,196 (cost basis of $1,291) at June 30, 2015 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.

13.    FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

The Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$26,300	$26,300	$—	$—
Forward foreign currency contracts	1,047	—	1,047	—
Available for sale securities	1,014	1,014	—	—
	$28,361	$27,314	$1,047	$—
Liabilities:
Contingent consideration, of which $3,738 is noncurrent	7,437	—	—	7,437
Total	$7,437	$—	$—	$7,437

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$45,101	$45,101	$—	$—
Forward foreign currency contracts	1,590	—	1,590	—
Available for sale securities	1,196	1,196	—	—
	$47,887	$46,297	$1,590	$—
Liabilities:
Forward foreign currency contracts	$274	$—	$274	$—
Contingent consideration, of which $3,789 is noncurrent	3,789	—	—	3,789
Total	$4,063	$—	$274	$3,789

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

In connection with the acquisitions of Belvedere in February 2015 and GG UniqueFiber AS in January 2011, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results. During the nine months ended March 31, 2016, additional expense of $1,541 was recorded related to the Belvedere acquisition. In addition, additional consideration of £3,000 related to the acquisition of Orchard House may be payable to the sellers based on the outcome of a review by the Competition and Markets Authority in the United Kingdom. The Company estimated the original fair value of these contingent consideration arrangements as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in the estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability (weighted average discount rate of 4.5% for the outstanding liability as of March 31, 2016). Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts.

The following table summarizes the Level 3 activity for the nine months ended March 31, 2016.

Balance as of June 30, 2015	$3,789
Fair value of initial contingent consideration	2,225
Contingent consideration adjustment	1,541
Translation adjustment	(118)
Balance as of March 31, 2016	$7,437

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2016 or 2015.

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at March 31, 2016 were $14,861 and $1,047 of net assets. There were $47,202 of notional amount and $1,316 of net assets of foreign exchange derivative contracts outstanding at June 30, 2015. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next 3 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the three and nine months ended March 31, 2016 and 2015, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended March 31, 2016 and 2015.

14.    COMMITMENTS AND CONTINGENCIES

On May 11, 2011, Rosminah Brown, on behalf of herself and all other similarly situated individuals, as well as a non-profit organization, filed a putative class action in the Superior Court of California, Alameda County against the Company. The complaint alleged that the labels of certain Avalon Organics® brand and JASON® brand personal care products used prior to the Company’s implementation of ANSI/NSF-305 certification in mid-2011 violated certain California statutes. Defendants removed the case to the United States District Court for the Northern District of California. The action was consolidated with a subsequently-filed putative class action containing substantially identical allegations concerning only the JASON® brand personal care products. The consolidated actions sought an award for damages, injunctive relief, costs, expenses and attorney’s fees. In July 2015, the Company reached an agreement in principle with the plaintiffs to settle the class action for $7,500 in addition to the distribution of consumer coupons up to a value of $2,000. In connection with the proposed settlement, the Company recorded a charge of $5,725 in the fourth quarter of fiscal 2015 (a separate charge of $1,775 was recorded in prior years). The parties finalized the settlement and the court granted preliminary approval in October 2015. The court granted final approval of the settlement and issued a judgment dismissing the case on February 17, 2016.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net Sales:
United States	$351,887	$343,728	$1,025,398	$1,034,612
United Kingdom	208,391	178,068	567,971	551,144
Hain Pure Protein	113,643	83,192	379,336	240,078
Rest of World	75,941	57,751	216,934	164,545
	$749,862	$662,739	$2,189,639	$1,990,379

Operating Income:
United States	$54,546	$55,851	$149,233	$141,031
United Kingdom	16,217	11,760	45,189	29,618
Hain Pure Protein	4,613	4,970	33,009	16,505
Rest of World	6,198	4,412	12,981	10,660
	$81,574	$76,993	$240,412	$197,814
Corporate and other (1)	(12,567)	(16,799)	(26,215)	(34,781)
	$69,007	$60,194	$214,197	$163,033

(1)
Includes $5,227 and $4,263 of acquisition related expenses, restructuring and integration charges for the three months ended March 31, 2016 and 2015, respectively. Such expenses for the nine months ended March 31, 2016 and 2015 were $9,818 and $5,925, respectively. A non-cash impairment charge of $5,510 for the three and nine months ended March 31, 2015 related to a United Kingdom indefinite-lived intangible asset is also included in Corporate and other.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	March 31, 2016	June 30, 2015
United States	$182,155	$151,450
Canada	10,655	11,386
United Kingdom	210,676	195,131
Europe	42,233	22,451
	$445,719	$380,418

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2016 Condensed Consolidated Financial Statements and the related Notes contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the sub-heading, “Cautionary Note Regarding Forward Looking Information,” below.

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

We have acquired numerous brands since our formation and our goal is to continue to grow both organically as well as through the acquisition of complementary brands. We consider the acquisition of organic and natural food and personal care products companies or product lines a part of our business strategy. We also seek to broaden the distribution of our key brands across all sales channels and geographies. We believe that by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We perform ongoing reviews of our products and categories and have and may continue to eliminate certain products and/or brands that do not meet our standards for profitability or are not in line with our overall strategy. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic and timely introductions of new products that complement and provide innovation to existing lines to enhance revenues and margins. We believe our continuing investments in the operational performance of our business units and our focused execution on cost containment, productivity, cash flow and margin enhancement positions us to offer innovative new products with healthful attributes and enables us to build on the foundation of our long-term strategy of sustainable growth. We are committed to creating and inspiring A Healthier Way of LifeTM for the benefit of consumers, customers, shareholders and employees.

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

Project Terra

In the third quarter of 2016, the Company commenced a strategic review which identified approximately $100 million in global cost savings, which it expects to achieve during fiscal years 2017 through 2019. These initiatives are expected to include optimizing plants, co-packers and procurement and rationalizing the Company’s product portfolio, and reinvesting these incremental savings into the business to further brand building efforts and household penetration.

The strategic review has also resulted in the Company redefining its core platforms, initially in the United States, for future growth based upon consumer trends to create and inspire A Healthier Way of Life™. The core platforms are now defined by common consumer need, route-to-market or internal advantage and are aligned with the Company’s strategic roadmap to continue its leadership position in the organic and natural, better for-you industry. Beginning in fiscal year 2017, the Company plans to establish five strategic platforms within Hain Celestial US with the purpose to drive accelerated net sales and margin growth. The platforms supported by our brands and brand strategies will be:

•	Fresh Living - includes poultry, yogurt, plant-based proteins and other refrigerated products;

•	Better-for-You Baby - includes infant foods, infant formula, diapers and wipe products that nurture and care for babies and toddlers;

•	Better-for-You Snacking - wholesome products for in-between meals;

•	Better-for-You Pantry - core consumer staples; and

•	Pure Personal Care - personal care products focused on providing consumers with cleaner and gentler ingredients.

In addition, the Company will launch Cultivate Ventures (“Cultivate”), a venture unit whose purpose is threefold: (i) to strategically invest in the Company’s smaller brands in high potential categories such as SunSpire® chocolates and DeBoles® pasta by giving them a dedicated, creative focus for refresh and relaunch; (ii) to incubate small acquisitions until they reach the scale for inclusion in the Company’s core platforms; and (iii) to invest in concepts, products and technology, which focus on health and wellness.

The Company has also identified certain brands representing approximately $30 million in sales which no longer fit into its core strategy for future growth, and it intends to sell these brands as a group.

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

On October 27, 2015, the Company acquired a 15.2% interest in Chop’t Creative Salad Company LLC (“Chop’t”). The Company’s current ownership percentage may be diluted in the future to 12.1% pending the distribution of additional ownership shares. Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback.

On July 24, 2015, the Company acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Mona’s facilities will provide us additional manufacturing capacity, and the acquired business also presents us with the opportunity to expand our existing European product offerings into new regions. Consideration in the transaction consisted of cash totaling €23.0 million  (approximately $25.2 million at the transaction date exchange rate) and 240,207 shares of the Company’s common stock valued at $16.3 million. Also included in the acquisition was the assumption of net debt totaling €16.3 million (approximately $17.8 million at the transaction date exchange rate). The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona is included in our Europe operating segment.

Constant Currency Presentation

Revenue from our international operations represents a significant portion of our business. As a result, our revenue growth and operating income have been impacted, and we expect we will continue to be impacted, by fluctuations in foreign currency exchange rates. To provide a framework for assessing how our consolidated and our non-United States operating results performed excluding the impact of foreign currency fluctuations, we additionally present the year over year percentage changes on a constant currency basis, which assumes no change in the exchange rate from the prior year period. This constant currency is provided in addition to, and not as a substitute for, the year over year percentage changes on an as-reported basis.

Results of Operations

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2016 and 2015 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended
	March 31, 2016		March 31, 2015
Net sales	$749,862	100.0%	$662,739	100.0%
Cost of sales	576,653	76.9%	504,990	76.2%
Gross profit	173,209	23.1%	157,749	23.8%

Selling, general and administrative expenses	93,915	12.5%	83,068	12.5%
Amortization/impairment of acquired intangibles	4,586	0.6%	10,189	1.5%
Acquisition related expenses, restructuring and integration charges, and other	5,701	0.8%	4,298	0.6%
Operating income	69,007	9.2%	60,194	9.1%
Interest and other expenses, net	7,298	1.0%	8,640	1.3%
Gain on fire insurance recovery	(9,013)	(1.2)%	—	—%
Income before income taxes and equity in earnings of equity-method investees	70,722	9.4%	51,554	7.8%
Provision for income taxes	21,576	2.9%	18,147	2.7%
Equity in net loss (income) of equity-method investees	161	—%	13	—%
Net income	$48,985	6.5%	$33,394	5.0%

Net Sales

Net sales for the three months ended March 31, 2016 were $749.9 million, an increase of $87.1 million, or 13%, from net sales of $662.7 million for the three months ended March 31, 2015. Foreign exchange rates negatively impacted net sales by $13.9 million as compared to the prior year quarter. On a constant currency basis, net sales increased 15% from the prior year quarter. The sales increase primarily resulted from our recent acquisitions of Orchard House in December 2015, Mona in July 2015, EK Holdings, Inc. (“Empire”) in March 2015 and Belvedere International, Inc (“Belvedere”) in February 2015, which collectively accounted for approximately $93.5 million in the third quarter of 2016, which includes the growth of these businesses under our ownership, from $18.0 million in the prior year quarter. Refer to the Segment Results section for additional discussion.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $173.2 million, an increase of $15.5 million, or 9.8%, from last year’s third quarter. The increase in gross profit was due to the increase in sales on a year over year basis. Gross profit margin was 23.1% of sales, down 70 basis points year over year. Gross profit margin was unfavorably impacted by product mix in the United States primarily due to lower sales of Celestial Seasonings tea resulting from the new packaging launch, increased product costs of United States dollar denominated purchases in Canada, and additional costs related to a chiller breakdown and resultant temporary stop in production at one of our Hain Pure Protein Corporation (“HPPC”) turkey facilities of $2.6 million, which were partially offset by increased sales of higher margin branded products at both HPPC and Europe. In the prior year quarter, gross profit margin was unfavorably impacted by start-up costs of certain lines in our chilled desserts factory in the United Kingdom totaling $2.5 million and $1.6 million of additional factory expenses associated with bringing our nut butter production facility back to full operations after the previously mentioned nut butter recall, as well as expenses associated with the restructuring and relocation of our New York-based BluePrint manufacturing facility in the United States segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $93.9 million, an increase of $10.8 million, or 13.1%, in the three months ended March 31, 2016 from $83.1 million in last year’s quarter. Selling, general and administrative expenses increased by $6.6 million due to the acquisitions of Orchard House, Mona, Empire and Belvedere, as well as $2.7 million of incremental spend for Celestial Seasonings marketing support related to our new packaging launch. Selling, general and administrative expenses as a percentage of net sales was 12.5% in the three months ended March 31, 2016 and 12.5% in the prior year quarter. Selling, general and administrative expenses in the prior year quarter were impacted by $4.9 million of charges for consumer refunds and other administrative costs associated with the nut butter recall.

Amortization/Impairment of Acquired Intangibles

Amortization/impairment of acquired intangibles was $4.6 million, a decrease of $5.6 million in the three months ended March 31, 2016 from $10.2 million in the prior year quarter. The decrease was primarily due to a non-cash partial impairment charge of $5.5 million in the prior year quarter related to a United Kingdom indefinite-lived intangible asset, offset by the intangibles acquired as a result of the Company’s recent acquisitions.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses totaling $5.7 million in the three months ended March 31, 2016, which relate to additional contingent consideration expense for the Belvedere acquisition of $1.5 million, severance costs related to a recently completed restructuring of $1.6 million, most of which occurred in the United States, integration costs associated with the Orchard House acquisition and other professional fees.

We incurred acquisition, restructuring and integration related expenses totaling $4.3 million in the three months ended March 31, 2015, which relate to professional fees, severance and other transaction related costs associated with the three acquisitions completed in the prior fiscal year.

Operating Income

Operating income for the three months ended March 31, 2016 was $69.0 million, an increase of $8.8 million, or 14.6%, from $60.2 million in the three months ended March 31, 2015. Operating income as a percentage of net sales was 9.2% in the third quarter of fiscal 2016 compared with 9.1% in the prior year quarter. The increase in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $7.3 million and $8.6 million for the three months ended March 31, 2016 and 2015, respectively. Net interest expense totaled $6.6 million in the third quarter of fiscal 2016, an increase of $0.6 million from the prior year quarter. The increase in interest expense primarily resulted from higher than average borrowings under our Credit Agreement, the proceeds of which were used to fund our recent acquisitions of Mona and and Orchard House. Net other expense was $0.7 million for the three months ended March 31, 2016 as compared to $2.7 million for the three months ending March 31, 2015. Included in net other expenses are net unrealized foreign currency losses, which were lower in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany balances.

Gain on Fire Insurance Recovery

The gain on fire insurance recovery was the result of fixed assets purchased with insurance proceeds that exceeded the net book value of fixed assets destroyed in the fire that occurred at our Tilda rice milling facility in the second quarter of fiscal 2015.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended March 31, 2016 and 2015 was $70.7 million and $51.6 million, respectively. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $21.6 million in the three months ended March 31, 2016 compared to $18.1 million in the prior year quarter.

Our effective income tax rate from continuing operations was 30.5% and 35.2% of pre-tax income for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate for the three months ended March 31, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the second quarter of 2016.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees

Our equity in the net income/loss from our joint venture investments for the three months ended March 31, 2016 was a loss of $161 thousand compared to a loss of $13 thousand for the three months ended March 31, 2015.

Net Income

Net income for the three months ended March 31, 2016 and 2015 was $49.0 million and $33.4 million, or $0.47 and $0.32 per diluted share, respectively. The increase was attributable to the factors noted above.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and other (1)	Consolidated
Net sales - Three months ended 3/31/16	$351,887	$208,391	$113,643	$75,941	$—	$749,862
Net sales - Three months ended 3/31/15	$343,728	$178,068	$83,192	$57,751	$—	$662,739
% change	2.4%	17.0%	36.6%	31.5%		13.1%

Operating income - Three months ended 3/31/16	$54,546	$16,217	$4,613	$6,198	$(12,567)	$69,007
Operating income - Three months ended 3/31/15	$55,851	$11,760	$4,970	$4,412	$(16,799)	$60,194
% change	(2.3)%	37.9%	(7.2)%	40.5%		14.6%

Operating income margin - Three months ended 3/31/16	15.5%	7.8%	4.1%	8.2%		9.2%
Operating income margin - Three months ended 3/31/15	16.2%	6.6%	6.0%	7.6%		9.1%

(1)	Includes $5,227 and $4,263 of acquisition related expenses, restructuring and integration charges for the three months ended March 31, 2016 and 2015, respectively.

Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. The United States, the United Kingdom and Hain Pure Protein are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

The Corporate category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges are included in Corporate and other. Refer to Note 15, Segment Information, for additional details.

Our net sales in the United States in the three months ended March 31, 2016 were $351.9 million, an increase of $8.2 million, or 2.4%, from net sales of $343.7 million for the three months ended March 31, 2015. The sales increase was principally due to an increase in the volume of our products sold as a result of increased consumption and expanded distribution. We experienced volume growth in many of our brands including Sensible Portions, The Greek Gods, Terra, Garden of Eatin’, Jason and Alba Botanica, offset by the exiting of certain unprofitable club store programs, as well as lower tea consumption related to our recent packaging change at Celestial Seasonings. Operating income in the United States in the three months ended March 31, 2016 was $54.5 million, a decrease of $1.3 million from operating income of $55.9 million in the three months ended March 31, 2015. The decrease in operating income is primarily the result of an increase in trade promotions and related marketing spend for our Celestial Seasonings packaging launch. This was partially offset by reduced headcount as a result of a recently completed restructuring and reduction in incentive compensation. Operating income in the prior year quarter was negatively impacted by charges totaling $3.7 million related to additional factory expenses associated with bringing our nut butter production facility back to full operations after the previously mentioned nut butter recall, expenses associated with the restructuring and relocation of our New York-based BluePrint manufacturing facility and the outsourcing of our natural channel merchandising function.

Our net sales in the United Kingdom segment in the three months ended March 31, 2016 were $208.4 million, an increase of $30.3 million, or 17.0%, from net sales of $178.1 million in the three months ended March 31, 2015. Foreign currency exchange rates negatively impacted net sales by $9.4 million as compared to the prior year quarter. The sales increase was primarily due to the acquisition of Orchard House, which accounted for $37.8 million of net sales in the third quarter and which includes growth in the business under our ownership. Additionally, the sales increase was driven by growth in our chilled desserts business, new business in fruit and hot eating desserts, and strong promotional programs on Tilda Ready to Heat rice resulting from recently increased capacity. Operating income in the United Kingdom segment for the three months ended March 31, 2016 was $16.2 million, an increase of $4.5 million, from $11.8 million in the three months ended March 31, 2015. The increase in operating income was primarily due to the acquisition of Orchard House, improved procurement of raw materials at Tilda, as well as the prior year including incremental expenses totaling $2.5 million related to factory start-up costs at our chilled desserts facility, which did not recur in the current quarter.

Our net sales in the Hain Pure Protein segment in the three months ended March 31, 2016 were $113.6 million, an increase of $30.5 million, or 36.6%, from net sales of $83.2 million in the three months ended March 31, 2015. The sales increase was primarily due to increased consumer demand in this segment, sales mix, as well as the acquisition of Empire in March 2015, which accounted for $33.2 million of net sales in the current quarter, which includes growth in the business under our ownership, as compared to $15.3 million in the prior year quarter. Operating income in the segment for the three months ended March 31, 2016 was $4.6 million, a decrease of $0.4 million, from $5.0 million in the three months ended March 31, 2015. The decrease in operating income is the result of a chiller breakdown and resultant temporary stop in production at one of our HPPC turkey facilities, offset by higher net sales volume related to more branded product sales and more organic poultry product sales, which have higher selling prices, and the income associated with the acquisition of Empire.

Our net sales in the Rest of World segment were $75.9 million in the three months ended March 31, 2016, an increase of $18.2 million, or 31.5%, from net sales of $57.8 million, in the three months ended March 31, 2015. Foreign currency exchange rates negatively impacted net sales by $3.3 million as compared to the prior year quarter. The increase was primarily the result of the acquisitions of Mona and Belvedere, which collectively accounted for $20.6 million of net sales in the current quarter and which includes those businesses growth under our ownership, as compared to $2.8 million in the prior year quarter. Operating income increased $1.8 million primarily due to the Mona and Belvedere acquisitions, partially offset by increased product costs of our U.S. dollar denominated purchases in the quarter.

Results of Operations

Comparison of Nine Months Ended March 31, 2016 to Nine Months Ended March 31, 2015

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2016 and 2015 (amounts in thousands, other than percentages which may not add due to rounding):

	Nine Months Ended
	March 31, 2016		March 31, 2015
Net sales	$2,189,639	100.0%	$1,990,379	100.0%
Cost of sales	1,686,820	77.0%	1,539,459	77.3%
Gross profit	502,819	23.0%	450,920	22.7%

Selling, general and administrative expenses	262,776	12.0%	262,613	13.2%
Amortization/impairment of acquired intangibles	13,994	0.6%	19,001	1.0%
Acquisition related expenses, restructuring and integration charges, and other	11,852	0.5%	6,273	0.3%
Operating income	214,197	9.8%	163,033	8.2%
Interest and other expenses, net	28,531	1.3%	21,380	1.1%
Gain on fire insurance recovery	(9,013)	(0.4)%	—	—%
Income before income taxes and equity in earnings of equity-method investees	194,679	8.9%	141,653	7.1%
Provision for income taxes	57,337	2.6%	45,144	2.3%
Equity in net loss (income) of equity-method investees	108	—%	(315)	—%
Net income	$137,234	6.3%	$96,824	4.9%

Net Sales

Net sales for the nine months ended March 31, 2016 were $2.19 billion, an increase of $199.3 million, or 10.0%, from net sales of $1.99 billion for the nine months ended March 31, 2015. Foreign exchange rates negatively impacted net sales by $56.6 million as compared to the prior year period. On a constant currency basis, net sales increased 13% from the prior year. The sales increase resulted from the acquisitions of Orchard House in December 2015, Mona in July 2015, Empire in March 2015, and Belvedere in February 2015, which collectively accounted for approximately $206.5 million of net sales in the nine months ended March 31, 2016 and which includes the growth of these businesses under our ownership, from $18.0 million in the prior year. Additionally, in the prior year period, sales were negatively impacted by $15.8 million of sales returns related to the voluntary nut butter recall. Refer to the Segment Results section for additional discussion.

Gross Profit

Gross profit for the nine months ended March 31, 2016 was $502.8 million, an increase of $51.9 million, or 11.5%, from the prior year period. The increase in gross profit was due to the increase in sales on a year over year basis, including from the aforementioned acquisitions. Gross profit margin was 23.0% of sales, an increase of 30 basis points year over year. The increase in gross profit margin primarily resulted from improved procurement of raw materials at Tilda, shift in product mix toward organic poultry sales at HPPC, and the impact of the voluntary nut butter recall in the prior year period, which included $11.6 million of inventory write-offs. We incurred what we expect to be the last of our start-up costs of certain lines in our chilled desserts factory in the United Kingdom, which totaled $0.7 million in the current period (all of which were incurred in the first quarter) compared to $8.4 million in the prior year.  Gross profit margin was unfavorably impacted by product mix in the United States primarily due to lower sales of Celestial Seasonings tea resulting from the new packaging launch, increased product costs of United States dollar denominated purchases in Canada, and additional costs related to a chiller breakdown and resultant temporary stop of production at one of our HPPC turkey facilities of $3.5 million, which were partially offset by increased sales of higher margin branded products at both HPPC and Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $262.8 million, an increase of $0.2 million, or 0.1%, in the nine months ended March 31, 2016 from $262.6 million in the prior year period. Selling, general and administrative expenses have increased primarily due to the recent acquisitions of Orchard House, Mona, and Empire totaling $14.1 million and $4.7 million of incremental spend related to our packaging launch and transition of K-cup products from Keurig Green Mountain, offset by $13 million of reduced incentive compensation, savings from headcount reductions and other benefit cost savings, while the prior year period included costs related to the nut butter voluntary recall of $4.9 million.  Selling, general and administrative expenses as a percentage of net sales was 12.0% in the nine months ended March 31, 2016 and 13.2% in the prior year period, a decrease of 120 basis points, primarily attributable to the aforementioned items, as well as the achievement of additional operating leverage with the impact of acquisitions.

Amortization/Impairment of Acquired Intangibles

Amortization/impairment of acquired intangibles was $14.0 million, a decrease increase of $5.0 million, in the nine months ended March 31, 2016 from $19.0 million in the prior year period. The decrease was primarily due to a non-cash partial impairment charge of $5.5 million in the prior year quarter related to a United Kingdom indefinite-lived intangible asset, offset by the intangibles acquired as a result of the Company’s recent acquisitions.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition, restructuring and integration related expenses totaling $11.9 million in the nine months ended March 31, 2016, which primarily relate to stamp duty and professional fees associated with the Orchard House and Mona acquisitions, severance costs for a recent internal restructuring, most of which occurred in the United States, and to a lesser extent, additional contingent consideration expense for Belvedere of $1.5 million.

We incurred acquisition, restructuring and integration related expenses totaling $6.3 million in the nine months ended March 31, 2015, which relate to professional fees, severance and other transaction related costs related to previously completed acquisitions. Additionally, we wrote-off $1.0 million of leasehold improvements (a non-cash charge) due to the relocation of our New York-based BluePrint manufacturing facility. Finally, we incurred $1.1 million of severance charges associated with that relocation as well as for the outsourcing of our natural channel merchandising function.

Operating Income

Operating income for the nine months ended March 31, 2016 was $214.2 million, an increase of $51.2 million, or 31.4%, from $163.0 million in the nine months ended March 31, 2015. Operating income as a percentage of net sales was 9.8% for the nine months ended March 31, 2016 compared with 8.2% for the comparable period of fiscal 2015. The increase in operating income as a percentage of net sales resulted from the items described above. Foreign exchange rates resulted in decreased operating income of $4.0 million as compared to the prior period.

Interest and Other Expenses, net

Interest and other expenses, net (which includes foreign currency gains and losses) were $28.5 million and $21.4 million for the nine months ended March 31, 2016 and 2015, respectively. Net interest expense totaled $18.4 million in the nine months ended March 31, 2016, a decrease of $0.2 million from the prior year period. Interest expense decreased primarily as a result of lower average borrowings under Tilda’s short-term borrowing arrangements as well as lower average interest rate on borrowings under our Credit Agreement starting in December 2014, when our Credit Agreement was amended. Net other expenses were $10.2 million for the nine months ended March 31, 2016 as compared to $2.8 million for the nine months ending March 31, 2015. Included in net other expenses are net unrealized foreign currency losses, which were lower in the current year than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany balances. Additionally, included in the prior year period’s other expenses are a $8.3 million non-cash gain on the Company’s pre-existing ownership interests in HPPC and Empire.

Gain on Fire Insurance Recovery

The gain on fire insurance recovery was the result of fixed assets purchased with insurance proceeds that exceeded the net book value of fixed assets destroyed in the fire that occurred at our Tilda rice milling facility in the second quarter of fiscal 2015.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the nine months ended March 31, 2016 and 2015 was $194.7 million and $141.7 million, respectively. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $57.3 million in the nine months ended March 31, 2016 compared to $45.1 million in the prior year period.

Our effective income tax rate from continuing operations was 29.5% and 31.9% of pre-tax income for the nine months ended March 31, 2016 and 2015, respectively. The effective tax rate for the nine months ended March 31, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the second quarter of fiscal 2016. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $4.4 million, which favorably impacted the effective tax rate, partially offset by an unfavorable settlement of a tax claim of $1.2 million in the United Kingdom relating to a prior acquisition. The effective tax rate for the nine months ended March 31, 2015 was favorably impacted by the non-taxable gain recorded on the pre-existing ownership interests in HPPC and Empire of $8.3 million.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Earnings of Equity-Method Investees

Our equity in the net income from our joint venture investments for the nine months ended March 31, 2016 was a loss of $108 thousand compared to income of $315 thousand for the nine months ended March 31, 2015.

Net Income

Net income for the nine months ended March 31, 2016 and 2015 was $137.2 million and $96.8 million, or $1.32 and $0.94 per diluted share, respectively. The increase was attributable to the factors noted above.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the nine months ended March 31, 2016 and 2015:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and other (1)	Consolidated
Net sales - Nine months ended 3/31/16	$1,025,398	$567,971	$379,336	$216,934	$—	$2,189,639
Net sales - Nine months ended 3/31/15	$1,034,612	$551,144	$240,078	164,545	$—	$1,990,379
% change	(0.9)%	3.1%	58.0%	31.8%		10.0%

Operating income - Nine months ended 3/31/16	$149,233	$45,189	$33,009	$12,981	$(26,215)	$214,197
Operating income - Nine months ended 3/31/15	$141,031	$29,618	$16,505	$10,660	$(34,781)	$163,033
% change	5.8%	52.6%	100.0%	21.8%		31.4%

Operating income margin - Nine months ended 3/31/16	14.6%	8.0%	8.7%	6.0%		9.8%
Operating income margin - Nine months ended 3/31/16	13.6%	5.4%	6.9%	6.5%		8.2%

(1)	Includes $9,818 and $5,925 of acquisition related expenses, restructuring and integration charges for the nine months ended March 31, 2016 and 2015, respectively.

Our operations are managed in five operating segments: United States, United Kingdom, Hain Pure Protein, Canada and Europe. The United States, the United Kingdom and Hain Pure Protein are currently reportable segments, while Canada and Europe do not currently meet the quantitative thresholds for reporting and are therefore combined and reported as “Rest of World.”

The Corporate category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges are included in Corporate and other. Refer to Note 15, Segment Information, for additional details.

Our net sales in the United States in the nine months ended March 31, 2016 were $1,025.4 million, a decrease of $9.2 million, or 0.9%, from net sales of $1,034.6 million for the nine months ended March 31, 2015. The sales decrease was principally due to temporary disruptions from some of our distributor and retail customers, merchandising changes at one of our mass-market customers, inventory reductions at certain customers, exiting of certain unprofitable club programs, as well as lower tea consumption related to our current packaging change at Celestial Seasonings. Overall, changes in selling prices did not materially impact the net sales in the United States, however, sales were impacted by increased trade promotion and related marketing spend to proactively address competition in certain brands. Operating income in the United States in the nine months ended March 31, 2016 was $149.2 million, an increase of $8.2 million from operating income of $141.0 million in the nine months ended March 31, 2015. The increase in operating income was principally the result of prior period charges totaling $32.3 million related to the voluntary nut butter recall.

Our net sales in the United Kingdom segment in the nine months ended March 31, 2016 were $568.0 million, an increase of $16.8 million, or 3.1%, from net sales of $551.1 million in the nine months ended March 31, 2015. Foreign currency exchange rates negatively impacted net sales by $31.5 million over the prior year period. The increase in net sales was primarily due to the acquisition of Orchard House, which accounted for $39.8 million of net sales in the period, as well as growth in our chilled desserts business and new business in fruit and hot eating desserts, which was partially offset by decreased sales of a secondary rice brand.

Operating income in the United Kingdom segment for the nine months ended March 31, 2016 was $45.2 million, an increase of $15.6 million, from $29.6 million in the nine months ended March 31, 2015. The increase in operating income was due to the recent acquisition of Orchard House and an $8.4 million reduction of factory start-up costs at our chilled desserts facility in the current period as compared to the prior year period. Additionally, operating income increased at Tilda as a result of improved procurement of raw materials as compared to the prior year period.

Our net sales in the Hain Pure Protein segment in the nine months ended March 31, 2016 were $379.3 million, an increase of $139.3 million, or 58.0%, from net sales of $240.1 million in the nine months ended March 31, 2015. The sales increase was primarily due to increased volume as a result of strong consumption trends in this segment, sales mix, as well as the acquisition of Empire in March 2015, which accounted for $105 million of net sales in the period, as compared to $15.3 million in the prior year. Operating income in the segment for the nine months ended March 31, 2016 was $33.0 million, an increase of $16.5 million, from $16.5 million in the nine months ended March 31, 2015. The increase in operating income is the result of higher net sales volume related to more branded product sales and more organic poultry product sales, which have higher selling prices, lower commodity prices, productivity initiatives, and the income associated with the acquisition of Empire, partially offset by $3.9 million related to a chiller breakdown and resultant temporary stop in production at one of our HPPC turkey facilities.

Our net sales in the Rest of World segment were $216.9 million in the nine months ended March 31, 2016, an increase of $52.4 million, or 31.8%, from net sales of $164.5 million in the nine months ended March 31, 2015. Net sales were negatively impacted by unfavorable Canadian Dollar and Euro exchange rates that resulted in decreased net sales upon translation of $21.3 million over the prior year period. The sales increase was primarily the result of the acquisitions of Mona and Belvedere, which collectively accounted for $61.7 million of net sales in the period, as compared to $2.8 million in the prior year. Operating income in the segment for the nine months ended March 31, 2016 was $13.0 million, an increase of $2.3 million, from $10.7 million in the nine months ended March 31, 2015. Operating income increased primarily due to our acquisition of Mona and Belvedere in the current fiscal year, offset partially by increased product costs of our U.S. dollar denominated purchases as well as the negative impact of foreign currency.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and borrowings available to us under our credit agreement.

Our cash balance decreased $41.5 million at March 31, 2016 to $125.4 million. Our working capital was $581.7 million at March 31, 2016, an increase of $11.1 million from $570.6 million at the end of fiscal 2015.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada, Europe and India. It is the Company’s current intent to indefinitely reinvest its foreign earnings outside the United States. As of March 31, 2016, approximately 54% ($67.6 million) of the total cash balance is held outside of the United States. Although a significant portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2016, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,
(amounts in thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$131,854	$70,169
Investing activities	(215,886)	(137,540)
Financing activities	47,624	55,049
Effect of exchange rate changes on cash	(5,124)	(11,104)
Net decrease in cash	$(41,532)	$(23,426)

Net cash provided by operating activities was $131.9 million for the nine months ended March 31, 2016, compared to $70.2 million in the nine months ended March 31, 2015. The increase in cash provided by operating activities primarily resulted from a $40.5 million increase in net income as well as $21.2 million of less cash used within working capital accounts in 2016 compared to 2015.

In the nine months ended March 31, 2016, $215.9 million of cash was used in investing activities. We used $157.9 million of cash in connection with our acquisitions of Orchard House, Mona, and our investment in Chop’t and $58.0 million for capital expenditures as discussed further below. We used cash in investing activities of $137.5 million during the nine months ended March 31, 2015, which was principally for the acquisition of HPPC, Empire and Belvedere and for capital expenditures.

Net cash of $49.1 million was provided by financing activities for the nine months ended March 31, 2016. We had net borrowings of $62.9 million, which was primarily used to fund the acquisitions of Orchard House and Mona. Additionally, we paid $25.2 million during the period for stock repurchases to satisfy employee payroll tax withholdings and $11.3 million of excess tax benefits. Net cash of $55.0 million was provided by financing activities for the nine months ended March 31, 2015, which included net borrowings of $32.0 million under our revolving credit facility, which was primarily used to subsequently repay HPPC’s acquired borrowings. In addition, we received proceeds from exercises of stock options of $18.6 million and paid $18.0 million during the period for stock repurchases to satisfy employee payroll tax withholdings, and $25.2 million during 2015 for excess tax benefits.

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

	Nine Months Ended March 31,
(amounts in thousands)	2016	2015
Cash flow provided by operating activities	$131,854	$70,169
Purchase of property, plant and equipment	(58,022)	(36,312)
Operating free cash flow	$73,832	$33,857

Our operating free cash flow was $73.8 million for the nine months ended March 31, 2016, an increase of $40.0 million from the nine months ended March 31, 2015. The increase in operating free cash flow primarily resulted from an increase in net income as well as less cash used within working capital accounts in 2016 compared to 2015. This was offset partially by an increase in our capital expenditures principally related to the purchase of a new factory location and production equipment at HPPC to accommodate the current demand in this segment, as well as the expansion of production lines at both our Tilda ready-to-heat rice facility in the United Kingdom and our plant-based beverage facilities in Europe to accommodate new products and increased volume. We expect that our capital spending for the current fiscal year will be approximately $65.0 million.

We have $150.0 million in the aggregate principal amount of 10 year senior notes due May 2, 2016 issued in a private placement. The notes bear interest at 5.98%, payable semi-annually on November 2 and May 2. As of March 31, 2016 and June 30, 2015, $150.0 million of the senior notes was outstanding. On May 2, 2016, the Company utilized capacity under its existing revolving credit facility to redeem these notes. Subsequent to the redemption on May 2, 2016, the Company had $146.7 million available on the revolving credit facility.

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1.0 billion revolving credit facility which may be increased by an additional uncommitted $350.0 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other corporate purposes. As of March 31, 2016 and June 30, 2015, there were $720.3 million and $660.2 million of borrowings outstanding, respectively, under the Credit Agreement.

The Credit Agreement and the notes are guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement and the senior notes to comply with financial and other customary affirmative and negative covenants for facilities and notes of this nature. As of March 31, 2016 and June 30, 2015, the Company was in compliance with all associated covenants under the credit facility and senior notes.

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six month terms and bear interest at variable rates typically based on LIBOR plus a margin.

On October 26, 2015, we filed a “well-known seasoned issuer” shelf registration statement with the SEC which registers an indeterminate amount of securities for future sale. The shelf registration statement expires on October 26, 2018.

We believe that our cash on hand of $125.4 million at March 31, 2016, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2016 capital expenditures of approximately $65 million, and the other expected cash requirements for at least the next twelve months.

Off Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three months ended March 31, 2016 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

On May 11, 2011, Rosminah Brown, on behalf of herself and all other similarly situated individuals, as well as a non-profit organization, filed a putative class action in the Superior Court of California, Alameda County against the Company. The complaint alleged that the labels of certain Avalon Organics® brand and JASON® brand personal care products used prior to the Company’s implementation of ANSI/NSF-305 certification in mid-2011 violated certain California statutes. Defendants removed the case to the United States District Court for the Northern District of California. The action was consolidated with a subsequently-filed putative class action containing substantially identical allegations concerning only the JASON® brand personal care products. The consolidated actions sought an award for damages, injunctive relief, costs, expenses and attorney’s fees. In July 2015, the Company reached an agreement in principle with the plaintiffs to settle the class action for $7,500 in addition to the distribution of consumer coupons up to a value of $2,000. The parties finalized the settlement and the court granted preliminary approval in October 2015. The court granted final approval of the settlement and issued a judgment dismissing the case on February 17, 2016.

Item 1A.    Risk Factors

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on August 21, 2015. There have been no material changes from the risk factors previously disclosed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
January 2016	210	$36.40	—	—
February 2016	276	37.06	—	—
March 2016	—	—	—	—
Total	486	$36.77	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

See Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	May 10, 2016	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	May 10, 2016	/s/ Pasquale Conte
Pasquale Conte, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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