Form 10-Q
period 2016-09-30
HAIN CELESTIAL GROUP INC
filed 2017-06-22
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

THE HAIN CELESTIAL GROUP, INC.

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q, the terms the “Company”, “Hain Celestial”, “Hain”, “we”, “us” and “our” mean The Hain Celestial Group, Inc. and its subsidiaries.

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2016 (the “Form 10-Q”), December 31, 2016 (the “Q2 Form 10-Q”) and March 31, 2017 (the “Q3 Form 10-Q”). During the fourth quarter of fiscal 2016, the Company identified the practice of granting additional concessions to certain distributors in the United States and commenced an internal accounting review in order to (i) determine whether the revenue associated with those concessions was accounted for in the correct period and (ii) evaluate the Company’s internal control over financial reporting. The Audit Committee of the Company’s Board of Directors separately conducted an independent review of these matters and retained independent counsel to assist in their review. We delayed the filing of this Form 10-Q and our Form 10-K, Q2 Form 10-Q and Q3 Form 10-Q with the Securities and Exchange Commission (the “SEC”) in order to complete these reviews.

Completion of Reviews. On November 16, 2016, the Company announced the completion of the independent review conducted by the Audit Committee, which found no evidence of intentional wrongdoing in connection with the preparation of the Company’s financial statements. The Company also disclosed that it would not be in a position to release financial results until the completion of its internal accounting review and the audit process. We are now filing this Form 10-Q as a result of the completion of the aforementioned reviews. Concurrent with the filing of this Form 10-Q, we are also filing our Form 10-K, our Q2 Form 10-Q and Q3 Form 10-Q (collectively, our “Periodic Reports”). The Periodic Reports incorporate the findings from the aforementioned reviews and addresses the remediation of the immaterial errors and identified material weaknesses in our internal control over financial reporting that existed at June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017. These material weaknesses, as well as the Company’s remediation of such material weaknesses, are discussed further under “Part I, Item 4. Controls and Procedures” of this Form 10-Q.

Notwithstanding the material weaknesses discussed under “Part I, Item 4. Controls and Procedures” of this Form 10-Q and based upon our internal accounting review and the independent review of our Audit Committee, our management has concluded that our consolidated financial statements included in this Form 10-Q are fairly stated in all material respects in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Correction of Additional Immaterial Errors. Although the initial focus of the Company’s internal accounting review discussed above pertained to the timing of the recognition of revenue associated with the concessions granted to certain distributors, the Company subsequently expanded its internal accounting review and performed an analysis of previously-issued financial statements to identify and assess any other potential errors. Based upon this review, the Company identified certain immaterial errors relating to its previously-issued financial statements, which resulted in revisions to our previously-issued financial statements and are discussed in further detail under Note 3, Correction of Immaterial Errors to Prior Period Financial Statements, in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q. Please also see our Periodic Reports, which are being filed concurrently with this Form 10-Q.

Except as specifically set forth herein, the information contained in this Form 10-Q is presented as of September 30, 2016 and the period then ended, and these financial results do not reflect events or results of operations that have occurred subsequent to September 30, 2016.

Unless otherwise indicated, references in this Form 10-Q to 2016 and 2015 or “fiscal” 2016 and 2015 refer to our fiscal year ended June 30 of that respective year, and references to 2017 or “fiscal” 2017 refer to our fiscal year ending June 30, 2017.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as the use of “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, growth strategy, market price, brand portfolio and product performance, the seasonality of our business, our results of operations and financial condition, our SEC filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.
The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products, changes to the competitive environment, changes to consumer preferences, general economic and financial market conditions, our ability to introduce new products and improve existing products, changes in relationships with customers, suppliers, strategic partners and lenders, legal proceedings and government investigations (including any potential action by the Division of Enforcement of the SEC and securities class action and stockholder derivative litigation), our ability to manage our financial reporting and internal control systems and processes, the Company’s non-compliance with certain Nasdaq Stock Market LLC listing rules, the expected sales of our products, our ability to identify and complete acquisitions or divestitures and integrate acquisitions, changes in raw materials, commodity costs and fuel, the availability of organic and natural ingredients, risks associated with our international sales and operations, risks relating to the protection of intellectual property, the reputation of our brands, changes to and the interpretation of governmental regulations, unanticipated expenditures, and other risks described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 under the heading “Risk Factors” and Item 1A, “Risk Factors” set forth herein, as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND JUNE 30, 2016
(In thousands, except par values)

	September 30,	June 30,
	2016	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$113,472	$127,926
Accounts receivable, less allowance for doubtful accounts of $596 and $936, respectively	256,082	278,933
Inventories	442,085	408,564
Prepaid expenses and other current assets	83,969	84,811
Total current assets	895,608	900,234
Property, plant and equipment, net	382,372	389,841
Goodwill	1,047,576	1,060,336
Trademarks and other intangible assets, net	589,154	604,787
Investments and joint ventures	19,177	20,244
Other assets	32,281	32,638
Total assets	$2,966,168	$3,008,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,795	$251,712
Accrued expenses and other current liabilities	95,954	78,803
Current portion of long-term debt	23,546	26,513
Total current liabilities	351,295	357,028
Long-term debt, less current portion	827,875	836,171
Deferred income taxes	126,427	131,507
Other noncurrent liabilities	18,136	18,860
Total liabilities	1,323,733	1,343,566
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 107,560 and 107,479 shares, respectively; outstanding: 103,497 and 103,461 shares, respectively	1,076	1,075
Additional paid-in capital	1,126,308	1,123,206
Retained earnings	809,996	801,392
Accumulated other comprehensive loss	(204,282)	(172,111)
	1,733,098	1,753,562
Less: Treasury stock, at cost, 4,063 and 4,018 shares, respectively	(90,663)	(89,048)
Total stockholders’ equity	1,642,435	1,664,514
Total liabilities and stockholders’ equity	$2,966,168	$3,008,080
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2016	2015
Net sales	$681,464	$667,727
Cost of sales	571,597	529,846
Gross profit	109,867	137,881
Selling, general and administrative expenses	84,967	75,550
Amortization of acquired intangibles	4,728	4,639
Acquisition related expenses, restructuring and integration charges and other	461	3,420
Accounting review costs	5,960	—
Operating income	13,751	54,272
Interest and other financing expense, net	5,081	6,467
Other (income)/expense, net	(512)	5,401
Income before income taxes and equity in net income of equity-method investees	9,182	42,404
Provision for income taxes	762	13,330
Equity in net income of equity-method investees	(184)	(84)
Net income	$8,604	$29,158

Net income per common share:
Basic	$0.08	$0.28
Diluted	$0.08	$0.28

Weighted average common shares outstanding:
Basic	103,468	102,807
Diluted	104,206	104,258
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands)

	Three Months Ended
	September 30, 2016			September 30, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$8,604			$29,158

Other comprehensive income (loss):
Foreign currency translation adjustments	$(31,736)	$—	(31,736)	$(39,932)	$—	(39,932)
Change in deferred gains (losses) on cash flow hedging instruments	(430)	35	(395)	1,740	(399)	1,341
Change in unrealized gain on available for sale investment	(57)	17	(40)	(255)	99	(156)
Total other comprehensive income (loss)	$(32,223)	$52	$(32,171)	$(38,447)	$(300)	$(38,747)

Total comprehensive income (loss)			$(23,567)			$(9,589)
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2016	107,479	$1,075	$1,123,206	$801,392	4,018	$(89,048)	$(172,111)	$1,664,514
Net income				8,604				8,604
Other comprehensive income (loss)							(32,171)	(32,171)
Issuance of common stock pursuant to stock based compensation plans	81	1	(1)					—
Stock-based compensation income tax effects			399					399
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					45	(1,615)		(1,615)
Stock-based compensation expense			2,704					2,704
Balance at September 30, 2016	107,560	$1,076	$1,126,308	$809,996	4,063	$(90,663)	$(204,282)	$1,642,435
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,604	$29,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,220	15,743
Deferred income taxes	(4,021)	(1,836)
Equity in net income of equity-method investees	(184)	(84)
Stock-based compensation	2,704	3,206
Other non-cash items including unrealized foreign currency (gains)/losses, net	(1,440)	4,625
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	18,569	(3,378)
Inventories	(37,707)	(45,055)
Other current assets	6,212	18,724
Other assets and liabilities	(439)	1,801
Accounts payable and accrued expenses	2,896	(17,119)
Net cash provided by operating activities	12,414	5,785

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired and working capital settlements	—	(24,948)
Purchases of property and equipment	(14,553)	(19,513)
Other	1,000	—
Net cash used in investing activities	(13,553)	(44,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	22,000	25,593
Repayments under bank revolving credit facility	(26,500)	(5,452)
(Repayments) borrowings of other debt, net	(2,976)	4,092
Excess tax benefits from stock-based compensation	405	1,036
Acquisition related contingent consideration	(2,498)	—
Shares withheld for payment of employee payroll taxes	(1,615)	(2,806)
Net cash (used in) provided by financing activities	(11,184)	22,463

Effect of exchange rate changes on cash	(2,131)	(3,010)

Net decrease in cash and cash equivalents	(14,454)	(19,223)
Cash and cash equivalents at beginning of period	127,926	166,922
Cash and cash equivalents at end of period	$113,472	$147,699
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share data)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, “Hain Celestial” or the “Company,” and herein referred to as “we,” “us,” and “our”) was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — to be the leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes.  Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

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

During fiscal year 2016, the Company commenced a strategic review, which it called “Project Terra,” that resulted in the Company redefining its core platforms, starting with the United States segment, for future growth based upon consumer trends to create and inspire A Healthier Way of Life™. In addition, beginning in fiscal year 2017, the Company launched Cultivate Ventures (“Cultivate”), a venture unit with a threefold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories such as BluePrint® cold-pressed juices, SunSpire® chocolates and DeBoles® pasta by giving those products a dedicated, creative focus for refresh and relaunch; (ii) to incubate small acquisitions until they reach the scale for the Company’s core platforms; and (iii) to invest in concepts, products and technology that focus on health and wellness. See Note 16, Segment Information, for information on the Company’s operating and reportable segments and the effect the formation of Cultivate had thereon.

2.    BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2016 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2016 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for information not included in these condensed notes.

All amounts in the consolidated financial statements, notes and tables have been rounded to the nearest thousand, except par values and per share amounts, unless otherwise indicated.

Recently Issued Accounting Pronouncements Not Yet Effective

Refer to Note 3, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements as of June 30, 2016 and for the fiscal year then ended included in the Form 10-K for a detailed discussion on recently issued accounting pronouncements not yet adopted by the Company. There has been no change to the statements made in the Form 10-K as of the date of filing of this Form 10-Q.

3.    CORRECTION OF IMMATERIAL ERRORS TO PRIOR PERIOD FINANCIAL STATEMENTS

Accounting Review

During the fourth quarter of fiscal 2016, the Company identified the practice of granting additional concessions to certain distributors in the United States and commenced an internal accounting review in order to (i) determine whether the revenue associated with those concessions was accounted for in the correct period and (ii) evaluate the Company’s internal control over financial reporting. The Audit Committee of the Company’s Board of Directors separately conducted an independent review of these matters and retained independent counsel to assist in their review. On November 16, 2016, the Company announced that the independent review of the Audit Committee was completed and that the review found no evidence of intentional wrongdoing in connection with the preparation of the Company’s financial statements. The aforementioned reviews identified material weaknesses in our internal control over financial reporting. Refer to “Part I, Item 4. Controls and Procedures” of the Form 10-Q for a description of these material weaknesses and management’s plan and implementation of remediation efforts to address these material weaknesses.

Although the initial focus of the Company’s internal accounting review discussed above pertained to the evaluation of the timing of the recognition of the revenue associated with the practice of granting additional concessions to certain distributors, the Company subsequently expanded its internal accounting review and performed an analysis of previously-issued financial statements in order to identify and assess other potential errors. Based upon this review, the Company identified certain immaterial errors relating to its previously-issued financial statements which resulted in revisions to our previously-issued financial statements. Accordingly, prior period amounts presented in the consolidated financial statements and the related notes have been revised (referred to as the “Revision”). All costs incurred in connection with the internal accounting review, the Audit Committee’s independent review and related matters are included in “Accounting review costs,” in the Company’s Consolidated Statements of Income.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 - “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 - “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that these errors were immaterial to the previously-issued financial statements; however, a cumulative correction of these errors would have had a material impact on the financial results for the three and twelve months ended June 30, 2016. Accordingly, we have revised our presentation of certain amounts in the consolidated financial statements for the three months ended September 30, 2015 to reflect such corrections as if they had been recorded in the appropriate fiscal period.

We refer the reader to the Company’s Form 10-K for the fiscal year ended June 30, 2016 for a detailed explanation of the immaterial errors.

Revised Financial Statements

The impact of the Revision on the Company’s previously-issued financial statements is illustrated in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
Net sales	$687,188	$(19,461)	$667,727
Cost of sales	535,141	(5,295)	529,846
Gross profit	152,047	(14,166)	137,881
Selling, general and administrative expenses	86,254	(10,704)	75,550
Amortization of acquired intangibles	4,672	(33)	4,639
Acquisition related expenses, restructuring and integration charges and other	3,653	(233)	3,420
Operating income	57,468	(3,196)	54,272
Interest and other financing expense, net	6,467	—	6,467
Other (income)/expense, net	5,401	—	5,401
Income before income taxes and equity in earnings of equity- method investees	45,600	(3,196)	42,404
Provision for income taxes	14,382	(1,052)	13,330
Equity in net income of equity-method investees	(84)	—	(84)
Net income	$31,302	$(2,144)	$29,158

Net income per common share:
Basic	$0.30	$(0.02)	$0.28
Diluted	$0.30	$(0.02)	$0.28

Weighted average common shares outstanding:
Basic	102,807	102,807	102,807
Diluted	104,258	104,258	104,258

* Net income per common share may not add in certain periods due to rounding

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30, 2015
	As Reported	Adjustment	As Revised

Net income	$31,302	$(2,144)	$29,158

Other comprehensive income (loss):
Foreign currency translation adjustments	$(40,293)	$361	$(39,932)
Change in deferred gains on cash flow hedging instruments	1,341	—	1,341
Change in unrealized loss on available for sale investment	(156)	—	(156)
Total other comprehensive loss	$(39,108)	$361	$(38,747)

Total comprehensive (loss)	$(7,806)	$(1,783)	$(9,589)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,302	$(2,144)	$29,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,556	187	15,743
Deferred income taxes	(1,681)	(155)	(1,836)
Equity in net income of equity-method investees	(84)	—	(84)
Stock-based compensation	3,206	—	3,206
Other non-cash items, including unrealized currency (gains)/loss, net	4,625	—	4,625
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(7,167)	3,789	(3,378)
Inventories	(43,656)	(1,399)	(45,055)
Other current assets	6,416	12,308	18,724
Other assets and liabilities	1,801	—	1,801
Accounts payable and accrued expenses	(4,533)	(12,586)	(17,119)
Net cash provided by operating activities	$5,785	$—	$5,785

There were no adjustments to cash balances and to cash flows from investing and financing activities for the three months ended September 30, 2015 as a result of the Revision.

SEGMENT NET SALES AND OPERATING INCOME (UNAUDITED)

	Three months ended September 30, 2015
	As Reported (1)	Adjustment	As Revised
Net Sales:
United States	$314,586	$(11,955)	$302,631
United Kingdom	165,354	(4,499)	$160,855
Hain Pure Protein	123,988	(933)	$123,055
Rest of World	83,260	(2,074)	$81,186
	$687,188	$(19,461)	$667,727

Operating Income:
United States	$43,888	$(2,381)	$41,507
United Kingdom	10,204	(362)	9,842
Hain Pure Protein	10,271	218	10,489
Rest of World	2,673	(250)	2,423
	$67,036	$(2,775)	$64,261
Corporate and Other	(9,568)	(421)	(9,989)
	$57,468	$(3,196)	$54,272

(1) The information previously reported for the three months ended September 30, 2015 has been adjusted to reflect the Company’s new operating and reporting structure effective in the first quarter of fiscal 2017. See Note 1, Business, and Note 16, Segment
Information, for additional details surrounding the formation of Cultivate.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2016	2015 (As Revised)
Numerator:
Net income	$8,604	$29,158

Denominator (in thousands):
Basic earnings per share - weighted average shares outstanding during the period	103,468	102,807
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	738	1,451
Diluted earnings per share - adjusted weighted average shares and assumed conversions	104,206	104,258

Net income per common share:
Basic	$0.08	$0.28
Diluted	$0.08	$0.28

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 277 and 102 stock based awards excluded from our diluted earnings per share calculations for the three months ended September 30, 2016 and September 30, 2015, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Additionally, 4 restricted stock awards were excluded from our diluted earnings per share calculation for the three months ended September 30, 2016 as such awards were antidilutive. There were no antidilutive awards excluded from our diluted earnings per share calculation for the three months ended September 30, 2015.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges and other” in the Consolidated Statements of Income. Acquisition related expenses of $253 and $1,013 were expensed in the three months ended September 30, 2016 and September 30, 2015, respectively. The expenses incurred during the first quarter of fiscal 2017 primarily related to professional fees associated with our acquisition of Orchard House (as defined below) in the second quarter of fiscal 2016. The expenses incurred during the first quarter of fiscal 2016 primarily related to the acquisition of Mona (as defined below).

Fiscal 2016

On December 21, 2015, the Company acquired Orchard House Foods Limited (“Orchard House”), a leader in pre-cut fresh fruit, juices, fruit desserts and ingredients with facilities in Corby and Gateshead in the United Kingdom.  Orchard House supplies leading retailers, on-the-go food outlets, food service providers and manufacturers in the United Kingdom. Consideration in the transaction consisted of cash, net of cash acquired, totaling £76,923 ($114,113 at the transaction date exchange rate). The acquisition was funded with borrowings under the Credit Agreement (as defined in Note 9, Debt and Borrowings). Additionally, contingent consideration of £3,000 was potentially payable to the sellers based on the outcome of a review by the Competition and Markets Authority in the United Kingdom. As a result of this review, the Company agreed to divest certain portions of its own-label juice business in the fourth quarter of fiscal 2016. On September 15, 2016, the contingent consideration obligation referenced above was settled in the amount of £1,500 (see Note 14, Financial Instruments Measured at Fair Value). Orchard House is included in the United Kingdom operating segment.

On July 24, 2015, the Company acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Consideration in the transaction consisted of cash, net of cash acquired, totaling €22,753 ($24,948 at the transaction date exchange rate) and 240 shares of the Company’s common stock valued at $16,308. Also included in the acquisition was the assumption of net debt totaling €16,252. The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona is included in the Europe operating segment.

The following table provides unaudited pro forma results of continuing operations for the three months ended September 30, 2015, as if the acquisitions of Orchard House and Mona had been completed at the beginning of fiscal 2016. The information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the period presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

Three Months ended September 30, 2015
Net sales	$718,470
Net income	$32,900
Net income per diluted common share	$0.32

6.    INVENTORIES

Inventories consisted of the following:

	September 30, 2016	June 30, 2016
Finished goods	$274,908	$238,184
Raw materials, work-in-progress and packaging	167,177	170,380
	$442,085	$408,564

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2016	June 30, 2016
Land	$33,608	$35,825
Buildings and improvements	100,760	102,086
Machinery and equipment	352,031	358,362
Computer hardware and software	49,041	48,829
Furniture and fixtures	14,234	14,165
Leasehold improvements	28,344	28,471
Construction in progress	21,886	14,495
	599,904	602,233
Less: Accumulated depreciation and amortization	217,532	212,392
	$382,372	$389,841

Depreciation and amortization expense for the three months ended September 30, 2016 and September 30, 2015 was $10,228 and $9,103, respectively.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2016 (a)	$605,702	$332,561	$41,089	$80,984	$1,060,336
Reallocation of goodwill between reporting units	(16,377)	—	—	16,377	—
Translation and other adjustments, net	(1,048)	(11,512)	—	(200)	(12,760)
Balance as of September 30, 2016 (a)	$588,277	$321,049	$41,089	$97,161	$1,047,576

(a) The total carrying value of goodwill is reflected net of $126,577 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment and $29,219 related to the Company’s Europe operating segment.

The Company performs its annual test for goodwill and indefinite lived intangible asset impairment as of the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite-life intangible assets below their carrying value, an interim test is performed.

During fiscal 2016, the Company recorded a goodwill impairment charge of $82,614 related to its Hain Daniels reporting unit in the United Kingdom. Additionally, a goodwill impairment charge of $1,934 was recognized during the fiscal year ended June 30, 2016 related to the divestiture of certain portions of the Company’s own-label juice business in connection with the Orchard House acquisition, which was sold in the first quarter of fiscal 2017. See Note 5, Acquisitions, for details.

During the first quarter of fiscal 2017, changes in the Company’s internal management and reporting structure resulted in a change in operating segments. Certain brands previously included within the United States operating segment were moved to a new operating segment called Cultivate, which is now combined with Canada and Europe and reported within the “Rest of World” reportable segment. As such, goodwill was reallocated using a relative fair value allocation approach from the United States reportable segment to the Rest of World reportable segment. See Note 1, Business, and Note 16, Segment Information, for additional details surrounding Cultivate and the change in segments.

This change in operating segments was deemed a triggering event, resulting in the Company performing an interim goodwill impairment analysis on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment indicators resulting from this analysis, and there were no impairment charges recorded during the three months ended September 30, 2016.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	September 30, 2016	June 30, 2016
Non-amortized intangible assets:
Trademarks and tradenames (a)	$434,360	$441,140
Amortized intangible assets:
Other intangibles	239,704	245,040
Less: accumulated amortization	(84,910)	(81,393)
Net carrying amount	$589,154	$604,787

(a) The gross carrying value of trademarks and tradenames is reflected net of $46,123 of accumulated impairment charges.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trade names and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis, in conjunction with the Company’s evaluation of goodwill. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The result of this assessment indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $39,724 ($20,932 in the United Kingdom segment and $18,792 in the United States segment) was recognized during the fiscal year ended June 30, 2016. There were no other impairment charges recorded during fiscal 2016, and no impairment charges were recorded during the three months ended September 30, 2016.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are being amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months ended September 30,
	2016	2015 (As Revised)
Amortization of intangible assets	$4,728	$4,639

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2016	June 30, 2016
Credit Agreement borrowings payable to banks	$820,159	$827,860
Tilda short-term borrowing arrangements	16,144	19,121
Other borrowings	15,118	15,703
	851,421	862,684
Short-term borrowings and current portion of long-term debt	23,546	26,513
	$827,875	$836,171

Credit Agreement

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1,000,000 unsecured revolving credit facility which may be increased by an additional uncommitted $350,000, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of September 30, 2016, there were $820,159 of borrowings and $3,868 letters of credit outstanding under the Credit Agreement and $175,973 available. The Company was deemed to be in compliance with all associated covenants due to certain limited waivers and extensions received by the Company in connection with its obligation to deliver financial information.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2016 was 1.85%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at September 30, 2016).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12,500. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.1% (weighted average interest rate of approximately 1.1% at September 30, 2016).

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

The effective income tax rate from continuing operations was 8.3% and 31.4% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate for the three months ended September 30, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $2,086 which favorably impacted the effective tax rate.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2016	2015 (As Revised)
Foreign currency translation adjustments:
Other comprehensive (loss) before reclassifications (1)	$(31,736)	$(39,932)
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	101	2,153
Amounts reclassified into income (2)	(496)	(812)
Unrealized gain/(loss) on available for sale investment:
Other comprehensive (loss) before reclassifications	(50)	(156)
Amounts reclassified into income (3)	10	—
Net change in accumulated other comprehensive income (loss)	$(32,171)	$(38,747)

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature of $7,152 and $25,735 for the three months ended September 30, 2016 and 2015, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $620 and $1,084 for the three months ended September 30, 2016 and 2015, respectively.

(3)
Amounts reclassified into income for losses on sale of available for sale investments were based on the average cost of the shares held (See Note 13, Investments and Joint Ventures). Such amounts are recorded in “Other (income)/expense, net” in the Consolidated Statements of Income and were $16 before taxes for the three months ended September 30, 2016.

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended September 30,
	2016	2015
Compensation cost (included in selling, general and administrative expense)	$2,704	$3,206
Related income tax benefit	$1,014	$1,211

Stock Options

A summary of the stock option activity for the three months ended September 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2016	342	$6.66
Exercised	—	$—
Options outstanding and exercisable at September 30, 2016	342	$6.66	5.4	$9,726

At September 30, 2016, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share units activity for the three months ended September 30, 2016 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2016	1,121	$28.24
Vested	(81)	$23.34
Forfeited	(10)	$34.19
Non-vested restricted stock, restricted share units, and performance units at September 30, 2016	1,030	$28.57

	Three Months Ended September 30,
	2016	2015
Fair value of shares vested	$2,926	$5,734
Tax benefit recognized from restricted shares vesting	$1,139	$2,236

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

At September 30, 2016, $13,657 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, was expected to be recognized over a weighted-average period of approximately 1.5 years.

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

The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants and the TSR Grant) of $1,127 for the three months ended September 30, 2016 due to the Company’s current estimates of achievement under the plans. The Company recorded a reversal of expense of $221 for the three months ended September 30, 2015, related to the LTI Plan.

13.    INVESTMENTS AND JOINT VENTURES

Equity method investments

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority-owned subsidiary of CK Hutchison Holdings Limited, to market and distribute certain of the Company’s brands in Hong Kong, China and other surrounding markets. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote, and therefore, the investment is being accounted for under the equity method of accounting. At September 30, 2016 and June 30, 2016, the carrying value of the Company’s 50.0% investment in and advances to HHO were $822 and $1,729, respectively, and are included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.”

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors. At September 30, 2016 and June 30, 2016, the carrying value of the Company’s investment in Chop’t was $17,445 and $17,448, respectively, and is included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.” The Company’s current ownership percentage may be diluted in the future to 12.1%, pending the distribution of additional ownership interests.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 81 of its YHS shares during the three months ended September 30, 2016 which resulted in a pre-tax loss of $16 on the sales, and is recognized as a component of “Other (income)/expense, net.” No shares were sold during the three months ended September 30, 2015. The remaining shares held at September 30, 2016 totaled 955. The fair value of these shares held was $910 (cost basis of $1,190) at September 30, 2016 and $1,067 (cost basis of $1,291) at June 30, 2016 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet. The company concluded that the decline in its YHS investment below its cost basis is temporary and, accordingly, has not recognized a loss in the Consolidated Statements of Operations. In making this determination, the company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of YHS, the magnitude of the loss compared to the investment’s cost, and publicly available information about the industry and geographic region in which YHS operates.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$14,900	$14,900	$—	$—
Forward foreign currency contracts	326	—	326	—
Available for sale securities	910	910	—	—
	$16,136	$15,810	$326	$—
Liabilities:
Contingent consideration, current	1,590	—	—	1,590
Total	$1,590	$—	$—	$1,590

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

The Company estimates the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company reassesses the fair value of contingent payments on a periodic basis. Although the Company believes that its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts. At September 30, 2016, contingent consideration of $1,590 was included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet in connection with the acquisition of Belvedere International, Inc. in February 2015.

The following table summarizes the Level 3 activity for the three months ended September 30, 2016.

Balance as of June 30, 2016	$3,553
Contingent consideration adjustment	526
Payment of contingent consideration (a)	(2,498)
Translation adjustment	9
Balance as of September 30, 2016	$1,590

(a)    Contingent consideration payment relates to the acquisition of Orchard House completed in December 2015. See
Note 5, Acquisitions.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2016 or 2015.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (See Note 9, Debt and Borrowings).

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, including intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The Company also occasionally enters into fair value hedges to mitigate its foreign currency risk related to certain firm commitments. The notional and fair value amounts of the Company’s foreign exchange derivative contracts outstanding at September 30, 2016 were $4,690 and $326 of net assets, respectively. There were $6,000 of notional amount and $531 of net assets of foreign exchange derivative contracts outstanding at June 30, 2016. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Consolidated Balance Sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next three months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the three months ended September 30, 2016 and 2015, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2016 and 2015.

15.    COMMITMENTS AND CONTINGENCIES

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

16.    SEGMENT INFORMATION

Prior to July 1, 2016, the Company’s operations were managed in seven operating segments: the United States, United Kingdom, Tilda, Hain Pure Protein Corporation (“HPPC”), EK Holdings, Inc. (“Empire”), Canada and Europe. The United States operating segment was also a reportable segment. The United Kingdom and Tilda operating segments were reported in the aggregate as “United Kingdom”, while HPPC and Empire were reported in the aggregate as “Hain Pure Protein,” and Canada and Europe were combined and reported as “Rest of World.”

Effective July 1, 2016, due to changes to the Company’s internal management and reporting structure resulting from the formation of Cultivate, certain brands previously included within the United States operating segment were moved to a new operating segment called Cultivate. As a result, the Company is now managed in eight operating segments: the United States (excluding Cultivate), United Kingdom, Tilda, HPPC, Empire, Canada, Europe and Cultivate. The United States, excluding Cultivate, is its own reportable segment. Cultivate is now combined with Canada and Europe and reported within the “Rest of World” reportable segment. There were no changes to the United Kingdom and Hain Pure Protein reportable segments. The prior period segment information contained below has been adjusted to reflect the Company’s new operating and reporting structure. See Note 1, Business, for additional details surrounding the formation of Cultivate.

Net sales and operating income are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and Other.” Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges and other, along with accounting review costs, are included in “Corporate and Other.” Expenses that are managed centrally but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2016	2015 (As Revised)
Net Sales:
United States	$275,607	$302,631
United Kingdom	198,776	160,855
Hain Pure Protein	116,669	123,055
Rest of World	90,412	81,186
	$681,464	$667,727

Operating Income:
United States	$22,063	$41,507
United Kingdom	4,550	9,842
Hain Pure Protein	(1,018)	10,489
Rest of World	5,055	2,423
	$30,650	$64,261
Corporate and Other (1)	(16,899)	(9,989)
	$13,751	$54,272
(1) Includes $6,421 and $2,093 of accounting review costs and acquisition related expenses, restructuring and integration charges and other for the three months ended September 30, 2016 and 2015, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	September 30, 2016	June 30, 2016
United States	$195,896	$193,192
United Kingdom	183,338	196,271
All Other	54,596	53,260
Total	$433,830	$442,723

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Three Months Ended September 30,
	2016	2015 (As Revised)
United States	$385,768	$420,629
United Kingdom	220,151	182,151
All Other	75,545	64,947
Total	$681,464	$667,727

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2016 Consolidated Financial Statements and the related Notes thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

Revisions of Consolidated Financial Statements

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2016 (the “Form 10-Q”), December 31, 2016 (the “Q2 Form 10-Q”) and March 31, 2017 (the “Q3 Form 10-Q”). During the fourth quarter of fiscal 2016, the Company identified the practice of granting additional concessions to certain distributors in the United States and commenced an internal accounting review in order to (i) determine whether the revenue associated with those concessions was accounted for in the correct period and (ii) evaluate the Company’s internal control over financial reporting. The Audit Committee of the Company’s Board of Directors separately conducted an independent review of these matters and retained independent counsel to assist in their review. We delayed the filing of this Form 10-Q and our Form 10-K, Q2 Form 10-Q and Q3 Form 10-Q with the SEC in order to complete these reviews.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflects revisions to prior year balances due to corrections of the immaterial errors identified during these reviews. For a detailed discussion of the reviews and immaterial error corrections, see Explanatory Note on page 2 of this Form 10-Q and Note 3, Correction of Immaterial Errors to Prior Period Financial Statements, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, “Hain Celestial” or the “Company,” and herein referred to as “we,” “us,” and “our”) was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — to be the leading marketer, manufacturer and seller of organic and natural, better-for-you products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes.  Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and clubs, and drug and convenience stores in over 80 countries worldwide.

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

Project Terra

During fiscal year 2016, the Company commenced a strategic review, which it called “Project Terra,” that resulted in the Company redefining its core platforms starting with the United States segment for future growth based upon consumer trends to create and inspire A Healthier Way of Life™.  The core platforms are defined by common consumer need, route-to-market or internal advantage and are aligned with the Company’s strategic roadmap to continue its leadership position in the organic and natural, better-for-you products industry. Beginning in fiscal year 2017, those core platforms within the United States segment are:

•	Better-for-You-Baby, which includes infant foods, infant formula, diapers and wipe products that nurture and care for babies and toddlers, under the Earth’s Best® and Ella’s Kitchen® brands.

•	Better-for-You-Pantry, which include core consumer staples, such as Maranatha®, Arrowhead Mills®, Imagine® and Spectrum Organics® brands.

•	Better-for-You-Snacking, which include wholesome products for in-between meals, such as Terra®, Sensible Portions® and Garden of Eatin’® brands.

•	Fresh Living, which includes yogurt, plant-based proteins and other refrigerated products, such as The Greek Gods® yogurt and Dream™ plant-based beverage brands.

•	Pure Personal Care, which includes personal care products focused on providing consumers with cleaner and gentler ingredients, such as JASON®, Avalon Organics®, and Alba Botanica® brands.

•	Tea, which includes tea products marketed under the Celestial Seasonings® brand.

In addition, beginning in fiscal 2017, the Company launched Cultivate Ventures (“Cultivate”), a venture unit with a threefold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories such as BluePrint® cold-pressed juices, SunSpire® chocolates and DeBoles® pasta by giving those products a dedicated, creative focus for refresh and relaunch; (ii) to incubate small acquisitions until they reach the scale for the Company’s core platforms; and (iii) to invest in concepts, products and technology that focus on health and wellness.

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

Change in Segments

Prior to July 1, 2016, the Company’s operations were managed in seven operating segments: the United States, United Kingdom, Tilda, Hain Pure Protein Corporation (“HPPC”), EK Holdings, Inc. (“Empire”), Canada and Europe. The United States operating segment was also a reportable segment. The United Kingdom and Tilda operating segments were reported in the aggregate as “United Kingdom”, while HPPC and Empire were reported in the aggregate as “Hain Pure Protein,” and Canada and Europe were combined and reported as “Rest of World.”

Effective July 1, 2016, due to changes to the Company’s internal management and reporting structure resulting from the formation of Cultivate, certain brands previously included within the United States operating segment were moved to a new operating segment called Cultivate. As a result, the Company is now managed in eight operating segments: the United States (excluding Cultivate), United Kingdom, Tilda, HPPC, Empire, Canada, Europe and Cultivate. The United States, excluding Cultivate, is its own reportable segment. Cultivate is now combined with Canada and Europe and reported within the “Rest of World” reportable segment. There were no changes to the United Kingdom and Hain Pure Protein reportable segments. All prior period data throughout this MD&A has been adjusted to reflect the new operating and reporting structure. See Note 16, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details.

Within each segment, our business strategy is to integrate our brands under one management team and employ uniform marketing, sales and distribution programs when attainable. We believe that, by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins.

Results of Operations

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2016 and 2015 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2016		September 30, 2015 (As Revised)		Dollars	Percentage
Net sales	$681,464	100.0%	$667,727	100.0%	$13,737	2.1%
Cost of sales	571,597	83.9%	529,846	79.4%	41,751	7.9%
Gross profit	109,867	16.1%	137,881	20.6%	(28,014)	(20.3)%
Selling, general and administrative expenses	84,967	12.5%	75,550	11.3%	9,417	12.5%
Amortization of acquired intangibles	4,728	0.7%	4,639	0.7%	89	1.9%
Acquisition related expenses, restructuring and integration charges and other	461	0.1%	3,420	0.5%	(2,959)	(86.5)%
Accounting review costs	5,960	0.9%	—	—	5,960	n/a
Operating income	13,751	2.0%	54,272	8.1%	(40,521)	(74.7)%
Interest and other financing expense, net	5,081	0.7%	6,467	1.0%	(1,386)	(21.4)%
Other (income)/expense, net	(512)	(0.1)%	5,401	0.8%	(5,913)	(109.5)%
Income before income taxes and equity in net (income) of equity-method investees	9,182	1.3%	42,404	6.4%	(33,222)	(78.3)%
Provision for income taxes	762	0.1%	13,330	2.0%	(12,568)	(94.3)%
Equity in net (income) of equity-method investees	(184)	—	(84)	—	(100)	(119.0)%
Net income	$8,604	1.3%	$29,158	4.4%	$(20,554)	(70.5)%

Adjusted EBITDA	$45,617	6.7%	$76,866	11.5%	$(31,249)	(40.7)%

Net Sales

Net sales for the three months ended September 30, 2016 were $681.5 million, an increase of $13.7 million, or 2.1%, from net sales of $667.7 million for the three months ended September 30, 2015. Foreign currency exchange rates decreased net sales by $29.5 million as compared to the prior year quarter. On a constant currency basis, net sales increased approximately 6.5% from the prior year quarter. The sales increase primarily resulted from our acquisition of Orchard House in December 2015, which accounted for approximately $46.0 million in the first quarter of 2017, offset in part by a realignment of customer inventories and stock-keeping unit (“SKU”) rationalizations in our United States segment, as well as increased trade spend and competitive pricing actions taken in all segments.

Gross Profit

Gross profit for the three months ended September 30, 2016 was $109.9 million, a decrease of $28.0 million, or 20.3%, as compared to the prior year quarter. Foreign currency exchange rates decreased gross profit by $5.4 million as compared to the prior year quarter. Gross profit margin was 16.1% of sales, down 450 basis points year-over-year. Gross profit was unfavorably impacted by price adjustments and customer sales mix in the United States, margin dilution from the acquisition of Orchard House, increased production costs in the United Kingdom, increased costs of purchases in non-functional currencies, and increased start-up costs in connection with our new FreeBird manufacturing facility at HPPC. Additionally, the prior year quarter was impacted by a supply shortage within poultry farms in the Midwest, which favorably impacted sales volume and pricing at HPPC. The decrease in gross profit was offset in part by increased sales and operating efficiencies at our plant-based manufacturing facilities in Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $85.0 million, an increase of $9.4 million, or 12.5%, for the three months ended September 30, 2016 from $75.6 million for the prior year quarter. Selling, general and administrative expenses increased primarily due to the acquisition of Orchard House in the second quarter of fiscal 2016 and incremental marketing and advertising spend within our United States and United Kingdom segments, offset in part by the impact of foreign currency exchange rates compared to the prior year quarter. Selling, general and administrative expenses as a percentage of net sales was 12.5% in the three months ended September 30, 2016 and 11.3% in the prior year quarter, an increase of 120 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $4.7 million, an increase of $0.1 million for the three months ended September 30, 2016 from $4.6 million in the prior year quarter. The increase was primarily due to the intangibles acquired as a result of the Company’s acquisition of Orchard House in the second quarter of fiscal 2016, offset by favorable foreign currency translation. See Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges and Other

Acquisition related expenses, restructuring and integration charges and other were $0.5 million for the three months ended September 30, 2016, which primarily related to professional fees associated with the Orchard House acquisition.

Acquisition related expenses, restructuring and integration charges and other were $3.4 million for the three months ended September 30, 2015, which primarily related to professional fees associated with the Mona acquisition which closed in July 2015, and severance costs associated with an internal restructuring.

Accounting Review Costs

Accounting review costs were $6.0 million for the three months ended September 30, 2016, which related to professional fees associated with our internal accounting review. See Explanatory Note on page 2 of this Form 10-Q and Note 3, Correction of Immaterial Errors to Prior Period Financial Statements, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details.

Operating Income

Operating income for the three months ended September 30, 2016 was $13.8 million, a decrease of $40.5 million, or 74.7%, from $54.3 million in the three months ended September 30, 2015. Operating income as a percentage of net sales was 2.0% in the first quarter of fiscal 2016 compared with 8.1% in the prior year quarter. The decrease in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $5.1 million for the three months ended September 30, 2016, a decrease of $1.4 million, or 21.4%, from $6.5 million in the prior year. The decrease in interest and other financing expense, net resulted primarily from the conversion of our $150.0 million senior notes to our revolving credit facility in the fourth quarter of fiscal 2016. See Note 9, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (Income)/Expense, net

Other (Income)/Expense, net totaled $0.5 million of income for the three months ended September 30, 2016, a decrease of $5.9 million from $5.4 million of expense in the prior year quarter. Included in other (income)/expense, net are net unrealized foreign currency losses, which were lower in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Income Before Income Taxes and Equity in Net (Income) of Equity-Method Investees

Income before income taxes and equity in the net (income) of our equity-method investees for the three months ended September 30, 2016 and 2015 was $9.2 million and $42.4 million, respectively. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $0.8 million for the three months ended September 30, 2016 compared to $13.3 million in the prior year quarter.

Our effective income tax rate was 8.3% and 31.4% of pre-tax income for the three months ended September 30, 2016 and 2015, respectively. The effective income tax rate for the three months ended September 30, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of 2017.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net (Income) of Equity-Method Investees

Our equity in the net income from our equity-method investments for the three months ended September 30, 2016 was $0.2 million compared to $0.1 million for the three months ended September 30, 2015. See Note 13, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the three months ended September 30, 2016 and 2015 was $8.6 million and $29.2 million, respectively, or $0.08 and $0.28 per diluted share, respectively. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $45.6 million and $76.9 million for the three months ended September 30, 2016 and 2015, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended September 30, 2016 and 2015:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/16	$275,607	$198,776	$116,669	$90,412	$—	$681,464
Three months ended 9/30/15 (as revised)	302,631	160,855	123,055	81,186	—	667,727
$ change	$(27,024)	$37,921	$(6,386)	$9,226	n/a	$13,737
% change	(8.9)%	23.6%	(5.2)%	11.4%	n/a	2.1%

Operating income (loss)
Three months ended 9/30/16	$22,063	$4,550	$(1,018)	$5,055	$(16,899)	$13,751
Three months ended 9/30/15 (as revised)	41,507	9,842	10,489	2,423	(9,989)	54,272
$ change	$(19,444)	$(5,292)	$(11,507)	$2,632	$(6,910)	$(40,521)
% change	(46.8)%	(53.8)%	(109.7)%	108.6%	69.2%	(74.7)%

Operating income (loss) margin
Three months ended 9/30/16	8.0%	2.3%	(0.9)%	5.6%	n/a	2.0%
Three months ended 9/30/15 (as revised)	13.7%	6.1%	8.5%	3.0%	n/a	8.1%

United States

Our net sales in the United States segment for the three months ended September 30, 2016 were $275.6 million, a decrease of $27.0 million, or 8.9%, from net sales of $302.6 million for the three months ended September 30, 2015. Foreign currency exchange rates decreased net sales by $3.9 million as compared to the prior year quarter due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. The sales decrease was primarily due to a realignment of customer inventories, the discontinuance of slow moving SKUs as part of a product rationalization initiative implemented at the beginning of fiscal 2017, and competitive pricing actions on certain products. Net sales in the prior year quarter benefited from certain concessions provided to our largest distributors, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the quarter. Operating income in the United States in the three months ended September 30, 2016 was $22.1 million, a decrease of $19.4 million from operating income of $41.5 million in the three months ended September 30, 2015. The decrease in operating income was the result of the aforementioned items discussed above as well as unfavorable customer sales mix and incremental trade and marketing spend.

United Kingdom

Our net sales in the United Kingdom segment for the three months ended September 30, 2016 were $198.8 million, an increase of $37.9 million, or 23.6%, from net sales of $160.9 million for the three months ended September 30, 2015. The sales increase was primarily due to the acquisition of Orchard House, acquired in the second quarter of fiscal 2016, which accounted for $46.0 million of net sales in the current quarter. Additionally, net sales increased due to strong sales performance within our fruit, plant-based, private label and business-to-business categories. Foreign currency exchange rates decreased net sales by $25.8 million as compared to the prior year quarter. Operating income in the United Kingdom segment for the three months ended September 30, 2016 was $4.6 million, a decrease of $5.3 million, from $9.8 million for the three months ended September 30, 2015. The decrease in operating income was primarily due to increased raw materials costs as a result of price inflation, increased production costs caused by lower quality fruit due to unfavorable growing conditions and insufficient crop yields at Orchard House, as well as a shift in the timing of a marketing campaign, which occurred in the third quarter of the prior year.

Hain Pure Protein

Our net sales in the Hain Pure Protein segment for the three months ended September 30, 2016 were $116.7 million, a decrease of $6.4 million, or 5.2%, from net sales of $123.1 million for the three months ended September 30, 2015. Net sales in the prior year quarter were impacted by increased sales volume and favorable pricing due to a shortage of supply within poultry farms in the Midwest, for which HPPC was not affected. Additionally, net sales were impacted by competitive pricing actions in the current quarter at both HPPC and Empire. The volume and price decline period-over-period was partially offset by a favorable change in the mix of products sold at HPPC in the current quarter. Operating loss in the segment for the three months ended September 30, 2016 was $1.0 million, a decrease of $11.5 million, from operating income of $10.5 million for the three months ended September 30, 2015. The decrease in operating income was primarily due to production inefficiencies and increased start-up costs and production in connection with our new FreeBird manufacturing facility.

Rest of World

Our net sales in the Rest of World segment were $90.4 million for the three months ended September 30, 2016, an increase of $9.2 million, or 11.4%, from net sales of $81.2 million, for the three months ended September 30, 2015. The change was primarily due to increased sales in Europe related to our plant-based, branded and private label beverage business as a result of our acquisition of Mona in the prior year quarter, as well as increased sales in Canada related to many of our products sold. Operating income in the segment for the three months ended September 30, 2016 was $5.1 million, an increase of $2.6 million, from $2.4 million for the three months ended September 30, 2015. The increase in operating income was primarily due to the aforementioned increase in sales as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, accounting review costs and acquisition related expenses, restructuring and integration charges and other are included in Corporate and Other and were $6.4 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively.

Refer to Note 16, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our credit agreement.

Our cash and cash equivalents balance decreased $14.5 million at September 30, 2016 to $113.5 million when compared to $127.9 million at June 30, 2016. Our working capital was $544.3 million at September 30, 2016, an increase of $1.1 million from $543.2 million at the end of fiscal 2016.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, United Kingdom, Canada, Europe and India. It is the Company’s current intent to indefinitely reinvest its foreign earnings outside the United States. As of September 30, 2016, approximately 75.8% ($86.0 million) of the total cash balance was held outside of the United States. Although a significant portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2016, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,		Change in
(amounts in thousands)	2016	2015	Dollars	Percentage
Cash flows provided by (used in):
Operating activities	$12,414	$5,785	$6,629	114.6%
Investing activities	(13,553)	(44,461)	30,908	(69.5)%
Financing activities	(11,184)	22,463	(33,647)	(149.8)%
Effect of exchange rate changes on cash	(2,131)	(3,010)	879	(29.2)%
Net decrease in cash	$(14,454)	$(19,223)	$4,769	(24.8)%

Cash provided by operating activities was $12.4 million for the three months ended September 30, 2016, an increase of $6.6 million from the $5.8 million of cash provided by operating activities for the three months ended September 30, 2015. This increase resulted primarily from $34.6 million of less cash used within working capital accounts, partially offset by a decrease of $27.9 million in net income adjusted for non-cash charges.

Cash used in investing activities was $13.6 million for the three months ended September 30, 2016, a decrease of $30.9 million from the $44.5 million of cash used in investing activities for the three months ended September 30, 2015. The decrease resulted primarily from $24.9 million of payments for the acquisition of Mona, net of cash acquired and working capital settlements, and the purchase of a new factory location and production equipment at HPPC in the first quarter of fiscal 2016.

Cash used in financing activities was $11.2 million for the three months ended September 30, 2016, a decrease of $33.6 million from the $22.5 million of net cash provided by financing activities for the three months ended September 30, 2015. The decrease was due to net repayments of $7.5 million on our revolving credit facility and other debt in the first quarter of fiscal 2017, compared with net borrowings of $24.2 million in the first quarter of fiscal 2016, which was primarily used to fund the acquisition of Mona. Additionally, the first quarter of fiscal 2017 included $2.5 million in acquisition-related contingent consideration and $1.6 million related to stock repurchases to satisfy employee payroll tax withholdings, offset in part by $0.4 million of excess tax benefits.  In the three months ended September 30, 2015, we paid $2.8 million for stock repurchases to satisfy employee payroll tax withholdings and had $1.0 million of excess tax benefits.

Operating Free Cash Flow

Our Operating free cash flow was negative $2.1 million for the three months ended September 30, 2016, an increase of $11.6 million from the three months ended September 30, 2015. This increase resulted primarily from $34.6 million of less cash used within working capital accounts, partially offset by a decrease of $27.9 million, adjusted for the impact of non-cash charges. Additionally, capital expenditures in the prior year quarter were higher than in the current year quarter due to capital expenditures related to the purchase of a new factory location and production equipment at HPPC. We expect that our capital spending for fiscal 2017 will be approximately $70 million. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to Operating free cash flow.

Credit Agreement

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1.0 billion revolving credit facility which may be increased by an additional uncommitted $350.0 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes. As of September 30, 2016 and June 30, 2016, there were $820.2 million and $827.9 million of borrowings outstanding, respectively, under the Credit Agreement.

The Credit Agreement is guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement to comply with financial and other customary affirmative and negative covenants for facilities of this nature. As of September 30, 2016 and June 30, 2016, the Company was deemed to be in compliance with all associated covenants due to certain limited waivers and extensions received by the Company in connection with its obligation to deliver financial information.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at September 30, 2016).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12.5 million. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.1% (weighted average interest rate of approximately 1.1% at September 30, 2016).

We believe that our cash on hand of $113.5 million at September 30, 2016, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2017 capital expenditures of approximately $70 million, and the other expected cash requirements for at least the next twelve months.

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

A reconciliation between reported and constant currency sales growth is as follows:

(amounts in thousands)	Three Months Ended September 30, 2016
Change in consolidated net sales	$13,737	2.1%
Impact of foreign currency exchange	29,534	4.4%
Change in consolidated net sales on a constant-currency basis	$43,271	6.5%

Adjusted EBITDA

Adjusted EBITDA is defined as net income before income taxes, net interest expense, depreciation and amortization, impairment of long lived assets, equity in the earnings of equity-method investees, stock based compensation, acquisition-related expenses, including integration and restructuring charges, and other non-recurring items. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a Non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
We do not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP. The principal limitation of Adjusted EBITDA is that it excludes certain expenses and income that are required by U.S. GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as this metric reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents Adjusted EBITDA in connection with U.S. GAAP results.
A reconciliation of net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2016	2015
Net income	$8,604	$29,158
Income taxes	762	13,330
Interest expense, net	4,354	5,716
Depreciation and amortization	17,220	15,743
Equity in earnings of equity-method investees	(184)	(84)
Stock-based compensation	2,704	3,206
Unrealized currency gains and losses	(1,293)	4,463
EBITDA	32,167	71,532

Acquisition, restructuring, integration, severance, and other charges	1,408	3,935
Inventory costs for products discontinued or with redesigned packaging	5,199	—
UK deferred synergies due to CMA Board decision	471	—
UK factory start-up costs	—	743
US warehouse consolidation project	—	426
Accounting review costs	5,960	—
Recall and other related costs	412	—
Tilda fire insurance recovery costs and other start-up/integration costs	—	230
Adjusted EBITDA	$45,617	$76,866

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

A reconciliation from Cash flow provided by operating activities to Operating free cash flow is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2016	2015
Cash flow provided by operating activities	$12,414	$5,785
Purchase of property, plant and equipment	(14,553)	(19,513)
Operating free cash flow	$(2,139)	$(13,728)

Off Balance Sheet Arrangements

At September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition, trade promotions and sales incentives, valuation of accounts and chargebacks receivable, accounting for acquisitions, valuation of long-lived assets, goodwill and intangible assets, stock based compensation, and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Recent Accounting Pronouncements

Refer to Note 3, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements as of June 30, 2016 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for a detailed discussion on recently issued accounting pronouncements not yet adopted by the Company. There has been no change to the statements made in the Form 10-K as of the date of filing of this Form 10-Q.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our prepared food and personal care products are stronger in the warmer months. Additionally, with our acquisitions of HPPC, Empire and Tilda, our net sales and earnings may further fluctuate based on the timing of holidays throughout the year. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three months ended September 30, 2016 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 4.        Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were not effective as of September 30, 2016, due to material weaknesses in internal control over financial reporting discussed below.

•
Ineffective Control Environment - The Company’s control environment did not sufficiently promote effective internal control over financial reporting, which contributed to the other material weaknesses described below. Principal contributing factors included: (i) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP commensurate with our financial reporting requirements; and (iii) in certain instances, insufficient documentation or basis to support accounting estimates.

•
Revenue Recognition - The Company’s internal controls to identify, accumulate and assess the accounting impact of certain concessions or side agreements were not adequately designed or operating effectively to determine whether the Company’s revenue recognition criteria had been met. Specifically, the Company’s controls were not effective to ensure (i) consistent standards in the level of documentation of agreements required to support accurate recording of revenue transactions and (ii) that such documentation is retained, completed and independently reviewed to confirm certain terms impacting revenue recognition were accurately reflected in the Company’s books and records.  In addition, the Company did not design and maintain effective controls over the timing and classification of trade promotion spending.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses. These remediation efforts, summarized below, which have been implemented or are in process of implementation, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:

•
The Company has created a new position, Global Revenue Controller, which has recently been filled. This Revenue Controller has the requisite knowledge and expertise in specific revenue recognition accounting rules. This Revenue Controller will be responsible for all aspects of the Company's revenue recognition policies, procedures and the proper application of accounting to the Company’s sales arrangements.

•
The Company has hired a new Controller of the Company’s United States segment who has the requisite knowledge and expertise required for this position. The United States Controller will be responsible for all accounting functions in the United States segment.

•
The Company has developed a comprehensive review process and monitoring controls over contracts with customers, customer payments and incentives, including corporate review of related accruals and presentation of trade promotions and incentives.

•
The Company has developed a comprehensive revenue recognition and contract review training program. This training is focused on senior-level management, customer-facing employees, as well as finance, sales and marketing personnel.

•	The Company has established an internal audit department that will report directly to the Audit Committee.

•	The Company will implement a Global Contract Management System to provide a central repository for contracts and to ensure proper level of review of contracts.

•
The Company has and will continue to enhance its organizational structure over all finance functions and increase the number of accounting personnel with knowledge, experience and training in U.S. GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained.

•	While this remediation plan is being executed, the Company has also engaged additional external resources to support and supplement the Company's existing internal resources.

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

Changes in Internal Controls Over Financial Reporting

Other than the ongoing remediation efforts described above, there was no change in internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on June 22, 2017. There have been no material changes from the risk factors previously disclosed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
July 1, 2016 - July 31, 2016	—	$—	—	—
August 1, 2016 - August 31, 2016	22,328	37.20	—	—
September 1, 2016 - September 30, 2016	22,694	34.59	—	—
Total	45,022	$35.89	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

Item 6.        Exhibits

See Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

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

10.1
Limited Waiver and Extension, dated September 23, 2016, to the Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited, as Global Swingline Lender, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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