Form 10-Q
period 2016-12-31
HAIN CELESTIAL GROUP INC
filed 2017-06-22
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016

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

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2016 (the “Q1 Form 10-Q”), December 31, 2016 (the “Form 10-Q”) and March 31, 2017 (the “Q3 Form 10-Q”). During the fourth quarter of fiscal 2016, the Company identified the practice of granting additional concessions to certain distributors in the United States and commenced an internal accounting review in order to (i) determine whether the revenue associated with those concessions was accounted for in the correct period and (ii) evaluate the Company’s internal control over financial reporting. The Audit Committee of the Company’s Board of Directors separately conducted an independent review of these matters and retained independent counsel to assist in their review. We delayed the filing of this Form 10-Q and our Form 10-K, Q1 Form 10-Q and Q3 Form 10-Q with the Securities and Exchange Commission (the “SEC”) in order to complete these reviews.

Completion of Reviews. On November 16, 2016, the Company announced the completion of the independent review conducted by the Audit Committee, which found no evidence of intentional wrongdoing in connection with the preparation of the Company’s financial statements. The Company also disclosed that it would not be in a position to release financial results until the completion of its internal accounting review and the audit process. We are now filing this Form 10-Q as a result of the completion of the aforementioned reviews. Concurrent with the filing of this Form 10-Q, we are also filing our Form 10-K, Q1 Form 10-Q and Q3 Form 10-Q (collectively, our “Periodic Reports”). The Periodic Reports incorporate the findings from the aforementioned reviews and address the remediation of the immaterial errors and identified material weaknesses in our internal control over financial reporting that existed at June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017. These material weaknesses, as well as the Company’s remediation of such material weaknesses, are discussed further under “Part I, Item 4. Controls and Procedures” of this Form 10-Q.

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

Except as specifically set forth herein, the information contained in this Form 10-Q is presented as of December 31, 2016 and the period then ended, and these financial results do not reflect events or results of operations that have occurred subsequent to December 31, 2016.

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
Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as the use of “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, growth strategy, market price, brand portfolio and product performance, the seasonality of our business, our results of operations and financial condition, our SEC filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 under the heading “Risk Factors”, to reflect new information, the occurrence of future events or circumstances or otherwise.
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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND JUNE 30, 2016
(In thousands, except par values)

	December 31,	June 30,
	2016	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$157,125	$127,926
Accounts receivable, less allowance for doubtful accounts of $715 and $936, respectively	250,581	278,933
Inventories	430,578	408,564
Prepaid expenses and other current assets	64,105	84,811
Total current assets	902,389	900,234
Property, plant and equipment, net	372,082	389,841
Goodwill	1,027,660	1,060,336
Trademarks and other intangible assets, net	567,906	604,787
Investments and joint ventures	19,047	20,244
Other assets	31,858	32,638
Total assets	$2,920,942	$3,008,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,037	$251,712
Accrued expenses and other current liabilities	98,026	78,803
Current portion of long-term debt	12,369	26,513
Total current liabilities	371,432	357,028
Long-term debt, less current portion	790,691	836,171
Deferred income taxes	124,397	131,507
Other noncurrent liabilities	17,190	18,860
Total liabilities	1,303,710	1,343,566
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized: 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized: 150,000 shares; issued: 107,966 and 107,479 shares, respectively; outstanding: 103,687 and 103,461 shares, respectively	1,080	1,075
Additional paid-in capital	1,133,485	1,123,206
Retained earnings	837,181	801,392
Accumulated other comprehensive loss	(255,533)	(172,111)
	1,716,213	1,753,562
Less: Treasury stock, at cost: 4,279 and 4,018 shares, respectively	(98,981)	(89,048)
Total stockholders’ equity	1,617,232	1,664,514
Total liabilities and stockholders’ equity	$2,920,942	$3,008,080
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net sales	$739,999	$743,437	$1,421,463	$1,411,164
Cost of sales	601,606	577,176	1,173,203	1,107,022
Gross profit	138,393	166,261	248,260	304,142
Selling, general and administrative expenses	85,187	68,981	170,154	144,531
Amortization of acquired intangibles	4,693	4,704	9,421	9,343
Acquisition related expenses, restructuring and integration charges and other	108	2,498	568	5,918
Accounting review costs	7,005	—	12,966	—
Operating income	41,400	90,078	55,151	144,350
Interest and other financing expense, net	5,097	6,300	10,178	12,767
Other (income)/expense, net	(1,353)	3,065	(1,865)	8,466
Income before income taxes and equity in net (income) loss of equity-method investees	37,656	80,713	46,838	123,117
Provision for income taxes	10,509	22,602	11,271	35,932
Equity in net (income) loss of equity-method investees	(38)	31	(222)	(53)
Net income	$27,185	$58,080	$35,789	$87,238

Net income per common share:
Basic	$0.26	$0.56	$0.35	$0.85
Diluted	$0.26	$0.56	$0.34	$0.84

Weighted average common shares outstanding:
Basic	103,597	103,017	103,532	102,912
Diluted	104,204	104,161	104,225	104,209
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015
(In thousands)

	Three Months Ended
	December 31, 2016			December 31, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$27,185			$58,080

Other comprehensive income (loss):
Foreign currency translation adjustments	$(51,222)	$—	(51,222)	$(25,655)	$—	(25,655)
Change in deferred gains (losses) on cash flow hedging instruments	(13)	3	(10)	(418)	122	(296)
Change in unrealized gain on available for sale investment	(32)	13	(19)	39	(15)	24
Total other comprehensive income (loss)	$(51,267)	$16	$(51,251)	$(26,034)	$107	$(25,927)

Total comprehensive (loss) income			$(24,066)			$32,153

	Six Months Ended
	December 31, 2016			December 31, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$35,789			$87,238

Other comprehensive income (loss):
Foreign currency translation adjustments	$(82,958)	$—	(82,958)	$(65,587)	$—	(65,587)
Change in deferred gains (losses) on cash flow hedging instruments	(443)	38	(405)	1,322	(277)	1,045
Change in unrealized gain on available for sale investment	(89)	30	(59)	(216)	84	(132)
Total other comprehensive income (loss)	$(83,490)	$68	$(83,422)	$(64,481)	$(193)	$(64,674)

Total comprehensive (loss) income			$(47,633)			$22,564

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2016
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2016	107,479	$1,075	$1,123,206	$801,392	4,018	$(89,048)	$(172,111)	$1,664,514
Net income				35,789				35,789
Other comprehensive loss							(83,422)	(83,422)
Issuance of common stock pursuant to stock based compensation plans	487	5	1,994		2	(1,999)		—
Stock based compensation income tax effects			3,050					3,050
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					259	(7,934)		(7,934)
Stock based compensation expense			5,235					5,235
Balance at December 31, 2016	107,966	$1,080	$1,133,485	$837,181	4,279	$(98,981)	$(255,533)	$1,617,232
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015
(In thousands)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,789	$87,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,168	31,790
Deferred income taxes	(5,300)	(8,848)
Equity in net income of equity-method investees	(222)	(53)
Stock based compensation	5,235	7,229
Other non-cash items including unrealized foreign currency (gains)/losses, net	(3,184)	7,812
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	15,885	(18,412)
Inventories	(31,921)	(18,293)
Other current assets	20,854	26,147
Other assets and liabilities	(1,038)	2,187
Accounts payable and accrued expenses	42,547	(17,153)
Net cash provided by operating activities	112,813	99,644

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired and working capital settlements	—	(157,061)
Purchases of property and equipment	(28,725)	(41,177)
Proceeds from sale of business	5,419	—
Other	1,000	—
Net cash used in investing activities	(22,306)	(198,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	22,000	152,049
Repayments under bank revolving credit facility	(56,500)	(30,080)
Borrowings (repayments) of other debt, net	(13,690)	780
Excess tax benefits from stock based compensation	3,314	2,016
Acquisition related contingent consideration	(2,498)	—
Shares withheld for payment of employee payroll taxes	(7,934)	(10,434)
Net cash (used in) provided by financing activities	(55,308)	114,331

Effect of exchange rate changes on cash	(6,000)	(5,559)

Net increase in cash and cash equivalents	29,199	10,178
Cash and cash equivalents at beginning of period	127,926	166,922
Cash and cash equivalents at end of period	$157,125	$177,100
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

2.    BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2016 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. Please refer to the notes to the Consolidated Financial Statements as of June 30, 2016 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for information not included in these condensed notes.

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

Although the initial focus of the Company’s internal accounting review discussed above pertained to the evaluation of the timing of the recognition of the revenue associated with the practice of granting additional concessions to certain distributors, the Company subsequently expanded its internal accounting review and performed an analysis of previously-issued financial statements in order to identify and assess other potential errors. Based upon this review, the Company identified certain immaterial errors relating to its previously-issued financial statements which resulted in revisions to our previously-issued financial statements. Accordingly, prior period amounts presented in the consolidated financial statements and the related notes have been revised (referred to as the “Revision”). All costs incurred in connection with the internal accounting review, the Audit Committee’s independent review and related matters are included in “Accounting review costs” in the Company’s Consolidated Statements of Income.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 - “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 - “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that these errors were immaterial to the previously-issued financial statements; however, a cumulative correction of these errors would have had a material impact on the financial results for the three and twelve months ended June 30, 2016. Accordingly, we have revised our presentation of certain amounts in the consolidated financial statements for the three and six months ended December 31, 2015 to reflect such corrections as if they had been recorded in the appropriate fiscal period.

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

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31, 2015
	As Reported	Adjustment	As Revised
Net sales	$752,589	$(9,152)	$743,437
Cost of sales	575,026	2,150	577,176
Gross profit	177,563	(11,302)	166,261
Selling, general and administrative expenses	82,607	(13,626)	68,981
Amortization of acquired intangibles	4,736	(32)	4,704
Acquisition related expenses, restructuring and integration charges and other	2,498	—	2,498
Operating income	87,722	2,356	90,078
Interest and other financing expense, net	6,300	—	6,300
Other (income)/expense, net	3,065	—	3,065
Income before income taxes and equity in earnings of equity- method investees	78,357	2,356	80,713
Provision for income taxes	21,379	1,223	22,602
Equity in net loss of equity-method investees	31	—	31
Net income	$56,947	$1,133	$58,080

Net income per common share:
Basic	$0.55	$0.01	$0.56
Diluted	$0.55	$0.01	$0.56

Weighted average common shares outstanding:
Basic	103,017	103,017	103,017
Diluted	104,161	104,161	104,161

* Net income per common share may not add in certain periods due to rounding

	Six Months Ended December 31, 2015
	As Reported	Adjustment	As Revised
Net sales	$1,439,777	$(28,613)	$1,411,164
Cost of sales	1,110,167	(3,145)	1,107,022
Gross profit	329,610	(25,468)	304,142
Selling, general and administrative expenses	168,861	(24,330)	144,531
Amortization/impairment of acquired intangibles	9,408	(65)	9,343
Acquisition related expenses, restructuring and integration charges and other	6,151	(233)	5,918
Operating income	145,190	(840)	144,350
Interest and other financing expense, net	12,767	—	12,767
Other (income)/expense, net	8,466	—	8,466
Income before income taxes and equity in earnings of equity- method investees	123,957	(840)	123,117
Provision for income taxes	35,761	171	35,932
Equity in net income of equity-method investees	(53)	—	(53)
Net income	$88,249	$(1,011)	$87,238

Net income per common share:
Basic	$0.86	$(0.01)	$0.85
Diluted	$0.85	$(0.01)	$0.84

Weighted average common shares outstanding:
Basic	102,912	102,912	102,912
Diluted	104,209	104,209	104,209

* Net income per common share may not add in certain periods due to rounding

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31, 2015			Six Months Ended December 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Net income	$56,947	$1,133	$58,080	$88,249	$(1,011)	$87,238

Other comprehensive income (loss):
Foreign currency translation adjustments	$(25,791)	$136	(25,655)	$(66,084)	497	(65,587)
Change in deferred gains (losses) on cash flow hedging instruments	(296)	—	(296)	1,045	—	1,045
Change in unrealized gain (loss) on available for sale investment	24	—	24	(132)	—	(132)
Total other comprehensive income (loss)	$(26,063)	$136	$(25,927)	$(65,171)	$497	$(64,674)

Total comprehensive income	$30,884	$1,269	$32,153	$23,078	$(514)	$22,564

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31, 2015
	As Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,249	$(1,011)	$87,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,409	381	31,790
Deferred income taxes	(8,693)	(155)	(8,848)
Equity in net income of equity-method investees	(53)	—	(53)
Stock based compensation	7,229	—	7,229
Other non-cash items, including unrealized currency (gains)/loss, net	7,812	—	7,812
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(17,231)	(1,181)	(18,412)
Inventories	(20,891)	2,598	(18,293)
Other current assets	5,336	20,811	26,147
Other assets and liabilities	2,187	—	2,187
Accounts payable and accrued expenses	4,290	(21,443)	(17,153)
Net cash provided by operating activities	$99,644	$—	$99,644

There were no adjustments to cash balances and to cash flows from investing and financing activities for the six months ended December 31, 2015 as a result of the Revision.

SEGMENT NET SALES AND OPERATING INCOME (UNAUDITED)

	Three Months Ended December 31, 2015
	As Reported (1)	Adjustment	As Revised
Net Sales:
United States	$322,878	$(8,193)	$314,685
United Kingdom	194,226	(2,972)	191,254
Hain Pure Protein	141,706	2,486	144,192
Rest of World	93,779	(473)	93,306
	$752,589	$(9,152)	$743,437

Operating Income:
United States	$48,315	$2,625	$50,940
United Kingdom	18,768	(343)	18,425
Hain Pure Protein	18,125	37	18,162
Rest of World	6,595	496	7,091
	$91,803	$2,815	$94,618
Corporate and Other	(4,081)	(459)	(4,540)
	$87,722	$2,356	$90,078

(1) The information previously reported for the three months ended December 31, 2015 has been adjusted to reflect the Company’s new operating and reporting structure effective in the first quarter of fiscal 2017. See Note 1, Business, and Note 16, Segment
Information, for additional details surrounding the formation of Cultivate.

	Six Months Ended December 31, 2015
	As Reported (1)	Adjustment	As Revised
Net Sales:
United States	$637,464	$(20,148)	$617,316
United Kingdom	359,580	(7,471)	352,109
Hain Pure Protein	265,694	1,553	267,247
Rest of World	177,039	(2,547)	174,492
	$1,439,777	$(28,613)	$1,411,164

Operating Income:
United States	$92,203	$244	$92,447
United Kingdom	28,972	(705)	28,267
Hain Pure Protein	28,396	255	28,651
Rest of World	9,268	246	9,514
	$158,839	$40	$158,879
Corporate and Other	(13,649)	(880)	(14,529)
	$145,190	$(840)	$144,350

(1) The information previously reported for the six months ended December 31, 2015 has been adjusted to reflect the Company’s new operating and reporting structure effective in the first quarter of fiscal 2017. See Note 1, Business, and Note 16, Segment
Information, for additional details surrounding the formation of Cultivate.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015 (As Revised)	2016	2015 (As Revised)
Numerator:
Net income	$27,185	$58,080	$35,789	$87,238

Denominator (in thousands):
Basic earnings per share - weighted average shares outstanding during the period	103,597	103,017	103,532	102,912
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	607	1,144	693	1,297
Diluted earnings per share - adjusted weighted average shares and assumed conversions	$104,204	$104,161	$104,225	$104,209

Net income per common share:
Basic	$0.26	$0.56	$0.35	$0.85
Diluted	$0.26	$0.56	$0.34	$0.84

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 275 and 59 stock based awards excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2016 and 2015, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Additionally, 27 restricted stock awards were excluded from our diluted earnings per share calculation for both the three and six months ended December 31, 2016 as such awards were antidilutive. There were no antidilutive awards excluded from our diluted earnings per share calculation for the three and six months ended December 31, 2015.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges and other” in the Consolidated Statements of Income. Acquisition related expenses of $253 were expensed in the six months ended December 31, 2016, and $1,948 and $2,961 were expensed in the three and six months ended December 31, 2015, respectively. The Company did not incur any acquisition related expenses in the three months ended December 31, 2016. The expenses incurred during the first six months of fiscal 2017 and 2016 primarily related to the acquisitions of Orchard House and Mona (as defined below).

Fiscal 2016

On December 21, 2015, the Company acquired Orchard House Foods Limited (“Orchard House”), a leader in pre-cut fresh fruit, juices, fruit desserts and ingredients with facilities in Corby and Gateshead in the United Kingdom.  Orchard House supplies leading retailers, on-the-go food outlets, food service providers and manufacturers in the United Kingdom. Consideration in the transaction consisted of cash (net of cash acquired) totaling £76,923 ($114,113 at the transaction date exchange rate). The acquisition was funded with borrowings under the Credit Agreement (as defined in Note 9, Debt and Borrowings). Additionally, contingent consideration of £3,000 was potentially payable to the sellers based on the outcome of a review by the Competition and Markets Authority in the United Kingdom. As a result of this review, the Company agreed to divest certain portions of its own-label juice business in the fourth quarter of fiscal 2016. On September 15, 2016, the contingent consideration obligation referenced above was settled in the amount of £1,500 (see Note 14, Financial Instruments Measured at Fair Value). Orchard House is included in the United Kingdom operating segment.

On July 24, 2015, the Company acquired Formatio Beratungs-und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Consideration in the transaction consisted of cash, net of cash acquired, totaling €22,753 ($24,948 at the transaction date exchange rate) and 240 shares of the Company’s common stock valued at $16,308. Also included in the acquisition was the assumption of net debt totaling €16,252. The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona is included in the Europe operating segment.

The following table provides unaudited pro forma results of continuing operations for the three and six months ended December 31, 2015, as if the acquisitions of Orchard House and Mona had been completed at the beginning of fiscal 2016. The information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

	Three Months ended December 31,	Six Months ended December 31,
	2015	2015
Net sales	$780,746	$1,501,551
Net income	$57,721	$91,055
Net income per diluted common share	$0.55	$0.87

6.    INVENTORIES

Inventories consisted of the following:

	December 31, 2016	June 30, 2016
Finished goods	$266,675	$238,184
Raw materials, work-in-progress and packaging	163,903	170,380
	$430,578	$408,564

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2016	June 30, 2016
Land	$32,634	$35,825
Buildings and improvements	106,274	102,086
Machinery and equipment	346,388	358,362
Computer hardware and software	48,357	48,829
Furniture and fixtures	14,072	14,165
Leasehold improvements	27,800	28,471
Construction in progress	19,496	14,495
	595,021	602,233
Less: Accumulated depreciation and amortization	222,939	212,392
	$372,082	$389,841

Depreciation and amortization expense for the three months ended December 31, 2016 and 2015 was $9,888 and $9,286, respectively. Such expense for the six months ended December 31, 2016 and 2015 was $20,116 and $18,389, respectively.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2016 (a):	$605,702	$332,561	$41,089	$80,984	$1,060,336
Reallocation of goodwill between reporting units	(16,377)	—	—	16,377	—
Translation and other adjustments, net	(2,431)	(27,135)	—	(3,110)	(32,676)
Balance as of December 31, 2016 (a):	$586,894	$305,426	$41,089	$94,251	$1,027,660

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

This change in operating segments was deemed a triggering event, resulting in the Company performing an interim goodwill impairment analysis on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment indicators resulting from this analysis, and there were no impairment charges recorded during the six months ended December 31, 2016.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	December 31, 2016	June 30, 2016
Non-amortized intangible assets:
Trademarks and tradenames (a)	$423,815	$441,140
Amortized intangible assets:
Other intangibles	231,253	245,040
Less: accumulated amortization	(87,162)	(81,393)
Net carrying amount	$567,906	$604,787

(a) The gross carrying value of trademarks and tradenames is reflected net of $46,123 of accumulated impairment charges.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trade names and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis, in conjunction with the Company’s evaluation of goodwill. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The result of this assessment indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $39,724 ($20,932 in the United Kingdom segment and $18,792 in the United States segment) was recognized during the fiscal year ended June 30, 2016. There were no other impairment charges recorded during fiscal 2016, and no impairment charges were recorded during the six months ended December 31, 2016.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are being amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015 (As Revised)	2016	2015 (As Revised)
Amortization of intangible assets	$4,693	$4,704	$9,421	$9,343

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2016	June 30, 2016
Credit Agreement borrowings payable to banks	$783,911	$827,860
Tilda short-term borrowing arrangements	12,132	19,121
Other borrowings	7,017	15,703
	803,060	862,684
Short-term borrowings and current portion of long-term debt	12,369	26,513
	$790,691	$836,171

Credit Agreement

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1,000,000 unsecured revolving credit facility which may be increased by an additional uncommitted $350,000, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of December 31, 2016, there were $783,911 of borrowings and $6,180 letters of credit outstanding under the Credit Agreement and $209,909 available. The Company was deemed to be in compliance with all associated covenants due to certain limited waivers and extensions received by the Company in connection with its obligation to deliver financial information.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2016 was 1.98%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at December 31, 2016).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12,500. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.1% (weighted average interest rate of approximately 1.1% at December 31, 2016).

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

The effective income tax rate from continuing operations was 27.9% and 28.0% for the three months ended December 31, 2016 and 2015, respectively, and 24.1% and 29.2% for the six months ended December 31, 2016 and 2015, respectively. The effective tax rate for the three and six months ended December 31, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $2,086 which favorably impacted the effective tax rate. The effective income tax rate for the three and six months ended December 31, 2015 was also favorably impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the second quarter of fiscal 2016. This reduction in the statutory tax rate resulted in a $4,400 decrease to the carrying value of net deferred tax liabilities, which favorably impacted the effective tax rate, partially offset by an unfavorable $1,200 settlement of a tax claim in the United Kingdom relating to a prior acquisition.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015 (As Revised)	2016	2015 (As Revised)
Foreign currency translation adjustments:
Other comprehensive (loss) before reclassifications (1)	$(51,222)	$(25,655)	$(82,958)	$(65,587)
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	45	1,118	101	3,271
Amounts reclassified into income (2)	(55)	(1,414)	(506)	(2,226)
Unrealized gain/(loss) on available for sale investment:
Other comprehensive income (loss) before reclassifications	(19)	24	(69)	(132)
Amounts reclassified into income (3)	—	—	10	—
Net change in accumulated other comprehensive loss	$(51,251)	$(25,927)	$(83,422)	$(64,674)

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature of $12,908 and $16,076 for the three months ended December 31, 2016 and 2015, respectively, and $20,061 and $41,811 for the six months ended December 31, 2016 and 2015, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $530 and $1,862 for the three months ended December 31, 2016 and 2015, respectively, and $1,150 and $2,946 for the six months ended December 31, 2016 and 2015, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 13, Investments and Joint Ventures). Such amounts are recorded in “Other (income)/expense, net” in the Consolidated Statements of Income and were $16 before taxes for the six months ended December 31, 2016.

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Compensation cost (included in selling, general and administrative expense)	$2,531	$4,023	$5,235	$7,229
Related income tax benefit	$949	$1,499	$1,963	$2,710

Stock Options

A summary of the stock option activity for the six months ended December 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2016	342	$6.66
Exercised	(220)	$9.10
Options outstanding and exercisable at December 31, 2016	122	$2.26	14.5 years	$4,484

	Six Months Ended December 31,
	2016	2015
Intrinsic value of options exercised	$6,507	$—
Tax benefit recognized from stock option exercises	$2,538	$—

At December 31, 2016, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share units activity for the six months ended December 31, 2016 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2016	1,121	$28.24
Vested	(267)	$32.37
Forfeited	(14)	$33.14
Non-vested restricted stock, restricted share units, and performance units at December 31, 2016	840	$27.28

	Six Months Ended December 31,
	2016	2015
Fair value of restricted stock, restricted share units, and performance units granted	$—	$9,660
Fair value of shares vested	$9,004	$17,855
Tax benefit recognized from restricted shares vesting	$3,464	$6,743

On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman, President and Chief Executive Officer. The Agreement provides for a grant of 800 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 200 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five consecutive trading day period during which the average closing price of the Company’s common stock on the Nasdaq Global Select Market equals or exceeds the following prices: $31.25, $36.25, $41.25 and $50.00, respectively, the market condition for each increment of 200 Shares will be satisfied. The market conditions must be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 200 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which was expected to be recognized over a weighted-average period of approximately 4.0 years. On September 28, 2012, August 27, 2013, December 13, 2013 and October 22, 2014, the four respective market conditions were satisfied. As such, the four tranches of 200 Shares are expected to vest in equal amounts over the five-year period commencing on the first anniversary of the date the market condition for the respective tranche was satisfied.

At December 31, 2016, $10,883 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, was expected to be recognized over a weighted-average period of approximately 1.3 years.

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

The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants and the TSR Grant) of $1,128 and $2,255 for the three and six months ended December 31, 2016, respectively, due to the Company’s current estimates of achievement under the plans. The Company recorded expense of $4,069 and $4,290 for the three and six months ended December 31, 2015, respectively, related to the LTI Plan.

13.    INVESTMENTS AND JOINT VENTURES

Equity method investments

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority-owned subsidiary of CK Hutchison Holdings Limited, to market and distribute certain of the Company’s brands in Hong Kong, China and other surrounding markets. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote, and therefore the investment is being accounted for under the equity method of accounting. At December 31, 2016 and June 30, 2016, the carrying value of the Company’s 50.0% investment in and advances to HHO were $948 and $1,729, respectively, and are included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.”

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors. At December 31, 2016 and June 30, 2016, the carrying value of the Company’s investment in Chop’t was $17,222 and $17,448, respectively, and is included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.” The Company’s current ownership percentage may be diluted in the future to 12.1%, pending the distribution of additional ownership interests.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 81 of its YHS shares during the six months ended December 31, 2016 which resulted in a pre-tax loss of $16 on the sales, and recognized as a component of “Other (income)/expense, net.” No shares were sold during the six months ended December 31, 2015. The remaining shares held at December 31, 2016 totaled 955. The fair value of these shares held was $877 (cost basis of $1,190) at December 31, 2016 and $1,067 (cost basis of $1,291) at June 30, 2016 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet. The company concluded that the decline in its YHS investment below its cost basis is temporary and, accordingly, has not recognized a loss in the Consolidated Statements of Operations. In making this determination, the company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of YHS, the magnitude of the loss compared to the investment’s cost, and publicly available information about the industry and geographic region in which YHS operates.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$47,609	$47,609	$—	$—
Forward foreign currency contracts	52	—	52	—
Available for sale securities	877	877	—	—
	$48,538	$48,486	$52	$—
Liabilities:
Contingent consideration, current	$1,702	$—	$—	$1,702
Total	$1,702	$—	$—	$1,702

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

The Company estimates the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company reassesses the fair value of contingent payments on a periodic basis. Although the Company believes that its estimated and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts. At December 31, 2016, contingent consideration of $1,702 was included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet in connection with the acquisition of Belvedere International, Inc. in February 2015.

The following table summarizes the Level 3 activity for the six months ended December 31, 2016.

Balance as of June 30, 2016	$3,553
Contingent consideration adjustment and accretion of interest expense, net	526
Contingent consideration paid (a)	(2,498)
Translation adjustment	121
Balance as of December 31, 2016	$1,702

(a)    Contingent consideration payment relates to the acquisition of Orchard House completed in December 2015. See
Note 5, Acquisitions.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2016 or 2015.

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, including intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The Company also occasionally enters into fair value hedges to mitigate its foreign currency risk related to certain firm commitments. The notional and fair value amounts of the Company’s foreign exchange derivative contracts outstanding at December 31, 2016 were $3,155 and $52 of net assets, respectively. There were $6,000 of notional amount and $531 of net assets of foreign exchange derivative contracts outstanding at June 30, 2016. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Consolidated Balance Sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next six months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the three and six months ended December 31, 2016 and 2015, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three and six months ended December 31, 2016 and 2015.

15.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The

Hain Celestial Group, Inc., et al., (the “Flora Complaint”); (2) Lynn v. the Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  The Securities Complaints allege that the Company and certain of its officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results. The Securities Complaints were brought on behalf of all persons who purchased or otherwise acquired Hain securities between November 5, 2015 and August 15, 2016.  On October 17, 2016, six potential plaintiffs and their respective law firms moved to serve as lead plaintiff and counsel.  On June 5, 2017, the Court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation, and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.

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

Net sales and operating income are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and Other.” Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges and other, along with accounting review costs are included in “Corporate and Other.” Expenses that are managed centrally but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015 (As Revised)	2016	2015 (As Revised)
Net Sales:
United States	$298,127	$314,685	$573,734	$617,316
United Kingdom	192,825	191,254	391,601	352,109
Hain Pure Protein	152,979	144,192	269,648	267,247
Rest of World	96,068	93,306	186,480	174,492
	$739,999	$743,437	$1,421,463	$1,411,164

Operating Income:
United States	$42,552	$50,940	$64,615	$92,447
United Kingdom	6,697	18,425	11,247	28,267
Hain Pure Protein	3,541	18,162	2,523	28,651
Rest of World	7,477	7,091	12,532	9,514
	$60,267	$94,618	$90,917	$158,879
Corporate and Other (1)	(18,867)	(4,540)	(35,766)	(14,529)
	$41,400	$90,078	$55,151	$144,350

(1)
Includes $7,113 and $2,498 of accounting review costs and acquisition related expenses, restructuring and integration charges and other for the three months ended December 31, 2016 and 2015, respectively. Such expenses for the six months ended December 31, 2016 and 2015 were $13,534 and $4,591, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	December 31, 2016	June 30, 2016
United States	$196,522	$193,192
United Kingdom	174,460	196,271
All Other	52,005	53,260
	$422,987	$442,723

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015 (As Revised)	2016	2015 (As Revised)
United States	$446,412	$457,882	$832,180	$878,512
United Kingdom	212,312	211,380	432,463	393,531
All Other	81,275	74,175	156,820	139,121
Total	$739,999	$743,437	$1,421,463	$1,411,164

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the December 31, 2016 Consolidated Financial Statements and the related Notes thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

Revisions of Consolidated Financial Statements

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2016 (the “Q1 Form 10-Q”), December 31, 2016 (the “Form 10-Q”) and March 31, 2017 (the “Q3 Form 10-Q). During the fourth quarter of fiscal 2016, the Company identified the practice of granting additional concessions to certain distributors in the United States and commenced an internal accounting review in order to (i) determine whether the revenue associated with those concessions was accounted for in the correct period and (ii) evaluate the Company’s internal control over financial reporting. The Audit Committee of the Company’s Board of Directors separately conducted an independent review of these matters and retained independent counsel to assist in their review. We delayed the filing of this Form 10-Q and our Form 10-K, Q1 Form 10-Q and Q3 Form 10-Q with the SEC in order to complete these reviews.

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

Project Terra

During fiscal year 2016, the Company commenced a strategic review, which it called “Project Terra,” that resulted in the Company redefining its core platforms starting with the United States segment for future growth based upon consumer trends to create and inspire A Healthier Way of Life™.  The core platforms are defined by common consumer need, route-to-market or internal advantage and are aligned with the Company’s strategic roadmap to continue its leadership position in the organic and natural, better-for-you products industry. Beginning in fiscal year 2017, those core platforms within the United States segment are:

•	Better-for-You-Baby, which includes infant foods, infant formula, diapers and wipe products that nurture and care for babies and toddlers, under the Earth’s Best® and Ella’s Kitchen® brands.

•	Better-for-You-Pantry, which include core consumer staples, such as Maranatha®, Arrowhead Mills®, Imagine® and Spectrum Organics® brands.

•	Better-for-You-Snacking, which include wholesome products for in-between meals, such as Terra®, Sensible Portions® and Garden of Eatin’® brands.

•	Fresh Living, which includes, yogurt, plant-based proteins and other refrigerated products, such as The Greek Gods® yogurt and Dream™ plant-based beverage brands.

•	Pure Personal Care, which includes personal care products focused on providing consumers with cleaner and gentler ingredients, such as JASON®, Avalon Organics®, and Alba Botanica® brands.

•	Tea, which includes tea products marketed under the Celestial Seasonings® brand.

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

Results of Operations

Comparison of Three Months Ended December 31, 2016 to Three Months Ended December 31, 2015

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2016 and 2015 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2016		December 31, 2015		Dollars	Percentage
Net sales	$739,999	100.0%	$743,437	100.0%	$(3,438)	(0.5)%
Cost of sales	601,606	81.3%	577,176	77.6%	24,430	4.2%
Gross profit	138,393	18.7%	166,261	22.4%	(27,868)	(16.8)%
Selling, general and administrative expenses	85,187	11.5%	68,981	9.3%	16,206	23.5%
Amortization of acquired intangibles	4,693	0.6%	4,704	0.6%	(11)	(0.2)%
Acquisition related expenses, restructuring and integration charges and other	108	—	2,498	0.3%	(2,390)	(95.7)%
Accounting review costs	7,005	0.9%	—	—	7,005	n/a
Operating income	41,400	5.6%	90,078	12.1%	(48,678)	(54.0)%
Interest and other financing expense, net	5,097	0.7%	6,300	0.8%	(1,203)	(19.1)%
Other (income)/expense, net	(1,353)	(0.2)%	3,065	0.4%	(4,418)	(144.1)%
Income before income taxes and equity in net (income) loss of equity-method investees	37,656	5.1%	80,713	10.9%	(43,057)	(53.3)%
Provision for income taxes	10,509	1.4%	22,602	3.0%	(12,093)	(53.5)%
Equity in net (income) loss of equity-method investees	(38)	—	31	—	(69)	(222.6)%
Net income	$27,185	3.7%	$58,080	7.8%	$(30,895)	(53.2)%

Adjusted EBITDA	$69,498	9.4%	$112,818	15.2%	$(43,320)	(38.4)%

Net Sales

Net sales for the three months ended December 31, 2016 were $740.0 million, a decrease of $3.4 million, or 0.5%, from net sales of $743.4 million for the three months ended December 31, 2015. Foreign currency exchange rates decreased net sales by $36.7 million as compared to the prior year quarter. On a constant currency basis, net sales increased 4.5% from the prior year quarter. The sales increase primarily resulted from our acquisition of Orchard House in December 2015, which accounted for approximately $33.7 million in the current quarter as compared to $2.1 million in the prior year quarter, offset in part by a realignment of customer inventories and stock-keeping unit (“SKU”) rationalizations in our United States segment, increased trade spend and competitive pricing actions taken in all segments.

Gross Profit

Gross profit for the three months ended December 31, 2016 was $138.4 million, a decrease of $27.9 million, or 16.8%, as compared to the prior year quarter. Foreign currency exchange rates decreased gross profit by $6.9 million as compared to the prior year quarter. Gross profit margin was 18.7% of sales, down 370 basis points from the prior year quarter. Gross profit margin was unfavorably impacted by price adjustments and customer sales mix in the United States, margin dilution from the acquisition of Orchard House, increased production costs in the United Kingdom, increased costs of purchases in non-functional currencies, and increased start-up costs in connection with our new FreeBird manufacturing facility at HPPC. Additionally, the prior year quarter was impacted by a supply shortage within poultry farms in the Midwest, which favorably impacted sales volume and pricing at HPPC. The decrease in gross profit was offset in part by increased sales and operating efficiencies at our plant-based manufacturing facilities in Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $85.2 million, an increase of $16.2 million, or 23.5%, for the three months ended December 31, 2016 from $69.0 million for the prior year quarter. Selling, general and administrative expenses were impacted by incremental costs associated with the closure of our Luton manufacturing site in the United Kingdom and incremental marketing and advertising spend within our United States segment. Selling, general and administrative expenses were impacted in the prior year quarter by reduced incentive compensation and other benefit cost savings, offset in part by the impact of foreign exchange rates compared to the prior year quarter. Selling, general and administrative expenses as a percentage of net sales was 11.5% for the three months ended December 31, 2016 and 9.3% in the prior year quarter, an increase of 220 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $4.7 million for the three months ended December 31, 2016 and 2015. See Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges and Other

Acquisition related expenses, restructuring and integration charges and other were $0.1 million and $2.5 million for the three months ended December 31, 2016 and 2015, respectively. Acquisition related expenses, restructuring and integration charges and other for the three months ended December 31, 2015 primarily related to stamp duty and professional fees associated with the Orchard House acquisition and, to a lesser extent, costs in Europe related to planned integration activities for the Mona acquisition.

Accounting Review Costs

Accounting review costs were $7.0 million for the three months ended December 31, 2016, which related to professional fees associated with our internal accounting review. See Explanatory Note on page 2 of this Form 10-Q and Note 3, Correction of Immaterial Errors to Prior Period Financial Statements, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for details.

Operating Income

Operating income for the three months ended December 31, 2016 was $41.4 million, a decrease of $48.7 million, or 54.0%, from $90.1 million in the three months ended December 31, 2015. Operating income as a percentage of net sales was 5.6% in the second quarter of fiscal 2016 compared with 12.1% in the prior year quarter. The decrease in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $5.1 million for the three months ended December 31, 2016, a decrease of $1.2 million, or 19.1%, from $6.3 million in the prior year. The decrease in interest and other financing expense, net resulted primarily from the conversion of our $150.0 million senior notes to our revolving credit facility in the fourth quarter of fiscal 2016. See Note 9, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (Income)/Expense, net

Other (income)/expense, net totaled $1.4 million of income for the three months ended December 31, 2016, an increase of $4.4 million, or 144.1% from $3.1 million of expense in the prior year quarter. Included in other (income)/expense, net are net unrealized foreign currency losses, which were lower in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany loans.

Income Before Income Taxes and Equity in Net (Income) Loss of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended December 31, 2016 and 2015 was $37.7 million and $80.7 million, respectively. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes and was $10.5 million in the three months ended December 31, 2016 compared to $22.6 million in the prior year quarter.

Our effective income tax rate from continuing operations was 27.9% and 28.0% of pre-tax income for the three months ended December 31, 2016 and 2015, respectively. The effective income tax rate for the three months ended December 31, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $2.1 million, which favorably impacted the effective tax rate. The effective income tax rate for the three months ended December 31, 2015 was also favorably impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the second quarter of fiscal 2016. This reduction in the statutory tax rate resulted in a $4.4 million decrease to the carrying value of the net deferred tax liabilities, which favorably impacted the effective tax rate, partially offset by an unfavorable $1.2 million settlement of a tax claim in the United Kingdom relating to a prior acquisition.

Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net (Income) Loss of Equity-Method Investees

Our equity in the net (income) loss from our equity-method investments for the three months ended December 31, 2016 and December 31, 2015 was essentially break-even. See Note 13, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the three months ended December 31, 2016 and 2015 was $27.2 million and $58.1 million, or $0.26 and $0.56 per diluted share, respectively. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $69.5 million and $112.8 million for the three months ended December 31, 2016 and 2015, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended December 31, 2016 and 2015:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/16	$298,127	$192,825	$152,979	$96,068	$—	$739,999
Three months ended 12/31/15	314,685	191,254	144,192	93,306	—	743,437
$ change	$(16,558)	$1,571	$8,787	$2,762	n/a	$(3,438)
% change	(5.3)%	0.8%	6.1%	3.0%	n/a	(0.5)%

Operating income (loss)
Three months ended 12/31/16	$42,552	$6,697	$3,541	$7,477	$(18,867)	$41,400
Three months ended 12/31/15	50,940	18,425	18,162	7,091	(4,540)	90,078
$ change	$(8,388)	$(11,728)	$(14,621)	$386	$(14,327)	$(48,678)
% change	(16.5)%	(63.7)%	(80.5)%	5.4%	315.6%	(54.0)%

Operating income margin
Three months ended 12/31/16	14.3%	3.5%	2.3%	7.8%	n/a	5.6%
Three months ended 12/31/15	16.2%	9.6%	12.6%	7.6%	n/a	12.1%

United States

Our net sales in the United States segment for the three months ended December 31, 2016 were $298.1 million, a decrease of $16.6 million, or 5.3%, from net sales of $314.7 million for the three months ended December 31, 2015. Foreign currency exchange rates decreased net sales by $4.3 million due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. The decrease in sales was primarily due to a realignment of customer inventories, the discontinuance of slow moving SKUs as part of a product rationalization initiative implemented at the beginning of fiscal 2017, and competitive pricing actions on certain products. Net sales in the prior year quarter benefited from certain concessions provided to our largest distributors, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the quarter. Operating income in the United States for the three months ended December 31, 2016 was $42.6 million, a decrease of $8.4 million from operating income of $50.9 million in the three months ended December 31, 2015. The decrease in operating income was the result of the aforementioned items discussed above as well as well as unfavorable customer sales mix and incremental trade and marketing spend.

United Kingdom

Our net sales in the United Kingdom segment for the three months ended December 31, 2016 were $192.8 million, an increase of $1.6 million, or 0.8%, from net sales of $191.3 million for the three months ended December 31, 2015. Foreign currency exchange rates decreased net sales by $31.8 million as compared to the prior year quarter. The sales increase was primarily driven by our recent acquisition of Orchard House in December 2015, which accounted for approximately $33.7 million of net sales in the current quarter as compared to $2.1 million in the prior year quarter. Additionally, net sales increased due to strong sales performance within the plant-based, private label and business-to-business categories, growth in our Tilda ready-to-heat and dry rice business due to increased marketing and promotional activity in the current quarter, partially offset by the sale of our own-label juice business at the end of the first quarter of fiscal 2017, which negatively impacted net sales in the current quarter. Operating income in the United Kingdom segment for the three months ended December 31, 2016 was $6.7 million, a decrease of $11.7 million, from $18.4 million in the three months ended December 31, 2015. The decrease in operating income is primarily due to increased raw materials costs as a result of price inflation, increased production costs caused by lower quality fruit due to unfavorable growing conditions and insufficient crop yields at Orchard House, as well as incremental costs associated with the closure of our Luton manufacturing site as we continue to further integrate our businesses within this segment.

Hain Pure Protein

Our net sales in the Hain Pure Protein segment for the three months ended December 31, 2016 were $153.0 million, an increase of $8.8 million, or 6.1%, from net sales of $144.2 million for the three months ended December 31, 2015. The increase was primarily due to the mix of products sold at HPPC, offset by supply disruptions and production constraints at our turkey manufacturing facility at HPPC due to expanding production lines and customer base. Additionally, net sales were impacted by production downtime at Empire due to the timing of the Jewish holidays and changes in selling prices for bulk product at Empire due to increased competition. The prior year quarter was affected by a supply shortage within poultry farms in the Midwest, for which HPPC was not affected, and which favorably impacted volume and pricing of turkey breast meat sales at HPPC and Empire. Operating income in the Hain Pure Protein segment for the three months ended December 31, 2016 was $3.5 million, a decrease of $14.6 million, from $18.2 million for the three months ended December 31, 2015. The decrease in operating income was primarily due to production inefficiencies and increased start-up costs and production in connection with our new FreeBird manufacturing facility.

Rest of World

Our net sales in the Rest of World segment were $96.1 million for the three months ended December 31, 2016, an increase of $2.8 million, or 3.0%, from net sales of $93.3 million, for the three months ended December 31, 2015. The increase was primarily the result of increased sales in Europe related to our plant-based, branded and private label beverage business as a result of our acquisition of Mona in the first quarter of fiscal 2016, as well as increased sales in Canada related to many of our products sold. This was partially offset by the discontinuance of certain unprofitable SKUs in the current year quarter in Canada and unfavorable Canadian Dollar and Euro exchange rates which negatively impacted net sales over the prior year quarter. Additionally, net sales were unfavorably impacted by a decrease in net sales from the prior year quarter related to Cultivate. Operating income in the Rest of World segment for the three months ended December 31, 2016 was $7.5 million, an increase of $0.4 million, from $7.1 million for the three months ended December 31, 2015. The increase in operating income was primarily due to the aforementioned items above, as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe, offset by a decline in operating income related to Cultivate.

Corporate and Other

The Corporate and Other category consists of expenses related to the Company’s centralized administrative function, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, accounting review costs and acquisition related expenses, restructuring and integration charges and other are included in Corporate and Other and were $7.1 million and $2.5 million for the three months ended December 31, 2016 and 2015, respectively.

Refer to Note 16, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Results of Operations

Comparison of Six Months Ended December 31, 2016 to Six Months Ended December 31, 2015

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2016 and 2015 (amounts in thousands, other than percentages which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2016		December 31, 2015		Dollars	Percentage
Net sales	$1,421,463	100.0%	$1,411,164	100.0%	$10,299	0.7%
Cost of sales	1,173,203	82.5%	1,107,022	78.4%	66,181	6.0%
Gross profit	248,260	17.5%	304,142	21.6%	(55,882)	(18.4)%
Selling, general and administrative expenses	170,154	12.0%	144,531	10.2%	25,623	17.7%
Amortization of acquired intangibles	9,421	0.7%	9,343	0.7%	78	0.8%
Acquisition related expenses, restructuring and integration charges and other	568	—	5,918	0.4%	(5,350)	(90.4)%
Accounting review costs	12,966	0.9%	—	—	12,966	n/a
Operating income	55,151	3.9%	144,350	10.2%	(89,199)	(61.8)%
Interest and other financing expense, net	10,178	0.7%	12,767	0.9%	(2,589)	(20.3)%
Other (income)/expense, net	(1,865)	(0.1)%	8,466	0.6%	(10,331)	(122.0)%
Income before income taxes and equity in net (income) of equity-method investees	46,838	3.3%	123,117	8.7%	(76,279)	(62.0)%
Provision for income taxes	11,271	0.8%	35,932	2.5%	(24,661)	(68.6)%
Equity in net (income) of equity-method investees	(222)	—	(53)	—	(169)	318.9%
Net income	$35,789	2.5%	$87,238	6.2%	$(51,449)	(59.0)%

Adjusted EBITDA	$115,116	8.1%	$189,684	13.4%	$(74,568)	(39.3)%

Net Sales

Net sales for the six months ended December 31, 2016 were $1.42 billion, an increase of $10.3 million, or 0.7%, from net sales of $1.41 billion for the six months ended December 31, 2015. Foreign currency exchange rates decreased net sales by $66.2 million as compared to the prior year period. On a constant currency basis, net sales increased 5.4% from the prior year period. The increase in net sales on a constant currency basis resulted primarily from the acquisition of Orchard House in December 2015, which accounted for approximately $79.7 million of net sales in the six months ended December 31, 2016, as compared to $2.1 million in the prior year period, offset in part by a realignment of customer inventories and SKU rationalizations in our United States segment, as well as increased trade spend and competitive pricing actions taken in all segments.

Gross Profit

Gross profit for the six months ended December 31, 2016 was $248.3 million, a decrease of $55.9 million, or 18.4%, as compared to the prior year period. Foreign currency exchange rates decreased gross profit by $12.3 million as compared to the prior year period. Gross profit margin was 17.5%, a decrease of 410 basis points from the prior year period. Gross profit was unfavorably impacted by price adjustments and customer sales mix in the United States, margin dilution from the acquisition of Orchard House, increased production costs in the United Kingdom, increased costs of purchases in non-functional currencies, and increased start-up costs in connection with our new FreeBird manufacturing facility at HPPC. Additionally, the prior year quarter was impacted by a supply shortage within poultry farms in the Midwest, which favorably impacted sales volume and pricing at HPPC. The decrease in gross profit was offset in part by increased sales and operating efficiencies at our plant-based manufacturing facilities in Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $170.2 million, an increase of $25.6 million, or 17.7%, for the six months ended December 31, 2016 from $144.5 million in the same period of the prior year. Selling, general and administrative expenses increased due to our acquisition of Orchard House, which was acquired at the end of the second quarter of the prior fiscal year, incremental costs associated with the closure of our Luton manufacturing site in the United Kingdom, and additional marketing and advertising spend within our United States and United Kingdom segments. Selling, general and administrative expenses were impacted in the prior year as a result of reduced incentive compensation and other benefit cost savings, offset in part by the impact of foreign exchange rates. Selling, general and administrative expenses as a percentage of net sales was 12.0% in the six months ended December 31, 2016 and 10.2% in the prior year period, an increase of 180 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $9.4 million, an increase of $0.1 million, for the six months ended December 31, 2016 from $9.3 million in the prior year period. The increase was primarily due to the intangibles acquired as a result of the Company’s acquisition of Orchard House at the end of the second quarter of fiscal 2016, partially offset by favorable foreign currency translation. See Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges and Other

Acquisition related expenses, restructuring and integration charges and other were $0.6 million for the six months ended December 31, 2016, which primarily related to professional fees associated with the Orchard House acquisition.

Acquisition related expenses, restructuring and integration charges and other were $5.9 million for the six months ended December 31, 2015, which primarily related to stamp duty and professional fees associated with the Orchard House and Mona acquisitions, and to a lesser extent, severance costs for a recent internal restructuring.

Accounting Review Costs

Accounting review costs were $13.0 million in the six months ended December 31, 2016, which related to professional fees associated with our internal accounting review. See Explanatory Note on page 2 of this Form 10-Q and Note 3, Correction of Immaterial Errors to Prior Period Financial Statements, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details.

Operating Income

Operating income for the six months ended December 31, 2016 was $55.2 million, a decrease of $89.2 million, or 61.8%, from $144.4 million for the six months ended December 31, 2015. Foreign exchange rates negatively impacted operating income by $5.5 million as compared to the prior period. Operating income as a percentage of net sales was 3.9% for the six months ended December 31, 2016 compared with 10.2% for the comparable period of fiscal 2015. The decrease in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $10.2 million for the six months ended December 31, 2016, a decrease of $2.6 million, or 20.3%, from $12.8 million in the prior year. The decrease in interest and other financing expense, net resulted primarily from the conversation of our $150.0 million senior notes to our revolving credit facility in the fourth quarter of fiscal 2016. See Note 9, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (income)/expense, net

Other (Income)/Expense, net totaled $1.9 million of income for the six months ended December 31, 2016, an increase of $10.3 million, or 122.0% from $8.5 million of expense in the prior year period. Included in other (income)/expense, net are net unrealized foreign currency losses, which were lower in the current year period than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany loans.

Income Before Income Taxes and Equity in Net (Income) of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the six months ended December 31, 2016 and 2015 was $46.8 million and $123.1 million, respectively. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes and was $11.3 million for the six months ended December 31, 2016 compared to $35.9 million for the prior year period.

Our effective income tax rate from continuing operations was 24.1% and 29.2% of pre-tax income for the six months ended December 31, 2016 and 2015, respectively. The effective tax rate for the six months ended December 31, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $2.1 million, which favorably impacted the effective tax rate. The effective income tax rate for the six months ended December 31, 2015 was also favorably impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the second quarter of fiscal 2016. This reduction in the statutory tax rate resulted in a $4.4 million decrease to the carrying value of net deferred tax liabilities, which favorably impacted the effective tax rate, partially offset by an unfavorable $1.2 million settlement of a tax claim in the United Kingdom relating to a prior acquisition.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net (Income) of Equity-Method Investees

Our equity in the net income from our equity-method investments for the six months ended December 31, 2016 was $0.2 million compared to $0.1 million for the six months ended December 31, 2015. See Note 13, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the six months ended December 31, 2016 and 2015 was $35.8 million and $87.2 million, or $0.34 and $0.84 per diluted share, respectively. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $115.1 million and $189.7 million for the six months ended December 31, 2016 and 2015, respectively, as a result of the factors discussed above. See Reconciliation of Non- U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the six months ended December 31, 2016 and 2015:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/16	$573,734	$391,601	$269,648	$186,480	$—	$1,421,463
Six months ended 12/31/15	617,316	352,109	267,247	174,492	—	1,411,164
$ change	$(43,582)	$39,492	$2,401	$11,988	n/a	$10,299
% change	(7.1)%	11.2%	0.9%	6.9%	n/a	0.7%

Operating income (loss)
Six months ended 12/31/16	$64,615	$11,247	$2,523	$12,532	$(35,766)	$55,151
Six months ended 12/31/15	92,447	28,267	28,651	9,514	(14,529)	144,350
$ change	$(27,832)	$(17,020)	$(26,128)	$3,018	$(21,237)	$(89,199)
% change	(30.1)%	(60.2)%	(91.2)%	31.7%	146.2%	(61.8)%

Operating income margin
Six months ended 12/31/16	11.3%	2.9%	0.9%	6.7%	n/a	3.9%
Six months ended 12/31/15	15.0%	8.0%	10.7%	5.5%	n/a	10.2%

United States

Our net sales in the United States segment for the six months ended December 31, 2016 were $573.7 million, a decrease of $43.6 million, or 7.1%, from net sales of $617.3 million for the six months ended December 31, 2015. Foreign currency exchange rates decreased net sales by $8.1 million when compared to the prior year period due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. The sales decrease was primarily due to a realignment of customer inventories, the discontinuance certain unprofitable SKUs as part of a product rationalization initiative implemented at the beginning of fiscal 2017 negatively impacted net sales, and competitive pricing actions on certain products. Net sales in the prior year period benefited from certain concessions provided to our largest distributors, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the period. Operating income in the United States segment for the six months ended December 31, 2016 was $64.6 million, a decrease of $27.8 million from operating income of $92.4 million for the six months ended December 31, 2015. The decrease in operating income was principally the result of the aforementioned items discussed above, as well as unfavorable customer sales mix and incremental trade and marketing spend in the current year period as compared to the prior year period.

United Kingdom

Our net sales in the United Kingdom segment in the six months ended December 31, 2016 were $391.6 million, an increase of $39.5 million, or 11.2%, from net sales of $352.1 million in the six months ended December 31, 2015. Foreign currency exchange rates decreased net sales by $57.7 million as compared to the prior year period. The sales increase was primarily driven by our recent acquisition of Orchard House in December 2015, which accounted for approximately $79.7 million of net sales in the current period as compared to $2.1 million in the prior year period. Additionally, net sales increased due to new business in fruit at certain of our customers and strong sales performance within the plant-based branded and private label categories, partially offset by the sale of our own-label juice business in the first quarter of fiscal 2017. Operating income in the United Kingdom segment for the six months ended December 31, 2016 was $11.2 million, a decrease of $17.0 million, from $28.3 million for the six months ended December 31, 2015. The decrease in operating income was primarily due to the adverse impact of foreign currency on certain raw materials costs, increased production costs caused by lower quality fruit due to unfavorable growing conditions and insufficient crop yields at Orchard House, as well as of incremental costs associated with the closure of our Luton manufacturing site as we continue to further integrate our businesses within this segment.

Hain Pure Protein

Our net sales in the Hain Pure Protein segment for the six months ended December 31, 2016 were $269.6 million, an increase of $2.4 million, or 0.9%, from net sales of $267.2 million for the six months ended December 31, 2015. The increase was primarily due to the mix of products sold at HPPC, offset by supply disruptions and manufacturing constraints at our turkey manufacturing facility at HPPC. Additionally, net sales were impacted by production downtime at Empire due to the timing of the Jewish holidays and changes in selling prices for bulk product at Empire due to increased competition. The prior year period was favorably impacted by the one-time impact of a supply shortage within poultry farms in the Midwest, for which HPPC was not affected, which favorably impacted volume and pricing of turkey breast meat sales in the prior year period at HPPC and Empire. Operating income in the segment for the six months ended December 31, 2016 was $2.5 million, a decrease of $26.1 million, from $28.7 million for the six months ended December 31, 2015. The decrease in operating income was primarily due to production inefficiencies and increased start-up costs and production in connection with our new FreeBird manufacturing facility.

Rest of World

Our net sales in the Rest of World segment were $186.5 million for the six months ended December 31, 2016, an increase of $12.0 million, or 6.9%, from net sales of $174.5 million for the six months ended December 31, 2015. The increase was primarily the result of increased sales in Europe related to our plant-based, private label beverage business as a result of our acquisition of Mona in the first quarter of fiscal 2016, strong growth across many of our European brands, as well as increased sales in Canada related to many of our products sold. This was partially offset by the discontinuance of certain unprofitable stock-keeping units in Canada and unfavorable Canadian Dollar and Euro exchange rates which negatively impacted net sales over the prior year period. Additionally, net sales were unfavorably impacted by a decrease in net sales from the prior year period related to Cultivate. Operating income in the Rest of World segment for the six months ended December 31, 2016 was $12.5 million, an increase of $3.0 million, from $9.5 million for the six months ended December 31, 2015. Operating income increased primarily due to the aforementioned items above, as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe, offset by a decline in operating income related to Cultivate.

Corporate and Other

The Corporate and Other category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, accounting review costs and acquisition related expenses, restructuring and integration charges and other are included in Corporate and Other which were $13.5 million and $4.6 million for the six months ended December 31, 2016 and 2015, respectively. Refer to Note 16, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our credit agreement.

Our cash and cash equivalents balance was $157.1 million at December 31, 2016, an increase of $29.2 million when compared to a balance of $127.9 million at June 30, 2016. Our working capital was $531.0 million at December 31, 2016, a decrease of $12.2 million from $543.2 million at the end of fiscal 2016.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, United Kingdom, Canada, Europe and India. It is the Company’s current intent to indefinitely reinvest its foreign earnings outside the United States. As of December 31, 2016, approximately 54% ($84.2 million) of our total cash balance was held outside of the United States. Although a significant portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2016, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,		Change in
(amounts in thousands)	2016	2015	Dollars	Percentage
Cash flows provided by (used in):
Operating activities	$112,813	$99,644	$13,169	13.2%
Investing activities	(22,306)	(198,238)	175,932	(88.7)%
Financing activities	(55,308)	114,331	(169,639)	(148.4)%
Effect of exchange rate changes on cash	(6,000)	(5,559)	(441)	7.9%
Net increase in cash	$29,199	$10,178	$19,021	186.9%

Cash provided by operating activities was $112.8 million for the six months ended December 31, 2016, an increase of $13.2 million from the $99.6 million of cash provided by operating activities in the six months ended December 31, 2015. This increase resulted primarily from $71.9 million of less cash used within working capital accounts, partially offset by a decrease of $58.7 million in net income, adjusted for non-cash charges.

Cash used in investing activities was $22.3 million for the six months ended December 31, 2016, a decrease of $175.9 million from the $198.2 million of cash used in investing activities for the six months ended December 31, 2015. The decrease resulted primarily from $157.1 million of payments for the acquisitions of Mona and Orchard House, net of cash acquired and working capital settlements, as well as our investment in Chop’t, all of which occurred during the first half of fiscal 2016. There were no acquisitions completed during the first half of fiscal 2017. Additionally, there was a decrease of $12.5 million in capital expenditures during the first half of fiscal 2017 when compared to the same period of fiscal 2016. This decrease related to the purchase of a new factory location and production equipment at HPPC in the first half of fiscal 2016. There were no similar purchases made during the first half of fiscal 2017.

Cash used in financing activities was $55.3 million for the six months ended December 31, 2016, a decrease of $169.6 million from the $114.3 million of net cash provided by financing activities for the six months ended December 31, 2015. This decrease resulted primarily from net repayments on our revolving credit facility and other debt of $48.2 million during the first six months of December 31, 2016 compared to net new borrowings under our Credit Agreement and other debt of $122.7 million during the same period of 2015. The borrowings during the six months ended December 31, 2015 were primarily used to fund the acquisitions of Orchard House and Mona. This $170.9 million decrease in net new borrowings was partially offset by $1.3 million of increased excess tax benefits on stock-based compensation in the first six months December 2016 when compared to the same period of the prior year.

Operating Free Cash Flow

Our operating free cash flow was $84.1 million for the six months ended December 31, 2016, an increase of $25.6 million from the six months ended December 31, 2015. This increase resulted primarily from $71.9 million of less cash used within working capital accounts, partially offset by a decrease of $58.7 million in net income adjusted for the impact of non-cash charges. We expect that our capital spending for the current fiscal year will be approximately $70 million. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to Operating free cash flow.

Credit Agreement

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1.0 billion revolving credit facility which may be increased by an additional uncommitted $350.0 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes. As of December 31, 2016 and June 30, 2016, there were $783.9 million and $827.9 million of borrowings outstanding, respectively, under the Credit Agreement.

The Credit Agreement is guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement to comply with financial and other customary affirmative and negative covenants for facilities of this nature. As of December 31, 2016 and June 30, 2016, the Company was deemed to be in compliance with all associated covenants due to certain limited waivers and extensions received by the Company in connection with its obligation to deliver financial information.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are secured by the current assets of Tilda, typically have six-month terms, and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at December 31, 2016).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12.5 million. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.1% (weighted average interest rate of approximately 1.1% at December 31, 2016).

We believe that our cash on hand of $157.1 million at December 31, 2016, as well as projected cash flows from operations and availability under our Credit Agreement, are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2017 capital expenditures of approximately $70 million, and the other expected cash requirements for at least the next twelve months.

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

A reconciliation between reported and constant currency sales growth is as follows:

(amounts in thousands)	Three Months Ended December 31, 2016		Six Months Ended December 31, 2016
Change in consolidated net sales	$(3,438)	(0.5)%	$10,299	0.7%
Impact of foreign currency exchange	36,709	5.0%	66,243	4.7%
Change in consolidated net sales on a constant-currency basis	$33,271	4.5%	$76,542	5.4%

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
A reconciliation of net income to Adjusted EBITDA is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands)	2016	2015	2016	2015
Net income	$27,185	$58,080	$35,789	$87,238
Income taxes	10,509	22,602	11,271	35,932
Interest expense, net	4,426	5,416	8,780	11,132
Depreciation and amortization	16,948	16,047	34,168	31,790
Equity in earnings of equity-method investees	(38)	31	(222)	(53)
Stock-based compensation	2,531	4,023	5,235	7,229
Unrealized foreign currency gains and losses	(1,984)	2,764	(3,277)	7,227
EBITDA	59,577	108,963	91,744	180,495

Acquisition related fees and expenses, integration and restructuring charges, and other	108	2,498	1,516	6,433
HPPC production interruption related to chiller breakdown and factory start- up costs	—	1,057	—	1,057
Inventory costs for products discontinued or with redesigned packaging	160	—	5,359	—
UK deferred synergies due to CMA Board decision	447	—	918	—
US warehouse consolidation project	—	—	—	426
UK factory start-up costs	—	—	—	743
Celestial Seasonings marketing support related to new packaging launch and Keurig transition	—	300	—	300
Accounting review costs	7,005	—	12,966	—
Recall and other related costs	397	—	809	—
Tilda fire insurance recovery costs and other start-up/integration costs	—	—	—	230
Luton closure costs	1,804	—	1,804	—
Adjusted EBITDA	$69,498	$112,818	$115,116	$189,684

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

A reconciliation from Cash flow provided by operating activities to operating free cash flow is as follows:

	Six Months Ended December 31,
(amounts in thousands)	2016	2015
Cash flow provided by operating activities	$112,813	$99,644
Purchase of property, plant and equipment	(28,725)	(41,177)
Operating free cash flow	$84,088	$58,467

Off Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three and six months ended December 31, 2016 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 4.        Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were not effective as of December 31, 2016 due to material weaknesses in internal control over financial reporting discussed below.

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al., (the “Flora Complaint”); (2) Lynn v. the Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  The Securities Complaints allege that the Company and certain of its officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results. The Securities Complaints were brought on behalf of all persons who purchased or otherwise acquired Hain securities between November 5, 2015 and August 15, 2016.  On October 17, 2016, six potential plaintiffs and their respective law firms moved to serve as lead plaintiff and counsel.  On June 5, 2017, the Court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation, and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
October 1, 2016 - October 31, 2016	22,377	$36.01	—	—
November 1, 2016 - November 30, 2016	166,698	38.81	—	—
December 1, 2016 - December 31, 2016	26,391	39.48	—	—
Total	215,466	$38.60	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

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

10.1
Second Limited Waiver and Extension, dated December 16, 2016, to the Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited, as Global Swingline Lender, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2016).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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