Form 10-Q
period 2017-03-31
HAIN CELESTIAL GROUP INC
filed 2017-06-22
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2016 (the “Q1 Form 10-Q”), December 31, 2016 (the “Q2 Form 10-Q”) and March 31, 2017 (the “Form 10-Q”). During the fourth quarter of fiscal 2016, the Company identified the practice of granting additional concessions to certain distributors in the United States and commenced an internal accounting review in order to (i) determine whether the revenue associated with those concessions was accounted for in the correct period and (ii) evaluate the Company’s internal control over financial reporting. The Audit Committee of the Company’s Board of Directors separately conducted an independent review of these matters and retained independent counsel to assist in their review. We delayed the filing of this Form 10-Q and our Form 10-K, Q1 Form 10-Q and Q2 Form 10-Q with the Securities and Exchange Commission (the “SEC”) in order to complete these reviews.

Completion of Reviews. On November 16, 2016, the Company announced the completion of the independent review conducted by the Audit Committee, which found no evidence of intentional wrongdoing in connection with the preparation of the Company’s financial statements. The Company also disclosed that it would not be in a position to release financial results until the completion of its internal accounting review and the audit process. We are now filing this Form 10-Q as a result of the completion of the aforementioned reviews. Concurrent with the filing of this Form 10-Q, we are also filing our Form 10-K, Q1 Form 10-Q and Q2 Form 10-Q (collectively, our “Periodic Reports”). The Periodic Reports incorporate the findings from the aforementioned reviews, and address the remediation of the immaterial errors and identified material weaknesses in our internal control over financial reporting that existed at June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017. These material weaknesses, as well as the Company’s remediation of such material weaknesses, are discussed further under “Part I, Item 4. Controls and Procedures” of this Form 10-Q.

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

Except as specifically set forth herein, the information contained in this Form 10-Q is presented as of March 31, 2017 and the period then ended, and these financial results do not reflect events or results of operations that have occurred subsequent to March 31, 2017.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 AND JUNE 30, 2016
(In thousands, except par values)

	March 31,	June 30,
	2017	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$162,642	$127,926
Accounts receivable, less allowance for doubtful accounts of $1,721 and $936, respectively	241,738	278,933
Inventories	435,651	408,564
Prepaid expenses and other current assets	65,017	84,811
Total current assets	905,048	900,234
Property, plant and equipment, net	377,190	389,841
Goodwill	1,032,583	1,060,336
Trademarks and other intangible assets, net	567,425	604,787
Investments and joint ventures	18,976	20,244
Other assets	32,361	32,638
Total assets	$2,933,583	$3,008,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,188	$251,712
Accrued expenses and other current liabilities	101,027	78,803
Current portion of long-term debt	8,457	26,513
Total current liabilities	346,672	357,028
Long-term debt, less current portion	780,868	836,171
Deferred income taxes	123,954	131,507
Other noncurrent liabilities	16,566	18,860
Total liabilities	1,268,060	1,343,566
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized: 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized: 150,000 shares; issued: 107,969 and 107,479 shares, respectively; outstanding: 103,690 and 103,461 shares, respectively	1,080	1,075
Additional paid-in capital	1,135,788	1,123,206
Retained earnings	868,509	801,392
Accumulated other comprehensive loss	(240,871)	(172,111)
	1,764,506	1,753,562
Less: Treasury stock, at cost: 4,279 and 4,018 shares, respectively	(98,983)	(89,048)
Total stockholders’ equity	1,665,523	1,664,514
Total liabilities and stockholders’ equity	$2,933,583	$3,008,080
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net sales	$706,563	$736,663	$2,128,026	$2,147,827
Cost of sales	563,170	576,755	1,736,373	1,683,777
Gross profit	143,393	159,908	391,653	464,050
Selling, general and administrative expenses	82,576	78,890	252,730	223,421
Amortization of acquired intangibles	4,543	4,553	13,964	13,896
Acquisition related expenses, restructuring and integration charges and other	2,083	5,317	2,652	11,235
Accounting review costs	7,124	—	20,089	—
Operating income	47,067	71,148	102,218	215,498
Interest and other financing expense, net	5,439	6,920	15,617	19,687
Other (income)/expense, net	2,072	378	207	8,844
Gain on fire insurance recovery	—	(9,013)	—	(9,013)
Income before income taxes and equity in net (income) loss of equity-method investees	39,556	72,863	86,394	195,980
Provision for income taxes	8,051	23,914	19,322	59,846
Equity in net (income) loss of equity-method investees	177	161	(45)	108
Net income	$31,328	$48,788	$67,117	$136,026

Net income per common share:
Basic	$0.30	$0.47	$0.65	$1.32
Diluted	$0.30	$0.47	$0.64	$1.31

Weighted average common shares outstanding:
Basic	103,687	103,265	103,584	103,030
Diluted	104,246	104,087	104,232	104,168
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands)

	Three Months Ended
	March 31, 2017			March 31, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$31,328			$48,788

Other comprehensive income (loss):
Foreign currency translation adjustments	$14,630	$—	14,630	$(20,103)	$—	(20,103)
Change in deferred gains (losses) on cash flow hedging instruments	(21)	4	(17)	(1,610)	401	(1,209)
Change in unrealized gain on available for sale investment	83	(33)	50	33	(13)	20
Total other comprehensive income (loss)	$14,692	$(29)	$14,663	$(21,680)	$388	$(21,292)

Total comprehensive income (loss)			$45,991			$27,496

	Nine Months Ended
	March 31, 2017			March 31, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$67,117			$136,026

Other comprehensive income (loss):
Foreign currency translation adjustments	$(68,329)	$—	(68,329)	$(85,690)	$—	(85,690)
Change in deferred gains (losses) on cash flow hedging instruments	(464)	42	(422)	(288)	124	(164)
Change in unrealized gain on available for sale investment	(6)	(3)	(9)	(183)	71	(112)
Total other comprehensive income (loss)	$(68,799)	$39	$(68,760)	$(86,161)	$195	$(85,966)

Total comprehensive income (loss)			$(1,643)			$50,060

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2017
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2016	107,479	$1,075	$1,123,206	$801,392	4,018	$(89,048)	$(172,111)	$1,664,514
Net income				67,117				67,117
Other comprehensive income (loss)							(68,760)	(68,760)
Issuance of common stock pursuant to stock based compensation plans	490	5	1,994		2	(1,999)		—
Stock-based compensation income tax effects			3,069					3,069
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					259	(7,936)		(7,936)
Stock-based compensation expense			7,519					7,519
Balance at March 31, 2017	107,969	1,080	1,135,788	868,509	4,279	(98,983)	(240,871)	1,665,523
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,117	$136,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,300	48,099
Deferred income taxes	(6,543)	(9,532)
Equity in net income of equity-method investees	(45)	108
Stock based compensation	7,519	10,005
Contingent consideration expense	—	1,511
Gain on fire recovery and other, net	—	(8,401)
Other non-cash items including unrealized foreign currency (gains) losses, net	(363)	7,403
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	25,721	(30,461)
Inventories	(35,194)	(10,776)
Other current assets	20,356	22,041
Other assets and liabilities	(1,801)	1,111
Accounts payable and accrued expenses	19,885	(35,280)
Net cash provided by operating activities	147,952	131,854

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired and working capital settlements	—	(157,061)
Purchases of property and equipment	(44,064)	(58,022)
Proceeds from sale of business	5,419	—
Other	1,000	—
Net cash used in investing activities	(37,645)	(215,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	22,000	173,904
Repayments under bank revolving credit facility	(67,500)	(110,053)
Borrowings (repayments) of other debt, net	(18,145)	(2,378)
Excess tax benefits from stock-based compensation	3,338	11,308
Acquisition related contingent consideration	(2,498)	—
Shares withheld for payment of employee payroll taxes	(7,936)	(25,158)
Net cash (used in) provided by financing activities	(70,741)	47,623

Effect of exchange rate changes on cash	(4,850)	(5,926)

Net increase (decrease) in cash and cash equivalents	34,716	(41,532)
Cash and cash equivalents at beginning of period	127,926	166,922
Cash and cash equivalents at end of period	$162,642	$125,390
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

2.    BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2016 are derived from the Company’s audited annual financial statements. The consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. Please refer to the notes to the Consolidated Financial Statements as of June 30, 2016 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for information not included in these condensed notes.

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

Based on an analysis of Accounting Standards Codification (“ASC”) 250 - “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 - “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that these errors were immaterial to the previously-issued financial statements; however, a cumulative correction of these errors would have had a material impact on the financial results for the three and twelve months ended June 30, 2016. Accordingly, we have revised our presentation of certain amounts in the consolidated financial statements for the three and nine months ended March 31, 2016 to reflect such corrections as if they had been recorded in the appropriate fiscal period.

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

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
Net sales	$749,862	$(13,199)	$736,663
Cost of sales	576,653	102	576,755
Gross profit	173,209	(13,301)	159,908
Selling, general and administrative expenses	93,915	(15,025)	78,890
Amortization of acquired intangibles	4,586	(33)	4,553
Acquisition related expenses, restructuring and integration charges and other	5,701	(384)	5,317
Operating income	69,007	2,141	71,148
Interest and other financing expense, net	6,920	—	6,920
Other (income)/expense, net	378	—	378
Gain on fire insurance recovery	(9,013)		(9,013)
Income before income taxes and equity in earnings of equity- method investees	70,722	2,141	72,863
Provision for income taxes	21,576	2,338	23,914
Equity in net income of equity-method investees	161	—	161
Net income	$48,985	$(197)	$48,788

Net income per common share:
Basic	$0.47	$—	$0.47
Diluted	$0.47	$—	$0.47

Weighted average common shares outstanding:
Basic	103,265	103,265	103,265
Diluted	104,087	104,087	104,087

* Net income per common share may not add in certain periods due to rounding

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)

	Nine Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
Net sales	$2,189,639	$(41,812)	$2,147,827
Cost of sales	1,686,820	(3,043)	1,683,777
Gross profit	502,819	(38,769)	464,050
Selling, general and administrative expenses	262,776	(39,355)	223,421
Amortization/impairment of acquired intangibles	13,994	(98)	13,896
Acquisition related expenses, restructuring and integration charges and other	11,852	(617)	11,235
Operating income	214,197	1,301	215,498
Interest and other financing expense, net	19,760	(73)	19,687
Other (income)/expense, net	8,771	73	8,844
Gain on fire insurance recovery	(9,013)	—	(9,013)
Income before income taxes and equity in earnings of equity- method investees	194,679	1,301	195,980
Provision for income taxes	57,337	2,509	59,846
Equity in net income of equity-method investees	108	—	108
Net income	137,234	(1,208)	136,026

Net income per common share:
Basic	$1.33	$(0.01)	$1.32
Diluted	$1.32	$(0.01)	$1.31

Weighted average common shares outstanding:
Basic	103,030	103,030	103,030
Diluted	104,168	104,168	104,168

* Net income per common share may not add in certain periods due to rounding

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31, 2016			Nine Months Ended March 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Net income	$48,985	$(197)	$48,788	$137,234	$(1,208)	$136,026

Other comprehensive income (loss):
Foreign currency translation adjustments	$(20,296)	$193	(20,103)	$(86,380)	690	(85,690)
Change in deferred gains (losses) on cash flow hedging instruments	(1,209)	—	(1,209)	(164)	—	(164)
Change in unrealized gain (loss) on available for sale investment	20	—	20	(112)	—	(112)
Total other comprehensive income (loss)	$(21,485)	$193	$(21,292)	$(86,656)	$690	$(85,966)

Total comprehensive income	$27,500	$(4)	$27,496	$50,578	$(518)	$50,060

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,234	$(1,208)	$136,026
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,494	605	48,099
Deferred income taxes	(9,377)	(155)	(9,532)
Equity in net income of equity-method investees	108	—	108
Stock-based compensation	10,005	—	10,005
Contingent consideration expense	1,511	—	1,511
Gain on fire insurance recovery and other, net	(8,401)	—	(8,401)
Other non-cash items, including unrealized currency (gains)/loss, net	7,403	—	7,403
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(29,201)	(1,260)	(30,461)
Inventories	(11,397)	621	(10,776)
Other current assets	(650)	22,691	22,041
Other assets and liabilities	1,111	—	1,111
Accounts payable and accrued expenses	(13,986)	(21,294)	(35,280)
Net cash provided by operating activities	$131,854	$—	$131,854

There were no adjustments to cash balances and to cash flows from investing and financing activities for the nine months ended March 31, 2016 as a result of the Revision.

SEGMENT NET SALES AND OPERATING INCOME (UNAUDITED)

	Three months ended March 31, 2016
	As Reported (1)	Adjustment	As Revised
Net Sales:
United States	$332,904	$(7,520)	$325,384
United Kingdom	208,391	(2,231)	$206,160
Hain Pure Protein	113,643	(1,430)	$112,213
Rest of World	94,924	(2,018)	$92,906
	$749,862	$(13,199)	$736,663

Operating Income:
United States	$52,103	$4,278	$56,381
United Kingdom	16,217	(391)	$15,826
Hain Pure Protein	4,613	(2,186)	$2,427
Rest of World	8,641	(509)	$8,132
	$81,574	$1,192	$82,766
Corporate and Other	(12,567)	949	(11,618)
	$69,007	$2,141	$71,148

(1) The information previously reported for the three months ended March 31, 2016 has been adjusted to reflect the Company’s new operating and reporting structure effective in the first quarter of fiscal 2017. See Note 1, Business, and Note 16, Segment
Information, for additional details surrounding the formation of Cultivate.

	Nine months ended March 31, 2016
	As Reported (1)	Adjustment	As Revised
Net Sales:
United States	$970,368	$(27,668)	$942,700
United Kingdom	567,971	(9,702)	$558,269
Hain Pure Protein	379,337	122	$379,459
Rest of World	271,963	(4,564)	$267,399
	$2,189,639	$(41,812)	$2,147,827

Operating Income:
United States	$144,305	$4,523	$148,828
United Kingdom	45,189	(1,096)	$44,093
Hain Pure Protein	33,009	(1,931)	$31,078
Rest of World	17,910	(264)	$17,646
	$240,413	$1,232	$241,645
Corporate and Other	(26,216)	69	(26,147)
	$214,197	$1,301	$215,498

(1) The information previously reported for the nine months ended March 31, 2016 has been adjusted to reflect the Company’s new operating and reporting structure effective in the first quarter of fiscal 2017. See Note 1, Business, and Note 16, Segment
Information, for additional details surrounding the formation of Cultivate.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income	$31,328	$48,788	$67,117	$136,026

Denominator (in thousands):
Basic earnings per share - weighted average shares outstanding during the period	103,687	103,265	103,584	103,030
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	559	822	648	1,138
Diluted earnings per share - adjusted weighted average shares and assumed conversions	104,246	104,087	104,232	104,168

Net income per common share:
Basic	$0.30	$0.47	$0.65	$1.32
Diluted	$0.30	$0.47	$0.64	$1.31

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 271 and 282 stock based awards excluded from our diluted earnings per share calculations for the three and nine months ended March 31, 2017 and 2016, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Additionally, 5 and 195 restricted stock awards were excluded from our diluted earnings per share calculation for both the three and nine months ended March 31, 2017 and 2016, respectively, as such awards were antidilutive.

Share-Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock.  The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations including the Company’s historical strategy of pursuing accretive acquisitions.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges and other” in the Consolidated Statements of Income. Acquisition related expenses of $836 and $1,089 were expensed in the three and nine months ended March 31, 2017, respectively, and $720 and $3,681 were expensed in the three and nine months ended March 31, 2016, respectively. The expenses incurred during the first nine months of fiscal 2017 and 2016 primarily related to the acquisitions of Orchard House and Mona (as defined below).

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

The following table provides unaudited pro forma results of continuing operations for the nine months ended March 31, 2016, as if the acquisitions of Orchard House and Mona had been completed at the beginning of fiscal 2016. Pro forma results of continuing operations for the three months ended March 31, 2016 are not presented in the following table as the actual results for these acquisitions are already included in the Company’s financial results for the quarter ended March 31, 2016. The information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the period presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

Nine Months ended March 31, 2016
Net sales	$2,236,144
Net income	$138,448
Net income per diluted common share	$1.33

6.    INVENTORIES

Inventories consisted of the following:

	March 31, 2017	June 30, 2016
Finished goods	$276,581	$238,184
Raw materials, work-in-progress and packaging	159,070	170,380
	$435,651	$408,564

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2017	June 30, 2016
Land	$32,871	$35,825
Buildings and improvements	109,573	102,086
Machinery and equipment	358,462	358,362
Computer hardware and software	49,312	48,829
Furniture and fixtures	15,121	14,165
Leasehold improvements	28,014	28,471
Construction in progress	17,629	14,495
	610,982	602,233
Less: Accumulated depreciation and amortization	233,792	212,392
	$377,190	$389,841

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $10,222 and $9,352, respectively. Such expense for the nine months ended March 31, 2017 and 2016 was $30,338 and $27,741, respectively.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Net goodwill as of June 30, 2016 (a):	$605,702	$332,561	$41,089	$80,984	$1,060,336
Reallocation of goodwill between reporting units	(16,377)	—	—	16,377	—
Translation and other adjustments, net	(2,098)	(23,367)	—	(2,288)	(27,753)
Net goodwill as of March 31, 2017 (a):	$587,227	$309,194	$41,089	$95,073	$1,032,583

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

This change in operating segments was deemed a triggering event, resulting in the Company performing an interim goodwill impairment analysis on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment indicators resulting from this analysis, and there were no impairment charges recorded during the nine months ended March 31, 2017.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	March 31, 2017	June 30, 2016
Non-amortized intangible assets:
Trademarks and tradenames (a)	$426,372	$441,140
Amortized intangible assets:
Other intangibles	233,460	245,040
Less: accumulated amortization	(92,407)	(81,393)
Net carrying amount	$567,425	$604,787

(a) The gross carrying value of trademarks and tradenames is reflected net of $46,123 of accumulated impairment charges.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trade names and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis, in conjunction with the Company’s evaluation of goodwill. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The result of this assessment indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $39,724 ($20,932 in the United Kingdom segment and $18,792 in the United States segment) was recognized during the fiscal year ended June 30, 2016. There were no other impairment charges recorded during fiscal 2016, and no impairment charges were recorded during the nine months ended March 31, 2017.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are being amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Amortization of intangible assets	$4,543	$4,553	$13,964	$13,896

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2017	June 30, 2016
Credit Agreement borrowings payable to banks	$774,415	$827,860
Tilda short-term borrowing arrangements	8,225	19,121
Other borrowings	6,685	15,703
	789,325	862,684
Short-term borrowings and current portion of long-term debt	8,457	26,513
	$780,868	$836,171

Credit Agreement

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1,000,000 unsecured revolving credit facility which may be increased by an additional uncommitted $350,000, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of March 31, 2017, there were $774,415 of borrowings and $6,180 letters of credit outstanding under the Credit Agreement and $219,405 available. The Company was deemed to be in compliance with all associated covenants due to certain limited waivers and extensions received by the Company in connection with its obligation to deliver financial information.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2017 was 2.24%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 3.2% at March 31, 2017).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12,500. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.1% (weighted average interest rate of approximately 1.1% at March 31, 2017).

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

The effective income tax rate from continuing operations was 20.4% and 32.8% for the three months ended March 31, 2017 and 2016, respectively, and 22.4% and 30.5% for the nine months ended March 31, 2017 and 2016, respectively. The effective tax rate for the three and nine months ended March 31, 2017 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017 resulting in a $2,086 decrease to the carrying value of the net deferred tax liabilities. The effective tax rate for the three and nine months ended March 31, 2017 was also favorably impacted by a $3,536 benefit relating to the release of a portion of the Company’s uncertain tax positions as a result of the expiration of the statute of limitations.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Foreign currency translation adjustments:
Other comprehensive (loss) before reclassifications (1)	$14,630	$(20,103)	$(68,329)	$(85,690)
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	2	753	103	4,024
Amounts reclassified into income (2)	(19)	(1,962)	(525)	(4,188)
Unrealized gain/(loss) on available for sale investment:
Other comprehensive income (loss) before reclassifications	47	20	(22)	(112)
Amounts reclassified into income (3)	3	—	13	—
Net change in accumulated other comprehensive income (loss)	$14,663	$(21,292)	$(68,760)	$(85,966)

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature of $(2,017) and $20,272 for the three months ended March 31, 2017 and 2016, respectively, and $18,043 and $62,083 for the nine months ended March 31, 2017 and 2016, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $23 and $2,546 for the three months ended March 31, 2017 and 2016, respectively and $1,173 and $5,492 for the nine months ended March 31, 2017 and 2016, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 13, Investments and Joint Ventures). Such amounts are recorded in “Other (income)/expense, net” in the Consolidated Statements of Income and were $5 and $21 before taxes for the three and nine months ended March 31, 2017, respectively. There were no amounts reclassified into income for the three and nine months ended March 31, 2016.

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Compensation cost (included in selling, general and administrative expense)	$2,284	$2,776	$7,519	$10,005
Related income tax benefit	$857	$1,041	$2,820	$3,752

Stock Options

A summary of the stock option activity for the nine months ended March 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2016	342	$6.66
Exercised	(220)	$9.10
Options outstanding and exercisable at March 31, 2017	122	$2.26	14.3 years	$4,261

	Nine Months Ended March 31,
	2017	2016
Intrinsic value of options exercised	$6,507	$27,147
Tax benefit recognized from stock option exercises	$2,538	$10,587

At March 31, 2017, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share units activity for the nine months ended March 31, 2017 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2016	1,121	$28.24
Vested	(270)	$32.47
Forfeited	(21)	$32.77
Non-vested restricted stock, restricted share units, and performance units at March 31, 2017	830	$27.20

	Nine Months Ended March 31,
	2017	2016
Fair value of restricted stock, restricted share units, and performance units granted	$—	$9,947
Fair value of shares vested	$9,101	$17,904
Tax benefit recognized from restricted shares vesting	$3,502	$6,762

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

At March 31, 2017, $8,287 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, was expected to be recognized over a weighted-average period of approximately 1.1 years.

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

The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants and the TSR Grant) of $1,127 and $3,382 for the three and nine months ended March 31, 2017, respectively, due to the Company’s current estimates of achievement under the plans. The Company recorded expense of $1,127 and $4,290 for the three and nine months ended March 31, 2016, respectively, related to the LTI Plan.

13.    INVESTMENTS AND JOINT VENTURES

Equity method investments

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority-owned subsidiary of CK Hutchison Holdings Limited, to market and distribute certain of the Company’s brands in Hong Kong, China and other surrounding markets. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote, and therefore the investment is being accounted for under the equity method of accounting. At March 31, 2017 and June 30, 2016, the carrying value of the Company’s 50.0% investment in and advances to HHO were $1,267 and $1,729, respectively, and are included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.”

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors. At March 31, 2017 and June 30, 2016, the carrying value of the Company’s investment in Chop’t was $16,780 and $17,448, respectively, and is included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.” The Company’s current ownership percentage may be diluted in the future to 12.1%, pending the distribution of additional ownership interests.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 21 and 102 of its YHS shares during the three and nine months ended March 31, 2017, respectively, which resulted in a pre-tax loss of $5 and $21 on the sales, respectively, and recognized as a component of “Other (income)/expense, net.” No shares were sold during the three and nine months ended March 31, 2016. The remaining shares held at March 31, 2017 totaled 933. The fair value of these shares held was $929 (cost basis of $1,164) at March 31, 2017 and $1,067 (cost basis of $1,291) at June 30, 2016 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet. The company concluded that the decline in its YHS investment below its cost basis is temporary and, accordingly, has not recognized a loss in the Consolidated Statements of Operations. In making this determination, the company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of YHS, the magnitude of the loss compared to the investment’s cost, and publicly available information about the industry and geographic region in which YHS operates.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$45,043	$45,043	$—	$—
Forward foreign currency contracts	31	—	31	—
Available for sale securities	929	—	929	—
	$46,003	$45,043	$960	$—
Liabilities:
Contingent consideration, current	$1,584	$—	$—	$1,584
Total	$1,584	$—	$—	$1,584

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

The Company estimates the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company reassesses the fair value of contingent payments on a periodic basis. Although the Company believes that its estimated and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts. At March 31, 2017, contingent consideration of $1,584 was included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet in connection with the acquisition of Belvedere International, Inc. in February 2015.

The following table summarizes the Level 3 activity for the nine months ended March 31, 2017.

Balance as of June 30, 2016	$3,553
Contingent consideration adjustment and accretion of interest expense, net	526
Contingent consideration paid (a)	(2,498)
Translation adjustment	3
Balance as of March 31, 2017	$1,584

(a)    Contingent consideration payment relates to the acquisition of Orchard House completed in December 2015. See
Note 5, Acquisitions.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2017 or 2016.

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

The Company utilizes foreign currency contracts to hedge forecasted transactions, including intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The Company also occasionally enters into fair value hedges to mitigate its foreign currency risk related to certain firm commitments. The notional and fair value amounts of the Company’s foreign exchange derivative contracts outstanding at March 31, 2017 were $1,602 and $31 of net assets, respectively. There were $6,000 of notional amount and $531 of net assets of foreign exchange derivative contracts outstanding at June 30, 2016. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Consolidated Balance Sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next six months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. For the three and nine months ended March 31, 2017 and 2016, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three and nine months ended March 31, 2017 and 2016.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net Sales:
United States	$308,539	$325,384	$882,273	$942,700
United Kingdom	181,940	206,160	573,541	558,269
Hain Pure Protein	117,765	112,213	387,413	379,459
Rest of World	98,319	92,906	284,799	267,399
	$706,563	$736,663	$2,128,026	$2,147,827

Operating Income:
United States	$46,838	$56,381	$111,453	$148,828
United Kingdom	11,545	15,826	22,792	44,093
Hain Pure Protein	(2,554)	2,427	(31)	31,078
Rest of World	9,362	8,132	21,894	17,646
	$65,191	$82,766	$156,108	$241,645
Corporate and Other (1)	(18,124)	(11,618)	(53,890)	(26,147)
	$47,067	$71,148	$102,218	$215,498

(1)
Includes $9,207 and $5,317 of accounting review costs and acquisition related expenses, restructuring and integration charges and other for the three months ended March 31, 2017 and 2016, respectively. Such expenses for the nine months ended March 31, 2017 and 2016 were $22,741 and $9,909, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	March 31, 2017	June 30, 2016
United States	$195,605	$193,192
United Kingdom	178,074	196,271
All Other	54,848	53,260
	$428,527	$442,723

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
United States	$423,360	$436,110	$1,255,539	$1,314,620
United Kingdom	200,976	226,267	633,439	619,798
All Other	82,227	74,286	239,048	213,409
Total	$706,563	$736,663	$2,128,026	$2,147,827

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2017 Consolidated Financial Statements and the related Notes thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

Revisions of Consolidated Financial Statements

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2016 (the “Q1 Form 10-Q”), December 31, 2016 (the “Q2 Form 10-Q”), and March 31, 2017 (the “Form 10-Q”). During the fourth quarter of fiscal 2016, the Company identified the practice of granting additional concessions to certain distributors in the United States and commenced an internal accounting review in order to (i) determine whether the revenue associated with those concessions was accounted for in the correct period and (ii) evaluate the Company’s internal control over financial reporting. The Audit Committee of the Company’s Board of Directors separately conducted an independent review of these matters and retained independent counsel to assist in their review. We delayed the filing of this Form 10-Q and our Form 10-K, Q1 Form 10-Q and Q2 Form 10-Q with the SEC in order to complete these reviews.

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2017 and 2016 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2017		March 31, 2016		Dollars	Percentage
Net sales	$706,563	100.0%	$736,663	100.0%	$(30,100)	(4.1)%
Cost of sales	563,170	79.7%	576,755	78.3%	(13,585)	(2.4)%
Gross profit	143,393	20.3%	159,908	21.7%	(16,515)	(10.3)%
Selling, general and administrative expenses	82,576	11.7%	78,890	10.7%	3,686	4.7%
Amortization of acquired intangibles	4,543	0.6%	4,553	0.6%	(10)	(0.2)%
Acquisition related expenses, restructuring and integration charges and other	2,083	0.3%	5,317	0.7%	(3,234)	(60.8)%
Accounting review costs	7,124	1.0%	—	—	7,124	n/a
Operating income	47,067	6.7%	71,148	9.7%	(24,081)	(33.8)%
Interest and other financing expense, net	5,439	0.8%	6,920	0.9%	(1,481)	(21.4)%
Other (income)/expense, net	2,072	0.3%	378	0.1%	1,694	448.1%
Gain on fire insurance recovery	—	—	(9,013)	(1.2)%	9,013	100.0%
Income before income taxes and equity in net (income) loss of equity-method investees	39,556	5.6%	72,863	9.9%	(33,307)	(45.7)%
Provision for income taxes	8,051	1.1%	23,914	3.2%	(15,863)	(66.3)%
Equity in net (income) loss of equity-method investees	177	—	161	—	16	9.9%
Net income	$31,328	4.4%	$48,788	6.6%	$(17,460)	(35.8)%

Adjusted EBITDA	$74,712	10.6%	$98,103	13.3%	$(23,391)	(23.8)%

Net Sales

Net sales for the three months ended March 31, 2017 were $706.6 million, a decrease of $30.1 million, or 4.1%, from net sales of $736.7 million for the three months ended March 31, 2016. Foreign currency exchange rates decreased net sales by $29.9 million as compared to the prior year quarter. On a constant currency basis, net sales were essentially flat from the prior year quarter. Net sales were adversely impacted by a realignment of customer inventories and stock-keeping unit (“SKU”) rationalizations in our United States segment, as well as increased trade spend and competitive pricing actions taken in all segments.

Gross Profit

Gross profit for the three months ended March 31, 2017 was $143.4 million, a decrease of $16.5 million, or 10.3%, as compared to the prior year quarter. Gross profit margin was 20.3% of sales, down 140 basis points from the prior year quarter. Gross profit was unfavorably impacted by price adjustments and customer sales mix in the United States, margin dilution from the acquisition of Orchard House, increased production costs in the United Kingdom, increased costs of purchases in non-functional currencies, and increased start-up costs in connection with our new FreeBird manufacturing facility at HPPC. Additionally, the prior year quarter was impacted by a supply shortage within poultry farms in the Midwest, which favorably impacted sales volume and pricing at HPPC. The decrease in gross profit was offset in part by increased sales and operating efficiencies at our plant-based manufacturing facilities in Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $82.6 million, an increase of $3.7 million, or 4.7%, for the three months ended March 31, 2017 from $78.9 million for the prior year quarter. Foreign exchange rates resulted in decreased selling, general and administrative expenses of $2.7 million as compared to the prior year quarter. Selling, general and administrative expenses were impacted by additional marketing and advertising expenses in the United States and additional expense at HPPC primarily due to an increase in bad debt reserves as compared to the prior year quarter. Selling, general and administrative expenses as a percentage of net sales was 11.7% for the three months ended March 31, 2017 and 10.7% for the prior year quarter, an increase of 100 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $4.5 million in the three months ended March 31, 2017, a decrease of $0.01 million, or 0.2%, from $4.6 million for the prior year quarter. See Note 8, Goodwill and Other Intangibles, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges and Other

Acquisition related expenses, restructuring and integration charges and other were $2.1 million in the three months ended March 31, 2017, which related to professional fees associated with the acquisitions of Orchard House in fiscal 2016 and The Yorkshire Provender Limited in the United Kingdom, which closed in the fourth quarter of fiscal 2017, consulting fees incurred in connection with our execution of Project Terra and severance charges with respect to the United States and Corporate.

Acquisition related expenses, restructuring and integration charges and other were $5.3 million in the three months ended March 31, 2016, which primarily related to additional contingent consideration expense for the Belvedere acquisition, severance costs related to a recently completed restructuring, most of which occurred in the United States, integration costs associated with the Orchard House acquisition and other professional fees.

Accounting Review Costs

Accounting review costs were $7.1 million in the three months ended March 31, 2017, which related to professional fees associated with our internal accounting review. See Explanatory Note on page 2 of this Form 10-Q and Note 3, Correction of Immaterial Errors to Prior Period Financial Statements, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for details.

Operating Income

Operating income for the three months ended March 31, 2017 was $47.1 million, a decrease of $24.1 million, or 33.8%, from $71.1 million for the three months ended March 31, 2016. Operating income as a percentage of net sales was 6.7% for the third quarter of fiscal 2016 compared with 9.7% in the prior year quarter. The decrease in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $5.4 million of expense for the three months ended March 31, 2017, a decrease of $1.5 million, or 21.4%, from $6.9 million of expense in the prior year. The decrease in interest and other financing expense, net resulted primarily from the conversion of our $150.0 million senior notes to our revolving credit facility in the fourth quarter of fiscal 2016. See Note 9, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (Income)/Expense, net

Other (income)/expense, net totaled $2.1 million for the three months ended March 31, 2017, an increase of $1.7 million, or 448.1% from $0.4 million of income for the prior year quarter. Included in other (income)/expense, net are net unrealized foreign currency losses, which were lower in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany loans.

Income Before Income Taxes and Equity in Net (Income) Loss of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the three months ended March 31, 2017 and 2016 was $39.6 million and $72.9 million, respectively. The decrease was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes and was $8.1 million for the three months ended March 31, 2017 compared to $23.9 million for the prior year quarter.

Our effective income tax rate from continuing operations was 20.4% and 32.8% of pre-tax income for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate for the three months ended March 31, 2017 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017, which resulted in a $2.1 million decrease to the carrying value of net deferred tax liabilities. The effective tax rate for the three months ended March 31, 2017 was also favorably impacted by a $3.5 million benefit relating to the release of a portion of the Company’s uncertain tax positions as a result of the expiration of the statute of limitations.

Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net (Income) Loss of Equity-Method Investees

Our equity in the net (income) loss from our equity-method investments for the three months ended March 31, 2017 and March 31, 2016 was essentially break-even. See Note 13, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the three months ended March 31, 2017 and 2016 was $31.3 million and $48.8 million, or $0.30 and $0.47 per diluted share, respectively. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $74.7 million and $98.1 million for the three months ended March 31, 2017 and 2016, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Net sales
Three months ended 3/31/17	$308,539	$181,940	$117,765	$98,319	$—	$706,563
Three months ended 3/31/16	325,384	206,160	112,213	92,906	—	736,663
$ change	$(16,845)	$(24,220)	$5,552	$5,413	n/a	$(30,100)
% change	(5.2)%	(11.7)%	4.9%	5.8%	n/a	(4.1)%

Operating income
Three months ended 3/31/17	$46,838	$11,545	$(2,554)	$9,362	$(18,124)	$47,067
Three months ended 3/31/16	56,381	15,826	2,427	8,132	(11,618)	71,148
$ change	$(9,543)	$(4,281)	$(4,981)	$1,230	$(6,506)	$(24,081)
% change	(16.9)%	(27.1)%	(205.2)%	15.1%	56.0%	(33.8)%

Operating income margin
Three months ended 3/31/17	15.2%	6.3%	(2.2)%	9.5%	n/a	6.7%
Three months ended 3/31/16	17.3%	7.7%	2.2%	8.8%	n/a	9.7%

United States

Our net sales in the United States for the three months ended March 31, 2017 were $308.5 million, a decrease of $16.8 million, or 5.2%, from net sales of $325.4 million for the three months ended March 31, 2016. Foreign currency exchange rates decreased net sales by $3.0 million when compared to the prior year quarter due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. The sales decrease was primarily due to a realignment of customer inventories, the discontinuance of certain unprofitable SKUs as part of a product rationalization initiative implemented at the beginning of fiscal 2017 and competitive pricing actions on certain products. Net sales in the prior year quarter benefited from certain concessions provided to our largest distributors, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the quarter. Operating income in the United States in the three months ended March 31, 2017 was $46.8 million, a decrease of $9.5 million from operating income of $56.4 million in the three months ended March 31, 2016. The decrease in operating income is the result of the aforementioned items, as well as incremental trade and marketing spend and unfavorable customer sales mix.

United Kingdom

Our net sales in the United Kingdom segment in the three months ended March 31, 2017 were $181.9 million, a decrease of $24.2 million, or 11.7%, from net sales of $206.2 million for the three months ended March 31, 2016. Foreign currency exchange rates decreased net sales by $26.7 million as compared to the prior year quarter. Operating income in the United Kingdom segment for the three months ended March 31, 2017 was $11.5 million, a decrease of $4.3 million, from $15.8 million for the three months ended March 31, 2016. The decrease in operating income was primarily due to increased production costs at Orchard House caused by lower quality fruit and insufficient crop yields due to unfavorable growing conditions.

Hain Pure Protein

Our net sales in the Hain Pure Protein segment for the three months ended March 31, 2017 were $117.8 million, an increase of $5.6 million, or 4.9%, from net sales of $112.2 million in the three months ended March 31, 2016. The increase was primarily due to the mix of products sold at HPPC and increased net sales volume at Empire due to the timing of the Passover holiday. The prior year period was favorably impacted by the one-time impact of a supply shortage within poultry farms in the Midwest, for which HPPC was not affected, which favorably impacted volume and pricing of turkey breast meat sales in the prior year period at HPPC and Empire. Operating income in the Hain Pure Protein segment for the three months ended March 31, 2017 was a loss of $2.6 million, a decrease of $5.0 million from income of $2.4 million for the three months ended March 31, 2016. The decrease in operating income was primarily due to production inefficiencies and increased start-up costs and production in connection with our new FreeBird manufacturing facility.

Rest of World

Our net sales in the Rest of World segment were $98.3 million for the three months ended March 31, 2017, an increase of $5.4 million, or 5.8%, from net sales of $92.9 million for the three months ended March 31, 2016. The increase was primarily the result of increased sales in Europe related to our our plant-based, private label beverage business as a result of our acquisition of Mona in the first quarter of fiscal 2016, as well as increased sales in Canada related to many of our products sold. This was partially offset by a decrease in net sales from the prior year quarter related to Cultivate. Operating income in the Rest of World segment for the three months ended March 31, 2017 was $9.4 million, an increase of $1.2 million, from $8.1 million for the three months ended March 31, 2016. The increase in operating income was primarily due to the aforementioned items above, as well as operating efficiencies achieved at our plant-based manufacturing facilities, offset by a decline in operating income related to Cultivate.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative function, which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, accounting review costs and acquisition related expenses, restructuring and integration charges and other are included in Corporate and Other, which were $9.2 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively.

Refer to Note 16, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Results of Operations

Comparison of Nine Months Ended March 31, 2017 to Nine Months Ended March 31, 2016

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2017 and 2016 (amounts in thousands, other than percentages which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2017		March 31, 2016		Dollar	Percentage
Net sales	$2,128,026	100.0%	$2,147,827	100.0%	$(19,801)	(0.9)%
Cost of sales	1,736,373	81.6%	1,683,777	78.4%	52,596	3.1%
Gross profit	391,653	18.4%	464,050	21.6%	(72,397)	(15.6)%
Selling, general and administrative expenses	252,730	11.9%	223,421	10.4%	29,309	13.1%
Amortization of acquired intangibles	13,964	0.7%	13,896	0.6%	68	0.5%
Acquisition related expenses, restructuring and integration charges and other	2,652	0.1%	11,235	0.5%	(8,583)	(76.4)%
Accounting review costs	20,089	0.9%	—	—	20,089	n/a
Operating income	102,218	4.8%	215,498	10.0%	(113,280)	(52.6)%
Interest and other financing expense, net	15,617	0.7%	19,687	0.9%	(4,070)	(20.7)%
Other (income)/expense, net	207	—	8,844	0.4%	(8,637)	(97.7)%
Gain on fire insurance recovery	—	—	(9,013)	(0.4)%	9,013	(100.0)%
Income before income taxes and equity in net (income) of equity-method investees	86,394	4.1%	195,980	9.1%	(109,586)	(55.9)%
Provision for income taxes	19,322	0.9%	59,846	2.8%	(40,524)	(67.7)%
Equity in net (income) of equity-method investees	(45)	—	108	—	(153)	(141.7)%
Net income	$67,117	3.2%	$136,026	6.3%	$(68,909)	(50.7)%

Adjusted EBITDA	$189,828	8.9%	$287,786	13.4%	$(97,958)	(34.0)%

Net Sales

Net sales for the nine months ended March 31, 2017 were $2.13 billion, a decrease of $19.8 million, or 0.9%, from net sales of $2.15 billion for the nine months ended March 31, 2016. Foreign currency exchange rates resulted in decreased net sales of $96.2 million as compared to the prior year period. On a constant currency basis, net sales increased 3.6% from the prior year period. The increase in net sales on a constant currency basis resulted primarily from the acquisition of Orchard House in December 2015, which accounted for approximately $115.1 million of net sales for the nine months ended March 31, 2017, as compared to $39.7 million for the prior year period, offset in part by a realignment of customer inventories and SKU rationalizations in our United States segment, as well as increased trade spend and competitive pricing actions taken in all segments.

Gross Profit

Gross profit for the nine months ended March 31, 2017 was $391.7 million, a decrease of $72.4 million, or 15.6%, as compared to the prior year period. Foreign exchange rates resulted in decreased cost of goods sold of $78.6 million as compared to the prior year period. Gross profit margin was 18.4%, a decrease of 320 basis points from the prior year period. Gross profit was unfavorably impacted by price adjustments and customer sales mix in the United States, margin dilution from the acquisition of Orchard House, increased production costs in the United Kingdom, increased costs of purchases in non-functional currencies, and increased start-up costs in connection with our new FreeBird manufacturing facility at HPPC. Additionally, the prior year quarter was impacted by a supply shortage within poultry farms in the Midwest, which favorably impacted sales volume and pricing at HPPC. The decrease in gross profit was offset in part by increased sales and operating efficiencies at our plant-based manufacturing facilities in Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $252.7 million, an increase of $29.3 million, or 13%, in the nine months ended March 31, 2017 from $223.4 million for the prior year period. Selling, general and administrative expenses were favorably impacted in the prior year due to reduced incentive compensation, savings from headcount reductions and other benefit cost savings. Additionally, selling, general and administrative expenses increased as a result of additional marketing spend in the United States, and increased professional fees at Corporate and our Hain Pure Protein segment. Lastly, selling, general and administrative expenses increased as a result of our acquisition of Orchard House, which we acquired at the end of the second quarter in fiscal 2016, and incremental costs associated with the closure of our Luton manufacturing facility in the United Kingdom. Selling, general and administrative expenses as a percentage of net sales was 11.9% in the nine months ended March 31, 2017 and 10.4% in the prior year period, an increase of 150 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $14.0 million, an increase of $0.1 million, for the nine months ended March 31, 2017 from $13.9 million for the prior year period. The increase was primarily due to the impact of foreign currency exchange rates, which favorably impacted amortization by $1.2 million, partially offset by amortization related to intangibles acquired as a result of the Company’s recent acquisitions. See Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges and Other

Acquisition related expenses, restructuring and integration charges and other were $2.7 million for the nine months ended March 31, 2017, which primarily related to professional fees associated with the acquisitions of Orchard House in fiscal 2016 and The Yorkshire Provender in the United Kingdom, which closed in the fourth quarter of fiscal 2017, consulting fees incurred in connection with our execution of Project Terra and severance with respect to the United States and Corporate.

Acquisition related expenses, restructuring and integration charges and other were $11.2 million in the nine months ended March 31, 2016, which primarily related to the Orchard House and Mona acquisitions, severance costs for a recent internal restructuring, most of which occurred in the United States and, to a lesser extent, additional contingent consideration expense for Belvedere.

Accounting Review Costs

Accounting review costs were $20.1 million for the nine months ended March 31, 2017, which related to professional fees associated with our internal accounting review. See Explanatory Note on page 2 of this Form 10-Q and Note 3, Correction of Immaterial Errors to Prior Period Financial Statements, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for details.

Operating Income

Operating income for the nine months ended March 31, 2017 was $102.2 million, a decrease of $113.3 million, or 52.6%, from $215.5 million for the nine months ended March 31, 2016. Operating income as a percentage of net sales was 4.8% for the nine months ended March 31, 2017 compared with 10.0% for the comparable period of fiscal 2015. The decrease in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $15.6 million for the nine months ended March 31, 2017, a decrease of $4.1 million, or 21%, from $19.7 million for the prior year period. The decrease in interest and other financing expense, net resulted primarily from the conversion of our $150.0 million senior notes to our revolving credit facility in the fourth quarter of fiscal 2016. See Note 9, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (Income)/Expense, net

Other (Income)/Expense, net totaled $0.2 million of expense for the nine months ended March 31, 2017, an increase of $8.6 million, or 97.7% from $8.8 million of expense in the prior year period. Included in other (income)/expense, net are net unrealized foreign currency losses, which were lower in the current year period than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany loans.

Income Before Income Taxes and Equity in Net (Income) of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the nine months ended March 31, 2017 and 2016 was $86.4 million and $196.0 million, respectively. The decrease was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes and was $19.3 million for the nine months ended March 31, 2017 compared to $59.8 million for the prior year period.

Our effective income tax rate from continuing operations was 22.4% and 30.5% of pre-tax income for the nine months ended March 31, 2017 and 2016, respectively. The effective tax rate for the nine months ended March 31, 2017 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017, which resulted in a $2.1 million decrease to the carrying value of net deferred tax liabilities. The effective tax rate for the nine months ended March 31, 2017 was also favorably impacted by a $3.5 million benefit relating to the release of a portion of the Company’s uncertain tax positions as a result of the expiration of the statute of limitations.

Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net (Income) of Equity-Method Investees

Our equity in the net income from our equity-method investments for the nine months ended March 31, 2017 was $0.05 million compared to a loss of $0.1 million for the nine months ended March 31, 2016. See Note 13, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the nine months ended March 31, 2017 and 2016 was $67.1 million and $136.0 million, or $0.64 and $1.31 per diluted share, respectively. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $189.8 million and $287.8 million in the nine months ended March 31, 2017 and 2016, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the nine months ended March 31, 2017 and 2016:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Net sales
Nine months ended 3/31/17	$882,273	$573,541	$387,413	$284,799	$—	$2,128,026
Nine months ended 3/31/16	942,700	558,269	379,459	267,399	—	2,147,827
$ change	$(60,427)	$15,272	$7,954	$17,400	n/a	$(19,801)
% change	(6.4)%	2.7%	2.1%	6.5%	n/a	(0.9)%

Operating income
Nine months ended 3/31/17	$111,453	$22,792	$(31)	$21,894	$(53,890)	$102,218
Nine months ended 3/31/16	148,828	44,093	31,078	17,646	(26,147)	215,498
$ change	$(37,375)	$(21,301)	$(31,109)	$4,248	$(27,743)	$(113,280)
% change	(25.1)%	(48.3)%	(100.1)%	24.1%	106.1%	(52.6)%

Operating income margin
Nine months ended 3/31/17	12.6%	4.0%	—%	7.7%	n/a	4.8%
Nine months ended 3/31/16	15.8%	7.9%	8.2%	6.6%	n/a	10.0%

United States

Our net sales in the United States for the nine months ended March 31, 2017 were $882.3 million, a decrease of $60.4 million, or 6.4%, from net sales of $942.7 million for the nine months ended March 31, 2016. Foreign currency changes decreased net sales by $11.1 million compared to the prior year period due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. The sales decrease was primarily due to a realignment of customer inventories, the discontinuance of certain unprofitable SKUs as part of a product rationalization initiative implemented at the beginning of fiscal 2017 and competitive pricing actions on certain products. Net sales in the prior year period benefited from certain concessions provided to our largest distributors, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the period. Operating income in the United States for the nine months ended March 31, 2017 was $111.5 million, a decrease of $37.4 million from operating income of $148.8 million for the nine months ended March 31, 2016. The decrease in operating income is the result of the aforementioned items, as well as incremental trade and marketing spend and unfavorable customer sales mix.

United Kingdom

Our net sales in the United Kingdom segment for the nine months ended March 31, 2017 were $573.5 million, an increase of $15.3 million, or 2.7%, from net sales of $558.3 million for the nine months ended March 31, 2016. Foreign currency exchange rates resulted in decreased net sales by $84.4 million as compared to the prior year period. The increase in net sales was primarily driven by our recent acquisition of Orchard House in December 2015, which accounted for approximately $115.1 million of net sales in the current year period as compared to $39.7 million in the prior year period. Additionally, net sales increased due to strong sales performance within the plant-based and private label grocery categories, offset by the sale of our own-label juice business in the first quarter of fiscal 2017. Operating income in the United Kingdom segment for the nine months ended March 31, 2017 was $22.8 million, a decrease of $21.3 million, from $44.1 million in the nine months ended March 31, 2016. The decrease in operating income was primarily due to the aforementioned items, offset by the adverse impact of foreign currency on certain raw materials costs and increased production costs caused by lower quality fruit due to unfavorable growing conditions and insufficient crop yields at Orchard House.

Hain Pure Protein

Our net sales in the Hain Pure Protein segment for the nine months ended March 31, 2017 were $387.4 million, an increase of $8.0 million, or 2.1%, from net sales of $379.5 million for the nine months ended March 31, 2016. The increase in net sales was primarily due to the mix of products sold, offset in part by price declines at HPPC as a result of our competitors recovering from a supply shortage within poultry farms in the Midwest, for which HPPC was not affected, which favorably impacted volume and pricing of turkey breast meat sales at HPPC and Empire in the prior year period, as well as supply disruptions and production constraints at our turkey manufacturing facility at HPPC. Operating income in the segment for the nine months ended March 31, 2017 was break-even, compared with $31.1 million for the nine months ended March 31, 2016. The decrease in operating income was primarily due to production inefficiencies and increased start-up costs and production in connection with our new FreeBird manufacturing facility.

Rest of World

Our net sales in the Rest of World segment were $284.8 million for the nine months ended March 31, 2017, an increase of $17.4 million, or 6.5%, from net sales of $267.4 million for the nine months ended March 31, 2016. Foreign currency exchange rates resulted in decreased net sales by $0.7 million as compared to the prior year period. The increase in net sales was primarily the result of increased sales in Europe related to our plant-based, private label beverage business as a result of our acquisition of Mona in the first quarter of fiscal 2016, as well as strong growth across many of our brands in Europe and Canada. This increase was partially offset by a decrease in net sales from the prior year period related to Cultivate. Operating income in the Rest of World segment for the nine months ended March 31, 2017 was $21.9 million, an increase of $4.2 million, from $17.6 million for the nine months ended March 31, 2016. Operating income increased primarily due to the aforementioned items above, as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe, offset by a decline in operating income related to Cultivate.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, accounting review costs and acquisition related expenses, restructuring and integration charges and other are included in Corporate and Other, which were $22.7 million and $9.9 million for the nine months ended March 31, 2017 and 2016, respectively.

Refer to Note 16, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our credit agreement.

Our cash and cash equivalents balance was $162.6 million at March 31, 2017, an increase of $34.7 million when compared to $127.9 million at June 30, 2016. Our working capital was $558.4 million at March 31, 2017, an increase of $15.2 million from $543.2 million at the end of fiscal 2016.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, the United Kingdom, Canada, Europe and India. It is the Company’s current intent to indefinitely reinvest its foreign earnings outside the United States. As of March 31, 2017, approximately 63% ($102.8 million) of our total cash balance was held outside of the United States. Although a significant portion of the consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its United States operations. If these funds were to be needed for the Company’s operations in the United States, it may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2017, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,		Change in
(amounts in thousands)	2017	2016	Dollars	Percentage
Cash flows provided by (used in):
Operating activities	$147,952	$131,854	$16,098	12.2%
Investing activities	(37,645)	(215,083)	177,438	(82.5)%
Financing activities	(70,741)	47,623	(118,364)	(248.5)%
Effect of exchange rate changes on cash	(4,850)	(5,926)	1,076	(18.2)%
Net increase (decrease) in cash	$34,716	$(41,532)	$76,248	(183.6)%

Cash provided by operating activities was $148.0 million for the nine months ended March 31, 2017, an increase of $16.1 million from the $131.9 million of cash provided by operating activities in the nine months ended March 31, 2016. This increase resulted primarily from $82.3 million of less cash used within working capital accounts, partially offset by a decrease of $66.2 million in net income adjusted for non-cash charges.

Cash used in investing activities was $37.6 million for the nine months ended March 31, 2017, a decrease of $177.4 million from the $215.1 million of cash used in investing activities for the nine months ended March 31, 2016. The decrease resulted primarily from $157.1 million of payments for the acquisitions of Mona and Orchard House, net of cash acquired and working capital settlements, as well as our investment in Chop’t, all of which occurred during the first half of fiscal 2016. There were no acquisitions completed in the nine months ended March 31, 2017. Additionally, there was a decrease of $14.0 million in capital expenditures during the nine months ended March 31, 2017 compared to the same period of fiscal 2016. This decrease related to the purchase of a new factory location and production equipment at HPPC in fiscal 2016. There were no similar purchases made during the nine months ended March 31, 2017.

Cash used in financing activities was $70.7 million for the nine months ended March 31, 2017, a decrease of $118.4 million from the $47.6 million of net cash provided by financing activities for the nine months ended March 31, 2016. This decrease resulted primarily from net repayments on our revolving credit facility and other debt of $63.6 million during the first nine months of fiscal 2017 compared to net new borrowings under our Credit Agreement and other debt of $61.5 million during the same period of 2016. The borrowings during the nine months ended March 31, 2016 were primarily used to fund the acquisitions of Orchard House and Mona. This $125.1 million decrease in net new borrowings was partially offset by $8.0 million of decreased excess tax benefits on stock-based compensation in the first nine months March 2017 when compared to the same period of the prior year.

Operating Free Cash Flow

Our operating free cash flow was $103.9 million for the nine months ended March 31, 2017, an increase of $30.1 million from the nine months ended March 31, 2016. This increase resulted primarily from $82.3 million of less cash used within working capital accounts, partially offset by a decrease of $66.2 million in net income adjusted for non-cash charges. We expect that our capital spending for the current fiscal year will be approximately $70 million. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to operating free cash flow.

Credit Agreement

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1.0 billion revolving credit facility which may be increased by an additional uncommitted $350.0 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes. As of March 31, 2017 and June 30, 2016, there were $774.4 million and $827.9 million of borrowings outstanding, respectively, under the Credit Agreement.

The Credit Agreement is guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement to comply with financial and other customary affirmative and negative covenants for facilities of this nature. As of March 31, 2017 and June 30, 2016, the Company was deemed to be in compliance with all associated covenants due to certain limited waivers and extensions received by the Company in connection with its obligation to deliver financial information.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are secured by the current assets of Tilda, typically have six-month terms, and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.8% at March 31, 2017).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12.5 million. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.1% (weighted average interest rate of approximately 1.1% at March 31, 2017).

We believe that our cash on hand of $162.6 million at March 31, 2017, as well as projected cash flows from operations and availability under our Credit Agreement, are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2017 capital expenditures of approximately $70 million, and the other expected cash requirements for at least the next twelve months.

Share-Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock.  The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations including the Company’s historical strategy of pursuing accretive acquisitions.
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

A reconciliation between reported and constant currency sales growth is as follows:

(amounts in thousands)	Three Months Ended March 31, 2017		Nine Months Ended March 31, 2017
Change in consolidated net sales	$(30,100)	(4.1)%	$(19,801)	(0.9)%
Impact of foreign currency exchange	29,907	4.1%	96,150	4.5%
Change in consolidated net sales on a constant-currency basis	$(193)	—%	$76,349	3.6%

Adjusted EBITDA
Adjusted EBITDA is defined as net income before income taxes, net interest expense, depreciation and amortization, impairment of long lived assets, equity in the earnings of equity-method investees, stock based compensation, acquisition-related expenses, including integration and restructuring charges and other non-recurring items. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a Non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

A reconciliation of net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands)	2017	2016	2017	2016
Net income	$31,328	$48,788	$67,117	$136,026
Income taxes	8,051	23,914	19,322	59,846
Interest expense, net	4,743	6,233	13,523	17,365
Depreciation and amortization	17,131	16,309	51,299	48,099
Equity in earnings of equity-method investees	177	161	(45)	108
Stock-based compensation	2,284	2,776	7,519	10,005
Unrealized currency gains and losses	1,791	(136)	(1,486)	7,090
EBITDA	65,505	98,045	157,249	278,539

Acquisition related fees and expenses, integration and restructuring charges and other	2,083	3,806	3,599	10,239
Contingent consideration expense, net	—	1,511	—	1,511
HPPC production interruption related to chiller breakdown and factory start-up costs	—	3,054	—	4,111
Inventory costs for products discontinued or with redesigned packaging	—	—	5,360	—
UK deferred synergies due to CMA board decision	—	—	918	—
UK factory start-up costs	—	—	—	743
US warehouse consolidation project	—	—	—	426
Celestial Seasonings marketing support related to new packaging launch and Keurig transition	—	700	—	1,000
Accounting review costs	7,124	—	20,089	—
Recall and other related costs	—	—	809	—
Tilda fire insurance recovery costs and other start-up/integration costs	—	—	—	230
Gain on Tilda fire related fixed asset	—	(9,013)	—	(9,013)
Luton closure costs	—	—	1,804	—
Adjusted EBITDA	74,712	98,103	189,828	287,786

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

A reconciliation from Cash flow provided by operating activities to operating free cash flow is as follows:

	Nine Months Ended March 31,
(amounts in thousands)	2017	2016
Cash flow provided by operating activities	$147,952	$131,854
Purchase of property, plant and equipment	(44,064)	(58,022)
Operating free cash flow	$103,888	$73,832

Off Balance Sheet Arrangements

At March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three and nine months ended March 31, 2017 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 4.        Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were not effective as of March 31, 2017 due to material weaknesses in internal control over financial reporting discussed below.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
January 1, 2017 - January 31, 2017	62	$40.02	—	—
February 1, 2017 - February 28, 2017	50	38.53	—	—
March 1, 2017 - March 31, 2017	892	37.20	—	—
Total	1,004	$37.44	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock based compensation plans.

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

10.1
Third Limited Waiver and Extension, dated February 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited, as Global Swingline Lender, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2017).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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