Form 10-K
period 2017-06-30
HAIN CELESTIAL GROUP INC
filed 2017-09-13
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended June 30, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the NASDAQ Global Select Market on December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,970,465,000.

As of September 6, 2017, there were 103,719,173 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as the use of “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, growth strategy, market price, brand portfolio and product performance, the seasonality of our business, our results of operations and financial condition, our Securities and Exchange Commission (“SEC”) filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products, changes to the competitive environment, changes to consumer preferences, general economic and financial market conditions, our ability to introduce new products and improve existing products, changes in relationships with customers, suppliers, strategic partners and lenders, risks associated with our international sales and operations, legal proceedings and government investigations (including any potential action by the Division of Enforcement of the SEC and securities class action and stockholder derivative litigation), our ability to manage our financial reporting and internal control systems and processes, the Company’s non-compliance with certain Nasdaq Stock Market LLC listing rules, identifying material weaknesses in our internal control over financial reporting, the expected sales of our products, our ability to identify and complete acquisitions or divestitures and integrate acquisitions, changes in raw materials, commodity costs and fuel, the availability of organic and natural ingredients, risks relating to the protection of intellectual property, the reputation of our brands, changes to and the interpretation of governmental regulations, unanticipated expenditures, and other risks described in Part I, Item 1A, “Risk Factors” as well as in other reports that we file in the future.

PART I
THE HAIN CELESTIAL GROUP, INC.

Item 1.        Business

Overview

The Hain Celestial Group, Inc., a Delaware corporation, was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes.

With a proven track record of strategic growth and profitability, the Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better BeanTM, BluePrint®, Celestial Seasonings®, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, WestSoy®, Yorkshire ProvenderTM and Yves Veggie Cuisine®.  The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

The Company sells its products through specialty and natural food distributors, supermarkets, natural foods stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

Project Terra

During fiscal 2016, the Company commenced a strategic review, which it called “Project Terra,” that resulted in the Company redefining its core platforms starting with the United States segment for future growth based upon consumer trends to create and inspire A Healthier Way of Life™.  The core platforms are defined by common consumer need, route-to-market or internal advantage and are aligned with the Company’s strategic roadmap to continue its leadership position in the organic and natural, “better-for-you” products industry. Beginning in fiscal 2017, those core platforms within our United States segment are:

•
Better-for-You Baby, which includes infant foods, infant and toddler formula, toddler and kids foods, diapers and wipe products that nurture and care for babies and toddlers, under the Earth’s Best® and Ella’s Kitchen® brands.

•	Better-for-You Pantry, which includes core consumer staples, such as MaraNatha®, Arrowhead Mills®, Imagine® and Spectrum Organics® brands.

•	Better-for-You Snacking, which includes wholesome products for in-between meals, such as Terra®, Sensible Portions® and Garden of Eatin’® brands.

•	Fresh Living, which includes yogurt, plant-based proteins and other refrigerated products, such as The Greek Gods® yogurt and Dream™ plant-based beverage brands.

•	Pure Personal Care, which includes personal care products focused on providing consumers with cleaner and gentler ingredients, such as JASON®, Live Clean®, Avalon Organics® and Alba Botanica® brands.

•	Tea, which includes tea products marketed under the Celestial Seasonings® brand.

Beginning in fiscal 2017, the Company launched Cultivate Ventures (“Cultivate”), a venture unit with a threefold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories such as BluePrint® cold-pressed juices, SunSpire® chocolates and DeBoles® pasta by giving these brands a dedicated, creative focus for refresh and relaunch; (ii) to incubate and grow small acquisitions until they reach the scale required to migrate to the Company’s core platforms; and (iii) to invest in concepts, products and technology that focus on health and wellness. Cultivate also includes Tilda® and Yves® Veggie Cuisine, global brands that have a growing presence in the United States.

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

Changes in Segments

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

Effective July 1, 2016, due to changes to the Company’s internal management and reporting structure resulting from the formation of Cultivate, certain brands previously included within the United States operating segment were moved to the Cultivate operating segment. As a result, the Company is now managed in eight operating segments: the United States (excluding Cultivate), United Kingdom, Tilda, HPPC, Empire, Canada, Europe and Cultivate. The United States, excluding Cultivate, is its own reportable segment. Cultivate is now aggregated with Canada and Europe and reported within the Rest of World. There were no changes to the United Kingdom (which includes Tilda) and Hain Pure Protein (which includes HPPC and Empire) reportable segments. The prior period segment information contained below has been adjusted to reflect the Company’s new operating and reporting structure. See Note 1, Description of Business and Basis of Presentation, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details surrounding the formation of Cultivate.

Additionally, effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, will be moved to the United Kingdom reportable segment.
Acquisitions and Investments

We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of organic, natural and “better-for-you” product companies or product lines to be a part of our business strategy. During fiscal 2017, we acquired The Yorkshire Provender Ltd. (“Yorkshire Provender”), a leading provider of premium branded chilled soups in the United Kingdom for $16.1 million and Sonmundo, Inc. d/b/a The Better Bean Company (“Better Bean”), a company that offers prepared beans and bean-based dips sold in refrigerated tubs under the Better BeanTM brand, for $3.4 million. See Note 4, Acquisitions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our business strategy is to integrate our brands under one management team within each operating segment and employ uniform marketing, sales and distribution programs when attainable. We believe that, by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins.

Headcount

As of June 30, 2017, we employed a total of 7,825 full-time employees.

Products

During fiscal 2017, we primarily sold our organic, natural, and “better-for-you” products in the following categories: grocery; poultry/protein; snacks; personal care; and tea. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production. Our product categories consist of the following:

Grocery

Grocery products include infant formula, infant, toddler and kids foods, diapers and wipes, rice and grain-based products, plant-based beverages and frozen desserts (such as soy, rice, oat, almond and coconut), flour and baking mixes, breads, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, cereal bars, canned, chilled fresh, aseptic and instant soups, yogurts, chilis, packaged grains, chocolate, nut butters, juices including cold-pressed juice, hot-eating, chilled and frozen desserts, cookies, crackers, frozen fruit and vegetables, pre-cut fresh fruit, refrigerated and frozen plant-based meat-alternative products, tofu, seitan and tempeh products, jams, fruit spreads, jelly, honey, marmalade products as well as other food products. Grocery products accounted for approximately 61% of our consolidated net sales in 2017, 62% in 2016 and 66% in 2015.

Poultry/Protein

Our poultry and protein products are manufactured and marketed as antibiotic-free or organic, vegetarian fed and humanely raised. We manufacture and market kosher products under the Empire® and Kosher Valley® brands. A full range of turkey and chicken products are offered for fresh meat, deli, prepared and frozen foods. Poultry products accounted for approximately 18% of our consolidated net sales in 2017, 17% in 2016 and 13% in 2015.

Snacks

Our snack products include a variety of potato, root vegetable and other exotic vegetable chips, straws, tortilla chips, whole grain chips, pita chips, puffs and popcorn. Snack products accounted for approximately 11% of our consolidated net sales in each of 2017, 2016 and 2015.

Personal Care

Our personal care products cover a variety of personal care categories including skin, hair and oral care, deodorants, baby care items, body washes, sunscreens and lotions. Personal care products accounted for approximately 6% of our consolidated net sales in each of 2017 and 2016 and 5% in 2015.

Tea

Under the Celestial Seasonings® brand, we currently offer more than 70 varieties of herbal, green, black, wellness, rooibos and chai tea. Tea products accounted for approximately 4% of our consolidated net sales in each of 2017 and 2016 and 5% in 2015.

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

Capital Expenditures

During fiscal 2017, our aggregate capital expenditures were $63.1 million. We expect to spend approximately $75.0 million for capital projects in fiscal 2018 and we may incur additional costs in connection with Project Terra.

Segments

We principally manage our business by geography in eight operating segments: the United States, United Kingdom, Tilda, HPPC, Empire, Canada, and Europe.  In addition, we have three reportable segments: United States, United Kingdom, and Hain Pure Protein. We have aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) the operating segments of the United Kingdom and Tilda into the United Kingdom reportable segment and the operating segments of HPPC and Empire into the Hain Pure Protein reportable segment. Additionally, Canada, Europe and Cultivate do not currently meet the quantitative thresholds for segment reporting and are therefore combined and reported as Rest of World.

Each segment includes the results of operations attributable to its geographic location except for Cultivate, which primarily conducts business in the United States and Canada, and is included in Rest of World. Additionally, the United States segment includes the results of operations of the Ella’s Kitchen brand, which primarily conducts business in the United States and United Kingdom. The products included in the Hain Pure Protein segment are sold in the United States.

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

The following table presents the Company’s net sales by reportable segment for the fiscal years ended June 30, 2017, 2016, and 2015 (in thousands):

	Fiscal Year ended June 30,
	2017		2016		2015
United States	$1,191,262	42%	$1,249,123	43%	$1,253,156	48%
United Kingdom	768,301	27%	774,877	27%	722,830	28%
Hain Pure Protein	509,606	18%	492,510	17%	337,197	13%
Rest of World	383,942	13%	368,864	13%	296,430	11%
Total	$2,853,111	100%	$2,885,374	100%	$2,609,613	100%

See Note 1, Description of Business and Basis of Presentation, and Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details surrounding the formation of Cultivate.

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

The brands sold by the United States segment by platform are:

Better-for-You Baby

Our Better-for-You Baby products include infant and toddler formula, infant cereals, jarred baby food, baby food pouches, snacks, frozen toddler and kids foods and diapers and wipes under the Earth’s Best®, Earth’s Best Sesame Street (under license) and Ella’s Kitchen® brands.

Better-for-You Pantry

Our Better-for-You Pantry products include the following natural and organic brands: Spectrum® culinary oils, vinegars and condiments, Spectrum Essentials® nutritional oils and supplements, MaraNatha® nut butters, Imagine® broths, soups, and gravies, Rudi’s Gluten Free Bakery® and Rudi’s Organic Bakery® breads, buns, bagels and tortillas, Arrowhead Mills® flours, mixes and cereals, Hain Pure Foods® condiments and Westbrae® vegetarian products.

Better-for-You Snacking

Our Better-for-You snack food products include Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chips, Sensible Portions® snack products including Garden Veggie Straws®, and Garden Veggie Chips, Apple Straws and Pita Bites® and Bearitos® and other snacks.

Fresh Living

Our Fresh Living products include The Greek Gods® Greek-style yogurt and kefir, Almond Dream®, Coconut Dream®, Rice Dream® and Soy Dream® and DreamTM non-dairy beverages, yogurt, and frozen desserts.

Pure Personal Care

Our Pure Personal Care products include skin, hair and oral care, deodorants and baby care items under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

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

The brands sold by our United Kingdom segment include New Covent Garden Soup Co.® and Yorkshire ProvenderTM chilled soups (acquired in fiscal 2017), Farmhouse Fare® hot-eating desserts, Johnson’s Juice Co.® juices, Linda McCartney’s® chilled and frozen plant-based meals, Cully & Sully® chilled soups and ready meals, Hartley’s® jams, fruit spreads and jellies, Sun-Pat® nut butters, Gale’s® honey, Robertson’s® and Frank Cooper’s® marmalades and Tilda® rice and grain-based products. We also provide a comprehensive range of private label and own-label products to many retailers, convenience stores and foodservice providers in the following categories: fresh soup, pre-cut fresh fruit, juice, smoothies, chilled and frozen desserts, meat-free meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom and Ireland, but are also sold in other parts of the world as well. Our customer base consists principally of retailers, convenience stores, foodservice providers, business to business, natural food and ethnic specialty distributors, club stores and wholesalers.

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

Rest of World (Canada):

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

Rest of World (Europe):

Our products sold by the Europe operating segment include Danival®, Dream®, Joya®, Lima® and Natumi®. The Danival® brand includes organic cooked vegetables, prepared meals, sauces, fruit spreads and desserts. The Lima® brand includes a wide range of organic products such as soy sauce, plant-based beverages and grain cakes, as well as grains, pasta, cereals, miso, snacks, sweeteners, spreads, soups and condiments. Natumi® and Dream® produce and sell plant-based beverages, including rice, soy, oat and spelt. Our Joya® brand includes soy, oat, rice and nut-based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products. We also sell our Hartley’s® jams, fruit spreads and jellies, Terra® varieties of root vegetable and potato chips, and Celestial Seasonings® teas and Tilda® dry rice and ready-to-heat products in Europe as well.

Our products are sold in grocery stores and organic food stores throughout Europe. Our products are sold using our own direct sales force and local distributors.

Rest of World (Cultivate):

Beginning in fiscal 2017, the Company launched Cultivate Ventures, a venture unit with a threefold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories such as BluePrint® cold-pressed juices, SunSpire® chocolates and DeBoles® pasta by giving these brands a dedicated, creative focus for refresh and relaunch; (ii) to incubate and grow small acquisitions until they reach the scale required to migrate to the Company’s core platforms; and (iii) to invest in concepts, products and technology that focus on health and wellness. Cultivate also includes Tilda® and Yves® Veggie Cuisine, global brands that have a growing presence in the United States.

Our products include BluePrint® cold-pressed juice drinks, DeBoles® pasta, Health Valley® cereal, cereal bars and soups, GG Unique Fiber® crackers, SunSpire® chocolates, Tilda® rice and grain-based products, Walnut Acres® juice drinks and pasta sauces, WestSoy® plant-based beverages, brand tofu, seitan and tempeh products and Yves Veggie Cuisine® plant-based products.

Cultivate products are sold throughout the United States and Canada. Our customer base consists principally of grocery supermarkets, mass merchandisers, Direct Store Delivery (“DSD”) distributors and natural food distributors.  We utilize third-party brokers who receive commissions and sell to grocery supermarkets and natural food stores.  A portion of our BluePrint® products are sold through our own DSD sales force as well as through our Direct to Consumer business.

During fiscal 2017, Cultivate acquired Better Bean, which offers prepared beans and bean-based dips sold in refrigerated tubs.

Customers

Two of our customers each accounted for 10% or more of our consolidated net sales in each of the last three fiscal years, respectively. Wal-Mart Stores, Inc. and its affiliates, Sam’s Club and ASDA, together accounted for approximately 10% of our consolidated net sales for each of the fiscal years ended June 30, 2017, 2016 and 2015, respectively, which were primarily related to the United States and United Kingdom segments. Likewise, United Natural Foods, Inc., a distributor, accounted for approximately 9%, 10% and 11% of our consolidated net sales for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, which were primarily related to the United States segment. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

Foreign Operations

We sell our products to customers in more than 80 countries. International sales represented approximately 41%, 40% and 39% of our consolidated net sales in fiscal 2017, 2016 and 2015, respectively.

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

We also utilize sponsorship programs to help create brand awareness. In the United States, our Earth’s Best® brand has an agreement with PBS Kids and Sesame Workshop, and our Terra Blues® are the official snack of JetBlue Airways. Terra® and Sensible Portions® snacks are Official Partners of the New York Knicks along with other Hain Celestial brands featured at Madison Square Garden. In addition, Sensible Portions® products, Yves Veggie Cuisine® plant-based burgers and Terra® chips are advertised and sold at Citi Field. There is no guarantee that these promotional investments are or will be successful.

New Product Initiatives Through Research and Development

Innovation, including new product development, is a key component of our growth strategy. We continuously seek to understand our consumers and develop products that address their desire for organic, natural and better-for-you alternatives to conventional packaged foods and personal care products. We have a demonstrated track record of extending our product offerings into other product categories. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients, packaging and technology. We incurred approximately $10.1 million in company-sponsored research and development activities, consisting primarily of personnel-related costs, in 2017, $11.4 million in 2016 and $10.3 million in 2015. In addition to our company-sponsored research and development activities, in order to quickly and economically introduce our new products to market, we may partner with contract manufacturers that make our products according to our formulas or other specifications. The Company also partners with certain customers from time-to-time on exclusive customer initiatives. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Production

Manufacturing

During 2017, 2016 and 2015, approximately 64%, 65% and 61%, respectively, of our revenue was derived from products manufactured at our own facilities.

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

•	Moonachie, New Jersey, which produces Terra® root vegetable and potato chips;

•	Mountville, Pennsylvania, which produces Sensible Portions® snack products;

•	Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients;

•	Shreveport, Louisiana, which produces DeBoles® organic and gluten-free pastas;

•	West Chester, Pennsylvania, which produces Earth’s Best® and Ella’s Kitchen® pouches, and BluePrint® cold-pressed juice drinks;

•	Ashland, Oregon, which produces MaraNatha® nut butters; and

•	Culver City, California, which produces Alba Botanica®, Avalon Organics®, JASON®, and Earth’s Best® personal care products.

Our United Kingdom segment operates the following manufacturing facilities:

•	Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s® and Gale’s®;

•	Rainham, England, (two facilities) which produce our classic and ready-to-heat Tilda® rice and grain-based products;

•	Grimsby, England, which produces our New Covent Garden Soup Co.® chilled soups;

•	Peterborough, England, which also produces New Covent Garden Soup Co.® chilled soups;

•	Clitheroe, England, which produces our Farmhouse Fare® hot-eating desserts;

•	Leeds, England, which prepares our fresh fruit products;

•	Fakenham, England, which produces Linda McCartney’s® meat-free frozen foods, as well as chilled dessert products;

•	Corby, England, (two facilities) which produces drinks and desserts and prepares fresh cut fruit;

•	Gateshead, England, which prepares fresh cut fruit; and

•	North Yorkshire, England, which produces Yorkshire ProvenderTM chilled soups; and

•	Larvik, Norway, which produces our GG UniqueFiberTM products.

Our Hain Pure Protein segment operates the following manufacturing facilities:

•	Mifflintown, Pennsylvania, which produces Empire® and Kosher Valley® poultry products;

•	New Oxford, Pennsylvania, which produces Plainville Farms® poultry products;

•	Fredericksburg, Pennsylvania (two facilities), which produces FreeBird® poultry products; and

•	Liverpool, New York, which produces prepared poultry and related products.

Rest of World operates the following manufacturing facilities:

•	Vancouver, British Columbia, which produces Yves Veggie Cuisine® plant-based products;

•	Mississauga, Ontario, which produces our Live Clean® and other personal care products;

•	Troisdorf, Germany, which produces Natumi®, Rice Dream®, Lima® and other plant-based beverages;

•	Andiran, France, which produces our Danival® organic food products;

•	Oberwart, Austria, which produces our Joya® plant-based foods and beverages; and

•	Schwerin, Germany, which also produces our Joya® plant-based foods and beverages.

See “Item 2: Properties” of this Form 10-K for more information on the manufacturing facilities that we operate.

Co-Packers

In addition to the products manufactured in our own facilities, independent third-party manufacturers, who are referred to in our industry as “co-packers,” manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities and their specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings.  During 2017, 2016 and 2015, approximately 36%, 35% and 39%, respectively, of our revenue was derived from products manufactured by co-packers. Our co-packers are audited for quality assurance purposes and compliance with Good Manufacturing Practices. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our quality and safety specifications and that they are compliant with all relevant regulations.

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

Competition

We operate in a highly competitive environment. Our products compete with both large mainstream conventional packaged goods companies and natural and organic packaged foods companies. Many of these competitors enjoy significantly greater resources. Large mainstream conventional packaged goods competitors include Campbell Soup Company, Mondelez International, Inc., General Mills, Inc., Groupe Danone, The J.M. Smucker Company, Kellogg Company, The Kraft Heinz Company, Nestle S.A., PepsiCo, Inc. and Unilever PLC, and conventional personal care products companies, including but not limited to The Proctor & Gamble Company, Johnson & Johnson and Colgate-Palmolive Company. Certain of these large mainstream conventional packaged foods and personal care companies compete with us by selling both conventional products and natural and/or organic products. Natural and organic packaged foods competitors include Chobani LLC, Nature’s Bounty Inc., Clif Bar & Company and Amy’s Kitchen. In addition to these competitors, in each of our categories we compete with many regional and small, local niche brands. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims. We believe that we currently compete effectively with respect to each of these factors.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States, Canada, the United Kingdom and European Union and a number of other foreign countries, and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Alba Botanica®, Arrowhead Mills®, Avalon Organics®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Earth’s Best TenderCare®, Ella’s Kitchen®, Empire®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, JASON®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Live Clean®, MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Nile Spice®, Plainville Farms®, Queen Helene®, Rice Dream®, Robertson’s®, Rudi’s Organic Bakery®, Sensible Portions®, Soy Dream®, Spectrum Organics®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres Organic®, Westbrae®, WestSoy®, Yorkshire ProvenderTM and Yves Veggie Cuisine®. We also have trademarks for many of our best-selling Celestial Seasonings teas, including Country Peach Passion®, Lemon Zinger®, Mandarin Orange Spice®, Raspberry Zinger®, Red Zinger®, Sleepytime®, Tension Tamer® and Wild Berry Zinger®.

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
A significant number of our co-packers are certified against a standard recognized by the Global Food Safety Initiative (“GFSI”) including Safe Quality Foods (“SQF”) and British Retail Consortium (“BRC”). These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.
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

Many of our products are certified kosher under the supervision of accredited agencies including The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, The K’hal Adath Jeshurun, “KOF-K” Kosher Supervision, Star K Kosher Certification and Circle K.

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

We are also working with accredited Certification Bodies to certify all of our company-owned manufacturing facilities against the GFSI-recognized scheme of SQF. Of the 15 Hain owned facilities in North America, nine are SQF Level-III (the highest level) and two are SQF Level II.

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

Two of our customers each accounted for 10% or more of our consolidated net sales in each of the last three fiscal years, respectively. United Natural Foods, Inc., a distributor of products to natural foods supermarkets, independent natural retailers and other supermarkets and retailers, accounted for approximately 9%, 10% and 11% of our consolidated net sales for the fiscal years ended June 30, 2017, 2016, and 2015, respectively, which were primarily related to the United States segment. Likewise, Wal-Mart Stores, Inc. and its affiliates, Sam’s Club and ASDA, together accounted for approximately 10% of our consolidated net sales for each of the fiscal years ended June 30, 2017, 2016 and 2015, respectively, which were primarily related to the United States and United Kingdom segments. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

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

Our growth depends, in part, on our ability to generate and implement improvements to our existing products and to introduce new products to consumers. The success of our innovation and product improvement effort is affected by our ability to anticipate changes in consumers’ preferences, the level of funding that can be made available, the technical capability of our research and development staff in developing, formulating and testing product prototypes, including complying with governmental regulations, and the success of our management in introducing the resulting improvements in a timely manner. If we are unsuccessful in implementing product improvements or introducing new products that satisfy the demands of consumers, our business could be harmed.

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

During fiscal 2017, 41% of our consolidated net sales were generated outside the United States, while such sales outside the United States were 40% of net sales in 2016 and 39% in 2015. Sales from outside our U.S. markets may continue to represent a significant portion of our total net sales in the future, especially as we look to expand our operations into new countries. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

The matters which led to our Audit Committee’s independent review and our internal accounting review, as disclosed in our fiscal 2016 Form 10-K, have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. The Company, along with some of its current and former officers and directors, have been named as parties to various lawsuits arising out of or related to these matters, and we cannot predict the outcome of this litigation. Furthermore, we and our officers and directors may, in the future, be subject to additional litigation relating to such matters. These lawsuits, and any other similar litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. Any unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

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

As a result of our inability to timely hold our 2016 Annual Meeting of Stockholders within the time period required under Nasdaq rules, we are not in compliance with the continued listing requirements of the Nasdaq Global Select Stock Market (“Nasdaq”) and were notified by Nasdaq that we would be subject to delisting unless we were able to regain compliance. If our common stock is delisted, the market price of our common stock, the ability of our stockholders to trade our stock and our ability to raise capital could be materially adversely affected.

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

In connection with our most recent year-end assessment of internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of June 30, 2017. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see Part II, Item 9A, “Controls and Procedures.”

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

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. In addition, customers may cancel orders for such products as a result of such events. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm, could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. Although we maintain product liability and product recall insurance in an amount that we believe to be adequate, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

As of June 30, 2017, we had goodwill of $1.06 billion and trademarks and other intangibles assets of $573.3 million, which represented 56% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of trademarks and other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. For example, as noted in Note 7, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K, after completing its annual goodwill impairment analysis in the fourth quarter of fiscal 2016, the Company recognized a goodwill impairment charge of $84.5 million. Additionally, the Company recognized impairment charges of $14.1 million and $39.7 million on certain of the Company’s tradenames in fiscal 2017 and 2016, respectively. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth and our consolidated earnings in the period of such charge.
Our acquisition strategy exposes us to risk, including our ability to integrate the brands that we acquire.

We intend to continue to grow our business in part through the acquisition of brands, both in the United States and internationally. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing product mix and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our business internationally. We may not be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us or integrate acquisitions that we complete.

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

Our profit margins also depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carry out SKU rationalization programs from time-to-time, which may result in the discontinuation of numerous lower-margin or low-turnover SKUs. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, hence impeding our effort to manage our inventory efficiently and thereby increasing our costs.

Interruption in, disruption of or loss of operations at one or more of our manufacturing facilities could harm our business.

For the fiscal years ended June 30, 2017, 2016 and 2015, approximately 64%, 65% and 61%, respectively, of our net sales was derived from products manufactured at our own manufacturing facilities. An interruption in, disruption of or the loss of operations at one or more of these facilities, which may be caused by work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as the interruption of operations is resolved or an alternate source of production is secured. In addition, if one or more of our manufacturing facilities are running at full capacity and we are unable to keep up with customer demand, we may not be able to fulfill orders on time or at all which could adversely impact our business.

Loss of one or more of our independent co-packers could adversely affect our business.

During fiscal 2017, 2016 and 2015, approximately 36%, 35% and 39%, respectively, of our net sales were derived from products manufactured at independent co-packers. In some cases, an individual co-packer may produce all of our requirements for a particular brand. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe there are a limited number of competent, high-quality co-packers in the industry, and many of our co-packers produce products for other companies as well. If we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we may not be able to do so on satisfactory terms or in a timely manner. Therefore, if we lose or need to change one or more co-packers, experience disruptions or delays at a co-packer or fail to retain co-packers for newly acquired products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
United States:
Headquarters office	Lake Success, NY	86,000	2029
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing and distribution (Flours and grains)	Hereford, TX	136,000	Owned
Manufacturing (Frozen foods, pouches and cold-pressed juice drinks)	West Chester, PA	105,000	Owned
Manufacturing (Snack products)	Moonachie, NJ	75,000	Owned
Manufacturing and distribution center (Snack products)	Mountville, PA	100,000	2024
Manufacturing and distribution (Pasta)	Shreveport, LA	37,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2018
Manufacturing (Meat-alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks, and personal care products)	Ontario, CA	375,000	2018
Manufacturing and distribution (Tea)	Boulder, CO	100,000	2020
Distribution center (Meat-alternatives)	Boulder, CO	45,000	Month to month
Manufacturing and distribution (Breads, buns, and related products)	Boulder, CO	69,000	2020

United Kingdom:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing and offices (Classic rice products)	Rainham, England	80,000	Owned
Manufacturing and offices (Ready-to-heat rice products)	Rainham, England	69,000	Owned
Manufacturing (Hot-eating desserts)	Clitheroe, England	38,000	2026
Manufacturing (Fresh fruit and salads)	Leeds, England	34,000	2022
Manufacturing (Chilled soups)	Grimsby, England	61,000	2029
Manufacturing (Chilled soups)	Peterborough, England	54,000	2020
Manufacturing (Chilled soups)	North Yorkshire, England	14,000	Owned
Manufacturing (Desserts and plant-based frozen products)	Fakenham, England	101,000	Owned
Manufacturing (Fresh prepared fruit products)	Corby, England	45,000	2024
Distribution and offices (Packaging and ingredients)	Corby, England	22,500	2019
Manufacturing, distribution and offices (Fresh prepared fruit products and drinks)	Corby, England	89,500	Owned
Manufacturing and offices (Fresh prepared fruit)	Gateshead, England	46,000	2020
Manufacturing and distribution (Crackers)	Larvik, Norway	16,000	2019

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Hain Pure Protein:
Manufacturing and offices (Poultry products)	Fredericksburg, PA	58,000	Owned
Manufacturing and offices (Poultry products)	Fredericksburg, PA	60,000	Owned
Distribution and offices (Poultry products)	New Oxford, PA	92,000	Owned
Manufacturing and offices (Poultry products)	New Oxford, PA	130,000	Owned
Manufacturing and offices (Poultry products)	Liverpool, NY	15,000	Owned
Manufacturing, distribution and offices (Kosher poultry products)	Mifflintown, PA	280,000	Owned
Manufacturing, distribution and offices (Feed mill)	Sellinsgrove, PA	10,000	Owned
Manufacturing and offices (Poultry hatchery)	Beaver Springs, PA	35,000	Owned

Rest of World:
Manufacturing (Plant-based foods)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2020
Distribution (Personal care)	Mississauga, ON, Canada	80,500	2022
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2027
Manufacturing and offices (Organic food products)	Andiran, France	39,000	Owned
Distribution (Organic food products)	Nerrac, France	18,000	Owned
Manufacturing and offices (Plant-based foods and beverages)	Oberwart, Austria	108,000	Unlimited
Manufacturing (Plant-based foods and beverages)	Schwerin, Germany	650,000	Owned

We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Europe and other parts of the world.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. For further information regarding the use of our properties by segments, see “Item 1, Business - Production” of this Form 10-K.

Item 3.         Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al., (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  On August 4, 2017, Co-Lead Plaintiffs in the Consolidated Securities Action filed an amended complaint on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the

Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls.  On August 9, 2017, the court approved the Defendants’ proposed briefing schedule and ordered that the Defendants move to dismiss the Amended Complaint by October 3, 2017.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint,  and the parties agreed to stay the Consolidated Derivative Action until November 2, 2017.

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

On May 23, 2017, an additional stockholder filed a complaint under seal in the Eastern District of New York against the Board of Directors and certain officers of the Company.  The complaint alleges that the Company’s directors and certain officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results.  The complaint also alleges that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste.  On August 9, 2017, the court granted an order to unseal this case and reveal Gary Merenstein as the plaintiff.

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Compliant, the Silva Complaint and the Merenstein Compliant under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs.   The parties agreed that the defendants in the Stockholder Class and Derivative Action shall have 60 days to answer or otherwise move to dismiss after the plaintiffs file a consolidated complaint with the court or designate an already filed complaint as the operative complaint.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Outstanding shares of our common stock, par value $.01 per share, are listed on the Nasdaq Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our common stock for each fiscal quarter from July 1, 2015 through June 30, 2017.

	Common Stock
	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
First Quarter	$55.35	$34.57	$70.65	$51.19
Second Quarter	$39.90	$34.38	$54.46	$38.12
Third Quarter	$40.99	$34.46	$41.78	$33.12
Fourth Quarter	$38.82	$31.60	$53.03	$40.50

Holders

As of September 6, 2017, there were 265 holders of record of our common stock.

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

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
April 1, 2017 - April 30, 2017	86	$37.09	—	—
May 1, 2017 - May 31, 2017	4,870	37.31	—	—
June 1, 2017 - June 30, 2017	3,063	36.56	—	250
Total	8,019	$37.02	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock-based compensation plans.

(2)
On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date.

Stock Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index, the S&P Smallcap 600 Index and the S&P Packaged Foods & Meats Index (in which we are included) for the period from June 30, 2012 through June 30, 2017. The comparison assumes $100 invested on June 30, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
6/12
6/13
6/14
6/15
6/16
6/17
The Hain Celestial Group, Inc.
S&P 500
S&P Smallcap 600
S&P Packaged Foods & Meats

*$100 invested on 6/30/12 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.        Selected Financial Data

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below, including the completion of several business combinations in recent years. Refer to Note 4, Acquisitions, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. Amounts are presented in thousands except per share amounts.

	Fiscal Year ended June 30,
	2017	2016	2015	2014	2013
Operating results:
Net sales	$2,853,111	$2,885,374	$2,609,613	$2,107,822	$1,705,975
Income from continuing operations (a)	$67,430	$47,429	$164,962	$131,551	$109,081
Loss from discontinued operations, net of tax	$—	$—	$—	$(1,629)	$(5,137)
Net income(a)	$67,430	$47,429	$164,962	$129,922	$103,944

Basic net income (loss) per common share (b):
From continuing operations	$0.65	$0.46	$1.62	$1.35	$1.18
From discontinued operations	—	—	—	(0.02)	(0.06)
Net income per common share - basic	$0.65	$0.46	$1.62	$1.33	$1.13

Diluted net income (loss) per common share (b):
From continuing operations	$0.65	$0.46	$1.60	$1.32	$1.15
From discontinued operations	—	—	—	(0.02)	(0.05)
Net income per common share - diluted*	$0.65	$0.46	$1.60	$1.30	$1.09

Financial position:
Working capital (c)	$534,287	$543,206	$537,440	$358,345	$271,355
Total assets (c)	$2,931,104	$3,008,080	$3,099,408	$2,943,814	$2,242,098
Long-term debt, less current portion	$740,304	$836,171	$812,608	$767,827	$653,464
Stockholders’ equity	$1,712,832	$1,664,514	$1,727,667	$1,580,825	$1,170,659
* Net income/(loss) per common share may not add in certain periods due to rounding

(a) Income from continuing operations and net income for fiscal 2017 included an impairment charge of $26.4 million related primarily to long-lived assets associated with the exit of certain portions of our own-label chilled desserts business in the United Kingdom segment and an impairment charge of $14.1 million on certain of the Company’s tradenames. Additionally, income from continuing operations and net income for fiscal 2017 were impacted by $29.6 million of accounting review costs. Income from continuing operations and net income for fiscal 2016 included a goodwill impairment charge of $84.5 million and an impairment charge of $39.7 million on certain of the Company’s tradenames. See Note 7, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(b) On December 29, 2014, we effected a two-for-one stock split of our common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All per share information has been retroactively adjusted to reflect the stock split.

(c) Upon adoption of Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, in fiscal year 2016 deferred tax assets and liabilities previously classified as current are presented as non-current. Fiscal years 2015, 2014, and 2013 have not been adjusted.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2017 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included in this review under the sub-heading, “Cautionary Note Regarding Forward Looking Information,” at the beginning of this Form 10-K.

Overview

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us,” and “our”) was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes.  Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service, channels and clubs, and drug and convenience stores in over 80 countries worldwide.

With a proven track record of strategic growth and profitability, the Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better BeanTM, BluePrint®, Celestial Seasonings®, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, WestSoy®, Yorkshire ProvenderTM, and Yves Veggie Cuisine®.  The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Project Terra

During fiscal 2016, the Company commenced a strategic review, which it called “Project Terra,” that resulted in the Company redefining its core platforms starting with the United States segment for future growth based upon consumer trends to create and inspire A Healthier Way of Life™.  The core platforms are defined by common consumer need, route-to-market or internal advantage and are aligned with the Company’s strategic roadmap to continue its leadership position in the organic and natural, “better-for-you” products industry. Beginning in fiscal 2017, those core platforms within the United States segment are:

•
Better-for-You Baby, which includes infant foods, infant and toddler formula, toddler and kids foods, diapers and wipe products that nurture and care for babies and toddlers, under the Earth’s Best® and Ella’s Kitchen® brands.

•	Better-for-You Pantry, which includes core consumer staples, such as MaraNatha®, Arrowhead Mills®, Imagine® and Spectrum Organics® brands.

•	Better-for-You Snacking, which includes wholesome products for in-between meals, such as Terra®, Sensible Portions® and Garden of Eatin’® brands.

•	Fresh Living, which includes yogurt, plant-based proteins and other refrigerated products, such as The Greek Gods® yogurt and Dream™ plant-based beverage brands.

•	Pure Personal Care, which includes personal care products focused on providing consumers with cleaner and gentler ingredients, such as JASON®, Live Clean®, Avalon Organics® and Alba Botanica® brands.

•	Tea, which includes tea products marketed under the Celestial Seasonings® brand.

Beginning in fiscal 2017, the Company launched Cultivate Ventures (“Cultivate”), a venture unit with a threefold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories such as BluePrint® cold-pressed juices, SunSpire® chocolates and DeBoles® pasta by giving these brands a dedicated, creative focus for refresh and relaunch; (ii) to incubate and grow small acquisitions until they reach the scale required to migrate to the Company’s core platforms; and (iii) to invest in concepts, products and technology that focus on health and wellness. Cultivate also includes Tilda® and Yves Veggie Cuisine®, global brands that have a growing presence in the United States.

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

Effective July 1, 2016, due to changes to the Company’s internal management and reporting structure resulting from the formation of Cultivate, certain brands previously included within the United States operating segment were moved to the Cultivate operating segment called Cultivate. As a result, the Company is now managed in eight operating segments: the United States (excluding Cultivate), United Kingdom, Tilda, HPPC, Empire, Canada, Europe and Cultivate. The United States, excluding Cultivate, is its own reportable segment. Cultivate is now combined with Canada and Europe and reported as Rest of World. There were no changes to the United Kingdom (which includes Tilda) and Hain Pure Protein (which includes HPPC and Empire) reportable segments. The prior period segment information contained below has been adjusted to reflect the Company’s new operating and reporting structure. See Note 1, Description of Business and Basis of Presentation, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details surrounding the formation of Cultivate.

Additionally, effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, will be moved to the United Kingdom reportable segment.
Acquisitions and Investments

We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of organic, natural and “better-for-you” product companies or product lines to be a part of our business strategy. During fiscal 2017, we acquired The Yorkshire Provender Ltd. (“Yorkshire Provender”), a leading provider of premium branded chilled soups in the United Kingdom for $16.1 million and Sonmundo, Inc. d/b/a The Better Bean Company (“Better Bean”), which offers prepared beans and bean-based dips sold in refrigerated tubs under the Better BeanTM brand, for $3.4 million.

Our business strategy is to integrate our brands under one management team within each operating segment and employ uniform marketing, sales and distribution programs when attainable. We believe that, by integrating our various brands, we will continue to achieve economies of scale and enhanced market penetration. We seek to capitalize on the equity of our brands and the distribution achieved through each of our acquired businesses with strategic introductions of new products that complement existing lines to enhance revenues and margins.

See Note 4, Acquisitions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. The Company did not repurchase any shares under this program in fiscal 2017, and accordingly, as of the end of fiscal 2017, we had $250 million of remaining capacity under our share repurchase program.

Results of Operations

Comparison of Fiscal Year ended June 30, 2017 to Fiscal Year ended June 30, 2016

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2017 and 2016 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year ended June 30,				Change in
	2017		2016		Dollars	Percentage
Net sales	$2,853,111	100.0%	$2,885,374	100.0%	$(32,263)	(1.1)%
Cost of sales	2,311,739	81.0%	2,271,243	78.7%	40,496	1.8%
Gross profit	541,372	19.0%	614,131	21.3%	(72,759)	(11.8)%
Selling, general and administrative expenses	331,763	11.6%	303,763	10.5%	28,000	9.2%
Amortization of acquired intangibles	18,402	0.6%	18,869	0.7%	(467)	(2.5)%
Acquisition related expenses, restructuring and integration charges	10,388	0.4%	13,391	0.5%	(3,003)	(22.4)%
Accounting review costs	29,562	1.0%	—	—	29,562	n/a
Goodwill impairment	—	—	84,548	2.9%	(84,548)	n/a
Long-lived asset and intangibles impairment	40,452	1.4%	43,200	1.5%	(2,748)	(6.4)%
Operating income	110,805	3.9%	150,360	5.2%	(39,555)	(26.3)%
Interest and other financing expense, net	21,274	0.7%	25,161	0.9%	(3,887)	(15.4)%
Other (income)/expense, net	388	—	16,543	0.6%	(16,155)	(97.7)%
Gain on fire insurance recovery	—	—	(9,752)	(0.3)%	9,752	n/a
Income before income taxes and equity in earnings of equity-method investees	89,143	3.1%	118,408	4.1%	(29,265)	(24.7)%
Provision for income taxes	21,842	0.8%	70,932	2.5%	(49,090)	(69.2)%
Equity in net loss (income) of equity-method investees	(129)	—	47	—	(176)	374.5%
Net income	$67,430	2.4%	$47,429	1.6%	$20,001	42.2%

Adjusted EBITDA	$275,405	9.7%	$379,062	13.1%	$(103,657)	(27.3)%

Net Sales

Net sales in fiscal 2017 were $2.85 billion, a decrease of $32.3 million, or 1.1%, from net sales of $2.89 billion in fiscal 2016. Foreign currency exchange rates negatively impacted net sales by $124.3 million as compared to the prior year. On a constant currency basis, net sales increased 3.2% from the prior year. The increase in net sales on a constant currency basis resulted primarily from the acquisition of Orchard House in December 2015, which accounted for approximately $163.9 million of net sales in fiscal 2017, as compared to $88.6 million in the prior year, as well as growth in the United Kingdom segment and Rest of World. This increase was offset in part by a realignment of customer inventories and stock keeping unit (“SKU”) rationalizations, as well as increased trade spend and competitive pricing actions taken in our United States segment.

Gross Profit

Gross profit in fiscal 2017 was $541.4 million, a decrease of $72.8 million, or 11.8%, from last year’s gross profit of $614.1 million. Foreign exchange rates resulted in decreased cost of goods sold of $101.2 million as compared to the prior year. Gross profit margin was 19.0%, a decrease of 230 basis points from the prior year. Gross profit was unfavorably impacted by pricing, trade investments, and customer sales mix, margin dilution from the acquisition of Orchard House, increased production costs in the United Kingdom, increased costs of purchases in non-functional currencies and increased startup costs in connection with our new FreeBird manufacturing facility at HPPC. Additionally, the prior year was impacted by a supply shortage within poultry farms in the Midwest, which favorably impacted sales volume and pricing at HPPC. The decrease in gross profit was offset in part by increased sales and operating efficiencies at our plant-based manufacturing facilities in Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $331.8 million, an increase of $28.0 million, or 9.2%, in fiscal 2017 from $303.8 million in fiscal 2016. Selling, general and administrative expenses were favorably impacted in the prior year due to reduced incentive compensation, savings from headcount reductions and other benefit cost savings that did not recur in fiscal 2017. Additionally, selling, general and administrative expenses in fiscal 2017 increased as a result of additional marketing spend in the United States, and increased professional fees at Corporate. Lastly, selling, general and administrative expenses also increased as a result of our acquisition of Orchard House, which we acquired at the end of the second quarter in fiscal 2016, and incremental costs associated with the closure of our Luton manufacturing facility in the United Kingdom. Selling, general and administrative expenses as a percentage of net sales was 11.6% in fiscal 2017 and 10.5% in the prior year, an increase of 110 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $18.4 million in fiscal 2017, a decrease of $0.5 million, or 2.5%, from $18.9 million in fiscal 2016. The decrease in amortization expense was primarily due to the impact of foreign currency exchange rates, partially offset by amortization related to intangibles acquired as a result of the Company’s recent acquisitions. See Note 7, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition related expenses, restructuring and integration charges of $10.4 million in fiscal 2017, which primarily related to professional fees associated with recent acquisitions, consulting fees incurred in connection with our execution of Project Terra and severance with respect to the United States segment and Corporate.

We incurred acquisition related expenses, restructuring and integration charges aggregating to $13.4 million in fiscal 2016, which consisted primarily of stamp duty and professional fees associated with the Orchard House and Mona acquisitions, severance costs for a recent internal restructuring, most of which occurred in the United States, and additional contingent consideration expense for our Belvedere acquisition.

Accounting Review Costs

Costs and expenses associated with the internal accounting review and the independent review by the Audit Committee and other related matters were $29.6 million in fiscal 2017, which related primarily to professional fees.

Goodwill Impairment

There were no goodwill impairment charges recorded during fiscal 2017. During the fourth quarter of fiscal 2016, we recorded a goodwill impairment charge of $82.6 million related to our Hain Daniels reporting unit in the United Kingdom. Additionally, as part of the acquisition of Orchard House and the related divestiture of certain portions of the Company’s own-label juice business, a goodwill impairment charge of $1.9 million was recorded during fiscal 2016. See Note 7, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Long-lived Asset and Intangibles Impairment

During the fourth quarter of fiscal 2017, we recorded a pre-tax impairment charge of $14.1 million ($7.6 million related to the United Kingdom segment and $6.5 million related to the United States segment) related to certain tradenames of the Company. Similarly, during the fourth quarter of fiscal 2016, we recorded a pre-tax impairment charge of $39.7 million ($20.9 million related to the United Kingdom segment and $18.8 million related to the United States segment) related to certain tradenames of the Company. See Note 7, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Additionally, during the fourth quarters of fiscal 2017 and 2016, the Company recorded long-lived asset impairment charges of $26.4 million and $3.5 million, respectively. The long-lived asset impairment charge of $26.4 million in fiscal 2017 primarily related to the decision to exit of certain portions of our own-label chilled desserts business in the United Kingdom. In fiscal 2016, the long-lived asset impairment charge of $3.5 million related to the divestiture of certain portions of our own-label juice business in connection with our acquisition of Orchard House in the United Kingdom (see Note 4, Acquisitions).

Operating Income

Operating income in fiscal 2017 was $110.8 million, a decrease of $39.6 million, or 26.3%, from $150.4 million in fiscal 2016. Operating income as a percentage of net sales was 3.9% in fiscal 2017 compared with 5.2% in fiscal 2016. The decrease in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $21.3 million in fiscal 2017, a decrease of $3.9 million, or 15.4%, from $25.2 million in the prior year. The decrease in interest and other financing expense, net resulted primarily from the conversion of our $150.0 million senior notes to our revolving credit facility in the fourth quarter of fiscal 2016. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other (Income)/Expense, net

Other (income)/expense, net totaled $0.4 million in fiscal 2017, a decrease of $16.2 million, or 97.7% from $16.5 million in the prior year. Included in other expense, net are net unrealized foreign currency losses, which were lower in the current year than the prior year principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany loans, offset by realized foreign currency gains related to the repayment of foreign currency denominated third-party debt.

Gain on Fire Insurance Recovery

The gain on fire insurance recovery of $9.8 million in fiscal 2016 was the result of fixed assets purchased with insurance proceeds that exceeded the net book value of fixed assets destroyed in the fire that occurred at our Tilda rice milling facility in the second quarter of fiscal 2015. See Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after tax earnings of our equity-method investees for the fiscal years ended June 30, 2017 and 2016 was $89.1 million and $118.4 million, respectively. The decrease was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $21.8 million in fiscal 2017 compared to $70.9 million in fiscal 2016.

Our effective income tax rate from continuing operations was 24.5% of pre-tax income in fiscal 2017 compared to 59.9% in fiscal 2016. The effective income tax rate in fiscal 2017 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017, which resulted in a $1.8 million decrease to the carrying balance of net deferred tax liabilities. The effective tax rate for fiscal 2017 was also favorably impacted by a $4.6 million benefit relating to the release of a portion of the Company’s uncertain tax positions as a result of the expiration of the statute of limitation. The effective tax rate in fiscal 2016 was unfavorably impacted primarily by the impairment of goodwill related to our Hain Daniels reporting unit in the United Kingdom for which there is no income tax benefit, net valuation allowances for intangibles and net operating losses, nondeductible unrealized foreign exchange losses, offset by the geographical mix of earnings. The effective tax rate for fiscal 2016 was favorably impacted by a reduction in the U.K. statutory tax rate enacted in the second quarter of 2016 resulting in a $4.9 million decrease in U.K. deferred tax liabilities, as well as a $4.2 million decrease for the reversal of prior year foreign exchange losses on the restructure of our U.K. debt obligations.

Our effective rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements. See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in the net loss (income) from our equity method investments for the fiscal year ended June 30, 2017 was $0.1 million compared to a loss of $0.05 million for the fiscal year ended June 30, 2016. See Note 13, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income

Net income for the fiscal years ended June 30, 2017 and 2016 was $67.4 million and $47.4 million, or $0.65 and $0.46 per diluted share, respectively. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $275.4 million and $379.1 million for the fiscal years ended June 30, 2017 and 2016, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the fiscal years ended June 30, 2017 and 2016:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Fiscal 2017 net sales	$1,191,262	$768,301	$509,606	$383,942	$—	$2,853,111
Fiscal 2016 net sales	$1,249,123	$774,877	$492,510	$368,864	$—	$2,885,374
$ change	$(57,861)	$(6,576)	$17,096	$15,078	n/a	$(32,263)
% change	(4.6)%	(0.8)%	3.5%	4.1%	n/a	(1.1)%

Fiscal 2017 operating income (loss)	$157,506	$39,749	$1,382	$32,010	$(119,842)	$110,805
Fiscal 2016 operating income (loss)	$203,481	$56,000	$31,558	$27,898	$(168,577)	$150,360
$ change	$(45,975)	$(16,251)	$(30,176)	$4,112	$48,735	$(39,555)
% change	(22.6)%	(29.0)%	(95.6)%	14.7%	(28.9)%	(26.3)%

Fiscal 2017 operating income margin	13.2%	5.2%	0.3%	8.3%	n/a	3.9%
Fiscal 2016 operating income margin	16.3%	7.2%	6.4%	7.6%	n/a	5.2%

United States

Our net sales in the United States in fiscal 2017 were $1.19 billion, a decrease of $57.9 million, or 4.6%, from net sales of $1.25 billion in fiscal 2016. Foreign currency exchange rates negatively impacted net sales by $14.0 million compared to the prior year due to the United Kingdom operations of Ella’s Kitchen, which is included in the United States segment. The sales decrease was primarily due to a realignment of customer inventories, the discontinuance of certain unprofitable SKUs as part of a product rationalization initiative implemented at the beginning of fiscal 2017, trade investments, and competitive pricing actions on certain products. Net sales in the prior year benefited from certain concessions provided to our largest distributors, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the period. Operating income in the United States in fiscal 2017 was $157.5 million, a decrease of $46.0 million, or 22.6%, from operating income of $203.5 million in fiscal 2016. The decrease in operating income was the result of the aforementioned items, as well as increased cost of purchases in non-functional currencies, incremental marketing spend and unfavorable customer sales mix.

United Kingdom

Our net sales in the United Kingdom in fiscal 2017 were $768.3 million, a decrease of $6.6 million, or 0.8%, from net sales of $774.9 million in fiscal 2016. Foreign currency exchange rates negatively impacted net sales by $106.7 million as compared to the prior year. The increase in net sales on a constant currency basis was due to net sales related to our acquisition of Orchard House, acquired in the second quarter of fiscal 2016, which accounted for $75.3 million of additional net sales in current year, as well as strong sales performance within the grocery and meat-free categories, offset in part by the sale of our own-label juice business in the first quarter of 2017. Operating income in the United Kingdom segment for fiscal 2017 was $39.7 million, a decrease of $16.3 million, or 29.0%, from $56.0 million in fiscal 2016. The decrease in operating income was due to the aforementioned items as well as the adverse impact of foreign currency exchange rates on certain raw materials costs and increased production costs caused by insufficient crop yields at Orchard House.

Hain Pure Protein

Our net sales in the Hain Pure Protein segment were $509.6 million in fiscal 2017, an increase of $17.1 million, or 3.5%, from net sales of $492.5 million in fiscal 2016. The increase in net sales was primarily due to increased volume and the mix of products sold, offset in part by price declines at HPPC as a result of our competitors recovering from a supply shortage within poultry farms in the Midwest, for which HPPC was not affected, which favorably impacted volume and pricing of turkey breast meat sales at HPPC in the prior year, as well as supply disruptions and production constraints at our turkey manufacturing facility at HPPC. Operating income in the segment for fiscal 2017 was $1.4 million, a decrease of $30.2 million, or 95.6%, from operating income of $31.6 million in the prior year. The decrease in operating income was primarily due to the aforementioned prior year supply shortage, production inefficiencies, and increased start-up costs in connection with our new FreeBird manufacturing facility.

Rest of World

Our net sales in the Rest of World were $383.9 million in fiscal 2017, an increase of $15.1 million, or 4.1%, from net sales of $368.9 million in fiscal 2016. Foreign currency exchange rates negatively impacted net sales by $3.6 million as compared to the prior year. The increase in net sales was primarily the result of increased sales in Europe related to our plant-based, private label beverage business as a result of our acquisition of Mona in the first quarter of fiscal 2016, as well as strong growth across many of our brands in Europe and Canada. This increase was partially offset by a decrease in net sales from the prior year period related to Cultivate sales. Operating income in the segment for fiscal 2017 was $32.0 million, an increase of $4.1 million, or 14.7%, from $27.9 million in fiscal 2016. Operating income increased primarily due to the aforementioned items above, as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe, offset by a decline in operating income related to Cultivate, driven by investments in branding and personnel.

Corporate and Other

The Corporate and Other category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges are included in Corporate and Other. Corporate and Other included $10.4 million and $12.1 million of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2017 and 2016, respectively. Additionally, the Corporate and Other category included accounting review costs of $29.6 million for the fiscal year ended June 30, 2017 and impairment charges of $40.5 million and $127.7 million for the fiscal years ended June 30, 2017 and 2016, respectively. Refer to Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Comparison of Fiscal Year ended June 30, 2016 to Fiscal Year ended June 30, 2015

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2016 and 2015 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year ended June 30,				Change in
	2016		2015		Dollars	Percentage
Net sales	$2,885,374	100.0%	$2,609,613	100.0%	$275,761	10.6%
Cost of sales	2,271,243	78.7%	2,046,758	78.4%	224,485	11.0%
Gross profit	614,131	21.3%	562,855	21.6%	51,276	9.1%
Selling, general and administrative expenses	303,763	10.5%	302,827	11.6%	936	0.3%
Amortization of acquired intangibles	18,869	0.7%	17,846	0.7%	1,023	5.7%
Acquisition related expenses, restructuring and integration charges	13,391	0.5%	7,316	0.3%	6,075	83.0%
Goodwill impairment	84,548	2.9%	—	—	84,548	n/a
Long-lived asset and intangibles impairment	43,200	1.5%	1,004	—	42,196	4,202.8%
Operating income	150,360	5.2%	233,862	9.0%	(83,502)	(35.7)%
Interest and other financing expense, net	25,161	0.9%	25,973	1.0%	(812)	(3.1)%
Other (income)/expense, net	16,543	0.6%	4,689	0.2%	11,854	252.8%
Gain on sale of business	—	—	(9,669)	(0.4)%	9,669	n/a
Gain on fire insurance recovery	(9,752)	(0.3)%	—	—	(9,752)	n/a
Income before income taxes and equity in earnings of equity-method investees	118,408	4.1%	212,869	8.2%	(94,461)	(44.4)%
Provision for income taxes	70,932	2.5%	48,535	1.9%	22,397	46.1%
Equity in net loss (income) of equity- method investees	47	—	(628)	—	675	107.5%
Net income	$47,429	1.6%	$164,962	6.3%	$(117,533)	(71.2)%

Adjusted EBITDA	$379,062	13.1%	$371,747	14.2%	$7,315	2.0%

Net Sales

Net sales in fiscal 2016 were $2.89 billion, an increase of $275.8 million, or 10.6%, from net sales of $2.61 billion in fiscal 2015.
Foreign currency exchange rates negatively impacted net sales by $69.2 million as compared to the prior year. On a constant currency basis, net sales increased 13.2% from the prior year. The sales increase primarily resulted from the acquisitions of Orchard House in December 2015, Mona in July 2015, Empire in March 2015 and Belvedere in February 2015, which collectively accounted for approximately $317.5 million of net sales in fiscal 2016 and $57.1 million in the prior year. Additionally, in the prior year period, sales were negatively impacted by $15.8 million of sales returns related to the voluntary nut butter recall announced in August 2014, which did not impact net sales in fiscal 2016.

Gross Profit

Gross profit in fiscal 2016 was $614.1 million, an increase of $51.3 million, or 9.1%, from gross profit of $562.9 million. The increase in gross profit in fiscal 2016 was due to the increased sales resulting from the aforementioned acquisitions as well as gross profit in fiscal 2015 being negatively impacted by $15.8 million of sales returns and $13.6 million of inventory write-offs and other cost of goods sold charges related to the voluntary nut butter recall in August 2014. Gross profit margin was 21.3% of sales, a decrease of 30 basis points year-over-year, when compared to gross profit margin in fiscal 2015 of 21.6%, which included the negative effect of the nut butter recall. Gross profit margin in fiscal 2016 was negatively impacted by foreign currency exchange rates, lower gross margins on acquisitions, competitive pricing on Spectrum coconut oils, BluePrint and certain HPPC products, factory start-up and chiller breakdown costs within our HPPC, as well as increased trade spending. This decline was partially offset by reduced start-up costs of $0.7 million with respect to certain lines in our chilled desserts factory in the United Kingdom in fiscal 2016 compared to $10.7 million in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $303.8 million, an increase of $0.9 million, or 0.3%, in fiscal 2016 from $302.8 million in fiscal 2015. Selling, general and administrative expenses increased primarily due to the incremental costs of $17.4 million brought on by the acquisitions of Orchard House, Mona and Empire and $4.7 million of incremental spend related to our packaging launch and transition of K-cup products from Keurig Green Mountain, as well as an increase in selling expenses at Tilda of $2.7 million. These increases were offset by $15.2 million of reduced incentive compensation, savings from current and prior years headcount reductions and other benefit cost savings. Additionally, the prior year included costs related to the nut butter voluntary recall of $4.9 million as well as $5.7 million of charges related to a legal settlement.  Selling, general and administrative expenses as a percentage of net sales was 10.5% in fiscal 2016 and 11.6% in the prior year, a decrease of 110 basis points, primarily attributable to the aforementioned items, as well as the achievement of additional operating leverage with the impact of acquisitions.

Amortization of Acquired Intangibles

Amortization of acquired intangibles in fiscal 2016 was $18.9 million, an increase of $1.0 million, or 5.7%, from $17.8 million in fiscal 2015. The increase in amortization expense was due to the intangibles acquired as a result of the Company’s recent acquisitions.

Acquisition Related Expenses, Restructuring and Integration Charges

We incurred acquisition related expenses, restructuring and integration charges aggregating to $13.4 million in fiscal 2016, which consisted primarily of stamp duty and professional fees associated with the Orchard House and Mona acquisitions, $6.7 million of severance costs for a recent internal restructuring, most of which occurred in the United States, and additional contingent consideration expense for our Belvedere acquisition of $1.5 million.

We incurred acquisition related expenses, restructuring and integration charges aggregating to $7.3 million in fiscal 2015, which primarily related to professional fees, severance and other transaction costs associated with the three acquisitions completed in fiscal 2015, as well as a portion of the total costs incurred to complete the acquisition of Mona, which occurred in July 2015. Additionally, we incurred $1.7 million of severance charges associated with the relocation of our BluePrint manufacturing facility, as well as for the outsourcing of our natural channel merchandising function.

Goodwill Impairment

During the fourth quarter of fiscal 2016, we recorded a goodwill impairment charge of $82.6 million related to our Hain Daniels reporting unit in the United Kingdom. Additionally, as part of the acquisition of Orchard House and the related divestiture of certain portions of the Company’s own-label juice business, a goodwill impairment charge of $1.9 million was recorded during fiscal 2016. See Note 7, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Long-lived Asset and Intangibles Impairment

During the fourth quarter of fiscal 2016, we recorded a pre-tax impairment charge of $39.7 million ($20.9 million related to the United Kingdom segment and $18.8 million related to the United States segment) related to certain tradenames of the Company. There were no tradename impairment charges recorded in fiscal 2015. See Note 7, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Additionally, during fiscal 2016 and 2015, the Company recorded long-lived asset impairment charges of $3.5 million and $1.0 million, respectively.

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

Other (Income)/Expense, net

Other (income)/expense, net totaled $16.5 million in fiscal 2016, an increase of $11.9 million, or 252.8% from $4.7 million of expense in the prior year. Included in other expense, net were net unrealized foreign currency losses, which were higher in the current year than the prior year principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany balances.

Gain on Sale of Business

The gain on sale of business for fiscal 2015 was the result of a $9.7 million non-cash gain on the Company’s pre-existing ownership interests in HPPC and Empire. See Note 4, Acquisitions, and Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. There were no such gains recorded during fiscal 2016.

Gain on Fire Insurance Recovery

The gain on fire insurance recovery of $9.8 million in fiscal 2016 was the result of fixed assets purchased with insurance proceeds that exceeded the net book value of fixed assets destroyed in the fire that occurred at our Tilda rice milling facility in the second quarter of fiscal 2015. See Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after-tax earnings of our equity-method investees for the fiscal years ended June 30, 2016 and 2015 was $118.4 million and $212.9 million, respectively. The year-over-year decrease was due to the items discussed above.

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

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements. See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in the net loss (income) from our equity-method investments for the fiscal year ended June 30, 2016 was essentially break-even compared to $0.6 million for the fiscal year ended June 30, 2015. See Note 13, Investments and Joint Ventures, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the fiscal years ended June 30, 2016 and 2015:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Fiscal 2016 net sales	$1,249,123	$774,877	$492,510	$368,864	$—	$2,885,374
Fiscal 2015 net sales	$1,253,156	$722,830	$337,197	$296,430	$—	$2,609,613
$ change	$(4,033)	$52,047	$155,313	$72,434	n/a	$275,761
% change	(0.3)%	7.2%	46.1%	24.4%	n/a	10.6%

Fiscal 2016 operating income	$203,481	$56,000	$31,558	$27,898	$(168,577)	$150,360
Fiscal 2015 operating income	$180,937	$44,985	$28,685	$22,327	$(43,072)	$233,862
$ change	$22,544	$11,015	$2,873	$5,571	$(125,505)	$(83,502)
% change	12.5%	24.5%	10.0%	25.0%	291.4%	(35.7)%

Fiscal 2016 operating income margin	16.3%	7.2%	6.4%	7.6%	n/a	5.2%
Fiscal 2015 operating income margin	14.4%	6.2%	8.5%	7.5%	n/a	9.0%

United States

Our net sales in the United States in fiscal 2016 were $1.25 billion, a decrease of $4.0 million, or 0.3%, from net sales of $1.25 billion in fiscal 2015. The sales decrease was principally driven by increased competition for our Rudi’s Organic Bakery, Inc. (“Rudi’s”), Spectrum and Earth’s Best brands, lower tea consumption related to a packaging change at Celestial Seasonings, as well as increased trade spend. Net sales were also negatively impacted by foreign currency exchange rates of $5.2 million as compared to the prior year. Sales decreases were partially offset by continued consumption growth in our Sensible Portions®, Terra® and Garden of Eatin’® snacking brands and Avalon Organics®, Alba Botanica®, and JASON® personal care brands. Both fiscal 2016 and fiscal 2015 net sales benefited from certain concessions provided to our largest distributors, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of each respective quarter. Operating income in the United States in fiscal 2016 was $203.5 million, an increase of $22.5 million, or 12.5%, from operating income of $180.9 million in fiscal 2015. Fiscal 2015 was negatively impacted by charges totaling $34.3 million for the voluntary nut butter recall. During fiscal 2016, due to increased competition, we experienced competitive pricing with both Spectrum coconut oils and BluePrint juices, margin compression at Rudi’s due to sales mix, additional costs related to packaging changes at Celestial Seasonings and restructuring charges. These increases in expenses in 2016 were partially offset by $10.7 million of savings from reductions in headcount and incentive compensation as well as reduced amortization charges.

United Kingdom

Our net sales in the United Kingdom in fiscal 2015 were $774.9 million, an increase of $52.0 million, or 7.2%, from net sales of $722.8 million in fiscal 2015. Foreign currency exchange rates negatively impacted net sales by $41.5 million as compared to the prior year. The increase in net sales was primarily due to the acquisition of Orchard House, acquired in the second quarter of fiscal 2016, which accounted for $88.6 million of net sales in current year, as well as growth in our chilled desserts business and incremental business in fruit and hot eating desserts, which was partially offset by decreased sales of a secondary rice brand. Operating income in the United Kingdom segment for fiscal 2016 was $56.0 million, an increase of $11.0 million, or 24.5%, from $45.0 million in fiscal 2015. The increase in operating income was due to the acquisition of Orchard House and a $9.9 million reduction of factory start-up costs at our chilled desserts facility in fiscal 2016 as compared to the prior year. Additionally, operating income increased at Tilda as a result of improved procurement of raw materials as compared to the prior year period.

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

Rest of World

Our net sales in the Rest of World were $368.9 million in fiscal 2016, an increase of $72.4 million, or 24.4%, from fiscal 2015. Foreign currency exchange rates negatively impacted net sales by $22.5 million as compared to the prior year. The sales increase was primarily the result of the acquisitions of Mona and Belvedere, which collectively accounted for $88.5 million of net sales in the period, as compared to $10.4 million in the prior year. Operating income in the segment for fiscal 2016 was $27.9 million, an increase of $5.6 million, or 25.0%, from $22.3 million in fiscal 2015. Operating income increased primarily as a result of the acquisitions of Mona in fiscal 2016 and Belvedere, which was acquired in the third quarter of fiscal 2015, offset by an increase in product costs of our United States dollar denominated purchases and the negative impact of foreign currency.

Corporate and Other

The Corporate and Other category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges are included in Corporate and Other. Corporate and Other included $12.1 million and $7.2 million of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2016 and 2015, respectively. Additionally, the Corporate and Other category included $127.7 million and $1.0 million of impairment charges for the fiscal years ended June 30, 2016 and 2015, respectively. Refer to Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash and cash equivalents balance increased $19.1 million at June 30, 2017 to $147.0 million compared to $127.9 million at June 30, 2016. Our working capital was $534.3 million at June 30, 2017, a decrease of $8.9 million from $543.2 million at the end of fiscal 2016.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, United Kingdom, Canada, Europe and India. It is the Company’s current intent to indefinitely reinvest its foreign earnings outside the United States. As of June 30, 2017, approximately 77.2% ($113.4 million) of the Company’s total cash balance was held outside of the United States. Although the majority of our consolidated cash balances are maintained outside of the United States, the Company’s current plans do not demonstrate a need to repatriate these balances to fund its U.S. operations. If these funds were to be needed for the Company’s operations in the United States, the Company may be required to record and pay significant U.S. income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2017, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year ended June 30
(amounts in thousands)	2017	2016	2015
Cash flows provided by (used in):
Operating activities	$216,624	$206,575	$185,482
Investing activities	(76,245)	(234,345)	(151,300)
Financing activities	(118,199)	69	17,167
Effect of exchange rate changes on cash	(3,114)	(11,295)	(8,178)
Net increase (decrease) in cash and cash equivalents	$19,066	$(38,996)	$43,171

Net cash provided by operating activities was $216.6 million for the fiscal year ended June 30, 2017, compared to $206.6 million provided in fiscal 2016 and $185.5 million in fiscal 2015. The increase in cash provided by operating activities in fiscal 2017 primarily resulted from an increase in cash provided by working capital, partially offset by a decrease in net income adjusted for non-cash charges.

In the fiscal year ended June 30, 2017, $76.2 million of cash was used in investing activities. We used $19.5 million, net, of cash acquired in connection with our acquisitions, which was principally associated with the acquisitions of Better Bean and Yorkshire Provender and $63.1 million for capital expenditures as discussed further below. We used cash in investing activities of $234.3 million during the fiscal year ended June 30, 2016, which was principally for the acquisitions of Orchard House and Mona, our investment in Chop’t and for capital expenditures. We used cash in investing activities of $151.3 million during the fiscal year ended June 30, 2015, principally for the acquisitions of HPPC, Empire and Belvedere and for capital expenditures.

Net cash of $118.2 million was used in financing activities for the fiscal year ended June 30, 2017. We had net repayments of $110.7 million funded primarily through cash flows from operations. Additionally, we paid $8.3 million during fiscal 2017 for stock repurchases to satisfy employee payroll tax withholdings and recognized $3.3 million of excess tax benefits from stock based compensation. Net cash of $0.1 million was provided by financing activities for the fiscal year ended June 30, 2016. We had net borrowings of $165.8 million which was primarily used to repay our $150 million of senior notes outstanding, as well as partially fund the acquisitions of Orchard House and Mona and our investment in Chop’t. Additionally, we paid $25.5 million during fiscal 2016 for stock repurchases to satisfy employee payroll tax withholdings and recognized $11.3 million of excess tax benefits from stock based compensation. During fiscal 2015, net cash of $17.2 million was provided by financing activities. We also had net borrowings of $49.0 million under our Credit Agreement, which was primarily used to fund the acquisition of Empire as well as subsequently repay HPPC’s acquired borrowings. We had net short-term borrowing repayments of $54.9 million, which were principally related to the aforementioned repayment of HPPC’s acquired borrowings as well as net repayments related to the timing of rice purchases. We had proceeds from exercises of stock options and restricted stock awards of $18.6 million and related excess tax benefits of $25.7 million. In addition, we paid $18.1 million during fiscal 2015 for stock repurchases to satisfy employee payroll tax withholdings.

Operating Free Cash Flow

Our operating free cash flow was $153.5 million for the fiscal year ended June 30, 2017, an increase of $24.2 million from the fiscal year ended June 30, 2016. The increase in operating free cash flow primarily resulted from a decrease in our capital expenditures of $14.2 million. This increase was also driven by a decrease in cash used to support working capital requirements of $129.1 million, offset in part by a decrease in net income adjusted for non-cash items. We expect that our capital spending for the next fiscal year will be approximately $75.0 million, and we may incur additional costs in connection with Project Terra. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to operating free cash flow.

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

On May 2, 2016, the Company utilized capacity under its existing revolving credit facility to redeem the $150.0 million of senior notes outstanding. As of June 30, 2017, there were $739.9 million of borrowings and letters of credit outstanding under the Credit Agreement and $260.1 million available, and the Company was deemed to be in compliance with all associated covenants due to certain limited waivers and extensions received by the Company in connection with its obligation to deliver timely financial information.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.7% at June 30, 2017). As of June 30, 2017, there was $7.8 million of borrowings outstanding under these arrangements.

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement is €12.5 million. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.1% (weighted average interest rate of approximately 1.1% at June 30, 2017).

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations including the Company’s historical strategy of pursuing accretive acquisitions.

We believe that our cash on hand of $147.0 million at June 30, 2017 as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2017 capital expenditures and other expected cash requirements for at least the next twelve months.

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

A reconciliation between reported and constant currency sales growth is as follows:

	Fiscal Year ended June 30,
(amounts in thousands)	2017		2016
Change in consolidated net sales	$(32,263)	(1.1)%	$275,761	10.6%
Impact of foreign currency exchange	124,319	4.3%	69,219	2.6%
Change in consolidated net sales on a constant-currency basis	$92,056	3.2%	$344,980	13.2%

Adjusted EBITDA

Adjusted EBITDA is defined as net income before income taxes, net interest expense, depreciation and amortization, impairment of long lived assets, equity in the earnings equity-method investees, stock based compensation, unrealized net foreign currency gains and losses, acquisition-related expenses, including integration and restructuring charges, reserves for litigation matters, start-up costs, and other non-recurring items. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net income to Adjusted EBITDA is as follows:

	Fiscal Year ended June 30
(amounts in thousands)	2017	2016	2015
Net income	$67,430	$47,429	$164,962
Provision for income taxes	21,842	70,932	48,535
Interest expense, net	18,446	22,231	23,174
Depreciation and amortization	68,697	65,622	57,380
Equity in net loss (income) of equity-method investees	(129)	47	(628)
Stock-based compensation	9,658	12,688	12,197
Long-lived asset and tradename impairment	40,452	43,200	1,004
Goodwill impairment	—	84,548	—
Unrealized currency loss	12,570	14,831	5,324
EBITDA	238,966	361,528	311,948

Acquisition, restructuring, integration, severance, and other charges	9,694	13,904	11,631
Chilled desserts contract related termination costs	2,583	—	—
HPPC production interruption related to chiller breakdown and factory start-up costs	—	4,705	—
Inventory costs for products discontinued or with redesigned packaging	5,359	3,050
Costs incurred due to co-packer default	—	770	—
U.K. deferred synergies due to CMA Board decision	918	949	—
U.K. factory start-up costs	—	743	11,407
U.S. warehouse consolidation project	—	623	—
Recall and other related costs	809	—	30,110
Accounting review costs	29,562	—	—
Litigation expenses	—	1,200	7,203
Celestial Seasonings marketing support and Keurig transition	—	1,000	—
Tilda fire insurance recovery costs and other start-up/integration costs	—	342	1,666
Luton closure costs	1,804	—	—
Gain on Tilda fire related fixes assets	—	(9,752)	—
Realized currency gain on repayment of GBP denominated debt	(14,290)	—	—
European non-dairy beverage withdrawal	—	—	2,187
Ashland factory and related expenses	—	—	4,146
Fakenham inventory allowance for fire	—	—	900
Foxboro roof collapse	—	—	532
Gain on pre-existing investment in HPPC and Empire	—	—	(9,669)
Gain on disposal of investment held for sale	—	—	(314)
Adjusted EBITDA	$275,405	$379,062	$371,747

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

A reconciliation from Cash flow provided by operating activities to operating free cash flow is as follows:

	Fiscal Year ended June 30,
(amounts in thousands)	2017	2016	2015
Cash flow provided by operating activities	$216,624	$206,575	$185,482
Purchase of property, plant and equipment	(63,120)	(77,284)	(51,217)
Operating free cash flow	$153,504	$129,291	$134,265
Contractual Obligations
Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2017 are as follows:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations (1)	$793,753	$27,609	$763,449	$2,397	$298
Operating lease obligations	101,836	18,771	27,446	17,917	37,702
Purchase obligations (2)	420,133	360,512	59,615	6	—
Other contractual obligations (3)	6,366	1,850	4,516	—	—
Total contractual obligations	$1,322,088	$408,742	$855,026	$20,320	$38,000

(1)	Including debt and interest.

(2)	Excludes amounts that may be payable upon termination to co-packers as we are not able to reasonably estimate such amounts.

(3)
Amounts primarily include contingent consideration arrangements and employment contracts. Additionally, as of June 30, 2017, we had non-current unrecognized tax benefits of $11.6 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.

We believe that our cash on hand of $147.0 million at June 30, 2017 as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2018 capital expenditures and other expected cash requirements for at least the next 12 months.

Off Balance Sheet Arrangements

At June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The policies below have been identified as the critical accounting policies we use which require us to make estimates and assumptions and exercise judgment that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting estimates; however, materially different amounts might be reported under different conditions or using assumptions, estimates or making judgments different from those that we have applied. Our critical accounting policies, including our methodology for estimates made and assumptions used, are as follows:

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

Management’s accounting review included consideration of certain side agreements and concessions provided to distributors in the United States in fiscal 2015 and 2016, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the quarter. It had been the Company’s policy to record revenue related to these distributors when title of the product transfers to the distributor. The Company concluded that its historical accounting policy for these distributors is appropriate as the sales price is fixed or determinable at the time ownership transfers to these distributors, based on the Company’s ability to make a reasonable estimate of future returns and certain concessions at the time of shipment.

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

Valuation of Accounts and Chargeback Receivable

We perform routine credit evaluations on existing and new customers. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While Wal-Mart Stores, Inc. and its affiliates, Sam’s Club and ASDA, together represented approximately 11% of accounts receivable, net at June 30, 2017, we believe there is no significant or unusual credit exposure at this time.

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

The accounting for the acquisitions we have made requires that the assets and liabilities acquired, as well as any contingent consideration that may be part of the agreement, be recorded at their respective fair values at the date of acquisition. This requires management to make significant estimates in determining the fair values, especially with respect to intangible assets, including estimates of expected cash flows, expected cost savings and the appropriate weighted average cost of capital. As a result of these significant judgments to be made, we occasionally obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Because the fair value and the estimated useful life of an intangible asset is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. See Note 4, Acquisitions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The Company completed its annual goodwill impairment analysis as of April 1, 2017, in conjunction with its budgeting and forecasting process for fiscal year 2018, and concluded that no indicators of impairment existed at any of its reporting units except for its Hain Daniels reporting unit, which is included in the United Kingdom segment. Based on the step one analysis performed, the Company concluded that the fair value of the Hain Daniels reporting unit was below its carrying value, indicating that the second step of the impairment test was necessary. Under the second step, the carrying value of the Hain Daniels reporting unit’s goodwill was compared to the implied fair value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. As a result of the allocation, less value was attributed to the other identifiable tangible and intangible assets, while the residual fair value of goodwill exceeded its carrying value by 20%. Accordingly, no goodwill impairment was recognized.

For the fiscal year ended June 30, 2016, the Company recognized a goodwill impairment charge of $82.6 million in its Hain Daniels reporting unit primarily as a result of lowered projected long-term revenue growth rates and profitability levels resulting from increased competition, changes in market trends and the mix of products sold.

As indicators of impairment existed within the Hain Daniels reporting unit, the Company performed an assessment of the recoverability for other long-lived assets, such as property, plant and equipment and finite-lived intangibles assets, namely customer relationships. The Company performed an assessment of the recoverability in accordance with the general valuation requirements set forth under ASC Topic 360 - Accounting for the Impairment of Long-Lived Assets. The result of this assessment indicated that no impairment existed for these assets.

Additionally, a goodwill impairment charge of $1.9 million was recognized during the fiscal year ended June 30, 2016, related to the divestiture of certain portions of the Company’s own-label juice business in connection with the Orchard House acquisition, which was sold in the first quarter of fiscal 2017. See Note 4, Acquisitions, for details.

Indefinite-lived intangible assets are evaluated on an annual basis, in conjunction with the Company’s evaluation of goodwill. In assessing fair value, the Company utilizes a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The result of this assessment indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $14.1 million ($7.6 million in the United Kingdom segment and $6.5 million in the United States segment) was recorded at June 30, 2017. For the fiscal year ended June 30, 2016, the Company recognized a tradename impairment charge of $39.7 million ($20.9 million in the United Kingdom segment and $18.8 million in the United States segment).

As of June 30, 2017, the carrying value of goodwill was $1.1 billion, of which $192.7 million related to the Hain Daniels reporting unit. As of the 2017 measurement, excluding the Hain Daniels reporting unit, the estimated fair value of each reporting unit exceeded its carrying value by at least 40%, with the exception of the Tilda reporting unit, whose fair value exceeded its carrying value by 12%. Holding all other assumptions used in the 2017 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit, other than the Hain Daniels reporting unit (which in this hypothetical example, would not result in an impairment in a step 2 analysis), to be in excess of the fair value. The fair value was based on significant management assumptions. If assumptions are not achieved or market conditions decline, potential impairment charges could result.

See also Note 7, Goodwill and Other Intangibles, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, for additional information.

There were no impairment charges were recorded during fiscal 2015.

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

Valuation Allowances for Deferred Tax Assets

Deferred tax assets arise when we recognize expenses in our financial statements that will be allowed as income tax deductions in future periods. Deferred tax assets also include unused tax net operating losses and tax credits that we are allowed to carry forward to future years. Accounting rules permit us to carry deferred tax assets on the balance sheet at full value as long as it is “more likely than not” that the deductions, losses or credits will be used in the future. A valuation allowance must be recorded against a deferred tax asset if this test cannot be met. Our determination of our valuation allowances are based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years.

We have deferred tax assets related to foreign net operating losses, primarily in the United Kingdom and to a lesser extent in Belgium, against which we have recorded valuation allowances. The losses in the United Kingdom were recorded prior to the acquisition of Daniels. The Company reversed its valuation allowance against its German net operating losses during fiscal 2017, as there is no longer sufficient negative evidence supporting the need for a valuation allowance and it is “more likely than not” that the Company will utilize such losses in the future. Under current tax law in these jurisdictions, our carryforward losses have no expiration. We also have deferred tax assets related to U.S. foreign tax credits and certain U.K. intangibles and other assets which are capital in nature, against which we have recorded valuation allowances. If the Company is able to realize any of these tax attributes in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance.
Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding recent accounting pronouncements.

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

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market funds or their equivalent. As of June 30, 2017, we had $733.7 million of variable rate debt outstanding under our Credit Agreement. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would impact net interest expense by approximately $5.9 million over the next fiscal year.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2017, approximately 41% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 40% of net sales in 2016 and 39% of net sales in 2015. These revenues, along with related expenses and capital purchases, were conducted in British Pounds Sterling, Euros, Indian Rupees and Canadian Dollars. Sales and operating income would have decreased by approximately $58.0 million and $2.1 million, respectively, if average foreign exchange rates had been lower by 5% against the United States dollar in fiscal 2017. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations. To reduce that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. We had approximately $7.9 million in notional amounts of forward contracts at June 30, 2017. See Note 14, Financial Instruments Measured at Fair Value, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-United States subsidiaries are translated into United States dollars at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Loss increased by $23.0 million during the fiscal year ended June 30, 2017.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as almonds, coconut oil, corn, dairy, fruit and vegetables, oils, rice, soybeans, oats and wheat, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2017. Based on our cost of goods sold during the fiscal year ended June 30, 2017, such a change would have resulted in an increase or decrease to cost of sales of approximately $160 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2017 and June 30, 2016
Consolidated Statements of Income - Fiscal Years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) - Fiscal Years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hain Celestial Group, Inc. and Subsidiaries at June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hain Celestial Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 13, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York

September 13, 2017

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND JUNE 30, 2016
(In thousands, except par values)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$146,992	$127,926
Accounts receivable, less allowance for doubtful accounts of $1,447 and $936, respectively	248,436	278,933
Inventories	427,308	408,564
Prepaid expenses and other current assets	52,045	84,811
Total current assets	874,781	900,234
Property, plant and equipment, net	370,511	389,841
Goodwill	1,059,981	1,060,336
Trademarks and other intangible assets, net	573,268	604,787
Investments and joint ventures	18,998	20,244
Other assets	33,565	32,638
Total assets	$2,931,104	$3,008,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,136	$251,712
Accrued expenses and other current liabilities	108,514	78,803
Current portion of long-term debt	9,844	26,513
Total current liabilities	340,494	357,028
Long-term debt, less current portion	740,304	836,171
Deferred income taxes	121,475	131,507
Other noncurrent liabilities	15,999	18,860
Total liabilities	1,218,272	1,343,566
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 107,989 and 107,479 shares, respectively; outstanding: 103,702 and 103,461 shares, respectively	1,080	1,075
Additional paid-in capital	1,137,724	1,123,206
Retained earnings	868,822	801,392
Accumulated other comprehensive loss	(195,479)	(172,111)
	1,812,147	1,753,562
Less: Treasury stock, at cost, 4,287 and 4,018 shares, respectively	(99,315)	(89,048)
Total stockholders’ equity	1,712,832	1,664,514
Total liabilities and stockholders’ equity	$2,931,104	$3,008,080
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED JUNE 30, 2017, 2016 AND 2015
(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2017	2016	2015
Net sales	$2,853,111	$2,885,374	$2,609,613
Cost of sales	2,311,739	2,271,243	2,046,758
Gross profit	541,372	614,131	562,855
Selling, general and administrative expenses	331,763	303,763	302,827
Amortization of acquired intangibles	18,402	18,869	17,846
Acquisition related expenses, restructuring and integration charges	10,388	13,391	7,316
Accounting review costs	29,562	—	—
Goodwill impairment	—	84,548	—
Long-lived asset and intangibles impairment	40,452	43,200	1,004
Operating income	110,805	150,360	233,862
Interest and other financing expense, net	21,274	25,161	25,973
Other (income)/expense, net	388	16,543	4,689
Gain on sale of business	—	—	(9,669)
Gain on fire insurance recovery	—	(9,752)	—
Income before income taxes and equity in earnings of equity-method investees	89,143	118,408	212,869
Provision for income taxes	21,842	70,932	48,535
Equity in net loss (income) of equity-method investees	(129)	47	(628)
Net income	$67,430	$47,429	$164,962

Net income per common share:
Basic	$0.65	$0.46	$1.62
Diluted	$0.65	$0.46	$1.60

Shares used in the calculation of net income per common share:
Basic	103,611	103,135	101,703
Diluted	104,248	104,183	103,421
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FISCAL YEARS ENDED JUNE 30, 2017, 2016 AND 2015
(In thousands)

	Fiscal Year Ended June 30, 2017			Fiscal Year Ended June 30, 2016			Fiscal Year Ended June 30, 2015
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$67,430			$47,429			$164,962

Other comprehensive income (loss):
Foreign currency translation adjustments	$(22,951)	$—	(22,951)	$(129,874)	$—	(129,874)	$(106,790)	$4,416	(102,374)
Change in deferred gains (losses) on cash flow hedging instruments	(411)	32	(379)	(788)	261	(527)	2,093	(512)	1,581
Change in unrealized gain (loss) on available for sale investment	(53)	15	(38)	(129)	50	(79)	(1,575)	669	(906)
Total other comprehensive (loss) income	$(23,415)	$47	$(23,368)	$(130,791)	$311	$(130,480)	$(106,272)	$4,573	$(101,699)

Total comprehensive income (loss)			$44,062			$(83,051)			$63,263
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2017, 2016 AND 2015
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2014	103,143	$1,031	$970,817	$589,001	2,906	$(40,092)	$60,068	$1,580,825
Net income				164,962				164,962
Other comprehensive income							(101,699)	(101,699)
Issuance of common stock pursuant to compensation plans	1,968	20	26,065					26,085
Issuance of common stock in connection with acquisitions	730	7	34,129					34,136
Stock based compensation income tax effects			29,219					29,219
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					323	(18,058)		(18,058)
Stock based compensation expense			12,197					12,197
Balance at June 30, 2015	105,841	$1,058	$1,072,427	$753,963	3,229	$(58,150)	$(41,631)	$1,727,667
Net income				47,429				47,429
Other comprehensive loss							(130,480)	(130,480)
Issuance of common stock pursuant to compensation plans	1,398	14	9,749		151	(5,363)		4,400
Issuance of common stock in connection with acquisitions	240	3	16,305					16,308
Stock based compensation income tax effects			12,037					12,037
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					638	(25,535)		(25,535)
Stock based compensation expense			12,688					12,688
Balance at June 30, 2016	107,479	$1,075	$1,123,206	$801,392	4,018	$(89,048)	$(172,111)	$1,664,514

Continued on next page

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2017, 2016 AND 2015
(In thousands, except par values)

Continued from previous page

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2016	107,479	$1,075	$1,123,206	$801,392	4,018	$(89,048)	$(172,111)	$1,664,514
Net income				67,430				67,430
Other comprehensive loss							(23,368)	(23,368)
Issuance of common stock pursuant to compensation plans	510	5	1,995		52	(1,999)		1
Stock based compensation income tax effects			2,865					2,865
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					217	(8,268)		(8,268)
Stock based compensation expense			9,658					9,658
Balance at June 30, 2017	107,989	$1,080	$1,137,724	$868,822	4,287	$(99,315)	$(195,479)	$1,712,832
Note: The common stock and additional paid-in capital amounts and the treasury shares for the fiscal year ended June 30, 2014 have been retroactively adjusted to reflect a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend.

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2017, 2016 AND 2015
(In thousands)

	Fiscal Year Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,430	$47,429	$164,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,697	65,622	57,380
Deferred income taxes	(10,456)	33,093	(2,667)
Equity in net (income) loss of equity-method investees	(129)	47	(628)
Stock based compensation	9,658	12,688	12,197
Contingent consideration expense	—	1,511	(253)
Gains on fire insurance recovery and other, net	—	(8,058)	—
Gains on pre-existing ownership interests in HPPC and Empire	—	—	(9,669)
Impairment charges	40,452	127,748	—
Other non-cash items, net	459	15,038	(1,434)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	27,675	(12,886)	(19,582)
Inventories	(20,968)	(15,739)	(30,465)
Other current assets	32,637	(22,534)	(15,308)
Other assets and liabilities	(5,637)	3,281	(3,964)
Accounts payable and accrued expenses	6,806	(40,665)	34,913
Net cash provided by operating activities	216,624	206,575	185,482

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(19,544)	(157,061)	(104,633)
Purchases of property and equipment	(63,120)	(77,284)	(51,217)
Proceeds from sale of assets and other	6,419	—	4,550
Net cash used in investing activities	(76,245)	(234,345)	(151,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	—	—	18,643
Borrowings under bank revolving credit facility	90,000	323,904	92,000
Repayments under bank revolving credit facility	(181,203)	(145,053)	(43,049)
Repayments of senior notes	—	(150,000)	—
Repayments of other debt, net	(19,528)	(13,017)	(54,853)
Excess tax benefits from stock based compensation	3,298	11,317	25,701
Acquisition related contingent consideration	(2,498)	(1,547)	(3,217)
Shares withheld for payment of employee payroll taxes	(8,268)	(25,535)	(18,058)
Net cash (used in) provided by financing activities	(118,199)	69	17,167

Effect of exchange rate changes on cash	(3,114)	(11,295)	(8,178)

Net increase/(decrease) in cash and cash equivalents	19,066	(38,996)	43,171
Cash and cash equivalents at beginning of year	127,926	166,922	123,751
Cash and cash equivalents at end of year	$146,992	$127,926	$166,922
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except par values and per share data)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

The Hain Celestial Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us,” and “our”) was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes.  Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

With a proven track record of strategic growth and profitability, the Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better BeanTM, BluePrint®, Celestial Seasonings®, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire ProvenderTM and Yves Veggie Cuisine®.  The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

During fiscal year 2016, the Company commenced a strategic review, which it called “Project Terra,” that resulted in the Company redefining its core platforms, starting with the United States segment, for future growth based upon consumer trends to create and inspire A Healthier Way of Life™. In addition, beginning in fiscal year 2017, the Company launched Cultivate Ventures (“Cultivate”), a venture unit with a threefold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories such as BluePrint® cold-pressed juices, SunSpire® chocolates and DeBoles® pasta by giving those products a dedicated, creative focus for refresh and relaunch; (ii) to incubate small acquisitions until they reach the scale for the Company’s core platforms; and (iii) to invest in concepts, products and technology that focus on health and wellness. Cultivate also includes Tilda® and Yves Veggie Cuisine®, which are global brands that have a growing presence in the United States. See Note 17, Segment Information, for information on the Company’s operating and reportable segments and the effect the formation of Cultivate had thereon.

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

Unless otherwise indicated, references in these consolidated financial statements to 2017, 2016 and 2015 or “fiscal” 2017, 2016 and 2015 or other years refer to our fiscal year ended June 30 of that respective year and references to 2018 or “fiscal” 2018 refer to our fiscal year ending June 30, 2018.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

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

Management’s accounting review included consideration of certain side agreements and concessions provided to distributors in the United States in fiscal 2015 and 2016, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the quarter. It had been the Company’s policy to record revenue related to these distributors when title of the product transfers to the distributor. The Company concluded that its historical accounting policy for these distributors was appropriate as the sales price is fixed or determinable at the time ownership transfers to these distributors, based on the Company’s ability to make a reasonable estimate of future returns and certain concessions at the time of shipment.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

The Company routinely performs credit evaluations on existing and new customers. The Company applies reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also applies an additional reserve based on the experience the Company has with its trade receivables aging categories. Credit losses have been within the Company’s expectations in recent years. While one of the Company’s customers represented approximately 11% and 10% of trade receivables balances as of June 30, 2017 and 2016, the Company believes there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, the Company estimates the amount of unauthorized deductions customers have taken that we expect will be collected and repaid in the near future and records a chargeback receivable. Differences between estimated collectible receivables and actual collections are recognized in earnings in the period such differences are determined.

During the fiscal years ended June 30, 2017, 2016 and 2015, sales to one customer and its affiliates approximated 10% of consolidated net sales. Sales to a second customer and its affiliates approximated 9%, 10% and 11% during the fiscal years ended June 30, 2017, 2016, and 2015, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease term (for leasehold improvements), whichever is shorter. The Company believes the useful lives assigned to our property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. The Company’s manufacturing plants and distribution centers, and their related assets, are reviewed when impairment indicators are present by analyzing underlying cash flow projections. The Company believes no impairment of the carrying value of such assets exists other than what is disclosed in Note 6, Property, Plant and Equipment, Net. Ordinary repairs and maintenance costs are expensed as incurred. The Company utilizes the following ranges of asset lives:

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

See Note 7, Goodwill and Other Intangible Assets, for information on goodwill and intangibles impairment charges.

Cost of Sales

Included in cost of sales are the cost of products sold, including the costs of raw materials and labor and overhead required to produce the products, warehousing, distribution, supply chain costs, as well as costs associated with shipping and handling of our inventory.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company's international operations are reported as a component of Accumulated other comprehensive loss in the Company’s consolidated balance sheets. Gains and losses arising from intercompany foreign currency transactions that are of a long-term nature are reported in the same manner as translation adjustments.

Gains and losses arising from intercompany foreign currency transactions that are not of a long-term nature and certain transactions of the Company’s subsidiaries which are denominated in currencies other than the subsidiaries’ functional currency are recognized as incurred in Other (income)/expense, net in the Consolidated Statements of Income.

Gain on Recovery of Insurance Proceeds

On October 25, 2014, a fire occurred at our Tilda rice milling facility in the United Kingdom. As a result, the Company recognized a gain of $9,752, representing the excess of the insurance proceeds over the net book value of fixed assets destroyed in the fire. As of June 30, 2016, the Company recorded a receivable of $4,234, representing the final settlement of the claim. The receivable is included in “Prepaid Expenses and Other Current Assets” on the Company’s Consolidated Balance Sheet, and the amount was collected in the first quarter of fiscal 2017. The milling facility was fully functional at the end of the third quarter of fiscal 2016.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $10,149 in fiscal 2017, $11,354 in fiscal 2016 and $10,271 in fiscal 2015, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $33,053 in fiscal 2017, $26,968 in fiscal 2016 and $26,061 in fiscal 2015. Such costs are expensed as incurred.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2017 and 2016, the Company had $21,800 and $20,706, respectively, invested in money market funds, which are classified as cash equivalents. At June 30, 2017 and 2016, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under our credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

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

Stock-Based Compensation

The Company has employee and director stock-based compensation plans. The fair value of employee stock options is determined on the date of grant using the Black-Scholes option pricing model. The Company has used historical volatility in its estimate of expected volatility. The expected life represents the period of time (in years) for which the options granted are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve. The fair value of restricted stock awards is equal to the market value of the Company’s common stock on the date of grant or is estimated using a Monte Carlo simulation if the award contains a market condition.

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

See Note 6, Property, Plant and Equipment, Net for information on long-lived asset impairment charges.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2017, the FASB (“Financial Accounting Standards Board”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the potential effects of adopting the provisions of ASU 2017-09.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control. ASU 2016-17 changes how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a variable interest entity (“VIE”). ASU 2016-17 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of the provisions of ASU 2016-17 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The equity method investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of the provisions of ASU 2016-07 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. Under ASU 2016-05, the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Entities may apply the guidance prospectively or on a modified retrospective basis. The adoption of the provisions of ASU 2016-05 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB has issued various additional ASUs clarifying and amending this new revenue guidance. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the provisions of ASU No. 2014-09 and assessing the impact on its financial statements. As part of our assessment work-to-date, we have formed an implementation work team, begun training on the new ASU’s revenue recognition model and are beginning to review our customer contracts. We are also evaluating the impact of the new standard on certain common practices currently employed by the Company and by other manufacturers of consumer products, such as slotting fees, co-operative advertising, rebates and other pricing allowances, merchandising funds and consumer coupons. We have not yet determined if the full retrospective or modified retrospective method will be applied.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended June 30,
	2017	2016	2015
Numerator:
Net income	$67,430	$47,429	$164,962

Denominator:
Basic weighted average shares outstanding	103,611	103,135	101,703
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	637	1,048	1,718
Diluted weighted average shares outstanding	104,248	104,183	103,421

Net income per common share:
Basic	$0.65	$0.46	$1.62
Diluted	$0.65	$0.46	$1.60

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

There were 271, 282 and 107 stock based awards excluded from our diluted earnings per share calculations for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Additionally, 12 restricted stock awards were excluded from our diluted earnings per share calculation for the fiscal year ended June 30, 2017, as such awards were antidilutive. There were no antidilutive awards excluded from our diluted earnings per share calculations for the fiscal years ended June 30, 2016 and 2015.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. The Company did not repurchase any shares under this program in fiscal 2017, and accordingly, as of the end of fiscal 2017, we had $250,000 of remaining capacity under our share repurchase program.

4.    ACQUISITIONS

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges” in the Consolidated Statements of Income. Acquisition-related costs of $2,035, $3,724 and $5,731 were expensed in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The expenses incurred primarily related to professional fees and other transaction related costs associated with our recent acquisitions.

Fiscal 2017

On June 19, 2017, the Company acquired Sonmundo, Inc. d/b/a The Better Bean Company (“Better Bean”), which offers prepared beans and bean-based dips sold in refrigerated tubs under the Better BeanTM brand. Consideration for the transaction consisted of cash, net of cash acquired, totaling $3,434. Additionally, contingent consideration of up to a maximum of $4,000 is payable based on the achievement of specified operating results over the three year period following the closing date. Better Bean is included in our Cultivate operating segment, which is part of Rest of World. Net sales and income before income taxes attributable to the Better Bean acquisition and included in our consolidated results were less than 1% of consolidated results.

On April 28, 2017, the Company acquired The Yorkshire Provender Limited (“Yorkshire Provender”), a producer of premium branded soups based in North Yorkshire in the United Kingdom. Yorkshire Provender supplies leading retailers, on-the-go food outlets and food service providers in the United Kingdom. Consideration for the transaction consisted of cash, net of cash acquired, totaling £12,465 (approximately $16,110 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results at the end of the three year period following the closing date. Yorkshire Provender is included in our United Kingdom operating and reportable segment. Net sales and income before income taxes attributable to Yorkshire Provender and included in our consolidated results were less than 1% of consolidated results.

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $7,045 with a weighted average estimated useful life of 14 years and trade names valued at $3,673 with indefinite lives. The acquisition resulted in goodwill, which represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products and to expand sales of the Company’s existing products into new regions. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

Fiscal 2016

On December 21, 2015, the Company acquired Orchard House Foods Limited (“Orchard House”), a leader in pre-cut fresh fruit, juices, fruit desserts and ingredients with facilities in Corby and Gateshead in the United Kingdom.  Orchard House supplies leading retailers, on-the-go food outlets, food service providers and manufacturers in the United Kingdom. Consideration for the transaction consisted of cash, net of cash acquired, totaling £76,923 (approximately $114,113 at the transaction date exchange rate). The acquisition was funded with borrowings under the Credit Agreement (as defined in Note 9, Debt and Borrowings). Additionally, contingent consideration of up to £3,000 was potentially payable to the sellers based on the outcome of a review by the Competition and Markets Authority (“CMA”) in the United Kingdom. As a result of this review, the Company agreed to divest certain portions of its own-label juice business in the fourth quarter of fiscal 2016. On September 15, 2016, the contingent consideration obligation referenced above was settled in the amount of £1,500. Orchard House is included in the United Kingdom operating and reportable segment. Net sales and income before income taxes attributable to the Orchard House acquisition and included in our consolidated results were $88,580 and $4,622, respectively, for the fiscal year ended June 30, 2016.

On July 24, 2015, the Company acquired Formatio Beratungs- und Beteiligungs GmbH and its subsidiaries (“Mona”), a leader in plant-based foods and beverages with facilities in Germany and Austria. Mona offers a wide range of organic and natural products under the Joya® and Happy® brands, including soy, oat, rice and nut based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products, sold to leading retailers in Europe, primarily in Austria and Germany and eastern European countries. Consideration for the transaction consisted of cash, net of cash acquired, totaling €22,753 (approximately $24,948 at the transaction date exchange rate) and 240 shares of the Company’s common stock valued at $16,308. Also included in the acquisition was the assumption of net debt totaling €16,252. The cash portion of the purchase price was funded with borrowings under our Credit Agreement. Mona is included in the Europe operating segment which is part of Rest of World. Net sales and income before income taxes attributable to the Mona acquisition and included in our consolidated results were $58,767 and $3,464, respectively, for the fiscal year ended June 30, 2016.

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $58,726 with a weighted average estimated useful life of 15 years and trade names valued at $10,965 with indefinite lives. The acquisition resulted in goodwill, which represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products and to expand sales of the Company’s existing products into new regions. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the fiscal years ended June 30, 2016 and 2015, as if the acquisitions of Orchard House, Mona, Hain Pure Protein Corporation (“HPPC”), Belvedere International, Inc. (“Belvedere”), and EK Holdings, Inc. (“Empire”) had been completed at the beginning of fiscal 2015 (see below for acquisitions that occurred in fiscal 2015). The information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

	Fiscal Year Ended June 30,
	2016	2015
Net sales from continuing operations	$2,973,872	$2,947,536
Net income from continuing operations	$51,270	$177,435
Net income per common share from continuing operations - diluted	$0.49	$1.71

Fiscal 2015

On July 17, 2014, the Company acquired the remaining 51.3% of HPPC that it did not already own, at which point HPPC became a wholly-owned subsidiary. HPPC processes, markets and distributes antibiotic-free, organic and other poultry products. HPPC held a 19% interest in Empire, which grows, processes and sells kosher poultry and other products. Consideration in the transaction consisted of cash totaling $20,310, net of cash acquired, and 463 shares of the Company’s common stock valued at $19,690. The cash consideration paid was funded with then-existing cash balances. Additionally, HPPC’s existing bank borrowings were repaid on September 30, 2014 with proceeds from borrowings under the Credit Agreement . The carrying amount of the pre-existing 48.7% investment in HPPC as of June 30, 2014 was $29,327. Due to the acquisition of the remaining 51.3% of HPPC, the Company adjusted the carrying amount of its pre-existing investment to its fair value. This resulted in a gain of $6,747 recorded in “Gain on sale of business” in the Consolidated Statements of Income. HPPC is its own operating segment which is part of the Hain Pure

Protein reportable segment. Net sales and income before income taxes attributable to the HPPC acquisition and included in our consolidated results were $290,593 and $26,649 respectively, for the fiscal year ended June 30, 2015.

On February 20, 2015, the Company acquired Belvedere, a leader in health and beauty care products including the Live Clean® brand with approximately 200 baby, body and hair care products as well as several mass market brands sold primarily in Canada and manufactured in a company facility in Mississauga, Ontario, Canada. Consideration in the transaction consisted of cash totaling C$17,454 ($13,988 at the transaction date exchange rate), net of cash acquired, which included debt that was repaid at closing, and was funded with then-existing cash balances. Additionally, contingent consideration of up to a maximum of C$4,000 was payable based on the achievement of specified operating results during the two consecutive one-year periods following the closing date. In both the fourth quarter of fiscal 2017 and 2016, the Company paid C$2,000 in settlement of the Belvedere contingent consideration obligation. Belvedere is included in our Canada operating segment, which is part of Rest of World. Net sales and income before income taxes attributable to the Belvedere acquisition and included in our consolidated results were less than 1% of consolidated results.

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

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $15,903 with a weighted average estimated useful life of 11 years, a patent valued at $1,700 with an estimated life of 9 years, and trade names valued at $43,747 with indefinite lives. The acquisition resulted in goodwill, which represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of the acquired business’ products. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

The following table provides unaudited pro forma results of continuing operations for the fiscal years ended June 30, 2015, as if the acquisitions completed in fiscal 2015 (HPPC, Belvedere and Empire) had been completed at the beginning of fiscal year 2015. The information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results, which include amortization expense associated with acquired identifiable intangible assets and the impact of reversing our previously recorded equity in HPPC’s net income as prior to the date of acquisition, HPPC was accounted for under the equity-method of accounting.

Fiscal Year Ended June 30, 2015
Net sales from continuing operations	$2,718,466
Net income from continuing operations	$168,196
Net income per common share from continuing operations - diluted	$1.63

5.    INVENTORIES

Inventories consisted of the following:

	June 30, 2017	June 30, 2016
Finished goods	$264,148	$238,184
Raw materials, work-in-progress and packaging	163,160	170,380
	$427,308	$408,564

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2017	June 30, 2016
Land	$33,930	$35,825
Buildings and improvements	116,723	102,086
Machinery and equipment	350,689	358,362
Computer hardware and software	51,486	48,829
Furniture and fixtures	15,993	14,165
Leasehold improvements	29,296	28,471
Construction in progress	16,119	14,495
	614,236	602,233
Less: Accumulated depreciation and amortization	243,725	212,392
	$370,511	$389,841

Depreciation and amortization expense for the fiscal years ended June 30, 2017, 2016, and 2015 was $40,824, $38,124 and $32,293, respectively.

In the fourth quarter of fiscal 2017, the Company determined that it was more likely than not that certain fixed assets at one of its manufacturing facilities in the United Kingdom would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to exit its own-label chilled desserts business over the next twelve months. As such, the Company recorded a $23,712 non-cash impairment charge related to the long-lived assets associated with the own-label chilled desserts business to their estimated fair values, which was equal to its salvage value. Additionally, the Company recorded a $2,661 non-cash impairment charge related to fixed assets in the United States.

In fiscal 2016, the Company recorded a $3,476 non-cash impairment charge related to long-lived assets associated with the divestiture of certain portions of its own-label juice business in connection with its acquisition of Orchard House in the United Kingdom and $1,004 in fiscal 2015 related to leasehold improvements due to the relocation of our New York based BluePrint manufacturing facility.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2015 (a):	$610,745	$420,721	$41,970	$62,242	$1,135,678
Acquisitions	—	57,019	(881)	20,674	76,812
Impairment charge	—	(84,548)	—	—	(84,548)
Translation and other adjustments, net	(5,043)	(60,631)	—	(1,932)	(67,606)
Balance as of June 30, 2016 (b):	605,702	332,561	41,089	80,984	1,060,336
Acquisitions	3,083	6,962	—	—	10,045
Reallocation of goodwill between reporting units	(16,377)	—	—	16,377	—
Translation and other adjustments, net	(992)	(10,388)	—	980	(10,400)
Balance as of June 30, 2017 (b):	$591,416	$329,135	$41,089	$98,341	$1,059,981

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

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2017, in conjunction with its budgeting and forecasting process for fiscal year 2018, and concluded that no indicators of impairment existed at any of its reporting units except for its Hain Daniels reporting unit, which is included in the United Kingdom segment. Based on the step one analysis performed, the Company concluded that the fair value of the Hain Daniels reporting unit was below its carrying value, indicating that the second step of the impairment test was necessary. Under the second step, the carrying value of the Hain Daniels reporting unit’s goodwill was compared to the implied fair value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. As a result of the allocation, less value was attributed to the other identifiable tangible and intangible assets, and the residual fair value of goodwill exceeded its carrying value by 20%. Accordingly, no goodwill impairment was recognized.

As indicators of impairment existed within the Hain Daniels reporting unit, the Company performed an assessment of the recoverability for other long-lived assets, such as property, plant and equipment and finite-lived intangibles assets, namely customer relationships. The Company performed an assessment of the recoverability in accordance with the general valuation requirements set forth under ASC Topic 360 - Accounting for the Impairment of Long-Lived Assets. The result of this assessment indicated that no impairment existed for these assets.

For the fiscal year ended June 30, 2016, the Company recognized a goodwill impairment charge of $82,614 in its Hain Daniels reporting unit primarily as a result of lowered projected long-term revenue growth rates and profitability levels resulting from increased competition, changes in market trends and the mix of products sold. Additionally, a goodwill impairment charge of $1,934 was recognized during the fiscal year ended June 30, 2016 related to the divestiture of certain portions of the Company’s own-label juice business in connection with the Orchard House acquisition, which was sold in the first quarter of fiscal 2017. See Note 4, Acquisitions, for details.

Additions during the fiscal year ended June 30, 2017 were due to the acquisitions of Better Bean and Yorkshire Provender on June 19, 2017 and April 28, 2017, respectively. The additions during fiscal year ended June 30, 2016 were due to the acquisitions of Orchard House and Mona on December 21, 2015 and July 24, 2015, respectively.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	June 30, 2017	June 30, 2016
Non-amortized intangible assets:
Trademarks and tradenames (a)	$424,817	$441,140
Amortized intangible assets:
Other intangibles	247,712	245,040
Less: accumulated amortization	(99,261)	(81,393)
Net carrying amount	$573,268	$604,787

(a) The gross carrying value of trademarks and tradenames is reflected net of $60,202 and $46,123 of accumulated impairment charges for the fiscal years ended June 30, 2017 and 2016, respectively.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trade names and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The result of this assessment for the year ended June 30, 2017 indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $14,079 ($7,579 in the United Kingdom segment and $6,500 in the United States segment) was recognized during the fiscal year ended June 30, 2017. During the fiscal year ended June 30, 2016, an impairment charge of $39,724 ($20,932 in the United Kingdom segment and $18,792 in the United States segment) related to certain of the Company’s tradenames was recognized. There were no impairment charges recorded in fiscal 2015 related to indefinite-lived intangible assets.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are being amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Fiscal Year ended June 30,
	2017	2016	2015
Amortization of intangible assets	$18,402	$18,869	$17,846

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year ending June 30,
	2018	2019	2020	2021	2022
Estimated amortization expense	$18,385	$16,129	$14,748	$14,306	$14,210

The weighted average remaining amortization period of amortized intangible assets is 10.3 years.

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	June 30, 2016
Payroll, employee benefits and other administrative accruals	$70,740	$43,774
Freight and warehousing accruals	20,294	16,007
Selling and marketing related accruals	9,785	9,826
Other accruals	7,695	9,196
	$108,514	$78,803

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	June 30, 2017	June 30, 2016
Credit Agreement borrowings payable to banks	$733,715	$827,860
Tilda short-term borrowing arrangements	7,761	19,121
Other borrowings	8,672	15,703
	750,148	862,684
Short-term borrowings and current portion of long-term debt	9,844	26,513
Long-term debt, less current portion	$740,304	$836,171

Credit Agreement

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1,000,000 unsecured revolving credit facility which may be increased by an additional uncommitted $350,000, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants usual and customary for facilities of its type, which include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of June 30, 2017, there were $733,715 of borrowings and $6,180 of letters of credit outstanding under the Credit Agreement and $260,105 available, and the Company was in compliance with all associated covenants.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in United States dollars will bear interest at the Base Rate plus the Applicable Rate and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2017 was 2.93%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.7% at June 30, 2017).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12,500. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.1% (weighted average interest rate of approximately 1.1% at June 30, 2017).

Maturities of all debt instruments at June 30, 2017, are as follows:

Due in Fiscal Year	Amount
2018	$9,844
2019	1,829
2020	735,865
2021	1,891
2022	426
Thereafter	293
$750,148

Interest paid during the fiscal years ended June 30, 2017, 2016 and 2015 amounted to $18,873, $24,288 and $22,865, respectively.

10.    INCOME TAXES

The components of income (loss) before income taxes and equity in earnings of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Domestic	$49,046	$158,025	$170,884
Foreign	40,097	(39,617)	41,985
Total	$89,143	$118,408	$212,869

The provision (benefit) for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2017	2016	2015
Current:
Federal	$14,448	$21,304	$32,910
State and local	2,966	1,798	8,311
Foreign	14,884	14,737	9,981
	32,298	37,839	51,202
Deferred:
Federal	(3,199)	30,711	(912)
State and local	961	5,017	(1,069)
Foreign	(8,218)	(2,635)	(686)
	(10,456)	33,093	(2,667)
Total	$21,842	$70,932	$48,535

For the fiscal year ended June 30, 2017, the Company received net cash income tax refunds of $2,900. Cash paid for income taxes, net of refunds, during the fiscal years ended June 30, 2016 and 2015 amounted to $44,225 and $47,317, respectively.

The reconciliation of the U.S. federal statutory rate to our effective rate on income before provision for income taxes was as follows:

	Fiscal Year Ended June 30,
	2017	%		2016		%	2015	%
Expected United States federal income tax at statutory rate	$31,200	35.0%		$41,443		35.0%	$74,504	35.0%
State income taxes, net of federal benefit	3,034	3.4%		5,447		4.6%	4,795	2.2%
Domestic manufacturing deduction	(1,691)	(1.9)%		(1,233)		(1.0)%	(1,210)	(0.6)%
Foreign income at different rates	(6,539)	(7.3)%		(4,051)		(3.4)%	(9,515)	(4.5)%
Impairment of goodwill and intangibles	—	—%	—	23,172	—	19.6%	—	—%
Change in valuation allowance	(60)	(0.1)%		5,067		4.3%	963	0.5%
Corporate tax reorganization	—	—%		(4,173)		(3.5)%	(20,670)	(9.7)%
Unrealized foreign exchange losses	807	0.9%		7,056		6.0%	—	—%
Change in reserves for uncertain tax positions	(4,417)	(5.0)%		1,448		1.2%	(635)	(0.3)%
Non-taxable gains on acquisition of pre-existing ownership interests in HPPC and Empire	—	—%		—		—%	(2,793)	(1.3)%
Reduction of deferred tax liabilities resulting from change in United Kingdom tax rate	(1,841)	(2.1)%		(4,942)		(4.2)%	—	—%
Other	1,349	1.6%		1,698		1.3%	3,096	1.5%
Provision for income taxes	$21,842	24.5%		$70,932		59.9%	$48,535	22.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	June 30, 2017	June 30, 2016
Noncurrent deferred tax assets/(liabilities):
Basis difference on inventory	$10,933	$11,232
Reserves not currently deductible	23,757	17,652
Basis difference on intangible assets	(145,558)	(145,673)
Basis difference on property and equipment	(20,137)	(25,933)
Other comprehensive income	(768)	(4,623)
Net operating loss and tax credit carryforwards	22,197	25,340
Stock based compensation	3,996	4,632
Other	(616)	1,176
Valuation allowances	(14,850)	(15,310)
Noncurrent deferred tax liabilities, net	(121,046)	(131,507)

Total net deferred tax liabilities	$(121,046)	$(131,507)

(1)	The June 30, 2017 balance sheet includes $429 of non-current deferred tax assets in Other Assets.

At June 30, 2017 and 2016, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $33,177 and $38,433, respectively, the majority of which will not expire until 2033. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382 which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. We had foreign NOL carryforwards of approximately $43,306 and $42,573 in the same respective years, the majority of which are indefinite lived.

At June 30, 2017 and 2016, the Company had U.S. federal foreign tax credit carryforwards of approximately $877. These credit carryforwards have various expiration dates through 2020.

As of June 30, 2017, the Company has not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $156,405 as the Company plans to reinvest such earnings indefinitely outside the United States. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred. Due to complexities in the laws of the U.S. and foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $14,850 and $15,310 at June 30, 2017 and 2016, respectively.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year Ended June 30,
	2017	2016
Balance at beginning of year	$15,310	$10,926
Additions charged to income tax expense	1,862	7,484
Reductions credited to income tax expense	(1,922)	(2,417)
Currency translation adjustments	(400)	(683)
Balance at end of year	$14,850	$15,310

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2017	2016	2015
Balance at beginning of year	$16,019	$10,759	$11,058
Additions based on tax positions related to the current year	217	4,276	1,089
Additions based on tax positions related to prior years	—	1,404	202
Reductions due to lapse in statute of limitations and settlements	(4,634)	(420)	(1,590)
Balance at end of year	$11,602	$16,019	$10,759

As of June 30, 2017, the Company had $11,602 of unrecognized tax benefits, of which $6,409 represents the amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2016 and 2015, the Company had $16,019 and $10,759, respectively, of unrecognized tax benefits of which $10,826 and $9,375, respectively, would impact the effective income tax rate in future periods. Accrued liabilities for interest and penalties were $460 and $650 at June 30, 2017 and 2016, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision (benefit) for income taxes in the consolidated financial statements. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $3,754 by June 30, 2018 due to settlements and expirations of statutes of limitations, all of which would reduce the income tax provision for continuing operations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2014. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which utilized. The Company is no longer subject to tax examinations in the United Kingdom for years prior to fiscal 2014. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. Although there are various tax audits currently ongoing, the Company does not believe the ultimate outcome of such audits will have a material impact on the Company’s consolidated financial statements.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s Common Stock. At June 30, 2017 and 2016, no preferred stock was issued or outstanding.

Common Stock Issued

See Note 4, Acquisitions, for details surrounding issuance of the Company’s common stock in connection with recent acquisitions.

Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss:

	Fiscal Year Ended June 30,
	2017	2016
Foreign currency translation adjustments:
Other comprehensive loss before reclassifications (1)	$(22,951)	$(129,874)
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	196	4,666
Amounts reclassified into income (2)	(575)	(5,193)
Unrealized gain on available for sale investment:
Other comprehensive loss before reclassifications	(51)	(79)
Amounts reclassified into income (3)	13	—
Net change in accumulated other comprehensive loss	$(23,368)	$(130,480)

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature of $18,385 and $107,221 for the fiscal years ended June 30, 2017 and 2016, respectively.

(2)
Amounts reclassified into income for deferred gains on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $1,233 and $6,788 for the fiscal years ended June 30, 2017 and 2016, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 13, Investments and Joint Ventures). Such amounts are recorded in “Other (income)/expense, net” in the Consolidated Statements of Income and was $21 before taxes for the fiscal year ended June 30, 2017. There were no amounts reclassified into income for the fiscal year ended June 30, 2016.

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

There were no options granted under this plan in fiscal years 2017, 2016 or 2015.

There were 195, 498 and 440 shares of restricted stock and restricted share units granted under this plan during fiscal years 2017, 2016 and 2015, respectively. Included in these grants during fiscal years 2016 and 2015 were 366 and 365, respectively, of restricted stock and restricted share units granted under the Company’s long-term incentive programs, of which 284 and 109, respectively, are subject to the achievement of minimum performance goals established under those programs (see “Long-term Incentive Plan,” in this Note 12) or market conditions.

At June 30, 2017, 988 unvested restricted stock and restricted share units were outstanding under this plan, and there were 11,523 shares available for grant under this plan. At June 30, 2017, there were no options outstanding under this plan.

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

There were no options granted under this plan in fiscal years 2017, 2016, or 2015.

There were no shares of restricted stock granted under this plan during fiscal years 2017 and 2016. During fiscal year 2015, 20 shares of restricted stock were granted under this plan. At June 30, 2017, 4 unvested restricted shares were outstanding, and there will be no further restricted shares or options granted under this plan.

Other Plans

At June 30, 2017, there were 122 options outstanding that were granted under the prior Celestial Seasonings plan.

Although no further awards can be granted under the 2000 Directors Stock Plan, as amended, or the prior Celestial Seasonings plan, the options and restricted stock outstanding continue in accordance with the terms of the respective plans and grants.

There were 12,643 shares of common stock reserved for future issuance in connection with stock-based awards as of June 30, 2017.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Compensation cost (included in selling, general and administrative expense)	$9,658	$12,688	$12,197
Related income tax benefit	$3,622	$4,758	$4,695

Stock Options

A summary of the stock option activity for the three fiscal years ended June 30 is as follows:

	2017	Weighted Average Exercise Price	2016	Weighted Average Exercise Price	2015	Weighted Average Exercise Price
Outstanding at beginning of year	342	$6.66	1,249	$6.12	2,674	$9.83
Exercised	(220)	$9.10	(907)	$5.91	(1,425)	$13.08
Outstanding at end of year	122	$2.26	342	$6.66	1,249	$6.12

Options exercisable at end of year	122	$2.26	342	$6.66	1,249	$6.12

	Fiscal Year Ended June 30,
	2017	2016	2015
Intrinsic value of options exercised	$6,507	$27,147	$62,213
Cash received from stock option exercises	$—	$—	$18,643
Tax benefit recognized from stock option exercises	$2,538	$10,587	$24,213

For options outstanding and exercisable at June 30, 2017, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $4,458, and the weighted average remaining contractual life was 14.0 years. At June 30, 2017, there was no unrecognized compensation expense related to stock option awards.

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

A summary of the restricted stock and restricted share units activity for the three fiscal years ended June 30 is as follows:

	2017	Weighted Average Grant Date Fair Value (per share)	2016	Weighted Average Grant Date Fair Value (per share)	2015	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units - beginning of year	1,121	$28.24	1,145	$32.30	1,259	$25.44
Granted	195	$33.68	416	$24.54	311	$54.11
Vested	(290)	$33.89	(408)	$35.13	(402)	$26.86
Forfeited	(34)	$29.88	(32)	$45.83	(23)	$40.65
Non-vested restricted stock and restricted share units - end of year	992	$27.59	1,121	$28.24	1,145	$32.30

	Fiscal Year Ended June 30,
	2017	2016	2015
Fair value of restricted stock and restricted share units granted	$6,567	$10,203	$16,462
Fair value of shares vested	$9,866	$18,917	$21,481
Tax benefit recognized from restricted shares vesting	$3,768	$7,139	$8,364

On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman, President and Chief Executive Officer. The Agreement provides for a grant of 800 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 200 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five consecutive trading day period during which the average closing price of the Company’s common stock on the Nasdaq Global Select Market equals or exceeds the following prices: $31.25, $36.25, $41.25 and $50.00, respectively, the market condition for each increment of 200 Shares will be satisfied. The market conditions were required to be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 200 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which was expected to be recognized over a weighted-average period of approximately 4.0 years. On September 28, 2012, August 27, 2013, December 13, 2013 and October 22, 2014, the four respective market conditions were satisfied. As such, the four tranches of 200 Shares each are expected to vest in equal amounts over the five-year period commencing on the first anniversary of the date the market condition for the respective tranche was satisfied.

At June 30, 2017, $12,117 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, was expected to be recognized over a weighted-average period of approximately 1.9 years.

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

The Company has recorded expense (in addition to the stock based compensation expense associated with the Initial Equity Grants and the TSR Grant) of $4,044 and $4,967, for the fiscal years ended June 30, 2017 and 2015, respectively, related to the LTI plans. In the fiscal year ended June 30, 2016, the Company recorded a reversal of expense of $2,037 related to the LTI plans.

13.    INVESTMENTS AND JOINT VENTURES

Equity method investments

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority-owned subsidiary of CK Hutchison Holdings Limited, to market and distribute certain of the Company’s brands in Hong Kong, China and other surrounding markets. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote, and therefore, the investment is being accounted for under the equity method of accounting. At June 30, 2017 and June 30, 2016, the carrying value of the Company’s 50.0% investment in and advances to HHO were $1,629 and $1,729, respectively, and are included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.”

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors. At June 30, 2017 and June 30, 2016, the carrying value of the Company’s investment in Chop’t was $16,487 and $17,448, respectively, and is included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.” The Company’s current ownership percentage may be diluted in the future to 11.9%, pending the distribution of additional ownership interests.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 102 of its YHS shares during the fiscal year ended June 30, 2017, which resulted in a pre-tax loss of $21 on the sales, and is recognized as a component of “Other (income)/expense, net.” No shares were sold during the fiscal year ended June 30, 2016. The remaining shares held at June 30, 2017 totaled 933. The fair value of these shares held was $882 (cost basis of $1,164) at June 30, 2017 and $1,067 (cost basis of $1,291) at June 30, 2016 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet. The company concluded that the decline in its YHS investment below its cost basis is temporary and, accordingly, has not recognized a loss in the Consolidated Statements of Operations. In making this determination, the company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of YHS, the magnitude of the loss compared to the investment’s cost, and publicly available information about the industry and geographic region in which YHS operates.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$21,800	$21,800	$—	$—
Forward foreign currency contracts	99	—	99	—
Available for sale securities	882	882	—	—
	$22,781	$22,682	$99	$—
Liabilities:
Forward foreign currency contracts	$53	$—	$53	$—
Contingent consideration, noncurrent	2,656	—	—	2,656
Total	$2,709	$—	$53	$2,656

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$20,706	$20,706	$—	$—
Forward foreign currency contracts	531	—	531	—
Available for sale securities	1,067	1,067	—	—
	$22,304	$21,773	$531	$—
Liabilities:
Contingent consideration, current	3,553	—	—	3,553
Total	$3,553	$—	$—	$3,553

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

In connection with the acquisition of Belvedere in February 2015, payment of a portion of the respective purchase price was contingent upon the achievement of certain operating results. Contingent consideration of up to a maximum of C$4,000 related to the Belvedere acquisition was payable based on the achievement of specified operating results during the two consecutive one-year periods following the closing date. In both the fourth quarter of fiscal 2017 and 2016, the Company paid C$2,000 in each quarter in settlement of the Belvedere contingent consideration obligation.

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

In connection with the acquisitions of Better Bean and Yorkshire Provender during fiscal 2017, payments of a portion of the respective purchase prices were contingent upon the achievement of certain operating results. Contingent consideration of up to a maximum of $4,000 related to the Better Bean acquisition is payable based on the achievement of specified operating results over the three years following the closing date. Contingent consideration of up to a maximum of £1,500 related to the Yorkshire Provender acquisition is payable based on the achievement of specified operating results at the end of the three year period following the closing date.

The following table summarizes the Level 3 activity:

	Fiscal Year ended June 30,
	2017	2016
Balance at beginning of year	$3,553	$1,636
Fair value of initial contingent consideration	2,652	2,225
Contingent consideration adjustments	526	1,511
Contingent consideration paid	(3,969)	(1,547)
Translation adjustment	(106)	(272)
Balance at end of year	$2,656	$3,553

The change in fair value of contingent consideration is included in acquisition related expenses, restructuring and integration charges in the Company’s Consolidated Statement of Income.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2017 or 2016.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (See Note 9, Debt and Borrowings).

Derivative Instruments

The Company primarily has exposure to changes in foreign currency exchange rates relating to certain anticipated cash flows and firm commitments from its international operations. To reduce that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. Certain derivative instruments are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. Derivative instruments not designated as hedges are marked-to-market each reporting period with any unrealized gains or losses recognized in earnings. Derivative financial instruments are not used for speculative purposes.

The Company utilizes foreign currency contracts to hedge forecasted transactions, including intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s cash flow hedges at June 30, 2017 were $1,828 and $84 of net assets, respectively. There were $6,000 of notional amount and $531 of net assets of cash flow hedges at June 30, 2016. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Consolidated Balance Sheet. For these derivatives, which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. These foreign exchange contracts have maturities over the next two months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the fiscal years ended June 30, 2017 and 2016.

There were $6,114 of notional amount and $38 of net liabilities of derivatives not designated as hedges as of June 30, 2017.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company's consolidated statements of operations based upon the nature of the underlying hedged transaction and were not material in the fiscal years ended June 30, 2017 and 2016.

15.    COMMITMENTS AND CONTINGENCIES

Lease commitments and rent expense

The Company leases office, manufacturing and warehouse space. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2017 are as follows:

Fiscal Year
2018	$18,771
2019	14,831
2020	12,615
2021	9,401
2022	8,516
Thereafter	37,702
$101,836

Rent expense charged to operations for the fiscal years ended June 30, 2017, 2016 and 2015 was $34,028, $33,803 and $29,560, respectively.

Off Balance Sheet Arrangements

At June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al., (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  On August 4, 2017, Co-Lead Plaintiffs in the Consolidated Securities Action filed an amended complaint on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November

5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls.  On August 9, 2017, the Court approved the Defendants’ proposed briefing schedule and ordered that the Defendants move to dismiss the Amended Complaint by October 3, 2017.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint,  and the parties agreed to stay the Consolidated Derivative Action until November 2, 2017.

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

On May 23, 2017, an additional stockholder filed a complaint under seal in the Eastern District of New York against the Board of Directors and certain officers of the Company.  The complaint alleges that the Company’s directors and certain officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results.  The complaint also alleges that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste.  On August 9, 2017, the Court granted an order to unseal this case and reveal Gary Merenstein as the plaintiff.

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Compliant, the Silva Complaint and the Merenstein Compliant under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs.   The parties agreed that the defendants in the Stockholder Class and Derivative Action shall have 60 days to answer or otherwise move to dismiss after the plaintiffs file a consolidated complaint with the court or designate an already filed complaint as the operative complaint.

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

16.    DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2017, 2016 and 2015, we made contributions to the Plan of $1,367, $1,236 and $1,090, respectively.

In addition, certain of our international subsidiaries maintain separate defined contribution plans for their employees, however the amounts are not significant to the consolidated financial statements.

17.    SEGMENT INFORMATION

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

Effective July 1, 2016, due to changes to the Company’s internal management and reporting structure resulting from the formation of Cultivate, certain brands previously included within the United States operating segment were moved to a new operating segment called Cultivate. As a result, the Company is now managed in eight operating segments: the United States (excluding Cultivate), United Kingdom, Tilda, HPPC, Empire, Canada, Europe and Cultivate. The United States, excluding Cultivate, is its own reportable segment. Cultivate is now combined with Canada and Europe and reported within Rest of World. There were no changes to the United Kingdom and Hain Pure Protein reportable segments. The prior period segment information contained below has been adjusted to reflect the Company’s new operating and reporting structure. See Note 1, Description of Business and Basis of Presentation, for additional details surrounding the formation of Cultivate.

Net sales and operating income are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and Other.” Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges, impairment charges, and accounting review costs are included in “Corporate and Other.” Expenses that are managed centrally but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Years ended June 30,
	2017	2016	2015
Net Sales: (1)
United States	$1,191,262	$1,249,123	$1,253,156
United Kingdom	768,301	774,877	722,830
Hain Pure Protein	509,606	492,510	337,197
Rest of World	383,942	368,864	296,430
	$2,853,111	$2,885,374	$2,609,613

Operating Income:
United States	$157,506	$203,481	$180,937
United Kingdom	39,749	56,000	44,985
Hain Pure Protein	1,382	31,558	28,685
Rest of World	32,010	27,898	22,327
	230,647	318,937	276,934
Corporate and Other (2)	(119,842)	(168,577)	(43,072)
	$110,805	$150,360	$233,862

(1)
One of our customers accounted for approximately 10% of our consolidated net sales for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, which were primarily related to the United States and United Kingdom segments. A second customer accounted for approximately, 9%, 10% and 11% of our consolidated net sales for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, which were primarily related to the United States segment.

(2)
Corporate and Other includes $10,388, $12,065 and $7,244 of acquisition related expenses, restructuring and integration charges for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Corporate and Other also includes an impairment charge of $14,079 ($7,579 related to the United Kingdom segment and $6,500 related to the United States segment) related to certain of the Company’s tradenames, a $26,373 impairment charge primarily related to long-lived assets associated with the exit of certain portions of our own-label chilled desserts business in the United Kingdom segment and $29,562 of accounting review costs for the fiscal year ended June 30, 2017. Additionally, Corporate and Other includes goodwill impairment charges of $84,548 for the fiscal year ended June 30, 2016 related to the United Kingdom segment, an impairment charge of $39,724 ($20,932 related to the United Kingdom segment and $18,792 related to the United States segment) related to certain of the Company’s tradenames and a $3,476 impairment charge related to long-lived assets associated with the divestiture of certain portions of our own-label juice business in the United Kingdom. Lastly, Corporate and Other includes a long-lived asset impairment charge of $1,004 related to leasehold improvements due to the relocation of our New York based BluePrint manufacturing facility for the fiscal year ended June 30, 2015.

The Company’s net sales by product category are as follows:

	Fiscal Year ended June 30,
	2017	2016	2015
Grocery	$1,743,860	$1,800,640	$1,724,675
Poultry/Protein	509,606	492,510	337,197
Snacks	312,784	307,797	291,719
Personal Care	176,408	171,669	135,627
Tea	110,453	112,758	120,395
Total	$2,853,111	$2,885,374	$2,609,613

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year ended June 30,
	2017	2016	2015
United States	$1,677,294	$1,729,751	$1,582,553
United Kingdom	851,757	859,183	803,470
All Other	324,060	296,440	223,590
Total	$2,853,111	$2,885,374	$2,609,613

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic region are as follows:

	Fiscal Year ended June 30,
	2017	2016
United States	$194,348	$193,192
United Kingdom	165,396	196,271
All Other	63,330	53,260
Total	$423,074	$442,723

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the Company’s consolidated quarterly results of operations is as follows. The sum of the net income per share from continuing operations for each of the four quarters may not equal the net income per share for the full year, as presented, due to rounding.

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Net sales	$725,085	$706,563	$739,999	$681,464
Gross profit	$149,719	$143,393	$138,393	$109,867
Operating income	$8,587	$47,067	$41,400	$13,751
Income before income taxes and equity in earnings of equity-method investees	$2,749	$39,556	$37,656	$9,182
Net income	$313	$31,328	$27,185	$8,604

Net income per common share:
Basic	$—	$0.30	$0.26	$0.08
Diluted	$—	$0.30	$0.26	$0.08

The quarter ended June 30, 2017 was impacted by impairment charges of $14,079 ($10,733 net of tax) related to indefinite-lived intangible assets (tradenames), as well as a $26,373 ($20,877 net of tax) impairment charge primarily related to long-lived assets associated with the exit of certain portions of our own-label chilled desserts business in the United Kingdom. Additionally, the quarter ended June 30, 2017 was impacted by $9,473 ($6,773 net of tax) related to professional fees associated with our internal accounting review.

The quarters ended March 31, 2017, December 31, 2016 and September 30, 2016 were impacted by $7,124 ($5,029 net of tax), $7,005 ($5,050 net of tax), and $5,960 ($4,112 net of tax), respectively, related to professional fees associated with our internal accounting review.

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Net sales	$737,547	$736,663	$743,437	$667,727
Gross profit	$150,081	$159,908	$166,261	$137,881
Operating income (loss)	$(65,138)	$71,148	$90,078	$54,272
Income/(loss) before income taxes and equity in earnings of equity-method investees	$(77,572)	$72,863	$80,713	$42,404
Net income (loss)	$(88,597)	$48,788	$58,080	$29,158

Net income (loss) per common share:
Basic	$(0.86)	$0.47	$0.56	$0.28
Diluted	$(0.86)	$0.47	$0.56	$0.28

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting described below.

While the material weaknesses described below did not result in a material misstatement to the Company’s consolidated financial statements for any period in the three-year period ended June 30, 2017, they did represent material weaknesses as of June 30, 2017, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected on a timely basis. Notwithstanding the identified material weaknesses, management, including our CEO and CFO, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP. In addition, as discussed below, the Company has taken steps to remediate the material weaknesses.

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

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of June 30, 2017 due to material weaknesses in our internal control over financial reporting, which are disclosed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of our internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted material weaknesses in our internal control over financial reporting as of June 30, 2017:

•
Ineffective Control Environment - The Company’s control environment did not sufficiently promote effective internal control over financial reporting, which contributed to the other material weaknesses described below. Principal contributing factors included: (i) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP commensurate with our financial reporting requirements; (iii) in certain instances, insufficient documentation or basis to support accounting estimates; and (iv) insufficient design and operating effectiveness of management review controls including the appropriate level of precision required to mitigate the potential for a material misstatement within key subjective analyses supporting significant financial statement accounts.

•
Ineffective Information Technology General Controls and IT Dependent Controls - The Company’s information technology general controls over certain key IT systems were not designed and did not operate effectively. Specifically: (i) user access controls did not restrict users’ access privileges commensurate with their assigned authority and responsibility; (ii) program change controls did not ensure that modifications to reports were appropriately tested before being released into the production environment; and (iii) end-user computing controls over certain reports and spreadsheets were not adequately designed and did not operate effectively. As a result of these deficiencies, the related process-level IT dependent manual and automated application controls for certain key IT systems were also ineffective. In addition, the Company did not have effective controls over the existence, completeness, and accuracy of data used to support accounts related to revenue, trade and promotional allowances and accruals, accounts receivable, inventory and cost of sales, selling general and administrative expense, goodwill and intangibles, others assets, accounts payable and accruals, income taxes and other accounts included within the financial statement close process, as well as financial reporting and disclosures.

•
Revenue Recognition - As previously disclosed, management had previously identified that the Company’s internal controls to identify, accumulate and assess the accounting impact of certain concessions or side agreements on whether the Company’s revenue recognition criteria had been met were not adequately designed and did not operate effectively. In response, the Company has designed a suite of controls to address the risk that side agreements, including concessions, exist but are not appropriately evaluated from an accounting standpoint. The Company concluded, however, that it had an insufficient period of time to evaluate the effectiveness of these controls and that they were, in part, impacted by the ineffective controls around IT systems discussed above.

As the control deficiencies discussed above create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, we concluded that the deficiencies represented material weaknesses in our internal control over financial reporting as of June 30, 2017.

The Company acquired Sonmundo, Inc. d/b/a The Better Bean Company (“Better Bean”) on June 19, 2017 and The Yorkshire Provender Limited (“Yorkshire Provender”) on April 28, 2017. We have excluded Better Bean and Yorkshire Provender from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. Together, the acquired businesses accounted for approximately one percent of total assets, net assets, revenues and net income, respectively, as of June 30, 2017.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses. These remediation efforts, summarized below, which have been implemented or are in process of implementation, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:

•
Organizational Enhancements - The Company has identified and implemented several organizational enhancements as follows: (i) the creation of a new position, Global Revenue Controller, which has been filled and is responsible for all aspects of the Company's revenue recognition policies, procedures and the proper application of accounting to the Company’s sales arrangements; (ii) the identification and hiring of a new Controller for the Company’s United States segment, which has been filled, who is responsible for all accounting functions in the United States segment; (iii) the establishment of an internal audit function that reports directly to the Audit Committee; (iv) the identification and hiring of a new Chief Compliance Officer (which has been filled), who is focused on establishing standards and implementing procedures to ensure that the compliance programs throughout the Company are effective and efficient in identifying, preventing, detecting and correcting noncompliance with applicable rules and regulations; and (v) the enhancement of the Company’s organizational structure over all finance functions and an increase of the Company’s accounting personnel with people that have the knowledge, experience, and training in U.S. GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial reporting and disclosure processes is maintained.

•
Information Technology General Controls and IT Dependent Controls -The Company has identified and begun to implement several enhancements including (i) the identification and hiring of a new Chief Information Officer, which has been filled; (ii) the centralization of the management of certain key IT systems under the corporate IT organization to provide consistent user access and change management controls; (iii) the establishment of a more comprehensive review and approval process for authorizing and monitoring user access to key systems; and (iv) the evaluation of the design and implementation of the process-level controls over the, existence, completeness, and accuracy of data included in various reports and spreadsheets that support the financial statements.

•
Revenue Practices - The Company has evaluated its revenue practices and has implemented improvements in those practices, including: (i) the development of more comprehensive revenue recognition policies and improved procedures to ensure that such policies are understood and consistently applied; (ii) better communication among all functions involved in the sales process (e.g., sales, legal, accounting, finance); (iii) increased standardization of contract documentation and revenue analyses for individual transactions; and (iv)  the development of a more comprehensive review process and monitoring controls over contracts with customers, customer payments and incentives, including corporate review of related accruals and presentation of trade promotions and incentives.

•
Training Practices - The Company has developed a comprehensive revenue recognition and contract review training program. This training is focused on senior-level management and customer-facing employees as well as finance, sales and marketing personnel.

While this remediation plan is being executed, the Company has also engaged additional external resources to support and supplement the Company’s existing internal resources.

When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. The material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are working to have these material weaknesses remediated as soon as possible and significant progress has been made to date. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

We have audited The Hain Celestial Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Hain Celestial Group, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Better Bean Company (“Better Bean”), acquired on June 19, 2017, and The Yorkshire Provender Limited (“Yorkshire Provender”), acquired on April 28, 2017, which are included in the fiscal 2017 consolidated financial statements of The Hain Celestial Group, Inc. and Subsidiaries and constituted approximately one percent of total assets, net assets, revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of The Hain Celestial Group, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Better Bean and Yorkshire Provender.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
Ineffective Control Environment - The Company’s control environment did not sufficiently promote effective internal control over financial reporting, which contributed to the other material weaknesses described below. Principal contributing factors included: (i) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP commensurate with our financial reporting requirements; (iii) in certain instances, insufficient documentation or basis to support accounting estimates; and (iv) insufficient design and operating effectiveness of management review controls including the appropriate level of precision required to mitigate the potential for a material misstatement within key subjective analyses supporting significant financial statement accounts.

•
Ineffective Information Technology General Controls and IT Dependent Controls - The Company’s information technology general controls over certain key IT systems were not designed and did not operate effectively. Specifically: (i) user access controls did not restrict users’ access privileges commensurate with their assigned authority and responsibility; (ii) program change controls did not ensure that modifications to reports were appropriately tested before being released into the production environment; and (iii) end-user computing controls over certain reports and spreadsheets were not adequately designed and did not operate effectively. As a result of these deficiencies, the related process-level IT dependent manual and automated application controls for certain key IT systems were also ineffective. In addition, the Company did not have effective controls over the existence, completeness, and accuracy of data used to support accounts related to revenue, trade and promotional allowances and accruals, accounts receivable, inventory and cost of sales, selling general and administrative expense, goodwill and intangibles, others assets, accounts payable and accruals, income taxes and other accounts included within the financial statement close process, as well as financial reporting and disclosures.

•
Revenue Recognition - As previously disclosed, management had previously identified that the Company’s internal controls to identify, accumulate and assess the accounting impact of certain concessions or side agreements on whether the Company’s revenue recognition criteria had been met were not adequately designed and did not operate effectively. In response, the Company has designed a suite of controls to address the risk that side agreements, including concessions, exist but are not appropriately evaluated from an accounting standpoint. The Company concluded, however, that it had an insufficient period of time to evaluate the effectiveness of these controls and that they were, in part, impacted by the ineffective controls around IT systems discussed above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the June 30, 2017 financial statements, and this report does not affect our report dated September 13, 2017, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, The Hain Celestial Group, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.
/s/ Ernst & Young LLP

Jericho, New York

September 13, 2017

Item 9B.     Other Information

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2017.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2017.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2017.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2017.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2017.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1)
Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2017 and 2016
Consolidated Statements of Income - Fiscal Years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(a)(2)
Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.  All other financial schedules are not required under the related instructions, or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe (i)	Deductions - describe (ii)	Balance at end of period
Fiscal Year Ended June 30, 2017:
Allowance for doubtful accounts	$936	$1,077	$149	$(715)	$1,447
Valuation allowance for deferred tax assets	$15,310	$1,862	$—	$(2,322)	$14,850

Fiscal Year Ended June 30, 2016:
Allowance for doubtful accounts	$896	$208	$54	$(222)	$936
Valuation allowance for deferred tax assets	$10,926	$7,484	$—	$(3,100)	$15,310

Fiscal Year Ended June 30, 2015:
Allowance for doubtful accounts	$1,586	$791	$20	$(1,501)	$896
Valuation allowance for deferred tax assets	$10,952	$963	$—	$(989)	$10,926

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

THE HAIN CELESTIAL GROUP, INC.

Date:	September 13, 2017	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	September 13, 2017	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	September 13, 2017
Irwin D. Simon

/s/ James Langrock	Executive Vice President and Chief Financial Officer	September 13, 2017
James Langrock

/s/ Michael McGuinness	Senior Vice President and Chief Accounting Officer	September 13, 2017
Michael McGuinness

/s/ Richard C. Berke	Director	September 13, 2017
Richard C. Berke

/s/ Andrew R. Heyer	Director	September 13, 2017
Andrew R. Heyer

/s/ Raymond W. Kelly	Director	September 13, 2017
Raymond W. Kelly

/s/ Roger Meltzer	Director	September 13, 2017
Roger Meltzer

/s/ Scott M. O’Neil	Director	September 13, 2017
Scott M. O’Neil

/s/ Adrianne Shapira	Director	September 13, 2017
Adrianne Shapira

/s/ Lawrence S. Zilavy	Director	September 13, 2017
Lawrence S. Zilavy

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the SEC on April 24, 2000).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Hain Celestial Group, Inc. (incorporated by reference to Exhibit 3.2(b) of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

3.3	The Hain Celestial Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).
4.1
Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the SEC on April 24, 2000).

4.2
Note Purchase Agreement, dated as of May 2, 2006, by and among the Company and the several purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2006).

4.3
Form of Senior Note under Note Purchase Agreement dated as of May 2, 2006 (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2006).

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

10.1.1
Limited Waiver and Extension, dated September 23, 2016, to the Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited, as Global Swingline Lender, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2016).

10.1.2
Second Limited Waiver and Extension, dated December 16, 2016, to the Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited, as Global Swingline Lender, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2016).

10.1.3
Third Limited Waiver and Extension, dated February 27, 2017, to the Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited, as Global Swingline Lender, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2017).

10.1.4
Fourth Limited Waiver and Extension, dated May 30, 2017, to the Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited, as Global Swingline Lender, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2017).

10.1.5
Fifth Limited Waiver and Extension, dated June 15, 2017, to the Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among The Hain Celestial Group, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited, as Global Swingline Lender, Wells Fargo Bank, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Farm Credit East, ACA, as Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2017).

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
10.5*
Employment Agreement between the Company and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006.

10.5.1*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2009).

10.5.2*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2009).

10.5.3*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2012).

10.5.4*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated November 2, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2012).

10.5.5*
Amendment to Employment Agreement between the Company and Irwin D. Simon dated September 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2014).

10.6*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the SEC on February 9, 2005).

10.7*
Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the SEC on February 9, 2005).

10.8*
Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2008).

10.9*
Form of Option Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2008).

10.10*
Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2008).

10.11*
Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2008).

10.12*
Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2008).

10.13*
Form of the Change in Control Agreement between the Company and John Carroll (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2009).

10.14*	Form of the Offer Letter Amendments between the Company and John Carroll (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2009).
10.15*
Form of Restricted Stock Agreement under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.16*
Form of Notice of Grant of Restricted Stock Award under the Company’s 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.17*
Form of Change in Control Agreement between the Company and each of Denise M. Faltischek and James Langrock (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2010).

10.18*
Form of Option Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2010).

10.19*
Form of Restricted Stock Agreement with the Company’s Chief Executive Officer under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.2(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011).

10.20*
Form of Restricted Stock Agreement with the Company’s non-CEO executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2011-2012 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.3(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2011).

10.21*
Restricted Stock Agreement between the Company and Irwin D. Simon, dated as of July 3, 2012 (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2012).

10.22*
Form of Performance Unit Agreement with the Company’s executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2016-2018 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016).

10.23*	Offer Letter between the Company and Gary Tickle, dated June 21, 2017.
10.24*	Offer Letter between the Company and James Langrock, dated June 22, 2017.
10.25*	Separation Agreement and General Release between the Company and Pasquale Conte, dated June 19, 2017.
21.1	Subsidiaries of Company.
23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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