Form 10-Q
period 2017-09-30
HAIN CELESTIAL GROUP INC
filed 2017-11-07
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
Yes  ☐    No  ☒

As of October 30, 2017, there were 103,791,688 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as the use of “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, growth strategy, market price, brand portfolio and product performance, the seasonality of our business, our results of operations and financial condition, our Securities and Exchange Commission (“SEC”) filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.
The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products, changes to the competitive environment, changes to consumer preferences, general economic and financial market conditions, our ability to introduce new products and improve existing products, changes in relationships with customers, suppliers, strategic partners and lenders, risks associated with our international sales and operations, legal proceedings and government investigations (including any potential action by the Division of Enforcement of the SEC and securities class action and stockholder derivative litigation), our ability to manage our financial reporting and internal control systems and processes, the Company’s non-compliance with certain Nasdaq Stock Market LLC listing rules, the identification of material weaknesses in our internal control over financial reporting, the expected sales of our products, our ability to identify and complete acquisitions or divestitures and integrate acquisitions, changes in raw materials, commodity costs and fuel, the availability of organic and natural ingredients, risks relating to the protection of intellectual property, the reputation of our brands, changes to and the interpretation of governmental regulations, unanticipated expenditures, and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 under the heading “Risk Factors” and Part II, Item 1A, “Risk Factors” set forth herein, as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND JUNE 30, 2017
(In thousands, except par values)

	September 30,	June 30,
	2017	2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$126,787	$146,992
Accounts receivable, less allowance for doubtful accounts of $736 and $1,447, respectively	272,341	248,436
Inventories	484,792	427,308
Prepaid expenses and other current assets	60,976	52,045
Total current assets	944,896	874,781
Property, plant and equipment, net	380,478	370,511
Goodwill	1,073,681	1,059,981
Trademarks and other intangible assets, net	578,419	573,268
Investments and joint ventures	19,109	18,998
Other assets	35,264	33,565
Total assets	$3,031,847	$2,931,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247,321	$222,136
Accrued expenses and other current liabilities	111,746	108,514
Current portion of long-term debt	18,231	9,844
Total current liabilities	377,298	340,494
Long-term debt, less current portion	746,392	740,304
Deferred income taxes	124,166	121,475
Other noncurrent liabilities	16,460	15,999
Total liabilities	1,264,316	1,218,272
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 108,087 and 107,989 shares, respectively; outstanding: 103,748 and 103,702 shares, respectively	1,081	1,080
Additional paid-in capital	1,140,887	1,137,724
Retained earnings	888,668	868,822
Accumulated other comprehensive loss	(161,692)	(195,479)
	1,868,944	1,812,147
Less: Treasury stock, at cost, 4,339 and 4,287 shares, respectively	(101,413)	(99,315)
Total stockholders’ equity	1,767,531	1,712,832
Total liabilities and stockholders’ equity	$3,031,847	$2,931,104
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2017	2016
Net sales	$708,276	$681,464
Cost of sales	576,673	571,597
Gross profit	131,603	109,867
Selling, general and administrative expenses	90,721	84,967
Amortization of acquired intangibles	4,911	4,728
Acquisition related expenses, restructuring and integration charges	5,846	461
Accounting review costs, net of insurance proceeds	(1,358)	5,960
Operating income	31,483	13,751
Interest and other financing expense, net	6,315	5,081
Other (income)/expense, net	(3,137)	(512)
Income before income taxes and equity in net income of equity-method investees	28,305	9,182
Provision for income taxes	8,470	762
Equity in net income of equity-method investees	(11)	(184)
Net income	$19,846	$8,604

Net income per common share:
Basic	$0.19	$0.08
Diluted	$0.19	$0.08

Shares used in the calculation of net income per common share:
Basic	103,709	103,468
Diluted	104,476	104,206
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)

	Three Months Ended
	September 30, 2017			September 30, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax benefit	After-tax amount
Net income			$19,846			$8,604

Other comprehensive income (loss):
Foreign currency translation adjustments	$33,861	$—	33,861	$(31,736)	$—	(31,736)
Change in deferred gains (losses) on cash flow hedging instruments	(82)	15	(67)	(430)	35	(395)
Change in unrealized gain (loss) on available for sale investment	(10)	3	(7)	(57)	17	(40)
Total other comprehensive income (loss)	$33,769	$18	$33,787	$(32,223)	$52	$(32,171)

Total comprehensive income (loss)			$53,633			$(23,567)
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2017	107,989	$1,080	$1,137,724	$868,822	4,287	$(99,315)	$(195,479)	$1,712,832
Net income				19,846				19,846
Other comprehensive income (loss)							33,787	33,787
Issuance of common stock pursuant to stock based compensation plans	98	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock based compensation plans					52	(2,098)		(2,098)
Stock-based compensation expense			3,164					3,164
Balance at September 30, 2017	108,087	$1,081	$1,140,887	$888,668	4,339	$(101,413)	$(161,692)	$1,767,531
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)

	Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,846	$8,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,626	17,220
Deferred income taxes	(637)	(4,021)
Equity in net income of equity-method investees	(11)	(184)
Stock based compensation	3,164	2,704
Other non-cash items, net	(2,871)	(1,035)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(19,407)	18,569
Inventories	(51,840)	(37,707)
Other current assets	(7,919)	6,212
Other assets and liabilities	(389)	(439)
Accounts payable and accrued expenses	23,000	2,896
Net cash (used in) provided by operating activities	(19,438)	12,819

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14,913)	(14,553)
Other	—	1,000
Net cash used in investing activities	(14,913)	(13,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	20,000	22,000
Repayments under bank revolving credit facility	(15,000)	(26,500)
Borrowings (repayments) of other debt, net	8,185	(2,976)
Acquisition related contingent consideration	—	(2,498)
Shares withheld for payment of employee payroll taxes	(2,098)	(1,615)
Net cash provided by (used in) financing activities	11,087	(11,589)

Effect of exchange rate changes on cash	3,059	(2,131)

Net decrease in cash and cash equivalents	(20,205)	(14,454)
Cash and cash equivalents at beginning of period	146,992	127,926
Cash and cash equivalents at end of period	$126,787	$113,472
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share data)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

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

Changes in Segments

Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand (“Ella’s Kitchen UK”), which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. See Note 15, Segment Information, for additional information on the Company’s operating and reportable segments.

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2017 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2017 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for information not included in these condensed notes.

All amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousand, except par values and per share amounts, unless otherwise indicated.

Newly Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU, among other things, changes the treatment of share-based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of additional paid in capital. The updated guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted this new guidance effective July 1, 2017. As a result of this adoption:

•
As required, we prospectively recognized discrete tax benefits and deficiencies of $599 in the income tax line item of our consolidated income statement for the three months ended September 30, 2017 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits retrospectively. As a result, we decreased our cash used in financing activities by $405 for the three months ended September 30, 2016.

•
We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation costs to be recognized in each period.

•
We have not changed our policy on statutory withholding requirements and will continue to allow an employee to withhold at the minimum statutory withholding requirements. Amounts paid by us to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in our cash flow statement.

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended September 30, 2017.

•
We did not have any material excess tax benefits previously recognized in additional paid-in capital, therefore, it was not necessary to record a deferred tax asset for the unrecognized tax benefits with an adjustment to opening retained earnings.

Recently Issued Accounting Pronouncements Not Yet Effective

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB has issued various additional ASUs clarifying and amending this new revenue guidance. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the provisions of ASU No. 2014-09 and assessing the impact on its financial statements. As part of our assessment work-to-date, we have formed an implementation work team, begun training on the new ASU’s revenue recognition model and are beginning to review our customer contracts. We are also evaluating the impact of the new standard on certain common practices currently employed by the Company and by other manufacturers of consumer products, such as slotting fees, co-operative advertising, rebates and other pricing allowances, merchandising funds and consumer coupons. We have not yet determined if the full retrospective or modified retrospective method will be applied.

Refer to Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements as of June 30, 2017 and for the fiscal year then ended included in the Form 10-K for a detailed discussion on additional recently issued accounting pronouncements not yet adopted by the Company. There has been no change to the statements made in the Form 10-K as of the date of filing of this Form 10-Q.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2017	2016
Numerator:
Net income	$19,846	$8,604

Denominator:
Basic weighted average shares outstanding	103,709	103,468
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	767	738
Diluted weighted average shares outstanding	104,476	104,206

Net income per common share:
Basic	$0.19	$0.08
Diluted	$0.19	$0.08

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 573 and 277 stock-based awards excluded from our diluted earnings per share calculations for the three months ended September 30, 2017 and 2016, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Additionally, 4 restricted stock awards were excluded from our diluted earnings per share calculation for the three months ended September 30, 2016 as such awards were antidilutive. Restricted stock awards excluded from our diluted earnings per share calculation for the three months ended September 30, 2017 were de minimis.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. As of September 30, 2017, the Company had not repurchased any shares under this program, and had $250,000 of remaining capacity under the share repurchase program.

4.    ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. The results of operations of the acquisitions have been included in the consolidated results from their respective dates of acquisition. The purchase price of each acquisition is allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Acquisitions may include contingent consideration, the fair value of which is estimated on the acquisition date as the present value of the expected contingent payments, determined using weighted probabilities of possible payments. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company-specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill.

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges” in the Consolidated Statements of Income. Acquisition-related costs of $114 and $253 were expensed in the three months ended September 30, 2017 and September 30, 2016, respectively. The expenses incurred primarily related to professional fees and other transaction-related costs associated with our recent acquisitions.

Fiscal 2017

On June 19, 2017, the Company acquired Sonmundo, Inc. d/b/a The Better Bean Company (“Better Bean”), which offers prepared beans and bean-based dips sold in refrigerated tubs under the Better BeanTM brand. Consideration for the transaction consisted of cash, net of cash acquired, totaling $3,434. Additionally, contingent consideration of up to a maximum of $4,000 is payable based on the achievement of specified operating results over the three-year period following the closing date. Better Bean is included in our Cultivate operating segment, which is part of Rest of World. Net sales and income before income taxes attributable to the Better Bean acquisition included in our consolidated results represented less than 1% of our consolidated results.

On April 28, 2017, the Company acquired The Yorkshire Provender Limited (“Yorkshire Provender”), a producer of premium branded soups based in North Yorkshire in the United Kingdom. Yorkshire Provender supplies leading retailers, on-the-go food outlets and food service providers in the United Kingdom. Consideration for the transaction consisted of cash, net of cash acquired, totaling £12,465 (approximately $16,110 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results at the end of the three-year period following the closing date. Yorkshire Provender is included in our United Kingdom operating and reportable segment. Net sales and income before income taxes attributable to Yorkshire Provender included in our consolidated results represented less than 1% of our consolidated results.

5.    INVENTORIES

Inventories consisted of the following:

	September 30, 2017	June 30, 2017
Finished goods	$295,794	$264,148
Raw materials, work-in-progress and packaging	188,998	163,160
	$484,792	$427,308

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2017	June 30, 2017
Land	$34,556	$33,930
Buildings and improvements	118,553	116,723
Machinery and equipment	361,830	350,689
Computer hardware and software	52,740	51,486
Furniture and fixtures	16,480	15,993
Leasehold improvements	30,199	29,296
Construction in progress	22,907	16,119
	637,265	614,236
Less: Accumulated depreciation and amortization	256,787	243,725
	$380,478	$370,511

Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 was $10,295 and $10,228, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2017 (a)	$591,416	$329,135	$41,089	$98,341	$1,059,981
Reallocation of goodwill between reporting units (b)	(35,519)	35,519	—	—	—
Translation and other adjustments, net	—	10,785	—	2,915	13,700
Balance as of September 30, 2017 (a)	$555,897	$375,439	$41,089	$101,256	$1,073,681

(a) The total carrying value of goodwill is reflected net of $126,577 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment and $29,219 related to the Company’s Europe operating segment.

(b) Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. Goodwill totaling $35,519 was reallocated to the United Kingdom reportable segment in connection with this change. See Note 1, Business, and Note 15, Segment Information, for additional information on the Company’s operating and reportable segments.

The Company performs its annual test for goodwill and indefinite lived intangible asset impairment as of the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite-life intangible assets below their carrying value, an interim test is performed.

The change in operating segments as described above was deemed a triggering event, resulting in the Company performing an interim goodwill impairment analysis on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment indicators resulting from this analysis, and there were no impairment charges recorded during the three months ended September 30, 2017.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	September 30, 2017	June 30, 2017
Non-amortized intangible assets:
Trademarks and tradenames (a)	$431,321	$424,817
Amortized intangible assets:
Other intangibles	253,087	247,712
Less: accumulated amortization	(105,989)	(99,261)
Net carrying amount	$578,419	$573,268

(a) The gross carrying value of trademarks and tradenames is reflected net of $60,202 of accumulated impairment charges.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trade names and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis, in conjunction with the Company’s evaluation of goodwill. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The result of this assessment for the fiscal year ended June 30, 2017 indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $14,079 ($7,579 in the United Kingdom segment and $6,500 in the United States segment) was recognized during the fiscal year ended June 30, 2017. There were no other impairment charges recorded during fiscal 2017, and no impairment charges were recorded during the three months ended September 30, 2017.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months ended September 30,
	2017	2016
Amortization of intangible assets	$4,911	$4,728

8.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2017	June 30, 2017
Credit Agreement borrowings payable to banks	$739,678	$733,715
Tilda short-term borrowing arrangements	16,490	7,761
Other borrowings	8,455	8,672
	764,623	750,148
Short-term borrowings and current portion of long-term debt	18,231	9,844
Long-term debt, less current portion	$746,392	$740,304

Credit Agreement

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1,000,000 unsecured revolving credit facility which may be increased by an additional uncommitted $350,000, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of September 30, 2017, there were $739,678 of borrowings and $6,180 letters of credit outstanding under the Credit Agreement and $254,142 available, and the Company was in compliance with all associated covenants.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S, dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2017 was 2.88%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.72% at September 30, 2017).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12,500. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.10% (weighted average interest rate of approximately 1.10% at September 30, 2017).

9.    INCOME TAXES

The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate was 29.9% and 8.3% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three months ended September 30, 2017 and September 30, 2016 was favorable as compared to the statutory rate as a result of the geographical mix of earnings. The effective tax rate for the three months ended September 30, 2016 was also impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $2,086, which favorably impacted the effective tax rate.

10.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2017	2016
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$33,861	$(31,736)
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	39	101
Amounts reclassified into income (2)	(106)	(496)
Unrealized gain/(loss) on available for sale investment:
Other comprehensive loss before reclassifications	(7)	(50)
Amounts reclassified into income (3)	—	10
Net change in accumulated other comprehensive income (loss)	$33,787	$(32,171)

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a gain of $751 and a loss of $7,152 for the three months ended September 30, 2017 and 2016, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $132 and $620 for the three months ended September 30, 2017 and 2016, respectively.

(3)
Amounts reclassified into income for losses on sale of available for sale investments were based on the average cost of the shares held (See Note 12, Investments and Joint Ventures). Such amounts are recorded in “Other (income)/expense, net” in the Consolidated Statements of Income and were $16 before taxes for the three months ended September 30, 2016. There were no amounts reclassified into income for losses on sale of available for sale investments for the three months ended September 30, 2017.

11.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock based compensation plans were as follows:

	Three Months Ended September 30,
	2017	2016
Compensation cost (included in selling, general and administrative expense)	$3,164	$2,704
Related income tax benefit	$1,234	$1,014

Stock Options

A summary of the stock option activity for the three months ended September 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2017	122	$2.26
Exercised	—	$—
Options outstanding and exercisable at September 30, 2017	122	$2.26	13.8	$4,742

At September 30, 2017, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share unit activity for the three months ended September 30, 2017 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2017	992	$27.59
Granted	352	$32.75
Vested	(98)	$24.98
Forfeited	(4)	$33.95
Non-vested restricted stock, restricted share units, and performance units at September 30, 2017	1,242	$29.24

	Three Months Ended September 30,
	2017	2016
Fair value of restricted stock and restricted share units granted	$11,516	$—
Fair value of shares vested	$4,019	$2,926
Tax benefit recognized from restricted shares vesting	$1,567	$1,139

On July 3, 2012, the Company entered into a Restricted Stock Agreement (the “Agreement”) with Irwin D. Simon, the Company’s Chairman, President and Chief Executive Officer. The Agreement provides for a grant of 800 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 200 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five consecutive trading day period during which the average closing price of the Company’s common stock on the Nasdaq Global Select Market equals or exceeds the following prices: $31.25, $36.25, $41.25 and $50.00, respectively, the market condition for each increment of 200 Shares will be satisfied. The market conditions were required to be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 200 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market conditions and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which was expected to be recognized over a weighted-average period of approximately 4.0 years. On September 28, 2012, August 27, 2013, December 13, 2013 and October 22, 2014, the four respective market conditions were satisfied. As such, the four tranches of 200 Shares each are expected to vest in equal amounts over the five-year period commencing on the first anniversary of the date the market condition for the respective tranche was satisfied.

At September 30, 2017, $19,737 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, was expected to be recognized over a weighted-average period of approximately 1.9 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of a two-year performance-based long-term incentive plan (the “2015-2016 LTIP”) and two performance-based long-term incentive plans (the “2016-2018 LTIP” and the “2017-2019 LTIP”) that provide for performance equity awards that can be earned over the respective three-year performance period. Participants in the LTI Plan include the Company’s executive officers, including the Chief Executive Officer, and certain other key executives.

The Compensation Committee administers the LTI Plan and is responsible for, among other items, selecting the specific performance measures for awards and setting the target performance required to receive an award after the completion of the performance period. The Compensation Committee determines the specific payout to the participants. Such awards may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, provided that any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan, as in effect and as amended from time-to-time.

Upon the adoption of the 2015-2016 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants are subject to time vesting requirements, and a portion is also subject to the achievement of minimum performance goals. The 2015-2016 LTIP awards contain an additional year of time-based vesting. The Initial Equity Grants are expensed over the respective vesting periods on a straight-line basis. The payment of the actual awards earned at the end of the applicable performance period, if any, will be reduced by the value of the Initial Equity Grants.

Upon adoption of the 2016-2018 LTIP and 2017-2019 LTIP, the Compensation Committee granted performance units to each participant, the achievement of which is dependent upon a defined calculation of relative total shareholder return over the period from July 1, 2015 to June 30, 2018 and July 1, 2017 to June 30, 2019 (the “TSR Grant”), respectively. The grant date fair value for these awards was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment. Each performance unit translates into one unit of common stock. The TSR grant represents half of each participant’s target award. The other half of the 2016-2018 LTIP and 2017-2019 LTIP is based on the Company’s achievement of specified net sales growth targets over the respective three-year period, if the targets are achieved, the award in connection with the 2016-2018 LTIP may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, while the award in connection with the 2017-2019 LTIP may be paid only in unrestricted shares of the Company’s common stock.

The Company recorded expense (in addition to the stock-based compensation expense associated with the Initial Equity Grants and the TSR Grant) of $546 and $1,127 for the three months ended September 30, 2017 and 2016, respectively, due to the Company’s current estimates of achievement under the plans.

12.    INVESTMENTS AND JOINT VENTURES

Equity method investments

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority-owned subsidiary of CK Hutchison Holdings Limited, to market and distribute certain of the Company’s brands in Hong Kong, China and other surrounding markets. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote, and therefore, the investment is being accounted for under the equity method of accounting. At September 30, 2017 and June 30, 2017, the carrying value of the Company’s 50.0% investment in and advances to HHO were $1,975 and $1,629, respectively, and are included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.”

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors. At September 30, 2017 and June 30, 2017, the carrying value of the Company’s investment in Chop’t was $16,262 and $16,487, respectively, and is included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.” The Company’s current ownership percentage may be diluted in the future to 11.9%, pending the distribution of additional ownership interests.

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The shares held at September 30, 2017 totaled 933. The fair value of these shares held was $872 (cost basis of $1,164) at September 30, 2017 and $882 (cost basis of $1,164) at June 30, 2017 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet. The Company concluded that the decline in its YHS investment below its cost basis is temporary and, accordingly, has not recognized a loss in the Consolidated Statements of Operations. In making this determination, the Company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of YHS, the magnitude of the loss compared to the investment’s cost, and publicly available information about the industry and geographic region in which YHS operates.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7,658	$7,658	$—	$—
Forward foreign currency contracts	66	—	66	—
Available for sale securities	872	872	—	—
	$8,596	$8,530	$66	$—
Liabilities:
Forward foreign currency contracts	217	—	217	—
Contingent consideration, current	2,853	—	—	2,853
Total	$3,070	$—	$217	$2,853

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$21,800	$21,800	$—	$—
Forward foreign currency contracts	99	—	99	—
Available for sale securities	882	882	—	—
	$22,781	$22,682	$99	$—
Liabilities:
Forward foreign currency contracts	$53	$—	$53	$—
Contingent consideration, current	$2,656	$—	$—	$2,656
Total	$2,709	$—	$53	$2,656

Available for sale securities consist of the Company’s investment in YHS (see Note 12, Investments and Joint Ventures).  Fair value is measured using the market approach based on quoted prices.  The Company utilizes the income approach to measure fair value for its foreign currency forward contracts.  The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices.

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

The following table summarizes the Level 3 activity for the three months ended September 30, 2017.

Balance as of June 30, 2017	$2,656
Contingent consideration adjustment (a)	174
Translation adjustment	23
Balance as of September 30, 2017	$2,853

(a) The change in the fair value of contingent consideration is included in “Acquisition related expenses, restructuring and integration charges” in the Company’s Consolidated Statements of Income.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2017 or September 30, 2016.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (See Note 8, Debt and Borrowings).

Derivative Instruments

The Company primarily has exposure to changes in foreign currency exchange rates relating to certain anticipated cash flows and firm commitments from its international operations. The Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. Derivative financial instruments are not used for speculative purposes. The fair value of these derivatives is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the Consolidated Balance Sheet. For derivative instruments that qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. Fair value hedges and derivative instruments not designated as hedges are marked-to-market each reporting period with any unrealized gains or losses recognized in earnings.

Derivative instruments designated at inception as hedges are measured for effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2017 and September 30, 2016.

There were no cash flow hedges outstanding as of September 30, 2017. The notional and fair value amounts of cash flow hedges at June 30, 2017 were $1,828 and $84 of net assets, respectively. The notional and fair value amounts of derivatives designated as fair value hedges at September 30, 2017 were $6,000 and $46 of net liabilities, respectively. There were no fair value hedges outstanding as of June 30, 2017.

The notional and fair value amounts of derivatives not designated as hedges at September 30, 2017 were $13,200 and $105 of net liabilities, respectively. There were $6,114 of notional amount and $38 of net liabilities of derivatives not designated as hedges as of June 30, 2017.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material for the three months ended September 30, 2017 or September 30, 2016.

14.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al., (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017, and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls.  Defendants filed a motion to dismiss on October 3, 2017. Co-Lead Plaintiffs’ opposition is due by December 4, 2017, and Defendants will file a reply within 45 days after the filing of the Lead Co-Plaintiffs’ opposition.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018.

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

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Compliant, the Silva Complaint and the Merenstein Compliant under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs.   On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. Defendants’ answer, motion, or other response to the consolidated amended complaint is due by December 26, 2017.

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

15.    SEGMENT INFORMATION

Prior to July 1, 2017, the Company’s operations were managed in eight operating segments: the United States, United Kingdom, Tilda, Hain Pure Protein Corporation (“HPPC”), EK Holdings, Inc. (“Empire”), Canada, Europe and Cultivate. The United States operating segment was also a reportable segment. The United Kingdom and Tilda operating segments were reported in the aggregate as “United Kingdom”, while HPPC and Empire were reported in the aggregate as “Hain Pure Protein,” and Canada, Europe and Cultivate were combined and reported as “Rest of World.”

Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. As a result, the Company is now managed in nine operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, HPPC, Empire, Europe, Canada and Cultivate. Ella’s Kitchen UK is now combined with the United Kingdom and Tilda operating segments and is reported within the United Kingdom reportable segment. There were no changes to the Hain Pure Protein reportable segment or Rest of World. The prior period segment information contained below has been adjusted to reflect the Company’s new operating and reporting structure.

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

	Three Months Ended September 30,
	2017	2016
Net Sales:
United States	$263,659	$254,232
United Kingdom	222,445	220,151
Hain Pure Protein	119,057	116,669
Rest of World	103,115	90,412
	$708,276	$681,464

Operating Income:
United States	$20,861	$18,794
United Kingdom	9,601	7,819
Hain Pure Protein	2,242	(1,018)
Rest of World	8,997	5,055
	$41,701	$30,650
Corporate and Other (a)	(10,218)	(16,899)
	$31,483	$13,751
(a) Includes $4,488 and $6,421 of accounting review costs, net of insurance proceeds and acquisition related expenses, restructuring and integration charges for the three months ended September 30, 2017 and 2016, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area are as follows:

	September 30, 2017	June 30, 2017
United States	$196,087	$194,348
United Kingdom	169,054	165,396
All Other	69,710	63,330
Total	$434,851	$423,074

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Three Months Ended September 30,
	2017	2016
United States	$397,351	$385,768
United Kingdom	222,445	220,151
All Other	88,480	75,545
Total	$708,276	$681,464

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes for the period ended September 30, 2017 thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

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

Change in Segments

Prior to July 1, 2017, the Company’s operations were managed in eight operating segments: the United States, United Kingdom, Tilda, Hain Pure Protein Corporation (“HPPC”), EK Holdings, Inc. (“Empire”), Canada, Europe and Cultivate. The United States operating segment was also a reportable segment. The United Kingdom and Tilda operating segments were reported in the aggregate as “United Kingdom”, while HPPC and Empire were reported in the aggregate as “Hain Pure Protein,” and Canada, Europe and Cultivate were combined and reported as “Rest of World.”

Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. As a result, the Company is now managed in nine operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, HPPC, Empire, Europe, Canada and Cultivate. Ella’s Kitchen UK is now combined with the United Kingdom and Tilda operating segments and is reported within the United Kingdom reportable segment. There were no changes to the Hain Pure Protein reportable segment or Rest of World. All prior period data throughout this Management’s Discussion & Analysis of Financial Condition and Results of Operations has been adjusted to reflect the new operating and reporting structure. See Note 15, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2017 and 2016 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2017		September 30, 2016		Dollars	Percentage
Net sales	$708,276	100.0%	$681,464	100.0%	$26,812	3.9%
Cost of sales	576,673	81.4%	571,597	83.9%	5,076	0.9%
Gross profit	131,603	18.6%	109,867	16.1%	21,736	19.8%
Selling, general and administrative expenses	90,721	12.8%	84,967	12.5%	5,754	6.8%
Amortization of acquired intangibles	4,911	0.7%	4,728	0.7%	183	3.9%
Acquisition related expenses, restructuring and integration charges	5,846	0.8%	461	0.1%	5,385	1,168.1%
Accounting review costs, net of insurance proceeds	(1,358)	(0.2)%	5,960	0.9%	(7,318)	n/a
Operating income	31,483	4.4%	13,751	2.0%	17,732	129.0%
Interest and other financing expense, net	6,315	0.9%	5,081	0.7%	1,234	24.3%
Other (income)/expense, net	(3,137)	(0.4)%	(512)	(0.1)%	(2,625)	512.7%
Income before income taxes and equity in net income of equity-method investees	28,305	4.0%	9,182	1.3%	19,123	208.3%
Provision for income taxes	8,470	1.2%	762	0.1%	7,708	1,011.5%
Equity in net income of equity-method investees	(11)	—	(184)	—	173	94.0%
Net income	$19,846	2.8%	$8,604	1.3%	$11,242	130.7%

Adjusted EBITDA	$59,512	8.4%	$45,617	6.7%	$13,895	30.5%

Net Sales

Net sales for the three months ended September 30, 2017 were $708.3 million, an increase of $26.8 million, or 3.9%, from net sales of $681.5 million for the three months ended September 30, 2016. On a constant currency basis, net sales increased approximately 3.3% from the prior year quarter. The increase in net sales was due to sales growth in Europe related to our plant-based, branded and private label beverage business and increased sales in Canada driven by our Sensible Portions®, Tilda® and Yves® brands. In addition, net sales in the United States segment for the three months ended September 30, 2017 increased 3.7% from the prior year quarter, which was negatively impacted by a realignment of customer inventories.

Gross Profit

Gross profit for the three months ended September 30, 2017 was $131.6 million, an increase of $21.7 million, or 19.8%, as compared to the prior year quarter. Gross profit margin was 18.6% of net sales, up 250 basis points period-over-period. Gross profit was favorably impacted by more efficient trade spend in the United States in the current year quarter as compared to the prior year quarter, price realization and operating efficiencies in the United Kingdom, improved profitability at HPPC as a result of lower conversion costs, and incremental gross profit on higher sales, specifically in Canada and Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90.7 million for the three months ended September 30, 2017, an increase of $5.8 million, or 6.8%, from $85.0 million for the prior year quarter. Selling, general and administrative expenses increased primarily due to higher marketing investment and personnel costs in the United States. Selling, general and administrative expenses as a percentage of net sales was 12.8% in the three months ended September 30, 2017 and 12.5% in the prior year quarter, an increase of 30 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $4.9 million for the three months ended September 30, 2017, an increase of $0.2 million from $4.7 million in the prior year quarter. The increase was due to the intangibles acquired as a result of the Company’s acquisitions in the fourth quarter of fiscal 2017. See Note 4, Acquisitions, and Note 7, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges

Acquisition related expenses, restructuring and integration charges were $5.8 million for the three months ended September 30, 2017, an increase of $5.4 million from $0.5 million in the prior year quarter. The increase was primarily due to increased severance costs in the current year quarter as compared to the prior year quarter and consulting fees incurred in connection with the Company’s Project Terra strategic review.

Accounting Review Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review and the independent review by the Audit Committee and other related matters were $3.6 million for the three months ended September 30, 2017, compared to $6.0 million in the prior year quarter. Included in accounting review costs for the three months ended September 30, 2017 were insurance proceeds of $5.0 million related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters. The net amount of accounting review costs for the three months ended September 30, 2017 was income of $1.4 million.

Operating Income

Operating income for the three months ended September 30, 2017 was $31.5 million, an increase of $17.7 million, or 129.0%, from $13.8 million in the three months ended September 30, 2016. Operating income as a percentage of net sales was 4.4% in the first quarter of fiscal 2017 compared with 2.0% in the prior year quarter. The increase in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $6.3 million for the three months ended September 30, 2017, an increase of $1.2 million, or 24.3%, from $5.1 million in the prior year quarter. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt. See Note 8, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (Income)/Expense, net

Other (income)/expense, net totaled $3.1 million of income for the three months ended September 30, 2017, an increase of $2.6 million from $0.5 million of income in the prior year quarter. Included in other (income)/expense, net were net unrealized foreign currency gains, which were higher in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Income Before Income Taxes and Equity in Net Income of Equity-Method Investees

Income before income taxes and equity in the net income of our equity-method investees for the three months ended September 30, 2017 and 2016 was $28.3 million and $9.2 million, respectively. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $8.5 million for the three months ended September 30, 2017 compared to $0.8 million in the prior year quarter.

Our effective income tax rate was 29.9% and 8.3% of pre-tax income for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three months ended September 30, 2017 and September 30, 2016 was favorable as compared to the statutory rate as a result of the geographical mix of earnings. The effective tax rate for the three months ended September 30, 2016 was favorably impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of 2017. Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Income of Equity-Method Investees

Our equity in net income from our equity-method investments for the three months ended September 30, 2017 was essentially breakeven compared to $0.2 million for the three months ended September 30, 2016. See Note 12, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the three months ended September 30, 2017 and 2016 was $19.8 million and $8.6 million, respectively, or $0.19 and $0.08 per diluted share, respectively. The increase was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $59.5 million and $45.6 million for the three months ended September 30, 2017 and 2016, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended September 30, 2017 and 2016:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/17	$263,659	$222,445	$119,057	$103,115	$—	$708,276
Three months ended 9/30/16	254,232	220,151	116,669	90,412	—	681,464
$ change	$9,427	$2,294	$2,388	$12,703	n/a	$26,812
% change	3.7%	1.0%	2.0%	14.1%	n/a	3.9%

Operating income (loss)
Three months ended 9/30/17	$20,861	$9,601	$2,242	$8,997	$(10,218)	$31,483
Three months ended 9/30/16	18,794	7,819	(1,018)	5,055	(16,899)	13,751
$ change	$2,067	$1,782	$3,260	$3,942	$6,681	$17,732
% change	11.0%	22.8%	320.2%	78.0%	39.5%	129.0%

Operating income (loss) margin
Three months ended 9/30/17	7.9%	4.3%	1.9%	8.7%	n/a	4.4%
Three months ended 9/30/16	7.4%	3.6%	(0.9)%	5.6%	n/a	2.0%

United States

Our net sales in the United States segment for the three months ended September 30, 2017 were $263.7 million, an increase of $9.4 million, or 3.7%, from net sales of $254.2 million for the three months ended September 30, 2016. The increase in net sales was driven by growth in our Pure Personal Care, Better-for-You-Baby and Better-for-You-Pantry platforms, partially offset by declines in our Fresh Living, Better-for-You-Snacks and Tea platforms. In addition, the prior year quarter was negatively impacted by a realignment of customer inventories. Operating income in the United States for the three months ended September 30, 2017 was $20.9 million, an increase of $2.1 million from operating income of $18.8 million for the three months ended September 30, 2016. The increase in operating income was the result of the aforementioned items discussed above, as well as the negative impact of the initiation of the stock-keeping unit rationalization which occurred in the prior year quarter.

United Kingdom

Our net sales in the United Kingdom segment for the three months ended September 30, 2017 were $222.4 million, an increase of $2.3 million, or 1.0%, from net sales of $220.2 million for the three months ended September 30, 2016. The net sales increase was primarily due to growth from our Tilda® and Ella’s Kitchen® brands, the aforementioned price increases, as well as the acquisition of The Yorkshire Provender Limited, which occurred in the fourth quarter of fiscal 2017. These increases were partially offset by the sale of our own-label juice business which occurred at the end of the first quarter of fiscal 2017. Operating income in the United Kingdom segment for the three months ended September 30, 2017 was $9.6 million, an increase of $1.8 million from $7.8 million for the three months ended September 30, 2016. The increase in operating income was primarily due to the aforementioned increase in sales, as well as operating efficiencies achieved at Orchard House and Hain Daniels, offset in part by restructuring costs incurred at Tilda.

Hain Pure Protein

Our net sales in the Hain Pure Protein segment for the three months ended September 30, 2017 were $119.1 million, an increase of $2.4 million, or 2.0%, from net sales of $116.7 million for the three months ended September 30, 2016. The increase in net sales was primarily due to growth of our FreeBird® brand, offset in part by volume declines in our Plainville Farms® ground turkey business and Empire Kosher® brand. Operating income in the segment for the three months ended September 30, 2017 was $2.2 million, an increase of $3.3 million, from an operating loss of $1.0 million for the three months ended September 30, 2016. The increase in operating income was primarily due to the aforementioned increase in net sales of our FreeBird® brand and lower conversion costs as a result of production improvements at our Plainville Farms manufacturing facility.

Rest of World

Our net sales in Rest of World were $103.1 million for the three months ended September 30, 2017, an increase of $12.7 million, or 14.1%, from net sales of $90.4 million for the three months ended September 30, 2016. The increase in net sales was primarily due to increased sales volume in Europe related to our branded and private label plant-based beverage business, as well as increased sales in Canada driven by growth in our Sensible Portions®, Tilda®, and Yves® brands. Operating income in the segment for the three months ended September 30, 2017 was $9.0 million, an increase of $3.9 million, from $5.1 million for the three months ended September 30, 2016. The increase in operating income was primarily due to the aforementioned increase in sales as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, accounting review costs, net of insurance proceeds and acquisition related expenses, restructuring and integration charges are included in Corporate and Other and were $4.5 million and $6.4 million for the three months ended September 30, 2017 and 2016, respectively.

Refer to Note 15, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our credit agreement.

Our cash and cash equivalents balance decreased $20.2 million at September 30, 2017 to $126.8 million when compared to $147.0 million at June 30, 2017. Our working capital was $567.6 million at September 30, 2017, an increase of $33.3 million from $534.3 million at the end of fiscal 2017.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. It is our current intent to indefinitely reinvest its foreign earnings outside the United States. As of September 30, 2017, approximately 85.7% ($108.6 million) of the total cash balance was held outside of the United States. Although a significant portion of the consolidated cash balances are maintained outside of the United States, our current plans do not demonstrate a need to repatriate these balances to fund our United States operations. If these funds were to be needed for our operations in the United States, we may be required to record and pay significant United States income taxes to repatriate these funds.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2017, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,		Change in
(amounts in thousands)	2017	2016	Dollars	Percentage
Cash flows provided by (used in):
Operating activities	$(19,438)	$12,819	$(32,257)	(251.6)%
Investing activities	(14,913)	(13,553)	(1,360)	(10.0)%
Financing activities	11,087	(11,589)	22,676	195.7%
Effect of exchange rate changes on cash	3,059	(2,131)	5,190	243.5%
Net decrease in cash	$(20,205)	$(14,454)	$(5,751)	(39.8)%

Cash used in operating activities was $19.4 million for the three months ended September 30, 2017, a decrease of $32.3 million from the $12.8 million of cash provided by operating activities for the three months ended September 30, 2016. This decrease resulted primarily from an additional $46.1 million of cash used within working capital accounts, primarily related to inventory and accounts receivable, partially offset by an increase of $13.8 million in net income adjusted for non-cash charges.

Cash used in investing activities was $14.9 million for the three months ended September 30, 2017, an increase of $1.4 million from the $13.6 million of cash used in investing activities for the three months ended September 30, 2016. The increase resulted primarily from a $1.0 million shareholder loan repayment that occurred in the first quarter of fiscal 2017 related to our joint venture with Hutchison Hain Organic Holdings Limited.

Cash provided by financing activities was $11.1 million for the three months ended September 30, 2017, an increase of $22.7 million from the $11.6 million of net cash used in financing activities for the three months ended September 30, 2016. The increase was due to net repayments of $7.5 million on our revolving credit facility and other debt in the first quarter of fiscal 2017, compared with net borrowings of $13.2 million in the first quarter of fiscal 2018, which was primarily used to fund advanced rice purchases at Tilda. Additionally, the first quarter of fiscal 2018 included $2.1 million related to stock repurchases to satisfy employee payroll tax withholdings. The first quarter of fiscal 2017 included $1.6 million related to stock repurchases to satisfy employee payroll tax withholdings, as well as $2.5 million in acquisition-related contingent consideration.

Operating Free Cash Flow

Our operating free cash flow was negative $34.4 million for the three months ended September 30, 2017, a decrease of $32.6 million from the three months ended September 30, 2016. This decrease resulted primarily from $46.1 million of more cash used within working capital accounts, partially offset by an increase of $13.8 million adjusted for the impact of non-cash charges. We expect that our capital spending for fiscal 2018 will be approximately $75 million, and we may incur additional costs in connection with Project Terra. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to operating free cash flow.

Credit Agreement

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1.0 billion revolving credit facility which may be increased by an additional uncommitted $350.0 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes. As of September 30, 2017 and June 30, 2017, there were $739.7 million and $733.7 million of borrowings outstanding, respectively, under the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2017 was 2.88%.

The Credit Agreement is guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement to comply with financial and other customary affirmative and negative covenants for facilities of this nature. As of September 30, 2017 and June 30, 2017, and the Company was in compliance with all associated covenants.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 2.72% at September 30, 2017).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12.5 million. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.10% (weighted average interest rate of approximately 1.10% at September 30, 2017).

We believe that our cash on hand of $126.8 million at September 30, 2017, as well as projected cash flows from operations and availability under our Credit Agreement, are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2018 capital expenditures of approximately $75 million and other expected cash requirements for at least the next twelve months.

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

A reconciliation between reported and constant currency net sales growth is as follows:

(amounts in thousands)	Hain Consolidated
Net sales - Three months ended 9/30/2017	$708,276
Impact of foreign currency exchange	(4,143)
Net sales on a constant currency basis - Three months ended 9/30/2017	$704,133

Net sales - Three months ended 9/30/2016	$681,464
Net sales growth on a constant currency	3.3%

Adjusted EBITDA

Adjusted EBITDA is defined as net income before income taxes, net interest expense, depreciation and amortization, impairment of long lived assets, equity in the earnings of equity-method investees, stock-based compensation, acquisition-related expenses, including integration and restructuring charges, and other non-recurring items. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a Non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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
A reconciliation of net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2017	2016
Net income	$19,846	$8,604
Income taxes	8,470	762
Interest expense, net	5,620	4,354
Depreciation and amortization	17,626	17,220
Equity in earnings of equity-method investees	(11)	(184)
Stock-based compensation expense	3,164	2,704
Unrealized currency gains	(3,419)	(1,293)
EBITDA	51,296	32,167

Acquisition related expenses, restructuring and integration charges, and other	5,846	1,408
Losses on terminated chilled desserts contract	1,472	—
U.K. and HPP start-up costs	1,083	—
Co-packer disruption	1,173	—
SKU rationalization	—	5,199
U.K. deferred synergies due to CMA Board decision	—	471
Accounting review costs, net of insurance proceeds	(1,358)	5,960
Recall and other related costs	—	412
Adjusted EBITDA	$59,512	$45,617

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

A reconciliation from Cash flow provided by operating activities to Operating free cash flow is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2017	2016
Cash flow (used in) provided by operating activities	$(19,438)	$12,819
Purchase of property, plant and equipment	(14,913)	(14,553)
Operating free cash flow	$(34,351)	$(1,734)

Off Balance Sheet Arrangements

At September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition, trade promotions and sales incentives, valuation of accounts and chargebacks receivable, accounting for acquisitions, valuation of long-lived assets, goodwill and intangible assets, stock based compensation, and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Recent Accounting Pronouncements

Refer to Note 2, Basis of Presentation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three months ended September 30, 2017 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although the Company continues to work to remediate the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and significant progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to these material weaknesses were not effective as of September 30, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Controls Over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, we undertook a broad range of remedial procedures prior to November 7, 2017, the filing date of this report, to address the material weaknesses in our internal control over financial reporting identified as of June 30, 2017. Our efforts to improve our internal controls are ongoing and focused on organizational enhancements, information technology general controls and IT dependent controls, revenue practices and training practices. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of June 30, 2017, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended June 30, 2017.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al., (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017, and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls.  Defendants filed a motion to dismiss on October 3, 2017. Co-Lead Plaintiffs’ opposition is due by December 4, 2017, and Defendants will file a reply within 45 days after the filing of the Lead Co-Plaintiffs’ opposition.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018.

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

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Compliant, the Silva Complaint and the Merenstein Compliant under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs.   On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. Defendants’ answer, motion, or other response to the consolidated amended complaint is due by December 26, 2017.

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

Item 1A.    Risk Factors

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 13, 2017. There have been no material changes from the risk factors previously disclosed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
July 1, 2017 - July 31, 2017	—	$—	—	250
August 1, 2017 - August 31, 2017	22,451	40.63	—	250
September 1, 2017 - September 30, 2017	28,967	40.95	—	250
Total	51,418	$40.81	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder-approved stock-based compensation plans.

(2)	On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date.

Item 6.        Exhibits

See Exhibit Index immediately preceding the signature page hereto, which is incorporated herein by reference.

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

3.3	The Hain Celestial Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) of the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2014).

10.1	Form of Indemnification Agreement between the Company and certain directors of the Company.

10.2
Cooperation Agreement dated as of September 27, 2017 by and among The Hain Celestial Group, Inc., a Delaware corporation, and with certain individuals affiliated with and investment funds managed by Engaged Capital, LLC listed on Annex A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2017).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 7, 2017	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	November 7, 2017	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer