Form 10-Q
period 2017-12-31
HAIN CELESTIAL GROUP INC
filed 2018-02-07
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017

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
Yes  ☐    No  ☒

As of January 31, 2018, there were 103,918,020 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

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
Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as the use of “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, growth strategy, market price, brand portfolio and product performance, the seasonality of our business, our results of operations and financial condition, our Securities and Exchange Commission (“SEC”) filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.
The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products, changes to the competitive environment, changes to consumer preferences, general economic and financial market conditions, our ability to introduce new products and improve existing products, changes in relationships with customers, suppliers, strategic partners and lenders, risks associated with our international sales and operations, legal proceedings and government investigations (including any potential action by the Division of Enforcement of the SEC and securities class action and stockholder derivative litigation), our ability to manage our financial reporting and internal control systems and processes, the identification of material weaknesses in our internal control over financial reporting, the expected sales of our products, our ability to identify and complete acquisitions or divestitures and integrate acquisitions, changes in raw materials, commodity costs and fuel, the availability of organic and natural ingredients, risks relating to the protection of intellectual property, the reputation of our brands, changes to and the interpretation of governmental regulations, unanticipated expenditures, and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 under the heading “Risk Factors” and Part II, Item 1A, “Risk Factors” set forth herein, as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND JUNE 30, 2017
(In thousands, except par values)

	December 31,	June 30,
	2017	2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$139,216	$146,992
Accounts receivable, less allowance for doubtful accounts of $1,201 and $1,447, respectively	274,728	248,436
Inventories	502,372	427,308
Prepaid expenses and other current assets	62,994	52,045
Total current assets	979,310	874,781
Property, plant and equipment, net	386,077	370,511
Goodwill	1,083,696	1,059,981
Trademarks and other intangible assets, net	583,911	573,268
Investments and joint ventures	19,301	18,998
Other assets	35,042	33,565
Total assets	$3,087,337	$2,931,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,395	$222,136
Accrued expenses and other current liabilities	112,677	108,514
Current portion of long-term debt	25,021	9,844
Total current liabilities	401,093	340,494
Long-term debt, less current portion	742,125	740,304
Deferred income taxes	98,127	121,475
Other noncurrent liabilities	23,446	15,999
Total liabilities	1,264,791	1,218,272
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 108,371 and 107,989 shares, respectively; outstanding: 103,918 and 103,702 shares, respectively	1,084	1,080
Additional paid-in capital	1,145,042	1,137,724
Retained earnings	935,771	868,822
Accumulated other comprehensive loss	(153,351)	(195,479)
	1,928,546	1,812,147
Less: Treasury stock, at cost, 4,453 and 4,287 shares, respectively	(106,000)	(99,315)
Total stockholders’ equity	1,822,546	1,712,832
Total liabilities and stockholders’ equity	$3,087,337	$2,931,104
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net sales	$775,204	$739,999	$1,483,480	$1,421,463
Cost of sales	630,933	601,606	1,207,606	1,173,203
Gross profit	144,271	138,393	275,874	248,260
Selling, general and administrative expenses	90,372	85,187	181,093	170,154
Amortization of acquired intangibles	4,909	4,693	9,820	9,421
Acquisition related expenses, restructuring and integration charges	4,797	108	10,643	568
Accounting review and remediation costs, net of insurance proceeds	4,451	7,005	3,093	12,966
Long-lived asset impairment	3,449	—	3,449	—
Operating income	36,293	41,400	67,776	55,151
Interest and other financing expense, net	6,513	5,097	12,828	10,178
Other (income)/expense, net	(760)	(1,353)	(3,897)	(1,865)
Income before income taxes and equity in net income of equity-method investees	30,540	37,656	58,845	46,838
(Benefit)/provision for income taxes	(16,369)	10,509	(7,899)	11,271
Equity in net income of equity-method investees	(194)	(38)	(205)	(222)
Net income	$47,103	$27,185	$66,949	$35,789

Net income per common share:
Basic	$0.45	$0.26	$0.65	$0.35
Diluted	$0.45	$0.26	$0.64	$0.34

Shares used in the calculation of net income per common share:
Basic	103,837	103,597	103,773	103,532
Diluted	104,440	104,204	104,379	104,225
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016
(In thousands)

	Three Months Ended
	December 31, 2017			December 31, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax benefit	After-tax amount
Net income			$47,103			$27,185

Other comprehensive income (loss):
Foreign currency translation adjustments	$8,336	$—	8,336	$(51,222)	$—	(51,222)
Change in deferred gains (losses) on cash flow hedging instruments	—	—	—	(13)	3	(10)
Change in unrealized gain (loss) on available for sale investment	8	(3)	5	(32)	13	(19)
Total other comprehensive income (loss)	$8,344	$(3)	$8,341	$(51,267)	$16	$(51,251)

Total comprehensive income (loss)			$55,444			$(24,066)

	Six Months Ended
	December 31, 2017			December 31, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax benefit	After-tax amount
Net income			$66,949			$35,789

Other comprehensive income (loss):
Foreign currency translation adjustments	$42,197	$—	42,197	$(82,958)	$—	(82,958)
Change in deferred gains (losses) on cash flow hedging instruments	(82)	15	(67)	(443)	38	(405)
Change in unrealized gain (loss) on available for sale investment	(2)	—	(2)	(89)	30	(59)
Total other comprehensive income (loss)	$42,113	$15	$42,128	$(83,490)	$68	$(83,422)

Total comprehensive income (loss)			$109,077			$(47,633)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2017
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2017	107,989	$1,080	$1,137,724	$868,822	4,287	$(99,315)	$(195,479)	$1,712,832
Net income				66,949				66,949
Other comprehensive income (loss)							42,128	42,128
Issuance of common stock pursuant to stock-based compensation plans	382	4	(4)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					166	(6,685)		(6,685)
Stock-based compensation expense			7,322					7,322
Balance at December 31, 2017	108,371	$1,084	$1,145,042	$935,771	4,453	$(106,000)	$(153,351)	$1,822,546
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016
(In thousands)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,949	$35,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,972	34,168
Deferred income taxes	(28,808)	(5,300)
Equity in net income of equity-method investees	(205)	(222)
Stock based compensation	7,322	5,235
Impairment of long-lived assets	3,449	—
Other non-cash items, net	(1,716)	130
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(19,194)	15,885
Inventories	(65,431)	(31,921)
Other current assets	(4,521)	20,854
Other assets and liabilities	4,636	(1,038)
Accounts payable and accrued expenses	27,973	42,547
Net cash provided by operating activities	25,426	116,127

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(13,064)	—
Purchases of property and equipment	(31,027)	(28,725)
Proceeds from sale of business	—	5,419
Other	—	1,000
Net cash used in investing activities	(44,091)	(22,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	35,000	22,000
Repayments under bank revolving credit facility	(35,000)	(56,500)
Borrowings (repayments) of other debt, net	13,809	(13,690)
Acquisition related contingent consideration	—	(2,498)
Shares withheld for payment of employee payroll taxes	(6,685)	(7,934)
Net cash provided by (used in) financing activities	7,124	(58,622)

Effect of exchange rate changes on cash	3,765	(6,000)

Net (decrease) increase in cash and cash equivalents	(7,776)	29,199
Cash and cash equivalents at beginning of period	146,992	127,926
Cash and cash equivalents at end of period	$139,216	$157,125
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

With a proven track record of strategic growth and profitability, the Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better BeanTM, BluePrint®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire ProvenderTM and Yves Veggie Cuisine®.  The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

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

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2017 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2017 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the period ended June 30, 2017 (the “Form 10-K”) for information not included in these condensed notes.

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

Newly Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU, among other things, changes the treatment of share-based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of additional paid in capital. The updated guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted this new guidance effective July 1, 2017. As a result of this adoption:

•
As required, we prospectively recognized discrete tax benefits of $237 and $836, respectively, in the income tax line item of our consolidated income statement for the three and six months ended December 31, 2017 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits retrospectively. As a result, we decreased our cash used in financing activities by $3,314 for the six months ended December 31, 2016.

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

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended December 31, 2017.

•
We did not have any material excess tax benefits previously recognized in additional paid-in capital; therefore, it was not necessary to record a deferred tax asset for the unrecognized tax benefits with an adjustment to opening retained earnings.

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements. We are currently assessing the impact the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers, providing a single five-step model to be applied to all revenue transactions. The guidance also requires improved disclosures to assist users of the financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. Subsequent to the issuance of ASU 2014-09, the FASB has issued various additional ASUs clarifying and amending this new revenue guidance. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period, and we will adopt the new guidance in fiscal 2019. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are currently performing a diagnostic review of our arrangements with customers across our significant businesses, including our practices of offering rebates, refunds, discounts, and other price allowances, and trade and consumer promotion programs. We are evaluating our methods of estimating the amount and timing of these various forms of variable consideration. We are continuing to evaluate the impact the new guidance will have on our consolidated financial statements, but we currently expect to adopt ASU 2014-09 using the modified retrospective option.

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

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net income	$47,103	$27,185	$66,949	$35,789

Denominator:
Basic weighted average shares outstanding	103,837	103,597	103,773	103,532
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	603	607	606	693
Diluted weighted average shares outstanding	104,440	104,204	104,379	104,225

Net income per common share:
Basic	$0.45	$0.26	$0.65	$0.35
Diluted	$0.45	$0.26	$0.64	$0.34

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 567 and 275 stock-based awards excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2017 and 2016, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Additionally, 27 restricted stock awards were excluded from our diluted earnings per share calculation for the three and six months ended December 31, 2016 as such awards were antidilutive. Restricted stock awards excluded from our diluted earnings per share calculation for the three and six months ended December 31, 2017 were de minimis.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. As of December 31, 2017, the Company had not repurchased any shares under this program and had $250,000 of remaining capacity under the share repurchase program.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges” in the Consolidated Statements of Income. Acquisition related costs of $215 and $329 were expensed in the three and six months ended December 31, 2017, respectively. Acquisition related costs of $253 were expensed in the six months ended December 31, 2016. The Company did not incur any acquisition-related costs in the three months ended December 31, 2016. The expenses incurred primarily related to professional fees and other transaction-related costs associated with our recent acquisitions.

Fiscal 2018

On December 1, 2017, the Company acquired Clarks UK Limited, (“Clarks”), a leading maple syrup and natural sweetener brand, in the United Kingdom. Clarks produces natural sweeteners under the ClarksTM brand, including maple syrup, honey and carob, date and agave syrups, which are sold in leading retailers and used by food service and industrial customers in the United Kingdom. Consideration for the transaction consisted of cash, net of cash acquired, totaling £9,698 (approximately $13,064 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results over the 18-month period following completion of the acquisition. Clarks is included in our United Kingdom operating segment. Net sales and income before income taxes attributable to the Clarks acquisition included in our consolidated results represented less than 1% of our consolidated results.

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

5.    INVENTORIES

Inventories consisted of the following:

	December 31, 2017	June 30, 2017
Finished goods	$295,927	$264,148
Raw materials, work-in-progress and packaging	206,445	163,160
	$502,372	$427,308

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2017	June 30, 2017
Land	$34,713	$33,930
Buildings and improvements	113,672	116,723
Machinery and equipment	367,366	350,689
Computer hardware and software	53,302	51,486
Furniture and fixtures	18,067	15,993
Leasehold improvements	30,290	29,296
Construction in progress	32,059	16,119
	649,469	614,236
Less: Accumulated depreciation and amortization	263,392	243,725
	$386,077	$370,511

Depreciation and amortization expense for the three months ended December 31, 2017 and 2016 was $10,043 and $9,888, respectively. Such expense for the six months ended December 31, 2017 and 2016 was $20,338 and $20,116, respectively.

In the second quarter of fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at one of its manufacturing facilities in the United States would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers. As such, the Company recorded a $3,449 non-cash impairment charge related to the closure of the facility and included $4,851 as assets held for sale within “Prepaid expenses and other current assets”, in its December 31, 2017 Consolidated Balance Sheet.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Hain Pure Protein	Rest of World	Total
Balance as of June 30, 2017 (a)	$591,416	$329,135	$41,089	$98,341	$1,059,981
Acquisition activity	—	6,936	—	—	6,936
Reallocation of goodwill between reporting units (b)	(35,519)	35,519	—	—	—
Translation and other adjustments, net	134	13,567	—	3,078	16,779
Balance as of December 31, 2017 (a)	$556,031	$385,157	$41,089	$101,419	$1,083,696

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

The change in operating segments as described above was deemed a triggering event, resulting in the Company performing an interim goodwill impairment analysis on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment indicators resulting from this analysis which was performed in the first quarter of fiscal 2018.

Other than as described above, there were no events or circumstances that warranted an interim impairment test for goodwill or indefinite lived intangible assets during the six months ended December 31, 2017.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	December 31, 2017	June 30, 2017
Non-amortized intangible assets:
Trademarks and tradenames (a)	$436,106	$424,817
Amortized intangible assets:
Other intangibles	259,343	247,712
Less: accumulated amortization	(111,538)	(99,261)
Net carrying amount	$583,911	$573,268

(a) The gross carrying value of trademarks and tradenames is reflected net of $60,202 of accumulated impairment charges.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Amortization of acquired intangibles	$4,909	$4,693	$9,820	$9,421

8.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2017	June 30, 2017
Credit Agreement borrowings payable to banks	$735,088	$733,715
Tilda short-term borrowing arrangements	19,094	7,761
Other borrowings	12,964	8,672
	767,146	750,148
Short-term borrowings and current portion of long-term debt	25,021	9,844
Long-term debt, less current portion	$742,125	$740,304

Credit Agreement

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $1,000,000 unsecured revolving credit facility which may be increased by an additional uncommitted $350,000, provided certain conditions are met. The Credit Agreement expires in December 2019. Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of December 31, 2017, there were $735,088 of borrowings and $8,976 letters of credit outstanding under the Credit Agreement and $255,936 available, and the Company was in compliance with all associated covenants.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S, dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2017 was 3.00%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum. Such Commitment Fee is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.

Amended Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for the extension of our existing $1,000,000 unsecured revolving credit facility through February 6, 2023 and provides for an additional $300,000 term loan. Under the Amended Credit Agreement, the credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met. The financial covenants, interest rates, and general terms and conditions of both the unsecured revolving credit facility and term loan under the Amended Credit Agreement are substantially the same as our existing Credit Agreement.

The term loan is payable on the last day of each fiscal quarter commencing June 30, 2018 in an amount equal to $3,750 and can be prepaid in whole or in part without premium or penalty.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 3.20% at December 31, 2017).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe and an uncommited revolving credit facility in India.

The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12,500. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.10% (weighted average interest rate of approximately 1.10% at December 31, 2017).

During the three months ended December 31, 2017, our Tilda Hain Indian subsidiary entered into an uncommitted revolving credit facility to fund its working capital needs. The maximum borrowings permitted under the arrangement are $4,000. There were no amounts outstanding at December 31, 2017.

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

The effective income tax rate was (53.6)% and 27.9% for the three months ended December 31, 2017 and 2016, respectively, and (13.4)% and 24.1% for the six months ended December 31, 2017 and 2016, respectively. The effective tax rate for the three and six months ended December 31, 2017 was primarily impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act significantly revised the U.S. corporate income tax regime by lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, imposing additional limitations on the deductibility of executive officers’ compensation, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Act provides for numerous significant tax law changes with varying effective dates. As a fiscal year-end taxpayer, certain provisions of the Act impacted the Company in our second quarter ended December 31, 2017, while other provisions will impact the Company beginning in fiscal 2019.

As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory rate of approximately 28.1% for fiscal 2018 and a 21% U.S. federal statutory rate for subsequent fiscal years. The three and six months ended December 31, 2017 included the impact of a $29,266 reduction to the value of the Company’s net deferred tax liabilities as a result of the lowering of the U.S. corporate income tax rate, partially offset by an estimated $5,211 transition tax imposed on the deemed repatriation of deferred foreign income.

ASC 740 requires recording the effects of tax law changes in the period enacted as discrete items. However, the SEC issued Staff Accounting Bulletin No. 118 which permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of December 31, 2017, the Company had not completed its accounting for the tax effects of the Act; however, the Company has made a reasonable estimate of the effects on the existing deferred balances as well as the computation of the one-time transition tax. The final transition impacts of the Act may materially differ from the Company’s estimates. Both the tax benefit and the tax charge represent provisional amounts and are subject to change due to further interpretations of the Act, legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act and/or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including historical records, changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries as well as the Company’s ongoing analysis of the Act. No additional income taxes have been provided for distributing remaining undistributed foreign earnings or any additional outside basis differences inherent in the entities, as these amounts continue to be indefinitely reinvested in foreign operations. However, we do intend to further study changes enacted by the Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

The effective tax rate for the three and six months ended December 31, 2016 was favorable as compared to the statutory rate as a result of the geographical mix of earnings and was also impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $2,086, which favorably impacted the effective tax rate.

10.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$8,336	$(51,222)	$42,197	$(82,958)
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	—	45	39	101
Amounts reclassified into income (2)	—	(55)	(106)	(506)
Unrealized gain/(loss) on available for sale investment:
Other comprehensive loss before reclassifications	5	(19)	(2)	(69)
Amounts reclassified into income (3)	—	—	—	10
Net change in accumulated other comprehensive income (loss)	$8,341	$(51,251)	$42,128	$(83,422)

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a gain of $315 and a loss of $12,908 for the three months ended December 31, 2017 and 2016, respectively, and a gain of $1,066 and a loss of $20,061 for the six months ended December 31, 2017 and 2016, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $530 for the three months ended December 31, 2016 and $132 and $1,150 for the six months ended December 31, 2017 and 2016, respectively. There were no amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments for the three months ended December 31, 2017.

(3)
Amounts reclassified into income for losses on sale of available for sale investments were based on the average cost of the shares held (See Note 12, Investments and Joint Ventures). Such amounts are recorded in “Other (income)/expense, net” in the Consolidated Statements of Income and were $16 before taxes for the six months ended December 31, 2016. There were no amounts reclassified into income for losses on sale of available for sale investments for the three and six months ended December 31, 2017.

11.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has two stockholder-approved plans, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan and the 2000 Directors Stock Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock-based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Compensation cost (included in selling, general and administrative expense)	$4,158	$2,531	$7,322	$5,235
Related income tax benefit	$1,187	$949	$2,421	$1,963

Stock Options

A summary of the stock option activity for the six months ended December 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2017	122	$2.26
Exercised	—	$—
Options outstanding and exercisable at December 31, 2017	122	$2.26	13.5	$4,893

	Six Months Ended December 31,
	2017	2016
Intrinsic value of options exercised	—	6,507
Tax benefit recognized from stock option exercises	—	2,538

At December 31, 2017, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share unit activity for the six months ended December 31, 2017 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2017	992	$27.59
Granted	431	$33.85
Vested	(382)	$36.96
Forfeited	(14)	$29.59
Non-vested restricted stock, restricted share units, and performance units at December 31, 2017	1,027	$26.71

	Six Months Ended December 31,
	2017	2016
Fair value of restricted stock and restricted share units granted	$14,595	$—
Fair value of shares vested	$14,238	$9,004
Tax benefit recognized from restricted shares vesting	$4,887	$3,464

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

At December 31, 2017, $18,620 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, was expected to be recognized over a weighted-average period of approximately 1.9 years.

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

Upon the adoption of the 2015-2016 LTIP, the Compensation Committee granted an initial award to each participant in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants were subject to the achievement of minimum performance goals and vested on a pro rata basis over the three-year period. The 2015-2016 LTIP awards contain an additional year of time-based vesting. The Initial Equity Grants were expensed over the vesting period of three years on a straight-line basis through November 2017.

Upon adoption of the 2016-2018 LTIP and 2017-2019 LTIP, the Compensation Committee granted performance units to each participant, the achievement of which is dependent upon a defined calculation of relative total shareholder return over the period from July 1, 2015 to June 30, 2018 and from July 1, 2017 to June 30, 2019 (the “TSR Grant”), respectively. The grant date fair value for these awards was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment. Each performance unit translates into one unit of common stock. The TSR grant represents half of each participant’s target award. The other half of the 2016-2018 LTIP and 2017-2019 LTIP is based on the Company’s achievement of specified net sales growth targets over the respective three-year period, if the targets are achieved, the award in connection with the 2016-2018 LTIP may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, while the award in connection with the 2017-2019 LTIP may be paid only in unrestricted shares of the Company’s common stock.

The Company recorded a net benefit (in addition to the stock-based compensation expense associated with the Initial Equity Grants and the TSR Grant) of $21 and net expense of $525 for the three and six months ended December 31, 2017, respectively, due to the Company’s current estimates of achievement under the plans. The Company recorded expense of $1,128 and $2,255 for the three and six months ended December 31, 2016, respectively, related to the LTI Plan.

12.    INVESTMENTS AND JOINT VENTURES

Equity method investments

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority-owned subsidiary of CK Hutchison Holdings Limited, to market and distribute certain of the Company’s brands in Hong Kong, China and other surrounding markets. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote, and therefore, the investment is being accounted for under the equity method of accounting. At December 31, 2017 and June 30, 2017, the carrying value of the Company’s 50.0% investment in, and advances to, HHO were $2,407 and $1,629, respectively, and are included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.”

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors. During the three months ended December 31, 2017, the Company’s ownership interest was reduced to 14.3% due to the distribution of additional ownership interests. Further ownership interest distributions could potentially dilute the Company’s ownership interest to as low as 11.9%. At December 31, 2017 and June 30, 2017, the carrying value of the Company’s investment in Chop’t was $16,014 and $16,487, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The shares held at December 31, 2017 totaled 933. The fair value of these shares held was $880 (cost basis of $1,164) at December 31, 2017 and $882 (cost basis of $1,164) at June 30, 2017 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet. The Company concluded that the decline in its YHS investment below its cost basis is temporary and, accordingly, has not recognized a loss in the Consolidated Statements of Operations. In making this determination, the Company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of YHS, the magnitude of the loss compared to the investment’s cost and publicly available information about the industry and geographic region in which YHS operates.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$20,813	$20,813	$—	$—
Forward foreign currency contracts	39	—	39	—
Available for sale securities	880	880	—	—
Total	$21,732	$21,693	$39	$—
Liabilities:
Forward foreign currency contracts	$216	$—	$216	$—
Contingent consideration, non-current	4,559	—	—	4,559
Total	$4,775	$—	$216	$4,559

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$21,800	$21,800	$—	$—
Forward foreign currency contracts	99	—	99	—
Available for sale securities	882	882	—	—
Total	$22,781	$22,682	$99	$—
Liabilities:
Forward foreign currency contracts	$53	$—	$53	$—
Contingent consideration, non-current	2,656	—	—	2,656
Total	$2,709	$—	$53	$2,656

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

The following table summarizes the Level 3 activity for the six months ended December 31, 2017.

Balance as of June 30, 2017	$2,656
Fair value of initial contingent consideration(a)	1,547
Contingent consideration adjustment (b)	325
Translation adjustment	31
Balance as of December 31, 2017	$4,559

(a) In connection with the acquisition of Clarks during fiscal 2018, payment of a portion of the purchase price is contingent upon the achievement of certain operating results. Contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results over the 18-month period following completion of the acquisition.

(b) The change in the fair value of contingent consideration is included in “Acquisition related expenses, restructuring and integration charges” in the Company’s Consolidated Statements of Income.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2017 or December 31, 2016.

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

Derivative instruments designated at inception as hedges are measured for effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three and six months ended December 31, 2017 and December 31, 2016.

There were no cash flow hedges outstanding as of December 31, 2017. The notional and fair value amounts of cash flow hedges at June 30, 2017 were $1,828 and $84 of net assets, respectively. The notional and fair value amounts of derivatives designated as fair value hedges at December 31, 2017 were $4,500 and $94 of net liabilities, respectively. There were no fair value hedges outstanding as of June 30, 2017.

The notional and fair value amounts of derivatives not designated as hedges at December 31, 2017 were $17,903 and $83 of net liabilities, respectively. There were $6,114 of notional amount and $38 of net liabilities of derivatives not designated as hedges as of June 30, 2017.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material for the three and six months ended December 31, 2017 and December 31, 2016.

14.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al., (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss on October 3, 2017. Co-Lead Plaintiffs filed an opposition on December 1, 2017, and Defendants filed the reply on January 16, 2018. The motion to dismiss is pending before the Court.

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

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Compliant, the Silva Complaint and the Merenstein Compliant under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs.   On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision is rendered on the motion to dismiss the Amended Complaint in the consolidated Securities Class Actions, described above.

SEC Investigation

As previously disclosed, the Company voluntarily contacted the SEC in August 2016 to advise it of the Company’s delay in the filing of its periodic reports and the performance of the independent review conducted by the Audit Committee.  The Company has continued to provide information to the SEC on an ongoing basis, including, among other things, the results of the independent review of the Audit Committee as well as other information pertaining to its internal accounting review relating to revenue recognition.  The SEC has issued subpoenas to the Company relevant to its investigation.  The Company is in the process of responding to the SEC’s requests for information and intends to cooperate fully with the SEC.

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

Net sales and operating income are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and Other.” Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges and other, along with accounting review and remediation costs, are included in “Corporate and Other.” Expenses that are managed centrally, but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net Sales:
United States	$270,303	$278,640	$533,962	$532,872
United Kingdom	238,201	212,312	460,646	432,463
Hain Pure Protein	158,972	152,979	278,029	269,648
Rest of World	107,728	96,068	210,843	186,480
	$775,204	$739,999	$1,483,480	$1,421,463

Operating Income:
United States	$21,861	$39,928	$42,722	$58,722
United Kingdom	13,598	9,321	23,199	17,140
Hain Pure Protein	5,328	3,541	7,570	2,523
Rest of World	10,535	7,477	19,532	12,532
	$51,322	$60,267	$93,023	$90,917
Corporate and Other (a)	(15,029)	(18,867)	(25,247)	(35,766)
	$36,293	$41,400	$67,776	$55,151
(a) Includes $5,092 and $7,113 of accounting review and remediation costs, net of insurance proceeds and acquisition related expenses, restructuring and integration charges for the three months ended December 31, 2017 and 2016, respectively. Such expenses for the six months ended December 31, 2017 and 2016 were $6,347 and $13,534, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area were as follows:

	December 31, 2017	June 30, 2017
United States	$187,960	$194,348
United Kingdom	173,299	165,396
All Other	79,161	63,330
Total	$440,420	$423,074

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
United States	$445,031	$446,412	$842,382	$832,180
United Kingdom	238,201	212,312	460,646	432,463
All Other	91,972	81,275	180,452	156,820
Total	$775,204	$739,999	$1,483,480	$1,421,463

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes for the period ended December 31, 2017 thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

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

With a proven track record of strategic growth and profitability, the Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better BeanTM, BluePrint®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire ProvenderTM and Yves Veggie Cuisine®.  The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Exploration of Divestiture of Hain Pure Protein

The Company is currently exploring the divestiture of its Hain Pure Protein business. The Company cannot give any assurances that this will result in any specific action or regarding the outcome or timing of any action.

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

Results of Operations

Comparison of Three Months Ended December 31, 2017 to Three Months Ended December 31, 2016

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2017 and 2016 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2017		December 31, 2016		Dollars	Percentage
Net sales	$775,204	100.0%	$739,999	100.0%	$35,205	4.8%
Cost of sales	630,933	81.4%	601,606	81.3%	29,327	4.9%
Gross profit	144,271	18.6%	138,393	18.7%	5,878	4.2%
Selling, general and administrative expenses	90,372	11.7%	85,187	11.5%	5,185	6.1%
Amortization of acquired intangibles	4,909	0.6%	4,693	0.6%	216	4.6%
Acquisition related expenses, restructuring and integration charges	4,797	0.6%	108	—	4,689	*
Accounting review and remediation costs, net of insurance proceeds	4,451	0.6%	7,005	0.9%	(2,554)	(36.5)%
Long-lived asset impairment	3,449	0.4%	—	—	3,449	100.0%
Operating income	36,293	4.7%	41,400	5.6%	(5,107)	(12.3)%
Interest and other financing expense, net	6,513	0.8%	5,097	0.7%	1,416	27.8%
Other (income)/expense, net	(760)	(0.1)%	(1,353)	(0.2)%	593	43.8%
Income before income taxes and equity in net income of equity-method investees	30,540	3.9%	37,656	5.1%	(7,116)	(18.9)%
(Benefit)/provision for income taxes	(16,369)	(2.1)%	10,509	1.4%	(26,878)	*
Equity in net income of equity-method investees	(194)	—	(38)	—	(156)	*
Net income	$47,103	6.1%	$27,185	3.7%	$19,918	73.3%

Adjusted EBITDA	$82,678	10.7%	$69,498	9.4%	$13,180	19.0%
* Percentage is not meaningful

Net Sales

Net sales for the three months ended December 31, 2017 were $775.2 million, an increase of $35.2 million, or 4.8%, from net sales of $740.0 million for the three months ended December 31, 2016. On a constant currency basis, net sales increased approximately 1.9% from the prior year quarter. The increase in net sales was due to sales growth in the United Kingdom, Europe, Hain Pure Protein and Canada businesses, partially offset by a decrease in net sales in the United States segment. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the three months ended December 31, 2017 was $144.3 million, an increase of $5.9 million, or 4.2%, as compared to the prior year quarter. Gross profit margin was 18.6% of net sales, relatively flat period-over-period. Gross profit was favorably impacted by price realization and operating efficiencies in the United Kingdom and incremental gross profit on higher sales, specifically in Canada and Europe, offset by a decrease in gross profit in the United States due to increased freight and commodity costs and unfavorable mix, as well as higher commodity costs in the United Kingdom.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90.4 million for the three months ended December 31, 2017, an increase of $5.2 million, or 6.1%, from $85.2 million for the prior year quarter. Selling, general and administrative expenses increased primarily due to higher marketing investment costs in the United States. Selling, general and administrative expenses as a percentage of net sales was 11.7% in the three months ended December 31, 2017 and 11.5% in the prior year quarter, reflecting an increase of 20 basis points primarily attributable to the aforementioned item.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $4.9 million for the three months ended December 31, 2017, an increase of $0.2 million from $4.7 million in the prior year quarter. The increase was due to the intangibles acquired as a result of the Company’s acquisitions in the fourth quarter of fiscal 2017. See Note 4, Acquisitions, and Note 7, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges

Acquisition related expenses, restructuring and integration charges were $4.8 million for the three months ended December 31, 2017, an increase of $4.7 million from $0.1 million in the prior year quarter. The increase was primarily due to increased severance costs in the current year quarter as compared to the prior year period related to the closure of one of the Company’s manufacturing facilities in the United States and consulting fees incurred in connection with the Company’s Project Terra strategic review.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $4.5 million for the three months ended December 31, 2017, compared to $7.0 million in the prior year quarter.

Long-lived Asset Impairment

In the second quarter of fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at one of its manufacturing facilities in the United States would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers. As such, the Company recorded a $3.4 million non-cash impairment charge related to the closure of the facility for the three months ended December 31, 2017.

Operating Income

Operating income for the three months ended December 31, 2017 was $36.3 million, a decrease of $5.1 million, or 12.3%, from $41.4 million in the three months ended December 31, 2016. Operating income as a percentage of net sales was 4.7% in the second quarter of fiscal 2017 compared with 5.6% in the prior year quarter. The decrease in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $6.5 million for the three months ended December 31, 2017, an increase of $1.4 million, or 27.8%, from $5.1 million in the prior year quarter. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt. See Note 8, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (Income)/Expense, net

Other (income)/expense, net totaled $0.8 million of income for the three months ended December 31, 2017, a decrease of $0.6 million from $1.4 million of income in the prior year quarter. Included in other (income)/expense, net were net unrealized foreign currency gains, which were higher in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Income Before Income Taxes and Equity in Net Income of Equity-Method Investees

Income before income taxes and equity in the net income of our equity-method investees for the three months ended December 31, 2017 and 2016 was $30.5 million and $37.7 million, respectively. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $16.4 million for the three months ended December 31, 2017 compared to $10.5 million of tax expense in the prior year quarter.

Our effective income tax rate was (53.6)% and 27.9% of pre-tax income for the three months ended December 31, 2017 and 2016, respectively. The effective rate for the three months ended December 31, 2017 was primarily impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act significantly revised the U.S. corporate income tax regime by lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, imposing additional limitations on the deductibility of executive officers’ compensation, implementing a territorial tax system, and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. As a fiscal year-end taxpayer, certain provisions of the Act impacted the Company in our second quarter ended December 31, 2017, while other provisions will impact the Company beginning in fiscal 2019.

As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory rate of approximately 28.1% for fiscal 2018 and a 21% U.S. federal statutory rate for subsequent fiscal years. The three months ended December 31, 2017 included the impact of a $29.3 million reduction of the value of the Company’s net deferred tax liabilities as a result of the lowering of the U.S. corporate income tax rate, partially offset by an estimated $5.2 million transition tax imposed on the deemed repatriation of deferred foreign income.

ASC 740 requires recording the effects of tax law changes in the period enacted as discrete items. However, the SEC issued Staff Accounting Bulletin No. 118 which permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of December 31, 2017, the Company had not completed its accounting for the tax effects of the Act; however, the Company has made a reasonable estimate of the effects on the existing deferred balances as well as the computation of the one-time transition tax. The final transition impacts of the Act may differ from the Company’s estimates, possibly materially. Both the tax benefit and the tax charge represent provisional amounts and are subject to change due to further interpretations of the Act, legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act and/or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including historical records, changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries as well as the Company’s ongoing analysis of the Act. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis differences inherent in the entities, as these amounts continue to be indefinitely reinvested in foreign operations. However, we do intend to further study changes enacted by the Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

The effective tax rate for the three months ended December 31, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017. Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Income of Equity-Method Investees

Our equity in net income from our equity-method investments for the three months ended December 31, 2017 increased by $0.2 million when compared to three months ended December 31, 2016. See Note 12, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the three months ended December 31, 2017 and 2016 was $47.1 million and $27.2 million, respectively, or $0.45 and $0.26 per diluted share, respectively. The increase was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $82.7 million and $69.5 million for the three months ended December 31, 2017 and 2016, respectively, as a result of the factors discussed above, and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended December 31, 2017 and 2016:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/17	$270,303	$238,201	$158,972	$107,728	$—	$775,204
Three months ended 12/31/16	278,640	212,312	152,979	96,068	—	739,999
$ change	$(8,337)	$25,889	$5,993	$11,660	n/a	$35,205
% change	(3.0)%	12.2%	3.9%	12.1%	n/a	4.8%

Operating income (loss)
Three months ended 12/31/17	$21,861	$13,598	$5,328	$10,535	$(15,029)	$36,293
Three months ended 12/31/16	39,928	9,321	3,541	7,477	(18,867)	41,400
$ change	$(18,067)	$4,277	$1,787	$3,058	$3,838	$(5,107)
% change	(45.2)%	45.9%	50.5%	40.9%	20.3%	(12.3)%

Operating income margin
Three months ended 12/31/17	8.1%	5.7%	3.4%	9.8%	n/a	4.7%
Three months ended 12/31/16	14.3%	4.4%	2.3%	7.8%	n/a	5.6%

United States

Our net sales in the United States segment for the three months ended December 31, 2017 were $270.3 million, a decrease of $8.3 million, or 3.0%, from net sales of $278.6 million for the three months ended December 31, 2016. The decrease in net sales was driven by declines in our Better-for-You-Snacks, Better-for-You-Pantry and Fresh Living platforms, partially offset by increases in our Tea, Pure Personal Care and Better-for-You-Baby platforms. In addition, the declines were driven by the strategic decision to no longer support certain lower margin stock keeping units (“SKUs”) in order to reduce complexity and increase gross margins as the Company continues its focus on its top fifty SKUs in the United States. The prior year quarter was negatively impacted by a realignment of customer inventories at certain distributor customers. Operating income in the United States for the three months ended December 31, 2017 was $21.9 million, a decrease of $18.1 million from operating income of $39.9 million for the three months ended December 31, 2016. The decrease in operating income was the result of the aforementioned decrease in net sales, as well as higher marketing investment, increased freight and commodity costs, unfavorable mix, and costs associated with the closure of one of our manufacturing facilities in the United States.

United Kingdom

Our net sales in the United Kingdom segment for the three months ended December 31, 2017 were $238.2 million, an increase of $25.9 million, or 12.2%, from net sales of $212.3 million for the three months ended December 31, 2016. On a constant currency basis, net sales increased 5.1% from the prior year. The net sales increase was primarily due to growth from our Tilda®, Ella’s Kitchen®, Linda McCartney’s® Hartley’s® and Cully and Sully® brands. Also contributing to the increase in net sales was the aforementioned price realization, as well as the acquisitions of The Yorkshire Provender Limited and Clarks UK Limited, both which occurred subsequent to December 31, 2016. Operating income in the United Kingdom segment for the three months ended December 31, 2017 was $13.6 million, an increase of $4.3 million from $9.3 million for the three months ended December 31, 2016. The increase in operating income was primarily due to the aforementioned increase in sales, as well as operating efficiencies achieved at Hain Daniels.

Hain Pure Protein

Our net sales in the Hain Pure Protein segment for the three months ended December 31, 2017 were $159.0 million, an increase of $6.0 million, or 3.9%, from net sales of $153.0 million for the three months ended December 31, 2016. The increase in net sales was primarily due to growth of our FreeBird®, Plainville Farms® and Empire Kosher® brands, partially offset by a decrease in private label sales. Operating income in the segment for the three months ended December 31, 2017 was $5.3 million, an increase of $1.8 million, from $3.5 million for the three months ended December 31, 2016. The increase in operating income was primarily due to the aforementioned increase in net sales and lower conversion costs as a result of production improvements across the business.

Rest of World

Our net sales in Rest of World were $107.7 million for the three months ended December 31, 2017, an increase of $11.7 million, or 12.1%, from net sales of $96.1 million for the three months ended December 31, 2016. On a constant currency basis, net sales increased 5.7% from the prior year. The increase in net sales was primarily due to increased sales volume in Europe related to our branded business in grocery and health food channels and private label plant-based beverage business and increased sales in Canada driven by growth in our Sensible Portions®, Yves® and Live Clean® brands, as well as increased private label sales. Operating income in the segment for the three months ended December 31, 2017 was $10.5 million, an increase of $3.1 million, from $7.5 million for the three months ended December 31, 2016. The increase in operating income was primarily due to the aforementioned increase in sales as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, accounting review and remediation costs, net of insurance proceeds and acquisition related expenses, restructuring and integration charges are included in Corporate and Other and were $5.1 million and $7.1 million for the three months ended December 31, 2017 and 2016, respectively.

Refer to Note 15, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Results of Operations

Comparison of Six Months Ended December 31, 2017 to Six Months Ended December 31, 2016

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2017 and 2016 (amounts in thousands, other than percentages which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2017		December 31, 2016		Dollars	Percentage
Net sales	$1,483,480	100.0%	$1,421,463	100.0%	$62,017	4.4%
Cost of sales	1,207,606	81.4%	1,173,203	82.5%	34,403	2.9%
Gross profit	275,874	18.6%	248,260	17.5%	27,614	11.1%
Selling, general and administrative expenses	181,093	12.2%	170,154	12.0%	10,939	6.4%
Amortization of acquired intangibles	9,820	0.7%	9,421	0.7%	399	4.2%
Acquisition related expenses, restructuring and integration charges	10,643	0.7%	568	—	10,075	*
Accounting review and remediation costs, net of insurance proceeds	3,093	0.2%	12,966	0.9%	(9,873)	(76.1)%
Long-lived asset impairment	3,449	0.2%	—	—	3,449	100.0%
Operating income	67,776	4.6%	55,151	3.9%	12,625	22.9%
Interest and other financing expense, net	12,828	0.9%	10,178	0.7%	2,650	26.0%
Other (income)/expense, net	(3,897)	(0.3)%	(1,865)	(0.1)%	(2,032)	(109.0)%
Income before income taxes and equity in net income of equity-method investees	58,845	4.0%	46,838	3.3%	12,007	25.6%
(Benefit)/Provision for income taxes	(7,899)	(0.5)%	11,271	0.8%	(19,170)	*
Equity in net income of equity-method investees	(205)	—	(222)	—	17	7.7%
Net income	$66,949	4.5%	$35,789	2.5%	$31,160	87.1%

Adjusted EBITDA	$142,190	9.6%	$115,116	8.1%	$27,074	23.5%
* Percentage is not meaningful

Net Sales

Net sales for the six months ended December 31, 2017 were $1.48 billion, an increase of $62.0 million, or 4.4%, from net sales of $1.42 billion for the six months ended December 31, 2016. On a constant currency basis, net sales increased approximately 2.6% from the prior year period. The increase in net sales was due to sales growth across all segments, as described below.

Gross Profit

Gross profit for the six months ended December 31, 2017 was $275.9 million, an increase of $27.6 million, or 11.1%, as compared to the prior year period. Gross profit margin was 18.6% of net sales, up 110 basis points period-over-period. Gross profit was favorably impacted by more efficient trade spend in the United States in the current year period as compared to the prior year period, price realization and operating efficiencies in the United Kingdom, improved profitability at Hain Pure Protein as a result of lower conversion costs and incremental gross profit on higher sales and operating efficiencies, specifically in Canada and Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $181.1 million for the six months ended December 31, 2017, an increase of $10.9 million, or 6.4%, from $170.2 million for the prior year period. Selling, general and administrative expenses increased primarily due to higher marketing investment and personnel costs in the United States. Selling, general and administrative expenses as a percentage of net sales was 12.2% in the six months ended December 31, 2017 and 12.0% in the prior year period, reflecting an increase of 20 basis points primarily attributable to the aforementioned item.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $9.8 million for the six months ended December 31, 2017, an increase of $0.4 million from $9.4 million in the prior year period. The increase was due to the intangibles acquired as a result of the Company’s acquisitions in the fourth quarter of fiscal 2017. See Note 4, Acquisitions, and Note 7, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges

Acquisition related expenses, restructuring and integration charges were $10.6 million for the six months ended December 31, 2017, an increase of $10.1 million from $0.6 million in the prior year period. The increase was primarily due to increased severance costs in the current year quarter as compared to the prior year period related to the closure of one of the Company’s manufacturing facilities in the United States and consulting fees incurred in connection with the Company’s Project Terra strategic review.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $8.1 million for the six months ended December 31, 2017, compared to $13.0 million in the prior year period. Included in accounting review and remediation costs for the six months ended December 31, 2017 were insurance proceeds of $5.0 million related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters. The net amount of accounting review and remediation costs for the six months ended December 31, 2017 was $3.1 million.

Long-lived Asset Impairment

In the second quarter of fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at one of its manufacturing facilities in the United States would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers. As such, the Company recorded a $3.4 million non-cash impairment charge related to the closure of the facility for the six months ended December 31, 2017.

Operating Income

Operating income for the six months ended December 31, 2017 was $67.8 million, an increase of $12.6 million, or 22.9%, from $55.2 million in the six months ended December 31, 2016. Operating income as a percentage of net sales was 4.6% in the six months ended December 31, 2017 compared with 3.9% for the comparable period of fiscal 2016. The increase in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $12.8 million for the six months ended December 31, 2017, an increase of $2.7 million, or 26.0%, from $10.2 million in the prior year period. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt. See Note 8, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (Income)/Expense, net

Other (income)/expense, net totaled $3.9 million of income for the six months ended December 31, 2017, an increase of $2.0 million from $1.9 million of income in the prior year period. Included in other (income)/expense, net were net unrealized foreign currency gains, which were higher in the current period than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Income Before Income Taxes and Equity in Net Income of Equity-Method Investees

Income before income taxes and equity in the net income of our equity-method investees for the six months ended December 31, 2017 and 2016 was $58.8 million and $46.8 million, respectively. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $7.9 million for the six months ended December 31, 2017 compared to $11.3 million of tax expense in the prior year period.

Our effective income tax rate was (13.4)% and 24.1% of pre-tax income for the six months ended December 31, 2017 and 2016, respectively. The effective rate for the six months ended December 31, 2017 was primarily impacted by the enactment of the Act on December 22, 2017. The Act significantly revised the U.S. corporate income tax regime by lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, imposing additional limitations on the deductibility of executive officers’ compensation, implementing a territorial tax system, and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. For an additional discussion on the impact of the Act, see above under the Comparison of Three Months Ended December 31, 2017 to Three Months Ended December 31, 2016, as well as Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The effective tax rate for the six months ended December 31, 2016 was favorable as compared to the statutory rate as a result of the geographical mix of earnings. The effective tax rate for the six months ended December 31, 2016 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of 2017. Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Income of Equity-Method Investees

Our equity in net income from our equity-method investments for the six months ended December 31, 2017 was flat year over year. See Note 12, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the six months ended December 31, 2017 and 2016 was $66.9 million and $35.8 million, respectively, or $0.64 and $0.34 per diluted share, respectively. The increase was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $142.2 million and $115.1 million for the six months ended December 31, 2017 and 2016, respectively, as a result of the factors discussed above, and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the six months ended December 31, 2017 and 2016:

(dollars in thousands)	United States	United Kingdom	Hain Pure Protein	Rest of World	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/17	$533,962	$460,646	$278,029	$210,843	$—	$1,483,480
Six months ended 12/31/16	532,872	432,463	269,648	186,480	—	1,421,463
$ change	$1,090	$28,183	$8,381	$24,363	n/a	$62,017
% change	0.2%	6.5%	3.1%	13.1%	n/a	4.4%

Operating income (loss)
Six months ended 12/31/17	$42,722	$23,199	$7,570	$19,532	$(25,247)	$67,776
Six months ended 12/31/16	58,722	17,140	2,523	12,532	(35,766)	55,151
$ change	$(16,000)	$6,059	$5,047	$7,000	$10,519	$12,625
% change	(27.2)%	35.4%	200.0%	55.9%	29.4%	22.9%

Operating income margin
Six months ended 12/31/17	8.0%	5.0%	2.7%	9.3%	n/a	4.6%
Six months ended 12/31/16	11.0%	4.0%	0.9%	6.7%	n/a	3.9%

United States

Our net sales in the United States segment for the six months ended December 31, 2017 were $534.0 million, an increase of $1.1 million, or 0.2%, from net sales of $532.9 million for the six months ended December 31, 2016. The increase in net sales was driven by growth in our Better-for-You-Baby, Pure Personal Care and Tea platforms, partially offset by declines in our Better-for-You-Snacks, Fresh Living and Better-for-You-Pantry platforms. In addition, the declines were driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins as the Company continues its focus on its top fifty SKUs in the United States. Net sales in the prior year period were negatively impacted by a realignment of customer inventories at certain distributor customers. Operating income in the United States for the six months ended December 31, 2017 was $42.7 million, a decrease of $16.0 million from operating income of $58.7 million for the six months ended December 31, 2016. The decrease in operating income was the result of higher marketing investment, increased freight and commodity costs, unfavorable mix and costs associated with the closure of one of our manufacturing facilities in the United States. Additionally, operating income in the prior year period was negatively impacted by changes related to the initiation of the stock keeping unit rationalization.

United Kingdom

Our net sales in the United Kingdom segment for the six months ended December 31, 2017 were $460.6 million, an increase of $28.2 million, or 6.5%, from net sales of $432.5 million for the six months ended December 31, 2016. On a constant currency basis, net sales increased 3.1% from the prior year. The net sales increase was primarily due to growth from our Tilda®, Ella’s Kitchen®, Hartley’s® and Linda McCartney’s® brands. Also contributing to the increase in net sales was the aforementioned price realization, as well as the acquisitions of The Yorkshire Provender Limited and Clarks UK Limited, both which occurred subsequent to December 31, 2016. Operating income in the United Kingdom segment for the six months ended December 31, 2017 was $23.2 million, an increase of $6.1 million from $17.1 million for the six months ended December 31, 2016. The increase in operating income was primarily due to the aforementioned increase in sales, as well as operating efficiencies achieved at Hain Daniels, offset in part by restructuring costs incurred at Tilda.

Hain Pure Protein

Our net sales in the Hain Pure Protein segment for the six months ended December 31, 2017 were $278.0 million, an increase of $8.4 million, or 3.1%, from net sales of $269.6 million for the six months ended December 31, 2016. The increase in net sales was primarily due to growth of our FreeBird® and Plainville Farms® brands, partially offset by a decrease in sales in private label sales. Operating income in the segment for the six months ended December 31, 2017 was $7.6 million, an increase of $5.0 million, from $2.5 million for the six months ended December 31, 2016. The increase in operating income was primarily due to the aforementioned increase in net sales and lower conversion costs as a result of production improvements across the business.

Rest of World

Our net sales in Rest of World were $210.8 million for the six months ended December 31, 2017, an increase of $24.4 million, or 13.1%, from net sales of $186.5 million for the six months ended December 31, 2016. On a constant currency basis, net sales increased 7.5% from the prior year. The increase in net sales was primarily due to increased sales volume in Europe related to our branded business in grocery and health food channels and private label plant-based beverage business, as well as increased sales in Canada driven by growth in our Sensible Portions®, Yves® and Live Clean® brands, as well as increased private label sales. Operating income in the segment for the six months ended December 31, 2017 was $19.5 million, an increase of $7.0 million, from $12.5 million for the six months ended December 31, 2016. The increase in operating income was primarily due to the aforementioned increase in sales as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, accounting review and remediation costs, net of insurance proceeds and acquisition related expenses, restructuring and integration charges are included in Corporate and Other and were $6.3 million and $13.5 million for the six months ended December 31, 2017 and 2016, respectively.

Refer to Note 15, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our credit agreement.

Our cash and cash equivalents balance decreased $7.8 million at December 31, 2017 to $139.2 million as compared to $147.0 million at June 30, 2017. Our working capital was $578.2 million at December 31, 2017, an increase of $43.9 million from $534.3 million at the end of fiscal 2017.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of December 31, 2017, approximately 72.6% ($101.1 million) of the total cash balance was held outside of the United States. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we do intend to further study changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2017, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,		Change in
(amounts in thousands)	2017	2016	Dollars	Percentage
Cash flows provided by (used in):
Operating activities	$25,426	$116,127	$(90,701)	(78.1)%
Investing activities	(44,091)	(22,306)	(21,785)	(97.7)%
Financing activities	7,124	(58,622)	65,746	112.2%
Effect of exchange rate changes on cash	3,765	(6,000)	9,765	162.8%
Net (decrease) increase in cash	$(7,776)	$29,199	$(36,975)	(126.6)%

Cash provided by operating activities was $25.4 million for the six months ended December 31, 2017, a decrease of $90.7 million from the $116.1 million of cash provided by operating activities for the six months ended December 31, 2016. This decrease resulted primarily from an additional $102.9 million of cash used within working capital accounts, primarily related to inventory, accounts receivable and other current assets, partially offset by an increase of $12.2 million in net income adjusted for non-cash charges.

Cash used in investing activities was $44.1 million for the six months ended December 31, 2017, an increase of $21.8 million from the $22.3 million of cash used in investing activities for the six months ended December 31, 2016. The increase resulted primarily from a $13.1 million payment for the acquisition of Clarks UK Limited, net of cash acquired, and an increase of $2.3 million in capital expenditures. During the six months ended December 31, 2016, we generated $5.4 million in connection with the sale of our own-label juice business in the United Kingdom. There were no comparable investing activities in the current period.

Cash provided by financing activities was $7.1 million for the six months ended December 31, 2017, an increase of $65.7 million from the $58.6 million of net cash used in financing activities for the six months ended December 31, 2016. The increase was due to net repayments of $48.2 million on our revolving credit facility and other debt for the six months ended December 31, 2016, compared with net borrowings of $13.8 million for the six months ended December 31, 2017, which was primarily used to fund advanced rice purchases at Tilda and to fund capital expenditures within our Europe business. Additionally, included in the six months ended December 31, 2017 was $6.7 million related to stock repurchases to satisfy employee payroll tax withholdings. Included in the six months ended December 31, 2016 was $7.9 million related to stock repurchases to satisfy employee payroll tax withholdings, as well as $2.5 million in acquisition-related contingent consideration.

Operating Free Cash Flow

Our operating free cash flow was negative $5.6 million for the six months ended December 31, 2017, a decrease of $93.0 million from the six months ended December 31, 2016. This decrease resulted primarily from $102.9 million of more cash used within working capital accounts, partially offset by an increase of $12.2 million adjusted for the impact of non-cash charges. We expect that our capital spending for fiscal 2018 will be approximately $75 million, and we may incur additional costs in connection with Project Terra. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to operating free cash flow.

Credit Agreement

On December 12, 2014, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides us with a $1.0 billion revolving credit facility which may be increased by an additional uncommitted $350.0 million provided certain conditions are met. The Credit Agreement expires in December 2019. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes. As of December 31, 2017 and June 30, 2017, there were $735.1 million and $733.7 million of borrowings outstanding, respectively, under the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2017 was 3.00%.

The Credit Agreement is guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement to comply with financial and other customary affirmative and negative covenants for facilities of this nature. As of December 31, 2017 and June 30, 2017, the Company was in compliance with all associated covenants.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 includes a table summarizing our contractual obligations of approximately $1.3 billion as of June 30, 2017, including approximately $793.8 million for long-term debt obligations, including projected future interest. That table appears under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the report. On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for the extension of our existing $1.0 billion unsecured revolving credit facility through February 6, 2023, and provides for an additional $300.0 million term loan. Under the Amended Credit Agreement, the credit facility may be increased by an additional uncommitted $400.0 million, provided certain conditions are met. The financial covenants, interest rates, and general terms and conditions of both the unsecured revolving credit facility and term loan under the Amended Credit Agreement are substantially the same as our existing Credit Agreement.

The term loan is payable on the last day of each fiscal quarter commencing June 30, 2018 in an amount equal to $3.8 million and can be prepaid in whole or in part without premium or penalty.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 3.20% at December 31, 2017).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12.5 million. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.10% (weighted average interest rate of approximately 1.10% at December 31, 2017).

During the three months ended December 31, 2017, our Tilda Hain Indian subsidiary entered into an uncommitted revolving credit facility to fund its working capital needs. The maximum borrowing permitted under the arrangement are $4 million. There were no amounts outstanding at December 31, 2017.

We believe that our cash on hand of $139.2 million at December 31, 2017, as well as projected cash flows from operations and availability under our Credit Agreement, are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2018 capital expenditures of approximately $75 million and other expected cash requirements for at least the next twelve months.

Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures
We have included in this report measures of financial performance that are not defined by U.S. GAAP. We believe that these measures provide useful information to investors, and include these measures in other communications to investors.
For each of these non-U.S. GAAP financial measures, we are providing below a reconciliation of the differences between the non-U.S. GAAP measure and the most directly comparable U.S. GAAP measure, an explanation of why our management and Board of Directors believes the non-U.S. GAAP measure provides useful information to investors and any additional purposes for which our management and Board of Directors uses the non-U.S. GAAP measures. These non-U.S. GAAP measures should be viewed in addition to, and not in lieu of, the comparable U.S. GAAP measures.
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

A reconciliation between reported and constant currency net sales growth is as follows:

(amounts in thousands)	United Kingdom	Rest of World	Hain Consolidated
Net sales - Three months ended 12/31/2017	$238,201	$107,728	$775,204
Impact of foreign currency exchange	(14,987)	(6,161)	(21,148)
Net sales on a constant currency basis - Three months ended 12/31/2017	$223,214	$101,567	$754,056

Net sales - Three months ended 12/31/2016	$212,312	$96,068	$739,999
Net sales growth on a constant currency	5.1%	5.7%	1.9%

Net sales - Six months ended 12/31/2017	$460,646	$210,843	$1,483,480
Impact of foreign currency exchange	(14,954)	(10,338)	(25,292)
Net sales on a constant currency basis - Six months ended 12/31/2017	$445,692	$200,505	$1,458,188

Net sales - Six months ended 12/31/2016	$432,463	$186,480	$1,421,463
Net sales growth on a constant currency	3.1%	7.5%	2.6%

Adjusted EBITDA

Adjusted EBITDA is defined as net income before income taxes, net interest expense, depreciation and amortization, impairment of long-lived assets, equity in the earnings of equity-method investees, stock-based compensation, acquisition related expenses, including integration and restructuring charges, and other non-recurring items. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

A reconciliation of net income to Adjusted EBITDA is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands)	2017	2016	2017	2016
Net income	$47,103	$27,185	$66,949	$35,789
(Benefit)/provision for income taxes	(16,369)	10,509	(7,899)	11,271
Interest expense, net	5,827	4,426	11,447	8,780
Depreciation and amortization	17,346	16,948	34,972	34,168
Equity in net income of equity-method investees	(194)	(38)	(205)	(222)
Stock-based compensation expense	4,158	2,531	7,322	5,235
Long-lived asset impairment	3,449	—	3,449	—
Unrealized currency gains	(287)	(1,984)	(3,706)	(3,277)
EBITDA	61,033	59,577	112,329	91,744

Acquisition related expenses, restructuring and integration charges, and other	4,797	108	10,643	1,516
Accounting review and remediation costs, net of insurance proceeds	4,451	7,005	3,093	12,966
Losses on terminated chilled desserts contract	2,142	—	3,614	—
U.K. and Hain Pure Protein start-up costs	2,381	—	3,464	—
Discontinuation of Round Hill Brand	2,177	—	2,177	—
Hain Pure Protein network distribution redesign	1,952	—	1,952	—
Co-packer disruption	1,567	—	2,740	—
Regulated packaging change	1,007	—	1,007	—
Plant closure related costs	700	1,804	700	1,804
Hain Pure Protein feed formulation test	471	—	471	—
SKU rationalization	—	160	—	5,359
U.K. deferred synergies due to CMA Board decision	—	447	—	918
Recall and other related costs	—	397	—	809
Adjusted EBITDA	$82,678	$69,498	$142,190	$115,116
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

A reconciliation from Cash flow provided by operating activities to Operating free cash flow is as follows:

	Six Months Ended December 31,
(amounts in thousands)	2017	2016
Cash flow provided by operating activities	$25,426	$116,127
Purchase of property, plant and equipment	(31,027)	(28,725)
Operating free cash flow	$(5,601)	$87,402

Off Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three and six months ended December 31, 2017 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although the Company continues to work to remediate the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and significant progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to these material weaknesses were not effective as of December 31, 2017.

Consistent with guidance issued by the Securities Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management has excluded an assessment of such controls of Clarks UK Limited (“Clarks”) acquired by the Company on December 1, 2017, from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. Clarks represented less than one percent of total assets, net assets, revenues and net income, respectively, as of December 31, 2017.

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

As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, we undertook a broad range of remedial procedures prior to February 7, 2018, the filing date of this report, to address the material weaknesses in our internal control over financial reporting identified as of June 30, 2017. Our efforts to improve our internal controls are ongoing and focused on organizational enhancements, information technology general controls and IT dependent controls, revenue practices and training practices. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al., (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls.  Defendants filed a motion to dismiss on October 3, 2017. Co-Lead Plaintiffs filed an opposition on December 1, 2017, and Defendants filed the reply on January 16, 2018. The motion to dismiss is pending before the Court.

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

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Compliant, the Silva Complaint and the Merenstein Compliant under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs.   On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision is rendered on the motion to dismiss the Amended Complaint in the consolidated Securities Class Actions, described above.

SEC Investigation

As previously disclosed, the Company voluntarily contacted the SEC in August 2016 to advise it of the Company’s delay in the filing of its periodic reports and the performance of the independent review conducted by the Audit Committee.  The Company has continued to provide information to the SEC on an ongoing basis, including, among other things, the results of the independent review of the Audit Committee as well as other information pertaining to its internal accounting review relating to revenue recognition. The SEC has issued subpoenas to the Company relevant to its investigation.  The Company is in the process of responding to the SEC’s requests for information and intends to cooperate fully with the SEC.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
October 1, 2017 - October 31, 2017	22,444	$37.06	—	250
November 1, 2017 - November 30, 2017	63,981	40.89	—	250
December 1, 2017 - December 31, 2017	27,814	40.98	—	250
Total	114,239	$40.16	—	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder-approved stock-based compensation plans.

(2)
On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date.

Item 5.        Other Information

As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2017, at the Company’s 2017 Annual Meeting of Stockholders, stockholders approved amendments to the Company’s Amended and Restated By-Laws (as amended, the “By-Laws”) to implement “proxy access.” The proxy access amendments enable a stockholder, or a group of up to 20 stockholders, that has owned 3% or more of the Company’s shares continuously for at least three years to include director nominees constituting up to the greater of two nominees or 20% of the Board of Directors in the Company’s proxy materials, subject to the other terms and conditions of the By-Laws.

The foregoing summary of the amendments to the By-Laws is qualified in its entirety by reference to the full text of the By-Laws, a copy of which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 21, 2017.

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

3.3	The Hain Celestial Group, Inc. Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	February 7, 2018	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	February 7, 2018	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer