Form 10-Q
period 2018-03-31
HAIN CELESTIAL GROUP INC
filed 2018-05-08
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
or

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
Yes  ☐    No  ☒

As of April 30, 2018, there were 108,383,245 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

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
Many of our forward-looking statements include discussions of trends and anticipated developments under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as the use of “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, growth strategy, market price, brand portfolio and product performance, the seasonality of our business, our results of operations and financial condition, our Securities and Exchange Commission (“SEC”) filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.
The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products, changes to the competitive environment, changes to consumer preferences, general economic and financial market conditions, our ability to introduce new products, improve existing products and execute on stock keeping unit (“SKU”) rationalization plans, changes in relationships with customers, suppliers, independent distributors, strategic partners and lenders, risks associated with our international sales and operations, legal proceedings and government investigations (including any potential action by the Division of Enforcement of the SEC and securities class action and stockholder derivative litigation), our ability to manage our financial reporting and internal control systems and processes, the identification and remediation of material weaknesses in our internal control over financial reporting, the expected sales of our products, our ability to identify and complete acquisitions or divestitures and integrate acquisitions, changes in raw materials, freight and commodity costs and fuel, our ability to execute and realize cost savings initiatives under Project Terra, the availability of organic and natural ingredients, risks relating to the protection of intellectual property, cybersecurity risks, the reputation of our brands, changes to and the interpretation of governmental regulations, unanticipated expenditures, and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 under the heading “Risk Factors” and Part II, Item 1A, “Risk Factors” set forth herein, as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND JUNE 30, 2017
(In thousands, except par values)

	March 31,	June 30,
	2018	2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$117,152	$137,055
Accounts receivable, less allowance for doubtful accounts of $1,953 and $404, respectively	261,517	225,765
Inventories	399,156	341,995
Prepaid expenses and other current assets	62,635	46,179
Current assets of discontinued operations	315,201	123,787
Total current assets	1,155,661	874,781
Property, plant and equipment, net	314,237	291,866
Goodwill	1,056,954	1,018,892
Trademarks and other intangible assets, net	540,234	521,228
Investments and joint ventures	20,126	18,998
Other assets	33,312	30,235
Noncurrent assets of discontinued operations	—	175,104
Total assets	$3,120,524	$2,931,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,743	$186,193
Accrued expenses and other current liabilities	111,326	106,727
Current portion of long-term debt	25,677	9,626
Current liabilities of discontinued operations	61,941	37,948
Total current liabilities	413,687	340,494
Long-term debt, less current portion	723,457	740,135
Deferred income taxes	83,402	98,346
Other noncurrent liabilities	24,211	15,975
Noncurrent liabilities of discontinued operations	—	23,322
Total liabilities	1,244,757	1,218,272
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 108,383 and 107,989 shares, respectively; outstanding: 103,925 and 103,702 shares, respectively	1,084	1,080
Additional paid-in capital	1,147,978	1,137,724
Retained earnings	948,457	868,822
Accumulated other comprehensive loss	(115,584)	(195,479)
	1,981,935	1,812,147
Less: Treasury stock, at cost, 4,458 and 4,287 shares, respectively	(106,168)	(99,315)
Total stockholders’ equity	1,875,767	1,712,832
Total liabilities and stockholders’ equity	$3,120,524	$2,931,104
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net sales	$632,720	$588,798	$1,838,171	$1,740,614
Cost of sales	499,707	449,595	1,447,820	1,365,080
Gross profit	133,013	139,203	390,351	375,534
Selling, general and administrative expenses	86,063	76,169	258,586	237,657
Amortization of acquired intangibles	4,713	4,206	13,859	12,887
Acquisition related expenses, restructuring and integration charges	4,831	2,083	13,750	2,652
Accounting review and remediation costs, net of insurance proceeds	3,313	7,124	6,406	20,089
Long-lived asset impairment	4,839	—	8,290	—
Operating income	29,254	49,621	89,460	102,249
Interest and other financing expense, net	6,782	5,399	19,543	15,491
Other (income)/expense, net	(1,560)	2,072	(5,447)	246
Income from continuing operations before income taxes and equity in net income of equity-method investees	24,032	42,150	75,364	86,512
Provision (benefit) for income taxes	(1,310)	9,149	(11,516)	19,512
Equity in net loss (income) of equity-method investees	101	177	(104)	(45)
Net income from continuing operations	$25,241	$32,824	$86,984	$67,045
Net (loss) income from discontinued operations, net of tax	(12,555)	(1,496)	(7,349)	72
Net income	$12,686	$31,328	$79,635	$67,117

Net income (loss) per common share:
Basic net income per common share from continuing operations	$0.24	$0.32	$0.84	$0.65
Basic net (loss) income per common share from discontinued operations	(0.12)	(0.01)	(0.07)	—
Basic net income per common share	$0.12	$0.30	$0.77	$0.65

Diluted net income per common share from continuing operations	$0.24	$0.31	$0.83	$0.64
Diluted net (loss) income per common share from discontinued operations	(0.12)	(0.01)	(0.07)	—
Diluted net income per common share	$0.12	$0.30	$0.76	$0.64

Shares used in the calculation of net income per common share:
Basic	103,918	103,687	103,821	103,584
Diluted	104,503	104,246	104,473	104,232
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)

	Three Months Ended
	March 31, 2018			March 31, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$12,686			$31,328

Other comprehensive income (loss):
Foreign currency translation adjustments	$37,868	$—	37,868	$14,630	$—	14,630
Change in deferred gains (losses) on cash flow hedging instruments	—	—	—	(21)	4	(17)
Change in unrealized gain (loss) on available for sale investment	(68)	(33)	(101)	83	(33)	50
Total other comprehensive income (loss)	$37,800	$(33)	$37,767	$14,692	$(29)	$14,663

Total comprehensive income			$50,453			$45,991

	Nine Months Ended
	March 31, 2018			March 31, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$79,635			$67,117

Other comprehensive income (loss):
Foreign currency translation adjustments	$80,065	$—	80,065	$(68,329)	$—	(68,329)
Change in deferred gains (losses) on cash flow hedging instruments	(82)	15	(67)	(464)	42	(422)
Change in unrealized gain (loss) on available for sale investment	(70)	(33)	(103)	(6)	(3)	(9)
Total other comprehensive income (loss)	$79,913	$(18)	$79,895	$(68,799)	$39	$(68,760)

Total comprehensive income (loss)			$159,530			$(1,643)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2018
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2017	107,989	$1,080	$1,137,724	$868,822	4,287	$(99,315)	$(195,479)	$1,712,832
Net income				79,635				79,635
Other comprehensive income (loss)							79,895	79,895
Issuance of common stock pursuant to stock-based compensation plans	394	4	(4)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					171	(6,853)		(6,853)
Stock-based compensation expense			10,258					10,258
Balance at March 31, 2018	108,383	$1,084	$1,147,978	$948,457	4,458	$(106,168)	$(115,584)	$1,875,767
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,635	$67,117
Net (loss) income from discontinued operations	(7,349)	72
Net income from continuing operations	86,984	67,045

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	45,139	44,735
Deferred income taxes	(30,115)	(6,543)
Equity in net income of equity-method investees	(104)	(45)
Stock-based compensation	10,258	7,519
Impairment of long-lived assets	8,290	—
Bad debt expense	1,860	19
Other non-cash items, net	(3,885)	1,824
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(23,998)	30,891
Inventories	(43,355)	(20,415)
Other current assets	(8,153)	21,000
Other assets and liabilities	5,367	(929)
Accounts payable and accrued expenses	19,082	18,078
Net cash provided by operating activities - continuing operations	67,370	163,179

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(13,064)	—
Purchases of property and equipment	(48,368)	(30,650)
Proceeds from sale of business	—	5,419
Other	124	1,000
Net cash used in investing activities - continuing operations	(61,308)	(24,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	45,000	22,000
Repayments under bank revolving credit facility	(355,185)	(67,500)
Borrowings under term loan	299,245	—
Borrowings (repayments) of other debt, net	3,111	(17,863)
Funding of discontinued operations entities	(17,167)	(22,473)
Acquisition related contingent consideration	—	(2,498)
Shares withheld for payment of employee payroll taxes	(6,853)	(7,936)
Net cash used in financing activities - continuing operations	(31,849)	(96,270)

Effect of exchange rate changes on cash	5,884	(4,850)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(11,783)	(11,889)
Cash used in investing activities	(8,531)	(13,414)
Cash provided by financing activities	17,011	22,191
Net cash flows used in discontinued operations	(3,303)	(3,112)

Net (decrease) increase in cash and cash equivalents	(23,206)	34,716
Cash and cash equivalents at beginning of period	146,992	127,926
Cash and cash equivalents at end of period	$123,786	$162,642
Less: cash and cash equivalents of discontinued operations	$(6,634)	$(9,820)
Cash and cash equivalents of continuing operations at end of period	$117,152	$152,822
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share data)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

With a proven track record of strategic growth and profitability, the Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire ProvenderTM and Yves Veggie Cuisine®.  The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Discontinued Operations
In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) and EK Holdings, Inc. (“Empire”) operating segments, which are reported in the aggregate as the Hain Pure Protein reportable segment. These dispositions are being undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable core businesses.
Collectively, these dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. See Note 4, Discontinued Operations, for additional information.

Changes in Segments

Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand (“Ella’s Kitchen UK”), which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. See Note 16, Segment Information, for additional information on the Company’s operating and reportable segments.

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2017 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2017 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Form 10-K”) for information not included in these condensed notes.

The Company is presenting the operating results and cash flows of the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. The assets and liabilities of the Hain Pure Protein reportable segment are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

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

Newly Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU, among other things, changes the treatment of share-based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of additional paid in capital. The updated guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted this new guidance effective July 1, 2017. As a result of this adoption:

•
As required, we prospectively recognized a discrete tax expense of $6 and a discrete tax benefit of $830, respectively, in the income tax line item of our consolidated income statements for the three and nine months ended March 31, 2018 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits retrospectively. As a result, we decreased our cash used in financing activities by $3,338 for the nine months ended March 31, 2017.

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

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended March 31, 2018.

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

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net income from continuing operations	$25,241	$32,824	$86,984	$67,045
Net (loss) income from discontinued operations, net of tax	(12,555)	(1,496)	(7,349)	72
Net income	$12,686	$31,328	$79,635	$67,117

Denominator:
Basic weighted average shares outstanding	103,918	103,687	103,821	103,584
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	585	559	652	648
Diluted weighted average shares outstanding	104,503	104,246	104,473	104,232

Basic net income (loss) per common share:
Continuing operations	$0.24	$0.32	$0.84	$0.65
Discontinued operations	(0.12)	(0.01)	(0.07)	—
Basic net income per common share	$0.12	$0.30	$0.77	$0.65

Diluted net income (loss) per common share:
Continuing operations	$0.24	$0.31	$0.83	$0.64
Discontinued operations	(0.12)	(0.01)	(0.07)	—
Diluted net income per common share	$0.12	$0.30	$0.76	$0.64

Basic earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Diluted earnings per share includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 559 and 271 stock-based awards excluded from our diluted earnings per share calculations for the three and nine months ended March 31, 2018 and 2017, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Additionally, 5 restricted stock awards were excluded from our diluted earnings per share calculation for the three and nine months ended March 31, 2017 as such awards were antidilutive. Restricted stock awards excluded from our diluted earnings per share calculation for the three and nine months ended March 31, 2018 were de minimis.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. As of March 31, 2018, the Company had not repurchased any shares under this program and had $250,000 of remaining capacity under the share repurchase program.

4. DISCONTINUED OPERATIONS

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the HPPC and Empire operating segments, which are reported in the aggregate as the Hain Pure Protein reportable segment (“Hain Pure Protein”). Collectively, these dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. The Company is actively marketing the sale of Hain Pure Protein, and a sale is anticipated to occur within the next twelve months.
The Company is presenting the operating results and cash flows of Hain Pure Protein within discontinued operations in the current and prior periods. The assets and liabilities of Hain Pure Protein are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

The following table presents the major classes of Hain Pure Protein’s line items constituting the “Net (loss) income from discontinued operations, net of tax” in our Consolidated Statements of Income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net sales	$118,198	$117,765	$396,227	$387,413
Cost of sales	113,629	113,575	373,122	371,293
Gross profit	4,569	4,190	23,105	16,120
Selling, general and administrative expense	5,888	6,407	14,458	15,074
Other expense	805	377	3,258	1,163
Net (loss) income from discontinued operations before income taxes	(2,124)	(2,594)	5,389	(117)
Provision (benefit) for income taxes	10,431	(1,098)	12,738	(189)
Net (loss) income from discontinued operations, net of tax	$(12,555)	$(1,496)	$(7,349)	$72

Included above within provision (benefit) for income taxes for the three and nine months ended March 31, 2018 is a $10,703 deferred tax liability related to Hain Pure Protein being classified as held for sale. Refer to Note 10, Income Taxes for further discussion.

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017 are included in the following table:

	March 31,	June 30,
Assets	2018	2017
Cash and cash equivalents	$6,634	$9,937
Accounts receivable, less allowance for doubtful accounts	24,908	22,671
Inventories	99,782	85,313
Prepaid expenses and other current assets	5,883	5,866
Total current assets*		123,787
Property, plant and equipment, net	81,477	78,645
Goodwill	41,089	41,089
Trademarks and other intangible assets, net	51,029	52,040
Other assets	4,399	3,330
Total noncurrent assets of discontinued operations*		175,104
Total assets of discontinued operations	$315,201	$298,891

Liabilities
Accounts payable	$30,966	$35,943
Accrued expenses and other current liabilities	5,084	2,005
Deferred tax liabilities	25,863	—
Total current liabilities of discontinued operations*		37,948
Deferred tax liabilities	—	23,129
Other noncurrent liabilities	28	193
Total noncurrent liabilities of discontinued operations*		23,322
Total liabilities of discontinued operations	$61,941	$61,270

* The assets and liabilities of Hain Pure Protein are classified as current on the March 31, 2018 Consolidated Balance Sheet because it is probable that the sale will occur within the next twelve months.

As a result of the planned dispositions, the Company assessed the fair value of its assets held for sale and determined that these assets were not impaired at March 31, 2018.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring and integration charges” in the Consolidated Statements of Income. Acquisition related costs of $8 and $336 were expensed in the three and nine months ended March 31, 2018, respectively. Acquisition related costs of $836 and $1,089 were expensed in the three and nine months ended March 31, 2017, respectively. The expenses incurred primarily related to professional fees and other transaction-related costs associated with our recent acquisitions.

Fiscal 2018

On December 1, 2017, the Company acquired Clarks UK Limited, (“Clarks”), a leading maple syrup and natural sweetener brand in the United Kingdom. Clarks produces natural sweeteners under the ClarksTM brand, including maple syrup, honey and carob, date and agave syrups, which are sold in leading retailers and used by food service and industrial customers in the United Kingdom. Consideration for the transaction consisted of cash, net of cash acquired, totaling £9,698 (approximately $13,064 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results over the 18-month period following completion of the acquisition. Clarks is included in our United Kingdom operating segment. Net sales and income before income taxes attributable to the Clarks acquisition included in our consolidated results represented less than 1% of our consolidated results.

Fiscal 2017

On June 19, 2017, the Company acquired Sonmundo, Inc. d/b/a The Better Bean Company (“Better Bean”), which offers prepared beans and bean-based dips sold in refrigerated tubs under the Better Bean® brand. Consideration for the transaction consisted of cash, net of cash acquired, totaling $3,434. Additionally, contingent consideration of up to a maximum of $4,000 is payable based on the achievement of specified operating results over the three-year period following the closing date. Better Bean is included in our Cultivate operating segment, which is part of the Rest of World reportable segment. Net sales and income before income taxes attributable to the Better Bean acquisition included in our consolidated results represented less than 1% of our consolidated results.

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

6.    INVENTORIES

Inventories consisted of the following:

	March 31, 2018	June 30, 2017
Finished goods	$241,448	$214,547
Raw materials, work-in-progress and packaging	157,708	127,448
	$399,156	$341,995

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or market. During the three months ended March 31, 2018, the Company recorded an inventory write-down of $4,913 in connection with the discontinuance of slow moving stock keeping units (“SKUs”) as part of a product rationalization initiative.

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2018	June 30, 2017
Land	$29,628	$28,092
Buildings and improvements	81,306	83,648
Machinery and equipment	321,962	300,750
Computer hardware and software	53,168	50,773
Furniture and fixtures	18,266	15,613
Leasehold improvements	30,579	29,296
Construction in progress	27,586	11,134
	562,495	519,306
Less: Accumulated depreciation and amortization	248,258	227,440
	$314,237	$291,866

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $8,212 and $8,376, respectively. Such expense for the nine months ended March 31, 2018 and 2017 was $24,580 and $25,172, respectively.

In the second quarter of fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at one of its manufacturing facilities in the United States would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers. As such, the Company recorded a $3,676 non-cash impairment charge related to the closure of the facility in the nine months ended March 31, 2018 and included $4,064 as assets held for sale within “Prepaid expenses and other current assets” in its March 31, 2018 Consolidated Balance Sheet, respectively.
In the third quarter of fiscal 2018, the Company made the decision to consolidate its manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $2,557 non-cash impairment charge primarily related to the planned closure of a facility for the three months ended March 31, 2018. In connection with this planned closure, the Company expects to incur additional charges of up to approximately $6,300 over the next twelve months, consisting primarily of costs associated with the early termination of an existing operating lease and employee severance costs.

Additionally, in the third quarter of fiscal 2018, the Company discontinued certain slow moving SKUs in the United States as part of a product rationalization initiative. As a result, expected future cash flows are not expected to support the carrying value of certain machinery and equipment used to manufacture these products. As such, the Company recorded a $2,057 non-cash impairment charge to write down the value of these assets to fair value and included $686 as assets held for sale within “Prepaid expenses and other current assets” in its March 31, 2018 Consolidated Balance Sheet.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Rest of World	Total
Balance as of June 30, 2017 (a)	$591,416	$329,135	$98,341	$1,018,892
Acquisition activity	—	6,936	—	6,936
Reallocation of goodwill between reporting units (b)	(35,519)	35,519	—	—
Translation and other adjustments, net	134	28,040	2,952	31,126
Balance as of March 31, 2018 (a)	$556,031	$399,630	$101,293	$1,056,954

(a) The total carrying value of goodwill is reflected net of $126,577 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment and $29,219 related to the Company’s Europe operating segment.

(b) Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. Goodwill totaling $35,519 was reallocated to the United Kingdom reportable segment in connection with this change. The change in operating segments was deemed a triggering event, resulting in the Company performing an interim goodwill impairment analysis on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment indicators resulting from this analysis, which was performed in the first quarter of fiscal 2018. See Note 1, Business, and Note 16, Segment Information, for additional information on the Company’s operating and reportable segments.

Beginning in the third quarter ended March 31, 2018, operations of Hain Pure Protein have been classified as discontinued operations as discussed in Note 4, Discontinued Operations. Therefore, goodwill associated with Hain Pure Protein is presented as assets of discontinued operations in the consolidated financial statements.

The Company performs its annual test for goodwill and indefinite lived intangible asset impairment as of the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite-life intangible assets below their carrying value, an interim test is performed.

Other than as described above, there were no events or circumstances that warranted an interim impairment test for goodwill or indefinite lived intangible assets during the nine months ended March 31, 2018.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	March 31, 2018	June 30, 2017
Non-amortized intangible assets:
Trademarks and tradenames (a)	$404,163	$384,917
Amortized intangible assets:
Other intangibles	250,547	232,112
Less: accumulated amortization	(114,476)	(95,801)
Net carrying amount	$540,234	$521,228

(a) The gross carrying value of trademarks and tradenames is reflected net of $60,202 of accumulated impairment charges.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Amortization of acquired intangibles	$4,713	$4,206	$13,859	$12,887

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2018	June 30, 2017
Unsecured revolving credit facility	$428,433	$733,715
Term loan	300,000	—
Less: Unamortized issuance costs	(730)	—
Tilda short-term borrowing arrangements	9,296	7,761
Other borrowings	12,135	8,285
	749,134	749,761
Short-term borrowings and current portion of long-term debt	25,677	9,626
Long-term debt, less current portion	$723,457	$740,135

Credit Agreement

On December 12, 2014, the Company entered into the Second Amended and Restated Credit Agreement which was effective until December 2019 and provided for a $1,000,000 unsecured revolving credit facility which may be increased by an additional uncommitted $350,000, provided certain conditions are met.

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for the extension of our existing $1,000,000 unsecured revolving credit facility through February 6, 2023 and provides for an additional $300,000 term loan. Under the Credit Agreement, the credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met.

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of March 31, 2018, there were $428,433 and $300,000 of borrowings outstanding under the unsecured credit facility and term loan, respectively, and $8,976 letters of credit outstanding under the Credit Agreement. As of March 31, 2018, $562,591 is available under the Credit Agreement, and the Company was in compliance with all associated covenants.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2018 was 3.22%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

The term loan is payable in installments on the last day of each fiscal quarter commencing June 30, 2018 in an amount equal to $3,750 and can be prepaid in whole or in part without premium or penalty.

Credit Agreement Issuance Costs

We incurred debt issuance costs of approximately $3,440 in connection with the Credit Agreement, which were deferred and are being amortized as interest expense over the term of the Credit Agreement. Of these deferred debt issuance costs, $2,685 were associated with the revolving credit facility and are being amortized on a straight-line basis within other assets on our Consolidated Balance Sheet, and $755 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of term loan as a component of interest expense.

Tilda Short-Term Borrowing Arrangements

Tilda, a component of our United Kingdom reportable segment, maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 3.43% at March 31, 2018). As of March 31, 2018, there were $9,296 of borrowings under these arrangements.

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe and an uncommitted revolving credit facility in India.

The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12,500. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.10% (weighted average interest rate of approximately 1.10% at March 31, 2018). As of March 31, 2018, there were $4,134 of borrowings under this facility.

During the three months ended December 31, 2017, Tilda Hain India Private Limited, our subsidiary residing in India, entered into an uncommitted revolving credit facility to fund its working capital needs. The maximum borrowings permitted under the arrangement are $4,000. There were no amounts outstanding at March 31, 2018.

10.    INCOME TAXES

The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate from continuing operations was (5.5)% and 21.7% for the three months ended March 31, 2018 and 2017, respectively, and (15.3)% and 22.6% for the nine months ended March 31, 2018 and 2017, respectively. The effective income tax rate from continuing operations for the three and nine months ended March 31, 2018 was primarily impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act significantly revised the U.S. corporate income tax regime by lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, imposing additional limitations on the deductibility of executive officers’ compensation, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Act provides for numerous significant tax law changes with varying effective dates. As a fiscal year-end taxpayer, certain provisions of the Act impacted the Company beginning in the second quarter of fiscal 2018, while other provisions will impact the Company beginning in fiscal 2019.

As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory rate of approximately 28.1% for fiscal 2018 and a 21% U.S. federal statutory rate for subsequent fiscal years. The results from continuing operations for the nine months ended March 31, 2018 included the impact of a $29,266 reduction to the value of the Company’s net deferred tax liabilities as a result of the lowering of the U.S. corporate income tax rate, partially offset by an estimated $5,211 transition tax imposed on the deemed repatriation of deferred foreign income.

ASC 740 requires recording the effects of tax law changes in the period enacted as discrete items. However, the SEC issued Staff Accounting Bulletin No. 118 which permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of March 31, 2018, the Company had not completed its accounting for the tax effects of the Act; however, during the second quarter of fiscal year 2018, the Company made a reasonable estimate of the effects on the existing deferred balances as well as the computation of the one-time transition tax. The Company has not recorded any adjustment to our provisional estimate in the third quarter of fiscal year 2018. The final transition impacts of the Act may materially differ from the Company’s estimates. Both the tax benefit and the tax charge represent provisional amounts and are subject to change due to further interpretations of the Act, legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act and/or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including historical records, changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries as well as the Company’s ongoing analysis of the Act. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis differences inherent in the entities, as these amounts continue to be indefinitely reinvested in foreign operations. However, we do intend to further study changes enacted by the Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

The effective income tax rate from continuing operations for the three and nine months ended March 31, 2018 was also favorably impacted by the geographical mix of earnings, as well as a $3,754 benefit relating to the release of the remainder of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

The effective income tax rate from continuing operations for the three and nine months ended March 31, 2017 was favorable as compared to the statutory rate as a result of the geographical mix of earnings and was also impacted by a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017. Such reduction resulted in a decrease to the carrying value of net deferred tax liabilities of $2,086, which favorably impacted the effective tax rate. The effective income tax rate from continuing operations for the three and nine months ended March 31, 2017 was also favorably impacted by a $3,536 benefit relating to the release of a portion of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

Income tax expense from discontinued operations was $10,431 for three months ended March 31, 2018 and $12,738 for the nine months ended March 31, 2018 compared to $1,098 and $189 of income tax benefit in the prior year periods, respectively. The increase was primarily due to the recognition of a $10,703 deferred tax liability recorded in the third quarter of fiscal 2018 as Hain Pure Protein was classified as held for sale and therefore any outside basis differences were required to be recorded as they are expected to reverse in the foreseeable future.

11.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$37,868	$14,630	$80,065	$(68,329)
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	—	2	39	103
Amounts reclassified into income (2)	—	(19)	(106)	(525)
Unrealized gain/(loss) on available for sale investment:
Other comprehensive loss before reclassifications	(101)	47	(103)	(22)
Amounts reclassified into income (3)	—	3	—	13
Net change in accumulated other comprehensive income (loss)	$37,767	$14,663	$79,895	$(68,760)

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a gain of $670 and a loss of $2,017 for the three months ended March 31, 2018 and 2017, respectively, and a gain of $1,736 and $18,043 for the nine months ended March 31, 2018 and 2017, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $23 for the three months ended March 31, 2017 and $132 and $1,173 for the nine months ended March 31, 2018 and 2017, respectively. There were no amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments for the three months ended March 31, 2018.

(3)
Amounts reclassified into income for losses on sale of available for sale investments were based on the average cost of the shares held (See Note 13, Investments and Joint Ventures). Such amounts are recorded in “Other (income)/expense, net” in the Consolidated Statements of Income and were $5 and $21 before taxes for the three and nine months ended March 31, 2017, respectively. There were no amounts reclassified into income for losses on sale of available for sale investments for the three and nine months ended March 31, 2018.

12.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock-based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Compensation cost (included in selling, general and administrative expense)	$2,936	$2,284	$10,258	$7,519
Related income tax benefit	$971	$857	$3,391	$2,820

Stock Options

A summary of the stock option activity for the nine months ended March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2017	122	$2.26
Exercised	—	$—
Options outstanding and exercisable at March 31, 2018	122	$2.26	13.3 years	$3,635

	Nine Months Ended March 31,
	2018	2017
Intrinsic value of options exercised	$—	$6,507
Tax benefit recognized from stock option exercises	$—	$2,538

At March 31, 2018, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share unit activity for the nine months ended March 31, 2018 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2017	992	$27.59
Granted	431	$33.85
Vested	(395)	$36.94
Forfeited	(15)	$29.35
Non-vested restricted stock, restricted share units, and performance units at March 31, 2018	1,013	$26.59

	Nine Months Ended March 31,
	2018	2017
Fair value of restricted stock and restricted share units granted	$14,595	$—
Fair value of shares vested	$14,622	$9,101
Tax benefit recognized from restricted shares vesting	$4,970	$3,502

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

At March 31, 2018, $15,754 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, was expected to be recognized over a weighted-average period of approximately 1.7 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of two performance-based long-term incentive plans (the “2016-2018 LTIP” and the “2017-2019 LTIP”) that provide for performance equity awards that can be earned over the respective three-year performance period. Participants in the LTI Plan include the Company’s executive officers, including the Chief Executive Officer, and certain other key executives.

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

Upon adoption of the 2016-2018 LTIP and 2017-2019 LTIP, the Compensation Committee granted performance units to each participant, the achievement of which is dependent upon a defined calculation of relative total shareholder return over the period from July 1, 2015 to June 30, 2018 and from July 1, 2017 to June 30, 2019 (the “TSR Grant”), respectively. The grant date fair value for these awards was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment. Each performance unit translates into one unit of common stock. The TSR grant represents half of each participant’s target award. The other half of the 2016-2018 LTIP and 2017-2019 LTIP is based on the Company’s achievement of specified net sales growth targets over the respective three-year period. If the targets are achieved, the award in connection with the 2016-2018 LTIP may be paid in cash and/or unrestricted shares of the Company’s common stock at the discretion of the Compensation Committee, while the award in connection with the 2017-2019 LTIP may be paid only in unrestricted shares of the Company’s common stock.

The Company recorded expense (in addition to the stock-based compensation expense associated with the TSR Grant) of $2,070 and $2,596 for the three and nine months ended March 31, 2018, respectively, due to the Company’s current estimates of achievement under the plans. The Company recorded expense of $1,127 and $3,382 for the three and nine months ended March 31, 2017, respectively, related to the LTI Plan.

13.    INVESTMENTS AND JOINT VENTURES

Equity method investments

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority-owned subsidiary of CK Hutchison Holdings Limited, to market and distribute certain of the Company’s brands in Hong Kong, China and other surrounding markets. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote, and therefore, the investment is being accounted for under the equity method of accounting. At March 31, 2018 and June 30, 2017, the carrying value of the Company’s 50.0% investment in, and advances to, HHO were $2,655 and $1,629, respectively, and are included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.”

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors. During the nine months ended March 31, 2018, the Company’s ownership interest was reduced to 13.5% due to the distribution of additional ownership interests. Further ownership interest distributions could potentially dilute the Company’s ownership interest to as low as 11.9%. At March 31, 2018 and June 30, 2017, the carrying value of the Company’s investment in Chop’t was $15,669 and $16,487, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

During the three months ended March 31, 2018, the Company made a cash contribution of $990 to its joint venture, Hain Future Natural Products Private Ltd. (“HFN”). This joint venture is with Future Consumer Ltd (“Future”), which is part of the Future Group, a conglomerate primarily engaged in the consumer and retail business in India. The joint venture was created to market and distribute certain of the Company’s brands in India. Voting control of the joint venture is shared equally between the Company and Future and is being accounted for under the equity method of accounting. At March 31, 2018, the carrying value of the Company’s 50.0% investment in HFN was $990 and is included in the Consolidated Balance Sheet as a component of “Investments and joint ventures.”

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The shares held at March 31, 2018 totaled 933. The fair value of these shares held was $812 (cost basis of $1,164) at March 31, 2018 and $882 (cost basis of $1,164) at June 30, 2017 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet. The Company concluded that the decline in its YHS investment below its cost basis is temporary and, accordingly, has not recognized a loss in the Consolidated Statements of Income. In making this determination, the Company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of YHS, the magnitude of the loss compared to the investment’s cost and publicly available information about the industry and geographic region in which YHS operates.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7,070	$7,070	$—	$—
Forward foreign currency contracts	18	—	18	—
Available for sale securities	812	812	—	—
Total	$7,900	$7,882	$18	$—
Liabilities:
Forward foreign currency contracts	$636	$—	$636	$—
Contingent consideration, non-current	4,884	—	—	4,884
Total	$5,520	$—	$636	$4,884

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

The following table summarizes the Level 3 activity for the nine months ended March 31, 2018.

Balance as of June 30, 2017	$2,656
Fair value of initial contingent consideration(a)	1,547
Contingent consideration adjustment (b)	556
Translation adjustment	125
Balance as of March 31, 2018	$4,884

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2018 and March 31, 2017.

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

Derivative instruments designated at inception as hedges are measured for effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three and nine months ended March 31, 2018 and March 31, 2017.

There were no cash flow hedges outstanding as of March 31, 2018. The notional and fair value amounts of cash flow hedges at June 30, 2017 were $1,828 and $84 of net assets, respectively. The notional and fair value amounts of derivatives designated as fair value hedges at March 31, 2018 were $7,400 and $151 of net liabilities, respectively. There were no fair value hedges outstanding as of June 30, 2017.

The notional and fair value amounts of derivatives not designated as hedges at March 31, 2018 were $20,021 and $467 of net liabilities, respectively. There were $6,114 of notional amount and $38 of net liabilities of derivatives not designated as hedges as of June 30, 2017.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material for the three and nine months ended March 31, 2018 and March 31, 2017.

15.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss on October 3, 2017. Co-Lead Plaintiffs filed an opposition on December 1, 2017, and Defendants filed the reply on January 16, 2018. On April 4, 2018, the Court requested additional briefing relating to certain aspects of Defendants’ motion to dismiss. In accordance with this request, Lead Plaintiffs submitted their supplemental brief on April 18, 2018, and Defendants submitted an opposition by May 2, 2018. Lead Plaintiffs may then file a reply brief by May 9, 2018, and Defendants may submit a sur-reply by May 16, 2018.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018. On April 6, 2018, the parties filed a proposed stipulation agreeing to stay the Consolidated Derivative Action until October 4, 2018, which the Court granted on May 3, 2018.

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

On May 23, 2017, an additional stockholder filed a complaint under seal in the Eastern District of New York against the Board of Directors and certain officers of the Company.  The complaint alleges that the Company’s directors and certain officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results.  The complaint also alleges that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste.  On August 9, 2017, the Court granted an order to unseal this case and reveal Gary Merenstein as the plaintiff (the “Merenstein Complaint”).

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs.   On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision is rendered on the motion to dismiss the Amended Complaint in the consolidated Securities Class Actions, described above.

Center for Environmental Health v. Save Mart Supermarkets, et.al., Superior Court of the State of California, Alameda County

On August 19, 2015, the Center for Environmental Health (“CEH”), a private enforcer, filed a complaint under the California Safe Drinking Water and Toxic Enforcement Act (the “Enforcement Act”) (commonly referred to as “Proposition 65”), naming various defendants, including the Company.  The complaint alleges that the Company is required to provide warnings for certain of its products for alleged exposure to the substance listed under the Enforcement Act as “acrylamide.”  The other defendants named in the action are five retailers and one distributor, all of which are named for the Company’s products at issue.  Acrylamide is a chemical that can form in some foods during high-temperature cooking processes, such as frying, roasting, and baking.  The complaint seeks injunctive relief, civil penalties in the amount of $2,500 per day (unrounded) for each alleged violation, and CEH’s attorneys’ fees and costs.

To date, the Company has answered the complaint, denying the allegations, and engaged in discovery, including fact discovery and expert discovery, which remains ongoing.  The Court has bifurcated the trial into two phases for liability and remedies and, during the quarter ended March 31, 2018, confirmed the scheduling of the first phase of the trial on liability to move forward on October 19, 2018.  The parties anticipate that this phase of the trial will be limited to the Company establishing the “no significant risk level.”

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

16.    SEGMENT INFORMATION

Prior to July 1, 2017, the Company’s operations were managed in eight operating segments: the United States, United Kingdom, Tilda, HPPC, Empire, Canada, Europe and Cultivate. The United States operating segment was also a reportable segment. The United Kingdom and Tilda operating segments were reported in the aggregate as “United Kingdom”, while HPPC and Empire were reported in the aggregate as “Hain Pure Protein,” and Canada, Europe and Cultivate were combined and reported as “Rest of World.”

Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. As a result, the Company is now managed in nine operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, HPPC, Empire, Europe, Canada and Cultivate. Ella’s Kitchen UK is now

combined with the United Kingdom and Tilda operating segments and is reported within the United Kingdom reportable segment. There were no changes to the Hain Pure Protein reportable segment or Rest of World in connection with these changes.

Beginning in the third quarter ended March 31, 2018, the Hain Pure Protein operations are classified as discontinued operations as discussed in “Note 4: Discontinued Operations.” Therefore, segment information presented excludes the results of Hain Pure Protein.

The prior period segment information contained below has been adjusted to reflect the Company’s revised operating and reporting structure.

Net sales and operating income are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and Other.” Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges and other, along with accounting review and remediation costs, are included in “Corporate and Other.” Expenses that are managed centrally, but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net Sales:
United States	$281,052	$289,503	$815,013	$822,376
United Kingdom	238,321	200,976	698,968	633,439
Rest of World	113,347	98,319	324,190	284,799
	$632,720	$588,798	$1,838,171	$1,740,614

Operating Income:
United States	$24,974	$44,322	$67,696	$103,045
United Kingdom	13,863	14,061	37,062	31,200
Rest of World	11,059	9,362	30,591	21,894
	$49,896	$67,745	$135,349	$156,139
Corporate and Other (a)	(20,642)	(18,124)	(45,889)	(53,890)
	$29,254	$49,621	$89,460	$102,249
(a) Includes $7,488 and $9,207 of accounting review and remediation costs, net of insurance proceeds, and acquisition related expenses, restructuring and integration charges for the three months ended March 31, 2018 and 2017, respectively. Such expenses for the nine months ended March 31, 2018 and 2017 were $13,835 and $22,741, respectively.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area were as follows:

	March 31, 2018	June 30, 2017
United States	$102,744	$112,373
United Kingdom	178,797	165,396
All Other	86,134	63,330
Total	$367,675	$341,099

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
United States	$296,635	$305,595	$860,987	$868,127
United Kingdom	238,321	200,976	698,968	633,439
All Other	97,764	82,227	278,216	239,048
Total	$632,720	$588,798	$1,838,171	$1,740,614

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes for the period ended March 31, 2018 thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

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

With a proven track record of strategic growth and profitability, the Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of LifeTM.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare®, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire ProvenderTM and Yves Veggie Cuisine®.  The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Intention to Sell Hain Pure Protein

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) and EK Holdings, Inc. (“Empire”) operating segments, which are reported in the aggregate as the Hain Pure Protein reportable segment. These dispositions are being undertaken to reduce complexity in the Company’s operations and to simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable core business.
Collectively, these dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. See Note 4, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on discontinued operations.
Project Terra

During fiscal 2016, the Company commenced a strategic review, referred to as “Project Terra,” of which a key initiative is the identification of global cost savings, as well as removing complexities from the business. Under this plan, the Company aims to achieve $350 million in global savings by fiscal 2020, a portion of which the Company intends to reinvest into its brands. This review includes streamlining the Company’s manufacturing plants, co-packers, and supply chain, in addition to product rationalization initiatives which are aimed at eliminating slow moving stock keeping units (“SKUs”). Additionally, the Company has realized approximately $19.0 million and $43.1 million of savings for the three and nine months ended March 31, 2018, excluding Hain Pure Protein. Additionally, the Company initiated a SKU rationalization in the third quarter of fiscal 2018, which included the removal of over 400 SKUs for a total of over 1,100 SKUs to date identified as part of Project Terra.

Change in Segments

Prior to July 1, 2017, the Company’s operations were managed in eight operating segments: the United States, United Kingdom, Tilda, HPPC, Empire, Canada, Europe and Cultivate. The United States operating segment was also a reportable segment. The United Kingdom and Tilda operating segments were reported in the aggregate as “United Kingdom”, while HPPC and Empire were reported in the aggregate as “Hain Pure Protein,” and Canada, Europe and Cultivate were combined and reported as “Rest of World.”

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

Beginning in the current quarter, the Hain Pure Protein operations are classified as discontinued operations as discussed in “Note 4: Discontinued Operations.” Therefore, segment information presented excludes the results of Hain Pure Protein.

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

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2018 and 2017 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2018		March 31, 2017		Dollars	Percentage
Net sales	$632,720	100.0%	$588,798	100.0%	$43,922	7.5%
Cost of sales	499,707	79.0%	449,595	76.4%	50,112	11.1%
Gross profit	133,013	21.0%	139,203	23.6%	(6,190)	(4.4)%
Selling, general and administrative expenses	86,063	13.6%	76,169	12.9%	9,894	13.0%
Amortization of acquired intangibles	4,713	0.7%	4,206	0.7%	507	12.1%
Acquisition related expenses, restructuring and integration charges	4,831	0.8%	2,083	0.4%	2,748	131.9%
Accounting review and remediation costs, net of insurance proceeds	3,313	0.5%	7,124	1.2%	(3,811)	(53.5)%
Long-lived asset impairment	4,839	0.8%	—	—	4,839	100.0%
Operating income	29,254	4.6%	49,621	8.4%	(20,367)	(41.0)%
Interest and other financing expense, net	6,782	1.1%	5,399	0.9%	1,383	25.6%
Other (income)/expense, net	(1,560)	(0.2)%	2,072	0.4%	(3,632)	175.3%
Income from continuing operations and before income taxes and equity in net income of equity-method investees	24,032	3.8%	42,150	7.2%	(18,118)	(43.0)%
Provision (benefit) for income taxes	(1,310)	(0.2)%	9,149	1.6%	(10,459)	(114.3)%
Equity in net income of equity-method investees	101	—	177	—	(76)	(42.9)%
Net income from continuing operations	$25,241	4.0%	$32,824	5.6%	$(7,583)	(23.1)%
Net loss from discontinued operations, net of tax	$(12,555)	(2.0)%	$(1,496)	(0.3)%	$(11,059)	739.2%
Net income	$12,686	2.0%	$31,328	5.3%	$(18,642)	(59.5)%

Adjusted EBITDA	$73,440	11.6%	$74,988	12.7%	$(1,548)	(2.1)%

Net Sales

Net sales for the three months ended March 31, 2018 were $632.7 million, an increase of $43.9 million, or 7.5%, from net sales of $588.8 million for the three months ended March 31, 2017. On a constant currency basis, net sales increased approximately 1.6% from the prior year quarter. The increase in net sales was due to sales growth in the United Kingdom, Europe and Canada businesses, partially offset by a decrease in net sales in the United States segment. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the three months ended March 31, 2018 was $133.0 million, a decrease of $6.2 million, or 4.4%, as compared to the prior year quarter. Gross profit margin was 21.0% of net sales, compared to 23.6% in the prior year quarter. Gross profit was unfavorably impacted by decreased gross profit in the United States due to increased commodity and freight costs, increased trade investment and costs associated with the aforementioned SKU rationalization as well as higher commodity costs in the United Kingdom. These increased costs were partially offset by Project Terra cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $86.1 million for the three months ended March 31, 2018, an increase of $9.9 million, or 13.0%, from $76.2 million for the prior year quarter. Selling, general and administrative expenses increased primarily due to higher marketing investment costs in the United States, United Kingdom and Canada, as well as the impact of foreign exchange rates, partially offset by Project Terra cost savings. Additionally, the Company recorded bad debt expense of $0.9 million in connection with the bankruptcy of Toys “R” Us in the three months ended March 31, 2018. Selling, general and administrative expenses as a percentage of net sales was 13.6% in the three months ended March 31, 2018 and 12.9% in the prior year quarter, reflecting an increase of 70 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $4.7 million for the three months ended March 31, 2018, an increase of $0.5 million from $4.2 million in the prior year quarter. The increase was due to the intangibles acquired as a result of the Company’s acquisitions subsequent to March 31, 2017. See Note 5, Acquisitions, and Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges

Acquisition related expenses, restructuring and integration charges were $4.8 million for the three months ended March 31, 2018, an increase of $2.7 million from $2.1 million in the prior year quarter. The increase was primarily due to increased severance costs for the three months ended March 31, 2018 as compared to the prior year period related to the closure of one of the Company’s manufacturing facilities in the United States and consulting fees incurred in connection with the Company’s Project Terra strategic review.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $3.3 million for the three months ended March 31, 2018, compared to $7.1 million in the prior year quarter.

Long-lived Asset Impairment

During the three months ended March 31, 2018, the Company determined that it was more likely than not that certain fixed assets at one of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to consolidate manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $2.6 million non-cash impairment charge primarily related to the closure of this facility for the three months ended March 31, 2018.

Additionally, during the three months ended March 31, 2018, the Company discontinued additional slow moving SKUs in the United States as part of an ongoing product rationalization initiative. As a result, expected future cash flows are not expected to support the carrying value of certain machinery and equipment used to manufacture these products. As such, the Company recorded a $2.1 million non-cash impairment charge to write down the value of these assets to fair value.

Operating Income

Operating income for the three months ended March 31, 2018 was $29.3 million, a decrease of $20.4 million, or 41.0%, from $49.6 million in the three months ended March 31, 2017. Operating income as a percentage of net sales was 4.6% in the third quarter of fiscal 2018 compared with 8.4% in the prior year quarter. The decrease in operating income and operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $6.8 million for the three months ended March 31, 2018, an increase of $1.4 million, or 25.6%, from $5.4 million in the prior year quarter. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt. See Note 9, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (Income)/Expense, net

Other (income)/expense, net totaled $1.6 million of income for the three months ended March 31, 2018, compared to $2.1 million of expense in the prior year quarter. Included in other (income)/expense, net were net unrealized foreign currency gains, which were higher in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Income Before Income Taxes and Equity in Net Income of Equity-Method Investees

Income before income taxes and equity in the net income of our equity-method investees for the three months ended March 31, 2018 and 2017 was $24.0 million and $42.2 million, respectively. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit from continuing operations was $1.3 million for the three months ended March 31, 2018 compared to $9.1 million of tax expense in the prior year quarter.

Our effective income tax rate from continuing operations was (5.5)% and 21.7% of pre-tax income for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate from continuing operations for the three months ended March 31, 2018 was primarily impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act significantly revised the U.S. corporate income tax regime by lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, imposing additional limitations on the deductibility of executive officers’ compensation, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. For an additional discussion on the impact of the Act, see Note 10, Income Taxes, in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The effective income tax rate from continuing operations for the three months ended March 31, 2018 was also favorably impacted by the geographical mix of earnings and a $3.8 million benefit relating to the release of the remainder of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

The effective income tax rate from continuing operations for the three months ended March 31, 2017 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017. The effective income tax rate from continuing operations for the three months ended March 31, 2017 was also favorably impacted by a $3.5 million benefit relating to the release of a portion of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Income of Equity-Method Investees

Our equity in net income from our equity-method investments for the three months ended March 31, 2018 decreased by $0.1 million when compared to the three months ended March 31, 2017. See Note 13, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income from Continuing Operations

Net income from continuing operations for the three months ended March 31, 2018 and 2017 was $25.2 million and $32.8 million, respectively, or $0.24 and $0.31 per diluted share, respectively. The decrease was attributable to the factors noted above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended March 31, 2018 and 2017 was $12.6 million and $1.5 million, respectively, or $0.12 and $0.01 per diluted share, respectively.

Our net sales attributable to discontinued operations for the three months ended March 31, 2018 were $118.2 million, an increase of $0.4 million, or 0.4%, from net sales of $117.8 million for the three months ended March 31, 2017. The increase in net sales was primarily due to growth of our Plainville Farms® and Empire Kosher® brands, partially offset by a decrease in our FreeBird® brand and private label sales. Operating loss in discontinued operations for the three months ended March 31, 2018 was $2.1 million, a decrease of $0.5 million, from $2.6 million for the three months ended March 31, 2017. The decrease in operating loss was primarily due to the aforementioned increase in net sales and lower conversion costs as a result of production improvements across the business.

Income tax expense from discontinued operations was $10.4 million for three months ended March 31, 2018 compared to $1.1 million of income tax benefit in the prior year quarter. Included within provision for income taxes for the three months ended March 31, 2018 is a $10.7 million deferred tax liability related to Hain Pure Protein being classified as held for sale. Refer to Note 10, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the three months ended March 31, 2018 and 2017 was $12.7 million and $31.3 million, respectively, or $0.12 and $0.30 per diluted share, respectively. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $73.4 million and $75.0 million for the three months ended March 31, 2018 and 2017, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended March 31, 2018 and 2017:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Net sales
Three months ended 3/31/18	$281,052	$238,321	$113,347	$—	$632,720
Three months ended 3/31/17	289,503	200,976	98,319	—	588,798
$ change	$(8,451)	$37,345	$15,028	n/a	$43,922
% change	(2.9)%	18.6%	15.3%	n/a	7.5%

Operating income (loss)
Three months ended 3/31/18	$24,974	$13,863	$11,059	$(20,642)	$29,254
Three months ended 3/31/17	44,322	14,061	9,362	(18,124)	49,621
$ change	$(19,348)	$(198)	$1,697	$(2,518)	$(20,367)
% change	(43.7)%	(1.4)%	18.1%	(13.9)%	(41.0)%

Operating income margin
Three months ended 3/31/18	8.9%	5.8%	9.8%	n/a	4.6%
Three months ended 3/31/17	15.3%	7.0%	9.5%	n/a	8.4%

United States

Our net sales in the United States segment for the three months ended March 31, 2018 were $281.1 million, a decrease of $8.5 million, or 2.9%, from net sales of $289.5 million for the three months ended March 31, 2017. The decrease in net sales was driven by declines in our Better-for-You-Snacking, Better-for-You-Pantry, Better-for-You-Baby and Fresh Living platforms, partially offset by increases in our Pure Personal Care and Tea platforms. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins as the Company continues its focus on its top 500 SKUs in the United States, as well as increased trade investment. The prior year quarter was negatively impacted by a realignment of customer inventories at certain distributor customers. Operating income in the United States for the three months ended March 31, 2018 was $25.0 million, a decrease of $19.3 million from operating income of $44.3 million for the three months ended March 31, 2017. The decrease in operating income was the result of the aforementioned decrease in net sales, as well as higher marketing investment to drive future period growth, increased freight and commodity costs and costs associated with the closure of one of our manufacturing facilities in the United States. Additionally, the Company recorded an inventory write-down of $3.7 million in the three months ended March 31, 2018 as a result of the strategic decision to no longer support certain lower margin SKUs as mentioned above. These increased costs were partially offset by Project Terra cost savings.

United Kingdom

Our net sales in the United Kingdom segment for the three months ended March 31, 2018 were $238.3 million, an increase of $37.3 million, or 18.6%, from net sales of $201.0 million for the three months ended March 31, 2017. On a constant currency basis, net sales increased 5.9% from the prior year. The net sales increase was primarily due to growth from our Tilda®, Ella’s Kitchen®, Linda McCartney’s® Hartley’s® and Cully and Sully® brands. Also contributing to the increase in net sales was the impact of price realization, as well as the acquisitions of The Yorkshire Provender Limited and Clarks UK Limited, both which occurred subsequent to March 31, 2017. Operating income in the United Kingdom segment for the three months ended March 31, 2018 was $13.9 million, a decrease of $0.2 million from $14.1 million for the three months ended March 31, 2017. The decrease in operating income was primarily due to higher commodity costs in the United Kingdom and costs associated with the planned closure of a soup manufacturing facility, partially offset by Project Terra cost savings and the impact of favorable foreign currency.

Rest of World

Our net sales in Rest of World were $113.3 million for the three months ended March 31, 2018, an increase of $15.0 million, or 15.3%, from net sales of $98.3 million for the three months ended March 31, 2017. On a constant currency basis, net sales increased 5.9% from the prior year. The increase in net sales was primarily due to increased sales volume in Europe related to our Joya® and Danival® brands and private label plant-based beverage business and increased sales in Canada driven by growth in our Tilda®, Yves Veggie Cuisine® and Live Clean® brands. Operating income in the segment for the three months ended March 31, 2018 was $11.1 million, an increase of $1.7 million, from $9.4 million for the three months ended March 31, 2017. The increase in operating income was primarily due to the aforementioned increase in sales as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe, Project Terra cost savings and the impact of favorable foreign currency.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, accounting review and remediation costs and acquisition related expenses, restructuring and integration charges are included in Corporate and Other and were $7.5 million and $9.2 million for the three months ended March 31, 2018 and 2017, respectively.

Refer to Note 16, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Results of Operations

Comparison of Nine Months Ended March 31, 2018 to Nine Months Ended March 31, 2017

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2018 and 2017 (amounts in thousands, other than percentages which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2018		March 31, 2017		Dollars	Percentage
Net sales	$1,838,171	100.0%	$1,740,614	100.0%	$97,557	5.6%
Cost of sales	1,447,820	78.8%	1,365,080	78.4%	82,740	6.1%
Gross profit	390,351	21.2%	375,534	21.6%	14,817	3.9%
Selling, general and administrative expenses	258,586	14.1%	237,657	13.7%	20,929	8.8%
Amortization of acquired intangibles	13,859	0.8%	12,887	0.7%	972	7.5%
Acquisition related expenses, restructuring and integration charges	13,750	0.7%	2,652	0.2%	11,098	*
Accounting review and remediation costs, net of insurance proceeds	6,406	0.3%	20,089	1.2%	(13,683)	(68.1)%
Long-lived asset impairment	8,290	0.5%	—	—	8,290	100.0%
Operating income	89,460	4.9%	102,249	5.9%	(12,789)	(12.5)%
Interest and other financing expense, net	19,543	1.1%	15,491	0.9%	4,052	26.2%
Other (income)/expense, net	(5,447)	(0.3)%	246	—	(5,693)	*
Income before income taxes and equity in net income of equity-method investees	75,364	4.1%	86,512	5.0%	(11,148)	(12.9)%
Provision (benefit) for income taxes	(11,516)	(0.6)%	19,512	1.1%	(31,028)	*
Equity in net income of equity-method investees	(104)	—	(45)	—	(59)	(131.1)%
Net income from continuing operations	$86,984	4.7%	$67,045	3.9%	$19,939	29.7%
Net loss from discontinued operations, net of tax	(7,349)	(0.4)%	72	—%	(7,421)	*
Net income	$79,635	4.3%	$67,117	3.9%	$12,518	18.7%

Adjusted EBITDA	$194,560	10.6%	$183,336	10.5%	$11,224	6.1%
* Percentage is not meaningful

Net Sales

Net sales for the nine months ended March 31, 2018 were $1.84 billion, an increase of $97.6 million, or 5.6%, from net sales of $1.74 billion for the nine months ended March 31, 2017. On a constant currency basis, net sales increased approximately 2.2% from the prior year period. The increase in net sales was due to sales growth in the United Kingdom, Europe and Canada businesses, partially offset by a decrease in net sales in the United States segment. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the nine months ended March 31, 2018 was $390.4 million, an increase of $14.8 million, or 3.9%, as compared to the prior year period. Gross profit margin was 21.2% of net sales, compared to 21.6% in the prior year. Gross profit was favorably impacted by the aforementioned increase in sales, price realization and Project Terra cost savings, partially offset by decreased gross profit in the United States due to increased freight, commodity and other input costs, as well as higher commodity costs in the United Kingdom. Additionally, gross profit was negatively impacted in both periods by charges related to the initiation of SKU rationalizations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $258.6 million for the nine months ended March 31, 2018, an increase of $20.9 million, or 8.8%, from $237.7 million for the prior year period. Selling, general and administrative expenses increased primarily due to higher marketing investment primarily in the United States and personnel costs. Selling, general and administrative expenses as a percentage of net sales was 14.1% in the nine months ended March 31, 2018 and 13.7% in the prior year period, reflecting an increase of 40 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $13.9 million for the nine months ended March 31, 2018, an increase of $1.0 million from $12.9 million in the prior year period. The increase was due to the intangibles acquired as a result of the Company’s acquisitions subsequent to March 31, 2017. See Note 5, Acquisitions, and Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Acquisition Related Expenses, Restructuring and Integration Charges

Acquisition related expenses, restructuring and integration charges were $13.8 million for the nine months ended March 31, 2018, an increase of $11.1 million from $2.7 million in the prior year period. The increase was primarily due to increased severance costs in the current year period as compared to the prior year period related to the closure of one of the Company’s manufacturing facilities in the United States and consulting fees incurred in connection with the Company’s Project Terra strategic review.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $11.4 million for the nine months ended March 31, 2018, compared to $20.1 million in the prior year period. Included in accounting review and remediation costs for the nine months ended March 31, 2018 were insurance proceeds of $5.0 million related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee of the Company and other related matters. The net amount of accounting review and remediation costs for the nine months ended March 31, 2018 was $6.4 million.

Long-lived Asset Impairment

During the nine months ended March 31, 2018, the Company determined that it was more likely than not that certain fixed assets at two of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers for a facility in the United States and to consolidate manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $6.2 million non-cash impairment charge primarily related to the closures of these facilities for the nine months ended March 31, 2018. Additionally, the Company discontinued additional slow moving SKUs in the United States as part of a product rationalization initiative. As a result, expected future cash flows are not expected to support the carrying value of certain machinery and equipment used to manufacture these products. As such, the Company recorded a $2.1 million non-cash impairment charge to write down the value of these assets to fair value.

Operating Income

Operating income for the nine months ended March 31, 2018 was $89.5 million, a decrease of $12.8 million, or 12.5%, from $102.2 million in the nine months ended March 31, 2017. Operating income as a percentage of net sales was 4.9% in the nine months ended March 31, 2018 compared with 5.9% for the comparable period of fiscal 2017. The decrease in operating income and operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $19.5 million for the nine months ended March 31, 2018, an increase of $4.1 million, or 26.2%, from $15.5 million in the prior year period. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt. See Note 9, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other (Income)/Expense, net

Other (income)/expense, net totaled $5.4 million of income for the nine months ended March 31, 2018, compared to $0.2 million of expense in the prior year period. Included in other (income)/expense, net were net unrealized foreign currency gains, which were higher in the current period than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Income Before Income Taxes and Equity in Net Income of Equity-Method Investees

Income before income taxes and equity in the net income of our equity-method investees for the nine months ended March 31, 2018 and 2017 was $75.4 million and $86.5 million, respectively. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit from continuing operations was $11.5 million for the nine months ended March 31, 2018 compared to $19.5 million of tax expense in the prior year period.

Our effective income tax rate from continuing operations was (15.3)% and 22.6% of pre-tax income for the nine months ended March 31, 2018 and 2017, respectively. The effective income tax rate from continuing operations for the nine months ended March 31, 2018 was primarily impacted by the enactment of the Act on December 22, 2017. The Act significantly revised the U.S. corporate income tax regime by lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, imposing additional limitations on the deductibility of executive officers’ compensation, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries.

The Act provides for numerous significant tax law changes with varying effective dates. As a fiscal year-end taxpayer, certain provisions of the Act impacted the Company beginning in the second quarter of fiscal 2018, while other provisions will impact the Company beginning in fiscal 2019.

As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory rate of approximately 28.1% for fiscal 2018 and a 21% U.S. federal statutory rate for subsequent fiscal years. The results from continuing operations for the nine months ended March 31, 2018 included the impact of a $29.3 million reduction to the value of the Company’s net deferred tax liabilities as a result of the lowering of the U.S. corporate income tax rate, partially offset by an estimated $5.2 million transition tax imposed on the deemed repatriation of deferred foreign income.

ASC 740 requires recording the effects of tax law changes in the period enacted as discrete items. However, the SEC issued Staff Accounting Bulletin No. 118 which permits filers to record provisional amounts during a measurement period ending no later than one year from the date of the Act’s enactment. As of March 31, 2018, the Company had not completed its accounting for the tax effects of the Act; however, during the second quarter of fiscal year 2018, the Company made a reasonable estimate of the effects on the existing deferred balances as well as the computation of the one-time transition tax. The Company has not recorded any adjustment to our provisional estimate in the third quarter of fiscal year 2018. The final transition impacts of the Act may materially differ from the Company’s estimates. Both the tax benefit and the tax charge represent provisional amounts and are subject to change due to further interpretations of the Act, legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act and/or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including historical records, changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries as well as the Company’s ongoing analysis of the Act. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis differences inherent in the entities, as these amounts continue to be indefinitely reinvested in foreign operations. However, we do intend to further study changes enacted by the Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

For an additional discussion on the impact of the Act, see Note 10, Income Taxes, in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The effective income tax rate from continuing operations for the nine months ended March 31, 2018 was also favorably impacted by the geographical mix of earnings and a $3.8 million benefit relating to the release of the remainder of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

The effective income tax rate from continuing operations for the nine months ended March 31, 2017 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of 2017. The effective income tax rate from continuing operations for the nine months ended March 31, 2017 was also favorably impacted by a $3.5 million benefit relating to the release of a portion of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Income of Equity-Method Investees

Our equity in net income from our equity-method investments for the nine months ended March 31, 2018 was generally flat year over year. See Note 13, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income from Continuing Operations

Net income from continuing operations for the nine months ended March 31, 2018 and 2017 was $87.0 million and $67.0 million, respectively, or $0.83 and $0.64 per diluted share, respectively. The increase was attributable to the factors noted above.

Net (loss) Income from Discontinued Operations

Net (loss) income from discontinued operations for the nine months ended March 31, 2018 and 2017 was $7.3 million net loss and $0.1 million net income, respectively, or $0.07 and $0.00 per diluted share, respectively.

Our net sales in the Hain Pure Protein segment for the nine months ended March 31, 2018 were $396.2 million, an increase of $8.8 million, or 2.3%, from net sales of $387.4 million for the nine months ended March 31, 2017. The increase in net sales was primarily due to growth of our FreeBird®, Plainville Farms® and Empire Kosher® brands, partially offset by a decrease in private label sales. Operating income in discontinued operations for the nine months ended March 31, 2018 was $5.5 million and was essentially break-even for the nine months ended March 31, 2017. The increase in operating income was primarily due to the aforementioned increase in net sales and lower conversion costs as a result of production improvements across the business.

Income tax expense from discontinued operations was $12.7 million for the nine months ended March 31, 2018 compared to a $0.2 million of income tax benefit in the prior year period. Included within provision for income taxes for the nine months ended March 31, 2018 is a $10.7 million deferred tax liability related to Hain Pure Protein being classified as held for sale. Refer to Note 10, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income

Net income for the nine months ended March 31, 2018 and 2017 was $79.6 million and $67.1 million, respectively, or $0.76 and $0.64 per diluted share, respectively. The increase was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $194.6 million and $183.3 million for the nine months ended March 31, 2018 and 2017, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the nine months ended March 31, 2018 and 2017:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Net sales
Nine months ended 3/31/18	$815,013	$698,968	$324,190	$—	$1,838,171
Nine months ended 3/31/17	822,376	633,439	284,799	—	1,740,614
$ change	$(7,363)	$65,529	$39,391	n/a	$97,557
% change	(0.9)%	10.3%	13.8%	n/a	5.6%

Operating income (loss)
Nine months ended 3/31/18	$67,696	$37,062	$30,591	$(45,889)	$89,460
Nine months ended 3/31/17	103,045	31,200	21,894	(53,890)	102,249
$ change	$(35,349)	$5,862	$8,697	$8,001	$(12,789)
% change	(34.3)%	18.8%	39.7%	14.8%	(12.5)%

Operating income margin
Nine months ended 3/31/18	8.3%	5.3%	9.4%	n/a	4.9%
Nine months ended 3/31/17	12.5%	4.9%	7.7%	n/a	5.9%

United States

Our net sales in the United States segment for the nine months ended March 31, 2018 were $815.0 million, a decrease of $7.4 million, or 0.9%, from net sales of $822.4 million for the nine months ended March 31, 2017. The decrease in net sales was driven by declines in our Better-for-You-Snacking, Fresh Living and Better-for-You-Pantry, and Greek Gods platforms, partially offset by growth in our Pure Personal Care, Better-for-You-Baby and Tea platforms. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins as the Company continues its focus on its top 500 SKUs in the United States. Net sales in the prior year period were negatively impacted by a realignment of customer inventories at certain distributor customers. Operating income in the United States for the nine months ended March 31, 2018 was $67.7 million, a decrease of $35.3 million from operating income of $103.0 million for the nine months ended March 31, 2017. The decrease in operating income was the result of higher marketing investment to drive future period growth, increased freight, commodity and other input costs and costs associated with the closure of one of our manufacturing facilities in the United States. These increased costs were partially offset by Project Terra cost savings in the current period. Additionally, operating income was negatively impacted in both periods by charges related to the initiation of SKU rationalizations.

United Kingdom

Our net sales in the United Kingdom segment for the nine months ended March 31, 2018 were $699.0 million, an increase of $65.5 million, or 10.3%, from net sales of $633.4 million for the nine months ended March 31, 2017. On a constant currency basis, net sales increased 4.0% from the prior year period. The net sales increase was primarily due to growth from our Tilda®, Ella’s Kitchen®, Hartley’s®, Cully & Sully® and Linda McCartney’s® brands. Also contributing to the increase in net sales was the aforementioned price realization, as well as the acquisitions of The Yorkshire Provender Limited and Clarks UK Limited, both of which occurred subsequent to March 31, 2017. Operating income in the United Kingdom segment for the nine months ended March 31, 2018 was $37.1 million, an increase of $5.9 million from $31.2 million for the nine months ended March 31, 2017. The increase in operating income was primarily due to the aforementioned increase in sales, operating efficiencies achieved at Hain Daniels, Project Terra cost savings and the impact of favorable foreign currency. These increases were partially offset by higher commodity costs, marketing investments and costs associated with the planned closure of a soup manufacturing facility.

Rest of World

Our net sales in Rest of World were $324.2 million for the nine months ended March 31, 2018, an increase of $39.4 million, or 13.8%, from net sales of $284.8 million for the nine months ended March 31, 2017. On a constant currency basis, net sales increased 7.0% from the prior year. The increase in net sales was primarily due to increased sales volume in Europe related to our Joya® and Danival® brands and private label plant-based beverage business, as well as increased sales in Canada driven by growth in our Sensible Portions®, Tilda®, Yves Veggie Cuisine® and Live Clean® brands. Operating income in the segment for the nine months ended March 31, 2018 was $30.6 million, an increase of $8.7 million, from $21.9 million for the nine months ended March 31, 2017. The increase in operating income was primarily due to the aforementioned increase in sales as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe, Project Terra cost savings and the impact of favorable foreign currency.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, accounting review and remediation costs, net of insurance proceeds and acquisition related expenses, restructuring and integration charges are included in Corporate and Other and were $13.8 million and $22.7 million for the nine months ended March 31, 2018 and 2017, respectively.

Refer to Note 16, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (defined below).

Our cash and cash equivalents balance decreased $19.9 million at March 31, 2018 to $117.2 million as compared to $137.1 million at June 30, 2017. Our working capital was $488.7 million at March 31, 2018, an increase of $40.3 million from $448.4 million at the end of fiscal 2017.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of March 31, 2018, approximately 91.3% ($107.0 million) of the total cash balance from continuing operations was held outside of the United States. Discontinued operations cash balance was $6.6 million and held in the United States at March 31, 2018. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we do intend to further study changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2018, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,		Change in
(amounts in thousands)	2018	2017	Dollars	Percentage
Cash flows provided by (used in):
Operating activities from continuing operations	$67,370	$163,179	$(95,809)	(59)%
Investing activities from continuing operations	(61,308)	(24,231)	(37,077)	(153)%
Financing activities from continuing operations	(31,849)	(96,270)	64,421	67%
(Decrease)/increase in cash from continuing operations	(25,787)	42,678	(68,465)	(160)%
Decrease/(increase) in cash from discontinued operations	(3,303)	(3,112)	(191)	(6)%
Effect of exchange rate changes on cash	5,884	(4,850)	10,734	221%
Net (decrease) increase in cash and cash equivalents	$(23,206)	$34,716	$(57,922)	(167)%

Cash provided by operating activities from continuing operations was $67.4 million for the nine months ended March 31, 2018, a decrease of $95.8 million from $163.2 million of cash provided by operating activities from continuing operations for the nine months ended March 31, 2017. This decrease resulted primarily from an additional $99.7 million of cash used within working capital accounts, primarily related to inventory, accounts receivable and other current assets, partially offset by an increase of $3.9 million in net income adjusted for non-cash charges.

Cash used in investing activities from continuing operations was $61.3 million for the nine months ended March 31, 2018, an increase of $37.1 million from $24.2 million of cash used in investing activities from continuing operations for the nine months ended March 31, 2017. The increase resulted primarily from a $13.1 million payment for the acquisition of Clarks UK Limited, net of cash acquired, and an increase of $17.7 million in capital expenditures as we continue to invest capital to gain efficiencies. During the nine months ended March 31, 2017, we generated $5.4 million in connection with the sale of our own-label juice business in the United Kingdom. There were no comparable investing activities in the current period.

Cash used in financing activities from continuing operations was $31.8 million for the nine months ended March 31, 2018, a decrease of $64.4 million from the $96.3 million of net cash used in financing activities from continuing operations for the nine months ended March 31, 2017. The decrease was due to net repayments of $63.4 million on our revolving credit facility and other debt for the nine months ended March 31, 2017, compared with net repayments of $7.8 million for the nine months ended March 31, 2018. Additionally, included in the nine months ended March 31, 2018 was $6.9 million related to stock repurchases to satisfy employee payroll tax withholdings and $17.2 million to fund the operations of discontinued operations. Cash used in financing activities from continuing operations in the nine months ended March 31, 2017 included $7.9 million related to stock repurchases to satisfy employee payroll tax withholdings, $22.5 million to fund operations of discontinued operations, as well as $2.5 million in acquisition-related contingent consideration.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was $19.0 million for the nine months ended March 31, 2018, a decrease of $113.5 million from the nine months ended March 31, 2017. This decrease resulted primarily from $99.7 million of more cash used within working capital accounts and an increase of $17.7 million in capital expenditures, partially offset by an increase of $3.9 million adjusted for the impact of non-cash charges. We expect that our capital spending for fiscal 2018 will be approximately $75 million, and we may incur additional costs in connection with Project Terra. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for the extension of our existing $1,000,000 unsecured revolving credit facility through February 6, 2023 and provides for an additional $300,000 term loan. Under the Credit Agreement, the credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes. As of March 31, 2018 and June 30, 2017, there were $728.4 million and $733.7 million of borrowings outstanding, respectively, under the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2018 was 3.22%.

The Credit Agreement is guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement to comply with financial and other customary affirmative and negative covenants for facilities of this nature. As of March 31, 2018 and June 30, 2017, the Company was in compliance with all associated covenants.

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 includes a table summarizing our contractual obligations of approximately $1.3 billion as of June 30, 2017, including approximately $793.8 million for long-term debt obligations, including projected future interest. That table appears under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the report. On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for the extension of our existing $1.0 billion unsecured revolving credit facility through February 6, 2023, and provides for an additional $300.0 million term loan. Under the Credit Agreement, the credit facility may be increased by an additional uncommitted $400.0 million, provided certain conditions are met. The financial covenants, interest rates, and general terms and conditions of both the unsecured revolving credit facility and term loan under the Credit Agreement are substantially the same as our prior credit agreement.

The term loan is payable in installments on the last day of each fiscal quarter commencing June 30, 2018 in an amount equal to $3.8 million and can be prepaid in whole or in part without premium or penalty.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 3.43% at March 31, 2018).

Other Borrowings

Other borrowings primarily relate to a cash pool facility in Europe. The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12.5 million. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.10% (weighted average interest rate of approximately 1.10% at March 31, 2018).

During the three months ended December 31, 2017, Tilda Hain India Private Limited, our subsidiary residing in India, entered into an uncommitted revolving credit facility to fund its working capital needs. The maximum borrowing permitted under the arrangement is $4 million. There were no amounts outstanding at March 31, 2018.

We believe that our cash on hand of $117.2 million at March 31, 2018, as well as projected cash flows from operations and availability under our Credit Agreement, are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2018 capital expenditures of approximately $75 million and other expected cash requirements for at least the next twelve months.

Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures
We have included in this report measures of financial performance that are not defined by U.S. GAAP. We believe that these measures provide useful information to investors and include these measures in other communications to investors.
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

A reconciliation between reported and constant currency net sales growth is as follows:

(amounts in thousands)	United Kingdom	Rest of World	Hain Consolidated
Net sales - Three months ended 3/31/18	$238,321	$113,347	$632,720
Impact of foreign currency exchange	(25,516)	(9,216)	(34,732)
Net sales on a constant currency basis - Three months ended 3/31/18	$212,805	$104,131	$597,988

Net sales - Three months ended 3/31/17	$200,976	$98,319	$588,798
Net sales growth on a constant currency	5.9%	5.9%	1.6%

Net sales - Nine months ended 3/31/18	$698,968	$324,190	$1,838,171
Impact of foreign currency exchange	(40,470)	(19,555)	(60,025)
Net sales on a constant currency basis - Nine months ended 3/31/18	$658,498	$304,635	$1,778,146

Net sales - Nine months ended 3/31/2017	$633,439	$284,799	$1,740,614
Net sales growth on a constant currency basis	4.0%	7.0%	2.2%

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

A reconciliation of net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands)	2018	2017	2018	2017
Net income	$12,686	$31,328	$79,635	$67,117
Net (loss) income from discontinued operations	(12,555)	(1,496)	(7,349)	72
Net income from continuing operations	25,241	32,824	86,984	67,045

Provision (benefit) for income taxes	(1,310)	9,149	(11,516)	19,512
Interest expense, net	6,108	4,728	17,535	13,477
Depreciation and amortization	15,074	14,828	45,139	44,735
Equity in net loss (income) of equity-method investees	101	177	(104)	(45)
Stock-based compensation expense	2,936	2,284	10,258	7,519
Long-lived asset impairment	4,839	—	8,290	—
Unrealized currency gains and losses	(1,465)	1,791	(5,170)	(1,486)
EBITDA	51,524	65,781	151,416	150,757

Acquisition related expenses, restructuring, integration and other charges	4,831	2,083	13,750	3,599
Accounting review and remediation costs, net of insurance proceeds	3,313	7,124	6,406	20,089
2018 Project Terra SKU rationalization	4,913	—	4,913	—
Plant closure related costs	3,246	—	3,946	1,804
Losses on terminated chilled desserts contract	2,939	—	6,553	—
Co-packer disruption	952	—	3,692	—
Toys “R” Us bad debt	897	—	897	—
Machine break-down costs	317	—	317	—
Recall and other related costs	273	—	273	809
Litigation expense	235	—	235	—
U.K. start-up costs	—	—	1,155	—
Regulated packaging change	—	—	1,007	—
2017 Project Terra SKU rationalization	—	—	—	5,360
U.K. deferred synergies due to CMA Board decision	—	—	—	918
Adjusted EBITDA	$73,440	$74,988	$194,560	$183,336
Operating Free Cash Flow from Continuing Operations

In our internal evaluations, we use the non-U.S. GAAP financial measure “operating free cash flow from continuing operations.” The difference between operating free cash flow from continuing operations and cash flow provided by operating activities from continuing operations, which is the most comparable U.S. GAAP financial measure, is that operating free cash flow from continuing operations reflects the impact of capital expenditures. Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash provided by operating activities. We view operating free cash flow from continuing operations as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider operating free cash flow from continuing operations in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP.

A reconciliation from Cash flow provided by operating activities from continuing operations to Operating free cash flow from continuing operations is as follows:

	Nine Months Ended March 31,
(amounts in thousands)	2018	2017
Cash flow provided by operating activities from continuing operations	$67,370	$163,179
Purchase of property, plant and equipment	(48,368)	(30,650)
Operating free cash flow from continuing operations	$19,002	$132,529

Off Balance Sheet Arrangements

At March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, trade promotions and sales incentives, valuation of accounts and chargebacks receivable, accounting for acquisitions, valuation of long-lived assets, goodwill and intangible assets, stock based compensation, and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Recent Accounting Pronouncements

Refer to Note 2, Basis of Presentation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our prepared food and personal care products are stronger in the warmer months. Additionally, with our acquisition of Tilda, our net sales and earnings from continuing operations may further fluctuate based on the timing of holidays throughout the year. As such, our results of continuing operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three and nine months ended March 31, 2018 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although the Company continues to work to remediate the material weaknesses in internal control over financial reporting as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and significant progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to these material weaknesses were not effective as of March 31, 2018.

Consistent with guidance issued by the Securities Exchange Commission that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management has excluded an assessment of such controls of Clarks UK Limited (“Clarks”) acquired by the Company on December 1, 2017, from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. Clarks represented less than one percent of the Company’s total assets, net assets, revenues and net income, respectively, as of March 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, we undertook a broad range of remedial procedures prior to March 8, 2018, the filing date of this report, to address the material weaknesses in our internal control over financial reporting identified as of June 30, 2017. Our efforts to improve our internal controls are ongoing and focused on organizational enhancements, information technology general controls and IT dependent controls, revenue practices and training practices. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls.  Defendants filed a motion to dismiss on October 3, 2017. Co-Lead Plaintiffs filed an opposition on December 1, 2017, and Defendants filed the reply on January 16, 2018. On April 4, 2018, the Court requested additional briefing relating to certain aspects of Defendants’ motion to dismiss. In accordance with this request, Lead Plaintiffs submitted their supplemental brief on April 18, 2018, and Defendants submitted an opposition by May 2, 2018. Lead Plaintiffs may then file a reply brief by May 9, 2018, and Defendants may submit a sur-reply by May 16, 2018.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018. On April 6, 2018, the parties filed a proposed stipulation agreeing to stay the Consolidated Derivative Action until October 4, 2018, which the Court granted on May 3, 2018.

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

On May 23, 2017, an additional stockholder filed a complaint under seal in the Eastern District of New York against the Board of Directors and certain officers of the Company.  The complaint alleges that the Company’s directors and certain officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results.  The complaint also alleges that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste.  On August 9, 2017, the Court granted an order to unseal this case and reveal Gary Merenstein as the plaintiff (the “Merenstein Complaint”).

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Compliant, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel,

with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs.   On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision is rendered on the motion to dismiss the Amended Complaint in the consolidated Securities Class Actions, described above.

Center for Environmental Health v. Save Mart Supermarkets, et.al., Superior Court of the State of California, Alameda County

On August 19, 2015, the Center for Environmental Health (“CEH”), a private enforcer, filed a complaint under the California Safe Drinking Water and Toxic Enforcement Act (the “Enforcement Act”) (commonly referred to as “Proposition 65”), naming various defendants, including the Company.  The complaint alleges that the Company is required to provide warnings for certain of its products for alleged exposure to the substance listed under the Enforcement Act as “acrylamide.”  The other defendants named in the action are five retailers and one distributor, all of which are named for the Company’s products at issue.  Acrylamide is a chemical that can form in some foods during high-temperature cooking processes, such as frying, roasting, and baking.  The complaint seeks injunctive relief, civil penalties in the amount of $2,500 per day for each alleged violation, and CEH’s attorneys’ fees and costs.

To date, the Company has answered the complaint, denying the allegations, and engaged in discovery, including fact discovery and expert discovery, which remains ongoing.  The Court has bifurcated the trial into two phases for liability and remedies and, during the quarter ended March 31, 2018, confirmed the scheduling of the first phase of the trial on liability to move forward on October 19, 2018.  The parties anticipate that this phase of the trial will be limited to the Company establishing the “no significant risk level.”

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
January 1, 2018 - January 31, 2018	—	$—	—	250
February 1, 2018 - February 28, 2018	—	—	—	250
March 1, 2018 - March 31, 2018	5,424	30.99	—	250
Total	5,424	$30.99

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder-approved stock-based compensation plans.

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

3.1
Amended and Restated Certificate of Incorporation of the Hain Celestial Group (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-33830) filed with the SEC on April 24, 2000).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Hain Celestial Group, Inc. (incorporated by reference to Exhibit 3.2(b) of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

3.3	The Hain Celestial Group, Inc. Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017).

10.1
Third Amended and Restated Credit Agreement, dated February 6, 2018 among the Company, Hain Pure Protein Corporation, certain other wholly-owned Subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, U.S. Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited and Bank of America, N.A., Canada Branch, as Global Swing Line Lenders, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, Farm Credit East, ACA and JP Morgan Chase Bank, N.A., as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2018.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	May 8, 2018	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	May 8, 2018	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer