Form 10-K
period 2018-06-30
HAIN CELESTIAL GROUP INC
filed 2018-08-29
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended June 30, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock, as quoted on the NASDAQ Global Select Market on December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,887,102,679.

As of August 22, 2018, there were 103,952,111 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products, changes to the competitive environment, changes to consumer preferences, consolidation of customers, reliance on independent distributors, general economic and financial market conditions, risks associated with our international sales and operations, our ability to manage our supply chain effectively, changes in raw materials, freight, commodity costs and fuel, our ability to execute and realize cost savings initiatives, including, but not limited to, cost reduction initiatives under Project Terra and stock-keeping unit (“SKU”) rationalization plans, the identification and remediation of material weaknesses in our internal controls over financial reporting, our ability to manage our financial reporting and internal control system processes, potential liabilities due to legal claims, government investigations and other regulatory enforcement actions, costs incurred due to pending and future litigation, the availability of key personnel and changes in management team, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to identify and complete acquisitions or divestitures and integrate acquisitions, the availability of organic and natural ingredients, the reputation of our brands, risks relating to the protection of intellectual property, cybersecurity risks, and other risks described in Part I, Item 1A, “Risk Factors” as well as in other reports that we file in the future.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

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

Project Terra

During fiscal 2016, the Company commenced a strategic review, which it called “Project Terra,” that resulted in the Company redefining its core platforms starting with the United States segment for future growth based upon consumer trends to create and inspire A Healthier Way of Life™.  The core platforms are defined by common consumer need, route-to-market or internal advantage and are aligned with the Company’s strategic roadmap to continue its leadership position in the organic and natural, “better-for-you” products industry. Beginning in fiscal 2017, those core platforms within our United States segment are:

•
Better-for-You Baby, which includes infant foods, infant and toddler formula, toddler and kids foods and diapers that nurture and care for babies and toddlers, under the Earth’s Best® and Ella’s Kitchen® brands.

•	Better-for-You Pantry, which includes core consumer staples, such as MaraNatha®, Arrowhead Mills®, Imagine® and Spectrum® brands.

•	Better-for-You Snacking, which includes wholesome products for in-between meals, such as Terra®, Sensible Portions® and Garden of Eatin’® brands.

•	Fresh Living, which includes yogurt, plant-based proteins and other refrigerated products, such as The Greek Gods® yogurt and Dream™ plant-based beverage brands.

•	Pure Personal Care, which includes personal care products focused on providing consumers with cleaner and gentler ingredients, such as JASON®, Live Clean®, Avalon Organics® and Alba Botanica® brands.

•	Tea, which includes tea products marketed under the Celestial Seasonings® brand.

Beginning in fiscal 2017, the Company launched Cultivate Ventures (“Cultivate”), a venture unit with a twofold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories such as BluePrint® cold-pressed juices, SunSpire® chocolates and DeBoles® pasta by giving these brands a dedicated, creative focus for refresh and relaunch and; (ii) to incubate and grow small acquisitions until they reach the scale required to migrate to the Company’s core platforms. Cultivate also includes Casbah®, GG UniqueFiber™, Tilda® and Yves® Veggie Cuisine, global brands that have a growing presence in the United States.

Another key initiative from Project Terra was the identification of global cost savings, as well as removing complexities from the business. Under this plan, the Company aims to achieve $350 million in global savings by fiscal 2020, a portion of which the Company intends to reinvest into its brands. This review includes streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving stock-keeping units (“SKUs”).

During fiscal 2018, the Company initiated a SKU rationalization, which included the removal of over 400 SKUs for a total of over 1,100 SKUs to date identified as part of Project Terra.

Additionally, the Company, with the assistance of outside consultants, engaged in an evaluation of its trade investment in the United States segment. Based on this assessment, the Company determined that its trade investment could be utilized more effectively, and therefore, beginning in fiscal 2017, the Company developed plans to shift from a model of investing in trade at the non-consumer facing level to more consumer facing activities.

Discontinued Operations
In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) and EK Holdings, Inc. (“Empire”) operating segments, which are reported in the aggregate as the Hain Pure Protein reportable segment. These dispositions are being undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable and faster growing core businesses.
Collectively, these dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. See Note 5, Discontinued Operations,in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Changes in Segments

Prior to July 1, 2017, the Company’s operations were managed in eight operating segments: the United States, United Kingdom, Tilda, HPPC, Empire, Canada, Europe and Cultivate. The United States operating segment was also a reportable segment. The United Kingdom and Tilda operating segments were reported in the aggregate as “United Kingdom”, while HPPC and Empire were reported in the aggregate as “Hain Pure Protein,” and Canada, Europe, and Cultivate were combined and reported as “Rest of World.”

Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States operating segment, became a separate operating segment and was aggregated within the United Kingdom reportable segment.

As of March 2018, the Hain Pure Protein operations, including HPPC and Empire, were classified as discontinued operations as discussed above. Therefore, segment information presented excludes the results of Hain Pure Protein.

The prior period segment information contained below has been adjusted to reflect the Company’s new operating and reporting structure. See Note 1, Description of Business and Basis of Presentation, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Chief Executive Officer Succession Plan

On June 25, 2018, Hain announced a Chief Executive Officer (“CEO”) succession plan, whereby the current CEO, Irwin D. Simon, will terminate employment with the Company upon the hiring of a new CEO. Following the hiring of a new CEO, Mr. Simon will become Non-Executive Chairman of the Board of Directors for a transition period. Under the terms of the Succession Agreement between the Company and Mr. Simon, Mr. Simon’s employment with the Company will terminate on the date immediately prior to the first date of employment of a new CEO of the Company to be appointed by the Company’s Board of Directors (the “Succession Date”). Prior to the Succession Date, Mr. Simon will continue his position as President and CEO and will assist the Board of Directors in the identification and hiring of a successor to his position during this period.

Acquisitions and Investments

We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of organic, natural and “better-for-you” product companies or product lines to be a part of our business strategy. During fiscal 2018, we acquired Clarks UK Limited, (“Clarks”), a leading maple syrup and natural sweetener brand in the United Kingdom, for $12.4 million. See Note 6, Acquisitions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

Headcount

As of June 30, 2018, we employed a total of 7,685 full-time employees, including 1,832 full-time employees in our Hain Pure Protein business, which is classified as discontinued operations at June 30, 2018.

Products

During fiscal 2018, we primarily sold our organic, natural, and “better-for-you” products in the following categories: grocery; snacks; personal care; and tea. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or SKUs when sales of those items do not warrant further production. Our product categories consist of the following:

Grocery

Grocery products include infant formula, infant, toddler and kids foods, diapers and wipes, rice and grain-based products, plant-based beverages and frozen desserts (such as soy, rice, oat, almond and coconut), flour and baking mixes, breads, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, cereal bars, canned, chilled fresh, aseptic and instant soups, yogurts, chilis, chocolate, nut butters, juices including cold-pressed juice, hot-eating, desserts, cookies, frozen fruit and vegetables, pre-cut fresh fruit, refrigerated and frozen plant-based meat-alternative products, tofu, seitan and tempeh products, jams, fruit spreads, jelly, honey, natural sweeteners and marmalade products, as well as other food products. Grocery products accounted for approximately 75% of our consolidated net sales in 2018, 74% in 2017 and 75% in 2016.

Snacks

Our snack products include a variety of potato, root vegetable and other exotic vegetable chips, straws, tortilla chips, whole grain chips, pita chips and puffs. Snack products accounted for approximately 12% of our consolidated net sales in 2018 and 13% in each of 2017 and 2016.

Personal Care

Our personal care products cover a variety of personal care categories including skin, hair and oral care, deodorants, baby care items, body washes, sunscreens and lotions. Personal care products accounted for approximately 8% of our consolidated net sales in each of 2018 and 2017 and 7% in 2016.

Tea

Under the Celestial Seasonings® brand, we currently offer more than 100 varieties of herbal, green, black, wellness, rooibos and chai tea. Tea products accounted for approximately 5% of our consolidated net sales in each of 2018, 2017 and 2016.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our prepared food and personal care products are stronger in the warmer months. Additionally, due to the nature of our Tilda business, our net sales and earnings may further fluctuate based on the timing of certain holidays throughout the year. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Working Capital

For information relating to our cash flows from operations and working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Capital Expenditures

During fiscal 2018, our aggregate capital expenditures from continuing operations were $70.9 million. We expect to spend approximately $80 million to $100 million for capital projects in fiscal 2019 and we may incur additional costs in connection with Project Terra.

Segments

We principally manage our business by geography in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Canada, Europe and Cultivate.  In addition, we have three reportable segments: United States, United Kingdom and Rest of World. Canada, Europe and Cultivate do not currently meet the quantitative thresholds for segment reporting and are therefore combined and reported as Rest of World.

In fiscal 2018, the Hain Pure Protein operations, including HPPC and Empire, were classified as discontinued operations as discussed in Note 5, Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Therefore, segment information presented excludes the results of Hain Pure Protein.

Each segment includes the results of operations attributable to its geographic location except for Cultivate, which conducts business in the United States, Canada and Europe and is included in Rest of World.

We use segment net sales and operating income to evaluate segment performance and to allocate resources.  We believe this measure is most relevant in order to analyze segment results and trends.  Segment operating income excludes certain general corporate expenses (which are a component of selling, general and administrative expenses), impairment and acquisition related expenses, restructuring, integration and other charges.

The following table presents the Company’s net sales by reportable segment for the fiscal years ended June 30, 2018, 2017, and 2016 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,
	2018		2017		2016
United States	$1,084,871	44%	$1,107,806	47%	$1,164,817	49%
United Kingdom	938,029	38%	851,757	36%	859,183	36%
Rest of World	434,869	18%	383,942	16%	368,864	15%
Total	$2,457,769	100%	$2,343,505	100%	$2,392,864	100%

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

The brands sold by the United States segment by platform are:

Better-for-You Baby

Our Better-for-You Baby products include infant and toddler formula, infant cereals, jarred baby food, baby food pouches, snacks, frozen toddler and kids’ foods and diapers under the Earth’s Best®, Earth’s Best Sesame Street (under license) and Ella’s Kitchen® brands.

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

Better-for-You Snacking

Our Better-for-You snack food products include Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chips, Sensible Portions® snack products including Garden Veggie Straws®, and Garden Veggie Chips and Apple Straws® and Bearitos®, puffs and other snacks.

Fresh Living

Our Fresh Living products include The Greek Gods® Greek-style yogurt and kefir, Almond Dream®, Coconut Dream®, Rice Dream®, Oat Dream®, Soy Dream® and other DreamTM brand plant-based beverages, yogurt, and frozen desserts.

Pure Personal Care

Our Pure Personal Care products include skin, hair and oral care, deodorants, sun care and baby care items under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Tea

Our tea products are marketed under the Celestial Seasonings® brand and include more than 100 varieties of herbal, green, black, wellness and rooibos, with well-known names and products such as Sleepytime®, Lemon Zinger®, Red Zinger®, Cinnamon Apple Spice, Bengal Spice® and Country Peach Passion®.

United Kingdom Segment:

In the United Kingdom, our products include frozen and chilled products, including but not limited to soups, fruits and juices, plant-based and meat-free products, and premium rice and grain-based products as well as ambient products such as jams, fruit spreads, jellies, honey, marmalades, nut butters, sweeteners, syrups and dessert sauces.

The brands sold by our United Kingdom segment include Ella’s Kitchen® infant and toddler foods, New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups, Farmhouse Fare™ and Mary Berry™ hot-eating desserts, Johnson’s Juice Co.® juices, Linda McCartney’s® chilled and frozen plant-based meals, Cully & Sully® chilled soups and ready meals, Hartley’s® jams, fruit spreads and jellies, William’s™ conserves, Sun-Pat® nut butters, Gale’s® honey, Clarks™ natural sweeteners, Robertson’s® and Frank Cooper’s® marmalades and Tilda® rice and grain-based products. We also provide a comprehensive range of private label products to many retailers, convenience stores and foodservice providers in the following categories: fresh soup, pre-cut fresh fruit, juice, smoothies, chilled desserts, meat-free meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom and Ireland, but are also sold in other parts of the world as well. Our customer base consists principally of retailers, convenience stores, foodservice providers, business to business, natural food and ethnic specialty distributors, club stores and wholesalers.

Rest of World (Canada):

Our products are sold throughout Canada. Our customer base consists principally of grocery supermarkets, mass merchandisers, club stores, natural food distributors, personal care distributors, drug store chains and foodservice distributors. Our products are sold through our own retail direct sales force. We also utilize third-party brokers who receive commissions and sell to foodservice and retail customers. We utilize a third party merchandising team for retail execution. As in the United States, a portion of the products marketed by us are sold through independent distributors.

The brands sold in our Canada segment include Yves Veggie Cuisine® refrigerated and frozen meat-alternative products, vegetables and lentils, Europe’s Best® frozen fruits and vegetables, Earth’s Best® infant formula and food, Casbah® packaged grains, MaraNatha® nut butters, Spectrum Essentials® cooking and culinary oils, Imagine® aseptic soups, The Greek Gods® Greek-style yogurt, Robertson’s® marmalades, and Tilda® rice. Our plant-based beverages include Rice Dream®, Soy Dream®, Oat Dream®, Coconut Dream®, Almond Dream®, and Rice Dream® in refrigerated format, Rice Dream® and Almond Dream® plant-based frozen desserts, Celestial Seasonings® teas, Terra® chips, Garden of Eatin’® tortilla chips and Sensible Portions® snack products. Our personal care products include skin, hair and oral care, deodorants and baby care items under the Avalon Organics®, Alba Botanica®, JASON® and Live Clean® brands.

Rest of World (Europe):

Our products sold by the Europe operating segment include Danival®, Dream®, Joya®, Lima® and Natumi®. The Danival® brand includes organic cooked vegetables, prepared meals, sauces, fruit spreads and desserts. The Lima® brand includes a wide range of organic products such as soy sauce, plant-based beverages and grain cakes, as well as grains, pasta, cereals, miso, snacks, sweeteners, spreads, soups and condiments. Our Natumi® and Dream® brands include plant-based beverages, including rice, soy, oat and spelt. Our Joya® brand includes soy, oat, rice and nut-based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products. We also sell our Hartley’s® jams, fruit spreads and jellies, Terra® varieties of root vegetable and potato chips, and Celestial Seasonings® teas, Linda McCartney’s® chilled and frozen plant-based meals and Tilda® dry rice and ready-to-heat products in Europe as well.

Our products are sold in grocery stores and organic food stores throughout Europe. Our products are sold using our own direct sales force and local distributors.

Rest of World (Cultivate):

Our products sold by the Cultivate operating segment include Better Bean® prepared beans and bean-based dips sold in refrigerated tubs, BluePrint® cold-pressed juice drinks, DeBoles® pasta, Health Valley® cereal bars and soups, GG UniqueFiber™ crackers, SunSpire® chocolates, Hollywood® oils, Tilda® rice and grain-based products, Casbah® grain-based products, WestSoy® brand tofu, seitan and tempeh products and Yves Veggie Cuisine® plant-based products.

Cultivate products are sold throughout the United States. Our customer base consists principally of grocery supermarkets, mass merchandisers, Direct Store Delivery (“DSD”) distributors and natural food distributors.  We utilize a dedicated sales team and third-party brokers who receive commissions and sell to grocery supermarkets and natural food stores.  A portion of our BluePrint® products and GG UniqueFiber™ crackers are sold through our own DSD sales force as well as through our Direct to Consumer business.

Customers

Two of our customers each accounted for more than 10% of our consolidated net sales in each of the last three fiscal years, respectively. United Natural Foods, Inc., a distributor of products to natural foods supermarkets, independent natural retailers and other supermarkets and retailers, accounted for approximately 11%, 11% and 12% of our consolidated net sales for the fiscal years ended June 30, 2018, 2017, and 2016, respectively, which were primarily related to the United States segment. Likewise, Wal-Mart Stores, Inc. and its affiliates, Sam’s Club and ASDA, together accounted for approximately 11%, 12%, and 12% of our consolidated net sales for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, which were primarily related to the United States and United Kingdom segments. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

Foreign Operations

We sell our products to customers in more than 80 countries. International sales represented approximately 53%, 50% and 48% of our consolidated net sales in fiscal 2018, 2017 and 2016, respectively.

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

New Product Initiatives Through Research and Development

Innovation, including new product development, is a key component of our growth strategy. We continuously seek to understand our consumers and develop products that address their desire for organic, natural and better-for-you alternatives to conventional packaged foods and personal care products. We have a demonstrated track record of extending our product offerings into other product categories. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients, packaging and technology. We incurred approximately $9.7 million in company-sponsored research and development activities, consisting primarily of personnel-related costs, in 2018, $10.1 million in 2017 and $11.4 million in 2016. In addition to our company-sponsored research and development activities, in order to quickly and economically introduce our new products to market, we may partner with contract manufacturers that make our products according to our formulas or other specifications. The Company also partners with certain customers from time-to-time on exclusive customer initiatives. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Production

Manufacturing

During 2018, 2017 and 2016, approximately 58%, 59% and 59%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our United States segment operates the following manufacturing facilities:

•
Boulder, Colorado (three facilities), which produce Celestial Seasonings® teas, WestSoy® fresh tofu, seitan and tempeh products, and Rudi’s Organic Bakery® organic breads, buns, bagels, tortillas, wraps and soft pretzels and Rudi’s Gluten-Free Bakery® gluten-free products including breads, buns and tortillas;

•	Moonachie, New Jersey, which produces Terra® root vegetable and potato chips;

•	Mountville, Pennsylvania, which produces Sensible Portions® snack products;

•	Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients;

•	Ashland, Oregon, which produces MaraNatha® nut butters; and

•	Culver City, California, which produces Alba Botanica®, Avalon Organics®, JASON® and Earth’s Best® personal care products.

Our United Kingdom segment operates the following manufacturing facilities:

•	Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s® and Gale’s®;

•	Newport, Wales, which produces our Clarks™ sweeteners, syrups and dessert sauces;

•	Rainham, England (two facilities), which produce our classic and ready-to-heat Tilda® rice and grain-based products;

•	Grimsby, England, which produces our New Covent Garden Soup Co.® chilled soups;

•	Peterborough, England, which also produces New Covent Garden Soup Co.® chilled soups;

•	Clitheroe, England, which produces our Farmhouse Fare® hot-eating desserts;

•	Leeds, England, which prepares our fresh fruit products;

•	Fakenham, England (two facilities), which produces Linda McCartney’s® meat-free frozen foods and jellies;

•	Corby, England (two facilities), which produces drinks and desserts and prepares fresh cut fruit;

•	Gateshead, England, which prepares fresh cut fruit; and

•	North Yorkshire, England, which produces Yorkshire Provender® chilled soups; and

•	Larvik, Norway, which produces our GG UniqueFiberTM products.

Rest of World operates the following manufacturing facilities:

•	Trenton, Ontario, which produces Yves Veggie Cuisine® plant-based products;

•	Vancouver, British Columbia, which produces Yves Veggie Cuisine® plant-based products;

•	Mississauga, Ontario, which produces our Live Clean® and other personal care products;

•	Troisdorf, Germany, which produces Natumi®, Rice Dream®, Lima®, Joya® and other plant-based beverages;

•	Andiran, France, which produces our Danival® organic food products;

•	Oberwart, Austria, which produces our Dream®, Lima®, and Joya® plant-based foods and beverages; and

•	Schwerin, Germany, which also produces our Dream®, Lima®, and Joya® plant-based foods and beverages.

See “Item 2: Properties” of this Form 10-K for more information on the manufacturing facilities that we operate.

Co-Packers

In addition to the products manufactured in our own facilities, independent third-party manufacturers, who are referred to in our industry as “co-packers,” manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities, capitalization and their specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings.  During 2018, 2017 and 2016, approximately 42%, 41% and 41%, respectively, of our revenue was derived from products manufactured by co-packers. We require that our co-packers comply with all applicable regulations and our quality and food safety program requirements, and compliance is verified through auditing and other activities. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our finished good specifications to ensure we meet customer expectations.

Suppliers of Ingredients and Packaging

Agricultural commodities and ingredients, including almonds, corn, dairy, fruit and vegetables, oils, rice, soybeans and wheat, are the principal inputs used in our products. Our certified organic and natural raw materials as well as our packaging materials are obtained from various suppliers around the world. The Company works with its suppliers to ensure the quality and safety of their ingredients and that such ingredients meet our specifications and comply with applicable regulations. These assurances are supported by our purchasing contracts, supplier expectations manual and technical assessments, including questionnaires, scientific data, certifications, affidavits, certificates of analysis and analytical testing, where required. Our purchasers and quality team visit major suppliers around the world to procure competitively priced, quality ingredients that meet our specifications.

We maintain long-term relationships with many of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

Competition

We operate in a highly competitive environment. Our products compete with both large mainstream conventional packaged goods companies and natural and organic packaged foods companies. Many of these competitors enjoy significantly greater resources. Large mainstream conventional packaged goods competitors include Campbell Soup Company, Mondelez International, Inc., General Mills, Inc., Groupe Danone, The J.M. Smucker Company, Kellogg Company, The Kraft Heinz Company, Nestle S.A., PepsiCo, Inc., The Hershey Company, Conagra Brands, Inc., Pinnacle Foods, Inc. and Unilever PLC, and conventional personal care products companies with whom we compete include, but are not limited to, The Proctor & Gamble Company, Johnson & Johnson and Colgate-Palmolive Company. Certain of these large mainstream conventional packaged foods and personal care companies compete with us by selling both conventional products and natural and/or organic products. Natural and organic packaged foods competitors include Chobani LLC, Nature’s Bounty Inc., Clif Bar & Company and Amy’s Kitchen. In addition to these competitors, in each of our categories we compete with many regional and small, local niche brands. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims. We believe that we currently compete effectively with respect to each of these factors.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States, Canada, the United Kingdom and European Union and a number of other foreign countries, and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Alba Botanica®, Almond Dream®, Arrowhead Mills®, Avalon Organics®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Coconut Dream®, Cully & Sully®, Clarks™, Danival®, DeBoles®, Earth’s Best®, Earth’s Best TenderCare®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, JASON®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Live Clean®, MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Nile Spice®, Orchard House®, Plainville Farms®, Queen Helene®, Rice Dream®, Robertson’s®, Rudi’s Organic Bakery®, Sensible Portions®, Soy Dream®, Spectrum®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres Organic®, Westbrae®, WestSoy®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. We also have trademarks for many of our best-selling Celestial Seasonings teas, including Country Peach Passion®, Lemon Zinger®, Mandarin Orange Spice®, Raspberry Zinger®, Red Zinger®, Sleepytime®, Tension Tamer® and Wild Berry Zinger®.

We also market products under brands licensed under trademark license agreements, including Linda McCartney’s™, Mary Berry®, Rose’s®, the Sesame Street name and logo and other Sesame Workshop intellectual property on certain of our Earth’s Best® products, and the Paddington Bear image on certain of our Robertson’s® products.

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
In the United States, each of our own manufacturing facilities has a Food Safety Plan (“FSP”), which focuses on preventing food safety risks and is compliant with the requirements set forth under the Food Safety and Modernization Act (“FSMA”). In addition, each facility has at least one Preventive Controls Qualified Individual (“PCQI”) who has successfully completed training in the development and application of risk-based preventive controls at least equivalent to that received under a standardized curriculum recognized by the FDA.
All of our Hain-owned manufacturing sites and a significant number of our co-packers are certified against a standard recognized by the Global Food Safety Initiative (“GFSI”) including Safe Quality Foods (“SQF”) and British Retail Consortium (“BRC”). These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.
In addition to third-party inspections of our co-packers, we have instituted audits to address topics such as allergen control; ingredient, packaging and product specifications; and sanitation. Under FSMA, each of our contract manufacturers is required to have a FSP, a Hazard Analysis Critical Control Plant (“HACCP”) plan or a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards.
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

Many of our products are certified kosher under the supervision of accredited agencies including The Union of Orthodox Jewish Congregations, The K’hal Adath Jeshurun, “KOF-K” Kosher Supervision and Star K Kosher Certification.

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

Currently all of our Hain-owned facilities are GFSI compliant and audited by external certification bodies.  90% of our FDA regulated food facilities have achieved an SQF-Level III status.

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

Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, Mondelez International, Inc., General Mills, Inc., Groupe Danone, The J.M. Smucker Company, Kellogg Company, The Kraft Heinz Company, Nestle S.A., PepsiCo, Inc., The Hershey Company, Conagra Brands, Inc., Pinnacle Foods, Inc., and Unilever PLC, and conventional personal care products companies, including but not limited to The Procter & Gamble Company, Johnson & Johnson and Colgate-Palmolive Company, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with other organic and natural packaged food brands and companies, which may be more innovative and able to bring new products to market faster and may be better able to quickly exploit and serve niche markets. As a result of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. Consequently, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

Our growth and continued success depend upon consumer preferences for our products, which could change.

Our business is primarily focused on sales of organic, natural and “better-for-you” products which, if consumer demand for such categories were to decrease, could harm our business. While we continue to diversify our product offerings, developing new products entails risks, and demand for our products may not continue at current levels or increase in the future. The success of our innovation and product improvement effort is affected by our ability to anticipate changes in consumers’ preferences, the level of funding that can be made available, the technical capability of our research and development staff in developing, formulating and testing product prototypes, including complying with governmental regulations, and the success of our management in introducing the resulting improvements in a timely manner. In addition, we may see a substantial shift in consumption towards the e-commerce channel. Typically, products sold via the e-commerce channel have lower margins than those sold in traditional brick and mortar retailers and present unique challenges in order fulfillment. If we are unsuccessful in implementing product improvements or introducing new products that satisfy the demands of consumers, our business could be harmed.

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

Our growth and continued success depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers, the financial condition of our customers and our ability to provide products that appeal to customers at the right price. Customers, such as supermarkets and food distributors in North America and the European Union, continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases or demand increased promotional programs, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business.

Two of our customers each accounted for more than 10% of our consolidated net sales in each of the last three fiscal years, respectively. United Natural Foods, Inc., a distributor of products to natural foods supermarkets, independent natural retailers and other supermarkets and retailers, accounted for approximately 11%, 11% and 12% of our consolidated net sales for the fiscal years ended June 30, 2018, 2017, and 2016, respectively, which were primarily related to the United States segment. Likewise, Wal-Mart Stores, Inc. and its affiliates, Sam’s Club and ASDA, together accounted for approximately 11%, 12%, and 12% of our consolidated net sales for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, which were primarily related to the United States and United Kingdom segments.

The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

We rely on independent distributors for a substantial portion of our sales.

In our United States segment, we rely upon sales made by or through a group of non-affiliated distributors to customers. Distributors purchase directly for their own account for resale. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to successfully expand the distribution of our products.

Disruptions in the worldwide economy and the financial markets may adversely impact our business and results of operations.

Adverse and uncertain economic and market conditions, particularly in the locations in which we operate, may impact customer and consumer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers and creditors. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, which may adversely affect our results of operations. Consumers may also reduce the number of organic and natural products that they purchase where there are conventional alternatives, given that organic and natural products generally have higher retail prices than do their conventional counterparts. In addition, consumers may choose to purchase private label products rather than branded products, which generally have lower retail prices than do their branded counterparts. Distributors and retailers may also become more conservative in response to these conditions and seek to reduce their inventories.

Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and, therefore, could adversely impact our sales and profitability.

We are subject to risks associated with our international sales and operations, including foreign currency, compliance and trade risks.

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

We hold assets, incur liabilities, earn revenue and pay expenses in a variety of currencies other than the United States Dollar, primarily the British Pound, the Euro, the Canadian Dollar and the Indian Rupee. Our consolidated financial statements are presented in United States Dollars, and therefore we must translate our assets, liabilities, revenue and expenses into United States Dollars for external reporting purposes. As a result, changes in the value of the United States Dollar during a period may unpredictably and adversely impact our consolidated operating results, our asset and liability balances and our cash flows in our consolidated financial statements, even if their value has not changed in their original currency.

During fiscal 2018, 53% of our consolidated net sales were generated outside the United States, while such sales outside the United States were 50% of net sales in 2017 and 48% in 2016. Sales from outside our U.S. markets may continue to represent a significant portion of our total net sales in the future, especially as we look to expand our operations into new countries. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

•	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations, including compliance with antitrust and competition laws, anti-modern slavery laws, anti-bribery and anti-corruption laws, data privacy laws, including the European Union General Data Protection Regulation (“GDPR”), and a variety of other local, national and multi-national regulations and laws in multiple regimes;

•
tariffs, quotas, trade barriers or sanctions, other trade protection measures and import or export licensing requirements imposed by governments that might negatively affect our sales, including, but not limited to, Canadian and European Union tariffs imposed on certain U.S. food and beverages;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	earthquakes, tsunamis, floods or other major disasters that may limit the supply of products that we purchase abroad;

•
varying regulatory, tax, judicial and administrative practices in the jurisdictions where we operate, including changes in tax laws, interpretation of tax laws, tax audit outcomes and potentially burdensome taxation;

•	changes in capital controls, including price and currency exchange controls;

•	discriminatory or conflicting fiscal policies;

•	varying abilities to enforce intellectual property and contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	design and implementation of effective control environment processes across our diverse operations and employee base;

•	foreign currency exchange and transfer restrictions;

•	increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	differing labor standards.

In addition, the results of the referendum relating to the membership of the United Kingdom in the European Union (“Brexit”), advising for the exit of the United Kingdom from the European Union, has caused and may continue to cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions and may cause us to lose customers, suppliers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

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

We continuously seek to put in place initiatives that are designed to control or reduce costs or that increase operating efficiencies in order to improve our profitability and offset many of the input cost increases that are outside of our control. For example, as discussed above, during fiscal 2016, the Company commenced a strategic review called “Project Terra,” of which a key initiative is the identification of global cost savings, as well as removing complexities from the business. Under this plan, the Company aims to achieve $350 million in global savings by fiscal 2020, a portion of which the Company intends to reinvest into its brands. This review includes streamlining of the Company’s manufacturing plants, co-packers, and supply chain. Our success depends on our ability to execute and realize cost savings and efficiencies from our operations. If we are unable to identify and fully implement our productivity plans and achieve our anticipated efficiencies, including with respect to Project Terra, our profitability may be adversely impacted.

Our profit margins also depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carry out SKU rationalization programs from time-to-time, which may result in the discontinuation of numerous lower-margin or low-turnover SKUs. For example, as part of the Project Terra review, the Company has carried out product rationalization initiatives aimed at eliminating slow moving SKUs or brands entirely. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, which may impede our effort to manage our inventory efficiently and thereby increase our costs.

We have a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, our business may be harmed.

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

In connection with our most recent year-end assessment of internal control over financial reporting, we identified a material weakness in our internal control over financial reporting as of June 30, 2018, which represents a component of the material weakness previously identified by the Company in its Annual Report on Form 10-K for the fiscal year ended June 30, 2017. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see Part II, Item 9A, “Controls and Procedures.”

As further described in Item 9A “Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting and Remediation of the Material Weakness in Internal Control Over Financial Reporting,” we have undertaken steps to improve our internal control over financial reporting. We expect that we will continue to improve certain existing operational and financial systems, procedures and controls, and implement new ones, to manage our future business effectively. Any implementation delays, or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to forecast sales, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Ineffective internal controls could impact the Company’s business and financial results.

Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our financial reporting obligations and our business, financial results and reputation could be harmed.

Legal claims, government investigations or other regulatory enforcement actions could subject us to civil and criminal penalties.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of legal claims, government investigations and other regulatory enforcement actions. We are subject to extensive regulations in the United States, United Kingdom, Canada, Europe, Asia, including India, and any other countries where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. Enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

In addition, with our expanding international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, we cannot provide any assurance that our employees, contractors or agents will not violate our policies and procedures.

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

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters, data protection or other aspects of our business as well as any securities class action and stockholder derivative litigation. For example, as discussed under Item 3, “Legal Proceedings”, we are currently subject to class actions and derivative complaints arising out of or related to the Company’s internal accounting review. Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

We may be subject to significant liability that is not covered by insurance, and our potential indemnification obligations and limitations of our director and officer liability insurance could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.

While we believe that the extent of our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions as well as caps on amounts recoverable, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. Separate from potential indemnification obligations, if we were to incur substantial liabilities or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Such inventory and business interruption losses may not be covered by our insurance policies. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.

In addition, both current and former officers and members of our Board of Directors, as individual defendants, are the subject of lawsuits related to the Company. Under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify both current and former officers and directors in relation to these matters, and our insurance coverage may not be adequate to cover all of the costs associated with these claims. If the Company incurs significant uninsured indemnity obligations, our indemnity obligations could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flow to suffer.

Our success may depend on the continued service and availability of key personnel.

On June 25, 2018, the Company announced a Chief Executive Officer succession plan, whereby, upon the hiring of a new Chief Executive Officer, Mr. Irwin Simon, the Company’s Founder, Chairman of the Board, President and Chief Executive Officer, will become Non-Executive Chairman of the Board for a transition period to work closely with the incoming Chief Executive Officer. Since its founding, the Company has benefitted from Mr. Simon’s more than 25 years of expertise and knowledge in the organic and natural foods industry, as well as his relationships with customers and suppliers. We expect that the recently implemented succession plan will allow leadership to gain valuable, competitive industry insight through working closely with Mr. Simon and provide the Company an opportunity for continued success and leadership in the manufacturing and retail of natural and organic products.

The Board of Directors has engaged a leading global executive search firm to assist the Corporate Governance and Nominating Committee in identifying a successor for the role of President and Chief Executive Officer; however, if a strong candidate cannot be identified, the implementation of our strategic objectives and execution of our business transformation could be at risk. Our future success will depend on, among other factors, our ability to successfully execute our succession plan and continue to attract and retain qualified employees. Additionally, if we lose one or more members of our senior management team, our business, financial position, results of operations or cash flows could be harmed.

We may be subject to significant liability should the consumption of any of our products cause illness or physical harm.

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. In addition, customers may cancel orders for such products as a result of such events. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm, could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. Although we maintain product liability and product recall insurance in an amount that we believe to be adequate, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

An impairment in the carrying value of goodwill or other acquired intangible assets could materially and adversely affect our consolidated results of operations and net worth.

As of June 30, 2018, we had goodwill of $1.02 billion and trademarks and other intangibles assets of $510.4 million, which represented 52% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of trademarks and other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer. We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. The incurrence of impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge.

Our acquisition strategy exposes us to risk, including our ability to integrate the brands that we acquire.

We may continue to grow our business in part through the acquisition of brands, both in the United States and internationally. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing product mix and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our business internationally. We may not be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us or integrate acquisitions that we complete.

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

The success of our acquisitions will be dependent upon our ability to effectively integrate those brands, including our ability to realize potentially available marketing opportunities and cost savings, some of which may involve operational changes. Despite our due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the diligence process and for which we, as a successor owner, may be responsible. We cannot be certain:

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

We may, from time to time, divest businesses that become less of a strategic fit within our core portfolio. Our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses. Additionally, we may be required to record, and have in the past recorded, asset impairment or restructuring charges related to divested businesses. Similarly, we may be obliged to indemnify buyers for liabilities, which may reduce our profitability and cash flows. We may also not be able to negotiate such divestitures on terms acceptable to us. Such potential divestitures will require management resources and may divert management’s attention from our day-to-day operations. If we are not successful in divesting such businesses, our business could be harmed.

Our future results of operations may be adversely affected by the availability of organic ingredients.

Our ability to ensure a continuing supply of organic ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic crops, climate conditions, increased demand for organic ingredients by our competitors, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

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

We also compete with other manufacturers in the procurement of organic product ingredients, which may be less plentiful in the open market than conventional product ingredients. This competition may increase in the future if consumer demand for organic products increases. This could cause our expenses to increase or could limit the amount of products that we can manufacture and sell.

Interruption in, disruption of or loss of operations at one or more of our manufacturing facilities could harm our business.

For the fiscal years ended June 30, 2018, 2017 and 2016, approximately 58%, 59% and 59%, respectively, of our net sales was derived from products manufactured at our own manufacturing facilities. An interruption in, disruption of or the loss of operations at one or more of these facilities, which may be caused by work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as the interruption of operations is resolved or an alternate source of production is secured. In addition, if one or more of our manufacturing facilities are running at full capacity and we are unable to keep up with customer demand, we may not be able to fulfill orders on time or at all which could adversely impact our business.

Loss of one or more of our independent co-packers could adversely affect our business.

During fiscal 2018, 2017 and 2016, approximately 42%, 41% and 41%, respectively, of our net sales were derived from products manufactured at independent co-packers. In some cases, an individual co-packer may produce all of our requirements for a particular brand. We believe there are a limited number of competent, high-quality co-packers in the industry, and many of our co-packers produce products for other companies as well. Therefore, if we lose or need to change one or more co-packers, experience disruptions or delays at a co-packer or fail to retain co-packers for newly acquired products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

Disruption of our transportation systems could harm our business.

The success of our business depends, in large part, upon dependable and cost effective transportation systems and a strong distribution network. A disruption in transportation services could result in an inability to supply materials to our or our co-packers’ facilities or finished products to our distribution centers or customers. We utilize distribution centers that are managed by third parties. Activity at these distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters or bankruptcy or other financial issues affecting the third party providers. Any extended disruption in the distribution of our products or an increase in the cost of these services could have a material adverse effect on our business.

We may face difficulties as we expand our operations into countries in which we have no prior operating experience.

We intend to continue to expand our global footprint in order to enter into new markets. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. Continued international expansion of our business may involve the sale of products across international borders through the channel of e-commerce. The operation of an international business in e-commerce may present challenges relating to compliance with regulatory standards of countries where orders are originated, as well as changing standards and practices relating to intellectual property and the collection of consumer data. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. As we expand our business into new countries, we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to become profitable in such countries, which may have a material adverse effect on our business.

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

In addition, we market products under brands licensed under trademark license agreements, including Linda McCartney’s™, the Sesame Street name and logo and other Sesame Workshop intellectual property on certain of our Earth’s Best® products. We believe that these trademarks have significant value and are instrumental in our ability to market and sustain demand for those product offerings. We cannot assure you that these trademark license agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademark license agreements may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks and suspend sales of products using such trademarks.

We are subject to environmental laws and regulations relating to hazardous materials, substances and waste used in or resulting from our operations. Liabilities or claims with respect to environmental matters could have a significant negative impact on our business.

As with other companies engaged in similar businesses, the nature of our operations expose us to the risk of liabilities and claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Furthermore, our operations are governed by laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous chemicals in the workplace. Any material costs incurred in connection with such liabilities or claims could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Any environmental or health and safety legislation or regulations enacted in the future, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted, may lead to an increase in compliance costs or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

We use computers in substantially all aspects of our business operations.  We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, customers and consumers.  Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information.  Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers' information, private information about employees, and financial and strategic information about the Company and its business partners.  Further, as we grow through acquisitions and pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and increased exposure to cybersecurity risk.  If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.  Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective.  The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, litigation, violation of privacy laws, loss of customers, potential liability and competitive disadvantage any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Compliance with data privacy laws may be costly, and non-compliance with such laws may result in significant liability.

Many jurisdictions in which the Company operates have laws and regulations relating to data privacy and protection of personal information, including the European Union GDPR, which became effective May 25, 2018. GDPR requires companies to satisfy new requirements regarding the handling of personal data. Failure to comply with GDPR requirements could result in litigation, adverse publicity and penalties of up to 4% of worldwide revenue. The law in this area continues to develop, and the changing nature of privacy laws in the European Union and elsewhere could impact the Company’s processing of personal information related to the Company’s employees, consumers, customers and vendors. The enactment of more restrictive laws, rules or regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant liability.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
United States:
Headquarters office	Lake Success, NY	86,000	2029
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing and distribution (Flours and grains)	Hereford, TX	136,000	Owned
Manufacturing (formerly Frozen foods, pouches and cold-pressed juice drinks, held for sale)	West Chester, PA	105,000	Owned
Manufacturing (Snack products)	Moonachie, NJ	75,000	Owned
Manufacturing and distribution center (Snack products)	Mountville, PA	100,000	2024
Manufacturing and distribution (formerly Pasta, held for sale)	Shreveport, LA	37,000	Owned
Manufacturing (Personal care)	Culver City, CA	24,000	2018
Manufacturing (Meat-alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks, and personal care products)	Ontario, CA	375,000	2018
Distribution (Tea)	Boulder, CO	100,000	2020
Distribution center (Meat-alternatives)	Boulder, CO	45,000	Month to month
Manufacturing and distribution (Breads, buns, and related products)	Boulder, CO	69,000	2020
Manufacturing and distribution (Personal Care)	Bell, CA	125,000	2028
Storage facility (Raw and packaging products)	Ashland, OR	13,000	2020

United Kingdom:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing and offices (Classic rice products)	Rainham, England	80,000	Owned
Manufacturing and offices (Ready-to-heat rice products)	Rainham, England	69,000	Owned
Manufacturing (Hot-eating desserts)	Clitheroe, England	38,000	2026
Distribution (Classic rice products)	Karnal, India	55,000	2020
Manufacturing (Fresh fruit and salads)	Leeds, England	34,000	2022
Manufacturing (Chilled soups)	Grimsby, England	61,000	2029
Manufacturing (Chilled soups)	Peterborough, England	45,000	2020
Manufacturing (Chilled soups)	North Yorkshire, England	14,000	Owned
Manufacturing (Desserts and plant-based frozen products)	Fakenham, England	101,000	Owned
Manufacturing (Fresh prepared fruit products)	Corby, England	45,000	2024
Distribution and offices (Packaging and ingredients)	Corby, England	22,500	2019
Manufacturing, distribution and offices (Fresh prepared fruit products and drinks)	Corby, England	89,500	Owned
Manufacturing and offices (Fresh prepared fruit)	Gateshead, England	46,000	2020
Manufacturing and distribution (Crackers)	Larvik, Norway	16,000	2019
Manufacturing and distribution (Natural sweeteners)	Newport, England	14,500	2023

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Rest of World:
Manufacturing (Plant-based foods)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2020
Distribution (Personal care)	Mississauga, ON, Canada	81,000	2022
Manufacturing (Plant-based foods)	Trenton, ON, Canada	47,000	2028
Offices	Toronto, ON, Canada	14,000	2024
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2027
Manufacturing and offices (Organic food products)	Andiran, France	39,000	Owned
Distribution (Organic food products)	Nerac, France	18,000	Owned
Manufacturing and offices (Plant-based foods and beverages)	Oberwart, Austria	108,000	Unlimited
Manufacturing (Plant-based foods and beverages)	Schwerin, Germany	650,000	Owned
Manufacturing and distribution (Plant-based foods and beverages	Loipersdorf, Austria	76,000	Unlimited

Hain Pure Protein (discontinued operations):
Manufacturing and offices (Poultry products)	Fredericksburg, PA	55,000	Owned
Manufacturing and offices (Poultry products)	Fredericksburg, PA	60,000	Owned
Distribution and offices (Poultry products)	New Oxford, PA	92,000	Owned
Manufacturing and offices (Poultry products)	New Oxford, PA	130,000	Owned
Manufacturing and offices (Poultry products)	Liverpool, NY	15,000	Owned
Manufacturing, distribution and offices (Kosher poultry products)	Mifflintown, PA	280,000	Owned
Manufacturing, distribution and offices (Feed mill)	Sellinsgrove, PA	10,000	Owned
Manufacturing and offices (Poultry hatchery)	Beaver Springs, PA	35,000	Owned

We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Europe and other parts of the world.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. For further information regarding the use of our properties by segments, see “Item 1, Business - Production” of this Form 10-K.

Item 3.         Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff

Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss on October 3, 2017. Co-Lead Plaintiffs filed an opposition on December 1, 2017, and Defendants filed the reply on January 16, 2018. On April 4, 2018, the Court requested additional briefing relating to certain aspects of Defendants’ motion to dismiss. In accordance with this request, Lead Plaintiffs submitted their supplemental brief on April 18, 2018, and Defendants submitted an opposition on May 2, 2018. Lead Plaintiffs filed a reply brief on May 9, 2018, and Defendants submitted a sur-reply on May 16, 2018.

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

To date, the Company has answered the complaint, denying the allegations, and engaged in discovery, including fact discovery and expert discovery. The Court bifurcated the trial into two phases for liability and remedies respectively, and the first phase of the trial is expected to be limited to determining liability and the Company’s establishment of the “no significant risk level.”

The parties sought a continuance of the trial date to January 14, 2019 and a stay of the litigation through October 13, 2018 in order to pursue mediation. On August 27, 2018, the Court issued an order granting the parties’ stipulation and continuing the trial date to January 14, 2019 per the parties’ request.

SEC Investigation

As previously disclosed, the Company voluntarily contacted the SEC in August 2016 to advise it of the Company’s delay in the filing of its periodic reports and the performance of the independent review conducted by the Audit Committee.  The Company has reached an agreement with the staff, subject to approval by the commission, that fully resolves this matter, without any finding of intentional wrongdoing and without any monetary penalty, while noting the Company’s ongoing cooperation.  The settlement, if approved, relates to the Company’s previously disclosed material weakness in internal controls over financial reporting.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Outstanding shares of our common stock, par value $.01 per share, are listed on the Nasdaq Global Select Market under the ticker symbol “HAIN”. The following table sets forth the reported high and low sales prices for our common stock for each fiscal quarter from July 1, 2016 through June 30, 2018.

	Common Stock
	Fiscal Year 2018		Fiscal Year 2017
	High	Low	High	Low
First Quarter	$45.00	$38.09	$55.35	$34.57
Second Quarter	$42.54	$34.37	$39.90	$34.38
Third Quarter	$41.95	$31.85	$40.99	$34.46
Fourth Quarter	$31.93	$25.52	$38.82	$31.60

Holders

As of August 22, 2018, there were 261 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility, our general financial condition and general business conditions.

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions) (2)
April 1, 2018 - April 30, 2018	—	$—	—	$250
May 1, 2018 - May 31, 2018	28	27.24	—	250
June 1, 2018 - June 30, 2018	11,656	28.95	—	250
Total	11,684	$28.97	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock-based compensation plans.

(2)
On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The Company did not repurchase any shares under this program in fiscal 2018 or 2017.

Stock Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index, the S&P Smallcap 600 Index and the S&P Packaged Foods & Meats Index (in which we are included) for the period from June 30, 2013 through June 30, 2018.

Item 6.        Selected Financial Data

The following information has been summarized from our financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below, including the completion of several business combinations in recent years. Refer to Note 6, Acquisitions, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. Amounts are presented in thousands except per share amounts.

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
Operating results:
Net sales	$2,457,769	$2,343,505	$2,392,864	$2,272,416	$2,107,822
Net income from continuing operations (a)	$82,428	$65,541	$27,571	$147,750	$128,526
Net (loss) income from discontinued operations, net of tax (b)	$(72,734)	$1,889	$19,858	$17,212	$1,396
Net income(a) (b)	$9,694	$67,430	$47,429	$164,962	$129,922

Basic net income (loss) per common share (c):
From continuing operations	$0.79	$0.63	$0.27	$1.45	$1.31
From discontinued operations	(0.70)	0.02	0.19	0.17	0.01
Net income per common share - basic	$0.09	$0.65	$0.46	$1.62	$1.33

Diluted net income (loss) per common share (c):
From continuing operations	$0.79	$0.63	$0.26	$1.43	$1.29
From discontinued operations	(0.70)	0.02	0.19	0.17	0.01
Net income per common share - diluted*	$0.09	$0.65	$0.46	$1.60	$1.30

Financial position:
Working capital(d)	$629,142	$534,287	$543,206	$537,440	$358,345
Total assets (d)	$2,946,674	$2,931,104	$3,008,080	$3,099,408	$2,943,814
Long-term debt, less current portion	$687,501	$740,135	$835,787	$812,088	$767,827
Stockholders’ equity	$1,737,049	$1,712,832	$1,664,514	$1,727,667	$1,580,825
* Net income/(loss) per common share may not add in certain periods due to rounding

(a) Income from continuing operations and net income for fiscal 2018 included a goodwill impairment charge of $7.7 million in our Cultivate operating segment, an impairment charge of $8.4 million which related to long-lived assets associated with the closure of manufacturing facilities in the United States and United Kingdom and discontinuation of certain slow moving SKUs in the United States segment, an impairment charge of $5.6 million on certain of the Company’s trade names and $9.3 million of accounting review costs. Income from continuing operations and net income for fiscal 2017 included an impairment charge of $26.4 million related primarily to long-lived assets associated with the exit of certain portions of our own-label chilled desserts business in the United Kingdom segment and an impairment charge of $14.1 million on certain of the Company’s trade names. Additionally, income from continuing operations and net income for fiscal 2017 were impacted by $29.6 million of accounting review costs. Income from continuing operations and net income for fiscal 2016 included a goodwill impairment charge of $84.5 million and an impairment charge of $39.7 million on certain of the Company’s trade names. See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(b) Loss from discontinued operations and net income for fiscal 2018 included impairment charges of $78.5 million related to assets held for sale. See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(c) On December 29, 2014, we effected a two-for-one stock split of our common stock in the form of a 100% stock dividend to shareholders of record as of December 12, 2014. All per share information has been retroactively adjusted to reflect the stock split.

(d) Upon adoption of Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, in fiscal year 2016 deferred tax assets and liabilities previously classified as current are presented as non-current. Fiscal years 2015 and 2014 have not been adjusted.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2018 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included in this review under the sub-heading, “Cautionary Note Regarding Forward Looking Information,” at the beginning of this Form 10-K.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

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

•	Better-for-You Pantry, which includes core consumer staples such as MaraNatha®, Arrowhead Mills®, Imagine® and Spectrum® brands.

•	Better-for-You Snacking, which includes wholesome products for in-between meals such as Terra®, Sensible Portions® and Garden of Eatin’® brands.

•	Fresh Living, which includes yogurt, plant-based proteins and other refrigerated products such as The Greek Gods® yogurt and Dream™ plant-based beverage brands.

•	Pure Personal Care, which includes personal care products focused on providing consumers with cleaner and gentler ingredients such as JASON®, Live Clean®, Avalon Organics® and Alba Botanica® brands.

•	Tea, which includes tea products marketed under the Celestial Seasonings® brand.

Beginning in fiscal 2017, the Company launched Cultivate Ventures (“Cultivate”), a venture unit with a twofold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories such as BluePrint® cold-pressed juices, SunSpire® chocolates and DeBoles® pasta by giving these brands a dedicated, creative focus for refresh and relaunch; and (ii) to incubate and grow small acquisitions until they reach the scale required to migrate to the Company’s core platforms. Cultivate also includes Casbah®, GG UniqueFiber™, Tilda® and Yves Veggie Cuisine®, global brands that have a growing presence in the United States.

Another key initiative from Project Terra was the identification of global cost savings, as well as removing complexities from the business. Under this plan, the Company aims to achieve $350 million in global savings by fiscal 2020, a portion of which the Company intends to reinvest into its brands. This review includes streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within categories, and product rationalization initiatives which are aimed at eliminating slow moving stock-keeping units (“SKUs”).

During fiscal 2018, the Company initiated a SKU rationalization, which included the removal of over 400 SKUs for a total of over 1,100 SKUs to date identified as part of Project Terra.

Additionally, the Company, with the assistance of outside consultants, engaged in an evaluation of its trade investment in the United States segment. Based on this assessment, the Company determined that its trade investment could be utilized more effectively, and therefore, beginning in fiscal 2017, the Company developed plans to shift from a model of investing in trade at the non-consumer facing level to more consumer facing activities.

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
Collectively, these dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, became a separate operating segment and was aggregated within the United Kingdom reportable segment. Beginning in the third quarter ended March 31, 2018, the Hain Pure Protein operations, including HPPC and Empire, became classified as discontinued operations as discussed in “Note 5, Discontinued Operations” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Therefore, segment information presented excludes the results of Hain Pure Protein. As a result of the aforementioned changes, the Company is now managed in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Europe, Canada and Cultivate.

Chief Executive Officer Succession Plan

On June 25, 2018, Hain announced a Chief Executive Officer (“CEO”) succession plan, whereby the current CEO, Irwin D. Simon, will terminate employment with the Company upon the hiring of a new CEO. Following the hiring of a new CEO, Mr. Simon will become Non-Executive Chairman of the Board of Directors for a transition period. Under the terms of the Succession Agreement between the Company and Mr. Simon, Mr. Simon’s employment with the Company will terminate on the date immediately prior to the first date of employment of a new CEO of the Company to be appointed by the Company’s Board of Directors (his “Succession Date”). Prior to the Succession Date, Mr. Simon will continue his position as President and CEO and will assist the Board of Directors in the identification and hiring of a successor to his position during this period.

Acquisitions and Investments

We have acquired numerous companies and brands since our formation and intend to seek future growth through internal expansion as well as the acquisition of complementary brands. We consider the acquisition of organic, natural and “better-for-you” product companies or product lines to be a part of our business strategy. During fiscal 2018, we acquired Clarks UK Limited, (“Clarks”), a leading maple syrup and natural sweetener brand in the United Kingdom, for $12.4 million. See Note 6, Acquisitions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

Results of Operations

Comparison of Fiscal Year ended June 30, 2018 to Fiscal Year ended June 30, 2017

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2018 and 2017 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2018		2017		Dollars	Percentage
Net sales	$2,457,769	100.0%	$2,343,505	100.0%	$114,264	4.9%
Cost of sales	1,942,321	79.0%	1,824,109	77.8%	118,212	6.5%
Gross profit	515,448	21.0%	519,396	22.2%	(3,948)	(0.8)%
Selling, general and administrative expenses	339,431	13.8%	312,583	13.3%	26,848	8.6%
Amortization of acquired intangibles	18,202	0.7%	16,988	0.7%	1,214	7.1%
Acquisition related expenses, restructuring, integration and other charges	20,749	0.8%	10,388	0.4%	10,361	99.7%
Accounting review and remediation costs, net of insurance proceeds	9,293	0.4%	29,562	1.3%	(20,269)	(68.6)%
Goodwill impairment	7,700	0.3%	—	—%	7,700	—%
Long-lived asset and intangibles impairment	14,033	0.6%	40,452	1.7%	(26,419)	(65.3)%
Operating income	106,040	4.3%	109,423	4.7%	(3,383)	(3.1)%
Interest and other financing expense, net	26,925	1.1%	21,115	0.9%	5,810	27.5%
Other (income)/expense, net	(2,087)	(0.1)%	430	—%	(2,517)	*
Income from continuing operations before income taxes and equity in net income of equity-method investees	81,202	3.3%	87,878	3.7%	(6,676)	(7.6)%
(Benefit) provision for income taxes	(887)	—%	22,466	1.0%	(23,353)	(103.9)%
Equity in net income of equity-method investees	(339)	—%	(129)	—%	(210)	(162.8)%
Net income from continuing operations	$82,428	3.4%	$65,541	2.8%	$16,887	25.8%
Net (loss) income from discontinued operations, net of tax	(72,734)	(3.0)%	1,889	0.1%	(74,623)	*
Net income	$9,694	0.4%	$67,430	2.9%	$(57,736)	(85.6)%

Adjusted EBITDA	$255,941	10.4%	$264,956	11.3%	$(9,015)	(3.4)%
* Percentage is not meaningful

Net Sales

Net sales in fiscal 2018 were $2.46 billion, an increase of $114.3 million, or 4.9%, from net sales of $2.34 billion in fiscal 2017. Foreign currency exchange rates positively impacted net sales by $80.0 million as compared to the prior year. On a constant currency basis, net sales increased approximately 1.5% from the prior year period. The increase in net sales was due to sales growth in the United Kingdom, Europe and Canada businesses, partially offset by a decrease in net sales in the United States segment. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit in fiscal 2018 was $515.4 million, a decrease of $3.9 million, or 0.8%, from gross profit of $519.4 million in fiscal 2017. Foreign currency exchange rates positively impacted gross margin by $15.9 million as compared to the prior year. Gross profit margin was 21.0%, a decrease of 120 basis points from the prior year. Gross profit was unfavorably impacted by decreased gross profit in the United States due to increased commodity and freight and logistics costs, increased trade investment and costs associated with the aforementioned SKU rationalization and higher commodity costs in the United Kingdom. These increased costs were partially offset by Project Terra cost saving and higher profit achieved on higher net sales in the United Kingdom segment and Rest of World.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $339.4 million, an increase of $26.8 million, or 8.6%, in fiscal 2018 from $312.6 million in fiscal 2017. Selling, general and administrative expenses increased principally due to higher marketing investment primarily in the United States and personnel costs. Selling, general and administrative expenses as a percentage of net sales was 13.8% in fiscal 2018 and 13.3% in the prior year, an increase of 50 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $18.2 million in fiscal 2018, an increase of $1.2 million, or 7.1%, from $17.0 million in fiscal 2017. The increase in amortization expense was primarily due to the intangibles acquired as a result of the Company’s recent acquisitions and the impact of foreign exchange rates. See Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Acquisition Related Expenses, Restructuring, Integration and Other Charges

We incurred acquisition related expenses, restructuring, integration and other charges of $20.7 million in fiscal 2018, an increase of $10.4 million from $10.4 million in fiscal 2017. The increase was primarily due to increased severance costs in the current year period as compared to the prior year period related to the closures of two of the Company’s manufacturing facilities in the United States and one manufacturing facility in the United Kingdom, consulting fees incurred in connection with the Company’s Project Terra strategic review and costs incurred in connection with the Company’s Succession Agreement with its CEO. See Note 3, Chief Executive Officer Succession Plan, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $15.0 million in fiscal 2018, compared to $29.6 million in fiscal 2017. Also, included in accounting review and remediation costs for fiscal 2018 were insurance proceeds of $5.7 million related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee of the Company and other related matters. The net amount of accounting review and remediation costs for fiscal 2018 was $9.3 million.

Goodwill Impairment

During the fourth quarter of fiscal 2018, we recorded a goodwill impairment charge of $7.7 million related to our Cultivate reporting unit within Rest of World. There were no goodwill impairment charges recorded during fiscal 2017. See Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Long-lived Asset and Intangibles Impairment

During fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at three of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers for two facilities in the United States and to the closure of one facility to consolidate manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $6.3 million non-cash impairment charge primarily related to the closures of these facilities. Additionally, the Company discontinued additional slow moving SKUs in the United States as part of a product rationalization initiative. As a result, expected future cash flows are not expected to support the carrying value of certain machinery and equipment used to manufacture these products. As such, the Company recorded a $2.1 million non-cash impairment charge to write down the value of these assets to fair value. Also, during fiscal 2018, the Company recorded a pre-tax impairment charge of $5.6 million ($5.1 million related to Rest of World and $0.5 million related to the United Kingdom segment) related to certain trade names of the Company.

During fiscal 2017, the Company recorded a pre-tax impairment charge of $14.1 million ($7.6 million related to the United Kingdom segment and $6.5 million related to the United States segment) related to certain trade names of the Company. Additionally, during fiscal 2017, the Company recorded long-lived asset impairment charges of $26.4 million primarily related to the decision to exit of certain portions of our own-label chilled desserts business in the United Kingdom. See Note 9, Goodwill and Other Intangible Assets, and Note 8, Property, Plant and Equipment in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Operating Income

Operating income in fiscal 2018 was $106.0 million, a decrease of $3.4 million, or 3.1%, from $109.4 million in fiscal 2017. Operating income as a percentage of net sales was 4.3% in fiscal 2018 compared with 4.7% in fiscal 2017. The decrease in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $26.9 million in fiscal 2018, an increase of $5.8 million, or 27.5%, from $21.1 million in the prior year. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt. See Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other (Income)/Expense, net

Other (income)/expense, net totaled $2.1 million of income in fiscal 2018, an increase of $2.5 million from $0.4 million of expense in the prior year. Included in other (income)/expense, net were net unrealized and realized foreign currency gains, which were higher in the current period than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany loans.

Income from Continuing Operations Before Income Taxes and Equity in Net Income of Equity-Method Investees

Income before income taxes and equity in the net income of our equity-method investees for fiscal 2018 and 2017 was $81.2 million and $87.9 million, respectively. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit from continuing operations was $0.9 million for the fiscal 2018 compared to $22.5 million of tax expense in fiscal 2017.

Our effective income tax rate from continuing operations was (1.1)% and 25.6% of pre-tax income for the twelve months ended June 30, 2018 and 2017, respectively. The effective income tax rate from continuing operations for the twelve months ended June 30, 2018 was primarily impacted by the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax regime by lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, imposing additional limitations on the deductibility of executive officers’ compensation, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory rate of approximately 28.1% for fiscal 2018 and a 21% U.S. federal statutory rate for subsequent fiscal years.

Due to the complexities involved in accounting for the Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company recorded the following reasonable estimates of the tax impact in its earnings for the fiscal year ended June 30, 2018.

•
For the fiscal year ended June 30, 2018, the Company accrued a $25.0 million provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%, and disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m).

•
For the fiscal year ended June 30, 2018, the Company accrued a reasonable estimate of $7.1 million of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986.

The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned reasonable estimate of $7.1 million due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the Tax

Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition tax's reasonable estimate.

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments during fiscal 2019. Additionally, the Company will elect to pay the transition tax in installments over a period of 8 years, pursuant to the guidance of the new Internal Revenue Code Section 965.

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The Company will be subject to the GILTI provisions effective beginning July 1, 2018 and is in the process of analyzing its effects, including how to account for the GILTI provision from an accounting policy standpoint.

The effective income tax rate from continuing operations for the twelve months ended June 30, 2018 was also favorably impacted by the geographical mix of earnings and a $4.0 million benefit relating to the release of the remainder of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

The effective income tax rate from continuing operations for the twelve months ended June 30, 2017 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of 2017, which resulted in a $1.8 million decrease to the carrying balance of net deferred tax liabilities. The effective income tax rate from continuing operations for the twelve months ended June 30, 2017 was also favorably impacted by a $4.6 million benefit relating to the release of a portion of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Income of Equity-Method Investees

Our equity in the net income from our equity method investments for fiscal 2018 was $0.3 million compared to a $0.1 million for fiscal 2017. See Note 15, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income from Continuing Operations

Net income from continuing operations for fiscal  2018 and 2017 was $82.4 million and $65.5 million, respectively, or $0.79 and $0.63 per diluted share, respectively. The increase was attributable to the factors noted above.

Net (Loss) Income from Discontinued Operations

Net (loss) income from discontinued operations for fiscal 2018 and 2017 was net loss of $72.7 million and net income of $1.9 million, respectively, or $(0.70) and $0.02 per diluted share, respectively. The net loss for fiscal 2018 was primarily attributable to impairments of assets held for sale of $78.5 million in fiscal 2018 as discussed in Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. In the fourth quarter of fiscal 2018, results for HPPC (which comprises the Plainville and FreeBird brands) were below our projections.  The fourth quarter results, as well as negative market conditions in the sector, required the Company to reduce the internal projections for the business, which resulted in the Company lowering the projected long-term growth rate and profitability levels for HPPC. Accordingly, the updated projections indicated that the fair value of the HPPC business is below carrying value. As a result, the Company recorded asset impairments of $78.5 million, reflected in Net (loss) income from discontinued operations, net of tax in order to reduce the carrying amount of the net assets to their fair value less costs to sell. This impairment was partially offset by an increase in income tax benefit from discontinued operations from $0.6 million in fiscal 2017 to $5.7 million, which includes a $20.2 million deferred tax benefit arising from asset impairment charges and a $12.3 million deferred tax liability related to Hain Pure Protein being classified as held for sale in fiscal 2018.

Net Income

Net income for fiscal 2018 and 2017 was $9.7 million and $67.4 million, or $0.09 and $0.65 per diluted share, respectively. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $255.9 million and $265.0 million for fiscal 2018 and 2017, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the fiscal years ended June 30, 2018 and 2017:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Fiscal 2018 net sales	$1,084,871	$938,029	$434,869	$—	$2,457,769
Fiscal 2017 net sales	$1,107,806	$851,757	$383,942	$—	$2,343,505
$ change	$(22,935)	$86,272	$50,927	n/a	$114,264
% change	(2.1)%	10.1%	13.3%	n/a	4.9%

Fiscal 2018 operating income (loss)	$86,319	$56,046	$38,660	$(74,985)	$106,040
Fiscal 2017 operating income (loss)	$145,307	$51,948	$32,010	$(119,842)	$109,423
$ change	$(58,988)	$4,098	$6,650	$44,857	$(3,383)
% change	(40.6)%	7.9%	20.8%	37.4%	(3.1)%

Fiscal 2018 operating income margin	8.0%	6.0%	8.9%	n/a	4.3%
Fiscal 2017 operating income margin	13.1%	6.1%	8.3%	n/a	4.7%

United States

Our net sales in the United States in fiscal 2018 were $1.08 billion, a decrease of $22.9 million, or 2.1%, from net sales of $1.11 billion in fiscal 2017. The decrease in net sales was driven by declines in our Better-for-You Snacking, Fresh Living and Better-for-You-Pantry platforms, partially offset by growth in our Pure Personal Care, Better-for-You Baby and Tea platforms. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins as the Company continues its focus on its top 500 SKUs and 11 brands in the United States as well as increased trade investment. Net sales in the prior year period were negatively impacted by a realignment of customer inventories at certain distributor customers. Operating income in the United States in fiscal 2018 was $86.3 million, a decrease of $59.0 million, or 40.6%, from operating income of $145.3 million in fiscal 2017. The decrease in operating income was the result of lower sales, higher trade and marketing investments to drive current and future period growth, increased freight and logistics, commodity and other input costs and costs associated with the closure of two of our manufacturing facilities in the United States. These increased costs were partially offset by Project Terra cost savings in the current period. Additionally, operating income was negatively impacted in both periods by charges related to the initiation of SKU rationalizations.

United Kingdom

Our net sales in the United Kingdom in fiscal 2018 were $938.0 million, an increase of $86.3 million, or 10.1%, from net sales of $851.8 million in fiscal 2017. Foreign currency exchange rates positively impacted net sales by $54.4 million as compared to the prior year. The net sales increase on a constant currency basis was primarily due to growth from our Tilda®, Ella’s Kitchen®, Hartley’s®, Cully & Sully® and Linda McCartney’s® brands, partially offset by lower New Covent Garden Soup Co.® sales. Also contributing to the increase in net sales was the impact of price realization, as well as the acquisitions of The Yorkshire Provender Limited and Clarks. Operating income in the United Kingdom segment for fiscal 2018 was $56.0 million, an increase of $4.1 million, or 7.9%, from $51.9 million in fiscal 2017. The increase in operating income was primarily due to the aforementioned increase in sales, operating efficiencies achieved at Hain Daniels, Project Terra cost savings and the impact of favorable foreign currency. These increases were partially offset by higher commodity costs, marketing investments and costs associated with the planned closure of a soup manufacturing facility.

Rest of World

Our net sales in Rest of World were $434.9 million in fiscal 2018, an increase of $50.9 million, or 13.3%, from net sales of $383.9 million in fiscal 2017. Foreign currency exchange rates positively impacted net sales by $25.5 million as compared to the prior year. The increase in net sales on a constant currency basis was primarily due to increased sales volume in Europe related to both branded and private label non-dairy products, as well as increased sales in Canada driven by growth in our Tilda®, Yves Veggie Cuisine®, Sensible Portions® and Live Clean® brands, partially offset by Europe’s Best® lost distribution. Operating income in Rest of World for fiscal 2018 was $38.7 million, an increase of $6.7 million, or 20.8%, from $32.0 million in fiscal 2017. The increase in operating income was primarily due to the aforementioned increase in sales as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe, Project Terra cost savings and the impact of favorable foreign currency.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring, integration and other charges included in Corporate and Other totaled $12.8 million and $10.4 million for the fiscal years ended June 30, 2018 and 2017, respectively. The Corporate and Other category also included accounting review costs of $9.3 million (net of $5.7 million of insurance proceeds) and $29.6 million for the fiscal years ended June 30, 2018 and 2017, respectively, and impairment charges of $13.3 million and $40.5 million for the fiscal years ended June 30, 2018 and 2017, respectively.

Refer to Note 19, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Comparison of Fiscal Year ended June 30, 2017 to Fiscal Year ended June 30, 2016

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2017 and 2016 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2017		2016		Dollars	Percentage
Net sales	$2,343,505	100.0%	$2,392,864	100.0%	$(49,359)	(2.1)%
Cost of sales	1,824,109	77.8%	1,827,402	76.4%	(3,293)	(0.2)%
Gross profit	519,396	22.2%	565,462	23.6%	(46,066)	(8.1)%
Selling, general and administrative expenses	312,583	13.3%	288,023	12.0%	24,560	8.5%
Amortization of acquired intangibles	16,988	0.7%	17,544	0.7%	(556)	(3.2)%
Acquisition related expenses, restructuring, integration and other charges	10,388	0.4%	13,346	0.6%	(2,958)	(22.2)%
Accounting review and remediation costs, net of insurance proceeds	29,562	1.3%	—	—%	29,562	*
Goodwill impairment	—	—%	84,548	3.5%	(84,548)	(100.0)%
Long-lived asset and intangibles impairment	40,452	1.7%	43,200	1.8%	(2,748)	(6.4)%
Operating income	109,423	4.7%	118,801	5.0%	(9,378)	(7.9)%
Interest and other financing expense, net	21,115	0.9%	25,015	1.0%	(3,900)	(15.6)%
Other (income)/expense, net	430	—%	16,469	0.7%	(16,039)	(97.4)%
Gain on fire insurance recovery	—	—%	(9,752)	(0.4)%	9,752	(100.0)%
Income from continuing operations before income taxes and equity in net income of equity-method investees	87,878	3.7%	87,069	3.6%	809	0.9%
Provision for income taxes	22,466	1.0%	59,451	2.5%	(36,985)	(62.2)%
Equity in net loss (income) of equity- method investees	(129)	—%	47	—%	(176)	*
Net income from continuing operations	$65,541	2.8%	$27,571	1.2%	$37,970	137.7%
Net income from discontinued operations, net of tax	1,889	0.1%	19,858	0.8%	(17,969)	(90.5)%
Net income	$67,430	2.9%	$47,429	2.0%	$20,001	42.2%

Adjusted EBITDA	$264,956	11.3%	$335,760	14.0%	$(70,804)	(21.1)%
* Percentage is not meaningful

Net Sales

Net sales in fiscal 2017 were $2.34 billion, a decrease of $49.4 million, or 2.1%, from net sales of $2.39 billion in fiscal 2016. Foreign currency exchange rates negatively impacted net sales by $124.3 million as compared to the prior year. On a constant currency basis, net sales increased 3.1% from the prior year. The increase in net sales on a constant currency basis resulted primarily from the acquisition of Orchard House in December 2015, which accounted for approximately $163.9 million of net sales in fiscal 2017, as compared to $88.6 million in the prior year, as well as growth in the United Kingdom segment and Rest of World. This increase was offset in part by a realignment of customer inventories and SKU rationalizations, as well as increased trade spend and competitive pricing actions taken in our United States segment.

Gross Profit

Gross profit in fiscal 2017 was $519.4 million, a decrease of $46.1 million, or 8.1%, from gross profit of $565.5 million. Foreign exchange rates resulted in decreased cost of goods sold of $101.2 million as compared to the prior year. Gross profit margin was 22.2%, a decrease of 140 basis points from the prior year. Gross profit was unfavorably impacted by pricing, trade investments, customer sales mix, margin dilution from the acquisition of Orchard House, increased production costs in the United Kingdom and increased costs of purchases in non-functional currencies. The decrease in gross profit was offset in part by increased sales and operating efficiencies at our plant-based manufacturing facilities in Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $312.6 million, an increase of $24.6 million, or 8.5%, in fiscal 2017 from $288.0 million in fiscal 2016. Selling, general and administrative expenses were favorably impacted in the prior year due to reduced incentive compensation, savings from headcount reductions and other benefit cost savings that did not recur in fiscal 2017. Additionally, selling, general and administrative expenses in fiscal 2017 increased as a result of additional marketing spend in the United States and increased professional fees at Corporate. Lastly, selling, general and administrative expenses also increased as a result of our acquisition of Orchard House, which we acquired at the end of the second quarter in fiscal 2016, and incremental costs associated with the closure of our Luton manufacturing facility in the United Kingdom. Selling, general and administrative expenses as a percentage of net sales was 13.3% in fiscal 2017 and 12.0% in the prior year, an increase of 130 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles in fiscal 2017 was $17.0 million, a decrease of $0.6 million, or 3.2%, from $17.5 million in fiscal 2016. The decrease in amortization expense was primarily due to the impact of foreign currency exchange rates, partially offset by amortization related to intangibles acquired as a result of the Company’s recent acquisitions.

Acquisition Related Expenses, Restructuring, Integration and Other Charges

We incurred acquisition related expenses, restructuring, integration and other charges aggregating to $10.4 million in fiscal 2017, which primarily related to professional fees associated with recent acquisitions, consulting fees incurred in connection with our execution of Project Terra and severance with respect to the United States segment and Corporate.

We incurred acquisition related expenses, restructuring, integration and other charges aggregating to $13.3 million in fiscal 2016, which consisted primarily of stamp duty and professional fees associated with the Orchard House and Mona acquisitions, severance costs for a recent internal restructuring, most of which occurred in the United States, and additional contingent consideration expense for our Belvedere acquisition.

Accounting Review and Remediation Costs, Net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, the independent review by the Audit Committee, remediation efforts and other related matters were $29.6 million in fiscal 2017, which related primarily to professional fees.

Goodwill Impairment

There were no goodwill impairment charges recorded during fiscal 2017. During the fourth quarter of fiscal 2016, we recorded a goodwill impairment charge of $82.6 million related to our Hain Daniels reporting unit in the United Kingdom. Additionally, as part of the acquisition of Orchard House and the related divestiture of certain portions of the Company’s own-label juice business, we recorded a goodwill impairment charge of $1.9 million during fiscal 2016. See Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Long-lived Asset and Intangibles Impairment

During fiscal 2017, we recorded a pre-tax impairment charge of $14.1 million ($7.6 million related to the United Kingdom segment and $6.5 million related to the United States segment) related to certain trade names of the Company. Similarly, during fiscal 2016, we recorded a pre-tax impairment charge of $39.7 million ($20.9 million related to the United Kingdom segment and $18.8 million related to the United States segment) related to certain trade names of the Company. See Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information. Additionally, during fiscal 2017 and 2016, the Company recorded long-lived asset impairment charges of $26.4 million and $3.5 million, respectively. The long-lived asset impairment charge of $26.4 million in fiscal 2017 primarily related to the decision to exit of certain portions of our own-label chilled desserts business in the United Kingdom. In fiscal 2016, the long-lived asset impairment charge of $3.5 million related to the divestiture of certain portions of our own-label juice business in connection with our acquisition of Orchard House in the United Kingdom. See Note 6, Acquisitions, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Operating Income

Operating income in fiscal 2017 was $109.4 million, a decrease of $9.4 million, or 7.9%, from $118.8 million in fiscal 2016. Operating income as a percentage of net sales was 4.7% in fiscal 2017 compared with 5.0% in fiscal 2016. The decrease in operating income as a percentage of net sales resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $21.1 million in fiscal 2017, a decrease of $3.9 million, or 15.6%, from $25.0 million in the prior year. The decrease in interest and other financing expense, net resulted primarily from the conversion of our $150.0 million senior notes to our revolving credit facility in the fourth quarter of fiscal 2016. See Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other (Income)/Expense, net

Other (income)/expense, net totaled $0.4 million of expense in fiscal 2017, a decrease of $16.0 million, or 97.4% from $16.5 million of expense in the prior year. Included in other expense, net were net unrealized foreign currency losses, which were lower in fiscal 2017 than the prior year principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated intercompany loans, offset by realized foreign currency gains related to the repayment of foreign currency denominated third-party debt.

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

Income Before Income Taxes and Equity in Earnings of Equity-Method Investees

Income before income taxes and equity in the after-tax earnings of our equity-method investees for the fiscal years ended June 30, 2017 and 2016 was $87.9 million and $87.1 million, respectively. The year-over-year increase was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $22.5 million in fiscal 2017 compared to $59.5 million in fiscal 2016.

Our effective income tax rate from continuing operations was 25.6% of pre-tax income in fiscal 2017 compared to 68.3% in fiscal 2016. The effective income tax rate in fiscal 2017 was favorably impacted by the geographical mix of earnings and a reduction in the statutory tax rate in the United Kingdom enacted in the first quarter of fiscal 2017, which resulted in a $1.8 million decrease to the carrying balance of net deferred tax liabilities. The effective tax rate for fiscal 2017 was also favorably impacted by a $4.6 million benefit relating to the release of a portion of the Company’s uncertain tax positions as a result of the expiration of the statute of limitation. The effective tax rate in fiscal 2016 was unfavorably impacted primarily by the impairment of goodwill related to our Hain Daniels reporting unit in the United Kingdom for which there was no income tax benefit, net valuation allowances for intangibles and net operating losses and nondeductible unrealized foreign exchange losses, offset by the geographical mix of earnings. The effective tax rate for fiscal 2016 was favorably impacted by a reduction in the U.K. statutory tax rate enacted in the second quarter of 2016 resulting in a $4.9 million decrease in U.K. deferred tax liabilities, as well as a $4.2 million decrease for the reversal of prior year foreign exchange losses on the restructure of our U.K. debt obligations.

Our effective rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements. See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in the net loss (income) from our equity method investments for the fiscal year ended June 30, 2017 was $0.1 million of income compared to a loss of $0.05 million for the fiscal year ended June 30, 2016. See Note 15, Investments and Joint Ventures, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income from Continuing Operations

Net income from continuing operations for fiscal 2017 and 2016 was $65.5 million and $27.6 million, respectively, or $0.63 and $0.26 per diluted share, respectively. The increase was attributable to the factors noted above.

Net Income from Discontinued Operations

Net income from discontinued operations for fiscal 2017 and 2016 was $1.9 million and $19.9 million, respectively, or $0.02 and $0.19 per diluted share, respectively. The decrease was primarily attributable to a $30.1 million decrease in net income from discontinued operations before income taxes driven by a supply shortage within poultry farms in the Midwest in fiscal 2016, for which HPPC was not affected, which favorably impacted volume and pricing of turkey breast meat sales at HPPC. Additionally, in fiscal 2017, the Company experienced supply disruptions and production constraints at its turkey manufacturing facility at HPPC, production inefficiencies and increased start-up costs in connection with the Company’s new FreeBird manufacturing facility. The decrease in net income from discontinued operations before income taxes was partially offset by a $12.1 million decrease in income tax expense, from a net expense of $11.5 million in fiscal 2016 to a net benefit of $0.6 million in fiscal 2017.

Net Income

Net income for the fiscal years ended June 30, 2017 and 2016 was $67.4 million and $47.4 million, or $0.65 and $0.46 per diluted share, respectively. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $265.0 million and $335.8 million in the fiscal years ended June 30, 2017 and 2016, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the fiscal years ended June 30, 2017 and 2016:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Fiscal 2017 net sales	$1,107,806	$851,757	$383,942	$—	$2,343,505
Fiscal 2016 net sales	$1,164,817	$859,183	$368,864	$—	$2,392,864
$ change	$(57,011)	$(7,426)	$15,078	n/a	$(49,359)
% change	(4.9)%	(0.9)%	4.1%	n/a	(2.1)%

Fiscal 2017 operating income	$145,307	$51,948	$32,010	$(119,842)	$109,423
Fiscal 2016 operating income	$188,671	$70,809	$27,898	$(168,577)	$118,801
$ change	$(43,364)	$(18,861)	$4,112	$48,735	$(9,378)
% change	(23.0)%	(26.6)%	14.7%	28.9%	(7.9)%

Fiscal 2017 operating income margin	13.1%	6.1%	8.3%	n/a	4.7%
Fiscal 2016 operating income margin	16.2%	8.2%	7.6%	n/a	5.0%

United States

Our net sales in the United States in fiscal 2017 were $1.11 billion, a decrease of $57.0 million, or 4.9%, from net sales of $1.16 billion in fiscal 2016. The sales decrease was primarily due to a realignment of customer inventories, the discontinuance of certain unprofitable SKUs as part of a product rationalization initiative implemented at the beginning of fiscal 2017, trade investments and competitive pricing actions on certain products. Net sales in fiscal 2016 benefited from certain concessions provided to our largest distributors, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the period. Operating income in the United States in fiscal 2017 was $145.3 million, a decrease of $43.4 million, or 23.0%, from operating income of $188.7 million in fiscal 2016. The decrease in operating income was the result of the aforementioned items, as well as incremental marketing spend and unfavorable customer sales mix.

United Kingdom

Our net sales in the United Kingdom in fiscal 2017 were $851.8 million, a decrease of $7.4 million, or 0.9%, from net sales of $859.2 million in fiscal 2016. Foreign currency exchange rates negatively impacted net sales by $120.7 million as compared to the prior year. The increase in net sales on a constant currency basis was due to net sales related to our acquisition of Orchard House, acquired in the second quarter of fiscal 2016, which accounted for $75.3 million of additional net sales in current year, as well as strong sales performance within the grocery and meat-free categories, offset in part by the sale of our own-label juice business in the first quarter of 2017. Operating income in the United Kingdom segment for fiscal 2017 was $51.9 million, a decrease of $18.9 million, or 26.6%, from $70.8 million in fiscal 2016.  The decrease in operating income was due to the aforementioned items as well as the adverse impact of foreign currency exchange rates on certain raw materials costs and increased production costs caused by insufficient crop yields at Orchard House.

Rest of World

Our net sales in Rest of World were $383.9 million in fiscal 2017, an increase of $15.1 million, or 4.1%, from $368.9 million net sales in fiscal 2016. Foreign currency exchange rates negatively impacted net sales by $3.6 million as compared to the prior year. The increase in net sales was primarily the result of increased sales in Europe related to our plant-based, private label beverage business as a result of our acquisition of Mona in the first quarter of fiscal 2016, as well as strong growth across many of our brands in Europe and Canada. This increase was partially offset by a decrease in net sales from fiscal 2016 related to Cultivate sales. Operating income in the segment for fiscal 2017 was $32.0 million, an increase of $4.1 million, or 14.7%, from $27.9 million in fiscal 2016. Operating income increased primarily due to the aforementioned items above, as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe, offset by a decline in operating income related to Cultivate, driven by investments in branding and personnel.

Corporate and Other

The Corporate and Other category consists of expenses related to the Company’s centralized administrative function which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring, integration and other charges totaled $10.4 million and $12.1 million for the fiscal years ended June 30, 2017 and 2016, respectively. Additionally, the Corporate and Other category included accounting review costs of $29.6 million for the fiscal year ended June 30, 2017 and impairment charges of $40.5 million and $127.7 million for the fiscal years ended June 30, 2017 and 2016, respectively. Refer to Note 19, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from both long-term fixed-rate borrowings and borrowings available to us under our credit agreement.

Our cash and cash equivalents balance decreased $30.5 million at June 30, 2018 to $106.6 million compared to $137.1 million at June 30, 2017. Our working capital was $629.1 million at June 30, 2018, an increase of $94.9 million from $534.3 million at the end of fiscal 2017.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. The Company’s cash balances are held in the United States, United Kingdom, Canada, Europe and India. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we do intend to further study changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis. As of June 30, 2018, approximately 88.4% ($94.2 million) of the Company’s total cash balance was held outside of the United States. Discontinued operations cash balance was $6.5 million and was held in the United States at June 30, 2018.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2018, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year Ended June 30
(amounts in thousands)	2018	2017	2016
Cash flows provided by (used in):
Operating activities from continuing operations	$121,308	$232,695	$184,972
Investing activities from continuing operations	(82,521)	(60,432)	(204,978)
Financing activities from continuing operations	(69,482)	(147,089)	(3,212)
(Decrease)/increase in cash from continuing operations	(30,695)	25,174	(23,218)
Decrease in cash from discontinued operations	(3,477)	(2,994)	(4,483)
Effect of exchange rate changes on cash	197	(3,114)	(11,295)
Net (decrease) increase in cash and cash equivalents	$(33,975)	$19,066	$(38,996)

Net cash provided by operating activities was $121.3 million for the fiscal year ended June 30, 2018, compared to $232.7 million provided in fiscal 2017 and $185.0 million in fiscal 2016. The decrease in cash provided by operating activities in fiscal 2018 resulted primarily from an additional $97.5 million of cash used within working capital accounts, primarily related to inventory and accounts receivable and a decrease of $13.9 million in net income adjusted for non-cash charges.

In the fiscal year ended June 30, 2018, $82.5 million of cash was used in investing activities. We used $12.4 million, net, of cash acquired in connection with our Clarks UK Limited acquisition and $70.9 million for capital expenditures as discussed further below. We used cash in investing activities of $60.4 million during the fiscal year ended June 30, 2017, which was principally for the acquisitions of Better Bean and Yorkshire Provender and capital expenditures. We used cash in investing activities of $205.0 million during the fiscal year ended June 30, 2016, principally for the acquisitions of Orchard House and Mona, our investment in Chop’t and for capital expenditures.

Net cash of $69.5 million was used in financing activities for the fiscal year ended June 30, 2018. We had net repayments of $40.7 million funded primarily through cash flows from operations. Additionally, we paid $7.2 million during fiscal 2018 for stock repurchases to satisfy employee payroll tax withholdings and $21.6 million to fund the operations of discontinued operations. Net cash of $147.1 million was used in financing activities for the fiscal year ended June 30, 2017. We had net repayments of $110.4 million funded primarily through cash flows from operations. Additionally, we paid $8.3 million during fiscal 2017 for stock repurchases to satisfy employee payroll tax withholdings and $25.9 million to fund the operations of discontinued operations. Net cash of $3.2 million was used in financing activities for the fiscal year ended June 30, 2016. We had net borrowings of $166.1 million which was primarily used to repay our $150.0 million of senior notes outstanding, as well as partially fund the acquisitions of Orchard House and Mona and our investment in Chop’t. In addition, we paid $25.5 million during fiscal 2016 for stock repurchases to satisfy employee payroll tax withholdings and recognized $7.8 million from operations of discontinued operations.

Operating Free Cash Flow

Our operating free cash flow was $50.4 million for the fiscal year ended June 30, 2018, a decrease of $135.0 million from the fiscal year ended June 30, 2017. The decrease in operating free cash flow primarily resulted from an increase in our capital expenditures of $23.6 million, an increase in cash used to support working capital requirements of $97.5 million and a decrease in net income adjusted for non-cash items. We expect that our capital spending for the next fiscal year will be between $80 million to $100 million, and we may incur additional costs in connection with Project Terra. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to operating free cash flow.

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion unsecured revolving credit facility through February 6, 2023 and provides for an additional $300.0 million term loan. Under the Credit Agreement, the credit facility may be increased by an additional uncommitted $400.0 million, provided certain conditions are met. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes.

The Credit Agreement is guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement to comply with financial and other customary affirmative and negative covenants for facilities of this nature. As of June 30, 2018 and June 30, 2017, the Company was in compliance with all associated covenants.

As of June 30, 2018 and June 30, 2017, there were $698.1 million and $733.7 million of borrowings outstanding, respectively, under the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2018 was 3.51%.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 3.92% at June 30, 2018). As of June 30, 2018, there was $9.3 million of borrowings outstanding under these arrangements.

Other Borrowings

Other borrowings include a cash pool facility in Europe and an uncommitted revolving credit facility in India.

The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement is €12.5 million. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.10% (weighted average interest rate of approximately 1.10% at June 30, 2018). As of June 30, 2018, there were $0.3 million of borrowings under this facility.

As of June 30, 2018, Tilda Hain India Private Limited, our subsidiary residing in India, entered into an uncommitted revolving credit facility to fund its working capital needs. The maximum borrowing permitted under the arrangement is $4.0 million. There were no amounts outstanding under this facility at June 30, 2018.

Share Repurchase Program

On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations including the Company’s historical strategy of pursuing accretive acquisitions. The Company did not repurchase any shares under this program in fiscal 2018 or 2017, and accordingly, as of the end of fiscal 2018, we had $250 million of remaining capacity under our share repurchase program.

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

A reconciliation between reported and constant currency sales growth is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2018		2017
Change in consolidated net sales	$114,264	4.9%	$(49,359)	(2.1)%
Impact of foreign currency exchange	(79,959)	(3.4)%	124,319	5.2%
Change in consolidated net sales on a constant currency basis	$34,305	1.5%	$74,960	3.1%

Adjusted EBITDA

Adjusted EBITDA is defined as net income before income taxes, net interest expense, depreciation and amortization, impairment of long lived assets, equity in the earnings equity-method investees, stock-based compensation, unrealized net foreign currency gains and losses, acquisition-related expenses, including integration and restructuring charges, reserves for litigation matters, start-up costs, and other non-recurring items. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net income to Adjusted EBITDA is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2018	2017	2016
Net income	$9,694	$67,430	$47,429
Net (loss) income from discontinued operations	(72,734)	1,889	19,858
Net income from continuing operations	$82,428	$65,541	$27,571

(Benefit) provision for income taxes	(887)	22,466	59,451
Interest expense, net	24,339	18,391	22,151
Depreciation and amortization	60,809	59,567	58,689
Equity in net loss (income) of equity method investees	(339)	(129)	47
Stock-based compensation expense	13,380	9,658	12,688
Stock-based compensation expense in connection with CEO Succession Agreement	(2,203)	—	—
Goodwill impairment	7,700	—	84,548
Long-lived asset and intangibles impairment	14,033	40,452	43,200
Unrealized currency (gains)/losses	(2,027)	12,570	14,831
EBITDA	197,233	228,516	323,176

Acquisition related expenses, restructuring, integration and other charges	20,749	9,694	13,859
Accounting review and remediation costs, net of insurance proceeds	9,293	29,562	—
Losses on terminated chilled desserts contract	6,553	2,583	—
Plant closure related costs	5,513	1,804	—
2018 Project Terra SKU rationalization	4,913	—	—
Warehouse/Manufacturing Facility start-up costs	4,179	—	743
Co-packer disruption	3,692	—	—
Litigation expense	1,015	—	1,200
Regulated packaging change	1,007	—	—
Toys “R” Us Bad Debt	897	—	—
Recall and other related costs	580	809	—
Machine break-down costs	317	—	—
2017 Project Terra SKU rationalization	—	5,360	2,850
Celestial Seasonings marketing support and Keurig transition	—	—	1,000
UK deferred synergies due to CMA Board decision	—	918	949
Costs incurred due to co-packer default	—	—	770
U.S. warehouse consolidation project	—	—	623
Tilda fire insurance recovery costs and other start-up/integration costs	—	—	342
Gain on Tilda fire related fixes assets	—	—	(9,752)
Realized currency gain on repayment of GBP denominated debt	—	(14,290)	—
Adjusted EBITDA	$255,941	$264,956	$335,760

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
A reconciliation from Cash flow provided by operating activities to operating free cash flow is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2018	2017	2016
Cash flow provided by operating activities	$121,308	$232,695	$184,972
Purchase of property, plant and equipment	(70,891)	(47,307)	(47,917)
Operating free cash flow	$50,417	$185,388	$137,055
Contractual Obligations
Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2018 are as follows:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations (1)	$835,374	$53,059	$86,226	$695,926	$163
Operating lease obligations	103,653	16,382	24,610	18,301	44,360
Purchase obligations (2)	359,735	332,355	24,830	2,550	—
Other contractual obligations (3)	49,846	49,439	407	—	—
Total contractual obligations	$1,348,608	$451,235	$136,073	$716,777	$44,523

(1)	Including principal and interest.

(2)	Excludes amounts that may be payable upon termination to co-packers as we are not able to reasonably estimate such amounts.

(3)
Includes $34.5 million of payments due to our Chief Executive Officer under the Succession Agreement described in Note 3, Chief Executive Officer Succession Plan, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The remaining amount includes contingent consideration arrangements, costs associated with facilities closures in the United Kingdom and United States and costs associated with the sale of our Hain Pure Protein business. Additionally, as of June 30, 2018, we had non-current unrecognized tax benefits of $6.7 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.

We believe that our cash on hand of $106.6 million at June 30, 2018 as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2019 capital expenditures and other expected cash requirements for at least the next 12 months.

Off Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

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

Management’s internal accounting review included consideration of certain side agreements and concessions provided to distributors in the United States in fiscal 2016, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the quarter. It had been the Company’s policy to record revenue related to these distributors when title of the product transfers to the distributor. The Company concluded that its historical accounting policy for these distributors is appropriate as the sales price is fixed or determinable at the time ownership transfers to these distributors, based on the Company’s ability to make a reasonable estimate of future returns and certain concessions at the time of shipment.

Trade Promotions and Sales Incentives

We offer various trade promotions and sales incentive programs to customers and consumers, such as price discounts, slotting fees, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. Trade promotions and sales incentive accruals are subject to significant management estimates and assumptions, changes which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions used in estimating the accruals for trade promotions and sales incentives include management’s estimate of customer costs. Actual costs incurred by the customer may differ significantly if factors such as the success of the customers’ programs, as well as customer participation levels, differ from management estimates and expectations. Management exercises judgment in developing these assumptions. These assumptions are based upon historical performance of the retailer or distributor customers with similar types of promotions adjusted for current trends. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions and incentives based on what has been incurred by the customers. The terms of most of our promotion and incentive arrangements do not exceed a year and therefore do not require highly uncertain long-term estimates. Differences between estimated expense and actual promotion and incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. However, actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

Valuation of Accounts and Chargeback Receivable

We perform routine credit evaluations on existing and new customers. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While Wal-Mart Stores, Inc. and its affiliates, Sam’s Club and ASDA, together represented approximately 11% of accounts receivable, net at June 30, 2018, we believe there is no significant or unusual credit exposure at this time.

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

The accounting for the acquisitions we have made requires that the assets and liabilities acquired, as well as any contingent consideration that may be part of the agreement, be recorded at their respective fair values at the date of acquisition. This requires management to make significant estimates in determining the fair values, especially with respect to intangible assets, including estimates of expected cash flows, expected cost savings and the appropriate weighted average cost of capital. As a result of these significant judgments to be made, we occasionally obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Because the fair value and the estimated useful life of an intangible asset is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. See Note 6, Acquisitions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2018, in conjunction with its budgeting and forecasting process for fiscal year 2019, and concluded that no indicators of impairment existed at any of its reporting units except for its Cultivate reporting unit, which is included in the Rest of World. Based on the step one analysis performed, the Company concluded that the fair value of the Cultivate reporting unit was below its carrying value, indicating that the second step of the impairment test was necessary. The decline in the estimated fair value in the Cultivate reporting unit was primarily the result of lowered projected long-term revenue growth rates and profitability levels. Under the second step, the carrying value of the Cultivate reporting unit’s goodwill was compared to the implied fair value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. As a result of the allocation, the carrying value of goodwill exceeded its residual fair value. Accordingly, the Company recognized goodwill impairment of $7.7 million in the fiscal year ended June 30, 2018.

As indicators of impairment existed within the Cultivate reporting unit, the Company performed an assessment of the recoverability for other long-lived assets, such as property, plant and equipment and finite-lived intangibles assets, namely customer relationships. The Company performed an assessment of the recoverability in accordance with the general valuation requirements set forth under ASC Topic 360 - Accounting for the Impairment of Long-Lived Assets. The result of this assessment indicated that no impairment existed for these assets.

As of June 30, 2018, the carrying value of goodwill was $1.02 billion. As of the 2018 measurement, excluding the Cultivate reporting unit, the estimated fair value of each reporting unit exceeded its carrying value by at least 35%, with the exception of the Tilda reporting unit, whose fair value exceeded its carrying value by 11%. Holding all other assumptions used in the 2018 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit, other than the Tilda reporting unit, to be in excess of the fair value, however, the Hain Daniels reporting unit’s fair value would exceed its carrying value by less than 10%. The fair value was based on significant management assumptions. If assumptions are not achieved or market conditions decline, potential impairment charges could result. The Company will continue to monitor impairment indicators and financial results in future periods. If cash flows change, there may be additional impairment charges.

For the fiscal year ended June 30, 2016, the Company recognized a goodwill impairment charge of $82.6 million in its Hain Daniels reporting unit primarily as a result of lowered projected long-term revenue growth rates and profitability levels resulting from increased competition, changes in market trends and the mix of products sold. Additionally, a goodwill impairment charge of $1.9 million was recognized during the fiscal year ended June 30, 2016, related to the divestiture of certain portions of the Company’s own-label juice business in connection with the Orchard House acquisition, which was sold in the first quarter of fiscal 2017. See Note 6, Acquisitions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, for additional information.

Indefinite-lived intangible assets are evaluated on an annual basis, in conjunction with the Company’s evaluation of goodwill. In assessing fair value, the Company utilizes a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The result of this assessment for the year ended June 30, 2018 indicated that the fair value of certain of the Company’s trade names was below their carrying value, and therefore impairment charges of $5.1 million and $0.5 million were recognized in the Rest of World and United Kingdom segments, respectively, during the fiscal year ended June 30, 2018. For the fiscal year ended June 30, 2017, a trade name impairment charge of $14.1 million ($7.6 million in the United Kingdom segment and $6.5 million in the United States segment) was recorded. For the fiscal year ended June 30, 2016, the Company recognized a tradename impairment charge of $39.7 million ($20.9 million in the United Kingdom segment and $18.8 million in the United States segment).

See also Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, for additional information.

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

Valuation Allowances for Deferred Tax Assets

Deferred tax assets arise when we recognize expenses in our financial statements that will be allowed as income tax deductions in future periods. Deferred tax assets also include unused tax net operating losses and tax credits that we are allowed to carry forward to future years. Accounting rules permit us to carry deferred tax assets on the balance sheet at full value as long as it is “more likely than not” that the deductions, losses or credits will be used in the future. A valuation allowance must be recorded against a deferred tax asset if this test cannot be met. Our determination of our valuation allowances is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years.

We have deferred tax assets related to foreign net operating losses, primarily in the United Kingdom and to a lesser extent in Belgium, against which we have recorded valuation allowances. The losses in the United Kingdom were recorded prior to the acquisition of Daniels. Under current tax law in these jurisdictions, our carryforward losses have no expiration. The Company reversed its valuation allowance against its German net operating losses during fiscal 2017, as there was no longer sufficient negative evidence supporting the need for a valuation allowance and it is “more likely than not” that the Company will utilize such losses in the future. We also have deferred tax assets related to U.S. foreign tax credits and certain U.K. intangibles and other assets which are capital in nature, against which we have recorded valuation allowances. If the Company is able to realize any of these tax attributes in the future, the provision for income taxes will be reduced by a release of the corresponding valuation allowance.
Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding recent accounting pronouncements.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our prepared food and personal care products are stronger in the warmer months. Additionally, due to the nature of our Tilda business, our net sales and earnings may further fluctuate based on the timing of certain holidays throughout the year. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•	interest rates on debt and cash equivalents;

•	foreign exchange rates, generating translation and transaction gains and losses; and

•	ingredient inputs.

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market funds or their equivalent. As of June 30, 2018, we had $698.1 million of variable rate debt outstanding under our Credit Agreement. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would impact net interest expense by approximately $5.9 million over the next fiscal year.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2018, approximately 53% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 50% of net sales in 2017 and 48% of net sales in 2016. These revenues, along with related expenses and capital purchases, were conducted in British Pounds Sterling, Euros, Indian Rupees and Canadian Dollars. Sales and operating income would have decreased by approximately $64.7 million and $4.8 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. Dollar in fiscal 2018. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations. To reduce that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. We had approximately $21.0 million in notional amounts of forward contracts at June 30, 2018. See Note 16, Financial Instruments Measured at Fair Value, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-United States subsidiaries are translated into United States Dollars at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Loss decreased by $11.5 million during the fiscal year ended June 30, 2018.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as almonds, coconut oil, corn, dairy, fruit and vegetables, oils, rice, soybeans, oats and wheat, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2018. Based on our cost of goods sold during the fiscal year ended June 30, 2018, such a change would have resulted in an increase or decrease to cost of sales of approximately $135 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2018 and June 30, 2017
Consolidated Statements of Income - Fiscal Years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1994.
Jericho, New York
August 29, 2018

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 AND JUNE 30, 2017
(In thousands, except par values)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$106,557	$137,055
Accounts receivable, less allowance for doubtful accounts of $1,828 and $404, respectively	252,708	225,765
Inventories	391,525	341,995
Prepaid expenses and other current assets	59,946	46,179
Current assets of discontinued operations	240,851	123,787
Total current assets	1,051,587	874,781
Property, plant and equipment, net	310,172	291,866
Goodwill	1,024,136	1,018,892
Trademarks and other intangible assets, net	510,387	521,228
Investments and joint ventures	20,725	18,998
Other assets	29,667	30,235
Noncurrent assets of discontinued operations	—	175,104
Total assets	$2,946,674	$2,931,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229,993	$186,193
Accrued expenses and other current liabilities	116,001	106,727
Current portion of long-term debt	26,605	9,626
Current liabilities of discontinued operations	49,846	37,948
Total current liabilities	422,445	340,494
Long-term debt, less current portion	687,501	740,135
Deferred income taxes	86,909	98,346
Other noncurrent liabilities	12,770	15,975
Noncurrent liabilities of discontinued operations	—	23,322
Total liabilities	1,209,625	1,218,272
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 108,422 and 107,989 shares, respectively; outstanding: 103,952 and 103,702 shares, respectively	1,084	1,080
Additional paid-in capital	1,148,196	1,137,724
Retained earnings	878,516	868,822
Accumulated other comprehensive loss	(184,240)	(195,479)
	1,843,556	1,812,147
Less: Treasury stock, at cost, 4,470 and 4,287 shares, respectively	(106,507)	(99,315)
Total stockholders’ equity	1,737,049	1,712,832
Total liabilities and stockholders’ equity	$2,946,674	$2,931,104
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED JUNE 30, 2018, 2017 AND 2016
(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2018	2017	2016
Net sales	$2,457,769	$2,343,505	$2,392,864
Cost of sales	1,942,321	1,824,109	1,827,402
Gross profit	515,448	519,396	565,462
Selling, general and administrative expenses	339,431	312,583	288,023
Amortization of acquired intangibles	18,202	16,988	17,544
Acquisition related expenses, restructuring, integration and other charges	20,749	10,388	13,346
Accounting review and remediation costs, net of insurance proceeds	9,293	29,562	—
Goodwill impairment	7,700	—	84,548
Long-lived asset and intangibles impairment	14,033	40,452	43,200
Operating income	106,040	109,423	118,801
Interest and other financing expense, net	26,925	21,115	25,015
Other (income)/expense, net	(2,087)	430	16,469
Gain on fire insurance recovery	—	—	(9,752)
Income from continuing operations before income taxes and equity in net income of equity-method investees	81,202	87,878	87,069
(Benefit) provision for income taxes	(887)	22,466	59,451
Equity in net (income) loss of equity-method investees	(339)	(129)	47
Net income from continuing operations	$82,428	$65,541	$27,571
Net (loss) income from discontinued operations, net of tax	(72,734)	1,889	19,858
Net income	$9,694	$67,430	$47,429

Net income (loss) per common share:
Basic net income per common share from continuing operations	$0.79	$0.63	$0.27
Basic net (loss) income per common share from discontinued operations	(0.70)	0.02	0.19
Basic net income per common share	$0.09	$0.65	$0.46

Diluted net income per common share from continuing operations	$0.79	$0.63	$0.26
Diluted net (loss) income per common share from discontinued operations	(0.70)	0.02	0.19
Diluted net income per common share	$0.09	$0.65	$0.46

Shares used in the calculation of net income (loss) per common share:
Basic	103,848	103,611	103,135
Diluted	104,477	104,248	104,183
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FISCAL YEARS ENDED JUNE 30, 2018, 2017 AND 2016
(In thousands)

	Fiscal Year Ended June 30, 2018			Fiscal Year Ended June 30, 2017			Fiscal Year Ended June 30, 2016
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$9,694			$67,430			$47,429

Other comprehensive income (loss):
Foreign currency translation adjustments	$11,497	$—	11,497	$(22,951)	$—	(22,951)	$(129,874)	$—	(129,874)
Change in deferred gains (losses) on cash flow hedging instruments	(82)	15	(67)	(411)	32	(379)	(788)	261	(527)
Change in unrealized gain (loss) on available for sale investment	(190)	(1)	(191)	(53)	15	(38)	(129)	50	(79)
Total other comprehensive income (loss)	$11,225	$14	$11,239	$(23,415)	$47	$(23,368)	$(130,791)	$311	$(130,480)

Total comprehensive income (loss)			$20,933			$44,062			$(83,051)
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2018, 2017 AND 2016
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2015	105,841	$1,058	$1,072,427	$753,963	3,229	$(58,150)	$(41,631)	$1,727,667
Net income				47,429				47,429
Other comprehensive loss							(130,480)	(130,480)
Issuance of common stock pursuant to compensation plans	1,398	14	9,749		151	(5,363)		4,400
Issuance of common stock in connection with acquisition	240	3	16,305					16,308
Stock-based compensation income tax effects			12,037					12,037
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					638	(25,535)		(25,535)
Stock-based compensation expense			12,688					12,688
Balance at June 30, 2016	107,479	$1,075	$1,123,206	$801,392	4,018	$(89,048)	$(172,111)	$1,664,514
Net income				67,430				67,430
Other comprehensive loss							(23,368)	(23,368)
Issuance of common stock pursuant to compensation plans	510	5	1,995		52	(1,999)		1
Stock-based compensation income tax effects			2,865					2,865
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					217	(8,268)		(8,268)
Stock-based compensation expense			9,658					9,658
Balance at June 30, 2017	107,989	$1,080	$1,137,724	$868,822	4,287	$(99,315)	$(195,479)	$1,712,832

Continued on next page

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2018, 2017 AND 2016
(In thousands, except par values)

Continued from previous page

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2017	107,989	$1,080	$1,137,724	$868,822	4,287	$(99,315)	$(195,479)	$1,712,832
Net income				9,694				9,694
Other comprehensive income							11,239	11,239
Issuance of common stock pursuant to compensation plans	433	4	(4)		—	—		—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					183	(7,192)		(7,192)
Stock-based compensation expense			10,476					10,476
Balance at June 30, 2018	108,422	$1,084	$1,148,196	$878,516	4,470	$(106,507)	$(184,240)	$1,737,049

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2018, 2017 AND 2016
(In thousands)

	Fiscal Year Ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,694	$67,430	$47,429
Net (loss) income from discontinued operations	(72,734)	1,889	19,858
Income from continuing operations	$82,428	$65,541	$27,571
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	60,809	59,568	58,689
Deferred income taxes	(21,503)	(10,456)	33,093
Equity in net (income) loss of equity-method investees	(339)	(129)	47
Stock-based compensation	11,177	9,658	12,688
Contingent consideration (income) expense	(2,281)	—	1,511
Gains on fire insurance recovery and other, net	—	—	(8,058)
Impairment charges	21,733	40,452	127,748
Bad debt expense	1,693	91	121
Other non-cash items, net	(153)	2,722	26,099
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	(24,841)	33,494	(12,078)
Inventories	(45,036)	209	(9,325)
Other current assets	(9,269)	33,109	(22,699)
Other assets and liabilities	(2,396)	(4,521)	3,763
Accounts payable and accrued expenses	49,286	2,957	(54,198)
Net cash provided by operating activities - continuing operations	121,308	232,695	184,972

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(12,368)	(19,544)	(157,061)
Purchases of property and equipment	(70,891)	(47,307)	(47,917)
Proceeds from sale of assets and other	738	6,419	—
Net cash used in investing activities - continuing operations	(82,521)	(60,432)	(204,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	65,000	90,000	323,904
Repayments under bank revolving credit facility	(400,220)	(181,203)	(145,053)
Borrowings under term loan	299,245	—	—
Repayments under term loan	(3,750)	—	—
Repayments of senior notes	—	—	(150,000)
Repayments of other debt, net	(996)	(19,199)	(12,770)
(Funding) proceeds of discontinued operations entities	(21,568)	(25,921)	7,789
Acquisition related contingent consideration	—	(2,498)	(1,547)
Shares withheld for payment of employee payroll taxes	(7,193)	(8,268)	(25,535)
Net cash used in financing activities - continuing operations	(69,482)	(147,089)	(3,212)
Effect of exchange rate changes on cash	197	(3,114)	(11,295)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash (used in) provided by operating activities	(14,086)	(12,772)	32,921
Cash used in investing activities	(10,752)	(15,813)	(29,367)
Cash provided by (used in) financing activities	21,361	25,591	(8,037)
Net cash used in discontinued operations	(3,477)	(2,994)	(4,483)

Net increase/(decrease) in cash and cash equivalents	(33,975)	19,066	(38,996)
Cash and cash equivalents at beginning of year	146,992	127,926	166,922
Cash and cash equivalents at end of year	$113,017	$146,992	$127,926
Less: cash and cash equivalents of discontinued operations	$(6,460)	$(9,937)	$(12,932)
Cash and cash equivalents of continuing operations at end of year	$106,557	$137,055	$114,994
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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiberTM, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery®, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum Organics®, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

During fiscal year 2016, the Company commenced a strategic review, called “Project Terra,” that resulted in the Company redefining its core platforms, starting with the United States segment, for future growth based upon consumer trends to create and inspire A Healthier Way of Life™. In addition, beginning in fiscal year 2017, the Company launched Cultivate Ventures (“Cultivate”), a venture unit with a twofold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories such as BluePrint® cold-pressed juices, SunSpire® chocolates and DeBoles® pasta by giving those products a dedicated, creative focus for refresh and relaunch; and (ii) to incubate small acquisitions until they reach the scale for the Company’s core platforms. See Note 19, Segment Information, for information on the Company’s operating and reportable segments and the effect the formation of Cultivate had thereon.

Another key initiative from Project Terra was the identification of global cost savings, as well as removing complexities from the business. Under this plan, the Company aims to achieve $350 million in global savings by fiscal 2020, a portion of which the Company intends to reinvest into its brands. This review includes streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within categories and product rationalization initiatives which are aimed at eliminating slow moving stock-keeping units (“SKUs”).

During fiscal 2018, the Company initiated a SKU rationalization, which included the removal of over 400 SKUs for a total of over 1,100 SKUs to date identified as part of Project Terra.

Additionally, the Company, with the assistance of outside consultants, engaged in an evaluation of its trade investment in the United States segment. Based on this assessment, the Company determined that its trade investment could be utilized more effectively, and therefore, beginning in fiscal 2017, the Company developed plans to shift from a model of investing in trade at the non-consumer facing level to more consumer facing activities.

Discontinued Operations
In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) and EK Holdings, Inc. (“Empire”) operating segments, which are reported in the aggregate as the Hain Pure Protein reportable segment. These dispositions are being undertaken to reduce complexity in the Company’s operations and simplify the

Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable and faster growing core businesses.
Collectively, these dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. See Note 5, Discontinued Operations, for additional information.

Changes in Segments

Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand (“Ella’s Kitchen UK”), which was previously included within the United States reportable segment, became a separate operating segment and was aggregated within the United Kingdom reportable segment. See Note 19, Segment Information, for additional information on the Company’s operating and reportable segments.

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

Unless otherwise indicated, references in these consolidated financial statements to 2018, 2017 and 2016 or “fiscal” 2018, 2017 and 2016 or other years refer to our fiscal year ended June 30 of that respective year and references to 2019 or “fiscal” 2019 refer to our fiscal year ending June 30, 2019.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Discontinued Operations

The financial statements separately report discontinued operations and the results of continuing operations (See Note 5). All footnotes exclude discontinued operations unless otherwise noted.

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

Revenue Recognition

Sales are recognized when the earnings process is complete, which occurs when the product is shipped in accordance with the terms of agreements, title and risk of loss transfers to the customer, collection is probable and pricing is fixed or determinable. Net sales include shipping and handling charges billed to the customer and are reported net of discounts, trade promotions and sales incentives, consumer coupon programs and other costs, including estimated allowances for returns, allowances and discounts associated with aged or potentially unsalable product, and prompt pay discounts.

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

Management’s accounting review included consideration of certain side agreements and concessions provided to distributors in the United States in fiscal 2016, including payment terms beyond the customer’s standard terms, rights of return of product and post-sale concessions, most of which were associated with sales that occurred at the end of the quarter. It had been the Company’s policy to record revenue related to these distributors when title of the product transfers to the distributor. The Company concluded that its historical accounting policy for these distributors was appropriate as the sales price is fixed or determinable at the time ownership transfers to these distributors, based on the Company’s ability to make a reasonable estimate of future returns and certain concessions at the time of shipment.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

The Company routinely performs credit evaluations on existing and new customers. The Company applies reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also applies an additional reserve based on the experience the Company has with its trade receivables aging categories. Credit losses have been within the Company’s expectations in recent years. While one of the Company’s customers represented approximately 11% and 12% of trade receivables balances as of June 30, 2018 and 2017, the Company believes there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, the Company estimates the amount of unauthorized deductions customers have taken that we expect will be collected and repaid in the near future and records a chargeback receivable. Differences between estimated collectible receivables and actual collections are recognized in earnings in the period such differences are determined.

Sales to one customer and its affiliates approximated 11%, 12% and 12% of net sales during the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Sales to a second customer and its affiliates approximated 11%, 11% and 12% of net sales during the fiscal years ended June 30, 2018, 2017, and 2016, respectively.

In addition, cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

Inventory

Inventory is valued at the lower of cost or market, utilizing the first-in, first-out method. The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease term (for leasehold improvements), whichever is shorter. The Company believes the useful lives assigned to our property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. The Company’s manufacturing plants and distribution centers, and their related assets, are reviewed when impairment indicators are present by analyzing underlying cash flow projections. The Company believes no impairment of the carrying value of such assets exists other than as disclosed under Note 8, Property, Plant and Equipment, Net, and Note 5, Discontinued Operations. Ordinary repairs and maintenance costs are expensed as incurred. The Company utilizes the following ranges of asset lives:

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

See Note 9, Goodwill and Other Intangible Assets for information on goodwill and intangibles impairment charges.

Cost of Sales

Included in cost of sales are the cost of products sold, including the costs of raw materials and labor and overhead required to produce the products, warehousing, distribution, supply chain costs, as well as costs associated with shipping and handling of our inventory.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s international operations are reported as a component of Accumulated other comprehensive income/(loss) in the Company’s consolidated balance sheets. Gains and losses arising from intercompany foreign currency transactions that are of a long-term nature are reported in the same manner as translation adjustments.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $9,696 in fiscal 2018, $10,130 in fiscal 2017 and $11,354 in fiscal 2016, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $35,138 in fiscal 2018, $30,333 in fiscal 2017 and $24,835 in fiscal 2016. Such costs are expensed as incurred.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided for deferred tax assets to the extent it is more likely than not that the deferred tax assets will not be recoverable against future taxable income.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2018 and 2017, the Company had $99 and $21,800, respectively, invested in money market funds, which are classified as cash equivalents. At June 30, 2018 and 2017, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under our credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

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

All derivative instruments are recognized on the balance sheet at fair value. The effective portion of changes in the fair value of derivative instruments that qualify for hedge accounting treatment are recognized in stockholders’ equity as a component of Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Changes in the fair value of fair value hedges, derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any cash flow hedges, are recognized currently in earnings as a component of Other (income)/expense, net in the accompanying financial statements.

Stock-Based Compensation

The Company has employee and director stock-based compensation plans.

The fair value of stock-based compensation awards is recognized as an expense over the vesting period using the straight-line method. For awards that contain a market condition, expense is recognized over the derived service period using a Monte Carlo simulation model. For restricted stock awards which include performance criteria, compensation expense is recorded when the achievement of the performance criteria is probable and is recognized over the performance and vesting service periods. Compensation expense is recognized for only that portion of stock-based awards that are expected to vest. Therefore, estimated forfeiture rates that are derived from historical employee termination activity are applied to reduce the amount of compensation expense recognized. If the actual forfeitures differ from the estimate, additional adjustments to compensation expense may be required in future periods.

The Company receives an income tax deduction in certain tax jurisdictions for restricted stock grants when they vest and for stock options exercised by employees equal to the excess of the market value of our common stock on the date of exercise over the option price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are classified as a cash flow provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

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

See Note 8, Property, Plant and Equipment, Net, and Note 5, Discontinued Operations, for information on long-lived asset impairment charges.

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

Newly Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU, among other things, changes the treatment of share-based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of additional paid in capital. The updated guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted this new guidance effective July 1, 2017. As a result of this adoption:

•
As required, we prospectively recognized a tax benefit of $309 in the income tax line item of our consolidated income statement for the fiscal year ended June 30, 2018 related to excess tax benefits upon vesting or settlement in that period.

•
We elected to adopt the cash flow presentation of the excess tax benefits retrospectively. As a result, we decreased our cash used in financing activities by $3,298 and $11,317 for the fiscal years ended June 30, 2017 and 2016, respectively.

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

•	We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the fiscal year ended June 30, 2018.

•
We did not have any material excess tax benefits previously recognized in additional paid-in capital; therefore, it was not necessary to record a deferred tax asset for the unrecognized tax benefits with an adjustment to opening retained earnings.

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date should be remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the potential effects of adopting the provisions of ASU 2018-07.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company is currently evaluating the potential effects of adopting the provisions of ASU 2017-12.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases) and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further ASU 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. The guidance in ASUs 2016-02, 2018-10 and 2018-11 is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently assessing the impact the new standard will have on our consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers, providing a single five-step model to be applied to all revenue transactions. The guidance also requires improved disclosures to assist users of the financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. Subsequent to the issuance of ASU 2014-09, the FASB issued various additional ASUs clarifying and amending this new revenue guidance. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.

We evaluated the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as scan-based trading, product rebates and other pricing allowances, product returns, trade promotions, sales broker commissions and slotting fees. Based on the results of our assessment, we determined that our current accounting practices for these activities is consistent with the requirements under the new revenue guidance and that there will not be any material changes to the nature, timing or amount of revenue recognition for these activities upon adoption. We adopted the new guidance on July 1, 2018 using the modified retrospective transition method. Based on the results of our assessment as described above, the adoption of ASU 2014-09 is not expected to materially impact our results of operations or financial position.

3.    CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 25, 2018, Hain announced a Chief Executive Officer (“CEO”) succession plan, whereby the current CEO, Irwin D. Simon, will terminate employment with the Company upon the hiring of a new CEO. Following the hiring of a new CEO, Mr. Simon will become Non-Executive Chairman of the Board of Directors for a transition period. Under the terms of the Succession Agreement (the “Agreement”), Mr. Simon’s employment with the Company will terminate on the date immediately prior to the first date of employment of a new CEO of the Company to be appointed by the Company’s Board of Directors (the “Succession Date”). Prior to the Succession Date, Mr. Simon will continue his position as President and CEO and will assist the Board of Directors in the identification and hiring of a successor to his position during this period.
Cash Separation Payments
The Agreement provides for a cash separation payment of $34,294 payable in a single lump sum and cash benefits continuation costs of $209. These costs are being recognized over the term of the Company’s best estimate of the Succession Date, currently estimated to occur no later than December 31, 2018. Expense recognized in connection with these payments was $1,453 in the twelve months ended June 30, 2018.
Long Term Incentive Award
Mr. Simon was granted 164 total shareholder return (“TSR”) performance based awards on September 26, 2017. The performance period will end on June 30, 2019. Under the Agreement, he will be entitled to compensation if the TSR components are met. The Agreement modifies Mr. Simon’s award such that his award went from improbable of being earned to probable since the Agreement allows him to be eligible for the award while he is no longer an employee. Accordingly, the Company determined that a Type III modification pursuant to ASC 718 has occurred. Therefore, in accordance with ASC 718, the Company determined the fair value of the replacement award as of the modification date, utilizing the Monte Carlo valuation model. As a result, the fair value of the TSR performance based awards granted on September 26, 2017 was reduced from $31.60 per share to $3.19 per share based on the lower likelihood of attainment, resulting in revised expense of $524, which will be amortized on a straight-line basis from June 24, 2018 through the estimated Succession Date. In the fiscal year ended June 30, 2018, the Company reversed the previously recognized stock-based compensation expense of $2,244 and recognized $22 of stock-based compensation expense associated with the modified grant, resulting in a net reduction to stock-based compensation expense of $2,222 in the twelve months ended June 30, 2018 associated with the modification of this grant.
Accelerated Stock Compensation
The Agreement allows for acceleration of vesting of all service-based awards outstanding at the Succession Date. In connection with these accelerations, the Company expects to recognize additional stock-based compensation expense of $445 ratably through the Succession Date, of which $19 was recognized in the twelve months ended June 30, 2018.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended June 30,
	2018	2017	2016
Numerator:
Net income from continuing operations	$82,428	$65,541	$27,571
Net (loss) income from discontinued operations, net of tax	$(72,734)	$1,889	$19,858
Net income	$9,694	$67,430	$47,429

Denominator:
Basic weighted average shares outstanding	103,848	103,611	103,135
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	629	637	1,048
Diluted weighted average shares outstanding	104,477	104,248	104,183

Basic net income (loss) per common share:
Continuing operations	$0.79	$0.63	$0.27
Discontinued operations	(0.70)	0.02	0.19
Basic net income per common share	$0.09	$0.65	$0.46

Diluted net income (loss) per common share:
Continuing operations	$0.79	$0.63	$0.26
Discontinued operations	(0.70)	0.02	0.19
Diluted net income per common share	$0.09	$0.65	$0.46

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

There were 560, 271 and 282 stock-based awards excluded from our diluted earnings per share calculations for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Additionally, 4 and 12 restricted stock awards were excluded from our diluted earnings per share calculation for the fiscal years ended June 30, 2018 and 2017, as such awards were antidilutive. There were no antidilutive awards excluded from our diluted earnings per share calculations for the fiscal year ended June 30, 2016.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. The Company did not repurchase any shares under this program in fiscal 2018 or 2017, and accordingly, as of the end of fiscal 2018, we had $250,000 of remaining capacity under our share repurchase program.

5. DISCONTINUED OPERATIONS

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the HPPC and Empire operating segments, which are reported in the aggregate as the Hain Pure Protein reportable segment. Collectively, these dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. The Company is actively marketing the sale of Hain Pure Protein, and a sale is anticipated to occur within twelve months of the Board of Directors’ approval, which occurred in March 2018.
The Company is presenting the operating results and cash flows of Hain Pure Protein within discontinued operations in the current and prior periods. The assets and liabilities of Hain Pure Protein are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

The fair value of the Hain Pure Protein operating segments was determined based on a combination of the expected net proceeds upon sale and a discounted cash flow analysis. We completed an initial assessment of the assets and liabilities of the Hain Pure Protein operating segments and based on our best estimates as of the date of issuance of financial results for the third quarter of the fiscal year ended June 30, 2018, no impairment was indicated. In the three months ended June 30, 2018, results for HPPC (which comprises the Plainville and FreeBird brands) were below our projections.  The fourth quarter results, as well as negative market conditions in the sector, required the Company to reduce the internal projections for the business, which resulted in the Company lowering the projected long-term growth rate and profitability levels for HPPC. Accordingly, the updated projections indicated that the fair value of the HPPC business is below carrying value. As a result, the Company recorded a reserve of $78,464 to adjust the carrying value of Hain Pure Protein to its fair value, less its cost to sell, which is reflected in Net (loss) income from discontinued operations, net of taxes.

The following table presents the major classes of Hain Pure Protein’s line items constituting the “Net (loss) income from discontinued operations, net of tax” in our Consolidated Statements of Income:

	Fiscal Year Ended June 30,
	2018	2017	2016
Net sales	$509,475	$509,606	$492,510
Cost of sales	486,023	487,631	443,842
Gross profit	23,452	21,975	48,668
Asset impairments	78,464	—	—
Selling, general and administrative expense	18,743	19,180	15,740
Other expense	4,699	1,530	1,590
Net (loss) income from discontinued operations before income taxes	(78,454)	1,265	31,338
(Benefit) provision for income taxes	(5,720)	(624)	11,480
Net (loss) income from discontinued operations, net of tax	$(72,734)	$1,889	$19,858

Included above within (Benefit) provision for income taxes for the year ended June 30, 2018 is a $20,166 deferred tax benefit arising from asset impairment charges and a $12,250 deferred tax liability related to Hain Pure Protein being classified as held for sale.

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of June 30, 2018 and June 30, 2017 are included in the following table:

Assets	June 30, 2018	June 30, 2017
Cash and cash equivalents	$6,461	$9,937
Accounts receivable, less allowance for doubtful accounts	21,616	22,671
Inventories	105,359	85,313
Prepaid expenses and other current assets	5,604	5,866
Total current assets*		123,787
Property, plant and equipment, net	83,776	78,645
Goodwill	41,089	41,089
Trademarks and other intangible assets, net	51,029	52,040
Other assets	4,381	3,330
Total noncurrent assets of discontinued operations*		175,104
Impairments of long-lived assets held for sale	(78,464)	—
Total assets of discontinued operations	$240,851	$298,891

Liabilities
Accounts payable	$31,762	$35,943
Accrued expenses and other current liabilities	6,880	2,005
Total current liabilities of discontinued operations*		37,948
Deferred tax liabilities	11,111	23,129
Other noncurrent liabilities	93	193
Total noncurrent liabilities of discontinued operations*		23,322
Total liabilities of discontinued operations	$49,846	$61,270

* The assets and liabilities of Hain Pure Protein are classified as current on the June 30, 2018 Consolidated Balance Sheet because it is probable that the sale will occur within the next twelve months of the Board of Directors’ approval.

6.    ACQUISITIONS

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

The costs related to all acquisitions have been expensed as incurred and are included in “Acquisition related expenses, restructuring, integration and other charges” in the Consolidated Statements of Income. Acquisition-related costs of $409, $2,035 and $3,679 were expensed in the fiscal years ended June 30, 2018, 2017 and 2016, respectively. The expenses incurred primarily related to professional fees and other transaction related costs associated with our recent acquisitions.

Fiscal 2018

On December 1, 2017, the Company acquired Clarks UK Limited (“Clarks”), a leading maple syrup and natural sweetener brand in the United Kingdom. Clarks produces natural sweeteners under the ClarksTM brand, including maple syrup, honey and carob, date and agave syrups, which are sold in leading retailers and used by food service and industrial customers in the United Kingdom. Consideration for the transaction, inclusive of a subsequent working capital adjustment, consisted of cash, net of cash acquired, totaling £9,179 (approximately $12,368 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results over the 18-month period following completion of the acquisition. Clarks is included in our United Kingdom operating segment. The purchase price allocation is based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuation is finalized. Net sales and income before income taxes attributable to the Clarks acquisition included in our consolidated results represented less than 1% of our consolidated results.

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

Fiscal 2016

On December 21, 2015, the Company acquired Orchard House Foods Limited (“Orchard House”), a leader in pre-cut fresh fruit, juices, fruit desserts and ingredients with facilities in Corby and Gateshead in the United Kingdom.  Orchard House supplies leading retailers, on-the-go food outlets, food service providers and manufacturers in the United Kingdom. Consideration for the transaction consisted of cash, net of cash acquired, totaling £76,923 (approximately $114,113 at the transaction date exchange rate). The acquisition was funded with borrowings under the Credit Agreement (as defined in Note 11, Debt and Borrowings). Additionally, contingent consideration of up to £3,000 was potentially payable to the sellers based on the outcome of a review by the Competition and Markets Authority (“CMA”) in the United Kingdom. As a result of this review, the Company agreed to divest certain portions of its own-label juice business in the fourth quarter of fiscal 2016. On September 15, 2017, the contingent consideration obligation referenced above was settled in the amount of £1,500. Orchard House is included in the United Kingdom operating and reportable segment. Net sales and income before income taxes attributable to the Orchard House acquisition and included in our consolidated results were $88,580 and $4,622, respectively, for the fiscal year ended June 30, 2016.

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

The following table provides unaudited pro forma results of continuing operations for the fiscal years ended June 30, 2016 as if the acquisitions of Orchard House and Mona had been completed at the beginning of fiscal 2016. The information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

Fiscal Year Ended
June 30, 2016
Net sales from continuing operations	$2,481,362
Net income from continuing operations	$31,412
Net income per common share from continuing operations - diluted	$0.30

7.    INVENTORIES

Inventories consisted of the following:

	June 30, 2018	June 30, 2017
Finished goods	$231,926	$214,547
Raw materials, work-in-progress and packaging	159,599	127,448
	$391,525	$341,995

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value. In the third quarter of fiscal 2018, the Company recorded an inventory write-down of $4,913 in connection with the discontinuance of slow moving SKUs as part of a product rationalization initiative.

8.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2018	June 30, 2017
Land	$28,378	$28,092
Buildings and improvements	83,289	83,648
Machinery and equipment	323,348	300,750
Computer hardware and software	54,092	50,773
Furniture and fixtures	17,894	15,613
Leasehold improvements	31,519	29,296
Construction in progress	17,280	11,134
	555,800	519,306
Less: Accumulated depreciation	245,628	227,440
	$310,172	$291,866

Depreciation expense for the fiscal years ended June 30, 2018, 2017, and 2016 was $33,973, $33,558 and $32,641, respectively.

During fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at three of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers for two facilities in the United States and to consolidate manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $6,344 non-cash impairment charge primarily related to the closures of these facilities and included $3,767 as assets held for sale within “Prepaid expenses and other current assets” in its June 30, 2018 Consolidated Balance Sheet. In connection with the planned closure of the facility in the United Kingdom, the Company expects to incur up to approximately $4,800 over the next twelve months, consisting primarily of costs associated with the early termination of an existing operating lease and employee severance costs.

Additionally, the Company discontinued additional slow moving SKUs in the United States as part of a product rationalization initiative. As a result, expected future cash flows are not expected to support the carrying value of certain machinery and equipment used to manufacture these products. As such, the Company recorded a $2,057 non-cash impairment charge to write down the value of these assets to fair value and included $686 as assets held for sale within “Prepaid expenses and other current assets” in its June 30, 2018 Consolidated Balance Sheet.

In fiscal 2017, the Company determined that it was more likely than not that certain fixed assets at one of its manufacturing facilities in the United Kingdom would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to exit its own-label chilled desserts business over the next twelve months. As such, the Company recorded a $23,712 non-cash impairment charge related to the long-lived assets associated with the own-label chilled desserts business to their estimated fair values, which was equal to its salvage value. Additionally, the Company recorded a $2,661 non-cash impairment charge related to fixed assets in the United States.

In fiscal 2016, the Company recorded a $3,476 non-cash impairment charge related to long-lived assets associated with the divestiture of certain portions of its own-label juice business in connection with its acquisition of Orchard House in the United Kingdom.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Rest of World	Total
Balance as of June 30, 2016 (a)	$605,702	$332,561	$80,984	$1,019,247
Acquisition activity	—	6,962	3,083	10,045
Reallocation of goodwill between reporting units (b)	(16,377)	—	16,377	—
Translation and other adjustments, net	(992)	(10,388)	980	(10,400)
Balance as of June 30, 2017 (a)	588,333	329,135	101,424	1,018,892
Acquisition activity	—	7,062	—	7,062
Reallocation of goodwill between reporting units (c)	(35,519)	35,519	—	—
Impairment charge	—	—	(7,700)	(7,700)
Translation and other adjustments, net	—	5,447	435	5,882
Balance as of June 30, 2018 (d)	$552,814	$377,163	$94,159	$1,024,136

(a) The total carrying value of goodwill is reflected net of $126,577 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment and $29,219 related to the Company’s Europe operating segment.

(b) Effective July 1, 2016, due to changes to the Company’s internal management and reporting structure resulting from the formation of Cultivate, certain brands previously included within the United States operating segment were moved to Cultivate, a new operating segment. Goodwill of $16,377 was reallocated to Rest of World in connection with this change.

(c) Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. Goodwill totaling $35,519 was reallocated to the United Kingdom reportable segment in connection with this change. The change in operating segments was deemed a triggering event, resulting in the Company performing an interim goodwill impairment analysis on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment indicators resulting from this analysis, which was performed in the first quarter of fiscal 2018. See Note 1, Business, and Note 19, Segment Information, for additional information on the Company’s operating and reportable segments.

(d) The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment, $29,219 related to the Company’s Europe operating segment and $7,700 related to the Company’s Cultivate operating segment.

Additions during the fiscal year ended June 30, 2018 were due to the acquisition of Clarks on December 1, 2017. The additions during fiscal year ended June 30, 2017 were due to the acquisitions of Better Bean and Yorkshire Provender on June 19, 2017 and April 28, 2017, respectively.

Beginning in the third quarter of fiscal 2018, operations of Hain Pure Protein have been classified as discontinued operations as discussed in Note 5, Discontinued Operations. Therefore, goodwill associated with Hain Pure Protein is presented as assets of discontinued operations in the consolidated financial statements.

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2018, in conjunction with its budgeting and forecasting process for fiscal year 2019, and concluded that no indicators of impairment existed at any of its reporting units except for its Cultivate reporting unit, which is included in the Rest of World. Based on the step one analysis performed, the Company concluded that the fair value of the Cultivate reporting unit was below its carrying value, indicating that the second step of the impairment test was necessary. The decline in the estimated fair value in the Cultivate reporting unit was primarily the result of lowered projected long-term revenue growth rates and profitability levels. Under the second step, the carrying value of the Cultivate reporting unit’s goodwill was compared to the implied fair value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. As a result of the allocation, the carrying value of goodwill exceeded its residual fair value. Accordingly, the Company recognized goodwill impairment of $7,700 in the fiscal year ended June 30, 2018.

As indicators of impairment existed within the Cultivate reporting unit, the Company performed an assessment of the recoverability for other long-lived assets, such as property, plant and equipment and finite-lived intangibles assets, namely customer relationships. The Company performed an assessment of the recoverability in accordance with the general valuation requirements set forth under

ASC Topic 360 - Accounting for the Impairment of Long-Lived Assets. The result of this assessment indicated that no impairment existed for these assets.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	June 30, 2018	June 30, 2017
Non-amortized intangible assets:
Trademarks and trade names (a)	$385,609	$384,917
Amortized intangible assets:
Other intangibles	239,323	232,112
Less: accumulated amortization	(114,545)	(95,801)
Net carrying amount	$510,387	$521,228

(a) The gross carrying value of trademarks and trade names is reflected net of $65,834 and $60,202 of accumulated impairment charges for the fiscal years ended June 30, 2018 and 2017, respectively.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trade names and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The result of this assessment for the year ended June 30, 2018 indicated that the fair value of certain of the Company’s trade names was below their carrying value, and therefore an impairment charge of $5,632 was recognized ($5,100 in the Rest of World and $532 in the United Kingdom segment) during the fiscal year ended June 30, 2018. During the fiscal year ended June 30, 2017, an impairment charge of $14,079 ($7,579 in the United Kingdom segment and $6,500 in the United States segment) related to certain of the Company’s trade names was recognized.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are being amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Amortization of intangible assets	$18,202	$16,988	$17,544

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2019	2020	2021	2022	2023
Estimated amortization expense	$15,675	$14,379	$13,913	$13,209	$12,620

The weighted average remaining amortization period of amortized intangible assets is 10.1 years.

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	June 30, 2017
Payroll, employee benefits and other administrative accruals	$75,918	$68,658
Facility, freight and warehousing accruals	20,970	20,019
Selling and marketing related accruals	15,546	9,734
Other accruals	3,567	8,316
	$116,001	$106,727

11.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	June 30, 2018	June 30, 2017
Unsecured revolving credit facility	$401,852	$733,715
Term loan	296,250	—
Less: Unamortized issuance costs	(692)	—
Tilda short-term borrowing arrangements	9,338	7,761
Other borrowings	7,358	8,285
	714,106	749,761
Short-term borrowings and current portion of long-term debt	26,605	9,626
Long-term debt, less current portion	$687,501	$740,135

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Second Amended and Restated Credit Agreement. The Credit Agreement provides for the extension of the Company’s existing $1,000,000 unsecured revolving credit facility through February 6, 2023 and provides for a $300,000 term loan. Under the Credit Agreement, the credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met.

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of June 30, 2018, there were $401,852 and $296,250 of borrowings outstanding under the unsecured credit facility and term loan, respectively, and $8,976 letters of credit outstanding under the Credit Agreement. As of June 30, 2018, $589,172 was available under the Credit Agreement, and the Company was in compliance with all associated covenants.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2018 was 3.51%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

The term loan has required installment payments due on the last day of each fiscal quarter commencing June 30, 2018 in an amount equal to $3,750 and can be prepaid in whole or in part without premium or penalty.

Credit Agreement Issuance Costs

The Company incurred debt issuance costs of approximately $3,646 in connection with the Credit Agreement, which were deferred and are being amortized as interest expense over the term of the Credit Agreement. Of these deferred debt issuance costs, $2,891 were associated with the revolving credit facility and are being amortized on a straight-line basis within other assets on the Company’s Consolidated Balance Sheet, and $755 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of term loan as a component of interest expense.

Tilda Short-Term Borrowing Arrangements

Tilda, a component of the Company’s United Kingdom reportable segment, maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 3.92% at June 30, 2018). As of June 30, 2018, there were $9,338 of borrowings under these arrangements.

Other Borrowings

Other borrowings include a cash pool facility in Europe and an uncommitted revolving credit facility in India.

The cash pool facility provides our Europe operating segment with sufficient liquidity to support the Company’s growth objectives within this segment. The maximum borrowings permitted under the cash pool arrangement are €12,500. Outstanding borrowings bear interest at variable rates typically based on EURIBOR plus a margin of 1.10% (weighted average interest rate of approximately 1.10% at June 30, 2018). As of June 30, 2018, there were $316 of borrowings under this facility.

During the third quarter of fiscal 2018, Tilda Hain India Private Limited, our subsidiary residing in India, entered into an uncommitted revolving credit facility to fund its working capital needs. The maximum borrowings permitted under the arrangement are $4,000. There were no amounts outstanding at June 30, 2018.

Maturities of all debt instruments at June 30, 2018, are as follows:

Due in Fiscal Year	Amount
2019	$26,605
2020	16,988
2021	16,857
2022	15,339
2023	638,154
Thereafter	163
$714,106

Interest paid during the fiscal years ended June 30, 2018, 2017 and 2016 amounted to $24,168, $18,819 and $24,208, respectively.

12.    INCOME TAXES

The components of income (loss) before income taxes and equity in earnings of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Domestic	$(13,936)	$47,781	$126,686
Foreign	95,138	40,097	(39,617)
Total	$81,202	$87,878	$87,069

The provision (benefit) for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2018	2017	2016
Current:
Federal	$(1,309)	$18,331	$9,953
State and local	1,383	(293)	1,668
Foreign	20,542	14,884	14,737
	20,616	32,922	26,358
Deferred:
Federal	(22,612)	(3,198)	30,711
State and local	1,973	960	5,017
Foreign	(864)	(8,218)	(2,635)
	(21,503)	(10,456)	33,093
Total	$(887)	$22,466	$59,451

For the fiscal year ended June 30, 2018, the Company paid cash for income taxes, net of refunds of $24,284. Cash paid for income taxes, net of (refunds), during the fiscal years ended June 30, 2017 and 2016 amounted to $(2,900) and $44,225, respectively.

The reconciliation of the U.S. federal statutory rate to our effective rate on income before provision for income taxes was as follows:

	Fiscal Year Ended June 30,
	2018	%	2017	%	2016	%
Expected United States federal income tax at statutory rate	$22,818	28.1%	$30,757	35.0%	$30,474	35.0%
State income taxes, net of federal benefit	2,774	3.4%	2,757	3.1%	4,263	4.9%
Domestic manufacturing deduction	—	—%	(846)	(1.0)%	(505)	(0.6)%
Foreign income at different rates	(7,174)	(8.8)%	(6,539)	(7.4)%	(4,051)	(4.7)%
Impairment of goodwill and intangibles	1,816	2.2%	—	—%	23,172	26.6%
Change in valuation allowance	119	0.1%	(60)	(0.1)%	5,067	5.8%
Corporate tax reorganization	—	—%	—	—%	(4,173)	(4.8)%
Unrealized foreign exchange losses	—	—%	807	0.9%	7,056	8.1%
Change in reserves for uncertain tax positions	(3,859)	(4.8)%	(4,417)	(5.0)%	1,448	1.7%
Tax Act’s transition tax (b)	7,054	8.7%	—	—%	—	—%
Tax Act’s impact of deferred taxes (a)	(25,006)	(30.8)%	—	—%	—	—%
Reduction of deferred tax liabilities resulting from change in United Kingdom tax rate	—	—%	(1,841)	(2.1)%	(4,942)	(5.7)%
Other	571	0.8%	1,848	2.2%	1,642	2.0%
(Benefit) provision for income taxes	$(887)	(1.1)%	$22,466	25.6%	$59,451	68.3%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things.

Due to the complexities involved in accounting for the Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company recorded the following reasonable estimates of the tax impact in its earnings for the fiscal year ended June 30, 2018.

(a) For the fiscal year ended June 30, 2018, the Company accrued a $25,006 provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%, and disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m).

(b) For the fiscal year ended June 30, 2018, the Company accrued a reasonable estimate of $7,054 of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986.

The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned reasonable estimate of $7,054 due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits, foreign tax paid and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax's reasonable estimate.

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments during fiscal 2019. Additionally, the Company will elect to pay the transition tax in installments over a period of 8 years, pursuant to the guidance of the new Internal Revenue Code Section 965.

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The Company will be subject to the GILTI provisions effective beginning July 1, 2018 and is in the process of analyzing its effects, including how to account for the GILTI provision from an accounting policy standpoint.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	June 30, 2018	June 30, 2017
Noncurrent deferred tax assets/(liabilities):
Basis difference on inventory	$9,139	$9,003
Reserves not currently deductible	11,060	23,111
Basis difference on intangible assets	(97,365)	(124,756)
Basis difference on property and equipment	(8,444)	(12,086)
Other comprehensive income	(133)	(768)
Net operating loss and tax credit carryforwards	12,414	19,049
Stock-based compensation	1,348	3,996
Other	41	(616)
Valuation allowances	(14,969)	(14,850)
Noncurrent deferred tax liabilities, net (1)	$(86,909)	$(97,917)

(1)	The June 30, 2017 the Consolidated Balance Sheet includes $429 of non-current deferred tax assets in Other Assets.

At June 30, 2018 and 2017, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $23,057 and $25,144, respectively, the majority of which will not expire until 2033. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382 which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. The Company had foreign NOL carryforwards of approximately $30,065 and $43,306 at June 30, 2018 and 2017, respectively, the majority of which are indefinite lived.

At each of June 30, 2018 and 2017, the Company had U.S. federal foreign tax credit carryforwards of approximately $877, which have various expiration dates through 2020.

As of June 30, 2018, the Company has not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $32,967 as the Company plans to reinvest such earnings indefinitely outside the United States. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred. Due to complexities in the laws of the U.S. and foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $14,969 and $14,850 at June 30, 2018 and 2017, respectively.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year Ended June 30,
	2018	2017
Balance at beginning of year	$14,850	$15,310
Additions charged to income tax expense	1,251	1,862
Reductions credited to income tax expense	(1,345)	(1,922)
Currency translation adjustments	213	(400)
Balance at end of year	$14,969	$14,850

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2018	2017	2016
Balance at beginning of year	$11,602	$16,019	$10,759
Additions based on tax positions related to the current year	118	217	4,276
Additions based on tax positions related to prior years	—	—	1,404
Reductions due to lapse in statute of limitations and settlements	(4,990)	(4,634)	(420)
Balance at end of year	$6,730	$11,602	$16,019

As of June 30, 2018, the Company had $6,730 of unrecognized tax benefits, of which $2,917 represents the amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2017 and 2016, the Company had $11,602 and $16,019, respectively, of unrecognized tax benefits of which $6,409 and $10,826, respectively, would impact the effective income tax rate in future periods. Accrued liabilities for interest and penalties were $82 and $460 at June 30, 2018 and 2017, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision (benefit) for income taxes in the consolidated financial statements.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2015. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carryforward balance would be subject to examination within the relevant statute of limitations for the year in which utilized. The Company is no longer subject to tax examinations in the United Kingdom for years prior to fiscal 2015. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. Although there are various tax audits currently ongoing, the Company does not believe the ultimate outcome of such audits will have a material impact on the Company’s consolidated financial statements.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s Common Stock. At June 30, 2018 and 2017, no preferred stock was issued or outstanding.

Accumulated Other Comprehensive Income (Loss)

The following table present the changes in accumulated other comprehensive income (loss):

	Fiscal Year Ended June 30,
	2018	2017
Foreign currency translation adjustments:
Other comprehensive loss before reclassifications (1)	$11,497	$(22,951)
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	39	196
Amounts reclassified into income (2)	(106)	(575)
Unrealized gain on available for sale investment:
Other comprehensive loss before reclassifications	(191)	(51)
Amounts reclassified into income (3)	—	13
Net change in accumulated other comprehensive income (loss)	$11,239	$(23,368)

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a gain of $493 and a loss of $18,385 for the fiscal years ended June 30, 2018 and 2017, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Income and, before taxes, were $132 and $1,233 for the fiscal years ended June 30, 2018 and 2017, respectively.

(3)
Amounts reclassified into income for gains on sale of available for sale investments were based on the average cost of the shares held (See Note 15, Investments and Joint Ventures). Such amounts are recorded in “Other (income)/expense, net” in the Consolidated Statements of Income and was $21 before taxes for the fiscal year ended June 30, 2017. There were no amounts reclassified into income for the fiscal year ended June 30, 2018.

14.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

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

2002 Long-Term Incentive and Stock Award Plan, as amended

In November 2002, our stockholders approved the 2002 Long-Term Incentive and Stock Award Plan. An aggregate of 3,200 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2014 Annual Meeting, the plan was amended to increase the number of shares issuable to 31,500 shares. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, performance shares, performance share units and other equity awards to employees, directors and consultants. Awards denominated in shares of common stock other than options and stock appreciation rights will be counted against the available share limit as two and seven hundredths shares for every one share covered by such award. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Stock option awards granted under the plan expire seven years after the date of grant. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. No awards shall be granted under this plan after November 20, 2024. As of June 30, 2018, no options are outstanding under the plan.

There were no options granted under this plan in fiscal years 2018, 2017 or 2016.

There were 685, 195 and 498 shares of restricted stock and restricted share units granted under this plan during fiscal years 2018, 2017 and 2016, respectively. Included in these grants during fiscal years 2018, 2017 and 2016 were 307, 0 and 366, respectively, of restricted stock and restricted share units granted under the Company’s long-term incentive programs, of which 307, 0 and 284, respectively, are subject to the achievement of minimum performance goals established under those programs (see “Long-Term Incentive Plan,” in this Note 14) or market conditions.

At June 30, 2018, 1,057 unvested restricted stock and restricted share units were outstanding under this plan, and there were 10,495 shares available for grant under this plan. At June 30, 2018, there were no options outstanding under this plan.

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

There were no options granted under this plan in fiscal years 2018, 2017 or 2016.

There were no shares of restricted stock granted under this plan during fiscal years 2018 and 2017. At June 30, 2018, no unvested restricted shares were outstanding, and there will be no further restricted shares or options granted under this plan.

Other Plans

At June 30, 2018, there were 122 options outstanding that were granted under the prior Celestial Seasonings plan.

Although no further awards can be granted under the 2000 Directors Stock Plan, as amended, or the prior Celestial Seasonings plan, the options and restricted stock outstanding continue in accordance with the terms of the respective plans and grants.

There were 11,678 shares of common stock reserved for future issuance in connection with stock-based awards as of June 30, 2018.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Income for stock-based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Compensation cost (included in selling, general and administrative expense)	$11,177	$9,658	$12,688
Related income tax benefit	$2,165	$3,622	$4,758

Stock-based compensation expense for the fiscal year ended June 30, 2018 included a net reduction of $2,222 in connection with the modification of Irwin D. Simon’s total share return (“TSR”) performance based awards granted on September 26, 2017. Refer to Note 3, Chief Executive Officer Succession Plan, for further discussion.

Stock Options

A summary of the stock option activity for the three fiscal years ended June 30 is as follows:

	2018	Weighted Average Exercise Price	2017	Weighted Average Exercise Price	2016	Weighted Average Exercise Price
Outstanding at beginning of year	122	$2.26	342	$6.66	1,249	$6.12
Exercised	—	$—	(220)	$9.10	(907)	$5.91
Outstanding at end of year	122	$2.26	122	$2.26	342	$6.66

Options exercisable at end of year	122	$2.26	122	$2.26	342	$6.66

	Fiscal Year Ended June 30,
	2018	2017	2016
Intrinsic value of options exercised	$—	$6,507	$27,147
Cash received from stock option exercises	$—	$—	$—
Tax benefit recognized from stock option exercises	$—	$2,538	$10,587

For options outstanding and exercisable at June 30, 2018, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $3,358, and the weighted average remaining contractual life was 13.0 years. At June 30, 2018, there was no unrecognized compensation expense related to stock option awards.

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

A summary of the restricted stock and restricted share units activity for the three fiscal years ended June 30 is as follows:

	2018	Weighted Average Grant Date Fair Value (per share)	2017	Weighted Average Grant Date Fair Value (per share)	2016	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units - beginning of year	992	$27.59	1,121	$28.24	1,145	$32.30
Granted	685	$26.13	195	$33.68	416	$24.54
Vested	(433)	$36.68	(290)	$33.89	(408)	$35.13
Forfeited	(187)	$31.15	(34)	$29.88	(32)	$45.83
Non-vested restricted stock and restricted share units - end of year	1,057	$22.29	992	$27.59	1,121	$28.24

The table above included the impact of the effective forfeiture of 164 TSR shares granted to our CEO on September 26, 2017 (the Company’s first fiscal quarter) at a fair value of $31.60 and a re-grant of 164 TSR shares at a fair value of $3.19 per share in the Company’s fourth fiscal quarter. The lower fair value per share is attributable to the lower likelihood of attainment. Refer to Note 3, Chief Executive Officer Succession Plan, for further discussion.

	Fiscal Year Ended June 30,
	2018	2017	2016
Fair value of restricted stock and restricted share units granted	$17,898	$6,567	$10,203
Fair value of shares vested	$15,736	$9,866	$18,917
Tax benefit recognized from restricted shares vesting	$5,235	$3,768	$7,139

On July 3, 2012, the Company entered into a Restricted Stock Agreement with Irwin D. Simon, the Company’s Chairman, President and Chief Executive Officer. The Restricted Stock Agreement provides for a grant of 800 shares of restricted stock (the “Shares”), the vesting of which is both market and time-based. The market condition is satisfied in increments of 200 Shares upon the Company’s common stock achieving four share price targets. On the last day of any forty-five consecutive trading day period during which the average closing price of the Company’s common stock on the Nasdaq Global Select Market equals or exceeds the following prices: $31.25, $36.25, $41.25 and $50.00, respectively, the market condition for each increment of 200 Shares will be satisfied. The market conditions were required to be satisfied prior to June 30, 2017. Once each market condition has been satisfied, a tranche of 200 Shares will vest in equal amounts annually over a five-year period. Except in the case of a change of control, termination without cause, death or disability (each as defined in Mr. Simon’s Employment Agreement), the unvested Shares are subject to forfeiture unless Mr. Simon remains employed through the applicable market conditions and time vesting periods. The grant date fair value for each tranche was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment and the time frame most likely for goal attainment. The total grant date fair value of the Shares was estimated to be $16,151, which was expected to be recognized over a weighted-average period of approximately 4.0 years. On September 28, 2012, August 27, 2013, December 13, 2013 and October 22, 2014, the four respective market conditions were satisfied. As such, the four tranches of 200 Shares each are expected to vest in equal amounts over the five-year period commencing on the first anniversary of the date the market condition for the respective tranche was satisfied. Under the terms of the Succession Agreement with Mr. Simon executed on June 24, 2018, the fourth tranche will vest on the Succession Date as defined. Refer to Note 3, Chief Executive Officer Succession Plan, for further discussion.

At June 30, 2018, $12,833 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards, inclusive of the Shares, was expected to be recognized over a weighted-average period of approximately 1.8 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of two performance-based long-term incentive plans (the “2016-2018 LTIP” and “2017-2019 LTIP”) that provide for a combination of equity grants and performance awards that can be earned over a three-year performance period. Participants in the LTI Plans include the Company’s executive officers, including the CEO, and certain other key executives.

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

The Company maintained a two-year performance-based long term incentive plan, the 2015-2016 LTIP, whereby the Compensation Committee granted each participant an initial award in the form of equity-based instruments (restricted stock or restricted share units), for a portion of the individual target awards (the “Initial Equity Grants”). These Initial Equity Grants were subject to the achievement of minimum performance goals and vested on a pro rata basis over the three-year period. The 2015-2016 LTIP awards contained an additional year of time-based vesting. The Initial Equity Grants were expensed over the vesting period of three years on a straight-line basis through November 2017.

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

The Company has recorded expense (in addition to the stock-based compensation expense associated with the Initial Equity Grants and the TSR Grant) of $1,313 and $4,044, for the fiscal years ended June 30, 2018 and 2017, respectively, related to the LTI plans. In the fiscal year ended June 30, 2016, the Company recorded a reversal of expense of $2,037 related to the LTI plans.

15.    INVESTMENTS AND JOINT VENTURES

Equity method investments

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority-owned subsidiary of CK Hutchison Holdings Limited, to market and distribute certain of the Company’s brands in Hong Kong, China and other surrounding markets. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote, and therefore, the investment is being accounted for under the equity method of accounting. At June 30, 2018 and June 30, 2017, the carrying value of the Company’s 50.0% investment in and advances to HHO were $3,020 and $1,629, respectively, and are included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors. During fiscal 2018, the Company’s ownership interest was reduced to 13.4% due to the distribution of additional ownership interests. Further ownership interest distributions could potentially dilute the Company’s ownership interest to as low as 11.9%. At June 30, 2018 and June 30, 2017, the carrying value of the Company’s investment in Chop’t was $15,524 and $16,487, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

In the fiscal year ended June 30, 2018, the Company made cash contributions of $1,489 to its joint venture, Hain Future Natural Products Private Ltd. (“HFN”). This joint venture is with Future Consumer Ltd (“Future”), which is part of the Future Group, a conglomerate primarily engaged in the consumer and retail business in India. The joint venture was created to market and distribute certain of the Company’s brands in India. Voting control of the joint venture is shared equally between the Company and Future and is being accounted for under the equity method of accounting. At June 30, 2018, the carrying value of the Company’s 50.0% investment in HFN was $1,489 and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

Available-For-Sale Securities

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an available-for-sale security. The Company sold 102 of its YHS shares during the fiscal year ended June 30, 2017, which resulted in a pre-tax loss of $21 on the sales, and is recognized as a component of “Other (income)/expense, net.” No shares were sold during the fiscal year ended June 30, 2018. The shares held at June 30, 2018 totaled 933. The fair value of these shares held was $692 (cost basis of $1,164) at June 30, 2018 and $882 (cost basis of $1,164) at June 30, 2017 and is included in “Investments and joint ventures,” with the related unrealized gain or loss, net of tax, included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The Company concluded that the decline in its YHS investment below its cost basis is temporary and, accordingly, has not recognized a loss in the Consolidated Statements of Income. In making this determination, the Company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of YHS, the magnitude of the loss compared to the investment’s cost and publicly available information about the industry and geographic region in which YHS operates.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$99	$99	$—	$—
Forward foreign currency contracts	365	—	365	—
Available for sale securities	692	692	—	—
	$1,156	$791	$365	$—
Liabilities:
Forward foreign currency contracts	$27	$—	$27	$—
Contingent consideration, noncurrent	1,909	—	—	1,909
Total	$1,936	$—	$27	$1,909

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$21,800	$21,800	$—	$—
Forward foreign currency contracts	99	—	99	—
Available for sale securities	882	882	—	—
	$22,781	$22,682	$99	$—
Liabilities:
Forward foreign currency contracts	53	—	53	—
Contingent consideration, current	2,656	—	—	2,656
Total	$2,709	$—	$53	$2,656

Available for sale securities consist of the Company’s investment in YHS (see Note 15, Investments and Joint Ventures).  Fair value is measured using the market approach based on quoted prices.  The Company utilizes the income approach to measure fair value for its foreign currency forward contracts.  The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices.

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

The following table summarizes the Level 3 activity:

	Fiscal Year Ended June 30,
	2018	2017
Balance at beginning of year	$2,656	$3,553
Fair value of initial contingent consideration	1,547	2,652
Contingent consideration adjustment	(2,281)	526
Contingent consideration paid	—	(3,969)
Translation adjustment	(13)	(106)
Balance at end of year	$1,909	$2,656

The change in fair value of contingent consideration is included in acquisition related expenses, restructuring, integration and other charges in the Company’s Consolidated Statement of Income. In the fiscal year ended June 30, 2018, the Company recorded a net benefit of $2,281 primarily due to a decrease in the fair value of contingent consideration primarily related to Better Bean due to lower probability of achievement of specified operating results.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2018 or 2017.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (See Note 11, Debt and Borrowings).

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

Derivative instruments designated at inception as hedges are measured for effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in off-setting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the fiscal years ended June 30, 2018 and June 30, 2017.

There were no cash flow hedges outstanding as of June 30, 2018. The notional and fair value amounts of cash flow hedges at June 30, 2017 were $1,828 and $84 of net assets, respectively. There were no fair value hedges outstanding as of June 30, 2018 and June 30, 2017.

The notional and fair value amounts of derivatives not designated as hedges at June 30, 2018 were $20,986 and $338 of net assets, respectively. There were $6,114 of notional amount and $38 of net liabilities of derivatives not designated as hedges as of June 30, 2017.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s consolidated statements of operations based upon the nature of the underlying hedged transaction and were not material in the fiscal years ended June 30, 2018 and 2017.

17.    COMMITMENTS AND CONTINGENCIES

Lease commitments and rent expense

The Company leases office, manufacturing and warehouse space. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2018 are as follows:

Fiscal Year
2019	$16,382
2020	14,044
2021	10,566
2022	9,453
2023	8,848
Thereafter	44,360
$103,653

Rent expense charged to operations for the fiscal years ended June 30, 2018, 2017 and 2016 was $36,054, $35,153 and $32,444, respectively.

Off Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”).  On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel.  Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs.  On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member.  The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”).  The Amended Complaint names as defendants the Company and certain of its current and former officers (collectively, the “Defendants”) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss on October 3, 2017. Co-Lead Plaintiffs filed an opposition on December 1, 2017, and Defendants filed the reply on January 16, 2018. On April 4, 2018, the Court requested additional briefing relating to certain aspects of Defendants’ motion to dismiss. In accordance with this request, Lead Plaintiffs submitted their supplemental brief on April 18, 2018, and Defendants submitted an opposition on May 2, 2018. Lead Plaintiffs filed a reply brief on May 9, 2018, and Defendants submitted a sur-reply on May 16, 2018.

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

To date, the Company has answered the complaint, denying the allegations, and engaged in discovery, including fact discovery and expert discovery. The Court bifurcated the trial into two phases for liability and remedies respectively, and the first phase of the trial is expected to be limited to determining liability and the Company’s establishment of the “no significant risk level.”

The parties sought a continuance of the trial date to January 14, 2019 and a stay of the litigation through October 13, 2018 in order to pursue mediation. On August 27, 2018, the Court issued an order granting the parties’ stipulation and continuing the trial date to January 14, 2019 per the parties’ request.

SEC Investigation

As previously disclosed, the Company voluntarily contacted the SEC in August 2016 to advise it of the Company’s delay in the filing of its periodic reports and the performance of the independent review conducted by the Audit Committee.  The Company has reached an agreement with the staff, subject to approval by the commission, that fully resolves this matter, without any finding of intentional wrongdoing and without any monetary penalty, while noting the Company’s ongoing cooperation.  The settlement, if approved, relates to the Company’s previously disclosed material weakness in internal controls over financial reporting.

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

18.    DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2018, 2017 and 2016, we made contributions to the Plan of $1,371, $1,367 and $1,236, respectively, including with respect to employees of Hain Pure Protein.

In addition, while certain of our international subsidiaries maintain separate defined contribution plans for their employees, the amounts are not significant to the Company’s consolidated financial statements.

19.    SEGMENT INFORMATION

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

Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen®brand, which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. Beginning in the third quarter ended March 31, 2018, the Hain Pure Protein operations were classified as discontinued operations as discussed in “Note 5, Discontinued Operations.” Therefore, segment information presented excludes the results of Hain Pure Protein. As a result, the Company is now managed in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Europe, Canada and Cultivate.

The prior period segment information contained below has been adjusted to reflect the Company’s revised operating and reporting structure.

Net sales and operating income are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and Other.” Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, acquisition related expenses, restructuring and integration charges, impairment charges and accounting review costs are included in “Corporate and Other.” Expenses that are managed centrally but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Years Ended June 30,
	2018	2017	2016
Net Sales: (1)
United States	$1,084,871	$1,107,806	$1,164,817
United Kingdom	938,029	851,757	859,183
Rest of World	434,869	383,942	368,864
	$2,457,769	$2,343,505	$2,392,864

Operating Income:
United States	$86,319	$145,307	$188,671
United Kingdom	56,046	51,948	70,809
Rest of World	38,660	32,010	27,898
	181,025	229,265	287,378
Corporate and Other (2)	(74,985)	(119,842)	(168,577)
	$106,040	$109,423	$118,801

(1)
One of our customers accounted for approximately 11%, 12%, and 12% of our consolidated net sales for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, which were primarily related to the United States and United Kingdom segments. A second customer accounted for approximately, 11%, 11% and 12% of our consolidated net sales for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, which were primarily related to the United States segment.

(2)
For the fiscal year ended June 30, 2018, Corporate and Other included $12,841 of acquisition related expenses, restructuring, integration and other charges and $9,293 of accounting review and remediation costs, net of insurance proceeds. Corporate and Other for the fiscal year ended June 30, 2018 also included impairment charges of $5,632 ($5,100 related to Rest of

World and $532 related to the United Kingdom segment) related to certain of the Company’s trade names. For the fiscal year ended June 30, 2017, Corporate and Other included $29,562 of accounting review and remediation costs, $10,388 of acquisition related expenses, restructuring, integration and other charges. Corporate and Other for the fiscal year ended June 30, 2017 also included impairment charges of $14,079 ($7,579 related to the United Kingdom segment and $6,500 related to the United States segment) related to certain of the Company’s trade names, a $26,373 impairment charge primarily related to long-lived assets associated with the exit of certain portions of our own-label chilled desserts business in the United Kingdom segment. For the fiscal year ended June 30, 2016, Corporate and Other included $12,065 of acquisition related expenses, restructuring, integration and other charges, goodwill impairment charges of $84,548 related to the United Kingdom segment, an impairment charge of $39,724 ($20,932 related to the United Kingdom segment and $18,792 related to the United States segment) related to certain of the Company’s trade names and a $3,476 impairment charge related to long-lived assets associated with the divestiture of certain portions of our own-label juice business in the United Kingdom.

The Company’s net sales by product category are as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Grocery	$1,842,535	$1,743,860	$1,800,640
Snacks	302,795	312,784	307,797
Personal Care	196,245	176,408	171,669
Tea	116,194	110,453	112,758
Total	$2,457,769	$2,343,505	$2,392,864

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
United States	$1,144,832	$1,167,688	$1,237,240
United Kingdom	938,029	851,757	859,183
All Other	374,908	324,060	296,441
Total	$2,457,769	$2,343,505	$2,392,864

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic region are as follows:

	Fiscal Year Ended June 30,
	2018	2017
United States	$99,650	$112,373
United Kingdom	174,214	165,334
All Other	86,700	63,392
Total	$360,564	$341,099

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the Company’s consolidated quarterly results of operations is as follows. The sum of the net income per share from continuing operations for each of the four quarters may not equal the net income per share for the full year, as presented, due to rounding.

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net sales	$619,598	$632,720	$616,232	$589,219
Gross profit	$125,097	$133,013	$133,950	$123,388
Operating income	$16,580	$29,254	$30,965	$29,241
Income before income taxes and equity in earnings of equity-method investees	$5,838	$24,032	$25,246	$26,086
Net (loss) income from continuing operations	$(4,556)	$25,241	$43,130	$18,613
Net (loss) income from discontinued operations, net of tax	$(65,385)	$(12,555)	$3,973	$1,233
Net (loss) income	$(69,941)	$12,686	$47,103	$19,846

Net income (loss) per common share:
Basic net (loss) income per common share from continuing operations	$(0.04)	$0.24	$0.42	$0.18
Basic net (loss) income per common share from discontinued operations	$(0.63)	$(0.12)	$0.04	$0.01
Basic net income (loss) per common share	$(0.67)	$0.12	$0.45	$0.19

Diluted net (loss) income per common share from continuing operations	$(0.04)	$0.24	$0.41	$0.18
Diluted net (loss) income per common share from discontinued operations	$(0.63)	$(0.12)	$0.04	$0.01
Diluted net income (loss) per common share	$(0.67)	$0.12	$0.45	$0.19

The quarter ended June 30, 2018 was impacted by goodwill impairment charges of $7,700 ($5,553 net of tax) in the Cultivate operating segment, impairment charges of $5,632 ($5,192 net of tax) related to indefinite-lived intangible assets (trade names), as well as a $113 ($104 net of tax) impairment charge primarily related to the closure of manufacturing facilities in the United States. Additionally, the quarter ended June 30, 2018 was impacted by $2,887 ($1,941 net of tax) related to professional fees associated with our internal accounting review and remediation costs, net of insurance proceeds. Net loss from discontinued operations in the quarter ended June 30, 2018 was impacted by asset impairment charges of $78,464 to adjust the carrying value of Hain Pure Protein to its fair value, less its cost to sell.

The quarter ended March 31, 2018 was impacted by impairment charges of $2,557 ($2,050 net of tax) primarily related to the closure of a manufacturing facility of certain soup products in the United Kingdom, as well as an impairment charge of $2,057 ($1,648 net of tax) related to the discontinuation of additional slow moving SKUs in the United States as part of an ongoing product rationalization initiative. Additionally, the quarter ended March 30, 2018 was impacted by $3,313 ($2,654 net of tax) related to professional fees associated with our internal accounting review and remediation costs.

The quarter ended December 31, 2017 was impacted by impairment charges of $3,449 ($2,593 net of tax) related to the closure of a facility in the United States, as well as $4,451 ($3,346 net of tax) related to professional fees associated with our internal accounting review and remediation costs.

The quarter ended September 30, 2017 was impacted by $3,642 ($2,638 net of tax) related to professional fees associated with our internal accounting review and insurance proceeds of $5,000 ($3,622 net of tax) related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters.

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Net sales	$602,891	$588,798	$587,021	$564,795
Gross profit	$143,862	$139,203	$130,011	$106,320
Operating income	$7,174	$49,621	$37,859	$14,769
Income before income taxes and equity in earnings of equity-method investees	$1,366	$42,150	$34,116	$10,246
Net (loss) income from continuing operations	$(1,504)	$32,824	$24,769	$9,452
Net income (loss) from discontinued operations, net of tax	$1,817	$(1,496)	$2,417	$(849)
Net income	$313	$31,328	$27,185	$8,604

Net income (loss) per common share:
Basic net (loss) income per common share from continuing operations	$(0.01)	$0.32	$0.24	$0.09
Basic net income (loss) per common share from discontinued operations	$0.02	$(0.01)	$0.02	$(0.01)
Basic net income per common share	$—	$0.30	$0.26	$0.08

Diluted net (loss) income per common share from continuing operations	$(0.01)	$0.31	$0.24	$0.09
Diluted net income (loss) per common share from discontinued operations	$0.02	$(0.01)	$0.02	$(0.01)
Diluted net income per common share	$—	$0.30	$0.26	$0.08

The quarter ended June 30, 2017 was impacted by impairment charges of $14,079 ($10,733 net of tax) related to indefinite-lived intangible assets (trade names), as well as a $26,373 ($20,877 net of tax) impairment charge primarily related to long-lived assets associated with the exit of certain portions of our own-label chilled desserts business in the United Kingdom. Additionally, the quarter ended June 30, 2017 was impacted by $9,473 ($6,773 net of tax) related to professional fees associated with our internal accounting review.

The quarters ended March 31, 2017, December 31, 2016 and September 30, 2016 were impacted by $7,124 ($5,029 net of tax), $7,005 ($5,050 net of tax) and $5,960 ($4,112 net of tax), respectively, related to professional fees associated with our internal accounting review.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting described below.

While the material weakness described below did not result in a material misstatement to the Company’s consolidated financial statements for any period in the three-year period ended June 30, 2018, it did represent a material weakness as of June 30, 2018, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected on a timely basis. Notwithstanding the identified material weakness, management, including our CEO and CFO, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with US. GAAP. In addition, as discussed below, the Company has taken steps to remediate the material weakness.

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

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of June 30, 2018 due to material weakness in our internal control over financial reporting, which is disclosed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of our internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting as of June 30, 2018:

•
The Company did not design and maintain effective controls over the accumulation, transmission and recording in the general ledger of the physical inventory count results in North America, as well as the documentation evidencing review of certain inventory reserves. Principal contributing factors included: (i) insufficient design and operating effectiveness of management review controls including the appropriate level of precision required to mitigate the potential for a material misstatement related to the recording of physical inventory count results and (ii) for certain inventory reserves, insufficient documentation evidencing management’s review to support accounting estimates.

This material weakness represents a component of the “Ineffective Control Environment” material weakness previously identified by the Company in its Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Form 10-K”). While we have implemented internal controls to remediate this material weakness (as further described below under the heading “Changes in Internal Control over Financial Reporting”), it has yet to be fully remediated as of June 30, 2018.

As the control deficiencies discussed above create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, we concluded that the deficiencies represented a material weakness in our internal control over financial reporting as of June 30, 2018.

The Company acquired Clarks UK Limited (“Clarks”) acquired by the Company on December 1, 2017. We have excluded Clarks from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. Clarks accounted for less than one percent of total assets and net assets at June 30, 2018, and less than one percent of revenues and net income for the fiscal year ended June 30, 2018.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weakness. These remediation efforts, summarized below, which have been implemented, or are in process of implementation, are intended to both address the identified material weakness and to enhance our overall financial control environment. In this regard, our initiatives include:

•
Organizational Enhancements - The Company has identified and implemented several organizational enhancements as follows: (i) the hiring, in July 2018, of a Senior Vice President of Inventory Control, Logistics and Warehousing, (ii) the commencement of a search to replace a Director of Operations in the Inventory Control group responsible for North America, and (iii) the hiring in March 2018 of a Director of Supply Chain Finance.

•
Design Enhancements - The Company is utilizing external resources to support its efforts to rework certain control gaps including the modification of controls directly related to the accumulation, transmission and recording in the general ledger of the physical count results.

•
Training - Training will be provided to relevant personnel reinforcing existing Company policies with regards to the appropriate steps and procedures required to be performed related to the execution, documentation and recording of physical count results, as well as the appropriate level of documentation required to evidence the review of inventory reserves.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. The material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are working to have this material weakness remediated as soon as possible and progress has been made to date. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures.

Changes in Internal Control over Financial Reporting

In addition to the ongoing remediation efforts described above, the Company concluded that two of the material weaknesses identified in the 2017 Form 10-K, “Ineffective Information Technology General Controls and IT Dependent Controls” and “Revenue Recognition” have been remediated (the “Remediated Material Weaknesses”).

During the quarter ended June 30, 2018, the Company completed the implementation of the following remedial measures designed to address both the Remediated Material Weaknesses and as part of the Company’s ongoing remediation efforts with respect to the previously disclosed material weakness related to an “Ineffective Control Environment,” the remaining aspects of which are narrowly defined above.

•
Organizational Enhancements - The Company has implemented several organizational enhancements as follows: (i) the creation of a new position, Global Revenue Controller, which has been filled and is responsible for all aspects of the Company's revenue recognition policies, procedures and the proper application of accounting to the Company’s sales arrangements; (ii) the hiring of a new Controller for the Company’s United States segment, who is responsible for all accounting functions in the United States segment; (iii) the establishment of an internal audit function that reports directly to the Audit Committee; (iv) the hiring of a new Chief Compliance Officer, who is focused on establishing standards and implementing procedures to ensure that the compliance programs throughout the Company are effective and efficient in identifying, preventing, detecting and correcting noncompliance with applicable rules and regulations; and (v) the enhancement of the Company’s organizational structure over all finance functions and an increase of the Company’s accounting personnel with people that have the knowledge, experience, and training in U.S. GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial reporting and disclosure processes is maintained.

•
Information Technology General Controls and IT Dependent Controls -The Company has implemented several enhancements including: (i) the hiring of a new Chief Information Officer; (ii) the centralization of the management of certain key IT systems under the corporate IT organization to provide consistent user access and change management controls; (iii) the establishment of a more comprehensive review and approval process for authorizing and monitoring user access to key systems; and (iv) the evaluation of the design and implementation of the process-level controls over the existence, completeness and accuracy of data included in various reports and spreadsheets that support the financial statements.

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

•
Training Practices - The Company has developed and executed a comprehensive revenue recognition and contract review training program. This training focused on senior-level management and customer-facing employees as well as finance, sales and marketing personnel.

Except for the foregoing, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
The Hain Celestial Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited The Hain Celestial Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, The Hain Celestial Group, Inc. and subsidiaries (the Company) have not maintained effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Clarks UK Limited (“Clarks”), acquired on December 1, 2017, which is included in the 2018 consolidated financial statements of the Company and constituted less than 1% of total assets as of June 30, 2018 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Clarks.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not design and maintain effective controls over the accumulation, transmission and recording in the general ledger of the physical inventory count results in North America, as well as the documentation evidencing review of certain inventory reserves. Principal contributing factors included: (i) insufficient design and operating effectiveness of management review controls including the appropriate level of precision required to mitigate the potential for a material misstatement related to the recording of physical inventory count results and (ii) for certain inventory reserves, insufficient documentation evidencing management’s review to support accounting estimates.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated August 29, 2018, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Jericho, New York

August 29, 2018

Item 9B.     Other Information

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2018.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2018.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2018.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2018.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2018.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1)
Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2018 and 2017
Consolidated Statements of Income - Fiscal Years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(a)(2)
Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.  All other financial schedules are not required under the related instructions, or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe (i)	Deductions - describe (ii)	Balance at end of period
Fiscal Year Ended June 30, 2018:
Allowance for doubtful accounts	$1,447	$1,880	$49	$(1,290)	$2,086
Valuation allowance for deferred tax assets	$14,850	$1,251	$—	$(1,132)	$14,969

Fiscal Year Ended June 30, 2017:
Allowance for doubtful accounts	$936	$1,077	$149	$(715)	$1,447
Valuation allowance for deferred tax assets	$15,310	$1,862	$—	$(2,322)	$14,850

Fiscal Year Ended June 30, 2016:
Allowance for doubtful accounts	$896	$208	$54	$(222)	$936
Valuation allowance for deferred tax assets	$10,926	$7,484	$—	$(3,100)	$15,310
Amounts above are inclusive our Hain Pure Protein reporting segment classified as discontinued operations

(i)	Represents the allowance for doubtful accounts of the business acquired during the fiscal year

(ii)	Amounts written off and changes in exchange rates

(a)(3)     Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately following “Item 16. Form 10-K Summary,”, which is incorporated herein by reference.

Item 16.        Form 10-K Summary

None.

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

3.3	The Hain Celestial Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017).
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

10.1
Third Amended and Restated Credit Agreement, dated February 6, 2018 among the Company, Hain Pure Protein Corporation, certain other wholly-owned Subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, U.S. Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited and Bank of America, N.A., Canada Branch, as Global Swing Line Lenders, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, Farm Credit East, ACA and JP Morgan Chase Bank, N.A., as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018.

10.2*
Cooperation Agreement dated as of September 27, 2017 by and among The Hain Celestial Group, Inc., a Delaware corporation, and with certain individuals affiliated with and investment funds managed by Engaged Capital, LLC listed on Annex A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2017).

10.3*	2000 Directors Stock Plan (incorporated by reference to Annex A to the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement dated February 18, 2009).
10.4*
The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

10.5*	The Hain Celestial Group, Inc. 2015-2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).
10.6*
Employment Agreement between the Company and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Commission on November 14, 2003), as amended as described in the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006.

10.6.1*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2009).

10.6.2*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2009).

10.6.3*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2012).

10.6.4*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated November 2, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2012).

10.6.5*
Amendment to Employment Agreement between the Company and Irwin D. Simon dated September 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2014).

10.6.6*
Succession Agreement dated as of June 24, 2018, by and between The Hain Celestial Group, Inc., a Delaware corporation, and Irwin D. Simon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018).

10.7*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the SEC on February 9, 2005).

10.7.1
Form of Indemnification Agreement between the Company and certain directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.8*
Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed with the SEC on February 9, 2005).

10.9*
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

10.14*
Form of the Change in Control Agreement between the Company and John Carroll (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2009).

10.15*	Form of the Offer Letter Amendments between the Company and John Carroll (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2009).
10.16*
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

10.18*
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

10.20*
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

10.22*
Restricted Stock Agreement between the Company and Irwin D. Simon, dated as of July 3, 2012 (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2012).

10.23*
Form of Performance Unit Agreement with the Company’s executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2016-2018 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2016).

10.24*
Offer Letter between the Company and Gary Tickle, dated June 21, 2017 (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 13, 2017)

10.25*
Offer Letter between the Company and James Langrock, dated June 22, 2017, (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 13, 2017)

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
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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

THE HAIN CELESTIAL GROUP, INC.

Date:	August 29, 2018	/s/ Irwin D. Simon
Irwin D. Simon, Chairman, President and Chief Executive Officer

Date:	August 29, 2018	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irwin D. Simon	President, Chief Executive Officer and Chairman of the Board of Directors	August 29, 2018
Irwin D. Simon

/s/ James Langrock	Executive Vice President and Chief Financial Officer	August 29, 2018
James Langrock

/s/ Michael McGuinness	Senior Vice President and Chief Accounting Officer	August 29, 2018
Michael McGuinness

/s/ Celeste A. Clark	Director	August 29, 2018
Celeste A. Clark

/s/ Andrew R. Heyer	Director	August 29, 2018
Andrew R. Heyer

/s/ R. Dean Hollis	Director	August 29, 2018
R. Dean Hollis

/s/ Shervin J. Korangy	Director	August 29, 2018
Shervin J. Korangy

/s/ Roger Meltzer	Director	August 29, 2018
Roger Meltzer

/s/ Adrianne Shapira	Director	August 29, 2018
Adrianne Shapira

/s/ Jack L. Sinclair	Director	August 29, 2018
Jack L. Sinclair

/s/ Glenn W. Welling	Director	August 29, 2018
Glenn W. Welling

/s/ Dawn M. Zier	Director	August 29, 2018
Dawn M. Zier

/s/ Lawrence S. Zilavy	Director	August 29, 2018
Lawrence S. Zilavy