Form 10-Q
period 2018-09-30
HAIN CELESTIAL GROUP INC
filed 2018-11-08
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of November 5, 2018, there were 104,063,382 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products, changes to the competitive environment, changes to consumer preferences, our ability to manage our supply chain effectively, changes in raw materials, freight, commodity costs and fuel, consolidation of customers, reliance on independent distributors, general economic and financial market conditions, risks associated with our international sales and operations, our ability to execute and realize cost savings initiatives, including, but not limited to, cost reduction initiatives under Project Terra and stock-keeping unit (“SKU”) rationalization plans, the identification and remediation of material weaknesses in our internal controls over financial reporting, our ability to manage our financial reporting and internal control system processes, potential liabilities due to legal claims, government investigations and other regulatory enforcement actions, costs incurred due to pending and future litigation, the availability of key personnel and changes in management team, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to identify and complete acquisitions or divestitures and integrate acquisitions, the availability of organic and natural ingredients, the reputation of our brands, risks relating to the protection of intellectual property, cybersecurity risks, unanticipated expenditures and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 under the heading “Risk Factors” and Part II, Item 1A, “Risk Factors” set forth herein, as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND JUNE 30, 2018
(In thousands, except par values)

	September 30,	June 30,
	2018	2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$55,871	$106,557
Accounts receivable, less allowance for doubtful accounts of $1,850 and $1,828, respectively	246,519	252,708
Inventories	414,479	391,525
Prepaid expenses and other current assets	58,183	59,946
Current assets of discontinued operations	239,809	240,851
Total current assets	1,014,861	1,051,587
Property, plant and equipment, net	315,926	310,172
Goodwill	1,019,693	1,024,136
Trademarks and other intangible assets, net	502,356	510,387
Investments and joint ventures	21,153	20,725
Other assets	29,041	29,667
Total assets	$2,903,030	$2,946,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,418	$229,993
Accrued expenses and other current liabilities	136,890	116,001
Current portion of long-term debt	28,498	26,605
Current liabilities of discontinued operations	46,407	49,846
Total current liabilities	438,213	422,445
Long-term debt, less current portion	693,429	687,501
Deferred income taxes	73,223	86,909
Other noncurrent liabilities	12,741	12,770
Total liabilities	1,217,606	1,209,625
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 108,507 and 108,422 shares, respectively; outstanding: 104,002 and 103,952 shares, respectively	1,085	1,084
Additional paid-in capital	1,148,330	1,148,196
Retained earnings	840,906	878,516
Accumulated other comprehensive loss	(197,411)	(184,240)
	1,792,910	1,843,556
Less: Treasury stock, at cost, 4,505 and 4,470 shares, respectively	(107,486)	(106,507)
Total stockholders’ equity	1,685,424	1,737,049
Total liabilities and stockholders’ equity	$2,903,030	$2,946,674
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2018	2017
Net sales	$560,833	$589,219
Cost of sales	461,239	465,831
Gross profit	99,594	123,388
Selling, general and administrative expenses	82,257	86,081
Amortization of acquired intangibles	3,905	4,574
Project Terra costs and other	10,333	4,850
Chief Executive Officer Succession Plan expense, net	19,553	—
Accounting review and remediation costs, net of insurance proceeds	3,414	(1,358)
Long-lived asset impairment	4,236	—
Operating (loss) income	(24,104)	29,241
Interest and other financing expense, net	7,705	6,282
Other expense/(income), net	600	(3,127)
(Loss) income from continuing operations before income taxes and equity in net income of equity-method investees	(32,409)	26,086
(Benefit) provision for income taxes	(9,483)	7,484
Equity in net loss (income) of equity-method investees	175	(11)
Net (loss) income from continuing operations	$(23,101)	$18,613
Net (loss) income from discontinued operations, net of tax	(14,324)	1,233
Net (loss) income	$(37,425)	$19,846

Net (loss) income per common share:
Basic net (loss) income per common share from continuing operations	$(0.22)	$0.18
Basic net (loss) income per common share from discontinued operations	(0.14)	0.01
Basic net (loss) income per common share	$(0.36)	$0.19

Diluted net (loss) income per common share from continuing operations	$(0.22)	$0.18
Diluted net (loss) income per common share from discontinued operations	(0.14)	0.01
Diluted net (loss) income per common share	$(0.36)	$0.19

Shares used in the calculation of net (loss) income per common share:
Basic	103,962	103,709
Diluted	103,962	104,476
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)

	Three Months Ended
	September 30, 2018			September 30, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(37,425)			$19,846

Other comprehensive income (loss):
Foreign currency translation adjustments	$(13,519)	$—	(13,519)	$33,861	$—	33,861
Change in deferred gains (losses) on cash flow hedging instruments	—	—	—	(82)	15	(67)
Change in unrealized gain (loss) on equity investment	—	—	—	(10)	3	(7)
Total other comprehensive (loss) income	$(13,519)	$—	$(13,519)	$33,769	$18	$33,787

Total comprehensive (loss) income			$(50,944)			$53,633

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2018	108,422	$1,084	$1,148,196	$878,516	4,470	$(106,507)	$(184,240)	$1,737,049
Net loss				(37,425)				(37,425)
Cumulative effect of adoption of ASU 2016-01				(348)			348	—
Cumulative effect of adoption of ASU 2014-09				163				163
Other comprehensive loss							(13,519)	(13,519)
Issuance of common stock pursuant to stock-based compensation plans	85	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					35	(979)		(979)
Stock-based compensation expense			135					135
Balance at September 30, 2018	108,507	$1,085	$1,148,330	$840,906	4,505	$(107,486)	$(197,411)	$1,685,424
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)

	Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(37,425)	$19,846
Net (loss) income from discontinued operations	(14,324)	1,233
Net (loss) income from continuing operations	(23,101)	18,613

Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	14,384	15,147
Deferred income taxes	(13,276)	(637)
Chief Executive Officer Succession Plan expense, net	19,241	—
Equity in net loss (income) of equity-method investees	175	(11)
Stock-based compensation, net	103	3,164
Impairment of long-lived assets	4,236	—
Other non-cash items, net	841	(3,059)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	4,357	(18,100)
Inventories	(24,147)	(28,186)
Other current assets	1,358	(9,021)
Other assets and liabilities	(19)	(53)
Accounts payable and accrued expenses	(2,404)	21,063
Net cash used in operating activities - continuing operations	(18,252)	(1,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22,547)	(11,233)
Other	(652)	—
Net cash used in investing activities - continuing operations	(23,199)	(11,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	70,000	20,000
Repayments under bank revolving credit facility	(60,000)	(15,000)
Repayments under term loan	(3,750)	—
Funding of discontinued operations entities	(15,155)	(20,269)
(Repayments) borrowings of other debt, net	1,709	8,237
Shares withheld for payment of employee payroll taxes	(979)	(2,098)
Net cash used in financing activities - continuing operations	(8,175)	(9,130)

Effect of exchange rate changes on cash	(1,060)	3,059

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(15,905)	(18,358)
Cash used in investing activities	(1,635)	(3,680)
Cash provided by financing activities	15,107	20,217
Net cash flows used in discontinued operations	(2,433)	(1,821)

Net decrease in cash and cash equivalents	(53,119)	(20,205)
Cash and cash equivalents at beginning of period	113,018	146,992
Cash and cash equivalents at end of period	$59,899	$126,787
Less: cash and cash equivalents of discontinued operations	(4,028)	(8,117)
Cash and cash equivalents of continuing operations at end of period	$55,871	$118,670
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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiber™, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine™, Johnson’s Juice Co.™, Joya®, Kosher Valley®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.
Project Terra

During fiscal 2016, the Company commenced a strategic review, referred to as “Project Terra,” of which a key initiative is the identification of global cost savings, as well as removing complexities from the business. Under this plan, the Company aims to achieve $350 million in global savings by fiscal 2020, a portion of which the Company intends to reinvest into its brands. This review includes streamlining the Company’s manufacturing plants, co-packers, and supply chain, in addition to product rationalization initiatives which are aimed at eliminating slow moving stock keeping units.

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2018 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2018 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Form 10-K”) for information not included in these condensed notes.

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

Newly Adopted Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers, providing a single five-step model to be applied to all revenue transactions. The guidance also requires improved disclosures to assist users of the financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. Subsequent to the issuance of ASU 2014-09, the FASB has issued various additional ASUs clarifying and amending this new revenue guidance. The Company adopted the new revenue standard on July 1, 2018 using the modified retrospective transition method. The adoption did not materially impact our results of operations or financial position, and, as a result, comparisons of revenues and operating profit between periods were not materially affected by the adoption of ASU 2014-09. The Company recorded a net increase to beginning retained earnings of $163 on July 1, 2018 due to the cumulative impact of adopting ASU 2014-09. Additionally, as our products exhibit similar economic characteristics, are sold through similar channels to similar customers and are recognized at a point in time, we have concluded that the Company’s segment disclosures in Note 17, Segment Information are indicative of the level of revenue disaggregation required under ASU 2014-09.

ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10)
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. We adopted ASU 2016‑01 in the three months ended September 30, 2018, which resulted in a net decrease to beginning retained earnings of $348 on July 1, 2018, representing the accumulated unrealized losses (net of tax) reported in accumulated other comprehensive income (loss) for available for sale equity securities on June 30, 2018. We will no longer classify equity investments as trading or available for sale and will no longer recognize unrealized holding gains and losses on equity securities previously classified as available for sale in other comprehensive income (loss) as a result of adoption of ASU 2016-01.

ASU 2017-09, Compensation-Stock Compensation (Topic 718)
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2016-15 as of July 1, 2018. There was no impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance on July 1, 2018. There was no impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Currently, U.S. GAAP prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for public companies in fiscal years beginning after December 15, 2017. The amendments are required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance on July 1, 2018. There was no impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The new standard is effective for public companies in fiscal years beginning after December 15, 2017. The Company adopted this guidance on July 1, 2018. There was no impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases) and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further ASU 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. The guidance in ASUs 2016-02, 2018-10 and 2018-11 is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently assessing the impact the new standard will have on our consolidated financial statements, which will consist primarily of a gross up in our consolidated balance sheet of our operating leases to show equal and offsetting lease assets and lease liabilities.

Refer to Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements as of June 30, 2018 and for the fiscal year then ended included in the Form 10-K for a detailed discussion on additional recently issued accounting pronouncements not yet adopted by the Company. There has been no change to the statements made in the Form 10-K as of the date of filing of this Form 10-Q.

3.    CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 24, 2018, the Company executed a Chief Executive Officer (“CEO”) Succession Agreement (the “Agreement”), whereby the current CEO, Irwin D. Simon, would terminate his employment with the Company upon the hiring of a new CEO. Under the terms of the Agreement, Mr. Simon’s employment with the Company terminated on November 4, 2018.

On October 26, 2018, the Company’s Board of Directors appointed Mark L. Schiller as President and Chief Executive Officer, succeeding Mr. Simon. In connection with the appointment, on October 26, 2018, the Company and Mr. Schiller entered into an employment agreement, which was approved by the Board, with Mr. Schiller’s employment commencing on November 5, 2018.

Cash Separation Payments

The Agreement provides for a cash separation payment of $34,295 payable in a single lump sum and cash benefit continuation costs of $208. These costs are being recognized from June 24, 2018 through November 4, 2018. Expense recognized in connection with these payments was $23,971 in the three months ended September 30, 2018 and is included in the Consolidated Statement of Operations as a component of “Chief Executive Officer Succession Plan expense, net.”

Accelerated Stock Compensation

The Agreement allows for acceleration of vesting of all service-based awards outstanding at the termination of Mr. Simon’s employment. In connection with these accelerations, the Company expects to recognize additional stock-based compensation expense of $470 ratably through November 4, 2018, of which $334 was recognized in the three months ended September 30, 2018 in the Consolidated Statement of Operations as a component of “Chief Executive Officer Succession Plan expense, net.”

For information on the Company’s Long Term Incentive Award program, see Note 13, Stock-based Compensation and Incentive Performance Plans.

Consulting Agreement

On October 26, 2018, the Company and Mr. Simon entered into a Consulting Agreement (the “Consulting Agreement”) in order to, among other things, assist Mr. Schiller with his transition as the Company’s incoming CEO. The term of the Consulting Agreement will commence on November 5, 2018 and will continue until the earliest of (i) three months from the commencement date, (ii) Mr. Simon’s voluntary termination of the Consulting Agreement and (iii) the termination of the Consulting Agreement for Cause (defined as Mr. Simon’s willful and continued failure to perform his material obligations under the Consulting Agreement for a period of ten days following notice from the Company). Mr. Simon will receive aggregate consulting fees of $975 as compensation for his services during the consulting term.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,
	2018	2017
Numerator:
Net (loss) income from continuing operations	$(23,101)	$18,613
Net (loss) income from discontinued operations, net of tax	(14,324)	1,233
Net (loss) income	$(37,425)	$19,846

Denominator:
Basic weighted average shares outstanding	103,962	103,709
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	—	767
Diluted weighted average shares outstanding	103,962	104,476

Basic net (loss) income per common share:
Continuing operations	$(0.22)	$0.18
Discontinued operations	(0.14)	0.01
Basic net (loss) income per common share	$(0.36)	$0.19

Diluted net (loss) income per common share:
Continuing operations	$(0.22)	$0.18
Discontinued operations	(0.14)	0.01
Diluted net (loss) income per common share	$(0.36)	$0.19

Basic (loss) earnings per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Due to our net loss in three months ended September 30, 2018, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations.  Diluted earnings per share in the three months ended September 30, 2017 includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 267 and 573 stock-based awards excluded from our diluted earnings per share calculations for the three months ended September 30, 2018 and 2017, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

There were 317 restricted stock awards excluded from our diluted loss per share calculation for the three months ended September 30, 2018 as such awards were anti-dilutive. Anti-dilutive restricted stock awards excluded from our diluted earnings per share calculation for the three months ended September 30, 2017 were de minimis.

There were 112 potential shares of common stock issuable upon exercise of stock options which were excluded from diluted loss per share computations for the three months ended September 30, 2018, as they were anti-dilutive. No such awards were excluded for the three months ended September 30, 2017.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. As of September 30, 2018, the Company had not repurchased any shares under this program and had $250,000 of remaining capacity under the share repurchase program.

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

The following table presents the major classes of Hain Pure Protein’s line items constituting the “Net (loss) income from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended September 30,
	2018	2017
Net sales	$113,539	$119,057
Cost of sales	123,114	110,842
Gross profit	(9,575)	8,215
Selling, general and administrative expense	4,243	4,640
Other expense	5,674	1,357
Net (loss) income from discontinued operations before income taxes	(19,492)	2,218
(Benefit) Provision for income taxes	(5,168)	985
Net (loss) income from discontinued operations, net of tax	$(14,324)	$1,233

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018 are included in the following table:

	September 30,	June 30,
Assets	2018	2018
Cash and cash equivalents	$4,028	$6,461
Accounts receivable, less allowance for doubtful accounts	24,632	21,616
Inventories	105,584	105,359
Prepaid expenses and other current assets	4,879	5,604
Property, plant and equipment, net	85,284	83,776
Goodwill	41,089	41,089
Trademarks and other intangible assets, net	51,029	51,029
Other assets	4,706	4,381
Impairments of long-lived assets held for sale	(81,422)	(78,464)
Current assets of discontinued operations(1)	$239,809	$240,851

Liabilities
Accounts payable	$32,926	$31,762
Accrued expenses and other current liabilities	7,452	6,880
Deferred tax liabilities	5,943	11,111
Other noncurrent liabilities	86	93
Current liabilities of discontinued operations(1)	$46,407	$49,846

(1) The assets and liabilities of Hain Pure Protein are classified as current on the September 30, 2018 and June 30, 2018 Consolidated Balance Sheet because it is probable that the sale will occur within twelve months of the Board of Directors’ approval.

(2) In the three months ended June 30, 2018, results for HPPC (which comprises the Plainville and FreeBird brands) were below our projections.  The fourth quarter results, as well as negative market conditions in the sector, required the Company to reduce the internal projections for the business, which resulted in the Company lowering the projected long-term growth rate and profitability levels for HPPC. Accordingly, the updated projections indicated that the fair value of the HPPC business was below carrying value. As a result, in the three months ended June 30, 2018, the Company recorded a reserve of $78,464 to adjust the carrying value of Hain Pure Protein to its fair value, less its cost to sell. In the three months ended September 30, 2018, the Company increased the reserve to adjust the carrying value of Hain Pure Protein by an additional $2,958.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Project Terra costs and other” in the Consolidated Statements of Operations. Acquisition-related costs for the three months ended September 30, 2018 were de minimis. Acquisition-related costs of $114 were expensed in the three months ended September 30, 2017. The expenses incurred primarily related to professional fees and other transaction-related costs associated with our recent acquisitions.

Fiscal 2019

There were no acquisitions completed in the three months ended September 30, 2018.

Fiscal 2018

On December 1, 2017, the Company acquired Clarks UK Limited, (“Clarks”), a leading maple syrup and natural sweetener brand in the United Kingdom. Clarks produces natural sweeteners under the ClarksTM brand, including maple syrup, honey and carob, date and agave syrups, which are sold in leading retailers and used by food service and industrial customers in the United Kingdom. Consideration for the transaction, inclusive of a subsequent working capital adjustment, consisted of cash, net of cash acquired, totaling £9,179 (approximately $12,368 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results over the 18-month period following completion of the acquisition. Clarks is included in our United Kingdom operating segment. The purchase price allocation is based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period. Net sales and income before income taxes attributable to the Clarks acquisition included in our consolidated results represented less than 1% of our consolidated results.

7.    INVENTORIES

Inventories consisted of the following:

	September 30, 2018	June 30, 2018
Finished goods	$246,778	$231,926
Raw materials, work-in-progress and packaging	167,701	159,599
	$414,479	$391,525

8.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2018	June 30, 2018
Land	$28,130	$28,378
Buildings and improvements	89,548	83,289
Machinery and equipment	322,390	323,348
Computer hardware and software	54,911	54,092
Furniture and fixtures	16,842	17,894
Leasehold improvements	31,461	31,519
Construction in progress	21,852	17,280
	565,134	555,800
Less: Accumulated depreciation and amortization	249,208	245,628
	$315,926	$310,172

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $8,449 and $8,285, respectively.

In the three months ended September 30, 2018, the Company determined that it was more likely than not that certain fixed assets of one of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom. As such, the Company recorded a $4,236 non-cash impairment charge primarily related to the closure of this facility.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Rest of World	Total
Balance as of June 30, 2018 (a)	$552,814	$377,163	$94,159	$1,024,136
Translation and other adjustments, net	—	(4,964)	521	(4,443)
Balance as of September 30, 2018 (a)	$552,814	$372,199	$94,680	$1,019,693

(a) The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment, $29,219 related to the Company’s Europe operating segment and $7,700 related to the Company’s Hain Ventures operating segment (formerly known as the Cultivate operating segment).

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

There were no events or circumstances that warranted an interim impairment test for goodwill or indefinite lived intangible assets during the three months ended September 30, 2018.

Other Intangible Assets

The following table sets forth Consolidated Balance Sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	September 30, 2018	June 30, 2018
Non-amortized intangible assets:
Trademarks and tradenames (a)	$382,997	$385,609
Amortized intangible assets:
Other intangibles	236,822	239,323
Less: accumulated amortization	(117,463)	(114,545)
Net carrying amount	$502,356	$510,387

(a) The gross carrying value of trademarks and tradenames is reflected net of $65,834 of accumulated impairment charges.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended September 30,
	2018	2017
Amortization of acquired intangibles	$3,905	$4,574

10.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2018	June 30, 2018
Unsecured revolving credit facility	$411,657	$401,852
Term loan	292,500	296,250
Less: Unamortized issuance costs	(655)	(692)
Tilda short-term borrowing arrangements	11,928	9,338
Other borrowings	6,497	7,358
	721,927	714,106
Short-term borrowings and current portion of long-term debt	28,498	26,605
Long-term debt, less current portion	$693,429	$687,501

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,000,000 unsecured revolving credit facility through February 6, 2023 and provides for a $300,000 term loan. Under the Credit Agreement, the credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met.

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of September 30, 2018, there were $411,657 and $292,500 of borrowings outstanding under the unsecured revolving credit facility and term loan, respectively, and $8,157 letters of credit outstanding under the Credit Agreement. On November 7, 2018, the Company amended the Credit Agreement to modify the calculation of the consolidated leverage ratio related to costs associated with CEO succession as well as the Project Terra cost reduction programs. As of September 30, 2018, $580,186 is available under the Credit Agreement, and the Company was in compliance with all associated covenants.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2018 was 3.84%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

The term loan has required installment payments due on the last day of each fiscal quarter commencing June 30, 2018 in an amount equal to $3,750 and can be prepaid in whole or in part without premium or penalty.

Tilda Short-Term Borrowing Arrangements

Tilda, a component of our United Kingdom reportable segment, maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 4.17% at September 30, 2018). As of September 30, 2018 and June 30, 2018, there were $11,928 and $9,338 of borrowings under these arrangements, respectively.

11.    INCOME TAXES

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense and executive compensation), among other things.

Due to the complexities involved in accounting for the Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. As of June 30, 2018, the Company had not completed its accounting for the tax effects of the Tax Act; however, the Company made a reasonable estimate of the effects on the existing deferred balances as well as the computation of the one-time transition tax. The Company did not record an adjustment to its provisional estimate in the first quarter of fiscal year 2019.

The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned reasonable estimate due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits, foreign tax paid and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax's reasonable estimate.

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments during fiscal 2019. Additionally, the Company will elect to pay the transition tax in installments over a period of eight years, pursuant to the guidance of the new Internal Revenue Code Section 965.

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We have estimated the effect in our estimated annual effective rate based on current tax guidance. The actual tax expense we record for GILTI may differ from this estimate.

The effective income tax benefit rate from continuing operations was 29.3% for the three months ended September 30, 2018, compared to an effective income tax rate from continuing operations of 28.7% for the three months ended September 30, 2017. The effective income tax benefit rate from continuing operations for the three months ended September 30, 2018 was unfavorably impacted by the provisions in the Tax Act including GILTI and limitations on the deductibility of executive compensation. The effective income tax rate from continuing operations for the three months ended September 30, 2017 was favorably impacted by the geographical mix of earnings. The income tax benefit from discontinued operations was $5,168 for the three months ended September 30, 2018, while the income tax expense from discontinued operations was $985 for the three months ended September 30, 2017.

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2018	2017
Foreign currency translation adjustments:
Other comprehensive (loss) income before reclassifications (1)	$(13,519)	$33,861
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	—	39
Amounts reclassified into income (2)	—	(106)
Unrealized gain/(loss) on equity investment:
Other comprehensive loss before reclassifications	—	(7)
Net change in accumulated other comprehensive (loss) income	$(13,519)	$33,787

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a net loss of $159 and a net gain of $751 for the three months ended September 30, 2018 and 2017, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Operations and, before taxes, were $132 for the three months ended September 30, 2017. There were no amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments for the three months ended September 30, 2018.

13.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has two stockholder-approved plans, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan and the 2000 Directors Stock Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended September 30,
	2018	2017
Selling, general and administrative expense	$(209)	$3,164
Chief Executive Officer Succession Plan expense, net	312	—
Discontinued operations	32	—
Total compensation cost recognized for stock-based compensation plans	$135	$3,164
Related income tax benefit	$39	$1,234

In the three months ended September 30, 2018, the Company recorded a benefit of $1,867 related to reversal of expense associated with the TSR Grant under the 2017-2019 LTIP, as discussed further below.

Stock Options

A summary of the stock option activity for the three months ended September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2018	122	$2.26
Exercised	—	$—
Options outstanding and exercisable at September 30, 2018	122	$2.26	12.8	$3,032

At September 30, 2018, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share unit activity for the three months ended September 30, 2018 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2018	1,057	$22.29
Granted	5	$29.61
Vested	(85)	$29.33
Forfeited (1)	(281)	$16.53
Non-vested restricted stock, restricted share units, and performance units at September 30, 2018	696	$23.80
(1) Includes cancellation of 223 shares of performance stock unit awards previously granted in connection with the 2016-2018 LTIP, as further discussed below.

	Three Months Ended September 30,
	2018	2017
Fair value of restricted stock and restricted share units granted	$148	$11,516
Fair value of shares vested	$2,492	$4,019
Tax benefit recognized from restricted shares vesting	$620	$1,567

At September 30, 2018, $8,113 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards was expected to be recognized over a weighted-average period of approximately 1.9 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of two performance-based long-term incentive plans (the “2016-2018 LTIP” and the “2017-2019 LTIP”) that provide for performance equity awards that can be earned over the respective three-year performance period. Participants in the LTI Plan include certain of the Company’s executive officers and other key executives.

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

Upon adoption of the 2016-2018 LTIP and 2017-2019 LTIP, the Compensation Committee granted performance stock units to each participant, the achievement of which is dependent upon a defined calculation of relative total shareholder return over the period from July 1, 2015 to June 30, 2018 and from July 1, 2017 to June 30, 2019 (the “TSR Grant”), respectively. The grant date fair value for these awards was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment. Each performance unit translates into one unit of common stock. The TSR Grant represents half of each participant’s target award. The other half of the 2016-2018 LTIP and 2017-2019 LTIP is based on the Company’s achievement of specified net sales growth targets over the respective three-year period. If the targets are achieved, the award in connection with the 2017-2019 LTIP may be paid only in unrestricted shares of the Company’s common stock.

During the three months ended September 30, 2018, in connection with the 2016-2018 LTIP, for the three-year performance period of July 1, 2015 through June 30, 2018, the Compensation Committee determined that the adjusted operating income goal required to be met for Section 162(m) funding was not achieved and determined that no awards would be paid or vested pursuant to the 2016-2018 LTIP, accordingly, all performance stock unit awards previously granted in connection with the relative TSR portion of the award were forfeited, and amounts accrued relating to the net sales portion of the award were reversed. As such, in the three months ended September 30, 2018, the Company recorded a benefit of $6,482 associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 LTIP, of which $5,065 was recorded in Chief Executive Officer Succession Plan expense, net on the Consolidated Statement of Operations.

In connection with the 2017-2019 LTIP, in the three months ended September 30, 2018, the Company determined that the achievement of the adjusted operating income goal required to be met for Section 162(m) funding was not probable. Accordingly, during the three months ended September 30, 2018, the Company recorded benefits of $1,129 and $1,867 associated with the reversal of previously accrued amounts under the portions of the 2017-2019 LTIP that were dependent on the achievement of pre-determined performance measures of net sales and relative TSR, respectively.

14.    INVESTMENTS AND JOINT VENTURES

Equity method investments

In October 2009, the Company formed a joint venture, Hutchison Hain Organic Holdings Limited (“HHO”), with Hutchison China Meditech Ltd. (“Chi-Med”), a majority-owned subsidiary of CK Hutchison Holdings Limited, to market and distribute certain of the Company’s brands in Hong Kong, China and other surrounding markets. Voting control of the joint venture is shared equally between the Company and Chi-Med, although, in the event of a deadlock, Chi-Med has the ability to cast the deciding vote, and therefore, the investment is being accounted for under the equity method of accounting. At September 30, 2018 and June 30, 2018, the carrying value of the Company’s 50.0% investment in, and advances to, HHO was $3,041 and $3,020, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t ®develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. During fiscal 2018, the Company’s ownership interest was reduced to 13.4% due to the distribution of additional ownership interests. Further ownership interest distributions could potentially dilute the Company’s ownership interest to as low as 11.9%. At September 30, 2018 and June 30, 2018, the carrying value of the Company’s investment in Chop’t was $15,347 and $15,524, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

During the first quarter of fiscal 2019, the Company made a cash contribution of $652 to its joint venture, Hain Future Natural Products Private Ltd. (“HFN”). This joint venture is with Future Consumer Ltd (“Future”), which is part of the Future Group, a conglomerate primarily engaged in the consumer and retail business in India. The joint venture was created to market and distribute certain of the Company’s brands in India. Voting control of the joint venture is shared equally between the Company and Future and is being accounted for under the equity method of accounting. At September 30, 2018 and June 30, 2018, the carrying value of the Company’s 50.0% investment in HFN was $2,075 and $1,489, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

The Company has a less than 1% equity ownership interest in Yeo Hiap Seng Limited (“YHS”), a Singapore-based natural food and beverage company listed on the Singapore Exchange, which is accounted for as an equity investment. The shares held at September 30, 2018 totaled 933. The fair value of these shares held was $690 at September 30, 2018 and $692 at June 30, 2018 and is included in “Investments and joint ventures” on the Consolidated Balance Sheets. Following the adoption of ASU 2016-01 on July 1, 2018, unrealized gain or loss, net of tax, related to these securities is included in “Other (income)/expense, net” in the Consolidated Statements of Operations.

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$44	$44	$—	$—
Forward foreign currency contracts	183	—	183	—
Equity investments	690	690	—	—
Total	$917	$734	$183	$—
Liabilities:
Forward foreign currency contracts	$97	$—	$97	$—
Contingent consideration, non-current	1,969	—	—	1,969
Total	$2,066	$—	$97	$1,969

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$99	$99	$—	$—
Forward foreign currency contracts	365	—	365	—
Equity investments	692	692	—	—
Total	$1,156	$791	$365	$—
Liabilities:
Forward foreign currency contracts	$27	$—	$27	$—
Contingent consideration, non-current	1,909	—	—	1,909
Total	$1,936	$—	$27	$1,909

Equity investments consist of the Company’s investment in YHS (see Note 14, Investments and Joint Ventures).  Fair value is measured using the market approach based on quoted prices.  The Company utilizes the income approach to measure fair value for its foreign currency forward contracts.  The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices.

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

The following table summarizes the Level 3 activity for the three months ended September 30, 2018.

Balance as of June 30, 2018	$1,909
Contingent consideration adjustment (a)	86
Translation adjustment	(26)
Balance as of September 30, 2018	$1,969

(a) The change in the fair value of contingent consideration is included in “Project Terra costs and other” in the Company’s Consolidated Statements of Operations.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2018 and September 30, 2017.

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

Derivative instruments designated at inception as hedges are measured for effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2018 and September 30, 2017.

There were no cash flow hedges or fair value hedges outstanding as of September 30, 2018 and June 30, 2018.

The notional amounts of derivatives not designated as hedges at September 30, 2018 and June 30, 2018 were $29,330 and $20,986, respectively. The fair values of derivatives not designated as hedges at September 30, 2018 and June 30, 2018 were $86 and $338 of net assets, respectively.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material for the three months ended September 30, 2018 and September 30, 2017.

16.    COMMITMENTS AND CONTINGENCIES

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

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018. On April 6, 2018, the parties filed a proposed stipulation agreeing to stay the Consolidated Derivative Action until October 4, 2018, which the Court granted on May 3, 2018. On October 9, 2018, the Court further stayed this matter until December 4, 2018.

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

Center for Environmental Health v. Save Mart Supermarkets, et.al., Superior Court of the State of California, Alameda County

On August 19, 2015, the Center for Environmental Health (“CEH”), a private enforcer, filed a complaint under the California Safe Drinking Water and Toxic Enforcement Act (the “Enforcement Act”) (commonly referred to as “Proposition 65”), naming various defendants, including the Company.  The complaint alleges that the Company is required to provide warnings for certain of its products for alleged exposure to the substance listed under the Enforcement Act as “acrylamide.”  The other defendants named in the action are five retailers and one distributor, all of which are named for the Company’s products at issue.  Acrylamide is a chemical that can form in some foods during high-temperature cooking processes, such as frying, roasting and baking.  The complaint seeks injunctive relief, civil penalties in the amount of $2,500 per day (unrounded) for each alleged violation, and CEH’s attorneys’ fees and costs.

To date, the Company has answered the complaint, denying the allegations, and engaged in discovery, including fact discovery and expert discovery. The Court bifurcated the trial into two phases for liability and remedies, respectively, and the first phase of the trial is expected to be limited to determining liability and the Company’s establishment of the “no significant risk level.”

The parties previously sought a continuance of the trial date to January 14, 2019 and a stay of the litigation through October 13, 2018 in order to pursue mediation. On August 27, 2018, the Court issued an order granting the parties’ stipulation and continuing the trial date to January 14, 2019 per the parties’ request.

On October 16, 2018, following a mediation on October 3, 2018, CEH and the Company executed a proposed consent judgment (“Consent Judgment”) to resolve the above-referenced action in its entirety.  The Consent Judgment sets acrylamide standards for potato- and sweet-potato based fried or baked snack foods.  The Consent Judgment requires the Company to pay total of $586 in non-contingent settlement payments.  In addition, the Consent Judgment sets a series of separate contingent payments if the Company exercises certain options in the future with respect to injunctive terms.

The Consent Judgment does not take effect until the Court approves it and enters it as a judgment.  A hearing date on the motion for approval of the Consent Judgment is scheduled to take place on December 18, 2018.

SEC Investigation

As previously disclosed, the Company voluntarily contacted the Securities and Exchange Commission (the “Commission”) in August 2016 to advise it of the Company’s delay in the filing of its periodic reports and the performance of the independent review conducted by the Audit Committee.  The Company has reached an agreement with the staff, subject to approval by the Commission, that fully resolves this matter, without any finding of intentional wrongdoing and without any monetary penalty, while noting the Company’s ongoing cooperation.  The settlement, if approved, relates to the Company’s previously disclosed material weakness in internal controls over financial reporting.

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

17.    SEGMENT INFORMATION

Beginning in the third quarter of fiscal 2018, the Hain Pure Protein operations were classified as discontinued operations as discussed in “Note 5, Discontinued Operations.” Therefore, segment information presented excludes the results of Hain Pure Protein. As a result, the Company is now managed in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Europe, Canada and Hain Ventures (formerly known as Cultivate).

The prior period segment information contained below has been adjusted to reflect the Company’s revised operating and reporting structure.

Net sales and operating income are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and Other.” Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, Project Terra costs and other, along with accounting review and remediation costs, are included in “Corporate and Other.” Expenses that are managed centrally, but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2018	2017
Net Sales:
United States	$243,985	$263,659
United Kingdom	218,577	222,445
Rest of World	98,271	103,115
	$560,833	$589,219

Operating Income/(Loss):
United States	$2,170	$20,861
United Kingdom	4,020	9,601
Rest of World	7,836	8,997
	$14,026	$39,459
Corporate and Other (a)	(38,130)	(10,218)
	$(24,104)	$29,241
(a) For the three months ended September 30, 2018, Corporate and Other included $19,553 of Chief Executive Officer Succession Plan expense, net, $7,977 of Project Terra costs and other and $3,414 of accounting review and remediation costs. For the three months ended September 30, 2017, Corporate and Other included $2,613 of Project Terra costs and other and income of $1,358 of accounting review and remediation costs, net of insurance proceeds, consisting of $3,642 of costs incurred in the three months ended September 30, 2017 offset by insurance proceeds of $5,000.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area were as follows:

	September 30, 2018	June 30, 2018
United States	$102,664	$99,650
United Kingdom	176,425	174,214
All Other	87,031	86,700
Total	$366,120	$360,564

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, were as follows:

	Three Months Ended September 30,
	2018	2017
United States	$256,030	$278,294
United Kingdom	218,577	222,445
All Other	86,226	88,480
Total	$560,833	$589,219

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes for the period ended September 30, 2018 thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc. (the “Company”), a Delaware corporation, was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes.

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Empire®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, FreeBird®, Gale’s®, Garden of Eatin’®, GG UniqueFiber™, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine™, Johnson’s Juice Co.™, Joya®, Kosher Valley®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Plainville Farms®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

The Company sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

Appointment of New CEO

On October 26, 2018, the Company’s Board of Directors appointed Mark L. Schiller as President and Chief Executive Officer, succeeding Irwin D. Simon. In connection with the appointment, on October 26, 2018, the Company and Mr. Schiller entered into an employment agreement, which was approved by the Board, with Mr. Schiller’s employment to commence on November 5, 2018. See Note 3, Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.

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

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2018 and 2017 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2018		September 30, 2017		Dollars	Percentage
Net sales	$560,833	100.0%	$589,219	100.0%	$(28,386)	(4.8)%
Cost of sales	461,239	82.2%	465,831	79.1%	(4,592)	(1.0)%
Gross profit	99,594	17.8%	123,388	20.9%	(23,794)	(19.3)%
Selling, general and administrative expenses	82,257	14.7%	86,081	14.6%	(3,824)	(4.4)%
Amortization of acquired intangibles	3,905	0.7%	4,574	0.8%	(669)	(14.6)%
Project Terra costs and other	10,333	1.8%	4,850	0.8%	5,483	113.1%
Chief Executive Officer Succession Plan expense, net	19,553	3.5%	—	—%	19,553	100.0%
Accounting review and remediation costs, net of insurance proceeds	3,414	0.6%	(1,358)	(0.2)%	4,772	*
Long-lived asset impairment	4,236	0.8%	—	—	4,236	100.0%
Operating (loss) income	(24,104)	(4.3)%	29,241	5.0%	(53,345)	(182.4)%
Interest and other financing expense, net	7,705	1.4%	6,282	1.1%	1,423	22.7%
Other expense/(income), net	600	0.1%	(3,127)	(0.5)%	3,727	119.2%
(Loss) income from continuing operations and before income taxes and equity in net income of equity-method investees	(32,409)	(5.8)%	26,086	4.4%	(58,495)	*
(Benefit) provision for income taxes	(9,483)	(1.7)%	7,484	1.3%	(16,967)	*
Equity in net loss (income) of equity-method investees	175	—	(11)	—	186	*
Net (loss) income from continuing operations	$(23,101)	(4.1)%	$18,613	3.2%	$(41,714)	(224.1)%
Net loss (income) from discontinued operations, net of tax	$(14,324)	(2.6)%	$1,233	0.2%	$(15,557)	*
Net (loss) income	$(37,425)	(6.7)%	$19,846	3.4%	$(57,271)	(288.6)%

Adjusted EBITDA	$34,057	6.1%	$53,461	9.1%	$(19,404)	(36.3)%
* Percentage is not meaningful

Net Sales

Net sales for the three months ended September 30, 2018 were $560.8 million, a decrease of $28.4 million, or 4.8%, from net sales of $589.2 million for the three months ended September 30, 2017. On a constant currency basis, net sales decreased approximately 4.2% from the prior year quarter. Net sales decreased across all three of our reportable segments. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the three months ended September 30, 2018 was $99.6 million, a decrease of $23.8 million, or 19.3%, as compared to the prior year quarter. Gross profit margin was 17.8% of net sales, compared to 20.9% in the prior year quarter. Gross profit was unfavorably impacted by planned higher trade and promotional investments in the United States and increased freight and commodity costs. These increased costs were partially offset by Project Terra cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $82.3 million for the three months ended September 30, 2018, a decrease of $3.8 million, or 4.4%, from $86.1 million for the prior year quarter. Selling, general and administrative expenses decreased primarily due to a decrease of $2.5 million associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 and 2017-2019 LTIPs and a $3.4 million decrease in stock-based compensation expense due primarily to the reversal of $1.9 million of previously recognized stock-based compensation expense associated with the relative TSR portion of the 2017-2019 LTIP due to specified performance metrics not being attained. See Note 13, Stock-based Compensation and Incentive Performance Plans, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion on the aforementioned reversals under the Company’s LTIPs. Also contributing to the decrease in selling, general and administrative expense was Project Terra savings realized in the three months ended September 30, 2018. Selling, general and administrative expenses as a percentage of net sales was 14.7% in the three months ended September 30, 2018 and 14.6% in the prior year quarter, reflecting an increase of 10 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $3.9 million for the three months ended September 30, 2018, a decrease of $0.7 million from $4.6 million in the prior year quarter. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized subsequent to September 30, 2017.

Project Terra Costs and Other

Project Terra costs and other was $10.3 million for the three months ended September 30, 2018, an increase of $5.5 million from $4.9 million in the prior year quarter. The increase was primarily due to increased consulting fees incurred in connection with the Company’s Project Terra strategic review and increased severance costs for the three months ended September 30, 2018 as compared to the prior year period.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $3.4 million for the three months ended September 30, 2018, compared to $3.6 million in the prior year quarter. Included in accounting review and remediation costs for the three months ended September 30, 2017 were insurance proceeds of $5.0 million related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters. The net amount of accounting review costs for the three months ended September 30, 2017 was income of $1.4 million.

Chief Executive Officer Succession Plan Expense, net

Net costs and expenses associated with the Company’s Chief Executive Officer Succession Plan were $19.6 million for the three months ended September 30, 2018. There were no comparable expenses in the three months ended September 30, 2017. See Note 3, Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion.

Operating (Loss) Income

Operating loss for the three months ended September 30, 2018 was $24.1 million compared to operating income of $29.2 million in the prior year quarter. The decrease in operating income resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $7.7 million for the three months ended September 30, 2018, an increase of $1.4 million, or 22.7%, from $6.3 million in the prior year quarter. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt and other borrowings. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other Expense/(Income), net

Other expense/(income), net totaled $0.6 million of expense for the three months ended September 30, 2018, compared to $3.1 million of income in the prior year quarter. Included in other expense/(income), net were net unrealized foreign currency losses, which were higher in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

(Loss) Income From Continuing Operations Before Income Taxes and Equity in Net Income of Equity-Method Investees

Loss before income taxes and equity in net income of our equity-method investees for the three months ended September 30, 2018 was $32.4 million compared to income of $26.1 million for the three months ended September 30, 2017. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit from continuing operations was $9.5 million for the three months ended September 30, 2018 compared to $7.5 million of tax expense in the prior year quarter.

The effective income tax benefit rate from continuing operations was 29.3% for the three months ended September 30, 2018, compared to an effective income tax rate from continuing operations of 28.7% for the three months ended September 30, 2017. The effective income tax rate from continuing operations for the three months ended September 30, 2018 was unfavorably impacted by the provisions in the Tax Cuts and Jobs Act (the “Tax Act”) including global intangible low-taxed income and limitations on the deductibility of executive compensation. For an additional discussion on the impact of the Tax Act, see Note 11, Income Taxes, in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The effective income tax rate from continuing operations for the three months ended September 30, 2017 was favorably impacted by the geographical mix of earnings.

The income tax benefit from discontinued operations was $5.2 million for the three months ended September 30, 2018, while income tax expense from discontinued operations was $1.0 million for the three months ended September 30, 2017.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in net income from our equity-method investments for the three months ended September 30, 2018 increased by $0.2 million when compared to the three months ended September 30, 2017. See Note 14, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for the three months ended September 30, 2018 was $23.1 million compared to net income of $18.6 million for the three months ended September 30, 2017. Net loss per diluted share was $0.22 for the three months ended September 30, 2018 compared to net income per diluted share of $0.18 in the prior year quarter. The decrease was attributable to the factors noted above.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2018 was $14.3 million compared to net income from discontinued operations for the three months ended September 30, 2017 of $1.2 million, or $0.14 net loss per diluted share and $0.01 net income per diluted share, respectively. The decrease was attributable to continued pricing pressure resulting from excess turkey inventory within our Plainville Farms business.

Net (Loss) Income

Net loss for the three months ended September 30, 2018 was $37.4 million compared to net income of $19.8 million in the prior year quarter. Net loss per diluted share was $0.36 in the three months ended September 30, 2018 compared to net income per diluted share of $0.19 in the three months ended September 30, 2017. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our adjusted EBITDA was $34.1 million and $53.5 million for the three months ended September 30, 2018 and 2017, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended September 30, 2018 and 2017:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/18	$243,985	$218,577	$98,271	$—	$560,833
Three months ended 9/30/17	263,659	222,445	103,115	—	589,219
$ change	$(19,674)	$(3,868)	$(4,844)	n/a	$(28,386)
% change	(7.5)%	(1.7)%	(4.7)%	n/a	(4.8)%

Operating income (loss)
Three months ended 9/30/18	$2,170	$4,020	$7,836	$(38,130)	$(24,104)
Three months ended 9/30/17	20,861	9,601	8,997	(10,218)	29,241
$ change	$(18,691)	$(5,581)	$(1,161)	$(27,912)	$(53,345)
% change	(89.6)%	(58.1)%	(12.9)%	(273.2)%	(182.4)%

Operating income (loss) margin
Three months ended 9/30/18	0.9%	1.8%	8.0%	n/a	(4.3)%
Three months ended 9/30/17	7.9%	4.3%	8.7%	n/a	5.0%

United States

Our net sales in the United States segment for the three months ended September 30, 2018 were $244.0 million, a decrease of $19.7 million, or 7.5%, from net sales of $263.7 million for the three months ended September 30, 2017. The decrease in net sales was driven by declines in our Pantry and Better-For-You-Snacks platforms, partially offset by an increase in our Pure Personal Care platform. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins as the United States continues its focus on its top 500 SKUs, which disproportionately impacted the other platforms. Operating income in the United States for the three months ended September 30, 2018 was $2.2 million, a decrease of $18.7 million from operating income of $20.9 million for the three months ended September 30, 2017. The decrease in operating income was the result of the aforementioned decrease in net sales, planned higher trade investments to drive future period growth and increased freight and logistics costs.

United Kingdom

Our net sales in the United Kingdom segment for the three months ended September 30, 2018 were $218.6 million, a decrease of $3.9 million, or 1.7%, from net sales of $222.4 million for the three months ended September 30, 2017. On a constant currency basis, net sales decreased 1.1% from the prior year quarter. The net sales decrease was primarily due to declines in sales of the Company’s New Covent Garden Soup Co.®, Johnson’s Juice® and Yorkshire Provender® brands offset in part by growth from our Tilda®, Ella’s Kitchen®, Linda McCartney® and Hartley’s® brands. Operating income in the United Kingdom segment for the three months ended September 30, 2018 was $4.0 million, a decrease of $5.6 million from $9.6 million for the three months ended September 30, 2017. The decrease in operating income was primarily due to a $4.2 million non-cash impairment charge associated with the consolidation of manufacturing of certain fruit-based products in the United Kingdom in the three months ended September 30, 2018.

Rest of World

Our net sales in Rest of World were $98.3 million for the three months ended September 30, 2018, a decrease of $4.8 million, or 4.7%, from net sales of $103.1 million for the three months ended September 30, 2017. On a constant currency basis, net sales decreased 2.5% from the prior year. The decrease in net sales was driven by declines in Canada from the Company’s Tilda® and Europe’s Best brands and private label sales, offset by growth in our Yves Veggie Cuisine® and Live Clean® brands. Net sales in Europe were flat driven by strong performance from our Joya® and Natumi® brands offset in part by declines in our Danival® and Lima® brands. Hain Ventures (formerly known as the Cultivate) net sales decreased from the prior year quarter, primarily driven by declines from the Blueprint®, Westsoy® and SunSpire® brands, offset in part by growth from the Yves Veggie Cuisine® and GG UniqueFiber™ brands. Operating income in the segment for the three months ended September 30, 2018 was $7.8 million, a decrease of $1.2 million, from $9.0 million for the three months ended September 30, 2017. The decrease in operating income was primarily due to the aforementioned decrease in sales, start-up costs incurred in connection with a new manufacturing facility in Canada and costs associated with the planned closure of a manufacturing facility in the United States due to the Company’s decision to utilize a third-party manufacturer.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Chief Executive Officer Succession Plan expense, net, Project Terra costs and other and accounting review and remediation costs, net are included in Corporate and Other and were $19.6 million, $8.0 million and $3.4 million, respectively, for the three months ended September 30, 2018.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (defined below).

Our cash and cash equivalents balance decreased $50.7 million at September 30, 2018 to $55.9 million as compared to $106.6 million at June 30, 2018. Our working capital was $383.2 million at September 30, 2018, a decrease of $54.9 million from $438.1 million at the end of fiscal 2018.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of September 30, 2018, approximately 82.5% ($46.1 million) of the total cash balance from continuing operations was held outside of the United States. Discontinued operations cash balance was $4.0 million and held in the United States at September 30, 2018. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we intend to further study changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2018, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,		Change in
(amounts in thousands)	2018	2017	Dollars	Percentage
Cash flows provided by (used in):
Operating activities from continuing operations	$(18,252)	$(1,080)	$(17,172)	*
Investing activities from continuing operations	(23,199)	(11,233)	(11,966)	(107)%
Financing activities from continuing operations	(8,175)	(9,130)	955	10%
Decrease in cash from continuing operations	(49,626)	(21,443)	(28,183)	(131)%
Decrease in cash from discontinued operations	(2,433)	(1,821)	(612)	(34)%
Effect of exchange rate changes on cash	(1,060)	3,059	(4,119)	(135)%
Net decrease in cash and cash equivalents	$(53,119)	$(20,205)	$(32,914)	(163)%
* Percentage is not meaningful

Cash used in operating activities from continuing operations was $18.3 million for the three months ended September 30, 2018, an increase of $17.2 million from $1.1 million of cash used in operating activities from continuing operations for the three months ended September 30, 2017. This increase resulted primarily from a decrease of $30.6 million in net income adjusted for non-cash charges offset in part by $13.4 million of cash provided by working capital accounts.

Cash used in investing activities from continuing operations was $23.2 million for the three months ended September 30, 2018, an increase of $12.0 million from $11.2 million of cash used in investing activities from continuing operations for the three months ended September 30, 2017. The increase resulted primarily from an increase of $11.3 million in capital expenditures as we continue to invest capital to gain efficiencies.

Cash used in financing activities from continuing operations was $8.2 million for the three months ended September 30, 2018, a decrease of $1.0 million from the $9.1 million of net cash used in financing activities from continuing operations for the three months ended September 30, 2017. The decrease was due to net repayments of $13.2 million on our revolving credit facility and other debt for the three months ended September 30, 2017, compared with net repayments of $8.0 million for the three months ended September 30, 2018. Additionally, included in the three months ended September 30, 2018 was $1.0 million related to stock repurchases to satisfy employee payroll tax withholdings and $15.2 million to fund the operations of discontinued operations. Cash used in financing activities from continuing operations in the three months ended September 30, 2017 included $2.1 million related to stock repurchases to satisfy employee payroll tax withholdings and $20.3 million to fund operations of discontinued operations.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was negative $40.8 million for the three months ended September 30, 2018, a decrease of $28.5 million from the three months ended September 30, 2017. This decrease resulted primarily from a decrease of $30.6 million in net income adjusted for non-cash charges and an increase of $11.3 million in capital expenditures offset in part by $13.4 million of cash provided by working capital accounts. We expect that our capital spending for fiscal 2019 will be approximately $80-$100 million, and we may incur additional costs in connection with Project Terra. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,000,000 unsecured revolving credit facility through February 6, 2023 and provides for a $300,000 term loan. Under the Credit Agreement, the credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes. As of September 30, 2018 and June 30, 2018, there were $704.2 million and $698.1 million of borrowings outstanding, respectively, under the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2018 was 3.84%.

The Credit Agreement is guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement to comply with financial and other customary affirmative and negative covenants for facilities of this nature. As of September 30, 2018 and June 30, 2018, the Company was in compliance with all associated covenants.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 4.17% at September 30, 2018). As of September 30, 2018 and June 30, 2018, there were $11.9 million and $9.3 million of borrowings under these arrangements, respectively.

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

A reconciliation between reported and constant currency net sales decrease is as follows:

(amounts in thousands)	United Kingdom	Rest of World	Hain Consolidated
Net sales - Three months ended 9/30/18	$218,577	$98,271	$560,833
Impact of foreign currency exchange	1,377	2,223	3,600
Net sales on a constant currency basis - Three months ended 9/30/18	$219,954	$100,494	$564,433

Net sales - Three months ended 9/30/17	$222,445	$103,115	$589,219
Net sales decrease on a constant currency	(1.1)%	(2.5)%	(4.2)%

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income before income taxes, net interest expense, depreciation and amortization, impairment of long-lived assets, equity in the earnings of equity-method investees, stock-based compensation, Project Terra costs and other, and other non-recurring items. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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
A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2018	2017
Net (loss) income	$(37,425)	$19,846
Net (loss) income from discontinued operations	(14,324)	1,233
Net (loss) income from continuing operations	(23,101)	18,613

(Benefit) provision for income taxes	(9,483)	7,484
Interest expense, net	7,169	5,609
Depreciation and amortization	14,384	15,147
Equity in net loss (income) of equity-method investees	175	(11)
Stock-based compensation (benefit) expense	(209)	3,164
Stock-based compensation expense in connection with Chief Executive Officer Succession Agreement	312	—
Long-lived asset impairment	4,236	—
Unrealized currency losses/(gains)	590	(3,419)
EBITDA	(5,927)	46,587

Project Terra costs and other	10,333	4,850
Chief Executive Officer Succession Plan expense, net	19,241	—
Accounting review and remediation costs, net of insurance proceeds	3,414	(1,358)
Warehouse/manufacturing facility start-up costs	4,599	737
Plant closure related costs	1,828	—
Litigation and related expenses	569	—
Co-packer disruption	—	1,173
Losses on terminated chilled desserts contract	—	1,472
Adjusted EBITDA	$34,057	$53,461
Operating Free Cash Flow from Continuing Operations

In our internal evaluations, we use the non-U.S. GAAP financial measure “operating free cash flow from continuing operations”. The difference between operating free cash flow from continuing operations and cash flow provided by operating activities from continuing operations, which is the most comparable U.S. GAAP financial measure, is that operating free cash flow from continuing operations reflects the impact of capital expenditures. Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash provided by operating activities. We view operating free cash flow from continuing operations as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider operating free cash flow from continuing operations in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP.

A reconciliation from Cash flow provided by operating activities from continuing operations to Operating free cash flow from continuing operations is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2018	2017
Cash flow used in operating activities from continuing operations	$(18,252)	$(1,080)
Purchase of property, plant and equipment	(22,547)	(11,233)
Operating free cash flow from continuing operations	$(40,799)	$(12,313)

Off Balance Sheet Arrangements

At September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, trade promotions and sales incentives, valuation of accounts and chargebacks receivable, accounting for acquisitions, valuation of long-lived assets, goodwill and intangible assets, stock based compensation, and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Recent Accounting Pronouncements

Refer to Note 2, Basis of Presentation, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, baking products, hot cereal, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our prepared food and personal care products are stronger in the warmer months. Additionally, due to the nature of our Tilda® business, our net sales and earnings may further fluctuate based on the timing of certain holidays throughout the year. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three months ended September 30, 2018 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although the Company continues to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and significant progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to this material weakness were not effective as of September 30, 2018.

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

As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, we undertook a broad range of remedial procedures prior to November 8, 2018, the filing date of this report, to address the material weakness in our internal control over financial reporting identified as of June 30, 2018. Our efforts to improve our internal controls are ongoing and focused on organizational enhancements, control design enhancements to rework certain internal control gaps and documentation and training practices. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
For a more comprehensive discussion of the material weakness in internal control over financial reporting identified by management as of June 30, 2018, and the remedial measures undertaken to address this material weakness, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018. On April 6, 2018, the parties filed a proposed stipulation agreeing to stay the Consolidated Derivative Action until October 4, 2018, which the Court granted on May 3, 2018. On October 9 ,2018, the Court further stayed this matter until December 4, 2018.

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

Center for Environmental Health v. Save Mart Supermarkets, et.al., Superior Court of the State of California, Alameda County

On August 19, 2015, the Center for Environmental Health (“CEH”), a private enforcer, filed a complaint under the California Safe Drinking Water and Toxic Enforcement Act (the “Enforcement Act”) (commonly referred to as “Proposition 65”), naming various defendants, including the Company.  The complaint alleges that the Company is required to provide warnings for certain of its products for alleged exposure to the substance listed under the Enforcement Act as “acrylamide.”  The other defendants named in the action are five retailers and one distributor, all of which are named for the Company’s products at issue.  Acrylamide is a chemical that can form in some foods during high-temperature cooking processes, such as frying, roasting and baking.  The complaint seeks injunctive relief, civil penalties in the amount of $2,500 per day (unrounded) for each alleged violation, and CEH’s attorneys’ fees and costs.

To date, the Company has answered the complaint, denying the allegations, and engaged in discovery, including fact discovery and expert discovery. The Court bifurcated the trial into two phases for liability and remedies, respectively, and the first phase of the trial is expected to be limited to determining liability and the Company’s establishment of the “no significant risk level.”

The parties previously sought a continuance of the trial date to January 14, 2019 and a stay of the litigation through October 13, 2018 in order to pursue mediation. On August 27, 2018, the Court issued an order granting the parties’ stipulation and continuing the trial date to January 14, 2019 per the parties’ request.

On October 16, 2018, following a mediation on October 3, 2018, CEH and the Company executed a proposed consent judgment (“Consent Judgment”) to resolve the above-referenced action in its entirety.  The Consent Judgment sets acrylamide standards for potato- and sweet-potato based fried or baked snack foods.  The Consent Judgment requires the Company to pay total of $0.6 million in non-contingent settlement payments.  In addition, the Consent Judgment sets a series of separate contingent payments if the Company exercises certain options in the future with respect to injunctive terms.

The Consent Judgment does not take effect until the Court approves it and enters it as a judgment.  A hearing date on the motion for approval of the Consent Judgment is scheduled to take place on December 18, 2018.

SEC Investigation

As previously disclosed, the Company voluntarily contacted the Securities and Exchange Commission (the “Commission”) in August 2016 to advise it of the Company’s delay in the filing of its periodic reports and the performance of the independent review conducted by the Audit Committee.  The Company has reached an agreement with the staff, subject to approval by the Commission, that fully resolves this matter, without any finding of intentional wrongdoing and without any monetary penalty, while noting the Company’s ongoing cooperation.  The settlement, if approved, relates to the Company’s previously disclosed material weaknesses in internal controls over financial reporting.

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

Item 1A.    Risk Factors

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on August 29, 2018. There have been no material changes from the risk factors previously disclosed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
July 1, 2018 - July 31, 2018	224	$29.61	—	250
August 1, 2018 - August 31, 2018	21,609	28.62	—	250
September 1, 2018 - September 30, 2018	12,976	27.00	—	250
Total	34,809	$28.14

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder-approved stock-based compensation plans.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 8, 2018	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer (Authorized Signatory)

Date:	November 8, 2018	/s/ Michael McGuinness
Michael McGuinness, Senior Vice President and Chief Accounting Officer