Form 10-Q
period 2018-12-31
HAIN CELESTIAL GROUP INC
filed 2019-02-07
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2018
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
Yes  ☐    No  ☒

As of February 1, 2019, there were 104,118,392 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Many of our forward-looking statements include discussions of trends and anticipated developments under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as the use of “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, growth strategy, market price, brand portfolio and product performance, the seasonality of our business, our results of operations and financial condition, enhancing internal controls and remediating material weaknesses. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND JUNE 30, 2018
(In thousands, except par values)

	December 31,	June 30,
	2018	2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$38,158	$106,557
Restricted cash	34,304	—
Accounts receivable, less allowance for doubtful accounts of $498 and $1,828, respectively	240,520	252,708
Inventories	402,724	391,525
Prepaid expenses and other current assets	56,393	59,946
Current assets of discontinued operations	179,327	240,851
Total current assets	951,426	1,051,587
Property, plant and equipment, net	320,036	310,172
Goodwill	1,008,787	1,024,136
Trademarks and other intangible assets, net	473,534	510,387
Investments and joint ventures	19,318	20,725
Other assets	30,390	29,667
Total assets	$2,803,491	$2,946,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,869	$229,993
Accrued expenses and other current liabilities	159,588	116,001
Current portion of long-term debt	35,566	26,605
Current liabilities of discontinued operations	34,306	49,846
Total current liabilities	439,329	422,445
Long-term debt, less current portion	692,128	687,501
Deferred income taxes	65,245	86,909
Other noncurrent liabilities	15,846	12,770
Total liabilities	1,212,548	1,209,625
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 108,691 and 108,422 shares, respectively; outstanding: 104,107 and 103,952 shares, respectively	1,087	1,084
Additional paid-in capital	1,150,239	1,148,196
Retained earnings	774,405	878,516
Accumulated other comprehensive loss	(225,359)	(184,240)
	1,700,372	1,843,556
Less: Treasury stock, at cost, 4,584 and 4,470 shares, respectively	(109,429)	(106,507)
Total stockholders’ equity	1,590,943	1,737,049
Total liabilities and stockholders’ equity	$2,803,491	$2,946,674
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	$584,156	$616,232	$1,144,989	$1,205,451
Cost of sales	469,883	482,282	931,122	948,113
Gross profit	114,273	133,950	213,867	257,338
Selling, general and administrative expenses	85,387	86,444	167,644	172,525
Amortization of acquired intangibles	3,860	4,572	7,765	9,146
Project Terra costs and other	9,872	4,069	20,205	8,919
Chief Executive Officer Succession Plan expense, net	10,148	—	29,701	—
Accounting review and remediation costs, net of insurance proceeds	920	4,451	4,334	3,093
Long-lived asset and intangibles impairment	19,473	3,449	23,709	3,449
Operating (loss) income	(15,387)	30,965	(39,491)	60,206
Interest and other financing expense, net	8,817	6,479	16,522	12,761
Other expense/(income), net	373	(760)	973	(3,887)
(Loss) income from continuing operations before income taxes and equity in net loss (income) of equity-method investees	(24,577)	25,246	(56,986)	51,332
Provision (benefit) for income taxes	4,690	(17,690)	(4,793)	(10,206)
Equity in net loss (income) of equity-method investees	11	(194)	186	(205)
Net (loss) income from continuing operations	$(29,278)	$43,130	$(52,379)	$61,743
Net (loss) income from discontinued operations, net of tax	(37,223)	3,973	(51,547)	5,206
Net (loss) income	$(66,501)	$47,103	$(103,926)	$66,949

Net (loss) income per common share:
Basic net (loss) income per common share from continuing operations	$(0.28)	$0.42	$(0.50)	$0.59
Basic net (loss) income per common share from discontinued operations	(0.36)	0.04	(0.50)	0.05
Basic net (loss) income per common share	$(0.64)	$0.45	$(1.00)	$0.65

Diluted net (loss) income per common share from continuing operations	$(0.28)	$0.41	$(0.50)	$0.59
Diluted net (loss) income per common share from discontinued operations	(0.36)	0.04	(0.50)	0.05
Diluted net (loss) income per common share	$(0.64)	$0.45	$(1.00)	$0.64

Shares used in the calculation of net (loss) income per common share:
Basic	104,056	103,837	104,009	103,773
Diluted	104,056	104,440	104,009	104,379
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017
(In thousands)

	Three Months Ended
	December 31, 2018			December 31, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(66,501)			$47,103

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(27,948)	$—	(27,948)	$8,336	$—	8,336
Change in deferred gains (losses) on cash flow hedging instruments	—	—	—	—	—	—
Change in unrealized gain (loss) on equity investment	—	—	—	8	(3)	5
Total other comprehensive (loss) income	$(27,948)	$—	$(27,948)	$8,344	$(3)	$8,341

Total comprehensive (loss) income			$(94,449)			$55,444

	Six Months Ended
	December 31, 2018			December 31, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(103,926)			$66,949

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(41,467)	$—	(41,467)	$42,197	$—	42,197
Change in deferred (losses) gains on cash flow hedging instruments	—	—	—	(82)	15	(67)
Change in unrealized loss on equity investment	—	—	—	(2)	—	(2)
Total other comprehensive (loss) income	$(41,467)	$—	$(41,467)	$42,113	$15	$42,128

Total comprehensive (loss) income			$(145,393)			$109,077

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2018
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2018	108,422	$1,084	$1,148,196	$878,516	4,470	$(106,507)	$(184,240)	$1,737,049
Net loss				(103,926)				(103,926)
Cumulative effect of adoption of ASU 2016-01				(348)			348	—
Cumulative effect of adoption of ASU 2014-09				163				163
Other comprehensive loss							(41,467)	(41,467)
Issuance of common stock pursuant to stock-based compensation plans	269	3	(3)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					114	(2,922)		(2,922)
Stock-based compensation expense			2,046					2,046
Balance at December 31, 2018	108,691	$1,087	$1,150,239	$774,405	4,584	$(109,429)	$(225,359)	$1,590,943
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017
(In thousands)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(103,926)	$66,949
Net (loss) income from discontinued operations	(51,547)	5,206
Net (loss) income from continuing operations	(52,379)	61,743

Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	28,106	30,065
Deferred income taxes	(22,790)	(28,808)
Chief Executive Officer Succession Plan expense, net	29,272	—
Equity in net loss (income) of equity-method investees	186	(205)
Stock-based compensation, net	1,994	7,322
Long-lived asset and intangibles impairment	23,709	3,449
Other non-cash items, net	1,285	(1,760)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	6,583	(16,077)
Inventories	(17,472)	(63,131)
Other current assets	(1,765)	(3,889)
Other assets and liabilities	4,616	5,259
Accounts payable and accrued expenses	(2,358)	34,422
Net cash (used in) provided by operating activities - continuing operations	(1,013)	28,390

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(41,539)	(24,685)
Acquisitions of businesses, net of cash acquired	—	(13,064)
Other	3,863	—
Net cash used in investing activities - continuing operations	(37,676)	(37,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	150,000	35,000
Repayments under bank revolving credit facility	(137,646)	(35,000)
Repayments under term loan	(7,500)	—
Funding of discontinued operations entities	(3,996)	(12,758)
Borrowings of other debt, net	8,627	13,912
Shares withheld for payment of employee payroll taxes	(2,922)	(6,685)
Net cash provided by (used in) financing activities - continuing operations	6,563	(5,531)

Effect of exchange rate changes on cash	(1,969)	3,765

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(1,850)	(2,964)
Cash used in investing activities	(2,931)	(6,342)
Cash provided by financing activities	3,901	12,655
Net cash flows (used in) provided by discontinued operations	(880)	3,349

Net decrease in cash and cash equivalents and restricted cash	(34,975)	(7,776)
Cash and cash equivalents at beginning of period	113,018	146,992
Cash and cash equivalents and restricted cash at end of period	$78,043	$139,216
Less: cash and cash equivalents of discontinued operations	(5,581)	(13,285)
Cash and cash equivalents and restricted cash of continuing operations at end of period	$72,462	$125,931
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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum®, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2018 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2018 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Form 10-K”) for information not included in these condensed notes.

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

Newly Adopted Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers, providing a single five-step model to be applied to all revenue transactions. The guidance also requires improved disclosures to assist users of the financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. Subsequent to the issuance of ASU 2014-09, the FASB issued various additional ASUs clarifying and amending this new revenue guidance. The Company adopted the new revenue standard on July 1, 2018 using the modified retrospective transition method. The adoption did not materially impact our results of operations or financial position, and, as a result, comparisons of revenues and operating profit between periods were not materially affected by the adoption of ASU 2014-09. The Company recorded a net increase to beginning retained earnings of $163 on July 1, 2018 due to the cumulative impact of adopting ASU 2014-09. Additionally, as our products exhibit similar economic characteristics, are sold through similar channels to similar customers and are recognized at a point in time, we have concluded that the Company’s segment disclosures in Note 17, Segment Information, are indicative of the level of revenue disaggregation required under ASU 2014-09.

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

ASU 2017-09, Compensation-Stock Compensation (Topic 718)
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2017-09 as of July 1, 2018. There was no impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

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

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. U.S. GAAP historically prohibited recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset was sold to an outside party. ASU 2016-16 states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for public companies in fiscal years beginning after December 15, 2017. The amendments are required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance on July 1, 2018. There was no impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance must be applied retrospectively to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The new standard is effective for public companies in fiscal years beginning after December 15, 2017. The Company adopted this guidance on July 1, 2018. There was no impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). The amendments in this update replace most of the existing U.S. GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The ASU requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB approved amendments to create an optional transition method that will provide an option to use the effective date of ASC 842 as the date of initial application of the transition. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases) and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. We will adopt the standard effective July 1, 2019.

As part of the Company’s assessment work to-date, the Company has formed an implementation work team to perform a comprehensive evaluation of the impact of the adoption of this guidance, which includes assessing the Company’s lease portfolio, the impact to business processes and internal controls over financial reporting and the related disclosure requirements. Additionally, the Company is implementing lease accounting software to assist in the quantification of the expected impact on the Consolidated Balance Sheet and to facilitate the calculations of the related accounting entries and disclosures, as well as to facilitate accounting, presentation and disclosure for all leases after the initial date of application under the new standard.

While the Company is continuing to assess all potential impacts of the standard, the most significant impact relates to the recognition of new right-of-use assets and lease liabilities on the balance sheet for manufacturing, warehouse and office space operating leases. We believe that all of these leases will continue to be classified as operating leases under the new standard. We expect the accounting for capital leases to remain substantially unchanged.

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

3.    CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 24, 2018, the Company entered into a Chief Executive Officer (“CEO”) Succession Agreement (the “Agreement”), whereby the the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO.

On October 26, 2018, the Company’s Board of Directors appointed Mark L. Schiller as President and CEO, succeeding Mr. Simon. In connection with the appointment, on October 26, 2018, the Company and Mr. Schiller entered into an employment agreement, which was approved by the Board, with Mr. Schiller’s employment commencing on November 5, 2018. Accordingly, Mr. Simon’s employment with the Company terminated on November 4, 2018.

Cash Separation Payments

The Agreement provides Mr. Simon with a cash separation payment of $34,295 payable in a single lump sum and cash benefit continuation costs of $208. These costs were recognized from June 24, 2018 through November 4, 2018. Expense recognized in connection with the agreement were $9,080 and $33,051 in the three and six months ended December 31, 2018, respectively, and are included in the Consolidated Statement of Operations as a component of “Chief Executive Officer Succession Plan expense, net.” As of December 31, 2018, the total cash separation payment was held in a rabbi trust, which has been classified as restricted cash and included in accrued expenses and other current liabilities in the Consolidated Balance Sheet. The cash separation payment will be paid during the current fiscal year.

Consulting Agreement

On October 26, 2018, the Company and Mr. Simon entered into a Consulting Agreement (the “Consulting Agreement”) in order to, among other things, assist Mr. Schiller with his transition as the Company’s incoming CEO. The term of the Consulting Agreement commenced on November 5, 2018 and continued until February 5, 2019. Mr. Simon is entitled to receive an aggregate consulting fee of $975 as compensation for his services during the consulting term, of which $650 was recognized in the Consolidated Statement of Operations as a component of “Chief Executive Officer Succession Plan expense, net” in the three and six months ended December 31, 2018.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net (loss) income from continuing operations	$(29,278)	$43,130	$(52,379)	$61,743
Net (loss) income from discontinued operations, net of tax	(37,223)	3,973	(51,547)	5,206
Net (loss) income	$(66,501)	$47,103	$(103,926)	$66,949

Denominator:
Basic weighted average shares outstanding	104,056	103,837	104,009	103,773
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	—	603	—	606
Diluted weighted average shares outstanding	104,056	104,440	104,009	104,379

Basic net (loss) income per common share:
Continuing operations	$(0.28)	$0.42	$(0.50)	$0.59
Discontinued operations	(0.36)	0.04	(0.50)	0.05
Basic net (loss) income per common share	$(0.64)	$0.45	$(1.00)	$0.65

Diluted net (loss) income per common share:
Continuing operations	$(0.28)	$0.41	$(0.50)	$0.59
Discontinued operations	(0.36)	0.04	(0.50)	0.05
Diluted net (loss) income per common share	$(0.64)	$0.45	$(1.00)	$0.64

Basic net (loss) income per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units. Due to our net loss in three and six months ended December 31, 2018, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations.  Diluted earnings per share in the three and six months ended December 31, 2017 includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 1,152 and 567 stock-based awards excluded from our diluted earnings per share calculations for the three and six months ended December 31, 2018 and 2017, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

There were 388 restricted stock awards excluded from our diluted loss per share calculation for the three and six months ended December 31, 2018 as such awards were anti-dilutive. Anti-dilutive restricted stock awards excluded from our diluted earnings per share calculation for the three and six months ended December 31, 2017 were de minimis.

There were 111 potential shares of common stock issuable upon exercise of stock options excluded from diluted loss per share computations for the three and six months ended December 31, 2018, as they were anti-dilutive. No such awards were excluded for the three and six months ended December 31, 2017.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. As of December 31, 2018, the Company had not repurchased any shares under this program and had $250,000 of remaining capacity under the share repurchase program.

5. DISCONTINUED OPERATIONS

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) and EK Holdings, Inc. (“Empire”) operating segments, which are reported in the aggregate as the Hain Pure Protein reportable segment. Collectively, these planned dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations. The Company is actively marketing the sale of Hain Pure Protein, and a sale is anticipated to occur within twelve months of the Board of Directors’ approval, which occurred in March 2018.
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

The following table presents the major classes of Hain Pure Protein’s line items constituting the “Net (loss) income from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	$147,181	$158,972	$260,720	$278,029
Cost of sales	144,682	148,651	267,796	259,493
Gross profit (loss)	2,499	10,321	(7,076)	18,536
Selling, general and administrative expense	4,750	3,928	8,992	8,568
Asset impairments	54,946	—	57,904	—
Other expense	2,478	1,099	5,195	2,455
Net (loss) income from discontinued operations before income taxes	(59,675)	5,294	(79,167)	7,513
(Benefit) provision for income taxes	(22,452)	1,321	(27,620)	2,307
Net (loss) income from discontinued operations, net of tax	$(37,223)	$3,973	$(51,547)	$5,206

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018 are included in the following table:

	December 31,	June 30,
Assets	2018	2018
Cash and cash equivalents	$5,581	$6,461
Accounts receivable, less allowance for doubtful accounts	20,966	21,616
Inventories	82,841	105,359
Prepaid expenses and other current assets	6,229	5,604
Property, plant and equipment, net	86,801	83,776
Goodwill	41,089	41,089
Trademarks and other intangible assets, net	51,029	51,029
Other assets	4,649	4,381
Deferred tax assets (3)	16,510	—
Impairments of long-lived assets held for sale(2)	(136,368)	(78,464)
Current assets of discontinued operations(1)	$179,327	$240,851

Liabilities
Accounts payable	$23,873	$31,762
Accrued expenses and other current liabilities	10,355	6,880
Deferred tax liabilities (3)	—	11,111
Other noncurrent liabilities	78	93
Current liabilities of discontinued operations(1)	$34,306	$49,846

(1) The assets and liabilities of Hain Pure Protein are classified as current on the December 31, 2018 and June 30, 2018 Consolidated Balance Sheets because it is probable that the sale will occur within twelve months of the Board of Directors’ approval.

(2) In the three months ended June 30, 2018, results for HPPC (which comprises the Plainville Farms and FreeBird brands) were below our projections.  The fourth quarter results, as well as negative market conditions in the sector, required the Company to reduce the internal projections for the business, which resulted in the Company lowering the projected long-term growth rate and profitability levels for HPPC. Accordingly, the updated projections indicated that the fair value of the HPPC business was below carrying value. As a result, in the three months ended June 30, 2018, the Company recorded a reserve of $78,464 to adjust the carrying value of Hain Pure Protein to its fair value, less its cost to sell primarily related to the Plainville Farms business. In the first quarter of the current fiscal year, the Company increased the reserve to adjust the carrying value of Hain Pure Protein by an additional $2,958. In the three months ended December 31, 2018, the Company recorded an additional reserve of $54,946, primarily related to the Plainville Farms business, as well as unfavorable market conditions that continued to negatively impact the Hain Pure Protein reportable segment.

(3) The change in deferred taxes from June 30, 2018 to December 31, 2018 was the result of the reversal of the $12,250 million deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, deferred taxes were impacted by the tax effect of current period book losses as well as the deferred tax benefit arising from asset impairment charges.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Project Terra costs and other” in the Consolidated Statements of Operations. Acquisition-related costs for the three and six months ended December 31, 2018 were de minimis. Acquisition-related costs of $215 and $329 were expensed in the three and six months ended December 31, 2017, respectively. The expenses incurred primarily related to professional fees and other transaction-related costs associated with our recent acquisitions.

Fiscal 2019

There were no acquisitions completed in the six months ended December 31, 2018.

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

7.    INVENTORIES

Inventories consisted of the following:

	December 31, 2018	June 30, 2018
Finished goods	$236,310	$231,926
Raw materials, work-in-progress and packaging	166,414	159,599
	$402,724	$391,525

8.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2018	June 30, 2018
Land	$27,668	$28,378
Buildings and improvements	89,340	83,289
Machinery and equipment	306,903	323,348
Computer hardware and software	55,802	54,092
Furniture and fixtures	18,090	17,894
Leasehold improvements	30,927	31,519
Construction in progress	28,532	17,280
	557,262	555,800
Less: Accumulated depreciation and amortization	237,226	245,628
	$320,036	$310,172

Depreciation and amortization expense for the three months ended December 31, 2018 and 2017 was $7,735 and $8,083, respectively. Such expense for the six months ended December 31, 2018 and 2017 was $16,184 and $16,368, respectively.

In the six months ended December 31, 2018, the Company recorded $5,275 of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom.
Additionally, in the second quarter of fiscal 2019, the Company recorded a $534 non-cash impairment charge to write down the value of certain machinery and equipment used to manufacture certain slow moving SKUs in the United States that were discontinued.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Rest of World	Total
Balance as of June 30, 2018 (a)	$552,814	$377,163	$94,159	$1,024,136
Translation and other adjustments, net	—	(13,086)	(2,263)	(15,349)
Balance as of December 31, 2018 (a)	$552,814	$364,077	$91,896	$1,008,787

(a) The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment, $29,219 related to the Company’s Europe operating segment and $7,700 related to the Company’s Hain Ventures operating segment (formerly known as the Cultivate Ventures operating segment).

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
During the three months ended December 31, 2018, the Company updated the forecasted operating results for each of its reporting units based on the most recent financial results. The updated forecasts reflected lower projected short-term revenue growth and profitability than previously expected, primarily in its United States segment. In connection with the preparation of the Consolidated Financial Statements for the period ended December 31, 2018, the Company assessed qualitative and quantitative factors, which included sensitivity analyses, and concluded that it is more likely than not that the fair value of its reporting units exceeds its carrying amount.  The Company will continue to monitor impairment indicators and financial results in future periods.

Other Intangible Assets

The following table sets forth Consolidated Balance Sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	December 31, 2018	June 30, 2018
Non-amortized intangible assets:
Trademarks and tradenames (a)	$360,321	$385,609
Amortized intangible assets:
Other intangibles	232,997	239,323
Less: accumulated amortization	(119,784)	(114,545)
Net carrying amount	$473,534	$510,387

(a) The gross carrying value of trademarks and tradenames is reflected net of $83,734 and $65,834 of accumulated impairment charges at December 31, 2018 and at June 30, 2018, respectively.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired tradenames and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible asset exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. During the three months ended December 31, 2018, the Company determined that an indicator of impairment existed in certain of the Company’s indefinite-lived tradenames. The result of this assessment for the second quarter of fiscal 2019 indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $17,900 was recognized ($11,300 in the United States segment, $2,787 in the United Kingdom segment, $3,813 in the Rest of World). During the fiscal year ended June 30, 2018, an impairment charge of $5,632 ($5,100 in the Rest of World and $532 in the United Kingdom segment) related to certain of the Company’s tradenames was recognized.
Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Amortization of acquired intangibles	$3,860	$4,572	$7,765	$9,146

10.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2018	June 30, 2018
Unsecured revolving credit facility	$414,266	$401,852
Term loan	288,750	296,250
Less: Unamortized issuance costs	(617)	(692)
Tilda short-term borrowing arrangements	18,725	9,338
Other borrowings	6,570	7,358
	727,694	714,106
Short-term borrowings and current portion of long-term debt	35,566	26,605
Long-term debt, less current portion	$692,128	$687,501

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants, such as maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of December 31, 2018, there were $414,266 and $288,750 of borrowings outstanding under the unsecured revolving credit facility and term loan, respectively, and $9,698 letters of credit outstanding under the Credit Agreement. On November 7, 2018, the Company amended the Credit Agreement to modify the calculation of the consolidated leverage ratio related to costs associated with CEO succession as well as the Project Terra cost reduction programs. On February 6, 2019 the Company entered into an amendment to the Credit Agreement, whereby its allowable consolidated leverage ratio increased to no more than 4.0 to 1.0 as of December 31, 2018 and no more than 3.75 to 1.0 as of March 31, 2019 and June 30, 2019. The consolidated leverage ratio returns to 3.5 to 1.0 beginning in the period ending September 30, 2019. As of December 31, 2018, $576,036 is available under the Credit Agreement, and the Company was in compliance with all associated covenants, as amended.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 1.70% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 0.70% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2018 was 4.10%. Additionally, the Credit Agreement contains a Commitment Fee, as defined in the Credit Agreement, on the amount unused under the Credit Agreement ranging from 0.20% to 0.30% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid. The aforementioned February 6, 2019 amendment to the Credit Agreement also includes a provision whereby if the Company’s consolidated leverage ratio equals or exceeds 3.5 as of December 31, 2018, March 31, 2019 or June 30, 2019, the loans will bear interest at rates based on (a) the Eurocurrency rate, as defined in the Credit Agreement, plus a rate of 1.90%; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate of 0.90%, and will be subject to a 0.35% Commitment Fee on the unused amounts under the Credit Agreement.

The term loan has required installment payments due on the last day of each fiscal quarter commencing June 30, 2018 in an amount equal to $3,750 and can be prepaid in whole or in part without premium or penalty.

Tilda Short-Term Borrowing Arrangements

Tilda, a component of our United Kingdom reportable segment, maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 4.16% at December 31, 2018). As of December 31, 2018 and June 30, 2018, there were $18,725 and $9,338 of borrowings under these arrangements, respectively.

11.    INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. In the first quarter of fiscal 2019, the Company used an estimated annual effective tax rate to calculate its provision for income taxes. The Company calculated its effective tax rate on a discrete basis for the six months ended December 31, 2018 due to significant variations in the relationship between tax expense and projected pre-tax income. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

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

Due to the complexities involved in accounting for the Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 required that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Pursuant to SAB 118, the Company was allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of December 31, 2018, the Company finalized its accounting for the income tax effects of the Tax Act and recorded an additional expense of $8,205 related to its transition tax liability. The net increase in the transition tax was due to the finalization of our earnings and profits study for our foreign subsidiaries. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with SAB No. 118. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear, and we expect ongoing guidance to be issued at both the federal and state levels. The Company will continue to monitor and assess the impact of any new developments.

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We have computed the impact on our effective tax rate on a discrete basis. The actual tax expense we record for GILTI may differ from this estimate.

The effective income tax rate from continuing operations was expense of 19.1% and a benefit of 70.1% for the three months ended December 31, 2018 and December 31, 2017, respectively. The effective income tax rate from continuing operations was a benefit of 8.4% and 19.9% for the six months ended December 31, 2018 and December 31, 2017, respectively. The effective income tax rate from continuing operations for the three and six months ended December 31, 2018 was impacted by provisions in the Tax Act including GILTI, finalization of the transition tax liability, and limitations on the deductibility of executive compensation. The effective income tax rate was also impacted by the geographical mix of earnings and state taxes. The effective rate for the three and six months ended December 31, 2017 was primarily impacted by the enactment of the Tax Act on December 22, 2017, specifically the revalue of net deferred tax liabilities to the enacted 21% tax rate, inclusion of the transition tax liability estimate and deductibility of executive officers’ compensation.

The income tax benefit from discontinued operations was $22,452 and $27,620 for the three and six months ended December 31, 2018, while the income tax expense from discontinued operations was $1,321 and $2,307 for the three and six months ended December 31, 2017. The benefit for income taxes for the three and six months ended December 31, 2018 includes the reversal of the $12,250 deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, the three and six month tax benefit is impacted by the tax effect of current period book losses as well as the deferred tax benefit arising from asset impairment charges.

12.     ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Foreign currency translation adjustments:
Other comprehensive (loss) income before reclassifications (1)	$(27,948)	$8,336	$(41,467)	$42,197
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	—	—	—	39
Amounts reclassified into income (2)	—	—	—	(106)
Unrealized gain/(loss) on equity investment:
Other comprehensive income (loss) before reclassifications	—	5	—	(2)
Net change in accumulated other comprehensive (loss) income	$(27,948)	$8,341	$(41,467)	$42,128

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a net loss of $313 and a net gain of $315 for the three months ended December 31, 2018 and 2017, respectively, and a net loss of $472 and a net gain of $1,066 for the six months ended December 31, 2018 and 2017, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Operations and, before taxes, were $132 for the six months ended December 31, 2017. There were no amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments for the three and six months ended December 31, 2018 and for the three months ended December 31, 2017.

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Selling, general and administrative expense	$1,774	$4,158	$1,565	$7,322
Chief Executive Officer Succession Plan expense, net	117	—	429	—
Discontinued operations	20	—	52	—
Total compensation cost recognized for stock-based compensation plans	$1,911	$4,158	$2,046	$7,322
Related income tax benefit	$256	$1,187	$295	$2,421

In the six months ended December 31, 2018, the Company recorded a benefit of $1,867 related to the reversal of expense associated with the TSR Grant under the 2017-2019 LTIP, as defined and discussed further below.

Stock Options

A summary of the stock option activity for the six months ended December 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2018	122	$2.26
Exercised	—	—
Options outstanding and exercisable at December 31, 2018	122	$2.26	12.5	$1,658

At December 31, 2018, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock

A summary of the restricted stock and restricted share unit activity for the six months ended December 31, 2018 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2018	1,057	$22.29
Granted (1)	1,147	$8.79
Vested(2)	(269)	$25.80
Forfeited (3)	(284)	$16.73
Non-vested restricted stock, restricted share units, and performance units at December 31, 2018	1,651	$13.29
(1) Includes 1,050 performance share units granted to Mr. Schiller in connection with his Inducement Award, as described further below, and 79 time-based restricted shares granted to Mr. Schiller that vest over three years.
(2) Includes the vesting of 172 shares associated with Irwin D. Simon, the Company’s former CEO, 88 of which were accelerated in connection with the CEO Succession Agreement.
(3) Includes the cancellation of 223 shares of performance stock unit awards previously granted in connection with the 2016-2018 LTIP, as further discussed below.

	Six Months Ended December 31,
	2018	2017
Fair value of restricted stock and restricted share units granted	$10,073	$14,595
Fair value of shares vested	$6,938	$14,238
Tax benefit recognized from restricted shares vesting	$2,561	$4,887

At December 31, 2018, $15,107 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards was expected to be recognized over a weighted-average period of approximately 2.7 years.

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

2016-2018 and 2017-2019 LTIP

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

During the six months ended December 31, 2018, in connection with the 2016-2018 LTIP, for the three-year performance period of July 1, 2015 through June 30, 2018, the Compensation Committee determined that the adjusted operating income goal required to be met for Section 162(m) funding was not achieved and determined that no awards would be paid or vested pursuant to the 2016-2018 LTIP. Accordingly, all performance stock unit awards previously granted in connection with the relative TSR portion of the award were forfeited, and amounts accrued relating to the net sales portion of the award were reversed. As such, in the six months ended December 31, 2018, the Company recorded a benefit of $6,482 associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 LTIP, of which $5,065 was recorded in Chief Executive Officer Succession Plan expense, net on the Consolidated Statement of Operations.

In connection with the 2017-2019 LTIP, in the six months ended December 31, 2018, the Company determined that the achievement of the adjusted operating income goal required to be met for Section 162(m) funding was not probable. Accordingly, during the six months ended December 31, 2018, the Company recorded benefits of $1,129 and $1,867 associated with the reversal of previously accrued amounts under the portions of the 2017-2019 LTIP that were dependent on the achievement of pre-determined performance measures of net sales and relative TSR, respectively.

Inducement Grant

On November 6, 2018, Mr. Schiller received an award of 1,050 performance-stock units intended to represent the total three-year long-term incentive opportunity that would have been made in fiscal years 2019 – 2021 (the “PSUs”). The PSUs will vest pursuant to the achievement of pre-established three-year compound annual TSR levels. The number of shares actually issued will range from zero to 1,050. No PSUs will vest if the 3-Year compound annual TSR is below 15%.

The number of PSUs expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the three-year service period, regardless of the eventual number of PSUs that are earned based upon the market condition, provided Mr. Schiller remains an employee at the end of the three-year period. Compensation expense is reversed if at any time during the three-year service period Mr. Schiller is no longer an employee, subject to certain termination and change in control eligibility provisions. These PSUs are subject to a holding period of one year after the vesting date. As such, an illiquidity discount was applied to the grant date fair value. The total grant date fair value of the award was estimated to be $7,571, or $7.21 per share.

Total compensation cost related to this award recognized in the three and six months ended December 31, 2018 was $386.

14.    INVESTMENTS

Equity method investment

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. During fiscal 2018, the Company’s ownership interest was reduced to 13.4% due to the distribution of additional ownership interests. Further ownership interest distributions could potentially dilute the Company’s ownership interest to as low as 11.9%. At December 31, 2018 and June 30, 2018, the carrying value of the Company’s investment in Chop’t was $15,000 and $15,524, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Rabbi trust investments	$34,304	$34,304	$—	$—
Forward foreign currency contracts	429	—	429	—
Equity investment	599	599	—	—
Contingent consideration, current	1,623	—	—	1,623
Total	$36,955	$34,903	$429	$1,623
Liabilities:
Forward foreign currency contracts	$19	$—	$19	$—
Contingent consideration, non-current	265	—	—	265
Total	$284	$—	$19	$265

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

The rabbi trust investments consist of cash and mutual funds whose fair value is based on quoted prices in active markets for identical assets, and are designated as Level 1 within the valuation hierarchy. The equity investment consists of the Company’s less than 1% investment in Yeo Hiap Seng Limited, a food and beverage manufacturer and distributor based in Singapore. Fair value is measured using the market approach based on quoted prices.  The Company utilizes the income approach to measure fair value for its foreign currency forward contracts.  The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices.

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

The following table summarizes the Level 3 activity for the six months ended December 31, 2018.

Balance as of June 30, 2018	$1,909
Contingent consideration adjustment (a)	48
Translation adjustment	(69)
Balance as of December 31, 2018	$1,888

(a) The change in the fair value of contingent consideration is included in “Project Terra costs and other” in the Company’s Consolidated Statements of Operations.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2018 and December 31, 2017.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (See Note 10, Debt and Borrowings).

In addition to the instruments named above, the Company also makes fair value measurements in connection with its interim and annual goodwill and trade name impairment testing. These measurements fall into Level 3 of the fair value hierarchy (See Note 9, Goodwill and Other Intangible Assets).

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

Derivative instruments designated at inception as hedges are measured for effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three and six months ended December 31, 2018 and December 31, 2017.

There were no cash flow hedges or fair value hedges outstanding as of December 31, 2018 and June 30, 2018.

The notional amounts of derivative foreign currency exchange contracts not designated as hedges at December 31, 2018 and June 30, 2018 were $48,093 and $20,986, respectively. The fair values of derivatives not designated as hedges at December 31, 2018 and June 30, 2018 were $410 and $338 of net assets, respectively.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material for the three and six months ended December 31, 2018 and December 31, 2017.

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

Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018. On April 6, 2018, the parties filed a proposed stipulation agreeing to stay the Consolidated Derivative Action until October 4, 2018, which the Court granted on May 3, 2018. On October 9, 2018, the Court further stayed this matter until December 4, 2018 and on December 4, 2018 further stayed the matter until January 14, 2019. On January 14, 2019, the Court held a status conference and granted Plaintiffs leave to file an amended complaint by March 7, 2019, while continuing the stay as to all other aspects of the case. The Court scheduled a status conference for March 13, 2019.

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

On October 16, 2018, following a mediation on October 3, 2018, CEH and the Company executed a proposed consent judgment (“Consent Judgment”) to resolve the above-referenced action in its entirety.  The Consent Judgment sets acrylamide standards for potato- and sweet-potato based fried or baked snack foods.  The Consent Judgment requires the Company to pay total of $588 in non-contingent settlement payments.  In addition, the Consent Judgment sets a series of separate contingent payments if the Company exercises certain options in the future with respect to injunctive terms.  On December 18, 2018, the Court approved the Consent Judgment. Accordingly, the Consent Judgment is now in effect and binding on the parties.

SEC Investigation

As previously disclosed, the Company voluntarily contacted the Securities and Exchange Commission (the “Commission”) in August 2016 to advise it of the Company’s delay in the filing of its periodic reports and the performance of the independent review conducted by the Audit Committee.  On December 11, 2018, the Commission announced it had reached a settlement agreement with the Company and published its order instituting proceedings, which includes the settlement. The settlement fully resolves this matter, without any finding of intentional wrongdoing by the Company and without any monetary penalty, while noting the

Company’s cooperation and prompt remedial acts.  The order and terms of the settlement relate to the Company’s previously disclosed material weaknesses in internal controls over financial reporting.

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

Net sales and operating income are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in “Corporate and Other.” Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, certain Project Terra costs are included in “Corporate and Other.” Expenses that are managed centrally, but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net Sales:
United States	$259,155	$270,303	$503,140	$533,962
United Kingdom	225,338	238,201	443,915	460,646
Rest of World	99,663	107,728	197,934	210,843
	$584,156	$616,232	$1,144,989	$1,205,451

Operating (Loss)/Income:
United States	$7,180	$21,861	$9,350	$42,722
United Kingdom	14,655	13,598	18,675	23,199
Rest of World	8,374	10,535	16,210	19,532
	$30,209	$45,994	$44,235	$85,453
Corporate and Other (a)	(45,596)	(15,029)	(83,726)	(25,247)
	$(15,387)	$30,965	$(39,491)	$60,206

(a) For the three months ended December 31, 2018, Corporate and Other includes $10,148 of Chief Executive Officer Succession Plan expense, net, $5,506 of Project Terra costs and other and $920 of accounting review and remediation costs. Corporate and Other for the three months ended December 31, 2018 also includes impairment charges of $17,900 ($11,300 related to the United States segment, $2,787 related to the United Kingdom segment and $3,813 in Rest of World) related to certain of the Company’s tradenames. For the three months ended December 31, 2017, Corporate and Other includes $641 of Project Terra costs and other $4,451 of accounting review and remediation costs.

For the six months ended December 31, 2018, Corporate and Other includes $29,701 of Chief Executive Officer Succession Plan expense, net, $13,483 of Project Terra costs and other and $4,334 of accounting review and remediation costs. Corporate and Other for the six months ended December 31, 2018 also includes impairment charges of $17,900 ($11,300 related to the United States segment, $2,787 related to the United Kingdom segment and $3,813 in Rest of World) related to certain of the Company’s tradenames. For the six months ended December 31, 2017, Corporate and Other included $3,254 of Project Terra costs and other and net expense of $3,093 of accounting review and remediation costs, net of insurance proceeds, consisting of $8,093 of costs incurred in the six months ended December 31, 2017 offset by insurance proceeds of $5,000.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area were as follows:

	December 31, 2018	June 30, 2018
United States	$108,930	$99,650
United Kingdom	174,625	174,214
All Other	86,189	86,700
Total	$369,744	$360,564

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
United States	$272,260	$286,059	$528,290	$564,353
United Kingdom	225,338	238,201	443,915	460,646
All Other	86,558	91,972	172,784	180,452
Total	$584,156	$616,232	$1,144,989	$1,205,451

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes for the period ended December 31, 2018 thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, WestSoy®, Yorkshire Provender®, Yves Veggie Cuisine® and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

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

Comparison of Three Months Ended December 31, 2018 to Three Months Ended December 31, 2017

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2018 and 2017 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2018		December 31, 2017		Dollars	Percentage
Net sales	$584,156	100.0%	$616,232	100.0%	$(32,076)	(5.2)%
Cost of sales	469,883	80.4%	482,282	78.3%	(12,399)	(2.6)%
Gross profit	114,273	19.6%	133,950	21.7%	(19,677)	(14.7)%
Selling, general and administrative expenses	85,387	14.6%	86,444	14.0%	(1,057)	(1.2)%
Amortization of acquired intangibles	3,860	0.7%	4,572	0.7%	(712)	(15.6)%
Project Terra costs and other	9,872	1.7%	4,069	0.7%	5,803	142.6%
Chief Executive Officer Succession Plan expense, net	10,148	1.7%	—	—%	10,148	100.0%
Accounting review and remediation costs, net of insurance proceeds	920	0.2%	4,451	0.7%	(3,531)	(79.3)%
Long-lived asset and intangibles impairment	19,473	3.3%	3,449	0.6%	16,024	*
Operating (loss) income	(15,387)	(2.6)%	30,965	5.0%	(46,352)	(149.7)%
Interest and other financing expense, net	8,817	1.5%	6,479	1.1%	2,338	36.1%
Other expense/(income), net	373	0.1%	(760)	(0.1)%	1,133	(149.1)%
(Loss) income from continuing operations and before income taxes and equity in net (loss) income of equity-method investees	(24,577)	(4.2)%	25,246	4.1%	(49,823)	(197.4)%
Provision (benefit) for income taxes	4,690	0.8%	(17,690)	(2.9)%	22,380	(126.5)%
Equity in net loss (income) of equity-method investees	11	—%	(194)	—%	205	(105.7)%
Net (loss) income from continuing operations	$(29,278)	(5.0)%	$43,130	7.0%	$(72,408)	(167.9)%
Net (loss) income from discontinued operations, net of tax	$(37,223)	(6.4)%	$3,973	0.6%	$(41,196)	*
Net (loss) income	$(66,501)	(11.4)%	$47,103	7.6%	$(113,604)	*

Adjusted EBITDA	$44,868	7.7%	$67,658	11.0%	$(22,790)	(33.7)%
* Percentage is not meaningful

Net Sales

Net sales for the three months ended December 31, 2018 were $584.2 million, a decrease of $32.1 million, or 5.2%, from net sales of $616.2 million for the three months ended December 31, 2017. On a constant currency basis, net sales decreased approximately 3.6% from the prior year quarter. Net sales decreased across all three of our reportable segments. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the three months ended December 31, 2018 was $114.3 million, a decrease of $19.7 million, or 14.7%, as compared to the prior year quarter. Gross profit margin was 19.6% of net sales, compared to 21.7% in the prior year quarter. Gross profit was unfavorably impacted by higher trade and promotional investments to drive future period growth and increased freight and commodity costs in the United States. These increased costs were partially offset by Project Terra cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $85.4 million for the three months ended December 31, 2018, a decrease of $1.1 million, or 1.2%, from $86.4 million for the prior year quarter. Selling, general and administrative expenses decreased primarily due to a decrease in stock-based compensation expense and Project Terra savings, offset in part by higher marketing investment costs in the Company’s international businesses. Selling, general and administrative expenses as a percentage of net sales was 14.6% in the three months ended December 31, 2018 and 14.0% in the prior year quarter, reflecting an increase of 60 basis points primarily attributable to the aforementioned decrease in net sales.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $3.9 million for the three months ended December 31, 2018, a decrease of $0.7 million from $4.6 million in the prior year quarter. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized subsequent to December 31, 2017.

Project Terra Costs and Other

Project Terra costs and other was $9.9 million for the three months ended December 31, 2018, an increase of $5.8 million from $4.1 million in the prior year quarter. The increase was primarily due to increased consulting fees incurred in connection with the Company’s Project Terra strategic review and increased severance costs for the three months ended December 31, 2018 as compared to the prior year period. Project Terra costs and other for the three months ended December 31, 2018 also included $2.1 million in costs associated with the exit of a leased production facility in the United Kingdom.

Chief Executive Officer Succession Plan Expense, net

Net costs and expenses associated with the Company’s Chief Executive Officer Succession Plan were $10.1 million for the three months ended December 31, 2018. There were no comparable expenses in the three months ended December 31, 2017. See Note 3, Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $1.1 million for the three months ended December 31, 2018, compared to $4.5 million in the prior year quarter. Included in accounting review and remediation costs for the three months ended December 31, 2018 were insurance proceeds of $0.2 million related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters. The net amount of accounting review costs for the three months ended December 31, 2018 was expense of $0.9 million.

Long-lived Asset and Intangibles Impairment

In the second quarter of fiscal 2019, the Company recorded a pre-tax impairment charge of $17.9 million ($11.3 million in the United States, $3.8 million related to Rest of World and $2.8 million related to the United Kingdom segment) related to certain trade names of the Company. See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q. Additionally, in the three months ended December 31, 2018, the Company recorded $1.6 million of non-cash impairment charges primarily related to the write down the value of certain machinery and equipment.

Operating (Loss) Income

Operating loss for the three months ended December 31, 2018 was $15.4 million compared to operating income of $31.0 million in the prior year quarter. The decrease in operating income resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $8.8 million for the three months ended December 31, 2018, an increase of $2.3 million, or 36.1%, from $6.5 million in the prior year quarter. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt and other borrowings. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other Expense/(Income), net

Other expense, net totaled $0.4 million for the three months ended December 31, 2018, compared to $0.8 million of income in the prior year quarter. Included in other expense, net were net unrealized foreign currency losses, which were higher in the current quarter than the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

(Loss) Income From Continuing Operations Before Income Taxes and Equity in Net Income of Equity-Method Investees

Loss before income taxes and equity in net income of our equity-method investees for the three months ended December 31, 2018 was $24.6 million compared to income of $25.2 million for the three months ended December 31, 2017. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. For the three months ended December 31, 2018, the Company calculated its effective tax rate based on a discrete basis due to significant variations in the relationship between income tax expense and projected pre-tax income. As a result, the actual effective tax rate for the six months ended December 31, 2018 is being utilized. Our income tax expense from continuing operations was $4.7 million for the three months ended December 31, 2018 compared to $17.7 million of tax benefit in the prior year quarter.

The effective income tax rate from continuing operations was 19.1% for the three months ended December 31, 2018, compared to a benefit of 70.1% for the three months ended December 31, 2017. The effective income tax rate from continuing operations for the three months ended December 31, 2018 was impacted by the provisions in the Tax Act including global intangible low-taxed income, finalization of the transition tax liability and limitations on the deductibility of executive compensation. The effective income tax rate was also negatively impacted by the geographical mix of earnings and state taxes. For an additional discussion on the impact of the Tax Act, see Note 11, Income Taxes, in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The effective income tax rate from continuing operations for the three months ended December 31, 2017 was primarily impacted by the enactment of the Tax Act on December 22, 2017, specifically the revalue of net deferred tax liabilities to the enacted 21% tax rate, inclusion of the transition tax liability estimate and limitation on the deductibility of executive officers’ compensation.

The income tax benefit from discontinued operations was $22.5 million for the three months ended December 31, 2018, compared to income tax expense from discontinued operations was $1.3 million for the three months ended December 31, 2017. The benefit for income taxes for the three months ended December 31, 2018 includes the reversal of the $12.3 million deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, the three month tax benefit is impacted by the tax effect of current period book losses as well as the deferred tax benefit arising from asset impairment charges.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended December 31, 2018 was essentially breakeven, compared to equity in net income of $0.2 million in the three months ended December 31, 2017. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for the three months ended December 31, 2018 was $29.3 million compared to net income of $43.1 million for the three months ended December 31, 2017. Net loss per diluted share was $0.28 for the three months ended December 31, 2018 compared to net income per diluted share of $0.41 in the prior year quarter. The decrease was attributable to the factors noted above.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the three months ended December 31, 2018 was $37.2 million compared to net income from discontinued operations for the three months ended December 31, 2017 of $4.0 million, or $0.36 net loss per diluted share and $0.04 net income per diluted share, respectively. The decrease was attributable to asset impairment charges of $54.9 million recorded in the three months ended December 31, 2018.

Net (Loss) Income

Net loss for the three months ended December 31, 2018 was $66.5 million compared to net income of $47.1 million in the prior year quarter. Net loss per diluted share was $0.64 in the three months ended December 31, 2018 compared to net income per diluted share of $0.45 in the three months ended December 31, 2017. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $44.9 million and $67.7 million for the three months ended December 31, 2018 and 2017, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating (loss) income by reportable segment for the three months ended December 31, 2018 and 2017:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/18	$259,155	$225,338	$99,663	$—	$584,156
Three months ended 12/31/17	270,303	238,201	107,728	—	616,232
$ change	$(11,148)	$(12,863)	$(8,065)	n/a	$(32,076)
% change	(4.1)%	(5.4)%	(7.5)%	n/a	(5.2)%

Operating income (loss)
Three months ended 12/31/18	$7,180	$14,655	$8,374	$(45,596)	$(15,387)
Three months ended 12/31/17	21,861	13,598	10,535	(15,029)	30,965
$ change	$(14,681)	$1,057	$(2,161)	$(30,567)	$(46,352)
% change	(67.2)%	7.8%	(20.5)%	(203.4)%	(149.7)%

Operating income (loss) margin
Three months ended 12/31/18	2.8%	6.5%	8.4%	n/a	(2.6)%
Three months ended 12/31/17	8.1%	5.7%	9.8%	n/a	5.0%

United States

Our net sales in the United States segment for the three months ended December 31, 2018 were $259.2 million, a decrease of $11.1 million, or 4.1%, from net sales of $270.3 million for the three months ended December 31, 2017. The decrease in net sales was primarily driven by declines in our Pantry and Better-For-You-Baby platforms, partially offset by an increase in our Better-For-You-Snacks platform. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in the United States for the three months ended December 31, 2018 was $7.2 million, a decrease of $14.7 million from operating income of $21.9 million for the three months ended December 31, 2017. The decrease in operating income was the result of the aforementioned decrease in net sales, higher trade investments to drive future period growth and increased freight and commodity costs.

United Kingdom

Our net sales in the United Kingdom segment for the three months ended December 31, 2018 were $225.3 million, a decrease of $12.9 million, or 5.4%, from net sales of $238.2 million for the three months ended December 31, 2017. On a constant currency basis, net sales decreased 2.4% from the prior year quarter. The net sales decrease was primarily due to declines in sales of the Company’s Hartley’s®, Cully and Sully®, and New Covent Garden Soup Co.® brands and private label sales offset in part by growth from the Company’s Tilda® business and Linda McCartney® brand. Operating income in the United Kingdom segment for the three months ended December 31, 2018 was $14.7 million, an increase of $1.1 million from $13.6 million for the three months ended December 31, 2017. The increase in operating income was primarily due to operating efficiencies achieved at Hain Daniels driven by Project Terra.

Rest of World

Our net sales in Rest of World were $99.7 million for the three months ended December 31, 2018, a decrease of $8.1 million, or 7.5%, from net sales of $107.7 million for the three months ended December 31, 2017. On a constant currency basis, net sales decreased 4.7% from the prior year. The decrease in net sales was driven by declines in Canada from the Company’s Europe’s Best® and Dream® brands and private label sales, offset in part by growth in our Yves Veggie Cuisine®, Live Clean® and Tilda® brands. Net sales in Europe were relatively flat driven by increased net sales from our Joya® brand and private label sales offset in part by declines in our Danival®, Lima® and Dream® brands. Hain Ventures (formerly known as Cultivate) net sales decreased from the prior year quarter, primarily driven by declines from the Blueprint®, Westsoy®, Sunspire® and DeBoles® brands, offset in part by growth from the Health Valley® and Yves Veggie Cuisine® brands. Operating income in the segment for the three months ended December 31, 2018 was $8.4 million, a decrease of $2.2 million, from $10.5 million for the three months ended December 31, 2017. The decrease in operating income was primarily due to the aforementioned decrease in sales, start-up costs incurred in connection with a new manufacturing facility in Canada and higher trade investments to drive future growth.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Chief Executive Officer Succession Plan expense, net, Project Terra costs and other and Accounting review and remediation costs, net are included in Corporate and Other and were $10.1 million, $5.5 million and $0.9 million, respectively, for the three months ended December 31, 2018. Corporate and Other in the three months ended December 31, 2018 also includes tradename impairment charges of $17.9 million.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Comparison of Six Months Ended December 31, 2018 to Six Months Ended December 31, 2017

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2018 and 2017 (amounts in thousands, other than percentages which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2018		December 31, 2017		Dollars	Percentage
Net sales	$1,144,989	100.0%	$1,205,451	100.0%	$(60,462)	(5.0)%
Cost of sales	931,122	81.3%	948,113	78.7%	(16,991)	(1.8)%
Gross profit	213,867	18.7%	257,338	21.3%	(43,471)	(16.9)%
Selling, general and administrative expenses	167,644	14.6%	172,525	14.3%	(4,881)	(2.8)%
Amortization of acquired intangibles	7,765	0.7%	9,146	0.8%	(1,381)	(15.1)%
Project Terra costs and other	20,205	1.8%	8,919	0.7%	11,286	126.5%
Chief Executive Officer Succession Plan expense, net	29,701	2.6%	—	—%	29,701	100.0%
Accounting review and remediation costs, net of insurance proceeds	4,334	0.4%	3,093	0.3%	1,241	40.1%
Long-lived asset and intangibles impairment	23,709	2.1%	3,449	0.3%	20,260	*
Operating (loss) income	(39,491)	(3.4)%	60,206	5.0%	(99,697)	(165.6)%
Interest and other financing expense, net	16,522	1.4%	12,761	1.1%	3,761	29.5%
Other expense/(income), net	973	0.1%	(3,887)	(0.3)%	4,860	(125.0)%
(Loss) income from continuing operations and before income taxes and equity in net income of equity-method investees	(56,986)	(5.0)%	51,332	4.3%	(108,318)	*
(Benefit) provision for income taxes	(4,793)	(0.4)%	(10,206)	(0.8)%	5,413	(53.0)%
Equity in net loss (income) of equity-method investees	186	—%	(205)	—%	391	(190.7)
Net (loss) income from continuing operations	$(52,379)	(4.6)%	$61,743	5.1%	$(114,122)	(184.8)%
Net loss (income) from discontinued operations, net of tax	$(51,547)	(4.5)%	$5,206	0.4%	$(56,753)	*
Net (loss) income	$(103,926)	(9.1)%	$66,949	5.6%	$(170,875)	*

Adjusted EBITDA	$78,926	6.9%	$121,119	10.0%	$(42,193)	(34.8)%
* Percentage is not meaningful

Net Sales

Net sales for the six months ended December 31, 2018 were $1.14 billion, a decrease of $60.5 million, or 5.0%, from net sales of $1.21 billion for the six months ended December 31, 2017. On a constant currency basis, net sales decreased approximately 3.9% from the prior year period. Net sales decreased across all three of our reportable segments. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the six months ended December 31, 2018 was $213.9 million, a decrease of $43.5 million, or 16.9%, as compared to the prior year period. Gross profit margin was 18.7% of net sales, compared to 21.3% in the prior year period. Gross profit was unfavorably impacted by higher trade and promotional investments and increased freight and commodity costs primarily in the United States segment. These increased costs were partially offset by Project Terra cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $167.6 million for the six months ended December 31, 2018, a decrease of $4.9 million, or 2.8%, from $172.5 million for the prior year. Selling, general and administrative expenses decreased primarily due to a decrease of $2.5 million associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 and 2017-2019 LTIPs and a $5.8 million decrease in stock-based compensation expense, which included the reversal of $1.9 million of previously recognized stock-based compensation expense associated with the relative TSR portion of the 2017-2019 LTIP due to specified performance metrics not being attained. See Note 13, Stock-based Compensation and Incentive Performance Plans, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion on the aforementioned reversals under the Company’s LTIPs. This decrease was offset in part by higher marketing investment costs in the Company’s international businesses. Selling, general and administrative expenses as a percentage of net sales was 14.6% in the six months ended December 31, 2018 and 14.3% in the prior year period, reflecting an increase of 30 basis points primarily attributable to the aforementioned decrease in net sales.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $7.8 million for the six months ended December 31, 2018, a decrease of $1.4 million from $9.1 million in the prior year period. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized subsequent to December 31, 2017.

Project Terra Costs and Other

Project Terra costs and other was $20.2 million for the six months ended December 31, 2018, an increase of $11.3 million from $8.9 million in the prior year period. The increase was primarily due to increased consulting fees incurred in connection with the Company’s Project Terra strategic review for the six months ended December 31, 2018 as compared to the prior year period. Project Terra costs and other for the six months ended December 31, 2018 also included $2.1 million in costs associated with the exit of a leased production facility in the United Kingdom.

Chief Executive Officer Succession Plan Expense, net

Net costs and expenses associated with the Company’s Chief Executive Officer Succession Plan were $29.7 million for the six months ended December 31, 2018. There were no comparable expenses in the six months ended December 31, 2017. See Note 3, Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $4.3 million for the six months ended December 31, 2018, compared to $3.1 million in the prior year. Included in accounting review and remediation costs for the six months ended December 31, 2018 and 2017 were insurance proceeds of $0.2 million and $5.0 million, respectively, related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters.

Long-lived Asset and Intangibles Impairment

In the six months ended December 31, 2018, the Company recorded a pre-tax impairment charge of $17.9 million ($11.3 million related to the United States, $3.8 million related to Rest of World and $2.8 million related to the United Kingdom segment) related to certain tradenames of the Company. See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q. Additionally, the Company recorded $5.3 million of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom

Operating (Loss) Income

Operating loss for the six months ended December 31, 2018 was $39.5 million compared to operating income of $60.2 million in the prior year period. The decrease in operating income resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $16.5 million for the six months ended December 31, 2018, an increase of $3.8 million, or 29.5%, from $12.8 million in the prior year period. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt and other borrowings. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other Expense/(Income), net

Other expense, net totaled $1.0 million for the six months ended December 31, 2018, compared to $3.9 million of income in the prior year. Included in other expense, net were net unrealized foreign currency losses, which were higher in the six months ended December 31, 2018 than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

(Loss) Income From Continuing Operations Before Income Taxes and Equity in Net Income of Equity-Method Investees

Loss before income taxes and equity in net income of our equity-method investees for the six months ended December 31, 2018 was $57.0 million compared to income of $51.3 million for the six months ended December 31, 2017. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. For the six months ended December 31, 2018, the Company calculated its effective tax rate based on a discrete basis due to significant variations in the relationship between income tax expense and projected pre-tax income. As a result, the actual effective tax rate for the six months ended December 31, 2018 is being utilized. Our income tax expense from continuing operations was a benefit of $4.8 million for the six months ended December 31, 2018 compared to $10.2 million of tax benefit in the prior year quarter.

The effective income tax rate from continuing operations was a benefit of 8.4% and 19.9% for the six months ended December 31, 2018 and December 31, 2017, respectively. The effective income tax rate from continuing operations for the six months ended December 31, 2018 was impacted by the provisions in the Tax Act including global intangible low-taxed income, finalization of the Transition Tax liability, and limitations on the deductibility of executive compensation. The effective income tax rate was also impacted by the geographical mix of earnings and state taxes. For an additional discussion on the impact of the Tax Act, see Note 11, Income Taxes, in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The effective income tax rate from continuing operations for the six months ended December 31, 2017 was primarily impacted by the enactment of the Tax Act on December 22, 2017, specifically related to the revalue of net deferred tax liabilities to the enacted 21% tax rate, inclusion of a transition tax liability estimate and the deductibility of executive officers’ compensation.

The income tax benefit from discontinued operations was $27.6 million for the six months ended December 31, 2018, compared to income tax expense from discontinued operations was $2.3 million for the six months ended December 31, 2017. The benefit for income taxes for the six months ended December 31, 2018 includes the reversal of the $12.3 million deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, the six month tax benefit is impacted by the tax effect of current period book losses as well as the deferred tax benefit arising from asset impairment charges.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in net loss from our equity-method investments for the six months ended December 31, 2018 increased by $0.4 million when compared to the six months ended December 31, 2017. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for the six months ended December 31, 2018 was $52.4 million compared to net income of $61.7 million for the six months ended December 31, 2017. Net loss per diluted share was $0.50 for the six months ended December 31, 2018 compared to net income per diluted share of $0.59 in the prior year period. The net loss from continuing operations was attributable to the factors noted above.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the six months ended December 31, 2018 was $51.5 million compared to net income from discontinued operations for the six months ended December 31, 2017 of $5.2 million, or $0.50 net loss per diluted share and $0.05 net income per diluted share, respectively. The decrease was primarily attributable to asset impairment charges of $57.9 million recorded in the six months ended December 31, 2018.

Net (Loss) Income

Net loss for the six months ended December 31, 2018 was $103.9 million compared to net income of $66.9 million in the prior year. Net loss per diluted share was $1.00 in the six months ended December 31, 2018 compared to net income per diluted share of $0.64 in the six months ended December 31, 2017. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $78.9 million and $121.1 million for the six months ended December 31, 2018 and 2017, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating (loss) income by reportable segment for the six months ended December 31, 2018 and 2017:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/18	$503,140	$443,915	$197,934	$—	$1,144,989
Six months ended 12/31/17	533,962	460,646	210,843	—	1,205,451
$ change	$(30,822)	$(16,731)	$(12,909)	n/a	$(60,462)
% change	(5.8)%	(3.6)%	(6.1)%	n/a	(5.0)%

Operating income (loss)
Six months ended 12/31/18	$9,350	$18,675	$16,210	$(83,726)	$(39,491)
Six months ended 12/31/17	42,722	23,199	19,532	(25,247)	60,206
$ change	$(33,372)	$(4,524)	$(3,322)	$(58,479)	$(99,697)
% change	(78.1)%	(19.5)%	(17.0)%	(231.6)%	(165.6)%

Operating income (loss) margin
Six months ended 12/31/18	1.9%	4.2%	8.2%	n/a	(3.4)%
Six months ended 12/31/17	8.0%	5.0%	9.3%	n/a	5.0%

United States

Our net sales in the United States segment for the six months ended December 31, 2018 were $503.1 million, a decrease of $30.8 million, or 5.8%, from net sales of $534.0 million for the six months ended December 31, 2017. The decrease in net sales was driven by declines in our Pantry, Better-For-You-Baby and Fresh Living platforms. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in the United States for the six months ended December 31, 2018 was $9.4 million, a decrease of $33.4 million from operating income of $42.7 million for the six months ended December 31, 2017. The decrease in operating income was the result of the aforementioned decrease in net sales, higher trade investments to drive future period growth and increased freight and logistics costs.

United Kingdom

Our net sales in the United Kingdom segment for the six months ended December 31, 2018 were $443.9 million, a decrease of $16.7 million, or 3.6%, from net sales of $460.6 million for the six months ended December 31, 2017. On a constant currency basis, net sales decreased 1.8% from the prior year. The net sales decrease was primarily due to declines in sales of the Company’s Hartley’s® and New Covent Garden Soup Co.® and private label sales, partially offset by growth in the Company’s Tilda® business and Ella’s Kitchen® and Linda McCartney® brands. Operating income in the United Kingdom segment for the six months ended December 31, 2018 was $18.7 million, a decrease of $4.5 million from $23.2 million for the six months ended December 31, 2017. The decrease in operating income was primarily due to a $4.3 million non-cash impairment charge associated with the consolidation of manufacturing of certain fruit-based products in the United Kingdom in the six months ended December 31, 2018, partially offset by operating efficiencies achieved at Hain Daniels.

Rest of World

Our net sales in Rest of World were $197.9 million for the six months ended December 31, 2018, a decrease of $12.9 million, or 6.1%, from net sales of $210.8 million for the six months ended December 31, 2017. On a constant currency basis, net sales decreased 3.6% from the prior year. The decrease in net sales was driven by declines in Canada from the Company’s Europe’s Best® and Dream® brands and private label sales, offset by growth in our Yves Veggie Cuisine® and Live Clean® brands. Net sales in Europe were flat driven by strong performance from our Joya® and Natumi® brands offset in part by declines in our Danival® and Lima® brands. Hain Ventures (formerly known as Cultivate) net sales decreased from the prior year, primarily driven by declines from the Blueprint®, Westsoy®, Sunspire® and DeBoles® brands, offset in part by growth from the Yves Veggie Cuisine® brand and private label sales. Operating income in the segment for the six months ended December 31, 2018 was $16.2 million, a decrease of $3.3 million, from $19.5 million for the six months ended December 31, 2017. The decrease in operating income was primarily due to the aforementioned decrease in sales, start-up costs incurred in connection with a new manufacturing facility in Canada and costs associated with the planned closure of a manufacturing facility in the United States due to the Company’s decision to utilize a third-party manufacturer.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Chief Executive Officer Succession Plan expense, net, Project Terra costs and other and accounting review and remediation costs, net are included in Corporate and Other and were $29.7 million, $13.5 million and $4.3 million, respectively, for the six months ended December 31, 2018. Corporate and Other in the six months ended December 31, 2018 also includes tradename impairment charges of $17.9 million.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (defined below).

Our cash and cash equivalents balance decreased $68.4 million at December 31, 2018 to $38.2 million as compared to $106.6 million at June 30, 2018. At December 31, 2018, our restricted cash balance was $34.3 million which was associated with the cash separation payment provided by the Chief Executive Officer Succession Agreement, which will be paid during the current fiscal year. Our working capital from continuing operations was $367.1 million at December 31, 2018, a decrease of $71.1 million from $438.1 million at the end of fiscal 2018.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of December 31, 2018, approximately 90.7% ($34.6 million) of the total cash balance from continuing operations was held outside of the United States. Our cash balance for discontinued operations was $5.6 million and held in the United States at December 31, 2018. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we intend to further study changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2018, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,		Change in
(amounts in thousands)	2018	2017	Dollars	Percentage
Cash flows provided by (used in):
Operating activities from continuing operations	$(1,013)	$28,390	$(29,403)	(104)%
Investing activities from continuing operations	(37,676)	(37,749)	73	—%
Financing activities from continuing operations	6,563	(5,531)	12,094	219%
Decrease in cash from continuing operations	(32,126)	(14,890)	(17,236)	(116)%
(Decrease) increase in cash from discontinued operations	(880)	3,349	(4,229)	126%
Effect of exchange rate changes on cash	(1,969)	3,765	(5,734)	(152)%
Net decrease in cash and cash equivalents	$(34,975)	$(7,776)	$(27,199)	(350)%

Cash used in operating activities from continuing operations was $1.0 million for the six months ended December 31, 2018, a decrease of $29.4 million from $28.4 million of cash provided by operating activities from continuing operations for the six months ended December 31, 2017. This decrease resulted primarily from a decrease of $62.4 million in net loss adjusted for non-cash charges offset in part by $33.0 million of cash provided by working capital accounts.

Cash used in investing activities from continuing operations was $37.7 million for the six months ended December 31, 2018, a decrease of $0.1 million from $37.7 million of cash used in investing activities from continuing operations for the six months ended December 31, 2017. Capital expenditures in the six months ended December 31, 2018 and December 31, 2017 were $41.5 million and $24.7 million , respectively. In the six months ended December 31, 2017, cash used in investing activities included a $13.1 million payment for the acquisition of Clarks UK Limited.

Cash provided by financing activities from continuing operations was $6.6 million for the six months ended December 31, 2018, an increase of $12.1 million from $5.5 million of net cash used in financing activities from continuing operations for the six months ended December 31, 2017. The increase was due to net borrowings of $13.9 million on our revolving credit facility and other debt for the six months ended December 31, 2017, compared with net borrowings of $13.5 million for the six months ended December 31, 2018. Additionally, included in the six months ended December 31, 2018 was $2.9 million related to stock repurchases to satisfy employee payroll tax withholdings and $4.0 million to fund the operations of discontinued operations. Cash used in financing activities from continuing operations in the six months ended December 31, 2017 included $6.7 million related to stock repurchases to satisfy employee payroll tax withholdings and $12.8 million to fund operations of discontinued operations.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was negative $42.6 million for the six months ended December 31, 2018, a decrease of $46.3 million from the six months ended December 31, 2017. This decrease resulted primarily from a decrease of $62.4 million in net loss adjusted for non-cash charges and an increase of $16.9 million in capital expenditures offset in part by $33.0 million of cash provided by working capital accounts. We expect that our capital spending for fiscal 2019 will be approximately $70-$80 million, and we may incur additional costs in connection with Project Terra. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,000,000 unsecured revolving credit facility through February 6, 2023 and provides for a $300,000 term loan. Under the Credit Agreement, the credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes. As of

December 31, 2018 and June 30, 2018, there were $703.0 million and $698.1 million of borrowings outstanding, respectively, under the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2018 was 4.10%.

The Credit Agreement is guaranteed by substantially all of our current and future direct and indirect domestic subsidiaries. We are required by the terms of the Credit Agreement to comply with financial and other customary affirmative and negative covenants for facilities of this nature. On February 6, 2019, the Company entered into an amendment of the Credit Agreement, whereby its allowable consolidated leverage ratio increased to no more than 4.0 to 1.0 as of December 31, 2018 and no more than 3.75 to 1.0 as of March 31, 2019 and June 30, 2019. The consolidated leverage ratio returns to 3.5 to 1.0 beginning in the period ending September 30, 2019. As of December 31, 2018 and June 30, 2018, the Company was in compliance with all associated covenants, as amended.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 4.16% at December 31, 2018). As of December 31, 2018 and June 30, 2018, there were $18.7 million and $9.3 million of borrowings under these arrangements, respectively.

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

A reconciliation between reported and constant currency net sales decrease is as follows:

(amounts in thousands)	United Kingdom	Rest of World	Hain Consolidated
Net sales - Three months ended 12/31/18	$225,338	$99,663	$584,156
Impact of foreign currency exchange	7,141	3,052	10,193
Net sales on a constant currency basis - Three months ended 12/31/18	$232,479	$102,715	$594,349

Net sales - Three months ended 12/31/17	$238,201	$107,728	$616,232
Net sales decrease on a constant currency	(2.4)%	(4.7)%	(3.6)%

Net sales - Six months ended 12/31/18	$443,915	$197,934	$1,144,989
Impact of foreign currency exchange	8,519	5,275	13,793
Net sales on a constant currency basis - Six months ended 12/31/18	$452,434	$203,209	$1,158,782

Net sales - Six months ended 12/31/2017	$460,646	$210,843	$1,205,451
Net sales decrease on a constant currency basis	(1.8)%	(3.6)%	(3.9)%

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income before income taxes, net interest expense, depreciation and amortization, impairment of long-lived and intangible assets, equity in the earnings of equity-method investees, stock-based compensation, Project Terra costs and other, and other non-recurring items. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands)	2018	2017	2018	2017
Net (loss) income	$(66,501)	$47,103	$(103,926)	$66,949
Net (loss) income from discontinued operations	(37,223)	3,973	(51,547)	5,206
Net (loss) income from continuing operations	(29,278)	43,130	(52,379)	61,743

Provision (benefit) for income taxes	4,690	(17,690)	(4,793)	(10,206)
Interest expense, net	8,247	5,817	15,416	11,426
Depreciation and amortization	13,722	14,919	28,106	30,066
Equity in net loss (income) of equity-method investees	11	(194)	186	(205)
Stock-based compensation expense	1,774	4,158	1,565	7,322
Stock-based compensation expense in connection with Chief Executive Officer Succession Agreement	117	—	429	—
Long-lived asset and intangibles impairment	19,473	3,449	23,709	3,449
Unrealized currency losses/(gains)	439	(286)	1,029	(3,705)
EBITDA	19,195	53,303	13,268	99,890

Project Terra costs and other	9,872	4,069	20,205	8,919
Chief Executive Officer Succession Plan expense, net	10,031	—	29,272	—
Accounting review and remediation costs, net of insurance proceeds	920	4,451	4,334	3,093
Warehouse/manufacturing facility start-up costs	1,708	418	6,307	1,155
Plant closure related costs	1,490	700	3,319	700
SKU rationalization	1,530	—	1,530	—
Litigation and related expenses	122	—	691	—
Losses on terminated chilled desserts contract	—	2,143	—	3,615
Co-packer disruption	—	1,567	—	2,740
Regulated packaging change	—	1,007	—	1,007
Adjusted EBITDA	$44,868	$67,658	$78,926	$121,119
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

A reconciliation from Cash flow (used in) provided by operating activities from continuing operations to Operating free cash flow from continuing operations is as follows:

	Six Months Ended December 31,
(amounts in thousands)	2018	2017
Cash flow (used in) provided by operating activities from continuing operations	$(1,013)	$28,390
Purchase of property, plant and equipment	(41,539)	(24,685)
Operating free cash flow from continuing operations	$(42,552)	$3,705

Off Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three and six months ended December 31, 2018 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although the Company continues to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and significant progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to this material weakness were not effective as of December 31, 2018.

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

As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, we have undertaken a broad range of remedial procedures prior to February 7, 2019, the filing date of this report, to address the material weakness in our internal control over financial reporting identified as of June 30, 2018. Our efforts to improve our internal controls are ongoing and focused on organizational enhancements, control design enhancements to rework certain internal control gaps and documentation and training practices. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
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

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018. On April 6, 2018, the parties filed a proposed stipulation agreeing to stay the Consolidated Derivative Action until October 4, 2018, which the Court granted on May 3, 2018. On October 9 ,2018, the Court further stayed this matter until December 4, 2018 and on December 4, 2018 further stayed the matter until January 14, 2019. On January 14, 2019, the Court held a status conference and granted Plaintiffs leave to file an amended complaint by March 7, 2019, while continuing the stay as to all other aspects of the case. The Court scheduled a status conference for March 13, 2019.

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

On October 16, 2018, following a mediation on October 3, 2018, CEH and the Company executed a proposed consent judgment (“Consent Judgment”) to resolve the above-referenced action in its entirety.  The Consent Judgment sets acrylamide standards for potato- and sweet-potato based fried or baked snack foods.  The Consent Judgment requires the Company to pay total of $0.6 million in non-contingent settlement payments.  In addition, the Consent Judgment sets a series of separate contingent payments if the Company exercises certain options in the future with respect to injunctive terms.  On December 18, 2018, the Court approved the Consent Judgment. Accordingly, the Consent Judgment is now in effect and binding on the parties.

SEC Investigation

As previously disclosed, the Company voluntarily contacted the Securities and Exchange Commission (the “Commission”) in August 2016 to advise it of the Company’s delay in the filing of its periodic reports and the performance of the independent review conducted by the Audit Committee.  On December 11, 2018, the Commission announced it had reached a settlement agreement with the Company and published its order instituting proceedings, which includes the settlement. The settlement fully resolves this matter, without any finding of intentional wrongdoing by the Company and without the imposition of any monetary penalty, while noting the Company’s cooperation and prompt remedial acts.  The order and terms of the settlement relate to the Company’s previously disclosed material weaknesses in internal controls over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
October 1, 2018 - October 31, 2018	(21,851)	$24.81	—	250
November 1, 2018 - November 30, 2018	(52,571)	25.18	—	250
December 1, 2018 - December 31, 2018	(4,812)	15.87	—	250
Total	(79,234)	$24.51

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder-approved stock-based compensation plans.

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

3.3	The Hain Celestial Group, Inc. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

10.1	Consulting Agreement between The Hain Celestial Group, Inc. and Irwin D. Simon dated October 26, 2018.

10.2
First Amendment to Third Amendment and Restated Credit Agreement dated November 7, 2018 by and among the Hain Celestial Group, Inc., Hain Pure Protein Corporation, certain wholly-owned subsidiaries of the Hain Celestial Group, Inc. party thereto from time to time and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	February 7, 2019	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	February 7, 2019	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer