Form 10-Q
period 2019-03-31
HAIN CELESTIAL GROUP INC
filed 2019-05-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HAIN	The NASDAQ® Global Select Market

As of April 30, 2019, there were 104,149,062 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products, changes to the competitive environment, changes to consumer preferences, consolidation of customers, reliance on independent distributors, general economic and financial market conditions, risks associated with our international sales and operations, including “Brexit”, our ability to manage our supply chain effectively, changes in raw materials, freight, commodity costs and fuel, our ability to execute and realize cost savings initiatives, including, but not limited to, cost reduction initiatives under Project Terra and stock-keeping unit (“SKU”) rationalization plans, the identification and remediation of material weaknesses in our internal controls over financial reporting, our ability to manage our financial reporting and internal control system processes, potential liabilities due to legal claims, government investigations and other regulatory enforcement actions, costs incurred due to pending and future litigation, the availability of key personnel and changes in management team, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to identify and complete acquisitions or divestitures and integrate acquisitions, the availability of organic and natural ingredients, the reputation of our brands, risks relating to the protection of intellectual property, cybersecurity risks, unanticipated expenditures and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 under the heading “Risk Factors” and Part II, Item 1A, “Risk Factors” set forth herein, as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND JUNE 30, 2018
(In thousands, except par values)

	March 31,	June 30,
	2019	2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$27,562	$106,557
Restricted cash	34,452	—
Accounts receivable, less allowance for doubtful accounts of $405 and $1,828, respectively	256,799	252,708
Inventories	395,246	391,525
Prepaid expenses and other current assets	54,786	59,946
Current assets of discontinued operations	136,181	240,851
Total current assets	905,026	1,051,587
Property, plant and equipment, net	331,070	310,172
Goodwill	1,016,863	1,024,136
Trademarks and other intangible assets, net	475,582	510,387
Investments and joint ventures	19,228	20,725
Other assets	30,502	29,667
Total assets	$2,778,271	$2,946,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205,014	$229,993
Accrued expenses and other current liabilities	176,400	116,001
Current portion of long-term debt	22,522	26,605
Current liabilities of discontinued operations	15,195	49,846
Total current liabilities	419,131	422,445
Long-term debt, less current portion	729,201	687,501
Deferred income taxes	63,619	86,909
Other noncurrent liabilities	16,528	12,770
Total liabilities	1,228,479	1,209,625
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 108,713 and 108,422 shares, respectively; outstanding: 104,121 and 103,952 shares, respectively	1,087	1,084
Additional paid-in capital	1,154,182	1,148,196
Retained earnings	708,568	878,516
Accumulated other comprehensive loss	(204,467)	(184,240)
	1,659,370	1,843,556
Less: Treasury stock, at cost, 4,592 and 4,470 shares, respectively	(109,578)	(106,507)
Total stockholders’ equity	1,549,792	1,737,049
Total liabilities and stockholders’ equity	$2,778,271	$2,946,674
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	$599,797	$632,720	$1,744,786	$1,838,171
Cost of sales	474,528	499,707	1,405,650	1,447,820
Gross profit	125,269	133,013	339,136	390,351
Selling, general and administrative expenses	87,739	86,063	255,383	258,586
Amortization of acquired intangibles	3,802	4,713	11,567	13,859
Project Terra costs and other	9,408	4,831	29,613	13,750
Chief Executive Officer Succession Plan expense, net	455	—	30,156	—
Accounting review and remediation costs, net of insurance proceeds	—	3,313	4,334	6,406
Long-lived asset and intangibles impairment	—	4,839	23,709	8,290
Operating income (loss)	23,865	29,254	(15,626)	89,460
Interest and other financing expense, net	9,390	6,782	25,912	19,543
Other expense/(income), net	1,068	(1,560)	2,041	(5,447)
Income (loss) from continuing operations before income taxes and equity in net loss (income) of equity-method investees	13,407	24,032	(43,579)	75,364
Provision (benefit) for income taxes	3,114	(1,310)	(1,679)	(11,516)
Equity in net loss (income) of equity-method investees	205	101	391	(104)
Net income (loss) from continuing operations	$10,088	$25,241	$(42,291)	$86,984
Net loss from discontinued operations, net of tax	(75,925)	(12,555)	(127,472)	(7,349)
Net (loss) income	$(65,837)	$12,686	$(169,763)	$79,635

Net (loss) income per common share:
Basic net income (loss) per common share from continuing operations	$0.10	$0.24	$(0.41)	$0.84
Basic net loss per common share from discontinued operations	(0.73)	(0.12)	(1.23)	(0.07)
Basic net (loss) income per common share	$(0.63)	$0.12	$(1.63)	$0.77

Diluted net income (loss) per common share from continuing operations	$0.10	$0.24	$(0.41)	$0.83
Diluted net loss per common share from discontinued operations	(0.73)	(0.12)	(1.23)	(0.07)
Diluted net (loss) income per common share	$(0.63)	$0.12	$(1.63)	$0.76

Shares used in the calculation of net (loss) income per common share:
Basic	104,117	103,918	104,045	103,821
Diluted	104,334	104,503	104,045	104,473
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)

	Three Months Ended
	March 31, 2019			March 31, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(65,837)			$12,686

Other comprehensive income:
Foreign currency translation adjustments	$20,934	$—	20,934	$37,868	$—	37,868
Change in deferred (losses) gains on cash flow hedging instruments	(52)	10	(42)	—	—	—
Change in unrealized losses on equity investment	—	—	—	(68)	(33)	(101)
Total other comprehensive income (loss)	$20,882	$10	$20,892	$37,800	$(33)	$37,767

Total comprehensive (loss) income			$(44,945)			$50,453

	Nine Months Ended
	March 31, 2019			March 31, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(169,763)			$79,635

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(20,533)	$—	(20,533)	$80,065	$—	80,065
Change in deferred (losses) gains on cash flow hedging instruments	(52)	10	(42)	(82)	15	(67)
Change in unrealized losses on equity investment	—	—	—	(70)	(33)	(103)
Total other comprehensive (loss) income	$(20,585)	$10	$(20,575)	$79,913	$(18)	$79,895

Total comprehensive (loss) income			$(190,338)			$159,530

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2018	108,422	$1,084	$1,148,196	$878,516	4,470	$(106,507)	$(184,240)	$1,737,049
Net loss				(37,425)				(37,425)
Cumulative effect of adoption of ASU 2016-01				(348)			348	—
Cumulative effect of adoption of ASU 2014-09				163				163
Other comprehensive loss							(13,519)	(13,519)
Issuance of common stock pursuant to stock-based compensation plans	85	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					35	(979)		(979)
Stock-based compensation expense			135					135
Balance at September 30, 2018	108,507	$1,085	$1,148,330	$840,906	4,505	$(107,486)	$(197,411)	$1,685,424
Net loss				(66,501)				(66,501)
Other comprehensive loss							(27,948)	(27,948)
Issuance of common stock pursuant to stock-based compensation plans	184	2	(2)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					79	(1,943)		(1,943)
Stock-based compensation expense			1,911					1,911
Balance at December 31, 2018	108,691	$1,087	$1,150,239	$774,405	4,584	$(109,429)	$(225,359)	$1,590,943
Net loss				(65,837)				(65,837)
Other comprehensive income							20,892	20,892
Issuance of common stock pursuant to stock-based compensation plans	22	—	—					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					8	(149)		(149)
Stock-based compensation expense			3,943					3,943
Balance at March 31, 2019	108,713	$1,087	$1,154,182	$708,568	4,592	$(109,578)	$(204,467)	$1,549,792
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2017	107,989	$1,080	$1,137,724	$868,822	4,287	$(99,315)	$(195,479)	$1,712,832
Net income				19,846				19,846
Other comprehensive income							33,787	33,787
Issuance of common stock pursuant to stock-based compensation plans	98	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					52	(2,098)		(2,098)
Stock-based compensation expense			3,164					3,164
Balance at September 30, 2017	108,087	$1,081	$1,140,887	$888,668	4,339	$(101,413)	$(161,692)	$1,767,531
Net income				47,103				47,103
Other comprehensive income							8,341	8,341
Issuance of common stock pursuant to stock-based compensation plans	284	3	(3)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					114	(4,587)		(4,587)
Stock-based compensation expense			4,158					4,158
Balance at December 31, 2017	108,371	$1,084	$1,145,042	$935,771	4,453	$(106,000)	$(153,351)	$1,822,546
Net income				12,686				12,686
Other comprehensive income							37,767	37,767
Issuance of common stock pursuant to stock-based compensation plans	12	—	—					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					5	(168)		(168)
Stock-based compensation expense			2,936					2,936
Balance at March 31, 2018	108,383	$1,084	$1,147,978	$948,457	4,458	$(106,168)	$(115,584)	$1,875,767
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(169,763)	$79,635
Net loss from discontinued operations	(127,472)	(7,349)
Net (loss) income from continuing operations	(42,291)	86,984
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	42,074	45,139
Deferred income taxes	(24,653)	(30,115)
Chief Executive Officer Succession Plan expense, net	29,727	—
Equity in net loss (income) of equity-method investees	391	(104)
Stock-based compensation, net	5,931	10,258
Long-lived asset and intangibles impairment	23,709	8,290
Other non-cash items, net	3,703	(2,025)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(8,824)	(23,998)
Inventories	(7,176)	(43,355)
Other current assets	315	(8,153)
Other assets and liabilities	5,248	5,367
Accounts payable and accrued expenses	(16,111)	19,082
Net cash provided by operating activities - continuing operations	12,043	67,370
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(55,892)	(48,368)
Acquisitions of businesses, net of cash acquired	—	(13,064)
Other	3,863	124
Net cash used in investing activities - continuing operations	(52,029)	(61,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	240,000	45,000
Repayments under bank revolving credit facility	(186,791)	(355,185)
Borrowings under term loan	—	299,245
Repayments under term loan	(11,250)	—
Funding of discontinued operations entities	(37,451)	(17,167)
(Repayments) borrowings of other debt, net	(4,770)	3,111
Shares withheld for payment of employee payroll taxes	(3,071)	(6,853)
Net cash used in financing activities - continuing operations	(3,333)	(31,849)
Effect of exchange rate changes on cash	(1,225)	5,884
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(7,339)	(11,783)
Cash used in investing activities	(32,742)	(8,531)
Cash provided by financing activities	37,299	17,011
Net cash flows used in discontinued operations	(2,782)	(3,303)
Net decrease in cash and cash equivalents and restricted cash	(47,326)	(23,206)
Cash and cash equivalents at beginning of period	113,018	146,992
Cash and cash equivalents and restricted cash at end of period	$65,692	$123,786
Less: cash and cash equivalents of discontinued operations	(3,678)	(6,634)
Cash and cash equivalents and restricted cash of continuing operations at end of period	$62,014	$117,152
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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2018 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2018 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Form 10-K”) for information not included in these condensed notes.

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

ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10)
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. We adopted ASU 2016‑01 in the three months ended September 30, 2018, which resulted in a net decrease to beginning retained earnings of $348 on July 1, 2018, representing the accumulated unrealized losses (net of tax) reported in accumulated other comprehensive income (loss) for available-for-sale equity securities on June 30, 2018. We no longer classify equity investments as trading or available-for-sale and will no longer recognize unrealized holding gains and losses on equity securities previously classified as available-for-sale in other comprehensive income (loss) as a result of adoption of ASU 2016-01.

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). The amendments in this ASU replace most of the existing U.S. GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The ASU requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB approved amendments to create an optional transition method that will provide an option to use the effective date of ASC 842 as the date of initial application of the transition. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases) and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. We will adopt the standard effective July 1, 2019.

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

3.    CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 24, 2018, the Company entered into a Chief Executive Officer (“CEO”) Succession Agreement (the “Succession Agreement”), whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO.

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

Cash Separation Payments

The Succession Agreement provides Mr. Simon with a cash separation payment of $34,295 payable in a single lump sum and cash benefit continuation costs of $208. These costs were recognized from June 24, 2018 through November 4, 2018. Expense recognized in connection with the agreement was $33,051 in the nine months ended March 31, 2019, and are included in the Consolidated Statement of Operations as a component of “Chief Executive Officer Succession Plan expense, net.” As of March 31, 2019, the total cash separation payment was held in a rabbi trust, which has been classified as restricted cash and included in accrued expenses and other current liabilities in the Consolidated Balance Sheet. The cash separation payment was paid on May 6, 2019.

Consulting Agreement

On October 26, 2018, the Company and Mr. Simon entered into a Consulting Agreement (the “Consulting Agreement”) in order to, among other things, assist Mr. Schiller with his transition as the Company’s incoming CEO. The term of the Consulting Agreement commenced on November 5, 2018 and continued until February 5, 2019. Mr. Simon was entitled to receive an aggregate consulting fee of $975 as compensation for his services during the consulting term, of which $325 and $975 was recognized in the Consolidated Statement of Operations as a component of “Chief Executive Officer Succession Plan expense, net” in the three and nine months ended March 31, 2019, respectively.

4.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net income (loss) from continuing operations	$10,088	$25,241	$(42,291)	$86,984
Net loss from discontinued operations, net of tax	(75,925)	(12,555)	(127,472)	(7,349)
Net (loss) income	$(65,837)	$12,686	$(169,763)	$79,635

Denominator:
Basic weighted average shares outstanding	104,117	103,918	104,045	103,821
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	217	585	—	652
Diluted weighted average shares outstanding	104,334	104,503	104,045	104,473

Basic net (loss) income per common share:
Continuing operations	$0.10	$0.24	$(0.41)	$0.84
Discontinued operations	(0.73)	(0.12)	(1.23)	(0.07)
Basic net (loss) income per common share	$(0.63)	$0.12	$(1.63)	$0.77

Diluted net (loss) income per common share:
Continuing operations	$0.10	$0.24	$(0.41)	$0.83
Discontinued operations	(0.73)	(0.12)	(1.23)	(0.07)
Diluted net (loss) income per common share	$(0.63)	$0.12	$(1.63)	$0.76

Basic net (loss) income per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.

Due to our net loss in the nine months ended March 31, 2019, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations.  Diluted earnings per share for the three months ended March 31, 2019 and the three and nine months ended March 31, 2018 includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 3,071 and 3,117 stock-based awards excluded from our diluted net (loss) income per share calculations for the three and nine months ended March 31, 2019, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Contingently issuable awards excluded were 559 for each of the three and nine months ended March 31, 2018, respectively.

There were 273 and 621 restricted stock awards excluded from our diluted net (loss) income per share calculation for the three and nine months ended March 31, 2019, as such awards were anti-dilutive. Anti-dilutive restricted stock awards excluded from our diluted earnings per share calculation for the three and nine months ended March 31, 2018 were de minimis.

There were 110 potential shares of common stock issuable upon exercise of stock options excluded from our diluted net loss per share calculation for the nine months ended March 31, 2019, as they were anti-dilutive due to the net loss recorded in the period. No such awards were excluded for the three months ended March 31, 2019 and the three and nine months ended March 31, 2018.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. As of March 31, 2019, the Company had not repurchased any shares under this program and had $250,000 of remaining capacity under the share repurchase program.

5. DISCONTINUED OPERATIONS

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) and EK Holdings, Inc. (“Empire”) operating segments, which were reported in the aggregate as the Hain Pure Protein reportable segment. Collectively, these planned dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.
The Company is presenting the operating results and cash flows of Hain Pure Protein within discontinued operations in the current and prior periods. The assets and liabilities of Hain Pure Protein are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.
Sale of Plainville Farms Business

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities on the balance sheet of the Plainville Farms business as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provides for the issuance by the Company of an irrevocable stand-by letter of credit of $10,000 which expires nineteen months after issuance. The Company is entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the letter of credit at any point from the date of issuance through the expiration of the letter of credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a change in control of the purchaser occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the letter of credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At March 31, 2019, the Company had not recorded an asset associated with the earnout. As a result of the disposition, the Company recognized a pre-tax loss on sale of $40,223, or $29,685 net of tax, in the three months ended March 31, 2019 to write down the assets and liabilities to the final sales price less costs to sell.

On May 8, 2019, the Company entered into a definitive agreement to sell all of its equity interest in Hain Pure Protein Corporation, which includes the FreeBird™ and Empire® Kosher businesses, for a purchase price of $80,000, subject to adjustments. The transaction is expected to close before June 30, 2019, the end of the Company's fiscal year.

The following table presents the major classes of Hain Pure Protein’s line items constituting the “Net loss from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	$88,729	$118,198	$349,449	$396,227
Cost of sales	88,277	113,629	356,073	373,122
Gross profit (loss)	452	4,569	(6,624)	23,105
Selling, general and administrative expense	4,039	5,888	13,031	14,458
Asset impairments (1)	51,348	—	109,252	—
Other expense	2,182	805	7,377	3,258
Loss on sale of discontinued operations	40,223	—	40,223	—
Net (loss) income from discontinued operations before income taxes	(97,340)	(2,124)	(176,507)	5,389
(Benefit) provision for income taxes	(21,415)	10,431	(49,035)	12,738
Net loss from discontinued operations, net of tax	$(75,925)	$(12,555)	$(127,472)	$(7,349)

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018 are included in the following table:

	March 31,	June 30,
ASSETS	2019	2018
Cash and cash equivalents	$3,678	$6,461
Accounts receivable, less allowance for doubtful accounts	11,680	21,616
Inventories	31,600	105,359
Prepaid expenses and other current assets	1,906	5,604
Property, plant and equipment, net	49,537	83,776
Goodwill	41,089	41,089
Trademarks and other intangible assets, net	33,762	51,029
Other assets	2,636	4,381
Deferred tax assets (2)	37,925	—
Impairments of long-lived assets held for sale(1)	(77,632)	(78,464)
Current assets of discontinued operations(3)	$136,181	$240,851

LIABILITIES
Accounts payable	$11,211	$31,762
Accrued expenses and other current liabilities	3,914	6,880
Deferred tax liabilities (2)	—	11,111
Other noncurrent liabilities	70	93
Current liabilities of discontinued operations(3)	$15,195	$49,846

(1) In the nine months ended March 31, 2019 the Company recorded asset impairment charges of $109,252, of which $51,348 was recorded in the third quarter of fiscal 2019 to adjust the carrying value of the Hain Pure Protein reportable segment to its estimated selling price.

(2) The change in deferred taxes from June 30, 2018 to March 31, 2019 was the result of the reversal of the $12,250 deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, deferred taxes were impacted by the tax effect of current period book losses as well as the deferred tax benefit arising from asset impairment charges.

(3) The assets and liabilities of Hain Pure Protein are classified as current on the March 31, 2019 and June 30, 2018 Consolidated Balance Sheets because it is probable that the sale will occur within the three months ended June 30, 2019.

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

The costs related to all acquisitions have been expensed as incurred and are included in “Project Terra costs and other” in the Consolidated Statements of Operations. Acquisition-related costs for the three and nine months ended March 31, 2019 were de minimis. Acquisition-related costs of $8 and $336 were expensed in the three and nine months ended March 31, 2018, respectively. The expenses incurred primarily related to professional fees and other transaction-related costs associated with our recent acquisitions.

Fiscal 2019

There were no acquisitions completed in the nine months ended March 31, 2019.

Fiscal 2018

On December 1, 2017, the Company acquired Clarks UK Limited, (“Clarks”), a leading maple syrup and natural sweetener brand in the United Kingdom. Clarks produces natural sweeteners under the ClarksTM brand, including maple syrup, honey and carob, date and agave syrups, which are sold in leading retailers and used by food service and industrial customers in the United Kingdom. Consideration for the transaction, inclusive of a subsequent working capital adjustment, consisted of cash, net of cash acquired, totaling £9,179 (approximately $12,368 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results over the 18-month period following completion of the acquisition. Clarks is included in our United Kingdom operating segment. Net sales and income before income taxes attributable to the Clarks acquisition included in our consolidated results represented less than 1% of our consolidated results for the three and nine months ended March 31, 2019 and 2018.

7.    INVENTORIES

Inventories consisted of the following:

	March 31, 2019	June 30, 2018
Finished goods	$235,232	$231,926
Raw materials, work-in-progress and packaging	160,014	159,599
	$395,246	$391,525

8.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2019	June 30, 2018
Land	$28,049	$28,378
Buildings and improvements	95,604	83,289
Machinery and equipment	315,574	323,348
Computer hardware and software	56,168	54,092
Furniture and fixtures	18,624	17,894
Leasehold improvements	31,269	31,519
Construction in progress	30,556	17,280
	575,844	555,800
Less: Accumulated depreciation and amortization	244,774	245,628
	$331,070	$310,172

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $8,110 and $8,212, respectively. Such expense for the nine months ended March 31, 2019 and 2018 was $24,294 and $24,580, respectively.

In the nine months ended March 31, 2019, the Company recorded $5,809 of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom.

There were no impairment charges recorded in the three months ended March 31, 2019.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Rest of World	Total
Balance as of June 30, 2018 (a)	$552,814	$377,163	$94,159	$1,024,136
Translation and other adjustments, net	—	(5,203)	(2,070)	(7,273)
Balance as of March 31, 2019 (a)	$552,814	$371,960	$92,089	$1,016,863

(a) The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment, $29,219 related to the Company’s Europe operating segment and $7,700 related to the Company’s Hain Ventures operating segment (formerly known as the Cultivate operating segment).

Beginning in the third quarter of fiscal 2018, operations of Hain Pure Protein have been classified as discontinued operations as discussed in Note 5, Discontinued Operations. Therefore, goodwill associated with Hain Pure Protein is presented as current assets of discontinued operations in the Consolidated Financial Statements.

The Company performs its annual test for goodwill and indefinite-lived intangible asset impairment as of the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite-life intangible assets below their carrying value, an interim test is performed.
During the three months ended December 31, 2018, the Company updated the forecasted operating results for each of its reporting units based on the most recent financial results. The updated forecasts reflected lower projected short-term revenue growth and profitability than previously expected, primarily in its United States segment. In connection with the preparation of the Consolidated Financial Statements for the period ended December 31, 2018, the Company assessed qualitative and quantitative factors, which included sensitivity analyses, and concluded that it is more likely than not that the fair value of its reporting units exceeded its carrying amount.

There were no events or circumstances that warranted an interim impairment test for goodwill during the three months ended March 31, 2019. The Company will continue to monitor impairment indicators and financial results in future periods.

Other Intangible Assets

The following table sets forth Consolidated Balance Sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	March 31, 2019	June 30, 2018
Non-amortized intangible assets:
Trademarks and tradenames (a)	$364,068	$385,609
Amortized intangible assets:
Other intangibles	236,333	239,323
Less: accumulated amortization	(124,819)	(114,545)
Net carrying amount	$475,582	$510,387

(a) The gross carrying value of trademarks and tradenames is reflected net of $83,734 and $65,834 of accumulated impairment charges at March 31, 2019 and at June 30, 2018, respectively.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired tradenames and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible asset exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. During the three months ended December 31, 2018, the Company determined that an indicator of impairment existed in certain of the Company’s indefinite-lived tradenames. The result of this assessment for the second quarter of fiscal 2019 indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $17,900 was recognized ($11,300 in the United States segment, $2,787 in the United Kingdom segment and $3,813 in the Rest of World). During the fiscal year ended June 30, 2018, an impairment charge of $5,632 ($5,100 in the Rest of World and $532 in the United Kingdom segment) related to certain of the Company’s tradenames was recognized.
There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three months ended March 31, 2019.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Amortization of acquired intangibles	$3,802	$4,713	$11,567	$13,859

10.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2019	June 30, 2018
Revolving credit facility	$455,206	$401,852
Term loan	285,000	296,250
Less: Unamortized issuance costs	(579)	(692)
Tilda short-term borrowing arrangements	6,654	9,338
Other borrowings	5,442	7,358
	751,723	714,106
Short-term borrowings and current portion of long-term debt	22,522	26,605
Long-term debt, less current portion	$729,201	$687,501

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,000,000 revolving credit facility through February 6, 2023 and provides for a $300,000 term loan. Under the Credit Agreement, the revolving credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met.

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. On the date the Credit Agreement was consummated, these covenants included maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio was initially subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of March 31, 2019, there were $455,206 and $285,000 of borrowings outstanding under the revolving credit facility and term loan, respectively, and $16,224 letters of credit outstanding under the Credit Agreement.

On November 7, 2018, the Company amended the Credit Agreement to modify the calculation of the consolidated leverage ratio related to costs associated with CEO succession as well as the Project Terra cost reduction programs.

On February 6, 2019, the Company entered into an amendment to the Credit Agreement, whereby its allowable consolidated leverage ratio increased to no more than 4.0 to 1.0 as of December 31, 2018 and no more than 3.75 to 1.0 as of March 31, 2019 and June 30, 2019. Under the terms of the February 6, 2019 amendment, the consolidated leverage ratio would return to 3.5 to 1.0 beginning in the period ending September 30, 2019.

On May 8, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby, among other things, its allowable consolidated leverage ratio increased to no more than 5.0 to 1.0 from March 31, 2019 to December 31, 2019, no more than 4.75 to 1.0 at March 31, 2020, no more than 4.25 to 1.0 at June 30, 2020 and no more than 4.0 to 1.0 on September 30, 2020 and thereafter. The allowable consolidated leverage ratio for each period will be decreased by 0.25 upon sale of the Company’s remaining Hain Pure Protein business. Additionally, the Company’s required consolidated interest coverage ratio (as defined in the Credit Agreement) was reduced to no less than 3.0 to 1 through March 31, 2020, no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter. As part of the Amended Credit Agreement, HPPC was released from its obligations as a borrower and a guarantor under the Credit Agreement.

The Amended Credit Agreement also required that the Company and the subsidiary guarantors enter into a Security and Pledge Agreement pursuant to which all of the obligations under the Amended Credit Agreement are secured by liens on assets of the

Company and its material domestic subsidiaries, including stock of each of their direct subsidiaries and intellectual property, subject to agreed upon exceptions.

As of March 31, 2019, $528,570 is available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at March 31, 2019 was 4.30%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

The term loan has required installment payments due on the last day of each fiscal quarter commencing June 30, 2018 in an amount equal to $3,750 and can be prepaid in whole or in part without premium or penalty.

Tilda Short-Term Borrowing Arrangements

Tilda, a component of our United Kingdom reportable segment, maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements are £52,000. Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 3.27% at March 31, 2019). As of March 31, 2019 and June 30, 2018, there were $6,654 and $9,338 of borrowings under these arrangements, respectively.

11.    INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. In the first quarter of fiscal 2019, the Company used an estimated annual effective tax rate to calculate its provision for income taxes. For the quarters ended March 31, 2019 and December 31, 2018, the Company calculated its effective tax rate on a discrete basis due to significant variations in the relationship between tax expense and projected pre-tax income. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

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

Due to the complexities involved in accounting for the Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 required that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Pursuant to SAB 118, the Company was allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of December 31, 2018, the Company finalized its accounting for the income tax effects of the Tax Act and recorded an additional expense of $8,205 related to its transition tax liability. The net increase in the transition tax was due to the finalization of the Company’s earnings and profits study for our foreign subsidiaries. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with SAB No. 118. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear, and we expect ongoing guidance to be issued at both the federal and state levels. There was no new guidance issued in the third quarter of fiscal 2019 that impacted the Company’s liability. The Company will continue to monitor and assess the impact of any new developments.

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

The effective income tax rate from continuing operations was expense of 23.2% and a benefit of 5.5% for the three months ended March 31, 2019 and March 31, 2018, respectively. The effective income tax rate from continuing operations was a benefit of 3.9% and 15.3% for the nine months ended March 31, 2019 and March 31, 2018, respectively. The effective income tax rate from continuing operations for the three and nine months ended March 31, 2019 was impacted by provisions in the Tax Act including GILTI, finalization of the transition tax liability, and limitations on the deductibility of executive compensation. The effective income tax rate was also impacted by the geographical mix of earnings and state taxes. The effective rate for the three and nine months ended March 31, 2018 was primarily impacted by the enactment of the Tax Act on December 22, 2017, specifically the revalue of net deferred tax liabilities to the enacted 21% tax rate, repealing the deduction for domestic production activities, inclusion of the transition tax liability estimate and deductibility of executive officers’ compensation. The effective income tax rate from continuing operations for the three and nine months ended March 31, 2018 was also favorably impacted by the geographical mix of earnings, as well as a $3,754 benefit relating to the release of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

The income tax benefit from discontinued operations was $21,415 and $49,035 for the three and nine months ended March 31, 2019, while the income tax expense from discontinued operations was $10,431 and $12,738 for the three and nine months ended March 31, 2018. The benefit for income taxes for the nine months ended March 31, 2019 includes the reversal of the $12,250 deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, the three and nine month tax benefit is impacted by the tax effect of current period book losses including the loss on the sale of Plainville Farms assets in the third quarter of fiscal 2019 as well as the deferred tax benefit arising from asset impairment charges.

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$20,934	$37,868	$(20,533)	$80,065
Deferred (losses)/gains on cash flow hedging instruments:
Other comprehensive (loss) income before reclassifications	(42)	—	(42)	39
Amounts reclassified into income (2)	—	—	—	(106)
Unrealized gains/(losses) on equity investment:
Other comprehensive loss before reclassifications	—	(101)	—	(103)
Net change in accumulated other comprehensive income (loss)	$20,892	$37,767	$(20,575)	$79,895

(1) Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a net loss of $403 and a net gain of $670 for the three months ended March 31, 2019 and 2018, respectively, and a net loss of $875 and a net gain of $1,736 for the nine months ended March 31, 2019 and 2018, respectively.
(2) Amounts reclassified into income for deferred (losses)/gains on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Operations and, before taxes, were $132 for the nine months ended March 31, 2018. There were no amounts reclassified into income for deferred (losses)/gains on cash flow hedging instruments for the three and nine months ended March 31, 2019 and for the three months ended March 31, 2018.

13.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has two stockholder-approved plans, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan and the 2000 Directors Stock Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program to induce selected individuals to become employees of the Company.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Selling, general and administrative expense	$3,937	$2,936	$5,502	$10,258
Chief Executive Officer Succession Plan expense, net	—	—	429	—
Discontinued operations	6	—	58	—
Total compensation cost recognized for stock-based compensation plans	$3,943	$2,936	$5,989	$10,258
Related income tax benefit	$470	$971	$765	$3,391

In the nine months ended March 31, 2019, the Company recorded a benefit of $1,867 related to the reversal of expense associated with the TSR Grant under the 2017-2019 LTIP, as defined and discussed further below.

Restricted Stock

A summary of the restricted stock and restricted share unit activity for the nine months ended March 31, 2019 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2018	1,057	$22.29
Granted	3,470	$7.13
Vested	(291)	$26.50
Forfeited	(333)	$17.68
Non-vested restricted stock, restricted share units, and performance units at March 31, 2019	3,903	$8.89

	Nine Months Ended March 31,
	2019	2018
Fair value of restricted stock and restricted share units granted	$24,734	$14,595
Fair value of shares vested	$7,725	$14,622
Tax benefit recognized from restricted shares vesting	$3,331	$4,970

At March 31, 2019, $24,083 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards was expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Options

A summary of the stock option activity for the nine months ended March 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2018	122	$2.26
Exercised	—	—
Options outstanding and exercisable at March 31, 2019	122	$2.26	12.3	$2,544

At March 31, 2019, there was no unrecognized compensation expense related to stock option awards.

Long-Term Incentive Plan

The Company maintains a long-term incentive program (the “LTI Plan”). The LTI Plan currently consists of four performance-based long-term incentive plans (the “2016-2018 LTIP”, “2017-2019 LTIP”, “2018-2020 LTIP” and “2019-2021 LTIP”) that provide for performance equity awards that can be earned over defined performance periods. Participants in the LTI Plan include certain of the Company’s executive officers and other key executives.

The Compensation Committee administers the LTI Plan and is responsible for, among other items, selecting the specific performance measures for awards and setting the target performance required to receive an award after the completion of the performance period. The Compensation Committee determines the specific payout to the participants. Any such stock-based awards shall be issued pursuant to and be subject to the terms and conditions of the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan, as in effect and as amended from time-to-time, and the 2019 Equity Inducement Award Program, as applicable.

2019-2021 LTIP

Grants Made Pursuant to the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan

On January 24, 2019, upon adoption of the 2019-2021 LTIP, the Compensation Committee granted 912 performance share units (“PSUs”), the achievement of which is dependent upon a defined calculation of relative total shareholder return (“TSR”) over the period from November 6, 2018 to November 6, 2021. The PSUs granted represent 100% of the targeted award, and will vest pursuant to the achievement of pre-established three-year compound annual TSR levels that are aligned with the CEO Inducement Grant. The number of shares actually issued will range from zero to 300% of the shares granted. No PSUs will vest if the three-year compound annual TSR is below 15%. Of the 912 PSUs issued, 451 are subject to a holding period of one year after the vesting date. As such, an illiquidity discount was applied to the grant date fair value for those shares subject to the one year holding period. The total grant date fair value with and without the illiquidity discount was estimated to be $5.99 and $5.26 per share, respectively. The total grant date fair value of this award was $5,132. Total compensation cost related to this PSU award was $432 in the three and nine months ended March 31, 2019.

The Company also issued 156 three-year time-based restricted share units under the 2019-2021 LTIP.

Grants Made Pursuant to the 2019 Equity Inducement Award Program

The primary purpose of the 2019 Equity Inducement Award Program is to further the long term stability and success of the Company by providing a program to reward selected individuals newly hired as employees of the Company with grants of inducement awards. Shares issued under this program are granted outside of the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan.

In the three months ended March 31, 2019, the Compensation Committee granted 926 PSUs to selected individuals hired as employees of the Company, the achievement of which is dependent upon a defined calculation of relative TSR over the period from November 6, 2018 to November 6, 2021. The PSUs granted represent 300% of the targeted award and will vest pursuant to the achievement of pre-established three-year compound annual TSR levels, which are aligned with the CEO Inducement Grant.

The number of PSUs expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the service period, regardless of the eventual number of PSUs that are earned based upon the market condition, provided that each grantee remains an employee at the end of the performance period. Compensation expense is reversed if at any time during the service period a grantee is no longer an employee. These PSUs are subject to a holding period of one year after the vesting date. As such, an illiquidity discount was applied to the grant date fair value.

Grant Date	Shares Issued	Fair Value Per Share	Grant Date Fair Value
February 19, 2019	739	$1.79	$1,324
March 29, 2019	187	$3.01	563
Total	926		$1,887

The total number of shares actually issued will range from zero to 926. No PSUs will vest if the three-year compound annual TSR is below 15%.

2018-2020 LTIP

Upon adoption of the 2018-2020 LTIP, the Compensation Committee granted 45 PSUs, the achievement of which is dependent upon a defined calculation of relative TSR over the period from January 24, 2019 to June 30, 2020. The total grant date fair value of this award was estimated to be $18.32 per share, or $819.

2016-2018 and 2017-2019 LTIP

Upon adoption of the 2016-2018 LTIP and 2017-2019 LTIP, the Compensation Committee granted PSUs to each participant, the achievement of which is dependent upon a defined calculation of relative TSR over the period from July 1, 2015 to June 30, 2018 and from July 1, 2017 to June 30, 2019 (the “TSR Grant”), respectively. The grant date fair value for these awards was separately estimated based on a Monte Carlo simulation that calculated the likelihood of goal attainment. Each performance unit translates into one unit of common stock. The TSR Grant represents half of each participant’s target award. The other half of the 2016-2018 LTIP and 2017-2019 LTIP is based on the Company’s achievement of specified net sales growth targets over the respective three-year period. If the targets are achieved, the award in connection with the 2017-2019 LTIP may be paid only in unrestricted shares of the Company’s common stock.

During the three months ended September 30, 2018, in connection with the 2016-2018 LTIP, for the three-year performance period of July 1, 2015 through June 30, 2018, the Compensation Committee determined that the adjusted operating income goal required to be met for Section 162(m) funding was not achieved and determined that no awards would be paid or vested pursuant to the 2016-2018 LTIP. Accordingly, the 223 unvested performance stock unit awards previously granted in connection with the relative TSR portion of the award were forfeited, and amounts accrued relating to the net sales portion of the award were reversed. As such, in the three months ended September 30, 2018, the Company recorded a benefit of $6,482 associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 LTIP, of which $5,065 was recorded in Chief Executive Officer Succession Plan expense, net on the Consolidated Statement of Operations.

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

Other Grants

In the nine months ended March 31, 2019, the Company granted 201 time-based restricted share units to certain key employees and members of the Company’s Board of Directors that vest primarily over three years. Additionally, the Company issued 101 PSUs to certain key executives vesting over a period of one to two years based upon the achievement of certain market and/or performance based metrics being met.

CEO Inducement Grant

On November 6, 2018, Mr. Schiller received an award of 1,050 PSUs intended to represent the total three-year long-term incentive opportunity that would have been made in fiscal years 2019 – 2021. The PSUs will vest pursuant to the achievement of pre-established three-year compound annual TSR levels. The number of shares actually issued will range from zero to 1,050. No PSUs will vest if the three-year compound annual TSR is below 15%. This award was granted outside of Amended and Restated 2002 Long-Term Incentive and Stock Award Plan and the 2019 Equity Inducement Award Program.

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

Total compensation cost related to this award recognized in the three and nine months ended March 31, 2019 was $621 and $1,008, respectively.

The Company also issued 79 three-year time-based restricted share units to Mr. Schiller.

14.    INVESTMENTS

Equity method investment

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. During fiscal 2018, the Company’s ownership interest was reduced to 13.4% due to the distribution of additional ownership interests. Further ownership interest distributions could potentially dilute the Company’s ownership interest to as low as 11.9%. At March 31, 2019 and June 30, 2018, the carrying value of the Company’s investment in Chop’t was $14,622 and $15,524, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Rabbi trust investments	$34,452	$34,452	$—	$—
Forward foreign currency contracts	40	—	40	—
Equity investment	661	661	—	—
Contingent consideration, current	1,735	—	—	1,735
Total	$36,888	$35,113	$40	$1,735
Liabilities:
Forward foreign currency contracts	$702	$—	$702	$—
Contingent consideration, non-current	—	—	—	—
Total	$702	$—	$702	$—

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

The following table summarizes the Level 3 activity for the nine months ended March 31, 2019:

Balance as of June 30, 2018	$1,909
Contingent consideration adjustment (a)	(147)
Translation adjustment	(27)
Balance as of March 31, 2019	$1,735

(a) The change in the fair value of contingent consideration is included in “Project Terra costs and other” in the Company’s Consolidated Statements of Operations.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2019 and March 31, 2018.

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

Derivative instruments designated at inception as hedges are measured for effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive (loss) income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three and nine months ended March 31, 2019 and March 31, 2018.

The notional and fair value amounts of cash flow hedges at March 31, 2019 were $3,920 and $52 of net liabilities, respectively. There were no cash flow hedges or fair value hedges outstanding as of June 30, 2018.

The notional amounts of foreign currency exchange contracts not designated as hedges at March 31, 2019 and June 30, 2018 were $54,884 and $20,986, respectively. The fair values of foreign currency exchange contracts not designated as hedges at March 31, 2019 and June 30, 2018 were $610 of net liabilities and $338 of net assets, respectively.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material for the three and nine months ended March 31, 2019 and March 31, 2018.

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

On March 29, 2019, the Court granted Defendant’s motion, dismissing the Amended Complaint in its entirety, without prejudice to replead. Lead Plaintiffs filed a seconded amended complaint on May 6, 2019.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018. On April 6, 2018, the parties filed a proposed stipulation agreeing to stay the Consolidated Derivative Action until October 4, 2018, which the Court granted on May 3, 2018. On October 9, 2018, the Court further stayed this matter until December 4, 2018 and on December 4, 2018 further stayed the matter until January 14, 2019. On January 14, 2019, the Court held a status conference and granted Plaintiffs leave to file an amended complaint by March 7, 2019, while continuing the stay as to all other aspects of the case. On March 7, 2019, Plaintiffs filed an amended complaint. The Court held a status conference on March 13, 2019 and continued the stay until a subsequent conference scheduled for May 6, 2019. At the May 6 conference, the Court indicated that the stay will be lifted, and after a preliminary conference for June 13, 2019, a scheduling order will be entered and the case will proceed.

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

After the Court dismissed the Amended Complaint in the Securities Class Actions, the parties to the Consolidated Stockholder Class and Derivative Action agreed to continue the stay of Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint. The stay is continued through the later of: (a) thirty (30) days after the deadline for plaintiffs to file a second amended complaint in the Securities Class Actions; or, (b) if plaintiffs file a second amended complaint, and Defendants file a motion to dismiss the second amended complaint, thirty (30) days after the Court rules on the motion to dismiss the second amended complaint in the Securities Class Actions.

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

Net sales and operating income are the primary measures used by the Company’s Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in Corporate and Other. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, certain Project Terra costs are included in “Corporate and Other.” Expenses that are managed centrally, but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net Sales:
United States	$266,445	$281,052	$769,585	$815,013
United Kingdom	227,206	238,321	671,121	698,968
Rest of World	106,146	113,347	304,080	324,190
	$599,797	$632,720	$1,744,786	$1,838,171

Operating Income/(Loss):
United States	$17,099	$24,974	$26,449	$67,696
United Kingdom	18,147	13,863	36,822	37,062
Rest of World	10,868	11,059	27,078	30,591
	$46,114	$49,896	$90,349	$135,349
Corporate and Other (a)	(22,249)	(20,642)	(105,975)	(45,889)
	$23,865	$29,254	$(15,626)	$89,460

(a) For the three months ended March 31, 2019, Corporate and Other includes $455 of Chief Executive Officer Succession Plan expense, net and $7,562 of Project Terra costs and other. For the three months ended March 31, 2018, Corporate and Other includes $4,175 of Project Terra costs and other $3,313 of accounting review and remediation costs.

For the nine months ended March 31, 2019, Corporate and Other includes $30,156 of Chief Executive Officer Succession Plan expense, net, $21,045 of Project Terra costs and other and $4,334 of accounting review and remediation costs. Corporate and Other for the nine months ended March 31, 2019 also includes impairment charges of $17,900 ($11,300 related to the United States segment, $2,787 related to the United Kingdom segment and $3,813 in Rest of World) related to certain of the Company’s tradenames. For the nine months ended March 31, 2018, Corporate and Other included $7,429 of Project Terra costs and other and net expense of $6,406 of accounting review and remediation costs, net of insurance proceeds, consisting of $11,406 of costs incurred in the nine months ended March 31, 2018 offset by insurance proceeds of $5,000.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area were as follows:

	March 31, 2019	June 30, 2018
United States	$115,243	$99,650
United Kingdom	179,226	174,214
All Other	86,331	86,700
Total	$380,800	$360,564

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
United States	$279,609	$296,635	$807,899	$860,987
United Kingdom	227,206	238,321	671,121	698,968
All Other	92,982	97,764	265,766	278,216
Total	$599,797	$632,720	$1,744,786	$1,838,171

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes for the period ended March 31, 2019 thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Tilda®, Walnut Acres®, Yorkshire Provender®, Yves Veggie Cuisine® and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

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

Discontinued Operations

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) and EK Holdings, Inc. (“Empire”) operating segments, which were reported in the aggregate as the Hain Pure Protein reportable segment. These dispositions are being undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable core businesses.

Collectively, these dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business (a component of HPPC).

On May 8, 2019, the Company entered into a definitive agreement to sell all of its equity interest in Hain Pure Protein Corporation, which includes the FreeBird™ and Empire® Kosher businesses, for a purchase price of $80.0 million, subject to adjustments. The transaction is expected to close before June 30, 2019, the end of the Company's fiscal year.

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

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2019 and 2018 (amounts in thousands, other than percentages which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2019		March 31, 2018		Dollars	Percentage
Net sales	$599,797	100.0%	$632,720	100.0%	$(32,923)	(5.2)%
Cost of sales	474,528	79.1%	499,707	79.0%	(25,179)	(5.0)%
Gross profit	125,269	20.9%	133,013	21.0%	(7,744)	(5.8)%
Selling, general and administrative expenses	87,739	14.6%	86,063	13.6%	1,676	1.9%
Amortization of acquired intangibles	3,802	0.6%	4,713	0.7%	(911)	(19.3)%
Project Terra costs and other	9,408	1.6%	4,831	0.8%	4,577	94.7%
Chief Executive Officer Succession Plan expense, net	455	0.1%	—	—%	455	*
Accounting review and remediation costs, net of insurance proceeds	—	—	3,313	0.5%	(3,313)	(100.0)%
Long-lived asset and intangibles impairment	—	—	4,839	0.8%	(4,839)	(100.0)%
Operating income	23,865	4.0%	29,254	4.6%	(5,389)	(18.4)%
Interest and other financing expense, net	9,390	1.6%	6,782	1.1%	2,608	38.5%
Other expense/(income), net	1,068	0.2%	(1,560)	(0.2)%	2,628	(168.5)%
Income from continuing operations before income taxes and equity in net loss of equity-method investees	13,407	2.2%	24,032	3.8%	(10,625)	(44.2)%
Provision (benefit) for income taxes	3,114	0.5%	(1,310)	(0.2)%	4,424	(337.7)%
Equity in net loss of equity-method investees	205	—%	101	—%	104	103.0%
Net income from continuing operations	$10,088	1.7%	$25,241	4.0%	$(15,153)	(60.0)%
Net loss from discontinued operations, net of tax	$(75,925)	(12.7)%	$(12,555)	(2.0)%	$(63,370)	(504.7)%
Net (loss) income	$(65,837)	(11.0)%	$12,686	2.0%	$(78,523)	(619.0)%

Adjusted EBITDA	$55,507	9.3%	$73,440	11.6%	$(17,933)	(24.4)%
* Percentage is not meaningful

Net Sales

Net sales for the three months ended March 31, 2019 were $599.8 million, a decrease of $32.9 million, or 5.2%, from net sales of $632.7 million for the three months ended March 31, 2018. On a constant currency basis, net sales decreased approximately 1.8% from the prior year quarter. Net sales on a constant currency basis decreased in the United States and Rest of World reportable segments, partially offset by an increase in net sales in the United Kingdom reportable segment. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $125.3 million, a decrease of $7.7 million, or 5.8%, as compared to the prior year quarter. Gross profit margin was 20.9% of net sales, compared to 21.0% in the prior year quarter. Gross profit was unfavorably impacted by higher trade and promotional investments to drive future period growth. These increased costs were partially offset by Project Terra cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $87.7 million for the three months ended March 31, 2019, an increase of $1.7 million, or 1.9%, from $86.1 million for the prior year quarter. Selling, general and administrative expenses increased primarily due to increased consulting costs in the United States associated with the Fountain of Truth product launch and e-commerce, as well as increased variable compensation costs, partially offset by Project Terra savings as well as the impact of foreign exchange rates. Selling, general and administrative expenses as a percentage of net sales was 14.6% in the three months ended March 31, 2019 compared to 13.6% in the prior year quarter, reflecting an increase of 100 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $3.8 million for the three months ended March 31, 2019, a decrease of $0.9 million from $4.7 million in the prior year quarter. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized subsequent to March 31, 2018.

Project Terra Costs and Other

Project Terra costs and other was $9.4 million for the three months ended March 31, 2019, an increase of $4.6 million from $4.8 million in the prior year quarter. The increase was primarily due to increased consulting fees incurred in connection with the Company’s Project Terra strategic review as well as increased severance costs for the three months ended March 31, 2019 as compared to the prior year period.

Chief Executive Officer Succession Plan Expense, net

Net costs and expenses associated with the Company’s Chief Executive Officer Succession Plan were $0.5 million for the three months ended March 31, 2019. There were no comparable expenses in the three months ended March 31, 2018. See Note 3, Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $3.3 million for the three months ended March 31, 2018. No such costs were incurred in the three months ended March 31, 2019.

Long-lived Asset and Intangibles Impairment

During the three months ended March 31, 2018, the Company recorded non-cash impairment charges of $2.6 million related to the closure of a manufacturing facility in the United Kingdom and $2.2 million to write down the value of certain machinery and equipment. There were no impairment charges recorded in the three months ended March 31, 2019.

Operating Income

Operating income for the three months ended March 31, 2019 was $23.9 million compared to $29.3 million in the prior year quarter. The decrease in operating income resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $9.4 million for the three months ended March 31, 2019, an increase of $2.6 million, or 38.5%, from $6.8 million in the prior year quarter. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other Expense/(Income), net

Other expense/(income), net, totaled $1.1 million of expense for the three months ended March 31, 2019, compared to $1.6 million of income in the prior year quarter. Included in other expense/(income), net were net unrealized foreign currency losses, compared to net unrealized foreign currency gains in the prior year quarter principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Income From Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in net loss of our equity-method investees for the three months ended March 31, 2019 was $13.4 million compared to $24.0 million for the three months ended March 31, 2018. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. For the three months ended March 31, 2019, the Company calculated its effective tax rate based on a discrete basis due to significant variations in the relationship between income tax expense and projected pre-tax income. As a result, the actual effective tax rate for the three months ended March 31, 2019 is being utilized. Our income tax expense from continuing operations was $3.1 million for the three months ended March 31, 2019 compared to $1.3 million of tax benefit in the prior year quarter.

The effective income tax rate from continuing operations was an expense of 23.2% for the three months ended March 31, 2019, compared to a benefit of 5.5% for the three months ended March 31, 2018. The effective income tax rate from continuing operations for the three months ended March 31, 2019 was impacted by the provisions in the Tax Act including global intangible low-taxed income and limitations on the deductibility of executive compensation. The effective income tax rate was also negatively impacted by the geographical mix of earnings and state taxes. For an additional discussion on the impact of the Tax Act, see Note 11, Income Taxes, in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The effective income tax rate from continuing operations for the three months ended March 31, 2018 was primarily impacted by the enactment of the Tax Act on December 22, 2017, specifically the revalue of net deferred tax liabilities to the enacted 21% tax rate, repealing the deduction for domestic production activities, inclusion of the transition tax liability estimate and limitation on the deductibility of executive officers’ compensation. The effective income tax rate from continuing operations for the three months ended March 31, 2018 was also favorably impacted by the geographical mix of earnings, as well as a $3.8 million benefit relating to the release of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

The income tax benefit from discontinued operations was $21.4 million for the three months ended March 31, 2019, compared to income tax expense from discontinued operations of $10.4 million for the three months ended March 31, 2018. The tax benefit in the three months ended March 31, 2019 is impacted by the tax effect of current period book losses including the loss on the sale of Plainville Farms assets in the third quarter of fiscal 2019 as well as the deferred tax benefit arising from asset impairment charges. Income tax expense for the three months ended March 31, 2018 includes a $10.7 million deferred tax liability related to Hain Pure Protein being classified as held for sale.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended March 31, 2019 was $0.2 million, compared to $0.1 million in the three months ended March 31, 2018. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net Income from Continuing Operations

Net income from continuing operations for the three months ended March 31, 2019 was $10.1 million compared to $25.2 million for the three months ended March 31, 2018. Net income per diluted share from continuing operations was $0.10 for the three months ended March 31, 2019 compared to $0.24 in the prior year quarter. The decrease was attributable to the factors noted above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended March 31, 2019 was $75.9 million compared to $12.6 million in the three months ended March 31, 2018. Diluted net loss per common share from discontinued operations was $0.73 and $0.12 in the three months ended March 31, 2019 and 2018, respectively. Net loss from discontinued operations for the three months ended March 31, 2019 included a loss on sale recorded in connection with the disposition of the Plainville Farms business of $40.2 million and asset impairment charges of $51.3 million to write-down the net assets of the remaining Hain Pure Protein components to the estimated selling price, less costs to sell, as discussed in Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net (Loss) Income

Net loss for the three months ended March 31, 2019 was $65.8 million compared to net income of $12.7 million in the prior year quarter. Net loss per diluted share was $0.63 in the three months ended March 31, 2019 compared to net income per diluted share of $0.12 in the three months ended March 31, 2018. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $55.5 million and $73.4 million for the three months ended March 31, 2019 and 2018, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Net sales
Three months ended 3/31/19	$266,445	$227,206	$106,146	$—	$599,797
Three months ended 3/31/18	281,052	238,321	113,347	—	632,720
$ change	$(14,607)	$(11,115)	$(7,201)	n/a	$(32,923)
% change	(5.2)%	(4.7)%	(6.4)%	n/a	(5.2)%

Operating income
Three months ended 3/31/19	$17,099	$18,147	$10,868	$(22,249)	$23,865
Three months ended 3/31/18	24,974	13,863	11,059	(20,642)	29,254
$ change	$(7,875)	$4,284	$(191)	$(1,607)	$(5,389)
% change	(31.5)%	30.9%	(1.7)%	(7.8)%	(18.4)%

Operating income margin
Three months ended 3/31/19	6.4%	8.0%	10.2%	n/a	4.0%
Three months ended 3/31/18	8.9%	5.8%	9.8%	n/a	4.6%

United States

Our net sales in the United States segment for the three months ended March 31, 2019 were $266.4 million, a decrease of $14.6 million, or 5.2%, from net sales of $281.1 million for the three months ended March 31, 2018. The decrease in net sales was primarily driven by declines in our Pantry and Better-For-You-Baby platforms. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in the United States for the three months ended March 31, 2019 was $17.1 million, a decrease of $7.9 million from operating income of $25.0 million for the three months ended March 31, 2018. The decrease in operating income was the result of the aforementioned decrease in net sales and increased consulting costs associated with the Fountain of Truth product launch and e-commerce, as well as increased variable compensation costs in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, partially offset by Project Terra savings.

United Kingdom

Our net sales in the United Kingdom segment for the three months ended March 31, 2019 were $227.2 million, a decrease of $11.1 million, or 4.7%, from net sales of $238.3 million for the three months ended March 31, 2018. On a constant currency basis, net sales increased 1.8% from the prior year quarter. The net sales increase on a constant currency basis was primarily due to growth from the Company’s Linda McCartney® and Hartley’s® brands and in our Tilda and Ella’s Kitchen businesses. Operating income in the United Kingdom segment for the three months ended March 31, 2019 was $18.1 million, an increase of $4.3 million from $13.9 million for the three months ended March 31, 2018. The increase in operating income was primarily due to operating efficiencies achieved at Hain Daniels driven by Project Terra and decreased sales and marketing costs in our Ella’s Kitchen business.

Rest of World

Our net sales in Rest of World were $106.1 million for the three months ended March 31, 2019, a decrease of $7.2 million, or 6.4%, from net sales of $113.3 million for the three months ended March 31, 2018. On a constant currency basis, net sales decreased 0.7% from the prior year. The decrease in net sales was driven by declines in Canada from the Company’s Europe’s Best®, Live Clean® and Dream® brands, offset in part by growth in our Yves Veggie Cuisine®, Sensible Portions®, Terra® and Tilda® brands. Hain Ventures (formerly known as Cultivate) net sales decreased from the prior year quarter, primarily driven by declines from the Blueprint®, SunSpire® and DeBoles® brands, offset in part by growth from the GG UniqueFiber™ brand. Hain Europe net sales decreased from the prior year quarter, but increased on a constant currency basis, primarily due to growth from the Company’s Joya® and Natumi® brands and private label sales, offset in part by declines from the Lima®, Danival® and Dream® brands. Operating income in the segment for the three months ended March 31, 2019 was $10.9 million, a decrease of $0.2 million, from $11.1 million for the three months ended March 31, 2018. The decrease in operating income was primarily due to start-up costs incurred in connection with a new manufacturing facility in Canada.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Chief Executive Officer Succession Plan expense, net, Project Terra costs and other, net are included in Corporate and Other and were $0.5 million and $7.6 million, respectively, for the three months ended March 31, 2019. Project Terra costs and other and Accounting review and remediation costs, net were $4.2 million and $3.3 million, respectively, for the three months ended March 31, 2018.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Comparison of Nine Months Ended March 31, 2019 to Nine Months Ended March 31, 2018

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2019 and 2018 (amounts in thousands, other than percentages which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2019		March 31, 2018		Dollars	Percentage
Net sales	$1,744,786	100.0%	$1,838,171	100.0%	$(93,385)	(5.1)%
Cost of sales	1,405,650	80.6%	1,447,820	78.8%	(42,170)	(2.9)%
Gross profit	339,136	19.4%	390,351	21.2%	(51,215)	(13.1)%
Selling, general and administrative expenses	255,383	14.6%	258,586	14.1%	(3,203)	(1.2)%
Amortization of acquired intangibles	11,567	0.7%	13,859	0.8%	(2,292)	(16.5)%
Project Terra costs and other	29,613	1.7%	13,750	0.7%	15,863	115.4%
Chief Executive Officer Succession Plan expense, net	30,156	1.7%	—	—%	30,156	*
Accounting review and remediation costs, net of insurance proceeds	4,334	0.2%	6,406	0.3%	(2,072)	(32.3)%
Long-lived asset and intangibles impairment	23,709	1.4%	8,290	0.5%	15,419	186.0%
Operating (loss) income	(15,626)	(0.9)%	89,460	4.9%	(105,086)	(117.5)%
Interest and other financing expense, net	25,912	1.5%	19,543	1.1%	6,369	32.6%
Other expense/(income), net	2,041	0.1%	(5,447)	(0.3)%	7,488	(137.5)%
(Loss) income from continuing operations before income taxes and equity in net loss (income) of equity-method investees	(43,579)	(2.5)%	75,364	4.1%	(118,943)	(157.8)%
Benefit for income taxes	(1,679)	(0.1)%	(11,516)	(0.6)%	9,837	(85.4)%
Equity in net loss (income) of equity-method investees	391	—%	(104)	—%	495	(476.0)%
Net (loss) income from continuing operations	$(42,291)	(2.4)%	$86,984	4.7%	$(129,275)	(148.6)%
Net loss from discontinued operations, net of tax	$(127,472)	(7.3)%	$(7,349)	(0.4)%	$(120,123)	*
Net (loss) income	$(169,763)	(9.7)%	$79,635	4.3%	$(249,398)	(313.2)%

Adjusted EBITDA	$134,433	7.7%	$194,560	10.6%	$(60,127)	(30.9)%
* Percentage is not meaningful

Net Sales

Net sales for the nine months ended March 31, 2019 were $1.74 billion, a decrease of $93.4 million, or 5.1%, from net sales of $1.84 billion for the nine months ended March 31, 2018. On a constant currency basis, net sales decreased approximately 3.1% from the prior year period. Net sales decreased across all three of our reportable segments. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the nine months ended March 31, 2019 was $339.1 million, a decrease of $51.2 million, or 13.1%, as compared to the prior year period. Gross profit margin was 19.4% of net sales, compared to 21.2% in the prior year period. Gross profit was unfavorably impacted by higher trade and promotional investments and increased freight and commodity costs primarily in the United States segment. These increased costs were partially offset by Project Terra cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $255.4 million for the nine months ended March 31, 2019, a decrease of $3.2 million, or 1.2%, from $258.6 million for the prior year. Selling, general and administrative expenses decreased primarily due to a decrease of $2.5 million associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 and 2017-2019 LTIPs and a $4.8 million decrease in stock-based compensation expense, which included the reversal of $1.9 million of previously recognized stock-based compensation expense associated with the relative TSR portion of the 2017-2019 LTIP due to specified performance metrics not being attained. See Note 13, Stock-based Compensation and Incentive Performance Plans, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion on the aforementioned reversals under the Company’s LTIPs. This decrease was offset in part by higher marketing investment costs in the Company’s international businesses and increased consulting costs in the United States associated with the Fountain of Truth product launch and e-commerce, as well as increased variable compensation costs. Selling, general and administrative expenses as a percentage of net sales was 14.6% in the nine months ended March 31, 2019 and 14.1% in the prior year period, reflecting an increase of 50 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $11.6 million for the nine months ended March 31, 2019, a decrease of $2.3 million from $13.9 million in the prior year period. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized subsequent to March 31, 2018.

Project Terra Costs and Other

Project Terra costs and other was $29.6 million for the nine months ended March 31, 2019, an increase of $15.9 million from $13.8 million in the prior year period. The increase was primarily due to increased consulting fees incurred in connection with the Company’s Project Terra strategic review as well as increased severance costs for the nine months ended March 31, 2019 as compared to the prior year period. Project Terra costs and other for the nine months ended March 31, 2019 also included $2.1 million in costs associated with the exit of a leased production facility in the United Kingdom.

Chief Executive Officer Succession Plan Expense, net

Net costs and expenses associated with the Company’s Chief Executive Officer Succession Plan were $30.2 million for the nine months ended March 31, 2019. There were no comparable expenses in the nine months ended March 31, 2018. See Note 3, Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $4.3 million for the nine months ended March 31, 2019, compared to $6.4 million in the prior year period. Included in accounting review and remediation costs for the nine months ended March 31, 2019 and 2018 were insurance proceeds of $0.2 million and $5.0 million, respectively, related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters.

Long-lived Asset and Intangibles Impairment

In the nine months ended March 31, 2019, the Company recorded a pre-tax impairment charge of $17.9 million ($11.3 million related to the United States, $3.8 million related to Rest of World and $2.8 million related to the United Kingdom segment) related to certain tradenames of the Company. See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q. Additionally, the Company recorded $5.8 million of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom. During the nine months ended March 31, 2018, the Company recorded a $6.2 million non-cash impairment charge related to the closures of manufacturing facilities in the United Kingdom and United States. Additionally, during the nine months ended March 31, 2018, the Company recorded a $2.1 million non-cash impairment charge to write down the value of certain machinery and equipment.

Operating (Loss) Income

Operating loss for the nine months ended March 31, 2019 was $15.6 million compared to operating income of $89.5 million in the prior year period. The decrease in operating income resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $25.9 million for the nine months ended March 31, 2019, an increase of $6.4 million, or 32.6%, from $19.5 million in the prior year period. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Other Expense/(Income), net

Other expense/(income), net totaled $2.0 million of expense for the nine months ended March 31, 2019, compared to $5.4 million of income in the prior year period. Included in other expense/(income), net for the nine months ended March 31, 2019 were net unrealized foreign currency losses, which were higher than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

(Loss) Income From Continuing Operations Before Income Taxes and Equity in Net Loss (Income) of Equity-Method Investees

Loss from continuing operations before income taxes and equity in net loss (income) of our equity-method investees for the nine months ended March 31, 2019 was $43.6 million compared to income of $75.4 million for the nine months ended March 31, 2018. The decrease was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. For the nine months ended March 31, 2019, the Company calculated its effective tax rate based on a discrete basis due to significant variations in the relationship between income tax expense and projected pre-tax income. As a result, the actual effective tax rate for the nine months ended March 31, 2019 is being utilized. Our income tax expense from continuing operations was a benefit of $1.7 million for the nine months ended March 31, 2019 compared to $11.5 million of tax benefit in the prior year quarter.

The effective income tax rate from continuing operations was a benefit of 3.9% and 15.3% for the nine months ended March 31, 2019 and March 31, 2018, respectively. The effective income tax rate from continuing operations for the nine months ended March 31, 2019 was impacted by the provisions in the Tax Act including global intangible low-taxed income, finalization of the Transition Tax liability, and limitations on the deductibility of executive compensation. The effective income tax rate was also impacted by the geographical mix of earnings and state taxes. For an additional discussion on the impact of the Tax Act, see Note 11, Income Taxes, in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The effective income tax rate from continuing operations for the nine months ended March 31, 2018 was primarily impacted by the enactment of the Tax Act on December 22, 2017, specifically related to the revalue of net deferred tax liabilities to the enacted 21% tax rate, repealing the deduction for domestic production activities, inclusion of a transition tax liability estimate and the deductibility of executive officers’ compensation. The effective income tax rate from continuing operations for the nine months ended March 31, 2018 was also favorably impacted by the geographical mix of earnings, as well as a $3.8 million benefit relating to the release of the Company’s domestic uncertain tax position as a result of the expiration of the statute of limitations.

The income tax benefit from discontinued operations was $49.0 million for the nine months ended March 31, 2019, compared to income tax expense from discontinued operations of $12.7 million for the nine months ended March 31, 2018. The benefit for income taxes for the nine months ended March 31, 2019 includes the reversal of the $12.3 million deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, the nine month tax benefit is impacted by the tax effect of current period book losses including the loss on the sale of Plainville Farms assets in the third quarter of fiscal 2019 as well as the deferred tax benefit arising from asset impairment charges.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in net loss from our equity-method investments for the nine months ended March 31, 2019 was $0.4 million, compared to equity in net income of $0.1 million in the three months ended March 31, 2018. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for the nine months ended March 31, 2019 was $42.3 million compared to net income of $87.0 million for the nine months ended March 31, 2018. Net loss per diluted share was $0.41 for the nine months ended March 31, 2019 compared to net income per diluted share of $0.83 in the prior year period. The net loss from continuing operations was attributable to the factors noted above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the nine months ended March 31, 2019 was $127.5 million compared to $7.3 million in the nine months ended March 31, 2018, or $1.23 and $0.07 net loss per diluted share from discontinued operations, respectively. The increase in net loss from discontinued operations was primarily attributable to asset impairment charges of $109.3 million and a loss on sale in connection with the disposition of the Plainville Farms business of $40.2 million, in each case recorded in the nine months ended March 31, 2019 and as discussed in Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Net (Loss) Income

Net loss for the nine months ended March 31, 2019 was $169.8 million compared to net income of $79.6 million in the prior year period. Net loss per diluted share was $1.63 in the nine months ended March 31, 2019 compared to net income per diluted share of $0.76 in the nine months ended March 31, 2018. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $134.4 million and $194.6 million for the nine months ended March 31, 2019 and 2018, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating (loss)/income by reportable segment for the nine months ended March 31, 2019 and 2018:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Net sales
Nine months ended 3/31/19	$769,585	$671,121	$304,080	$—	$1,744,786
Nine months ended 3/31/18	815,013	698,968	324,190	—	1,838,171
$ change	$(45,428)	$(27,847)	$(20,110)	n/a	$(93,385)
% change	(5.6)%	(4.0)%	(6.2)%	n/a	(5.1)%

Operating (loss)/income
Nine months ended 3/31/19	$26,449	$36,822	$27,078	$(105,975)	$(15,626)
Nine months ended 3/31/18	67,696	37,062	30,591	(45,889)	89,460
$ change	$(41,247)	$(240)	$(3,513)	$(60,086)	$(105,086)
% change	(60.9)%	(0.6)%	(11.5)%	(130.9)%	(117.5)%

Operating (loss)/income margin
Nine months ended 3/31/19	3.4%	5.5%	8.9%	n/a	(0.9)%
Nine months ended 3/31/18	8.3%	5.3%	9.4%	n/a	4.9%

United States

Our net sales in the United States segment for the nine months ended March 31, 2019 were $769.6 million, a decrease of $45.4 million, or 5.6%, from net sales of $815.0 million for the nine months ended March 31, 2018. The decrease in net sales was primarily driven by declines in our Pantry, Better-For-You-Baby, Fresh Living and Tea platforms. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in the United States for the nine months ended March 31, 2019 was $26.4 million, a decrease of $41.2 million from operating income of $67.7 million for the nine months ended March 31, 2018. The decrease in operating income was the result of the aforementioned decrease in net sales, higher trade investments to drive future period growth and increased freight and logistics costs, offset in part by Project Terra cost savings.

United Kingdom

Our net sales in the United Kingdom segment for the nine months ended March 31, 2019 were $671.1 million, a decrease of $27.8 million, or 4.0%, from net sales of $699.0 million for the nine months ended March 31, 2018. On a constant currency basis, net sales decreased 0.6% from the prior year. The net sales decrease was primarily due to declines of private label sales and declines in sales of the Company’s Hartley’s®, New Covent Garden Soup Co.®, Cully & Sully® and Johnson’s Juice Co.™ brands, partially offset by growth in the Company’s Tilda and Ella’s Kitchen businesses and growth in our Linda McCartney® brand. Operating income in the United Kingdom segment for the nine months ended March 31, 2019 was $36.8 million, a decrease of $0.2 million from $37.1 million for the nine months ended March 31, 2018. The decrease in operating income was primarily due to the aforementioned decrease in sales and a $4.3 million non-cash impairment charge associated with the consolidation of manufacturing of certain fruit-based products in the United Kingdom in the nine months ended March 31, 2019, partially offset by operating efficiencies achieved at Hain Daniels driven by Project Terra.

Rest of World

Our net sales in Rest of World were $304.1 million for the nine months ended March 31, 2019, a decrease of $20.1 million, or 6.2%, from net sales of $324.2 million for the nine months ended March 31, 2018. On a constant currency basis, net sales decreased 2.6% from the prior year. The decrease in net sales was driven by declines in Canada from the Company’s Europe’s Best® and Dream® brands and private label sales, partially offset by growth in our Yves Veggie Cuisine®, Sensible Portions® and Imagine® brands. Hain Europe net sales decreased from the prior year quarter, primarily driven by declines from the Danival®, Lima® and Dream® brands, offset in part by growth from the Natumi® and Joya® brands and private label sales. Hain Ventures (formerly known as Cultivate) net sales decreased from the prior year, primarily driven by declines from the Blueprint®, SunSpire® and DeBoles® brands, offset in part by growth from the GG UniqueFiber™ brand. Operating income in the segment for the nine months ended March 31, 2019 was $27.1 million, a decrease of $3.5 million, from $30.6 million for the nine months ended March 31, 2018. The decrease in operating income was primarily due to the aforementioned decrease in sales, start-up costs incurred in connection with a new manufacturing facility in Canada and costs associated with the planned closure of a manufacturing facility in the United States due to the Company’s decision to utilize a third-party manufacturer.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Chief Executive Officer Succession Plan expense, net, Project Terra costs and other and accounting review and remediation costs, net are included in Corporate and Other and were $30.2 million, $21.0 million and $4.3 million, respectively, for the nine months ended March 31, 2019. Corporate and Other in the nine months ended March 31, 2019 also includes tradename impairment charges of $17.9 million. Project Terra costs and other and accounting review and remediation costs, net were $7.4 million and $6.4 million, respectively, for the nine months ended March 31, 2018.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement and Amended Credit Agreement (defined below).

Our cash and cash equivalents balance decreased $79.0 million at March 31, 2019 to $27.6 million as compared to $106.6 million at June 30, 2018. At March 31, 2019, our restricted cash balance was $34.5 million which was associated with the cash separation payment provided by the Chief Executive Officer Succession Agreement, which was paid on May 6, 2019. Our working capital from continuing operations was $364.9 million at March 31, 2019, a decrease of $73.2 million from $438.1 million at the end of fiscal 2018.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of March 31, 2019, approximately 82.9% ($22.8 million) of the total cash balance from continuing operations was held outside of the United States. Our cash balance for discontinued operations was $3.7 million and held in the United States at March 31, 2019. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we intend to further study changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2019, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,		Change in
(amounts in thousands)	2019	2018	Dollars	Percentage
Cash flows provided by (used in):
Operating activities from continuing operations	$12,043	$67,370	$(55,327)	(82)%
Investing activities from continuing operations	(52,029)	(61,308)	9,279	15%
Financing activities from continuing operations	(3,333)	(31,849)	28,516	90%
Decrease in cash from continuing operations	(43,319)	(25,787)	(17,532)	(68)%
Decrease in cash from discontinued operations	(2,782)	(3,303)	521	16%
Effect of exchange rate changes on cash	(1,225)	5,884	(7,109)	(121)%
Net decrease in cash and cash equivalents	$(47,326)	$(23,206)	$(24,120)	(104)%

Cash provided by operating activities from continuing operations was $12.0 million for the nine months ended March 31, 2019, a decrease of $55.3 million from $67.4 million of cash provided by operating activities from continuing operations for the nine months ended March 31, 2018. This decrease resulted primarily from an increase of $79.8 million in net loss adjusted for non-cash charges offset in part by $24.5 million of cash provided by working capital accounts.

Cash used in investing activities from continuing operations was $52.0 million for the nine months ended March 31, 2019, a decrease of $9.3 million from $61.3 million of cash used in investing activities from continuing operations for the nine months ended March 31, 2018. Capital expenditures in the nine months ended March 31, 2019 and March 31, 2018 were $55.9 million and $48.4 million, respectively. In the nine months ended March 31, 2018, cash used in investing activities included a $13.1 million payment for the acquisition of Clarks UK Limited.

Cash used in financing activities from continuing operations was $3.3 million for the nine months ended March 31, 2019, a decrease of $28.5 million from $31.8 million of net cash used in financing activities from continuing operations for the nine months ended March 31, 2018. The decrease was due to net repayments of $7.8 million on our revolving credit facility and other debt for the nine months ended March 31, 2018, compared with net borrowings of $37.2 million for the nine months ended March 31, 2019. Additionally, included in the nine months ended March 31, 2019 was $3.1 million related to stock repurchases to satisfy employee payroll tax withholdings and $37.5 million to fund the operations of discontinued operations. Cash used in financing activities from continuing operations in the nine months ended March 31, 2018 included $6.9 million related to stock repurchases to satisfy employee payroll tax withholdings and $17.2 million to fund operations of discontinued operations.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was negative $43.8 million for the nine months ended March 31, 2019, a decrease of $62.9 million from the nine months ended March 31, 2018. This decrease resulted primarily from a decrease of $79.8 million in net loss adjusted for non-cash charges and an increase of $7.5 million in capital expenditures offset in part by $24.5 million of cash provided by working capital accounts. We expect that our capital spending for fiscal 2019 will be approximately $70-$80 million, and we may incur additional costs in connection with Project Terra. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,000,000 revolving credit facility through February 6, 2023 and provides for a $300,000 term loan. Under the Credit Agreement, the revolving credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes.

On May 8, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby, among other things, its allowable consolidated leverage ratio increased to no more than 5.0 to 1.0 from March 31, 2019 to December 31, 2019, no more than 4.75 to 1.0 at March 31, 2020, no more than 4.25 to 1.0 at June 30, 2020 and no more than 4.0 to 1.0 on September 30, 2020 and thereafter. The allowable consolidated leverage ratio for each period will be decreased by 0.25 upon sale of the Company’s remaining Hain Pure Protein business. Additionally, the Company’s required consolidated interest coverage ratio (as defined in the Amended Credit Agreement) was reduced to no less than 3.0 to 1 through March 31, 2020, no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter. The Amended Credit Agreement also required that the Company and the subsidiary guarantors enter into a Security and Pledge Agreement pursuant to which all of the obligations under Amended Credit Agreement are secured by liens on assets of the Company and its material domestic subsidiaries, including stock of each of their direct subsidiaries and intellectual property, subject to agreed upon exceptions. Additionally, the Company is now required to maintain a consolidated interest coverage ratio (as defined in the Amended Credit Agreement) of no less than 3.0 to 1 through March 31, 2020, no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter. The allowable consolidated leverage ratio will be decreased by 0.25 upon sale of the Company’s remaining Hain Pure Protein business.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Amended Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Amended Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at March 31, 2019 was 4.30%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid. As part of the Amended Credit Agreement, HPPC was released from its obligations as a borrower and a guarantor under the Credit Agreement.

As of March 31, 2019 and June 30, 2018, there were $740.2 million and $698.1 million of borrowings outstanding, respectively, under the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2019 was 4.30%.

Tilda Short-Term Borrowing Arrangements

Tilda maintains short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements are £52.0 million.  Outstanding borrowings are collateralized by the current assets of Tilda, typically have six-month terms and bear interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 3.27% at March 31, 2019). As of March 31, 2019 and June 30, 2018, there were $6.7 million and $9.3 million of borrowings under these arrangements, respectively.

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

A reconciliation between reported and constant currency net sales decrease is as follows:

(amounts in thousands)	United Kingdom	Rest of World	Hain Consolidated
Net sales - Three months ended 3/31/19	$227,206	$106,146	$599,797
Impact of foreign currency exchange	15,378	6,414	21,792
Net sales on a constant currency basis - Three months ended 3/31/19	$242,584	$112,560	$621,589

Net sales - Three months ended 3/31/18	$238,321	$113,347	$632,720
Net sales growth on a constant currency basis	1.8%	(0.7)%	(1.8)%

Net sales - Nine months ended 3/31/19	$671,121	$304,080	$1,744,786
Impact of foreign currency exchange	23,897	11,689	35,586
Net sales on a constant currency basis - Nine months ended 3/31/19	$695,018	$315,769	$1,780,372

Net sales - Nine months ended 3/31/18	$698,968	$324,190	$1,838,171
Net sales growth on a constant currency basis	(0.6)%	(2.6)%	(3.1)%

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

A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands)	2019	2018	2019	2018
Net (loss) income	$(65,837)	$12,686	$(169,763)	$79,635
Net loss from discontinued operations	(75,925)	(12,555)	(127,472)	(7,349)
Net income (loss) from continuing operations	10,088	25,241	(42,291)	86,984

Provision (benefit) for income taxes	3,114	(1,310)	(1,679)	(11,516)
Interest expense, net	8,677	6,108	24,093	17,535
Depreciation and amortization	13,968	15,074	42,074	45,139
Equity in net loss (income) of equity-method investees	205	101	391	(104)
Stock-based compensation, net	3,937	2,936	5,502	10,258
Stock-based compensation expense in connection with Chief Executive Officer Succession Agreement	—	—	429	—
Long-lived asset and intangibles impairment	—	4,839	23,709	8,290
Unrealized currency losses/(gains)	1,522	(1,465)	2,551	(5,170)
EBITDA	$41,511	$51,524	$54,779	$151,416

Project Terra costs and other	9,259	4,831	29,464	13,750
Chief Executive Officer Succession Plan expense, net	455	—	29,727	—
Accounting review and remediation costs, net of insurance proceeds	—	3,313	4,334	6,406
Warehouse/manufacturing facility start-up costs	3,222	—	9,529	1,155
Plant closure related costs	184	3,246	3,503	3,946
SKU rationalization	505	4,913	2,035	4,913
Litigation and related expenses	371	235	1,062	235
Losses on terminated chilled desserts contract	—	2,939	—	6,553
Co-packer disruption	—	952	—	3,692
Regulated packaging change	—	—	—	1,007
Toys "R" Us bad debt	—	897	—	897
Machine break-down costs	—	317	—	317
Recall and other related costs	—	273	—	273
Adjusted EBITDA	$55,507	$73,440	$134,433	$194,560
Operating Free Cash Flow from Continuing Operations

In our internal evaluations, we use the non-U.S. GAAP financial measure “operating free cash flow from continuing operations.” The difference between operating free cash flow from continuing operations and cash flow provided by or used in operating activities from continuing operations, which is the most comparable U.S. GAAP financial measure, is that operating free cash flow from continuing operations reflects the impact of capital expenditures. Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash provided by or used in operating activities. We view operating free cash flow from continuing operations as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider operating free cash flow from continuing operations in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP.

A reconciliation from Cash flow provided by operating activities from continuing operations to Operating free cash flow from continuing operations is as follows:

	Nine Months Ended March 31,
(amounts in thousands)	2019	2018
Cash flow provided by operating activities from continuing operations	$12,043	$67,370
Purchase of property, plant and equipment	(55,892)	(48,368)
Operating free cash flow from continuing operations	$(43,849)	$19,002

Off Balance Sheet Arrangements

At March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, trade promotions and sales incentives, valuation of accounts and chargebacks receivable, accounting for acquisitions, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation, and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three and nine months ended March 31, 2019 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, although the Company continues to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and significant progress has been made to date, our CEO and CFO have concluded that the disclosure controls and procedures related to this material weakness were not effective as of March 31, 2019.

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

As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, we have undertaken a broad range of remedial procedures prior to May 9, 2019, the filing date of this report, to address the material weakness in our internal control over financial reporting identified as of June 30, 2018. Our efforts to improve our internal controls are ongoing and focused on organizational enhancements, control design enhancements to rework certain internal control gaps and documentation and training practices. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
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

On March 29, 2019, the Court granted Defendants’ motion, dismissing the Amended Complaint in its entirety, without prejudice to replead. Lead Plaintiffs filed a seconded amended complaint on May 6, 2019.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively.  Both the Scarola Complaint and the Shakir Complaint allege breach of fiduciary duty, lack of oversight and unjust enrichment.  On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action until April 11, 2018. On April 6, 2018, the parties filed a proposed stipulation agreeing to stay the Consolidated Derivative Action until October 4, 2018, which the Court granted on May 3, 2018. On October 9 ,2018, the Court further stayed this matter until December 4, 2018 and on December 4, 2018 further stayed the matter until January 14, 2019. On January 14, 2019, the Court held a status conference and granted Plaintiffs leave to file an amended complaint by March 7, 2019, while continuing the stay as to all other aspects of the case. On March 7, 2019, Plaintiffs filed an amended complaint. The Court held a status conference on March 13, 2019 and continued the stay until a subsequent conference scheduled for May 6, 2019. At the May 6 conference, the Court indicated that the stay will be lifted, and after a preliminary conference for June 13, 2019, a scheduling order will be entered and the case will proceed.

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

After the Court dismissed the Amended Complaint in the Securities Class Actions, the parties to the Consolidated Stockholder Class and Derivative Action agreed to continue the stay of Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint. The stay is continued through the later of: (a) thirty (30) days after the deadline for plaintiffs to file a second amended complaint in the Securities Class Actions; or, (b) if plaintiffs file a second amended complaint, and Defendants file a motion to dismiss the second amended complaint, thirty (30) days after the Court rules on the motion to dismiss the second amended complaint in the Securities Class Actions.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
January 1, 2019 - January 31, 2019	6,556	$18.07	—	250
February 1, 2019 - February 28, 2019	—	—	—	250
March 1, 2019 - March 31, 2019	1,368	22.55	—	250
Total	7,924	$18.84

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

10.1
Second Amendment to the Third Amended and Restated Credit Agreement dated February 6, 2019 by and among the Company, Hain Pure Protein Corporation, certain wholly-owned subsidiaries of the Company party thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2019).

10.2
The Hain Celestial Group, Inc. 2019 Equity Inducement Award Program (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-229739) filed with the SEC on February 19, 2019).

10.3	Form of Inducement Award Agreement under The Hain Celestial Group, Inc. 2019 Equity Inducement Award Program.

10.4	Amended and Restated 2002 Long Term Incentive and Stock Award Plan.

10.5	Form of Performance Unit Agreement with the Company’s executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2019-2021 Long Term Incentive Plan).

10.6	Offer Letter dated December 28, 2018, between the Company and Christopher Boever.

10.7	Separation Agreement, dated as of January 16, 2019, between the Company and Gary Tickle.

10.8	Form of Confidentiality, Non-Interference, and Invention Assignment Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	May 9, 2019	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	May 9, 2019	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer