Form 10-K
period 2019-06-30
HAIN CELESTIAL GROUP INC
filed 2019-08-29
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2019
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock, as quoted on the NASDAQ Global Select Market on December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,458,202,287.

As of August 22, 2019, there were 104,218,650 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as the use of “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” and similar expressions, or the negative of those expressions. These forward-looking statements include, among other things, our beliefs or expectations relating to our business strategy, growth strategy, market price, brand portfolio and product performance, the seasonality of our business and our results of operations and financial condition. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products and changes to the competitive environment, changes to consumer preferences, political uncertainty in the United Kingdom and the negotiation of its exit from the European Union, consolidation of customers or the loss of a significant customer, reliance on independent distributors, general economic and financial market conditions, risks associated with our international sales and operations, our ability to manage our supply chain effectively, volatility in the cost of commodities, ingredients, freight and fuel, our ability to execute and realize cost savings initiatives, including stock-keeping unit (“SKU”) rationalization plans, the impact of our debt and our credit agreements on our financial condition and our business, our ability to manage our financial reporting and internal control system processes, potential liabilities due to legal claims, government investigations and other regulatory enforcement actions, costs incurred due to pending and future litigation, potential liability, including in connection with indemnification obligations to our current and former officers and members of our Board of Directors that may not be covered by insurance, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to consummate divestitures, our ability to integrate past acquisitions, the availability of organic ingredients, disruption of operations at our manufacturing facilities, loss of one or more independent co-packers, disruption of our transportation systems, risks relating to the protection of intellectual property, the risk of liabilities and claims with respect to environmental matters, the reputation of our brands, our reliance on independent certification for a number of our products and other risks described in Part I, Item 1A, “Risk Factors” as well as in other reports that we file in the future.

PART I
THE HAIN CELESTIAL GROUP, INC.

Item 1.        Business

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Walnut Acres®, Yorkshire Provender®, Yves Veggie Cuisine® and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Historically, the Company divided its business into core platforms, which are defined by common consumer need, route-to-market or internal advantage and are aligned with the Company’s strategic roadmap to continue its leadership position in the organic and natural, “better-for-you” products industry. Those core platforms within our United States segment are:

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

Additionally, beginning in fiscal 2017, the Company launched Hain Ventures (formerly known as “Cultivate Ventures”), a venture unit with a twofold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories, by giving these brands a dedicated, creative focus for refresh and relaunch and (ii) to incubate and grow small acquisitions until they reach the scale required to migrate to the Company’s core platforms.

During fiscal 2019, the Company refined its strategy within the United States segment, focusing on simplifying the Company’s portfolio and reinvigorating profitable sales growth by discontinuing uneconomic investment, realigning resources to coincide with industrial brand role, reducing unproductive stock-keeping units (“SKUs”) and brands, and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio and divided it into “Get Bigger” and “Get Better” brand categories.

The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth. In order to capitalize on the potential of these brands, the Company began reallocating resources to optimize assortment and increase share of distribution. In addition, the Company will increase its marketing and innovation investments.

The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit. Some of these are low margin, non-strategic brands that add complexity with minimal benefit to the Company’s operations. Accordingly, in fiscal 2019, the Company initiated a SKU rationalization, which included the elimination of approximately 350 low velocity SKUs. The elimination of these SKUs is expected to impact sales growth in the next fiscal year, but is expected to result in expanded profits and a remaining set of core SKUs that will maintain their shelf space in the store.

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. Accordingly, the Company divested of all of its operations of the Hain Pure Protein reportable segment (discussed further below) and WestSoy® tofu, seitan and tempeh businesses in the United States. Additionally, on August 27, 2019, the Company sold the entities comprising its Tilda operating segment and certain other assets of the Tilda business. See Note 21, Subsequent Event in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.

Productivity and Transformation

As part of the Company’s historical strategic review, it focused on a productivity initiative, which it called “Project Terra.” A key component of this project was the identification of global cost savings, and the removal of complexity from the business. This review has included and continues to include streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.

In fiscal 2019, the Company announced a new transformation initiative, of which one aspect is to identify additional areas of productivity savings to support sustainable profitable performance.

Discontinued Operations
In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) operating segment, which includes the Plainville Farms and FreeBird businesses, and the EK Holdings, Inc. (“Empire Kosher” or “Empire”) operating segment, which were reported in the aggregate as the Hain Pure Protein reportable segment. These dispositions were undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable and faster growing core businesses.
Collectively, these dispositions represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business (a component of HPPC).

On June 28, 2019, the Company completed the sale of the remainder of HPPC and EK Holdings, Inc. which includes the FreeBird and Empire Kosher businesses.
See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Chief Executive Officer Succession Plan

On June 24, 2018, the Company entered into a Chief Executive Officer (“CEO”) succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO. On October 26, 2018, the Company’s Board of Directors appointed Mark L. Schiller as President and CEO, succeeding Mr. Simon. In connection with the appointment, on October 26, 2018, the Company and Mr. Schiller entered into an employment agreement, which was approved by the Board, with Mr. Schiller’s employment commencing on November 5, 2018. Accordingly, Mr. Simon’s employment with the Company terminated on November 4, 2018. See Note 3, Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Headcount

As of June 30, 2019, we employed a total of 5,441 full-time employees.

Products

During fiscal 2019, we primarily sold our organic, natural, and “better-for-you” products in the following categories: grocery; snacks; personal care; and tea. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or SKUs when sales of those items do not warrant further production. Our product categories consist of the following:

Grocery

Grocery products include infant formula, infant, toddler and kids foods, diapers and wipes, rice and grain-based products, plant-based beverages and frozen desserts (such as soy, rice, oat, almond and coconut), flour and baking mixes, breads, hot and cold cereals, pasta, condiments, cooking and culinary oils, granolas, cereal bars, canned, chilled fresh, aseptic and instant soups, yogurts, chilis, chocolate, nut butters, juices including cold-pressed juice, hot-eating desserts, cookies, frozen fruit and vegetables, pre-cut fresh fruit, refrigerated and frozen plant-based meat-alternative products, jams, fruit spreads, jelly, honey, natural sweeteners and marmalade products, as well as other food products. Grocery products accounted for approximately 74% of our consolidated net sales in fiscal 2019, 75% in fiscal 2018 and 74% in fiscal 2017.

Snacks

Our snack products include a variety of potato, root vegetable and other exotic vegetable chips, straws, tortilla chips, whole grain chips, pita chips and puffs. Snack products accounted for approximately 13% of our consolidated net sales in fiscal 2019, 12% in fiscal 2018 and 13% in fiscal 2017.

Personal Care

Our personal care products cover a variety of personal care categories including skin, hair and oral care, deodorants, baby care items, body washes, sunscreens and lotions. Personal care products accounted for approximately 8% of our consolidated net sales in each of fiscal 2019, 2018 and 2017.

Tea

Under the Celestial Seasonings® brand, we currently offer more than 100 varieties of herbal, green, black, wellness, rooibos and chai tea. Tea products accounted for approximately 5% of our consolidated net sales in each of 2019, 2018 and 2017.

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

Capital Expenditures

During fiscal 2019, our aggregate capital expenditures from continuing operations were $77.1 million. We expect to spend approximately $70 million to $80 million for capital projects in fiscal 2020.

Segments

We principally manage our business by geography in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Canada, Europe and Hain Ventures.  In addition, we have three reportable segments: United States, United Kingdom and Rest of World.

In fiscal 2018, the Hain Pure Protein operations, including HPPC and Empire, were classified as discontinued operations as discussed in Note 5, Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Therefore, segment information presented excludes the results of Hain Pure Protein.

On August 27, 2019, we sold our Tilda business as discussed in Note 21, Subsequent Event in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Each segment includes the results of operations attributable to its geographic location except for Hain Ventures, which conducts business in the United States, Canada and Europe which are included in the Rest of World segment.

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

The following table presents the Company’s net sales by reportable segment for the fiscal years ended June 30, 2019, 2018 and 2017 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,
	2019		2018		2017
United States	$1,009,406	44%	$1,084,871	44%	$1,107,806	47%
United Kingdom	885,488	38%	938,029	38%	851,757	36%
Rest of World	407,574	18%	434,869	18%	383,942	16%
Total	$2,302,468	100%	$2,457,769	100%	$2,343,505	100%

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

Better-for-You Pantry

Our Better-for-You Pantry products include the following natural and organic brands: Spectrum® culinary oils, vinegars and condiments, Spectrum Essentials® nutritional oils and supplements, MaraNatha® nut butters, Imagine® broths, soups and gravies, Rudi’s Gluten Free Bakery® and Rudi’s Organic Bakery® breads, buns, bagels and tortillas, Arrowhead Mills® flours, mixes and cereals, Hain Pure Foods® condiments and Westbrae® vegetarian products.

Better-for-You Snacking

Our Better-for-You snack food products include Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chips, Sensible Portions® snack products including Garden Veggie Straws®, and Garden Veggie Chips and Apple Straws® and Bearitos®, puffs and other snacks.

Fresh Living

Our Fresh Living products include The Greek Gods® Greek-style yogurt and kefir, Almond Dream®, Coconut Dream®, Rice Dream®, Oat Dream®, Soy Dream® and other DreamTM brand plant-based beverages, yogurt and frozen desserts.

Pure Personal Care

Our Pure Personal Care products include skin, hair and oral care products, deodorants and sun care and baby care items under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Tea

Our tea products are marketed under the Celestial Seasonings® brand and include more than 100 varieties of herbal, green, black, wellness and rooibos teas, with well-known names and products such as Sleepytime®, Lemon Zinger®, Red Zinger®, Cinnamon Apple Spice, Bengal Spice® and Country Peach Passion®.

United Kingdom Segment:

In the United Kingdom, our products include frozen and chilled products, including but not limited to soups, fruits and juices, plant-based and meat-free products, and premium rice and grain-based products as well as ambient products such as jams, fruit spreads, jellies, honey, marmalades, nut butters, sweeteners, syrups and dessert sauces.

The brands sold by our United Kingdom segment include Ella’s Kitchen® infant and toddler foods, New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups, Farmhouse Fare™ and Mary Berry™ hot-eating desserts, Johnson’s Juice Co.® juices, Linda McCartney’s® chilled and frozen plant-based meals, Cully & Sully® chilled soups and ready meals, Hartley’s® jams, fruit spreads and jellies, William’s™ conserves, Sun-Pat® nut butters, Gale’s® honey, Clarks™ natural sweeteners and Robertson’s® and Frank Cooper’s® marmalades. We also provide a comprehensive range of private label products to many retailers, convenience stores and foodservice providers in the following categories: fresh soup, pre-cut fresh fruit, juice, smoothies, chilled desserts, meat-free meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom and Ireland, but are also sold in other parts of the world as well. Our customer base consists principally of retailers, convenience stores, foodservice providers, business to business, natural food and ethnic specialty distributors, club stores and wholesalers.

Rest of World Segment

Canada

Our products are sold throughout Canada. Our customer base consists principally of grocery supermarkets, mass merchandisers, club stores, natural food distributors, personal care distributors, drug store chains and foodservice distributors. Our products are sold through our own retail direct sales force. We also utilize third-party brokers who receive commissions and sell to foodservice and retail customers. We utilize a third-party merchandising team for retail execution. As in the United States, a portion of the products marketed by us are sold through independent distributors.

The brands sold in our Canada segment include Yves Veggie Cuisine® refrigerated and frozen meat-alternative products, vegetables and lentils, Europe’s Best® frozen fruits and vegetables, Earth’s Best® infant formula and food, Casbah® packaged grains, MaraNatha® nut butters, Spectrum Essentials® cooking and culinary oils, Imagine® aseptic soups, The Greek Gods® Greek-style yogurt and Robertson’s® marmalades. Our plant-based beverages include Rice Dream®, Soy Dream®, Oat Dream®, Coconut Dream®, Almond Dream®, and Rice Dream® in refrigerated format, Rice Dream® and Almond Dream® plant-based frozen desserts, Celestial Seasonings® teas, Terra® chips, Garden of Eatin’® tortilla chips and Sensible Portions® snack products. Our personal care products include skin, hair and oral care products, deodorants and baby care items under the Avalon Organics®, Alba Botanica®, JASON® and Live Clean® brands.

Europe

Our products sold by the Europe operating segment include Danival®, Dream®, Joya®, Lima® and Natumi®. The Danival® brand includes organic cooked vegetables, prepared meals, sauces, fruit spreads and desserts. The Lima® brand includes a wide range of organic products such as soy sauce, plant-based beverages and grain cakes, as well as grains, pasta, cereals, miso, snacks, sweeteners, spreads, soups and condiments. Our Natumi® and Dream® brands include plant-based beverages, including rice, soy, oat and spelt. Our Joya® brand includes soy, oat, rice and nut-based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products. We also sell our Hartley’s® jams, fruit spreads and jellies, Terra® varieties of root vegetable and potato chips, and Celestial Seasonings® teas and Linda McCartney’s® chilled and frozen plant-based meals in Europe as well.

Our products are sold in grocery stores and organic food stores throughout Europe. Our products are sold using our own direct sales force and local distributors.

Hain Ventures

Our products sold by the Hain Ventures operating segment include Better Bean® prepared beans and bean-based dips sold in refrigerated tubs, BluePrint® cold-pressed juice drinks, DeBoles® pasta, Health Valley® cereal bars and soups, GG UniqueFiber™ crackers, SunSpire® chocolates, Hollywood® oils, Casbah® grain-based products and Yves Veggie Cuisine® plant-based products.

Hain Ventures products are sold throughout the United States. Our customer base consists principally of grocery supermarkets, mass merchandisers, Direct Store Delivery (“DSD”) distributors and natural food distributors.  We utilize a dedicated sales team and third-party brokers who receive commissions and sell to grocery supermarkets and natural food stores.  A portion of our BluePrint® products and GG UniqueFiber™ crackers are sold through our own DSD sales force as well as through our Direct to Consumer business.

Customers

Two of our customers each accounted for more than 10% of our consolidated net sales in each of the last three fiscal years, respectively. United Natural Foods, Inc., a distributor of products to natural foods supermarkets, independent natural retailers and other supermarkets and retailers, accounted for approximately 10%, 11% and 11% of our consolidated net sales for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, which were primarily related to the United States segment. Likewise, Walmart Inc. and its affiliates, Sam’s Club and ASDA, together accounted for approximately 11%, 11% and 12% of our consolidated net sales for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, which were primarily related to the United States and United Kingdom segments. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

Foreign Operations

We sell our products to customers in more than 80 countries. International sales represented approximately 54%, 53% and 50% of our consolidated net sales in fiscal 2019, 2018 and 2017, respectively.

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

We also utilize sponsorship programs to help create brand awareness. In the United States, our Earth’s Best® brand has an agreement with PBS Kids and Sesame Workshop, and our Terra Blues® are featured snacks on JetBlue Airways flights. In addition, Sensible Portions® products, Yves Veggie Cuisine® plant-based burgers and Terra® chips are advertised and sold at Citi Field. There is no guarantee that these promotional investments are or will be successful.

New Product Initiatives Through Research and Development

Innovation, including new product development, is a key component of our growth strategy. We continuously seek to understand our consumers and develop products that address their desire for organic, natural and better-for-you alternatives to conventional packaged foods and personal care products. We have a demonstrated track record of extending our product offerings into other product categories. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients, packaging and technology. We incurred approximately $11.1 million in company-sponsored research and development activities, consisting primarily of personnel-related costs, in fiscal 2019, $9.7 million in 2018 and $10.1 million in 2017. In addition to our company-sponsored research and development activities, in order to quickly and economically introduce our new products to market, we may partner with contract manufacturers that make our products according to our formulas or other specifications. The Company also partners with certain customers from time to time on exclusive customer initiatives. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Production

Manufacturing

During fiscal 2019, 2018 and 2017, approximately 59%, 58% and 59%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our United States segment operates the following manufacturing facilities:

•
Boulder, Colorado (two facilities), which produce Celestial Seasonings® teas and Rudi’s Organic Bakery® organic breads, buns, bagels, tortillas, wraps and soft pretzels and Rudi’s Gluten-Free Bakery® gluten-free products including breads, buns and tortillas;

•	Moonachie, New Jersey, which produces Terra® root vegetable and potato chips;

•	Mountville, Pennsylvania, which produces Sensible Portions® snack products;

•	Hereford, Texas, which produces Arrowhead Mills® cereals, flours and baking ingredients;

•	Ashland, Oregon, which produces MaraNatha® nut butters; and

•	Bell, California, which produces Alba Botanica®, Avalon Organics®, JASON® and Earth’s Best® personal care products.

Our United Kingdom segment operates the following manufacturing facilities:

•	Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s® and Gale’s®;

•	Newport, Wales, which produces our Clarks™ sweeteners, syrups and dessert sauces;

•	Grimsby, England, which produces our New Covent Garden Soup Co.® chilled soups;

•	Clitheroe, England, which produces our Farmhouse Fare® hot-eating desserts;

•	Leeds, England, which prepares our fresh fruit products;

•	Fakenham, England, which produces Linda McCartney’s® meat-free frozen and chilled foods;

•	Corby, England (two facilities), which produces drinks and desserts and prepares fresh cut fruit;

•	Gateshead, England, which prepares fresh cut fruit;

•	North Yorkshire, England, which produces Yorkshire Provender® chilled soups; and

•	Larvik, Norway, which produces our GG UniqueFiberTM products.

Our Rest of World segment operates the following manufacturing facilities:

•	Trenton, Ontario, which produces Yves Veggie Cuisine® plant-based products;

•	Vancouver, British Columbia, which produces Yves Veggie Cuisine® plant-based products;

•	Mississauga, Ontario, which produces our Live Clean® and other personal care products;

•	Troisdorf, Germany, which produces Natumi®, Rice Dream®, Lima®, Joya® and other plant-based beverages;

•	Andiran, France, which produces our Danival® organic food products;

•	Oberwart, Austria, which produces our Dream®, Lima®, and Joya® plant-based foods and beverages; and

•	Schwerin, Germany, which also produces our Dream®, Lima®, and Joya® plant-based foods and beverages.

See “Item 2: Properties” of this Form 10-K for more information on the manufacturing facilities that we operate.

Co-Packers

In addition to the products manufactured in our own facilities, independent third-party manufacturers, who are referred to in our industry as “co-packers,” manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities, capitalization and their specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings.  During fiscal 2019, 2018 and 2017, approximately 41%, 42% and 41%, respectively, of our revenue was derived from products manufactured by co-packers. We require that our co-packers comply with all applicable regulations and our quality and food safety program requirements, and compliance is verified through auditing and other activities. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our finished good specifications to ensure we meet customer expectations.

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

Competition

We operate in a highly competitive environment. Our products compete with both large mainstream conventional packaged goods companies and natural and organic packaged foods companies. Many of these competitors enjoy significantly greater resources. Large mainstream conventional packaged goods competitors include Campbell Soup Company, Mondelez International, Inc., General Mills, Inc., Danone S.A., The J.M. Smucker Company, Kellogg Company, The Kraft Heinz Company, Nestle S.A., PepsiCo, Inc., The Hershey Company, Conagra Brands, Inc. and Unilever, and conventional personal care products companies with whom we compete include, but are not limited to, The Proctor & Gamble Company, Johnson & Johnson and Colgate-Palmolive Company. Certain of these large mainstream conventional packaged foods and personal care companies compete with us by selling both conventional products and natural and/or organic products. Natural and organic packaged foods competitors include Chobani LLC, Nature’s Bounty Inc., Clif Bar & Company and Amy’s Kitchen. In addition to these competitors, in each of our categories we compete with many regional and small, local niche brands. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. Our trademarks and brand names for the product lines referred to herein are registered in the United States, Canada, the United Kingdom and European Union and a number of other foreign countries, and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own the trademarks for our principal products, including Alba Botanica®, Almond Dream®, Arrowhead Mills®, Avalon Organics®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Coconut Dream®, Cully & Sully®, Clarks™, Danival®, DeBoles®, Earth’s Best®, Earth’s Best TenderCare®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, JASON®, Johnson’s Juice Co.®, Joya®, Kosher Valley®, Lima®, Live Clean®, MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Nile Spice®, Orchard House®, Queen Helene®, Rice Dream®, Robertson’s®, Rudi’s Organic Bakery®, Sensible Portions®, Soy Dream®, Spectrum®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Walnut Acres Organic®, Westbrae®, WestSoy®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. We also have trademarks for many of our best-selling Celestial Seasonings teas, including Country Peach Passion®, Lemon Zinger®, Mandarin Orange Spice®, Raspberry Zinger®, Red Zinger®, Sleepytime®, Tension Tamer® and Wild Berry Zinger®.

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

Independent Certification

In the United States, our organic products are certified in accordance with the USDA’s National Organic Program through Quality Assurance International (“QAI”), a third-party certifying agency. For products marketed as organic outside of the United States, we use accredited certifying agencies to ensure compliance with country-specific government regulations for selling organic products or reciprocity, where available.

Many of our products are certified kosher under the supervision of accredited agencies including The Union of Orthodox Jewish Congregations and “KOF-K” Kosher Supervision.

We also work with other non-governmental organizations such as NSF International, which developed the NSF/ANSI 305 Standard for Personal Care Products Containing Organic Ingredients and provides third-party certification through QAI for our personal care products in the absence of an established government regulation for these products. In addition, we work with other nongovernmental organizations such as the Gluten Free Intolerance Group, Whole Grain Council and the Non-GMO Project.

Currently all of our Hain-owned facilities are GFSI compliant and audited by external certification bodies.  90% of our FDA regulated food facilities have achieved a GFSI certification.

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

If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K.

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

Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, Mondelez International, Inc., General Mills, Inc., Danone S. A., The J.M. Smucker Company, Kellogg Company, The Kraft Heinz Company, Nestle S.A., PepsiCo, Inc., The Hershey Company, Conagra Brands, Inc., and Unilever, and conventional personal care products companies, including but not limited to The Procter & Gamble Company, Johnson & Johnson and Colgate-Palmolive Company, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with other organic and natural packaged food brands and companies, which may be more innovative and able to bring new products to market faster and may be better able to quickly exploit and serve niche markets. As a result of this competition, retailers may take actions that negatively affect us. Consequently, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

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

A significant portion of our business has exposure to continued political uncertainty in the United Kingdom and the negotiation of its exit from the European Union, commonly referred to as “Brexit.”

In each of fiscal years 2019 and 2018, approximately 38% of our consolidated net sales were generated in the United Kingdom, which continues to experience political, economic and market uncertainty as it negotiates the terms of Brexit. Brexit has caused and may continue to cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions and may cause us to lose customers, suppliers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

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

Two of our customers each accounted for more than 10% of our consolidated net sales in each of the last three fiscal years, respectively. United Natural Foods, Inc., a distributor of products to natural foods supermarkets, independent natural retailers and other supermarkets and retailers, accounted for approximately 10%, 11% and 11% of our consolidated net sales for the fiscal years ended June 30, 2019, 2018, and 2017, respectively, which were primarily related to the United States segment. Likewise, WalMart Inc. and its affiliates, Sam’s Club and ASDA, together accounted for approximately 11%, 11%, and 12% of our consolidated net sales for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, which were primarily related to the United States and United Kingdom segments.

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

During fiscal 2019, 54% of our consolidated net sales were generated outside the United States, while such sales outside the United States were 53% of net sales in fiscal 2018 and 50% in fiscal 2017. Sales from outside our U.S. markets may continue to represent a significant portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

•
compliance with U.S. laws affecting operations outside of the United States, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations;

•	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations, including compliance with antitrust and competition laws, anti-modern slavery laws, anti-bribery and anti-corruption laws, data privacy laws, including the European Union General Data Protection Regulation (“GDPR”), and a variety of other local, national and multi-national regulations and laws;

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

The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. The inability of any supplier of raw materials, independent co-packer or third-party distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase, and our profit margins could decrease.

Our future results of operations may be adversely affected by volatile commodity costs.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs, including fuel. Agricultural commodities and ingredients, including almonds, corn, dairy, fruit and vegetables, oils, rice, soybeans and wheat, are the principal inputs used in our products. These items are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions (including the potential effects of climate change), temperature extremes and natural disasters (including floods, droughts, water scarcity, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs. While we seek to offset the volatility of such costs with a combination of cost savings initiatives, operating efficiencies and price increases to our customers, we may be unable to manage cost volatility. If we are unable to fully offset the volatility of such costs, our financial results could be adversely affected.

Our ability to achieve our business plans is partially dependent on our ability to implement and achieve targeted savings and efficiencies from cost reduction initiatives.

We put in place planned productivity initiatives that are designed to control or reduce costs or that increase operating efficiencies in order to improve our profitability and offset many of the input cost increases that are outside of our control. In addition, these initiatives are designed to fund opportunities for investment in innovation and marketing. Our success depends on our ability to execute these initiatives and realize cost savings and efficiencies from our operations. If we are unable to identify and fully implement our productivity plans and achieve our anticipated efficiencies, our profitability may be adversely impacted.

Our profit margins also depend on our ability to manage our inventory efficiently. As part of our effort to manage our inventory more efficiently, we carry out SKU rationalization programs, which may result in the discontinuation of lower-margin or low-turnover SKUs. For example, as part of the Project Terra review, and the more recent productivity initiative in fiscal year 2019, the Company has carried out product rationalization initiatives aimed at eliminating low margin and slow moving SKUs or brands entirely. However, a number of factors, such as changes in customers’ inventory levels, access to shelf space and changes in consumer preferences, may lengthen the number of days we carry certain inventories, which may impede our effort to manage our inventory efficiently and thereby increase our costs.

Our debt may restrict our future operations, and any default under our debt agreements could have significant consequences.

We have substantial debt and have the ability to incur additional debt. As of June 30, 2019, we had approximately $626.8 million of debt outstanding under our credit agreement, consisting of approximately $420.6 million in borrowings under a revolving credit facility and approximately $206.3 million outstanding under a term loan. As of June 30, 2019, there was approximately $569.7 million available for additional borrowings under the revolving credit facility. Our payments of interest and principal due under our debt could make it more difficult for us to satisfy our financial obligations and could increase our vulnerability to general adverse economic and industry conditions.

Our credit agreement contains covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The credit agreement contains restrictive covenants including, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt and liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The credit agreement also requires us to satisfy certain financial covenants, such as maintaining a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio.

Our ability to comply with these covenants under the credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default, which would permit the lenders to declare all outstanding debt to be due and payable, together with accrued and unpaid interest. Our obligations under the credit agreement are guaranteed by certain existing and future domestic subsidiaries of the Company and are secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interest in each of their direct subsidiaries and intellectual property, subject to agreed upon exceptions. Any default by us under the credit agreement could have a material adverse effect on our financial condition and our business.

Ineffective internal controls could impact the Company’s business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for evaluating and reporting on our system for internal control. Our management concluded in its most recent year-end assessment that our internal control over financial reporting was effective as of June 30, 2019. However, such internal control has inherent limitations and may not prevent or detect misstatements. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our financial reporting obligations and our business, financial results and reputation could be harmed.

Legal claims, government investigations or other regulatory enforcement actions could subject us to civil and criminal penalties.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of legal claims, government investigations and other regulatory enforcement actions. We are subject to extensive regulations in the United States, United Kingdom, Canada, Europe, Asia, including India, and any other countries where we manufacture, distribute and/or sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the registration and approval, sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. Enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, we cannot provide any assurance that our employees, contractors or agents will not violate our policies and procedures.

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

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters, data protection or other aspects of our business as well as any securities class action and stockholder derivative litigation. For example, as discussed under Item 3, “Legal Proceedings”, we are currently subject to class actions and derivative complaints arising out of or related to the Company’s internal accounting review. Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

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

As of June 30, 2019, we had goodwill of $1.01 billion and trademarks and other intangibles assets of $465.2 million, which in the aggregate represented 57% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of trademarks and other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer. We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. The incurrence of impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge.

We may not be able to successfully consummate divestitures as part of our strategy to become a smaller business.

As discussed under Item 1, “Business,” as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. We may not be able to negotiate such divestitures on terms acceptable to us. Also, our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses. Additionally, we may be required to record, and have in the past recorded, asset impairment or restructuring charges related to divested businesses. Similarly, we may be obliged to indemnify buyers for liabilities, which may reduce our profitability and cash flows. Such potential divestitures will require management resources and may divert management’s attention from our day-to-day operations. If we are not successful in divesting such businesses, our business could be harmed.

Our acquisition history could expose us to risk, including our ability to continue to integrate the brands that we have acquired.

We have historically grown our business in part through the acquisition of brands, both in the United States and internationally. The success of our more recent acquisitions will be dependent upon our ability to effectively integrate those brands, including our ability to realize potentially available marketing opportunities and cost savings, some of which may involve operational changes. Despite our due diligence investigation of each business that we have acquired, there may be liabilities of the acquired companies that we failed to or were unable to discover during the diligence process and for which we, as a successor owner, may be responsible.

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

The organic ingredients that we use in the production of our products (including, among others, fruits, vegetables, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions (including the potential effects of climate change) can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of organic ingredients or increase the prices of organic ingredients. If our supplies of organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply products to our customers and adversely affect our business, financial condition and results of operations.

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

For the fiscal years ended June 30, 2019, 2018 and 2017, approximately 59%, 58% and 59%, respectively, of our net sales was derived from products manufactured at our own manufacturing facilities. An interruption in, disruption of or the loss of operations at one or more of these facilities, which may be caused by work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as the interruption of operations is resolved or an alternate source of production is secured. In addition, if one or more of our manufacturing facilities are running at full capacity and we are unable to keep up with customer demand, we may not be able to fulfill orders on time or at all which could adversely impact our business.

Loss of one or more of our independent co-packers could adversely affect our business.

During fiscal 2019, 2018 and 2017, approximately 41%, 42% and 41%, respectively, of our net sales were derived from products manufactured at independent co-packers. In some cases, an individual co-packer may produce all of our requirements for a particular brand. We believe there are a limited number of competent, high-quality co-packers in the industry, and many of our co-packers produce products for other companies as well. Therefore, if we lose or need to change one or more co-packers, experience disruptions or delays at a co-packer or fail to retain co-packers for newly acquired products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

Disruption of our transportation systems could harm our business.

The success of our business depends, in large part, upon dependable and cost-effective transportation systems and a strong distribution network. A disruption in transportation services could result in an inability to supply materials to our or our co-packers’ facilities or finished products to our distribution centers or customers. We utilize distribution centers that are managed by third parties. Activity at these distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters or bankruptcy or other financial issues affecting the third-party providers. Any extended disruption in the distribution of our products or an increase in the cost of these services could have a material adverse effect on our business.

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

Our financial success is directly dependent on the consumer perception of our brands. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our results could be negatively impacted if one of our brands suffers substantial damage to its reputation due to real or perceived quality issues or the Company is perceived to act in an irresponsible manner. In addition, it is possible for such information, misperceptions and opinions to be shared quickly and disseminated widely due to the use of social and digital media.

We rely on independent certification for a number of our products.

We rely on independent third-party certification, such as certifications of our products as “organic”, “Non-GMO” or “kosher,” to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our “kosher” certification if a manufacturing plant and raw materials do not meet the requirements of the appropriate kosher supervision organization. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

A cybersecurity incident or other technology disruptions could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations.  We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, customers and consumers.  Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information.  Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers' information, private information about employees, and financial and strategic information about the Company and its business partners.  Further, as we pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and increased exposure to cybersecurity risk.  If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks.  Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective.  The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, litigation, violation of privacy laws, loss of customers, potential liability and competitive disadvantage any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Many jurisdictions in which the Company operates have laws and regulations relating to data privacy and protection of personal information, including the European Union GDPR, which became effective May 25, 2018. GDPR requires companies to satisfy requirements regarding the handling of personal data. Failure to comply with GDPR requirements could result in litigation, adverse publicity and penalties of up to 4% of worldwide revenue. The law in this area continues to develop, and the changing nature of privacy laws in the European Union and elsewhere could impact the Company’s processing of personal information related to the Company’s employees, consumers, customers and vendors. The enactment of more restrictive laws, rules or regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant liability.

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

The ownership of our common stock could be concentrated, and certain stockholders could have significant influence over the outcome of corporate actions requiring stockholder approval.

As of August 29, 2019, based on information filed with the SEC and reported to us, Engaged Capital, LLC and certain of its affiliates (“Engaged Capital”) beneficially owned an aggregate of approximately 20% of our outstanding common stock. Engaged Capital and any other stockholders acquiring beneficial ownership of a significant amount of our outstanding common stock could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and certain other significant corporate transactions.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
United States:
Headquarters office	Lake Success, NY	86,000	2029
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing and distribution (Flours and grains)	Hereford, TX	136,000	Owned
Manufacturing (Snack products)	Moonachie, NJ	75,000	Owned
Manufacturing and distribution center (Snack products)	Mountville, PA	100,000	2024
Manufacturing (Meat-alternatives)	Boulder, CO	21,000	Owned
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks, and personal care products)	Ontario, CA	375,000	2023
Distribution (Tea)	Boulder, CO	100,000	2020
Manufacturing and distribution (Breads, buns, and related products)	Boulder, CO	69,000	2020
Manufacturing and distribution (Personal Care)	Bell, CA	125,000	2028
Storage facility (Raw and packaging products)	Ashland, OR	13,000	2020

United Kingdom:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing (Hot-eating desserts)	Clitheroe, England	38,000	2026
Manufacturing (Fresh fruit and salads)	Leeds, England	34,000	2022
Manufacturing (Chilled soups)	Grimsby, England	61,000	2029
Manufacturing (Chilled soups)	North Yorkshire, England	14,000	Owned
Manufacturing (Desserts and plant-based frozen products)	Fakenham, England	101,000	Owned
Manufacturing (Fresh prepared fruit products)	Corby, England	45,000	2024
Distribution and offices (Packaging and ingredients)	Corby, England	22,500	2019
Manufacturing, distribution and offices (Fresh prepared fruit products and drinks)	Corby, England	89,500	Owned
Manufacturing and offices (Fresh prepared fruit)	Gateshead, England	46,000	2020
Manufacturing and distribution (Crackers)	Larvik, Norway	20,000	2019
Manufacturing and distribution (Natural sweeteners)	Newport, England	14,500	2023

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Rest of World:
Manufacturing (Plant-based foods)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2020
Distribution (Personal care)	Mississauga, ON, Canada	81,000	2022
Manufacturing (Plant-based foods)	Trenton, ON, Canada	47,000	2028
Offices	Toronto, ON, Canada	14,000	2024
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2037
Manufacturing and offices (Organic food products)	Andiran, France	39,000	Owned
Distribution (Organic food products)	Nerac, France	18,000	Owned
Manufacturing and offices (Plant-based foods and beverages)	Oberwart, Austria	108,000	Unlimited
Manufacturing (Plant-based foods and beverages)	Schwerin, Germany	650,000	Owned
Manufacturing and distribution (Plant-based foods and beverages	Loipersdorf, Austria	76,000	Unlimited

We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Europe and other parts of the world.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. For further information regarding the use of our properties by segments, see Item 1, “Business - Production” of this Form 10-K.

Item 3.         Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its current and former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again names as defendants the Company and certain of its current and former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants have until September 3, 2019 to submit a reply.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste. On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively. Both the Scarola Complaint and the Shakir Complaint alleged breach of fiduciary duty, lack of oversight and unjust enrichment. On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action. Co-Lead Plaintiffs requested leave to file an amended consolidated complaint, and on January 14, 2019, the Court partially lifted the stay, ordering Co-Lead Plaintiffs to file their amended complaint by March 7, 2019. Co-Lead Plaintiffs filed a Verified Amended Shareholder Derivative Complaint on March 7, 2019. The Court continued the stay pending a decision on Defendants’ motion to dismiss in the Consolidated Securities Action (referenced above). After the Court in the Consolidated Securities Action dismissed the Amended Complaint, the Court in the Consolidated Derivative Action ordered Co-Lead Plaintiffs to file a second amended complaint no later than July 8, 2019. Co-Lead Plaintiffs filed a Verified Second Amended Shareholder Derivative Complaint on July 8, 2019 (the “Second Amended Derivative Complaint”). Defendants moved to dismiss the Second Amended Derivative Complaint on August 7, 2019. Co-Lead Plaintiffs must file any opposition to Defendants’ motion to dismiss by September 6, 2019, and Defendants have until September 20, 2019 to submit a reply.

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

On May 23, 2017, an additional stockholder filed a complaint under seal in the Eastern District of New York against the Board of Directors and certain officers of the Company. The complaint alleged that the Company’s directors and certain officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results. The complaint also alleged that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste. On August 9, 2017, the Court granted an order to unseal this case and reveal Gary Merenstein as the plaintiff (the “Merenstein Complaint”).

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs. On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the consolidated Consolidated Securities Action, described above.

On March 29, 2019, the Court in the Consolidated Securities Action granted Defendants’ motion, dismissing the Amended Complaint in its entirety, without prejudice to replead. Co-Lead Plaintiffs in the Consolidated Securities Actions filed a second amended complaint on May 6, 2019. The parties to the Consolidated Stockholder Class and Derivative Action agreed to continue the stay of Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint. The stay is continued through 30 days after the Court rules on the motion to dismiss the Second Amended Complaint in the Consolidated Securities Action.

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

Holders

As of August 22, 2019, there were 251 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility, our general financial condition and general business conditions.

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions) (2)
April 1, 2019 - April 30, 2019	8,374	$21.99	—	$250
May 1, 2019 - May 31, 2019	—	—	—	250
June 1, 2019 - June 30, 2019	13,204	20.97	—	250
Total	21,578	$21.36	—

(1)	Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder approved stock-based compensation plans.

(2)
On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The Company did not repurchase any shares under this program in fiscal 2019, 2018 or 2017.

Stock Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index, the S&P Smallcap 600 Index and the S&P Packaged Foods & Meats Index (in which we are included) for the period from June 30, 2014 through June 30, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$150
$100
$50
$0
6/14
6/15
6/16
6/17
6/18
6/19
The Hain Celestial Group, Inc.
S&P 500
S&P Smallcap 600
S&P Packaged Foods & Meats

*$100 invested on 6/30/14 in stock or index, including reinvestment of dividends
Fiscal year ending June 30.

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

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
Operating results:
Net sales	$2,302,468	$2,457,769	$2,343,505	$2,392,864	$2,272,416
Net (loss) income from continuing operations(a)	$(49,945)	$82,428	$65,541	$27,571	$147,750
Net (loss) income from discontinued operations, net of tax(b)	$(133,369)	$(72,734)	$1,889	$19,858	$17,212
Net (loss) income(a) (b)	$(183,314)	$9,694	$67,430	$47,429	$164,962

Basic (loss) net income per common share:
From continuing operations	$(0.48)	$0.79	$0.63	$0.27	$1.45
From discontinued operations	(1.28)	(0.70)	0.02	0.19	0.17
Net (loss) income per common share - basic	$(1.76)	$0.09	$0.65	$0.46	$1.62

Diluted net (loss) income per common share:
From continuing operations	$(0.48)	$0.79	$0.63	$0.26	$1.43
From discontinued operations	(1.28)	(0.70)	0.02	0.19	0.17
Net income per common share - diluted*	$(1.76)	$0.09	$0.65	$0.46	$1.60

Financial position:
Working capital(c)	$318,630	$629,142	$534,287	$543,206	$537,440
Total assets(c)	$2,582,620	$2,946,674	$2,931,104	$3,008,080	$3,099,408
Long-term debt, less current portion	$613,537	$687,501	$740,135	$835,787	$812,088
Stockholders’ equity	$1,519,319	$1,737,049	$1,712,832	$1,664,514	$1,727,667
* Net (loss)/income per common share may not add in certain periods due to rounding

(a) Loss from continuing operations and net loss for fiscal 2019 included Chief Executive Officer Succession Plan expense, net, of $30.2 million, an impairment charge of $17.9 million related to certain of the Company’s trade names, impairments of long-lived assets of $15.8 million associated primarily with facilities closures in the United Kingdom and write downs of the value of certain machinery and equipment in the United States no longer in use, some of which was used to manufacture certain slow moving SKUs that were discontinued, and $4.3 million of accounting review costs, net of insurance proceeds. Income from continuing operations and net income for fiscal 2018 included a goodwill impairment charge of $7.7 million in our Hain Ventures operating segment, an impairment charge of $8.4 million which related to long-lived assets associated with the closure of manufacturing facilities in the United States and United Kingdom and discontinuation of certain slow moving SKUs in the United States segment, an impairment charge of $5.6 million related to certain of the Company’s trade names and $9.3 million of accounting review costs. Income from continuing operations and net income for fiscal 2017 included an impairment charge of $26.4 million related primarily to long-lived assets associated with the exit of certain portions of our own-label chilled desserts business in the United Kingdom segment and an impairment charge of $14.1 million related to certain of the Company’s trade names. Additionally, income from continuing operations and net income for fiscal 2017 were impacted by $29.6 million of accounting review costs. Income from continuing operations and net income for fiscal 2016 included a goodwill impairment charge of $84.5 million and an impairment charge of $39.7 million related to certain of the Company’s trade names. See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(b) Loss from discontinued operations and net loss for fiscal 2019 included a loss on sale of discontinued operations of $40.9 million. Additionally, fiscal 2019 and 2018 included impairment charges of $109.3 million and $78.5 million, respectively, related to assets held for sale. See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(c) Upon adoption of Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, deferred tax assets and liabilities for fiscal year 2016 previously classified as current are presented as non-current. Fiscal year 2015 has not been adjusted.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2019 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included in this review under the sub-heading, “Cautionary Note Regarding Forward Looking Information,” at the beginning of this Form 10-K.

Overview

The Hain Celestial Group, Inc., a Delaware corporation, was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Walnut Acres®, Yorkshire Provender®, Yves Veggie Cuisine® and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Historically, the Company divided its business into core platforms, which are defined by common consumer need, route-to-market or internal advantage and are aligned with the Company’s strategic roadmap to continue its leadership position in the organic and natural, “better-for-you” products industry. Those core platforms within our United States segment are:

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

Additionally, beginning in fiscal 2017, the Company launched Hain Ventures (formerly known as “Cultivate Ventures”), a venture unit with a twofold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories, by giving these brands a dedicated, creative focus for refresh and relaunch and (ii) to incubate and grow small acquisitions until they reach the scale required to migrate to the Company’s core platforms.

During fiscal 2019, the Company refined its strategy within the United States segment, focusing on simplifying the Company’s portfolio and reinvigorating profitable sales growth through discontinuing uneconomic investment, realigning resources to coincide with individual brand role, reducing unproductive stock-keeping units (“SKUs”) and brands, and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio and divided it into “Get Bigger” and “Get Better” brand categories.

The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth. In order to capitalize on the potential of these brands, the Company began reallocating resources to optimize assortment and increase share of distribution. In addition, the Company will increase its marketing and innovation investments.

The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit. Some of these are low margin, non-strategic brands that add complexity with minimal benefit to the Company’s operations. Accordingly, in fiscal 2019, the Company initiated a SKU rationalization, which included the elimination of approximately 350 low velocity SKUs. The elimination of these SKUs is expected to impact sales growth in the next fiscal year, but is expected to result in expanded profits and a remaining set of core SKUs that will maintain their shelf space in the store.

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. Accordingly, the Company divested of all of its operations of the Hain Pure Protein reportable segment (discussed further below) and WestSoy® tofu, seitan and tempeh businesses in the United States. Additionally, on August 27, 2019, the Company sold the entities comprising its Tilda operating segment and certain other assets of the Tilda business. See Note 21, Subsequent Event in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.
Productivity and Transformation

As part of the Company’s historical strategic review, it focused on a productivity initiative, which it called “Project Terra.” A key component of this project was the identification of global cost savings, and the removal of complexity from the business. This review has included and continues to include streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.

In fiscal 2019, the Company announced a new transformation initiative, of which one aspect is to identify additional areas of productivity savings to support sustainable profitable performance.

Discontinued Operations
In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) and EK Holdings, Inc. (“Empire Kosher” or “Empire”) operating segments, which were reported in the aggregate as the Hain Pure Protein reportable segment. These dispositions were undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable and faster growing core businesses.
Collectively, these dispositions represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business (a component of HPPC).

On June 28, 2019, the Company completed the sale of the remainder of HPPC and EK Holdings, Inc. which includes the FreeBird and Empire Kosher businesses.
See Note 5, Discontinued Operations,in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Chief Executive Officer Succession Plan

On June 24, 2018, the Company entered into a Chief Executive Officer (“CEO”) succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO. On October 26, 2018, the Company’s Board of Directors appointed Mark L. Schiller as President and CEO, succeeding Mr. Simon. In connection with the appointment, on October 26, 2018, the Company and Mr. Schiller entered into an employment agreement, which was approved by the Board, with Mr. Schiller’s employment commencing on November 5, 2018. Accordingly, Mr. Simon’s employment with the Company terminated on November 4, 2018. See Note 3, Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Results of Operations

Comparison of Fiscal Year ended June 30, 2019 to Fiscal Year ended June 30, 2018

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2019 and 2018 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2019		2018		Dollars	Percentage
Net sales	$2,302,468	100.0%	$2,457,769	100.0%	$(155,301)	(6.3)%
Cost of sales	1,857,255	80.7%	1,942,321	79.0%	(85,066)	(4.4)%
Gross profit	445,213	19.3%	515,448	21.0%	(70,235)	(13.6)%
Selling, general and administrative expenses	340,949	14.8%	341,634	13.9%	(685)	(0.2)%
Amortization of acquired intangibles	15,294	0.7%	18,202	0.7%	(2,908)	(16.0)%
Project Terra costs and other	40,107	1.7%	18,026	0.7%	22,081	122.5%
Chief Executive Officer Succession Plan expense, net	30,156	1.3%	520	—%	29,636	*
Proceeds from insurance claims	(4,460)	(0.2)%	—	—%	(4,460)	*
Accounting review and remediation costs, net of insurance proceeds	4,334	0.2%	9,293	0.4%	(4,959)	(53.4)%
Goodwill impairment	—	—%	7,700	0.3%	(7,700)	*
Long-lived asset and intangibles impairment	33,719	1.5%	14,033	0.6%	19,686	140.3%
Operating (loss) income	(14,886)	(0.6)%	106,040	4.3%	(120,926)	(114.0)%
Interest and other financing expense, net	36,078	1.6%	26,925	1.1%	9,153	34.0%
Other expense/(income), net	1,023	—%	(2,087)	(0.1)%	3,110	(149.0)%
(Loss) income from continuing operations before income taxes and equity in net loss (income) of equity-method investees	(51,987)	(2.3)%	81,202	3.3%	(133,189)	(164.0)%
Benefit for income taxes	(2,697)	(0.1)%	(887)	—%	(1,810)	204.1%
Equity in net loss (income) of equity-method investees	655	—%	(339)	—%	994	*
Net (loss) income from continuing operations	$(49,945)	(2.2)%	$82,428	3.4%	$(132,373)	(160.6)%
Net loss from discontinued operations, net of tax	(133,369)	(5.8)%	(72,734)	(3.0)%	(60,635)	83.4%
Net (loss) income	$(183,314)	(8.0)%	$9,694	0.4%	$(193,008)	*

Adjusted EBITDA	$191,420	8.3%	$255,941	10.4%	$(64,521)	(25.2)%
* Percentage is not meaningful

Net Sales

Net sales in fiscal 2019 were $2.30 billion, a decrease of $155.3 million, or 6.3%, from net sales of $2.46 billion in fiscal 2018. Foreign currency exchange rates negatively impacted net sales by $52.6 million as compared to the prior year. On a constant currency basis, net sales decreased approximately 4.2% from the prior year. Net sales decreased across all three of our reportable segments. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit in fiscal 2019 was $445.2 million, a decrease of $70.2 million, or 13.6%, from gross profit of $515.4 million in fiscal 2018. Gross profit margin was 19.3%, a decrease of 170 basis points from the prior year. Gross profit was unfavorably impacted by an inventory write-down of $12.4 million in connection with the discontinuance of slow moving SKUs primarily in the United States as part of a product rationalization initiative, higher trade and promotional investments and increased freight and commodity costs primarily in the United States segment. These increased costs were partially offset by Project Terra cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $340.9 million, a decrease of $0.7 million, or 0.2%, in fiscal 2019 from $341.6 million in fiscal 2018. Selling, general and administrative expenses decreased primarily due to lower marketing investment costs in the United States, the reversal of previously accrued amounts under the net sales portion of the 2016-2018 and 2017-2019 LTIPs and the reversal of previously recognized stock-based compensation expense associated with the relative TSR portion of the 2017-2019 LTIP due to specified performance metrics not being attained. See Note 14, Stock-based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion on the aforementioned reversals under the Company’s LTIPs. This decrease was offset in part by increased consulting costs in the United States, as well as increased variable compensation costs. Selling, general and administrative expenses as a percentage of net sales was 14.8% in fiscal 2019 and 13.9% in the prior year, an increase of 90 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $15.3 million in fiscal 2019, a decrease of $2.9 million, or 16.0%, from $18.2 million in fiscal 2018. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized subsequent to June 30, 2018.

Project Terra Costs and Other

Project Terra costs and other was $40.1 million in fiscal 2019, an increase of $22.1 million from $18.0 million in fiscal 2018. The increase was primarily due to increased consulting fees incurred in connection with the Company’s Project Terra strategic review as well as increased severance costs in fiscal 2019 as compared to the prior year period.

Chief Executive Officer Succession Plan Expense, net

On June 24, 2018, the Company entered into a Chief Executive Officer succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO. Net costs and expenses associated with the Company’s Chief Executive Officer succession plan were $30.2 million in fiscal 2019 compared to $0.5 million in fiscal 2018. See Note 3, Chief Executive Officer Succession Plan, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Proceeds from Insurance Claims

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount $4.5 million was recognized in fiscal 2019 as it relates to reimbursement of costs already incurred. The Company will record an additional $2.6 million in the first quarter of fiscal 2020.

Accounting Review and Remediation Costs, net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $4.3 million in fiscal 2019, compared to $9.3 million in fiscal 2018. Included in accounting review and remediation costs for fiscal 2019 and 2018 were insurance proceeds of $0.2 million and $5.7 million, respectively, related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters.

Goodwill Impairment

In fiscal 2018, the Company recorded a goodwill impairment charge of $7.7 million related to our Hain Ventures reporting unit within the Rest of World segment. There were no goodwill impairment charges recorded during fiscal 2019. See Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Long-lived Asset and Intangibles Impairment

During fiscal 2019, the Company recorded a pre-tax impairment charge of $17.9 million ($11.3 million related to the United States segment, $3.8 million related to the Rest of World segment and $2.8 million related to the United Kingdom segment) related to certain tradenames of the Company. See Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Additionally, the Company recorded $8.7 million of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom. Moreover, the Company recorded a $9.7 million non-cash impairment charge to write down the value of certain machinery and equipment no longer in use in the United States and United Kingdom, some of which was used to manufacture certain slow moving SKUs that were discontinued.
During fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at three of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers for two facilities in the United States and to the closure of one facility to consolidate manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $6.3 million non-cash impairment charge primarily related to the closures of these facilities. Additionally, the Company discontinued additional slow moving SKUs in the United States as part of a product rationalization initiative. As a result, expected future cash flows are not expected to support the carrying value of certain machinery and equipment used to manufacture these products. As such, the Company recorded a $2.1 million non-cash impairment charge to write down the value of these assets to fair value. Also, during fiscal 2018, the Company recorded a pre-tax impairment charge of $5.6 million ($5.1 million related to the Rest of World segment and $0.5 million related to the United Kingdom segment) related to certain trade names of the Company.

Operating (Loss) Income

Operating loss in fiscal 2019 was $14.9 million compared to operating income of $106.0 million in fiscal 2018. The decrease in operating income resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $36.1 million in fiscal 2019, an increase of $9.2 million, or 34.0%, from $26.9 million in the prior year. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates. See Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other Expense/(Income), net

Other expense/(income), net totaled $1.0 million of expense in fiscal 2019, a decrease of $3.1 million from $2.1 million of income in the prior year. Included in other expense/(income), net for the fiscal year ended June 30, 2019 were net unrealized foreign currency losses, which were higher than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

(Loss) Income from Continuing Operations Before Income Taxes and Equity in Net Loss (Income) of Equity-Method Investees

Loss before income taxes and equity in the net loss of our equity-method investees for fiscal 2019 was $52.0 million compared to income of $81.2 million in fiscal 2018. The decrease was due to the items discussed above.

Benefit for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit from continuing operations was $2.7 million and $0.9 million for fiscal 2019 and 2018, respectively.

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

Due to the complexities involved in accounting for the Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 required that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Pursuant to SAB 118, the Company was allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. During fiscal year ended June 30, 2019, the Company finalized its accounting for the income tax effects of the Tax Act and recorded an additional expense of $6.8 million related to its transition tax liability. The net increase in the transition tax was due to the finalization of the Company’s earnings and profits study for the Company’s foreign subsidiaries. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with SAB No. 118. Despite the completion of the Company’s accounting for Tax Act under SAB 118, many aspects of the law remain unclear, and the Company expects ongoing guidance to be issued at both the federal and state levels. The Company will continue to monitor and assess the impact of any new developments.

The Tax Act also includes a provision to tax GILTI of foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. The Company has computed the impact on our effective tax rate on a discrete basis.

The effective income tax benefit rate from continuing operations was 5.2% and 1.1% of pre-tax income for the twelve months ended June 30, 2019 and 2018, respectively. The effective income tax rate from continuing operations for the twelve months ended June 30, 2019 was primarily impacted by the geographical mix of earnings, state taxes, provisions in the Tax Act including global intangible low-taxed income (“GILTI”), finalization of the transition tax liability, and limitations on the deductibility of executive compensation. The effective income tax rate was also impacted by a net increase of $9.8 million in the Company’s valuation allowance primarily related to the Company’s state deferred tax assets and state net operating loss carryforwards.

The effective income tax rate from continuing operations for the twelve months ended June 30, 2018 was primarily impacted by the enactment of the Tax Act on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax regime by lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, imposing additional limitations on the deductibility of executive officers’ compensation, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.

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

See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2019 was $0.7 million compared to equity in net income of $0.3 million for fiscal 2018. See Note 15, Investments and Joint Ventures, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for fiscal  2019 was $49.9 million compared to net income of $82.4 million for fiscal 2018. Net loss per diluted share was $0.48 in fiscal 2019 compared to net income per diluted share of $0.79 in fiscal 2018. The decrease was attributable to the factors noted above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for fiscal 2019 and 2018 was $133.4 million and $72.7 million, respectively, or $1.28 and $0.70 per diluted share, respectively. The increase in net loss from discontinued operations was primarily attributable to asset impairment charges of $109.3 million and losses on sale in connection with the disposition of the Plainville Farms and HPPC businesses of $40.2 million and $0.6 million, respectively, in each case recorded in fiscal 2019 and discussed in Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net (Loss) Income

Net loss for fiscal 2019 was $183.3 million compared to net income of $9.7 million for fiscal 2018. Net loss per diluted share was $1.76 in fiscal 2019 compared to net income per diluted share of $0.09 in 2018. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $191.4 million and $255.9 million for fiscal 2019 and 2018, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the fiscal years ended June 30, 2019 and 2018:

(dollars in thousands)	United States	United Kingdom	Rest of World	Corporate and Other	Consolidated
Fiscal 2019 net sales	$1,009,406	$885,488	$407,574	$—	$2,302,468
Fiscal 2018 net sales	$1,084,871	$938,029	$434,869	$—	$2,457,769
$ change	$(75,465)	$(52,541)	$(27,295)	n/a	$(155,301)
% change	(7.0)%	(5.6)%	(6.3)%	n/a	(6.3)%

Fiscal 2019 operating income (loss)	$23,864	$52,413	$32,820	$(123,983)	$(14,886)
Fiscal 2018 operating income (loss)	$86,319	$56,046	$38,660	$(74,985)	$106,040
$ change	$(62,455)	$(3,633)	$(5,840)	$(48,998)	$(120,926)
% change	(72.4)%	(6.5)%	(15.1)%	(65.3)%	(114.0)%

Fiscal 2019 operating income (loss) margin	2.4%	5.9%	8.1%	n/a	(0.6)%
Fiscal 2018 operating income margin	8.0%	6.0%	8.9%	n/a	4.3%

United States

Our net sales in the United States in fiscal 2019 were $1.01 billion, a decrease of $75.5 million, or 7.0%, from net sales of $1.08 billion in fiscal 2018. The decrease in net sales was primarily driven by declines in our Pantry, Better-For-You-Baby, Fresh Living and Personal Care platforms. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in the United States in fiscal 2019 was $23.9 million, a decrease of $62.5 million, or 72.4%, from $86.3 million in fiscal 2018. The decrease in operating income was the result of the aforementioned decrease in net sales, higher trade investments to drive future period growth, increased freight and logistics costs, start-up costs incurred in connection with a new manufacturing facility, inventory write-downs of $8.3 million in connection with the discontinuance of slow moving SKUs as part of a product rationalization initiative and a $6.5 million non-cash impairment charge to write down the value of certain machinery and equipment no longer in use in fiscal 2019, offset in part by Project Terra cost savings.

United Kingdom

Our net sales in the United Kingdom in fiscal 2019 were $885.5 million, a decrease of $52.5 million, or 5.6%, from net sales of $938.0 million in fiscal 2018. On a constant currency basis, net sales decreased 1.8% from the prior year. The net sales decrease on a constant currency basis was primarily due to declines from the New Covent Garden Soup Co.® and Johnson's Juice Co.™ brands and private label sales, offset in part by growth in the Company’s Tilda and Ella’s Kitchen businesses and growth in our Hartley’s® brand. Operating income in the United Kingdom segment for fiscal 2019 was $52.4 million, a decrease of $3.6 million, or 6.5%, from $56.0 million in fiscal 2018. The decrease in operating income was primarily due to the aforementioned decrease in sales and a $8.7 million non-cash impairment charge associated with the consolidation of manufacturing of certain fruit-based products in fiscal 2019, partially offset by operating efficiencies achieved at Hain Daniels driven by Project Terra.

Rest of World

Our net sales in Rest of World were $407.6 million in fiscal 2019, a decrease of $27.3 million, or 6.3%, from net sales of $434.9 million in fiscal 2018. On a constant currency basis, net sales decreased 2.5% from the prior year. The decrease in net sales on a constant currency basis was primarily due to declines in Canada from the Company’s Europe’s Best® and Dream® brands and private label sales, partially offset by growth in our Yves Veggie Cuisine®, Sensible Portions® and Live Clean® brands. Hain Ventures (formerly known as Cultivate Ventures) net sales decreased from the prior year, primarily driven by declines from the Blueprint®, SunSpire® and DeBoles® brands, offset in part by growth from the GG UniqueFiber™ brand. Declines in Canada and Hain Ventures were offset by growth in Hain Europe primarily driven by increased sales from the Joya® and Natumi® brands and private label sales, partially offset by declines from the Danival®, Lima® and Dream® brands. Operating income in Rest of World for fiscal 2019 was $32.8 million, a decrease of $5.8 million, or 15.1%, from $38.7 million in fiscal 2018. The decrease in operating income was primarily due to the aforementioned decrease in sales, charges related to SKU rationalizations across all operating segments in Rest of World, start-up costs incurred in connection with a new manufacturing facility in Canada and costs associated with the planned closure of a manufacturing facility in the United States due to the Company’s decision to utilize a third-party manufacturer.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Chief Executive Officer Succession Plan expense, net, Project Terra costs and other and accounting review and remediation costs, net are included in Corporate and Other and were $30.2 million, $28.4 million and $4.3 million, respectively, for the fiscal year ended June 30, 2019. Corporate and Other for the fiscal year ended June 30, 2019 also includes trade name impairment charges of $17.9 million and a benefit of $4.5 million recorded in connection with proceeds received for an insurance claim. Corporate and Other for the fiscal year ended June 30, 2018 included Project Terra costs and other and accounting review and remediation costs of $10.1 million and $9.3 million (net of $5.7 million of insurance proceeds), respectively. Corporate and Other also included impairment charges of $13.3 million for the fiscal year ended June 30, 2018.

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

Comparison of Fiscal Year ended June 30, 2018 to Fiscal Year ended June 30, 2017

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2018 and 2017 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2018		2017		Dollars	Percentage
Net sales	$2,457,769	100.0%	$2,343,505	100.0%	$114,264	4.9%
Cost of sales	1,942,321	79.0%	1,824,109	77.8%	118,212	6.5%
Gross profit	515,448	21.0%	519,396	22.2%	(3,948)	(0.8)%
Selling, general and administrative expenses	341,634	13.9%	312,583	13.3%	29,051	9.3%
Amortization of acquired intangibles	18,202	0.7%	16,988	0.7%	1,214	7.1%
Project Terra costs and other	18,026	0.7%	10,388	0.4%	7,638	73.5%
Chief Executive Officer Succession Plan expense, net	520	—%	—	—%	520	—%
Accounting review and remediation costs, net of insurance proceeds	9,293	0.4%	29,562	1.3%	(20,269)	(68.6)%
Goodwill impairment	7,700	0.3%	—	—%	7,700	—%
Long-lived asset and intangibles impairment	14,033	0.6%	40,452	1.7%	(26,419)	(65.3)%
Operating income	106,040	4.3%	109,423	4.7%	(3,383)	(3.1)%
Interest and other financing expense, net	26,925	1.1%	21,115	0.9%	5,810	27.5%
Other (income)/expense, net	(2,087)	(0.1)%	430	—%	(2,517)	*
Income from continuing operations before income taxes and equity in net income of equity-method investees	81,202	3.3%	87,878	3.7%	(6,676)	(7.6)%
(Benefit) provision for income taxes	(887)	—%	22,466	1.0%	(23,353)	(103.9)%
Equity in net income of equity-method investees	(339)	—%	(129)	—%	(210)	162.8%
Net income from continuing operations	$82,428	3.4%	$65,541	2.8%	$16,887	25.8%
Net (loss) income from discontinued operations, net of tax	(72,734)	(3.0)%	1,889	0.1%	(74,623)	*
Net income	$9,694	0.4%	$67,430	2.9%	$(57,736)	(85.6)%

Adjusted EBITDA	$255,941	10.4%	$264,956	11.3%	$(9,015)	(3.4)%
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

Gross Profit

Gross profit in fiscal 2018 was $515.4 million, a decrease of $3.9 million, or 0.8%, from gross profit of $519.4 million in fiscal 2017. Foreign currency exchange rates positively impacted gross margin by $15.9 million as compared to the prior year. Gross profit margin was 21.0%, a decrease of 120 basis points from the prior year. Gross profit was unfavorably impacted by decreased gross profit in the United States due to increased commodity and freight and logistics costs, increased trade investment and costs associated with the aforementioned SKU rationalization and higher commodity costs in the United Kingdom. These increased costs were partially offset by Project Terra cost savings and higher profit achieved on higher net sales in the United Kingdom and the Rest of World segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $341.6 million, an increase of $29.1 million, or 9.3%, in fiscal 2018 from $312.6 million in fiscal 2017. Selling, general and administrative expenses increased principally due to higher marketing investment primarily in the United States and personnel costs. Selling, general and administrative expenses as a percentage of net sales was 13.9% in fiscal 2018 and 13.3% in the prior year, an increase of 60 basis points, primarily attributable to the aforementioned items.

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

Project Terra Costs and Other

We incurred Project Terra costs and other of $18.0 million in fiscal 2018, an increase of $7.6 million from $10.4 million in fiscal 2017. The increase was primarily due to increased severance costs in the current year period as compared to the prior year period related to the closures of two of the Company’s manufacturing facilities in the United States and one manufacturing facility in the United Kingdom and consulting fees incurred in connection with the Company’s Project Terra strategic review.

Chief Executive Officer Succession Plan Expense, net

Net costs and expenses associated with the Company’s Chief Executive Officer Succession Plan were $0.5 million in fiscal 2018. There were no such costs incurred in fiscal 2017. See Note 3, Chief Executive Officer Succession Plan, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
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

Goodwill Impairment

During the fourth quarter of fiscal 2018, we recorded a goodwill impairment charge of $7.7 million related to our Hain Ventures reporting unit within the Rest of World segment. There were no goodwill impairment charges recorded during fiscal 2017. See Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Long-lived Asset and Intangibles Impairment

During fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at three of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers for two facilities in the United States and to the closure of one facility to consolidate manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $6.3 million non-cash impairment charge primarily related to the closures of these facilities. Additionally, the Company discontinued additional slow moving SKUs in the United States as part of a product rationalization initiative. As a result, expected future cash flows are not expected to support the carrying value of certain machinery and equipment used to manufacture these products. As such, the Company recorded a $2.1 million non-cash impairment charge to write down the value of these assets to fair value. Also, during fiscal 2018, the Company recorded a pre-tax impairment charge of $5.6 million ($5.1 million related to the Rest of World segment and $0.5 million related to the United Kingdom segment) related to certain trade names of the Company.

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

Our effective income tax rate from continuing operations was (1.1)% and 25.6% of pre-tax income for the twelve months ended June 30, 2018 and 2017, respectively. The effective income tax rate from continuing operations for the twelve months ended June 30, 2018 was primarily impacted by the enactment of the Tax Act on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax regime by lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, imposing additional limitations on the deductibility of executive officers’ compensation, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory rate of approximately 28.1% for fiscal 2018 and a 21% U.S. federal statutory rate for subsequent fiscal years.

Due to the complexities involved in accounting for the Tax Act, the U.S. Securities and Exchange Commission’s SAB 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company recorded the following reasonable estimates of the tax impact in its earnings for the fiscal year ended June 30, 2018.

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

The Company has recorded the final impact on the Company from the Tax Act’s transition tax legislation in fiscal 2019. See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Pursuant to SAB 118, the Company was allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company calculated the impact of the Tax Act and recorded any resulting tax adjustments during fiscal 2019.

The Tax Act also includes a provision to tax GILTI of foreign subsidiaries. The Company will be subject to the GILTI provisions effective beginning July 1, 2018 and is in the process of analyzing its effects, including how to account for the GILTI provision from an accounting policy standpoint.

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

Rest of World

Our net sales in Rest of World were $434.9 million in fiscal 2018, an increase of $50.9 million, or 13.3%, from net sales of $383.9 million in fiscal 2017. Foreign currency exchange rates positively impacted net sales by $25.5 million as compared to the prior year. The increase in net sales on a constant currency basis was primarily due to increased sales volume in Europe related to both branded and private label non-dairy products, as well as increased sales in Canada driven by growth in our Tilda®, Yves Veggie Cuisine®,Sensible Portions® and Live Clean® brands, partially offset by Europe’s Best® lost distribution. Operating income in Rest of World for fiscal 2018 was $38.7 million, an increase of $6.7 million, or 20.8%, from $32.0 million in fiscal 2017. The increase in operating income was primarily due to the aforementioned increase in sales as well as operating efficiencies achieved at our plant-based manufacturing facilities in Europe, Project Terra cost savings and the impact of favorable foreign currency.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Project Terra costs and other included in Corporate and Other totaled $10.1 million and $10.4 million for the fiscal years ended June 30, 2018 and 2017, respectively. The Corporate and Other category also included accounting review costs of $9.3 million (net of $5.7 million of insurance proceeds) and $29.6 million for the fiscal years ended June 30, 2018 and 2017, respectively, and impairment charges of $13.3 million and $40.5 million for the fiscal years ended June 30, 2018 and 2017, respectively.
Refer to Note 19, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement and Amended Credit Agreement (defined below).

Our cash and cash equivalents balance decreased $67.0 million at June 30, 2019 to $39.5 million compared to $106.6 million at June 30, 2018. Our working capital was $318.6 million at June 30, 2019, a decrease of $310.5 million from $629.1 million at the end of fiscal 2018, which included current assets and current liabilities of discontinued operations of $191.0 million.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of June 30, 2019, approximately 77.9% ($30.8 million) of the Company’s total cash balance was held outside of the United States. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we intend to further study changes enacted by the Tax Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2019, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year Ended June 30,
(amounts in thousands)	2019	2018	2017
Cash flows provided by (used in):
Operating activities from continuing operations	$49,519	$121,308	$232,695
Investing activities from continuing operations	(69,983)	(82,521)	(60,432)
Financing activities from continuing operations	(44,465)	(69,482)	(147,089)
(Decrease) increase in cash from continuing operations	(64,929)	(30,695)	25,174
Decrease in cash from discontinued operations	(6,460)	(3,477)	(2,994)
Effect of exchange rate changes on cash	(2,102)	197	(3,114)
Net (decrease) increase in cash and cash equivalents	$(73,491)	$(33,975)	$19,066

Cash provided by operating activities from continuing operations was $49.5 million for the fiscal year ended June 30, 2019, compared to $121.3 million provided by in fiscal 2018 and $232.7 million in fiscal 2017. The decrease in cash provided by operating activities in fiscal 2019 resulted primarily from a decrease of $126.9 million in net income adjusted for non-cash charges, offset by $55.1 million of cash provided by within working capital accounts, primarily related to inventory and accounts receivable. Cash provided by operating activities from continuing operations was $121.3 million for the fiscal year ended June 30, 2018, compared to $232.7 million provided in fiscal 2017. The decrease in cash provided by operating activities in fiscal 2018 resulted primarily from an additional $97.5 million of cash used within working capital accounts, primarily related to inventory and accounts receivable and a decrease of $13.9 million in net income adjusted for non-cash charges.

Cash used in investing activities from continuing operations was $70.0 million for the fiscal year ended June 30, 2019. Capital expenditures for fiscal 2019 were $77.1 million. We used cash in investing activities of $82.5 million during fiscal year ended June 30, 2018, which was principally made up of $12.4 million, net of cash acquired, in connection with our Clarks UK Limited acquisition and $70.9 million for capital expenditures for the fiscal year ended June 30, 2018. We used cash in investing activities of $60.4 million during the fiscal year ended June 30, 2017, which was principally for the acquisitions of Better Bean and Yorkshire Provender and capital expenditures.

Cash used in financing activities from continuing operations was $44.5 million for the fiscal year ended June 30, 2019. We had net debt repayments of $77.0 million funded primarily through proceeds received from the sale of HPPC and EK Holdings, Inc. Additionally, we paid $3.5 million during fiscal 2019 for stock repurchases to satisfy employee payroll tax withholdings and $36.0 million of proceeds received from operations of discontinued operations. Net cash of $69.5 million was used in financing activities for the fiscal year ended June 30, 2018. We had net debt repayments of $40.7 million funded primarily through cash flows from operations. Additionally, we paid $7.2 million during fiscal 2018 for stock repurchases to satisfy employee payroll tax withholdings and $21.6 million to fund the operations of discontinued operations. Net cash of $147.1 million was used in financing activities for the fiscal year ended June 30, 2017. We had net repayments of $110.4 million funded primarily through cash flows from operations. Additionally, we paid $8.3 million during fiscal 2017 for stock repurchases to satisfy employee payroll tax withholdings and $25.9 million to fund the operations of discontinued operations.

Operating Free Cash Flow

Our operating free cash flow was negative $27.6 million for the fiscal year ended June 30, 2019, a decrease of $78.0 million from the fiscal year ended June 30, 2018. The decrease in operating free cash flow primarily resulted from an increase in our capital expenditures of $6.2 million and a decrease in net income adjusted for non-cash items of $126.9 million, offset in part by cash provided within working capital accounts of $55.1 million. We expect that our capital spending for fiscal 2020 will be approximately $70-$80 million, and we may incur additional costs in connection with Project Terra. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion revolving credit facility through February 6, 2023 and provides for a $300.0 million term loan. Under the Credit Agreement, the revolving credit facility may be increased by an additional uncommitted $400.0 million, provided certain conditions are met. Loans under the Credit Agreement bear interest at a Base Rate or a Eurocurrency Rate (both of which are defined in the Credit Agreement) plus an applicable margin, which is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Borrowings may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other general corporate purposes.
On May 8, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby, among other things, its allowable consolidated leverage ratio increased to no more than 5.0 to 1.0 from March 31, 2019 to December 31, 2019, no more than 4.75 to 1.0 at March 31, 2020, no more than 4.25 to 1.0 at June 30, 2020 and no more than 4.0 to 1.0 on September 30, 2020 and thereafter. The allowable consolidated leverage ratio for each period was decreased by 0.25 upon sale of the Company’s remaining Hain Pure Protein business during the fourth quarter of fiscal 2019. Additionally, the Company’s required consolidated interest coverage ratio (as defined in the Amended Credit Agreement) was reduced to no less than 3.0 to 1 through March 31, 2020, no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter. The Amended Credit Agreement also required that the Company and the subsidiary guarantors enter into a Security and Pledge Agreement pursuant to which all of the obligations under Amended Credit Agreement are secured by liens on assets of the Company and its material domestic subsidiaries, including stock of each of their direct subsidiaries and intellectual property, subject to agreed upon exceptions. Additionally, the Company is now required to maintain a consolidated interest coverage ratio (as defined in the Amended Credit Agreement) of no less than 3.0 to 1 through March 31, 2020, no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter. The allowable consolidated leverage ratio was decreased by 0.25 upon sale of the Company’s remaining Hain Pure Protein business in the fourth quarter of fiscal 2019.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Amended Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Amended Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. Dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at June 30, 2019 was 4.20%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid. As part of the Amended Credit Agreement, HPPC was released from its obligations as a borrower and a guarantor under the Credit Agreement.

On June 28, 2019, the Company completed the sale of the Company’s remaining Hain Pure Protein business and utilized proceeds from the sale, net of transaction related costs, to prepay a portion of the term loan. See Note 5, Discontinued Operations, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for information on the sale of the Hain Pure Protein business.

As of June 30, 2019 and June 30, 2018, there were $626.8 million and $698.1 million of borrowings outstanding, respectively, under the Amended Credit Agreement.

Tilda Short-Term Borrowing Arrangements

Our former Tilda business maintained short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries.  The maximum borrowings permitted under all such arrangements were £52.0 million.  Outstanding borrowings were collateralized by the current assets of Tilda, typically had six-month terms and bore interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 4.38% at June 30, 2019). As of June 30, 2019 and June 30, 2018, there were $8.7 million and $9.3 million of borrowings outstanding under these arrangements, respectively. On August 27, 2019, we sold our Tilda business as discussed in Note 21, Subsequent Event in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Share Repurchase Program

On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. The Company did not repurchase any shares under this program in fiscal 2019, 2018 or 2017, and accordingly, as of the end of fiscal 2019, we had $250 million of remaining capacity under our share repurchase program.

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

A reconciliation between reported and constant currency net sales decrease in fiscal 2019 is as follows:

(amounts in thousands)	United Kingdom	Rest of World	Hain Consolidated
Net sales - Fiscal 2019	$885,488	$407,574	$2,302,468
Impact of foreign currency exchange	$36,122	$16,500	$52,622
Net sales on a constant currency basis - Fiscal 2019	$921,610	$424,074	$2,355,090

Net sales - Fiscal 2018	$938,029	$434,869	$2,457,769
Net sales decrease on a constant currency basis	(1.8)%	(2.5)%	(4.2)%

A reconciliation between reported and constant currency net sales increase in fiscal 2018 is as follows:

(amounts in thousands)	United Kingdom	Rest of World	Hain Consolidated
Net sales - Fiscal 2018	$938,029	$434,869	$2,457,769
Impact of foreign currency exchange	$(54,419)	$(25,540)	$(79,959)
Net sales on a constant currency basis - Fiscal 2018	$883,610	$409,329	$2,377,810

Net sales - Fiscal 2017	$851,757	$383,942	$2,343,505
Net sales increase on a constant currency basis	3.7%	6.6%	1.5%

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

A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2019	2018	2017
Net (loss) income	$(183,314)	$9,694	$67,430
Net (loss) income from discontinued operations	(133,369)	(72,734)	1,889
Net (loss) income from continuing operations	$(49,945)	$82,428	$65,541

Benefit for income taxes	(2,697)	(887)	22,466
Interest expense, net	32,970	24,339	18,391
Depreciation and amortization	56,914	60,809	59,567
Equity in net loss (income) of equity-method investees	655	(339)	(129)
Stock-based compensation, net	9,503	13,380	9,658
Stock-based compensation expense in connection with Chief Officer Succession Agreement	429	(2,203)	—
Goodwill impairment	—	7,700	—
Long-lived asset and intangibles impairment	33,719	14,033	40,452
Unrealized currency (gains)/losses	(850)	(2,027)	12,570
EBITDA	80,698	197,233	228,516

Project Terra costs and other	39,958	20,749	9,694
Chief Executive Officer Succession Plan expense, net	29,727	—	—
Proceeds from insurance claims	(4,460)	—	—
Accounting review and remediation costs, net of insurance proceeds	4,334	9,293	29,562
Warehouse/manufacturing facility start-up costs	17,636	4,179	—
SKU rationalization	12,381	4,913	5,360
Plant closure related costs	7,457	5,513	1,804
Litigation and related expenses	1,517	1,015	—
Gain on sale of business	(534)	—	—
Losses on terminated chilled desserts contract	—	6,553	2,583
Co-packer disruption	—	3,692	—
Regulated packaging change	—	1,007	—
Toys “R” Us bad debt	—	897	—
Recall and other related costs	—	580	809
Machine break-down costs	—	317	—
UK deferred synergies due to CMA Board decision	—	—	918
Realized currency loss (gain) on repayment of international loans	2,706	—	(14,290)
Adjusted EBITDA	$191,420	$255,941	$264,956

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

A reconciliation from cash flow provided by operating activities to Operating free cash flow is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2019	2018	2017
Cash flow provided by operating activities from continuing operations	$49,519	$121,308	$232,695
Purchase of property, plant and equipment	(77,128)	(70,891)	(47,307)
Operating free cash flow continuing operations	$(27,609)	$50,417	$185,388
Contractual Obligations
Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2019 are as follows:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations (1)	$742,129	$54,534	$88,282	$599,202	$111
Operating lease obligations	118,942	19,426	30,802	24,262	44,452
Purchase obligations (2)	275,571	259,058	16,513	—	—
Total contractual obligations	$1,136,642	$333,018	$135,597	$623,464	$44,563

(1)	Including principal and interest.

(2)	Excludes amounts that may be payable upon termination to co-packers as we are not able to reasonably estimate such amounts.
As of June 30, 2019, we had non-current unrecognized tax benefits of $11.9 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.
We believe that our cash on hand of $39.5 million at June 30, 2019 as well as projected cash flows from operations and availability under our Amended Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2020 capital expenditures and other expected cash requirements for at least the next 12 months.

Off Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

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

Revenue Recognition

The Company sells its products through specialty and natural food distributors, supermarkets, natural foods stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide. The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products. We recognize revenue as performance obligations are fulfilled when control passes to our customers. Our customer contracts typically contain standard terms and conditions. In instances where formal written contracts are not in place we consider the customer purchase orders to be contracts based on the criteria outlined in ASC 606, Revenue from Contracts with Customers. Payment terms and conditions vary by customer and are based on the billing schedule established in our contracts or purchase orders with customers, but we generally provide credit terms to customers ranging from 15-60 days; therefore, we have determined that our contracts do not include a significant financing component.

Sales to customers generally do not include more than one performance obligation. When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price. The standalone selling price for each distinct good is generally determined by directly observable data.
We have determined that we satisfy our performance obligations related to our customer contracts at a point in time, as opposed to over time, and, accordingly, revenue is recognized at a point in time. Therefore, we do not have any contract balances with our customers recorded on our Consolidated Balance Sheets.

Sales includes shipping and handling charges billed to the customer and are reported net of discounts, trade promotions and sales incentives, consumer coupon programs and other costs, including estimated allowances for returns, allowances and discounts associated with aged or potentially unsalable product, and prompt pay discounts. Shipping and handling costs are accounted for as a fulfillment activity of our promise to transfer products to our customers and are included in cost of sales line item on the Consolidated Statements of Operations.

Variable Consideration

In addition to fixed contract consideration, many of our contracts include some form of variable consideration. We offer various trade promotions and sales incentive programs to customers and consumers, such as price discounts, slotting fees, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The expenses associated with these programs are accounted for as reductions to the transaction price of our products and are therefore deducted from our net sales to determine reported net sales. Trade promotions and sales incentive accruals are subject to significant management estimates and assumptions. The critical assumptions used in estimating the accruals for trade promotions and sales incentives include management’s estimate of expected levels of performance and redemption rates. Management exercises judgment in developing these assumptions. These assumptions are based upon historical performance of the retailer or distributor customers with similar types of promotions adjusted for current trends. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions and incentives based on what has been incurred by the customers. The terms of most of our promotion and incentive arrangements do not exceed a year and therefore do not require highly uncertain long-term estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Differences between estimated expense and actual promotion and incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. Actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

Costs to Obtain or Fulfill a Contract

As our contracts are generally shorter than one year, the Company has elected a practical expedient under ASU 2014-09 that allows the Company to expense as incurred the incremental costs of obtaining a contract if the contract period is for one year or less. These costs are included in the selling, general and administrative expense line item on the Consolidated Statements of Operations.
Disaggregation of Net Sales
The Company does not disaggregate revenue below the segment revenues level disclosed in Note 17, Segment Information, as all revenues are recognized at a point in time and the Company’s segment revenues depict how the economic factors affect the nature, amount, and timing and uncertainty of cash flows.

Valuation of Accounts and Chargeback Receivable

We perform routine credit evaluations on existing and new customers. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While Walmart Inc. and its affiliates, Sam’s Club and ASDA, together represented approximately 12% of accounts receivable, net at June 30, 2019, we believe there is no significant or unusual credit exposure at this time.

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

Accounting for Acquisitions

Our growth strategy has historically included the acquisition of numerous brands and businesses. The purchase price of these acquisitions has been determined after due diligence of the acquired business, market research, strategic planning and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to judgment as we integrate each acquisition and attempt to leverage resources.

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

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2019, in conjunction with its budgeting and forecasting process for fiscal year 2020, and concluded that no indicators of impairment existed at any of its reporting units.

As of June 30, 2019, the carrying value of goodwill was $1.01 billion. As of the 2019 measurement, the estimated fair value of each reporting unit exceeded its carrying value by at least 20%, with the exception of the Tilda and Grocery and Snacks reporting units, whose fair values exceeded their carrying values by 13% and 8%, respectively. Holding all other assumptions used in the 2019 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of any reporting unit, other than the Tilda reporting unit, to be in excess of the fair value. However, the fair values of the Hain Daniels, Grocery and Snacks and Hain Ventures reporting units would exceed their respective carrying values by less than 10%. The fair values were based on significant management assumptions including an estimate of future cash flow. If assumptions are not achieved or market conditions decline, potential impairment charges could result. The Company will continue to monitor impairment indicators and financial results in future periods.

For the fiscal year ended June 30, 2018, the Company recognized a goodwill impairment charge of $7.7 million in its Hain Ventures reporting unit primarily as a result of lowered projected long-term revenue growth rates and profitability levels.

Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. In the second quarter of fiscal 2019, the Company determined that an indicator of impairment existed in certain of the Company’s indefinite-lived tradenames. The result of this interim assessment indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $17.9 million was recognized ($11.3 million in the United States segment, $3.8 million in the Rest of World segment and $2.8 million in the United Kingdom segment) during the fiscal year ended June 30, 2019. The result of the annual assessment for the year ended June 30, 2019 indicated that the fair value of the Company’s trade names exceeded their carrying values and no indicators of impairment were present. For the fiscal year ended June 30, 2018, a trade name impairment charge of $5.6 million ($5.1 million in the Rest of World segment and $0.5 million in the United Kingdom segment) was recorded. For the fiscal year ended June 30, 2017, a trade name impairment charge of $14.1 million ($7.6 million in the United Kingdom segment and $6.5 million in the United States segment) was recorded.

See also Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, for additional information.

Stock-based Compensation

The Company records share-based payment awards exchanged for employee and non-employee directors services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense related to awards with a market or performance condition, which cliff vest, are recognized over the vesting period on a straight line basis. Stock-based compensation awards with service conditions only are also recognized on a straight-line basis. The fair value of restricted stock awards is equal to the market value of the Company’s common stock on the date of grant and is recognized in expense over the vesting period using the straight-line method.

For awards that contain a market condition, expense is recognized over the defined or derived service period using a Monte Carlo simulation model. Compensation expense is recognized for these awards on a straight-line basis over the service period, regardless of the eventual number of shares that are earned based upon the market condition, provided that each grantee remains an employee at the end of the performance period. Compensation expense is reversed if at any time during the service period a grantee is no longer an employee.

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

We have deferred tax assets related to foreign net operating losses, primarily in the United Kingdom and to a lesser extent in Belgium, against which we have recorded valuation allowances. The losses in the United Kingdom were recorded prior to the acquisition of Daniels. Under current tax law in these jurisdictions, our carryforward losses have no expiration. During fiscal 2019, the Company released the valuation allowance on a majority of its U.K. net operating loss carryforwards as it is more likely than not that the losses are realizable.
During fiscal 2019, we recorded a partial valuation allowance against our state deferred tax assets and state net operating loss carryforwards as it is not more likely than not that the state tax attributes will be realized.

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

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market funds or their equivalent. As of June 30, 2019, we had $626.8 million of variable rate debt outstanding under our Amended Credit Agreement. Assuming current cash equivalents and variable rate borrowings, a hypothetical change in average interest rates of one percentage point would impact net interest expense by approximately $5.9 million over the next fiscal year.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2019, approximately 54% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 53% of net sales in fiscal 2018 and 50% of net sales in fiscal 2017. These revenues, along with related expenses and capital purchases, were conducted in British Pounds Sterling, Euros, Indian Rupees and Canadian Dollars. Sales and operating income would have decreased by approximately $61.3 million and $4.5 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. Dollar in fiscal 2019. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations. To reduce that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. We had approximately $44.1 million in notional amounts of forward contracts at June 30, 2019. See Note 16, Financial Instruments Measured at Fair Value, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-United States subsidiaries are translated into United States Dollars at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Loss decreased by $41.2 million during the fiscal year ended June 30, 2019.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as almonds, coconut oil, corn, dairy, fruit and vegetables, oils, rice, soybeans, oats and wheat, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2019. Based on our cost of goods sold during the fiscal year ended June 30, 2019, such a change would have resulted in an increase or decrease to cost of sales of approximately $136 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2019 and June 30, 2018
Consolidated Statements of Operations - Fiscal Years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) - Fiscal Years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of The Hain Celestial Group, Inc. and subsidiaries is included in Item 15(a):

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Trademarks and Trade names

Description of the Matter
At June 30, 2019, the Company’s goodwill and trademarks and trade names were $1.0 billion and $0.4 billion, respectively. As discussed in Note 9 of the 2019 audited financial statements, goodwill and trademarks and trade names are qualitatively or quantitatively tested for impairment at least annually, or more frequently when necessary. If the fair value of the intangible asset is less than its carrying amount, an impairment loss is recognized.
Auditing management’s annual goodwill and trademarks and trade names impairment tests was complex as considerable management judgment was necessary to estimate fair values of the reporting units and trademarks and trade names. For goodwill, significant assumptions used in management’s evaluations included projections of revenue growth rates and profitability, estimated working capital needs and the weighted average cost of capital. For trademarks and trade names, significant assumptions used in management’s evaluations included projections of future revenues for the associated brands, royalty rates, and the weighted average cost of capital. The aforementioned assumptions are affected by expectations about future market or economic conditions that materially impact the fair value of the reporting units as well as the trademark and trade names.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill and trademark and trade name impairment evaluation process. For example, we tested controls over management’s review of the significant assumptions used in the reporting unit and trademark and trade name valuations as well as management’s review around the reasonableness of the data used in these valuations.

To test the estimated fair value of the Company’s reporting units and trademarks and trade names, we performed audit procedures that included, among others, testing the significant assumptions discussed above, testing the underlying data used by the Company in its analyses by comparing to historical and other industry data, as well as validating certain assertions with data internal to the Company and from other sources. We compared the significant assumptions used by management to current industry and economic trends while also considering changes to the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates and significant assumptions, such as projections of revenue growth rates and profitability, and estimated working capital needs, by comparing management’s past projections to actual performance. We used our valuation specialists to independently compute a range of reasonableness for the weighted average cost of capital. We also performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of the reporting units and trademarks and trade names. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also involved a valuation specialist to assist in our evaluation of the Company's model, valuation methodology and significant assumptions.

Revenue Recognition

Description of the Matter
For the year ended June 30, 2019, the Company’s reported net sales from continuing operations was $2.3 billion. As described in Note 2 of the 2019 audited financial statements, the Company provides certain retailers and distributors with trade and promotional incentive programs, which results in variable consideration and the Company having to estimate expected levels of promotions that are typically settled in a period after the sale taking place. The estimated costs of these trade promotions and sales incentives are recorded as a reduction to revenue at the time a product is sold to the customer. The measurement of trade promotions and sales incentive programs involves the use of judgment related to estimates of expected levels of performance and redemption rates.

Auditing the estimate of trade promotions and sales incentives is complex because the revenue recognized is determined based on significant management estimates. In particular, estimates are made for price discounts, slotting fees, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. These estimates are based on historical performance of the retailer or distributor, types of promotions, and adjustments for current trends, among other inputs. Changes in these estimates can have a significant impact on the amount of the revenue recognized. The completeness of the trade promotions and sales incentives estimate could also be impacted by any undisclosed side arrangements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s trade promotions and sales incentives estimation process. For example, we tested controls over management’s review of the significant assumptions, such as the historical rate and timing of deductions, management’s review of the completeness and accuracy of the data used and other controls such as their retrospective review analysis.

Among other tests, we tested the results of the Company's retrospective review analysis of price concessions claimed by distributors and retailers as compared to levels of performance and redemption rates used in the estimate, evaluated the estimates used by comparing them to historical trends, and performed sensitivity analyses over the Company's significant assumptions. We also performed detailed transactional testing of customer deduction data underlying the estimate to validate the nature, timing and amount of deductions taken. Additionally, we obtained confirmations from sales representatives and distributor customers in order to assess the completeness of incentive programs.

Measurement of SKU Rationalization Reserve

Description of the Matter
At June 30, 2019, the Company’s Stock Keeping Unit (“SKU”) rationalization inventory reserve was $12.4 million. As discussed in Note 7 of the 2019 audited financial statements, the Company recorded inventory write-downs in connection with the discontinuance of slow-moving SKUs as part of a product rationalization initiative. Inputs to the calculation of the reserve at year end related to those items in the SKU rationalization program that are subjective and judgmental, specifically the estimated selling price and the quantities to be sold.

Auditing management’s SKU rationalization reserves was complex as considerable management judgment was necessary in determining the amounts that would be reserved. The significant estimates used in the calculation of the reserve include the estimated selling price and the quantities to be sold.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the SKU rationalization process. For example, we tested controls over management’s review of the estimated selling prices and sales quantity data used in the inventory reserve calculation.

Our audit procedures to test the adequacy of the Company's SKU rationalization reserve included, among others, testing the accuracy and completeness of the underlying data, including the estimated selling price and quantities. This testing included a retrospective review analysis of sales subsequent to the implementation of the SKU rationalization. We also assessed the historical accuracy of management’s estimates related to previous SKU rationalization reserves and performed sensitivity analyses of significant assumptions (such as selling prices and sales quantity) to evaluate the impact that changes in these assumptions would have on the SKU rationalization inventory reserve.

Assessment of Realizability of Deferred Tax Assets

Description of the Matter
As more fully described in Note 12 to the consolidated financial statements, at June 30, 2019, the Company had deferred tax assets related to deductible temporary differences and carryforwards of $77.0 million, net of a $34.9 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the federal, state and foreign deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of its deferred tax assets involved complex auditor judgment because management’s estimate of future taxable income is highly judgmental and based on significant assumptions that may be affected by future market conditions and the Company’s performance.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s scheduling of the future reversal of existing taxable temporary differences and estimate of future taxable income.

Among other audit procedures performed, we tested the Company’s scheduling of the reversal of existing temporary taxable differences. We also evaluated the assumptions used by the Company to develop estimates of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the estimates of future taxable income with the actual results of prior periods, as well as management’s consideration of other future market conditions. We also assessed the accuracy of management’s historical projections and compared the estimate of future taxable income with other forecasted financial information prepared by the Company.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1994.
Jericho, New York
August 29, 2019

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 AND JUNE 30, 2018
(In thousands, except par values)

	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$39,526	$106,557
Accounts receivable, less allowance for doubtful accounts of $588 and $1,828, respectively	236,945	252,708
Inventories	364,887	391,525
Prepaid expenses and other current assets	60,429	59,946
Current assets of discontinued operations	—	240,851
Total current assets	701,787	1,051,587
Property, plant and equipment, net	328,362	310,172
Goodwill	1,008,979	1,024,136
Trademarks and other intangible assets, net	465,211	510,387
Investments and joint ventures	18,890	20,725
Other assets	59,391	29,667
Total assets	$2,582,620	$2,946,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238,298	$229,993
Accrued expenses and other current liabilities	118,940	116,001
Current portion of long-term debt	25,919	26,605
Current liabilities of discontinued operations	—	49,846
Total current liabilities	383,157	422,445
Long-term debt, less current portion	613,537	687,501
Deferred income taxes	51,910	86,909
Other noncurrent liabilities	14,697	12,770
Total liabilities	1,063,301	1,209,625
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 108,833 and 108,422 shares, respectively; outstanding: 104,219 and 103,952 shares, respectively	1,088	1,084
Additional paid-in capital	1,158,257	1,148,196
Retained earnings	695,017	878,516
Accumulated other comprehensive loss	(225,004)	(184,240)
	1,629,358	1,843,556
Less: Treasury stock, at cost, 4,614 and 4,470 shares, respectively	(110,039)	(106,507)
Total stockholders’ equity	1,519,319	1,737,049
Total liabilities and stockholders’ equity	$2,582,620	$2,946,674
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JUNE 30, 2019, 2018 AND 2017
(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2019	2018	2017
Net sales	$2,302,468	$2,457,769	$2,343,505
Cost of sales	1,857,255	1,942,321	1,824,109
Gross profit	445,213	515,448	519,396
Selling, general and administrative expenses	340,949	341,634	312,583
Amortization of acquired intangibles	15,294	18,202	16,988
Project Terra costs and other	40,107	18,026	10,388
Chief Executive Officer Succession Plan expense, net	30,156	520	—
Proceeds from insurance claim	(4,460)	—	—
Accounting review and remediation costs, net of insurance proceeds	4,334	9,293	29,562
Goodwill impairment	—	7,700	—
Long-lived asset and intangibles impairment	33,719	14,033	40,452
Operating (loss) income	(14,886)	106,040	109,423
Interest and other financing expense, net	36,078	26,925	21,115
Other expense/(income), net	1,023	(2,087)	430
(Loss) income from continuing operations before income taxes and equity in net loss (income) of equity-method investees	(51,987)	81,202	87,878
(Benefit) provision for income taxes	(2,697)	(887)	22,466
Equity in net loss (income) of equity-method investees	655	(339)	(129)
Net (loss) income from continuing operations	$(49,945)	$82,428	$65,541
Net (loss) income from discontinued operations, net of tax	(133,369)	(72,734)	1,889
Net (loss) income	$(183,314)	$9,694	$67,430

Net (loss) income per common share:
Basic net (loss) income per common share from continuing operations	$(0.48)	$0.79	$0.63
Basic net (loss) income per common share from discontinued operations	(1.28)	(0.70)	0.02
Basic net (loss) income per common share	$(1.76)	$0.09	$0.65

Diluted net (loss) income per common share from continuing operations	$(0.48)	$0.79	$0.63
Diluted net (loss) income per common share from discontinued operations	(1.28)	(0.70)	0.02
Diluted net (loss) income per common share	$(1.76)	$0.09	$0.65

Shares used in the calculation of net (loss) income per common share:
Basic	104,076	103,848	103,611
Diluted	104,076	104,477	104,248
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FISCAL YEARS ENDED JUNE 30, 2019, 2018 AND 2017
(In thousands)

	Fiscal Year Ended June 30, 2019			Fiscal Year Ended June 30, 2018			Fiscal Year Ended June 30, 2017
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(183,314)			$9,694			$67,430

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(41,180)	$—	(41,180)	$11,497	$—	11,497	$(22,951)	$—	(22,951)
Change in deferred gains (losses) on cash flow hedging instruments	83	(15)	68	(82)	15	(67)	(411)	32	(379)
Change in unrealized (losses) gains on equity investment	—	—	—	(190)	(1)	(191)	(53)	15	(38)
Total other comprehensive (loss) income	$(41,097)	$(15)	$(41,112)	$11,225	$14	$11,239	$(23,415)	$47	$(23,368)

Total comprehensive (loss) income			$(224,426)			$20,933			$44,062
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2019, 2018 AND 2017
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2016	107,479	$1,075	$1,123,206	$801,392	4,018	$(89,048)	$(172,111)	$1,664,514
Net income				67,430				67,430
Other comprehensive loss							(23,368)	(23,368)
Issuance of common stock pursuant to stock-based compensation plans	510	5	1,995		52	(1,999)		1
Stock-based compensation income tax effects			2,865					2,865
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					217	(8,268)		(8,268)
Stock-based compensation expense			9,658					9,658
Balance at June 30, 2017	107,989	$1,080	$1,137,724	$868,822	4,287	$(99,315)	$(195,479)	$1,712,832
Net income				9,694				9,694
Other comprehensive income							11,239	11,239
Issuance of common stock pursuant to stock-based compensation plans	433	4	(4)		—	—		—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					183	(7,192)		(7,192)
Stock-based compensation expense			10,476					10,476
Balance at June 30, 2018	108,422	$1,084	$1,148,196	$878,516	4,470	$(106,507)	$(184,240)	$1,737,049

Continued on next page

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2019, 2018 AND 2017
(In thousands, except par values)

Continued from previous page

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2018	108,422	$1,084	$1,148,196	$878,516	4,470	$(106,507)	$(184,240)	$1,737,049
Net loss				(183,314)				(183,314)
Cumulative effect of adoption of ASU 2016-01				(348)			348	—
Cumulative effect of adoption of ASU 2014-09				163				163
Other comprehensive loss							(41,112)	(41,112)
Issuance of common stock pursuant to stock-based compensation plans	411	4	(4)		—	—		—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					144	(3,532)		(3,532)
Stock-based compensation expense			10,065					10,065
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2019, 2018 AND 2017
(In thousands)

	Fiscal Year Ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(183,314)	$9,694	$67,430
Net (loss) income from discontinued operations	(133,369)	(72,734)	1,889
Net (loss) income from continuing operations	$(49,945)	$82,428	$65,541
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	56,914	60,809	59,568
Deferred income taxes	(25,790)	(21,503)	(10,456)
Equity in net loss (income) of equity-method investees	655	(339)	(129)
Stock-based compensation, net	9,932	11,177	9,658
Impairment charges	33,719	21,733	40,452
Other non-cash items, net	1,225	(741)	2,813
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	21,194	(24,841)	33,494
Inventories	20,648	(45,036)	209
Other current assets	(5,758)	(9,269)	33,109
Other assets and liabilities	3,697	(2,396)	(4,521)
Accounts payable and accrued expenses	(16,972)	49,286	2,957
Net cash provided by operating activities from continuing operations	49,519	121,308	232,695
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(77,128)	(70,891)	(47,307)
Proceeds from sale of assets and other	7,145	738	6,419
Acquisitions of businesses, net of cash acquired	—	(12,368)	(19,544)
Net cash used in investing activities from continuing operations	(69,983)	(82,521)	(60,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	285,000	65,000	90,000
Repayments under bank revolving credit facility	(268,791)	(400,220)	(181,203)
Borrowings under term loan	—	299,245	—
Repayments under term loan	(90,000)	(3,750)	—
Repayments of other debt, net	(3,171)	(996)	(19,199)
Proceeds from (funding of) discontinued operations entities	36,029	(21,568)	(25,921)
Acquisition related contingent consideration	—	—	(2,498)
Shares withheld for payment of employee payroll taxes	(3,532)	(7,193)	(8,268)
Net cash used in financing activities from continuing operations	(44,465)	(69,482)	(147,089)
Effect of exchange rate changes on cash	(2,102)	197	(3,114)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(8,250)	(14,086)	(12,772)
Cash provided by (used in) investing activities	37,941	(10,752)	(15,813)
Cash (used in) provided by financing activities	(36,151)	21,361	25,591
Net cash used in discontinued operations	(6,460)	(3,477)	(2,994)
Net (decrease)/increase in cash and cash equivalents	(73,491)	(33,975)	19,066
Cash and cash equivalents at beginning of year	113,017	146,992	127,926
Cash and cash equivalents at end of year	$39,526	$113,017	$146,992
Less: cash and cash equivalents of discontinued operations	$—	$(6,460)	$(9,937)
Cash and cash equivalents of continuing operations at end of year	$39,526	$106,557	$137,055
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except par values and per share data)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

The Hain Celestial Group, Inc., a Delaware corporation, was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, with many recognized brands in the various market categories it serves, including Almond Dream®, Arrowhead Mills®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, SunSpire®, Terra®, The Greek Gods®, Walnut Acres®, Yorkshire Provender®, Yves Veggie Cuisine® and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Historically, the Company divided its business into core platforms, which are defined by common consumer need, route-to-market or internal advantage and are aligned with the Company’s strategic roadmap to continue its leadership position in the organic and natural, “better-for-you” products industry. Those core platforms within our United States segment are:

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

Additionally, beginning in fiscal 2017, the Company launched Hain Ventures (formerly known as “Cultivate Ventures”), a venture unit with a twofold purpose: (i) to strategically invest in the Company’s smaller brands in high potential categories, by giving these brands a dedicated, creative focus for refresh and relaunch and; (ii) to incubate and grow small acquisitions until they reach the scale required to migrate to the Company’s core platforms.

During fiscal 2019, the Company refined its strategy within the United States segment, focusing on simplifying the Company’s portfolio and reinvigorating profitable sales growth through removing uneconomic investment, realigning resources to coincide with individual brand role, reducing unproductive stock-keeping units (“SKUs”) and brands, and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio and divided it into “Get Bigger” and “Get Better” brand categories.

The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth. In order to capitalize on the potential of these brands, the Company began reallocating resources to optimize assortment and increase share of distribution. In addition, the Company will increase its marketing and innovation investments.

The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit. Some of these are low margin, non-strategic brands that add complexity with minimal benefit to the Company’s operations. Accordingly, in fiscal 2019, the Company initiated a SKU rationalization, which included the elimination of approximately 350 low velocity SKUs. The elimination of these SKUs is expected to impact sales growth in the next fiscal year, but is expected to result in expanded profits and a remaining set of core SKUs that will maintain their shelf space in the store.

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. Accordingly, the Company divested of all of its operations of the Hain Pure Protein reportable segment (discussed further below) and WestSoy® tofu, seitan and tempeh businesses in the United States. Additionally, on August 27, 2019, the Company sold the entities comprising its Tilda operating segment and certain other assets of the Tilda business. See Note 21, Subsequent Event, for additional information.

Productivity and Transformation

As part of the Company’s historical strategic review, it focused on a productivity initiative, which it called “Project Terra.” A key component of this project was the identification of global cost savings, and the removal of complexity from the business. This review has included and continues to include streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.

In fiscal 2019, the Company announced a new transformation initiative, of which one aspect is to identify additional areas of productivity savings to support sustainable profitable performance.

Discontinued Operations
In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) operating segment, which includes the Plainville Farms and FreeBird businesses, and the EK Holdings, Inc. (“Empire Kosher” or “Empire”) operating segment, which were reported in the aggregate as the Hain Pure Protein reportable segment. These dispositions were being undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable and faster growing core businesses.
Collectively, these dispositions represent a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business (a component of HPPC).

On June 28, 2019, the Company completed the sale of the remainder of HPPC and Empire Kosher which includes the FreeBird and Empire Kosher businesses. See Note 5, Discontinued Operations, for additional information.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for under the equity method of accounting. As such, consolidated net (loss) income includes the Company’s equity in the current earnings or losses of such companies.

Unless otherwise indicated, references in these consolidated financial statements to 2019, 2018 and 2017 or “fiscal” 2019, 2018 and 2017 or other years refer to our fiscal year ended June 30 of that respective year and references to 2020 or “fiscal” 2020 refer to our fiscal year ending June 30, 2020.

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

Revenue Recognition

The Company sells its products through specialty and natural food distributors, supermarkets, natural foods stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide. The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products. We recognize revenue as performance obligations are fulfilled when control passes to our customers. Our customer contracts typically contain standard terms and conditions. In instances where formal written contracts are not in place we consider the customer purchase orders to be contracts based on the criteria outlined in ASC 606, Revenue from Contracts with Customers. Payment terms and conditions vary by customer and are based on the billing schedule established in our contracts or purchase orders with customers, but we generally provide credit terms to customers ranging from 15-60 days; therefore, we have determined that our contracts do not include a significant financing component.

Sales includes shipping and handling charges billed to the customer and are reported net of discounts, trade promotions and sales incentives, consumer coupon programs and other costs, including estimated allowances for returns, allowances and discounts associated with aged or potentially unsalable product, and prompt pay discounts. Shipping and handling costs are accounted for as a fulfillment activity of our promise to transfer products to our customers and are included in cost of sales line item on the Consolidated Statements of Operations.

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

Variable Consideration

In addition to fixed contract consideration, many of our contracts include some form of variable consideration. We offer various trade promotions and sales incentive programs to customers and consumers, such as price discounts, slotting fees, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The expenses associated with these programs are accounted for as reductions to the transaction price of our products and are therefore deducted from our net sales to determine reported net sales. Trade promotions and sales incentive accruals are subject to significant management estimates and assumptions. The critical assumptions used in estimating the accruals for trade promotions and sales incentives include management’s estimate of expected levels of performance and redemption rates. Management exercises judgment in developing these assumptions. These assumptions are based upon historical performance of the retailer or distributor customers with similar types of promotions adjusted for current trends. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions and incentives based on what has been incurred by the customers. The terms of most of our promotion and incentive arrangements do not exceed a year and therefore do not require highly uncertain long-term estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Differences between estimated expense and actual promotion and incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. Actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

Costs to Obtain or Fulfill a Contract

As our contracts are generally shorter than one year, the Company has elected a practical expedient under ASC 606 that allows the Company to expense as incurred the incremental costs of obtaining a contract if the contract period is for one year or less. These costs are included in the selling, general and administrative expense line item on the Consolidated Statements of Operations.
Disaggregation of Net Sales
The Company does not disaggregate revenue below the segment revenues level disclosed in Note 19, Segment Information, as all revenues are recognized at a point in time and the Company’s segment revenues depict how the economic factors affect the nature, amount, and timing and uncertainty of cash flows.
Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

The Company routinely performs credit evaluations on existing and new customers. The Company applies reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also applies an additional reserve based on the experience the Company has with its trade receivables aging categories. Credit losses have been within the Company’s expectations in recent years. While one of the Company’s customers represented approximately 12% and 11% of trade receivables balances as of June 30, 2019 and 2018, respectively, the Company believes that there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, the Company estimates the amount of unauthorized deductions customers have taken that we expect will be collected and repaid in the near future and records a chargeback receivable. Differences between estimated collectible receivables and actual collections are recognized in earnings in the period such differences are determined.

Sales to one customer and its affiliates approximated 11%, 11% and 12% of net sales during the fiscal years ended June 30, 2019, 2018 and 2017, respectively. Sales to a second customer and its affiliates approximated 10%, 11% and 11% of net sales during the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

In addition, cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

Inventory

Inventory is valued at the lower of cost or net realizable value, utilizing the first-in, first-out method. The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving or obsolete raw ingredients and packaging.

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

See Note 9, Goodwill and Other Intangible Assets, for information on goodwill and intangibles impairment charges.

Cost of Sales

Included in cost of sales are the cost of products sold, including the costs of raw materials and labor and overhead required to produce the products, warehousing, distribution, supply chain costs, as well as costs associated with shipping and handling of our inventory.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s international operations are reported as a component of accumulated other comprehensive (loss)/income in the Company’s Consolidated Balance Sheets. Gains and losses arising from intercompany foreign currency transactions that are of a long-term nature are reported in the same manner as translation adjustments.

Gains and losses arising from intercompany foreign currency transactions that are not of a long-term nature and certain transactions of the Company’s subsidiaries which are denominated in currencies other than the subsidiaries’ functional currency are recognized as incurred in other (income)/expense, net in the Consolidated Statements of Operations.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $11,120 in fiscal 2019, $9,696 in fiscal 2018 and $10,130 in fiscal 2017, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $28,164 in fiscal 2019, $35,138 in fiscal 2018 and $30,333 in fiscal 2017. Such costs are expensed as incurred.

Proceeds from Insurance Claims

In July of 2019, the Company received $7,027 as partial payment from an insurance claim relating to business disruption costs associated with a co-packer, $4,460 of which was recognized in fiscal 2019 as it relates to reimbursement of costs already incurred. The Company will record an additional $2,567 in the first quarter of fiscal 2020.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2019 and 2018, the Company had $44 and $99, respectively, invested in money market funds, which are classified as cash equivalents. At June 30, 2019 and 2018, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under our credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

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

All derivative instruments are recognized on the Consolidated Balance Sheets at fair value. The effective portion of changes in the fair value of derivative instruments that qualify for cash flow hedge accounting treatment are recognized in stockholders’ equity as a component of accumulated other comprehensive (loss)/income until the hedged item is recognized in earnings. Changes in the fair value of fair value hedges, derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any cash flow hedges, are recognized currently in earnings as a component of other (income)/expense, net in the accompanying financial statements.

Stock-Based Compensation

The Company has employee and director stock-based compensation plans.

The fair value of stock-based compensation awards is recognized as an expense over the vesting period using the straight-line method. For awards that contain a market condition, expense is recognized over the defined or derived service period using a Monte Carlo simulation model. Compensation expense is recognized for these awards on a straight-line basis over the service period, regardless of the eventual number of shares that are earned based upon the market condition, provided that each grantee remains an employee at the end of the performance period. Compensation expense on awards that contain a market condition is reversed if at any time during the service period a grantee is no longer an employee.

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

See Note 8, Property, Plant and Equipment, Net, and Note 5, Discontinued Operations, for information on long-lived asset impairment charges.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The Company adopted ASU 2016-01 in the three months ended September 30, 2018, which resulted in a net decrease to beginning retained earnings of $348 on July 1, 2018, representing the accumulated unrealized losses (net of tax) reported in accumulated other comprehensive income (loss) for available-for-sale equity securities on June 30, 2018. We no longer classify equity investments as trading or available-for-sale and no longer recognize unrealized holding gains and losses on equity securities previously classified as available-for-sale in other comprehensive income (loss) as a result of adoption of ASU 2016-01.
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
As part of the Company’s assessment work to-date, the Company has formed an implementation work team to perform a comprehensive evaluation of the impact of the adoption of this guidance, which includes assessing the Company’s lease portfolio, the impact to business processes and internal controls over financial reporting and the related disclosure requirements. Additionally, the Company has implemented lease accounting software to assist in the quantification of the expected impact on the Company’s Consolidated Balance Sheet and to facilitate the calculations of the related accounting entries and disclosures, as well as to facilitate accounting, presentation and disclosure for all leases after the initial date of application under the new standard.
The Company will adopt ASC 842 during the first quarter of fiscal 2020 using the modified retrospective method. The new guidance will be applied to leases that exist or are entered into on or after July 1, 2019 without adjusting comparative periods in the financial statements. The Company will utilize the package of practical expedients under ASC 842, which allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. Based on the most recent assessment of existing leases, the Company expects to record lease liabilities in the range of $85,000 to $95,000, with a corresponding amount for the right-of-use assets, which will also be adjusted by reclassifications of existing assets and liabilities primarily related to deferred rent. The Company does not expect the adoption of ASC 842 to have a material impact on the Company’s results of operations or cash flows.
In January 2017, the FASB, issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual or any interim impairment tests with a measurement date on or after January 1, 2017. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

3.    CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 24, 2018, the Company entered into a CEO succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO (the “Succession Agreement”).
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
Cash Separation Payments
The Succession Agreement provided Mr. Simon with a cash separation payment of $34,295 payable in a single lump sum and cash benefits continuation costs of $208. These costs were recognized from June 24, 2018 through November 4, 2018. Expense recognized in connection with these payments was $33,051 and $1,452 in the twelve months ended June 30, 2019 and 2018. The cash separation payment was paid on May 6, 2019.
Consulting Agreement
On October 26, 2018, the Company and Mr. Simon entered into a Consulting Agreement (the “Consulting Agreement”) in order to, among other things, assist Mr. Schiller with his transition as the Company’s incoming CEO. The term of the Consulting Agreement commenced on November 5, 2018 and continued until February 5, 2019. Mr. Simon was entitled to receive an aggregate consulting fee of $975 as compensation for his services during the consulting term, which was fully recognized in the Consolidated Statement of Operations as a component of “Chief Executive Officer Succession Plan expense, net” in the twelve months ended June 30, 2019.

Long Term Incentive Award
Mr. Simon was granted 164 total shareholder return (“TSR”) performance based awards on September 26, 2017. The performance period was set to end on June 30, 2019. Under the Succession Agreement, he was entitled to compensation if the TSR components were met. The Succession Agreement modified Mr. Simon’s award such that his award went from improbable of being earned to probable since the Succession Agreement allowed him to be eligible for the award while he is no longer an employee. Accordingly, the Company determined that a Type III modification pursuant to ASC 718 occurred. Therefore, in accordance with ASC 718, the Company determined the fair value of the replacement award as of the modification date, utilizing the Monte Carlo valuation model. As a result, the fair value of the TSR performance based awards granted on September 26, 2017 was reduced from $31.60 per share to $3.19 per share based on the lower likelihood of attainment, resulting in revised expense of $524, which was amortized on a straight-line basis from June 24, 2018 through November 4, 2018. In the fiscal year ended June 30, 2018, the Company reversed the previously recognized stock-based compensation expense of $2,244 and recognized $22 of stock-based compensation expense associated with the modified grant, resulting in a net reduction to stock-based compensation expense of $2,222 in the twelve months ended June 30, 2018 associated with the modification of this grant recognized in the Consolidated Statement of Operations. Additionally, the Succession Agreement allowed for acceleration of vesting of all service-based awards outstanding at the Succession Date. In connection with these accelerations, the Company recognized $19 in the twelve months ended June 30, 2018. In connection with the aforementioned items, the Company recorded a net benefit of $2,203 as a component of “Chief Executive Officer Succession Plan expense, net” in the twelve months ended June 30, 2018.

4.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Fiscal Year Ended June 30,
	2019	2018	2017
Numerator:
Net (loss) income from continuing operations	$(49,945)	$82,428	$65,541
Net (loss) income from discontinued operations, net of tax	$(133,369)	$(72,734)	$1,889
Net (loss) income	$(183,314)	$9,694	$67,430

Denominator:
Basic weighted average shares outstanding	104,076	103,848	103,611
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	—	629	637
Diluted weighted average shares outstanding	104,076	104,477	104,248

Basic net (loss) income per common share:
Continuing operations	$(0.48)	$0.79	$0.63
Discontinued operations	(1.28)	(0.70)	0.02
Basic net (loss) income per common share	$(1.76)	$0.09	$0.65

Diluted net (loss) income per common share:
Continuing operations	$(0.48)	$0.79	$0.63
Discontinued operations	(1.28)	(0.70)	0.02
Diluted net (loss) income per common share	$(1.76)	$0.09	$0.65
Basic net (loss) income per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.
Due to our net loss in the twelve months ended June 30, 2019, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations. Diluted earnings per share for the fiscal years ended June 30, 2018 and 2017 includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.
There were 3,625, 560 and 271 stock-based awards excluded from our diluted net (loss) income per share calculations for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Additionally, 659, 4 and 12 restricted stock awards were excluded from our diluted net (loss) income per share calculation for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, as such awards were anti-dilutive.
There were 110 potential shares of common stock issuable upon exercise of stock options excluded from our diluted net loss per share calculation for the fiscal year ended June 30, 2019, as they were anti-dilutive due to the net loss recorded in the period. No such awards were excluded for the fiscal years ended June 30, 2018 and 2017.
Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. The Company did not repurchase any shares under this program in fiscal 2019, 2018 or 2017, and accordingly, as of the end of fiscal 2019, we had $250,000 of remaining capacity under our share repurchase program.

5. DISCONTINUED OPERATIONS

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) operating segment, which includes the Plainville Farms and FreeBird businesses, and the EK Holdings, Inc. (“Empire Kosher” or “Empire”) operating segment, which were reported in the aggregate as the Hain Pure Protein reportable segment. Collectively, these dispositions represented a strategic shift that will have a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.
The Company is presenting the operating results and cash flows of Hain Pure Protein within discontinued operations in the current and prior periods. The assets and liabilities of Hain Pure Protein are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

The Company recorded reserves of $109,252 and $78,464 in fiscal years ended June 30, 2019 and 2018, respectively, to adjust the carrying value of Hain Pure Protein and Empire Kosher to its fair value, less its cost to sell, which is reflected in net (loss) income from discontinued operations, net of taxes in each respective period. The reserves were recorded due to negative market conditions in the sector, resulting in the Company lowering the projected long-term growth rate and profitability levels of HPPC and to adjust the carrying value of Hain Pure Protein to its estimated selling price.

Sale of Plainville Farms Business
On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities of the Plainville Farms business as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provides for the issuance by the Company of an irrevocable stand-by letter of credit of $10,000 which expires nineteen months after issuance. The Company is entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the letter of credit at any point from the date of issuance through the expiration of the letter of credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a change in control of the purchaser occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the letter of credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At June 30, 2019, the Company had not recorded an asset associated with the earnout. As a result of the disposition, the Company recognized a pre-tax loss on sale of $40,223, or $29,685 net of tax, in the twelve months ended June 30, 2019 to write down the assets and liabilities to the final sales price less costs to sell, inclusive of the $10,000 stand-by letter of credit.

Sale of HPPC and Empire Kosher
On June 28, 2019, the Company completed the sale of the remainder of HPPC and EK Holdings, which includes the FreeBird and Empire Kosher businesses. The purchase price, net of customary adjustments based on the closing balance sheet of HPPC, was $77,714. The Company used the proceeds from the sale to pay down outstanding borrowings under its term loan. As a result of the disposition, the Company recognized a pre-tax loss of $636 in the twelve months ended June 30, 2019 to write down the assets and liabilities to the final sales price less costs to sell.

The following table presents the major classes of Hain Pure Protein’s line items constituting the “Net (loss) income from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Fiscal Year Ended June 30,
	2019	2018	2017
Net sales	$408,109	$509,475	$509,606
Cost of sales	409,433	486,023	487,631
Gross (loss) profit	(1,324)	23,452	21,975
Asset impairments	109,252	78,464	—
Selling, general and administrative expense	16,384	18,743	19,180
Other expense	9,088	4,699	1,530
Loss on sale of discontinued operations before income taxes	40,859	—	—
Net (loss) income from discontinued operations before income taxes	(176,907)	(78,454)	1,265
Benefit for income taxes	(43,538)	(5,720)	(624)
Net (loss) income from discontinued operations, net of tax	$(133,369)	$(72,734)	$1,889

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of June 30, 2018 are included in the following table:

ASSETS	June 30, 2018
Cash and cash equivalents	$6,460
Accounts receivable, less allowance for doubtful accounts	21,616
Inventories	105,359
Prepaid expenses and other current assets	5,604
Property, plant and equipment, net	83,776
Goodwill	41,089
Trademarks and other intangible assets, net	51,029
Other assets	4,382
Impairments of long-lived assets held for sale	(78,464)
Current assets of discontinued operations	$240,851

LIABILITIES
Accounts payable	$31,762
Accrued expenses and other current liabilities	6,880
Deferred tax liabilities	11,111
Other noncurrent liabilities	93
Current liabilities of discontinued operations	$49,846

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

The costs related to all acquisitions have been expensed as incurred and are included in “Project Terra costs and other” in the Consolidated Statements of Operations. Acquisition-related costs of $409 and $2,035 were expensed in the fiscal years ended June 30, 2018 and 2017, respectively. Acquisition-related costs for the fiscal year ended June 30, 2019 were de minimis. The expenses incurred primarily related to professional fees and other transaction related costs associated with our recent acquisitions.

Fiscal 2019

There were no acquisitions completed in the fiscal year ended June 30, 2019.

Fiscal 2018

On December 1, 2017, the Company acquired Clarks UK Limited (“Clarks”), a leading maple syrup and natural sweetener brand in the United Kingdom. Clarks produces natural sweeteners under the ClarksTM brand, including maple syrup, honey and carob, date and agave syrups, which are sold in leading retailers and used by food service and industrial customers in the United Kingdom. Consideration for the transaction, inclusive of a subsequent working capital adjustment, consisted of cash, net of cash acquired, totaling £9,179 (approximately $12,368 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results over the 18-month period following completion of the acquisition. Clarks is included in our United Kingdom operating segment. Net sales and income before income taxes attributable to the Clarks acquisition included in our consolidated results for the fiscal year ended June 30, 2018 represented less than 1% of our consolidated results.

Fiscal 2017

On June 19, 2017, the Company acquired Sonmundo, Inc. d/b/a The Better Bean Company (“Better Bean”), which offers prepared beans and bean-based dips sold in refrigerated tubs under the Better BeanTM brand. Consideration for the transaction consisted of cash, net of cash acquired, totaling $3,434. Additionally, contingent consideration of up to a maximum of $4,000 is payable based on the achievement of specified operating results over the three-year period following the closing date. Better Bean is included in our Hain Ventures operating segment, which is part of the Rest of World segment. Net sales and income before income taxes attributable to the Better Bean acquisition and included in our consolidated results for the fiscal year ended June 30, 2017 were less than 1% of consolidated results.

On April 28, 2017, the Company acquired The Yorkshire Provender Limited (“Yorkshire Provender”), a producer of premium branded soups based in North Yorkshire in the United Kingdom. Yorkshire Provender supplies leading retailers, on-the-go food outlets and food service providers in the United Kingdom. Consideration for the transaction consisted of cash, net of cash acquired, totaling £12,465 (approximately $16,110 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 is payable based on the achievement of specified operating results at the end of the three-year period following the closing date. Yorkshire Provender is included in our United Kingdom operating and reportable segment. Net sales and income before income taxes attributable to Yorkshire Provender and included in our consolidated results for the fiscal year ended June 30, 2017 were less than 1% of consolidated results.

7.    INVENTORIES

Inventories consisted of the following:

	June 30, 2019	June 30, 2018
Finished goods	$220,600	$231,926
Raw materials, work-in-progress and packaging	144,287	159,599
	$364,887	$391,525

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value. In the twelve months ended June 30, 2019, the Company recorded inventory write-downs of $12,381 in connection with the discontinuance of slow moving SKUs as part of a product rationalization initiative, $10,346 of which was recorded in the three months ended June 30, 2019.

In the twelve months ended June 30, 2018, the Company recorded an inventory write-down of $4,913 in connection with the discontinuance of slow moving SKUs as part of a product rationalization initiative.

8.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2019	June 30, 2018
Land	$26,892	$28,378
Buildings and improvements	89,534	83,289
Machinery and equipment	306,670	323,348
Computer hardware and software	52,655	54,092
Furniture and fixtures	18,501	17,894
Leasehold improvements	32,264	31,519
Construction in progress	35,786	17,280
	562,302	555,800
Less: Accumulated depreciation	233,940	245,628
	$328,362	$310,172

Depreciation expense for the fiscal years ended June 30, 2019, 2018, and 2017 was $32,872, $33,973 and $33,558, respectively.

During fiscal 2019, the Company determined that it was more likely than not that certain fixed assets of two of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to consolidate manufacturing of certain fruit-based and soup products in the United Kingdom. As such, the Company recorded a $6,166 non-cash impairment charge related to the closures of these facilities.

During fiscal 2019, the Company recorded non-cash impairment charges of $9,653 to write down the value of certain machinery and equipment no longer in use in the United States and United Kingdom, some of which was used to manufacture certain slow moving SKUs that were discontinued.

In fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at three of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers for two facilities in the United States and to consolidate manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $6,344 non-cash impairment charge primarily related to the closures of these facilities and included $3,767 as assets held for sale within “Prepaid expenses and other current assets” in its June 30, 2018 Consolidated Balance Sheet.

Additionally, the Company recorded a $2,057 non-cash impairment charge to write down the value of certain machinery and equipment used to manufacture certain slow moving SKUs in the United States that were discontinued and included $686 as assets held for sale within “Prepaid expenses and other current assets” in its June 30, 2018 Consolidated Balance Sheet.

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

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	United States	United Kingdom	Rest of World	Total
Balance as of June 30, 2017(1)	$588,333	$329,135	$101,424	$1,018,892
Acquisition activity	—	7,062	—	7,062
Reallocation of goodwill between reporting units(2)	(35,519)	35,519	—	—
Impairment charge	—	—	(7,700)	(7,700)
Translation and other adjustments, net	—	5,447	435	5,882
Balance as of June 30, 2018(3)	552,814	377,163	94,159	1,024,136
Translation and other adjustments, net	—	(14,344)	(813)	(15,157)
Balance as of June 30, 2019(3)	$552,814	$362,819	$93,346	$1,008,979

(1) The total carrying value of goodwill is reflected net of $126,577 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment and $29,219 related to the Company’s Europe operating segment.

(2) Effective July 1, 2017, due to changes to the Company’s internal management and reporting structure, the United Kingdom operations of the Ella’s Kitchen® brand, which was previously included within the United States reportable segment, was moved to the United Kingdom reportable segment. Goodwill totaling $35,519 was reallocated to the United Kingdom reportable segment in connection with this change. See Note 1, Business, and Note 19, Segment Information, for additional information on the Company’s operating and reportable segments.

(3) The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment, $29,219 related to the Company’s Europe operating segment and $7,700 related to the Company’s Hain Ventures operating segment.

Additions during the fiscal year ended June 30, 2018 were due to the acquisition of Clarks on December 1, 2017.

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2019, in conjunction with its budgeting and forecasting process for fiscal year 2020, and concluded that no indicators of impairment existed at any of its reporting units.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	June 30, 2019	June 30, 2018
Non-amortized intangible assets:
Trademarks and trade names(1)	$359,727	$385,609
Amortized intangible assets:
Other intangibles	232,450	239,323
Less: accumulated amortization	(126,966)	(114,545)
Net carrying amount	$465,211	$510,387

(1) The gross carrying value of trademarks and trade names is reflected net of $83,734 and $65,834 of accumulated impairment charges as of June 30, 2019 and 2018, respectively.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trade names and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or  circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. In the second quarter of fiscal 2019, the Company determined that an indicator of impairment existed in certain of the Company’s indefinite-lived tradenames. The result of this interim assessment indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $17,900 was recognized ($11,300 in the United States segment, $3,813 in the Rest of World segment and $2,787 in the United Kingdom segment) during the fiscal year ended June 30, 2019. The result of the annual assessment for the year ended June 30, 2019 indicated that the fair value of the Company’s trade names exceeded their carrying values and no indicators of impairment were present.

During the fiscal year ended June 30, 2018, an impairment charge of $5,632 ($5,100 in the Rest of World segment and $532 in the United Kingdom segment) related to certain of the Company’s trade names was recognized.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are being amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Amortization of intangible assets	$15,294	$18,202	$16,988

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2020	2021	2022	2023	2024
Estimated amortization expense	$13,916	$13,473	$12,770	$12,197	$9,646

The weighted average remaining amortization period of amortized intangible assets is 9.4 years.

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	June 30, 2018
Payroll, employee benefits and other administrative accruals	$80,338	$75,918
Facility, freight and warehousing accruals	21,402	20,970
Selling and marketing related accruals	7,399	15,546
Other accruals	9,801	3,567
	$118,940	$116,001

11.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	June 30, 2019	June 30, 2018
Revolving credit facility	$420,575	$401,852
Term loan	206,250	296,250
Less: Unamortized issuance costs	(1,022)	(692)
Tilda short-term borrowing arrangements	8,687	9,338
Other borrowings	4,966	7,358
	639,456	714,106
Short-term borrowings and current portion of long-term debt	25,919	26,605
Long-term debt, less current portion	$613,537	$687,501

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. On the date the Credit Agreement was consummated, these covenants included maintaining a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 4.0 to 1.0 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 3.5 to 1.0. The consolidated leverage ratio is subject to a step-up to 4.0 to 1.0 for the four full fiscal quarters following an acquisition. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of June 30, 2019, there were $420,575 and $206,250 of borrowings outstanding under the revolving credit facility and term loan, respectively, and $9,698 letters of credit outstanding under the Amended Credit Agreement.

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

On May 8, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby, among other things, its allowable consolidated leverage ratio increased to no more than 5.0 to 1.0 from March 31, 2019 to December 31, 2019, no more than 4.75 to 1.0 at March 31, 2020, no more than 4.25 to 1.0 at June 30, 2020 and no more than 4.0 to 1.0 on September 30, 2020 and thereafter. The allowable consolidated leverage ratio for each period was decreased by 0.25 upon sale of the Company’s remaining Hain Pure Protein business. Additionally, the Company’s required consolidated interest coverage ratio (as defined in the Credit Agreement) was reduced to no less than 3.0 to 1 through March 31, 2020, no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter. As part of the Amended Credit Agreement, HPPC was released from its obligations as a borrower and a guarantor under the Credit Agreement.

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

As of June 30, 2019, $569,727 was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement. Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at June 30, 2019 was 4.20%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

The term loan has required installment payments due on the last day of each fiscal quarter commencing June 30, 2018 in an amount equal to $3,750 and can be prepaid in whole or in part without premium or penalty.

On June 28, 2019, the Company completed the sale of the Company’s remaining Hain Pure Protein business and utilized the proceeds from the sale, net of transaction related costs, to prepay a portion of the term loan. See Note 5, Discontinued Operations, for information on the sale of the Hain Pure Protein business. In connection with the prepayment of debt, the Company wrote-off unamortized issuance costs of $372.

Tilda Short-Term Borrowing Arrangements

Tilda, formerly a component of the Company’s United Kingdom reportable segment, maintained short-term borrowing arrangements primarily used to fund the purchase of rice from India and other countries. The maximum borrowings permitted under all such arrangements were £52,000. Outstanding borrowings were collateralized by the current assets of Tilda, typically had six-month terms and bore interest at variable rates typically based on LIBOR plus a margin (weighted average interest rate of approximately 4.38% at June 30, 2019). As of June 30, 2019 and 2018, there were $8,687 and $9,338 of borrowings under these arrangements, respectively. See Note 21, Subsequent Event, for information on the sale of the Tilda business.

Maturities of all debt instruments at June 30, 2019, are as follows:

Due in Fiscal Year	Amount
2020	$25,919
2021	16,400
2022	15,204
2023	581,775
2024	47
Thereafter	111
$639,456

Interest paid during the fiscal years ended June 30, 2019, 2018 and 2017 amounted to $33,751, $24,168 and $18,819, respectively.

12.    INCOME TAXES

The components of (loss) income from continuing operations before income taxes and equity in net loss (income) of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Domestic	$(134,096)	$(13,936)	$47,781
Foreign	82,109	95,138	40,097
Total	$(51,987)	$81,202	$87,878

The (benefit) provision for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2019	2018	2017
Current:
Federal	$3,639	$(1,309)	$18,331
State and local	760	1,383	(293)
Foreign	18,694	20,542	14,884
	23,093	20,616	32,922
Deferred:
Federal	(24,045)	(22,612)	(3,198)
State and local	1,188	1,973	960
Foreign	(2,933)	(864)	(8,218)
	(25,790)	(21,503)	(10,456)
Total	$(2,697)	$(887)	$22,466

For the fiscal year ended June 30, 2019, the Company paid cash for income taxes, net of refunds, of $22,535. Cash paid for income taxes, net of (refunds), during the fiscal years ended June 30, 2018 and 2017 amounted to $24,284 and $(2,900), respectively.

The reconciliation of the U.S. federal statutory rate to our effective rate on income before provision (benefit) for income taxes was as follows:

	Fiscal Year Ended June 30,
	2019	%	2018	%	2017	%
Expected United States federal income tax at statutory rate	$(10,917)	21.0%	$22,818	28.1%	$30,757	35.0%
State income taxes, net of federal (benefit) provision	(9,793)	18.8%	2,774	3.4%	2,757	3.1%
Domestic manufacturing deduction	—	—%	—	—%	(846)	(1.0)%
Foreign income at different rates	205	(0.4)%	(7,174)	(8.8)%	(6,539)	(7.4)%
Impairment of goodwill and intangibles	—	—%	1,816	2.2%	—	—%
Change in valuation allowance	9,810	(18.9)%	119	0.1%	(60)	(0.1)%
Unrealized foreign exchange losses	—	—%	—	—%	807	0.9%
Change in reserves for uncertain tax positions	841	(1.6)%	(3,859)	(4.8)%	(4,417)	(5.0)%
Tax Act’s transition tax (a)	6,834	(13.1)%	7,054	8.7%	—	—%
Tax Act’s impact of deferred taxes (b)	—	—%	(25,006)	(30.8)%	—	—%
Global Intangible Low Taxed Income	3,872	(7.4)%	—	—%	—	—%
Reduction of deferred tax liabilities resulting from change in United Kingdom tax rate	—	—%	—	—%	(1,841)	(2.1)%
Other	(3,549)	6.8%	571	0.8%	1,848	2.2%
(Benefit) provision for income taxes	$(2,697)	5.2%	$(887)	(1.1)%	$22,466	25.6%

(a) For the year ended June 30, 2018, the Company accrued a provisional estimate of $7,054 of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings in accordance with U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB 118”). Additionally, during fiscal year June 30, 2019, the Company recorded $6,834 of tax expense upon finalizing its analysis of the impact from the Tax Act.

(b) For the year ended June 30, 2018, the Company accrued $25,006 in provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Cuts and Jobs Act’s (the “Tax Act”) reduction of the U.S. federal tax rate from 35% to 21% and disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code 162(m). There was an immaterial tax benefit recorded for the period ended June 30, 2019 related to return to provision adjustments.

With the effective date of January 1, 2018, the Tax Act also introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the fiscal year ended June 30, 2019, the Company did not generate intercompany transactions that met the BEAT threshold but did generate GILTI tax. The Company elected to account for GILTI tax as a current period cost and recorded an expense of $3,872 during the fiscal year ended June 30, 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	June 30, 2019	June 30, 2018
Noncurrent deferred tax assets/(liabilities):
Basis difference on inventory	$9,128	$9,139
Reserves not currently deductible	23,518	11,060
Basis difference on intangible assets	(92,923)	(97,365)
Basis difference on property and equipment	(6,060)	(8,444)
Other comprehensive income	502	(133)
Net operating loss and tax credit carryforwards	73,976	18,276
Stock-based compensation	827	1,348
Other	3,985	41
Valuation allowances	(34,912)	(20,831)
Noncurrent deferred tax liabilities, net(1)	$(21,959)	$(86,909)

(1) Includes $29,951 of non-current deferred tax assets included within Other Assets on the June 30, 2019 consolidated balance sheet.

At June 30, 2019 and 2018, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $201,242 and $23,057, respectively, the majority of which will not expire until 2036. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382 which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. The Company had foreign NOL carryforwards of approximately $23,761 and $30,065 at June 30, 2019 and 2018, respectively, the majority of which are indefinite lived.

At June 30, 2019, the Company utilized the U.S. federal foreign tax credit carryforward of approximately $877.

The company historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and as a result has not provided for taxes on such earnings. The company has not changed previous indefinite reinvestment assertion following the enactment of the Tax Act, which required a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign subsidiaries. At June 30, 2019, cumulative undistributed earnings of foreign subsidiaries were approximately $289,076 which partially have been already subjected to U.S. transition tax as part of the Tax Act. If the company determines that all or a portion of its foreign earnings are no longer indefinitely reinvested, then the company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Act’s one-time transition tax.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $34,912 and $20,831 at June 30, 2019 and 2018, respectively. During fiscal 2019, we recorded a partial valuation allowance against our state deferred tax assets and state net operating loss carryforwards as it is not more likely than not that the state tax attributes will be realized.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year Ended June 30,
	2019	2018
Balance at beginning of year	$20,831	$20,712
Additions charged to income tax expense	17,773	1,251
Reductions credited to income tax expense	(3,231)	(1,345)
Currency translation adjustments	(461)	213
Balance at end of year	$34,912	$20,831

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2019	2018	2017
Balance at beginning of year	$6,730	$11,602	$16,019
Additions based on tax positions related to the current year	248	118	217
Additions based on tax positions related to prior years	5,446	—	—
Reductions due to lapse in statute of limitations and settlements	(555)	(4,990)	(4,634)
Balance at end of year	$11,869	$6,730	$11,602

As of June 30, 2019, the Company had $11,869 of unrecognized tax benefits, of which $8,057 represents the amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2018 and 2017, the Company had $6,730 and $11,602, respectively, of unrecognized tax benefits of which $2,917 and $6,409, respectively, would impact the effective income tax rate in future periods. Accrued liabilities for interest and penalties were $275 and $82 at June 30, 2019 and 2018, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision (benefit) for income taxes in the consolidated financial statements.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2016. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carryforward balance would be subject to examination within the relevant statute of limitations for the year in which utilized. The Company is no longer subject to tax examinations in the United Kingdom for years prior to fiscal 2016. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. Although there are various tax audits currently ongoing, the Company does not believe the ultimate outcome of such audits will have a material impact on the Company’s consolidated financial statements.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s Common Stock. At June 30, 2019 and 2018, no preferred stock was issued or outstanding.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss):

	Fiscal Year Ended June 30,
	2019	2018
Foreign currency translation adjustments:
Other comprehensive (loss) income before reclassifications (1)	$(41,180)	$11,497
Deferred gains/(losses) on cash flow hedging instruments:
Other comprehensive income before reclassifications	94	39
Amounts reclassified into income (2)	(26)	(106)
Unrealized gain on equity investment:
Other comprehensive loss before reclassifications	—	(191)
Other comprehensive (loss) income	$(41,112)	$11,239

(1)
Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a loss of $619 and a gain of $493 for the fiscal years ended June 30, 2019 and 2018, respectively.

(2)
Amounts reclassified into income for deferred gains/(losses) on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Operations and, before taxes, were $32 and $132 for the fiscal years ended June 30, 2019 and 2018, respectively.

14.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has one shareholder-approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program to induce selected individuals to become employees of the Company.

2002 Long-Term Incentive and Stock Award Plan, as amended

In November 2002, our stockholders approved the 2002 Long-Term Incentive and Stock Award Plan. An aggregate of 3,200 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2014 Annual Meeting, the plan was amended to increase the number of shares issuable to 31,500 shares. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, performance shares, performance share units and other equity awards to employees, directors and consultants. Awards denominated in shares of common stock other than options and stock appreciation rights will be counted against the available share limit as two and seven hundredths shares for every one share covered by such award. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Stock option awards granted under the plan expire seven years after the date of grant. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. No awards shall be granted under this plan after November 20, 2024. As of June 30, 2019, no options are outstanding under the plan.

There were no options granted under this plan in fiscal years 2019, 2018 or 2017.

There were 1,626, 685 and 195 shares of restricted stock and restricted share units granted under this plan during fiscal years 2019, 2018 and 2017, respectively, of which 1,130, 307 and 0, respectively, are subject to the achievement of minimum performance goals established under those programs or market conditions.

At June 30, 2019, 1,898 unvested restricted stock and restricted share units were outstanding under this plan, and there were 3,774 shares available for grant under this plan. At June 30, 2019, there were no options outstanding under this plan.

Other Plans

At June 30, 2019, there were 122 options outstanding that were granted under a prior Celestial Seasonings plan. Although no further awards can be granted under the prior Celestial Seasonings plan, the options outstanding continue in accordance with the terms of the plan and grants.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Selling, general and administrative expense	$9,503	$13,380	$9,658
Chief Executive Officer Succession Plan expense, net	429	(2,203)	—
Discontinued operations	133	—	—
Total compensation cost recognized for stock-based compensation plans	$10,065	$11,177	$9,658
Related income tax benefit	$1,189	$2,165	$3,622

In the fiscal year ended June 30, 2019, the Company recorded a benefit of $1,867 related to the reversal of expense associated with the total share return (“TSR”) Grant under the 2017-2019 LTIP, as defined and discussed further below.

In the fiscal year ended June 30, 2018, the Company recorded a net benefit of $2,203 primarily in connection with the modification of Irwin D. Simon’s TSR performance based awards granted on September 26, 2017. Refer to Note 3, Chief Executive Officer Succession Plan, for further discussion.

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

A summary of the restricted stock and restricted share units activity for the three fiscal years ended June 30 is as follows:

	2019	Weighted Average Grant Date Fair Value (per share)	2018	Weighted Average Grant Date Fair Value (per share)	2017	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock and restricted share units - beginning of year	1,057	$22.29	992	$27.59	1,121	$28.24
Granted	4,088	$7.11	685	$26.13	195	$33.68
Vested	(411)	$27.36	(433)	$36.68	(290)	$33.89
Forfeited	(374)	$18.33	(187)	$31.15	(34)	$29.88
Non-vested restricted stock and restricted share units - end of year	4,360	$7.92	1,057	$22.29	992	$27.59

	Fiscal Year Ended June 30,
	2019	2018	2017
Fair value of restricted stock and restricted share units granted	$29,067	$17,898	$6,567
Fair value of shares vested	$11,232	$15,736	$9,866
Tax benefit recognized from restricted shares vesting	$3,241	$5,235	$3,768

At June 30, 2019, $23,942 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards was expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Options

A summary of the stock option activity for the three fiscal years ended June 30 is as follows:

	2019	Weighted Average Exercise Price	2018	Weighted Average Exercise Price	2017	Weighted Average Exercise Price
Outstanding at beginning of year	122	$2.26	122	$2.26	342	$6.66
Exercised	—	$—	—	$—	(220)	$9.10
Outstanding at end of year	122	$2.26	122	$2.26	122	$2.26

Options exercisable at end of year	122	$2.26	122	$2.26	122	$2.26

	Fiscal Year Ended June 30,
	2019	2018	2017
Intrinsic value of options exercised	$—	$—	$6,507
Cash received from stock option exercises	$—	$—	$—
Tax benefit recognized from stock option exercises	$—	$—	$2,538

For options outstanding and exercisable at June 30, 2019, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $2,394, and the weighted average remaining contractual life was 12.0 years. At June 30, 2019, there was no unrecognized compensation expense related to stock option awards.

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

Grants Made Pursuant to the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan

2019-2021 LTIP

On January 24, 2019, upon adoption of the 2019-2021 LTIP, the Compensation Committee granted 912 performance share units (“PSUs”), the achievement of which is dependent upon a defined calculation of relative TSR over the period from November 6, 2018 to November 6, 2021. The PSUs granted represent 100% of the targeted award and will vest pursuant to the achievement of pre-established three-year compound annual TSR levels that are aligned with the CEO inducement grant (as further discussed below). The number of shares actually issued will range from zero to 300% of the shares granted. No PSUs will vest if the three-year compound annual TSR is below 15%. Of the 912 PSUs issued, 451 are subject to a holding period of one year after the vesting date. As such, an illiquidity discount was applied to the grant date fair value for those shares subject to the one year holding period. The total grant date fair value with and without the illiquidity discount was estimated to be $5.99 and $5.26 per share, respectively. The total grant date fair value of this award was $5,132. Total compensation cost related to this PSU award was $872 in the twelve months ended June 30, 2019.

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

In the first quarter of fiscal 2019, in connection with the 2016-2018 LTIP, for the three-year performance period of July 1, 2015 through June 30, 2018, the Compensation Committee determined that the adjusted operating income goal required to be met for Section 162(m) funding was not achieved and determined that no awards would be paid or vested pursuant to the 2016-2018 LTIP. Accordingly, the 223 unvested performance stock unit awards previously granted in connection with the relative TSR portion of the award were forfeited, and amounts accrued relating to the net sales portion of the award were reversed. As such, in the first quarter of fiscal 2019, the Company recorded a benefit of $6,482 associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 LTIP, of which $5,065 was recorded in Chief Executive Officer Succession Plan expense, net on the Consolidated Statements of Operations.

In connection with the 2017-2019 LTIP, in the first quarter of fiscal 2019, the Company determined that the achievement of the adjusted operating income goal required to be met for Section 162(m) funding was not probable. Accordingly, in the first quarter of fiscal 2019, the Company recorded benefits of $1,129 and $1,867 associated with the reversal of previously accrued amounts under the portions of the 2017-2019 LTIP that were dependent on the achievement of pre-determined performance measures of net sales and relative TSR, respectively.

Other Grants

In the twelve months ended June 30, 2019, the Company granted 262 time-based restricted share units to certain key employees and members of the Company’s Board of Directors that vest primarily over three years. Additionally, the Company issued 173 PSUs to certain key executives vesting over a period of one to two years based upon the achievement of certain market and/or performance based metrics being met.

Grants Made Pursuant to the 2019 Equity Inducement Award Program

The primary purpose of the 2019 Equity Inducement Award Program is to further the long term stability and success of the Company by providing a program to reward selected individuals newly hired as employees of the Company with grants of inducement awards. Shares issued under this program are granted outside of the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan. At June 30, 2019, 1,412 unvested restricted stock and restricted share units were outstanding under this plan, and there were 1,588 shares available for grant under this plan.

In the twelve months ended June 30, 2019, the Compensation Committee granted 1,398 PSUs to selected individuals hired as employees of the Company, the achievement of which is dependent upon a defined calculation of relative TSR over the period from November 6, 2018 to November 6, 2021. The PSUs granted represent 300% of the targeted award and will vest pursuant to the achievement of pre-established three-year compound annual TSR levels, which are aligned with the CEO Inducement Grant (defined and discussed further below). Additionally, 14 time-based restricted share units were granted under the 2019 Equity Inducement Award Program in fiscal 2019.

The number of PSUs expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the service period, regardless of the eventual number of PSUs that are earned based upon the market condition, provided that each grantee remains an employee at the end of the performance period. Compensation expense is reversed if at any time during the service period a grantee is no longer an employee. With the exception of the April 25, 2019 grant, these PSUs are subject to a holding period of one year after the vesting date. As such, an illiquidity discount was applied to the grant date fair value.

Grant Date	Shares Issued	Fair Value Per Share	Grant Date Fair Value
February 19, 2019	739	$1.79	$1,324
March 29, 2019	187	$3.01	563
April 15, 2019	136	$2.83	$385
April 25, 2019	123	$2.64	325
May 15, 2019	213	$3.55	$755
Total	1,398		$3,352

The fair value per share amounts reflect the number of shares granted at 300% of the target award. The total number of shares actually issued will range from zero to 1,398. No PSUs will vest if the three-year compound annual TSR is below 15%.

Total compensation cost related to these awards recognized in the fiscal year ended June 30, 2019 was $289.

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

Total compensation cost related to this award recognized in the fiscal year ended June 30, 2019 was $1,636.

The Company also issued 79 three-year time-based restricted share units to Mr. Schiller.

15.    INVESTMENTS AND JOINT VENTURES

Equity method investment

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors. During fiscal 2018, the Company’s ownership interest was reduced to 13.4% due to the distribution of additional ownership interests. Further ownership interest distributions could potentially dilute the Company’s ownership interest to as low as 11.9%. At June 30, 2019 and June 30, 2018, the carrying value of the Company’s investment in Chop’t was $14,632 and $15,524, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$44	$44	$—	$—
Forward foreign currency contracts	626	—	626	—
Equity investment	621	621	—	—
	$1,291	$665	$626	$—
Liabilities:
Forward foreign currency contracts	103	—	103	—
Total	$103	$—	$103	$—

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$99	$99	$—	$—
Forward foreign currency contracts	365	—	365	—
Equity investment	692	692	—	—
	$1,156	$791	$365	$—
Liabilities:
Forward foreign currency contracts	27	—	27	—
Contingent consideration, non-current	1,909	—	—	1,909
Total	$1,936	$—	$27	$1,909

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

The following table summarizes the Level 3 activity:

	Fiscal Year Ended June 30,
	2019	2018
Balance at beginning of year	$1,909	$2,656
Fair value of initial contingent consideration	—	1,547
Contingent consideration adjustment(1)	(1,870)	(2,281)
Translation adjustment	(39)	(13)
Balance at end of year	$—	$1,909

(1) The change in the fair value of contingent consideration is included in “Project Terra costs and other” in the Company’s Consolidated Statements of Operations.

In the fiscal years ended June 30, 2019 and 2018, the Company recorded net benefits of $1,870 and $2,281, respectively. The net benefit in the fiscal year ended June 30, 2019 was due to a decrease in the fair value of contingent consideration related to Clarks. The net benefit in the fiscal year ended June 30, 2018 was due to a decrease in the fair value of contingent consideration related to Better Bean and Yorkshire Provender. The decreases in each period were due to lower probability of achievement of specified operating results.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2019 or 2018.

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

Derivative instruments designated at inception as hedges are measured for effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in off-setting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the fiscal years ended June 30, 2019 and June 30, 2018.

The notional and fair value amounts of cash flow hedges at June 30, 2019 were $2,275 and $83 of net assets, respectively. There were no cash flow hedges or fair value hedges outstanding as of June 30, 2018.
The notional amounts of foreign currency exchange contracts not designated as hedges at June 30, 2019 and June 30, 2018 were $41,845 and $20,986, respectively. The fair values of foreign currency exchange contracts not designated as hedges at June 30, 2019 and June 30, 2018 were $440 and $338 of net assets, respectively.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material in the fiscal years ended June 30, 2019 and 2018.

17.    COMMITMENTS AND CONTINGENCIES

Lease commitments and rent expense

The Company leases office, manufacturing and warehouse space. These leases provide for additional payments of real estate taxes and other operating expenses over a base period amount.

The aggregate minimum future lease payments for these operating leases at June 30, 2019 are as follows:

Fiscal Year
2020	$19,426
2021	16,584
2022	14,218
2023	13,221
2024	11,041
Thereafter	44,452
$118,942

Rent expense charged to operations for the fiscal years ended June 30, 2019, 2018 and 2017 was $37,091, $36,054 and $35,153, respectively.

Off Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its current and former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again names as defendants the Company and certain of its current and former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants have until September 3, 2019 to submit a reply.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste. On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively. Both the Scarola Complaint and the Shakir Complaint alleged breach of fiduciary duty, lack of oversight and unjust enrichment. On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action. Co-Lead Plaintiffs requested leave to file an amended consolidated complaint, and on January 14, 2019, the Court partially lifted the stay, ordering Co-Lead Plaintiffs to file their amended complaint by March 7, 2019. Co-Lead Plaintiffs filed a Verified Amended Shareholder Derivative Complaint on March 7, 2019. The Court continued the stay pending a decision on Defendants’ motion to dismiss in the Consolidated Securities Action (referenced above). After the Court in the Consolidated Securities Action dismissed the Amended Complaint, the Court in the Consolidated Derivative Action ordered Co-Lead Plaintiffs to file a second amended complaint no later than July 8, 2019. Co-Lead Plaintiffs filed a Verified Second Amended Shareholder Derivative Complaint on July 8, 2019 (the “Second Amended Derivative Complaint”). Defendants moved to dismiss the Second Amended Derivative Complaint on August 7, 2019. Co-Lead Plaintiffs must file any opposition to Defendants’ motion to dismiss by September 6, 2019, and Defendants have until September 20, 2019 to submit a reply.

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

On May 23, 2017, an additional stockholder filed a complaint under seal in the Eastern District of New York against the Board of Directors and certain officers of the Company. The complaint alleged that the Company’s directors and certain officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results. The complaint also alleged that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste. On August 9, 2017, the Court granted an order to unseal this case and reveal Gary Merenstein as the plaintiff (the “Merenstein Complaint”).

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs. On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the consolidated Consolidated Securities Action, described above.

On March 29, 2019, the Court in the Consolidated Securities Action granted Defendants’ motion, dismissing the Amended Complaint in its entirety, without prejudice to replead. Co-Lead Plaintiffs in the Consolidated Securities Action filed a second amended complaint on May 6, 2019. The parties to the Consolidated Stockholder Class and Derivative Action agreed to continue the stay of Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint. The stay is continued through 30 days after the Court rules on the motion to dismiss the Second Amended Complaint in the Consolidated Securities Action.

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

18.    DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2018 and 2017, we made contributions to the Plan of $1,371 and $1,367, respectively, including with respect to employees of Hain Pure Protein. There were no contributions made in fiscal 2019.

In addition, while certain of our international subsidiaries maintain separate defined contribution plans for their employees, the amounts are not significant to the Company’s consolidated financial statements.

19.    SEGMENT INFORMATION

The Company is managed in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Europe, Canada and Hain Ventures (formerly known as Cultivate Ventures). Beginning in the third quarter ended March 31, 2018, the Hain Pure Protein operations were classified as discontinued operations as discussed in “Note 5, Discontinued Operations.” Therefore, segment information presented excludes the results of Hain Pure Protein. On August 27, 2019, the Company sold its Tilda business as discussed in “Note 21, Subsequent Event.”

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

	Fiscal Years Ended June 30,
	2019	2018	2017
Net Sales: (1)
United States	$1,009,406	$1,084,871	$1,107,806
United Kingdom	885,488	938,029	851,757
Rest of World	407,574	434,869	383,942
	$2,302,468	$2,457,769	$2,343,505

Operating (Loss) Income:
United States	$23,864	$86,319	$145,307
United Kingdom	52,413	56,046	51,948
Rest of World	32,820	38,660	32,010
	109,097	181,025	229,265
Corporate and Other (2)	(123,983)	(74,985)	(119,842)
	$(14,886)	$106,040	$109,423

(1)
One of our customers accounted for approximately 11%, 11%, and 12% of our consolidated net sales for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, which were primarily related to the United States and United Kingdom segments. A second customer accounted for approximately, 10%, 11% and 11% of our consolidated net sales for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, which were primarily related to the United States segment.

(2)
For the fiscal year ended June 30, 2019, Corporate and Other included $30,156 of Chief Executive Officer Succession Plan expense, net, $28,443 of Project Terra costs and other and $4,334 of accounting review and remediation costs. Corporate and Other for the fiscal year ended June 30, 2019 also included impairment charges of $17,900 ($11,300 related to the United States segment, $2,787 related to the United Kingdom segment and $3,813 in the Rest of World segment) related to certain of the Company’s tradenames and a $4,460 benefit for proceeds received in connection with an insurance recovery.

For the fiscal year ended June 30, 2018, Corporate and Other included $10,118 of Project Terra costs and other and $9,293 of accounting review and remediation costs, net of insurance proceeds. Corporate and Other for the fiscal year ended June 30, 2018 also included impairment charges of $5,632 ($5,100 related to the Rest of World segment and $532 related to the United Kingdom segment) related to certain of the Company’s trade names.

For the fiscal year ended June 30, 2017, Corporate and Other included $29,562 of accounting review and remediation costs and $10,388 of Project Terra costs and other. Corporate and Other for the fiscal year ended June 30, 2017 also included impairment charges of $14,079 ($7,579 related to the United Kingdom segment and $6,500 related to the United States segment) related to certain of the Company’s trade names and a $26,373 impairment charge primarily related to long-lived assets associated with the exit of certain portions of our own-label chilled desserts business in the United Kingdom segment.

The Company’s net sales by product category are as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Grocery	$1,709,695	$1,842,535	$1,743,860
Snacks	298,333	302,795	312,784
Personal Care	178,966	196,245	176,408
Tea	115,474	116,194	110,453
Total	$2,302,468	$2,457,769	$2,343,505

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
United States	$1,057,625	$1,144,832	$1,167,688
United Kingdom	885,488	938,029	851,757
All Other	359,355	374,908	324,060
Total	$2,302,468	$2,457,769	$2,343,505

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic region are as follows:

	Fiscal Year Ended June 30,
	2019	2018
United States	$115,866	$99,650
United Kingdom	173,544	174,214
All Other	87,277	86,700
Total	$376,687	$360,564

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the Company’s consolidated quarterly results of operations is as follows. The sum of the net income per share from continuing operations for each of the four quarters may not equal the net income per share for the full year, as presented, due to rounding.

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net sales	$557,682	$599,797	$584,156	$560,833
Gross profit	$106,077	$125,269	$114,273	$99,594
Operating income (loss)	$740	$23,865	$(15,387)	$(24,104)
(Loss) income before income taxes and equity in earnings of equity-method investees	$(8,408)	$13,407	$(24,577)	$(32,409)
Net (loss) income from continuing operations	$(7,654)	$10,088	$(29,278)	$(23,101)
Net loss from discontinued operations, net of tax	$(5,897)	$(75,925)	$(37,223)	$(14,324)
Net loss	$(13,551)	$(65,837)	$(66,501)	$(37,425)
Net (loss) income per common share:
Basic net (loss) income per common share from continuing operations	$(0.07)	$0.10	$(0.28)	$(0.22)
Basic net loss per common share from discontinued operations	$(0.06)	$(0.73)	$(0.36)	$(0.14)
Basic net loss per common share	$(0.13)	$(0.63)	$(0.64)	$(0.36)
Diluted net (loss) income per common share from continuing operations	$(0.07)	$0.10	$(0.28)	$(0.22)
Diluted net loss per common share from discontinued operations	$(0.06)	$(0.73)	$(0.36)	$(0.14)
Diluted net loss per common share	$(0.13)	$(0.63)	$(0.64)	$(0.36)

Net loss from continuing operations in the quarter ended June 30, 2019 was impacted by $4,393 ($3,558 net of tax) and $5,617 ($4,143 net of tax) non-cash impairment charges in the United Kingdom and United States, respectively, primarily associated with a write down of the value of certain machinery and equipment no longer in use, some of which was used to manufacture certain slow moving SKUs that were discontinued. Additionally, the Company recorded an inventory write-down of $10,346 ($7,606 net of tax) related to the discontinuation of additional slow moving SKUs in the United States as part of an ongoing product rationalization initiative.
Net loss from discontinued operations in the quarter ended March 31, 2019 included a pre-tax loss on sale on the disposition of the Plainville Farms business of $40,223 ($29,511 net of tax), to write down the assets and liabilities to the final sales price less costs to sell and asset impairments of $51,348 ($37,532 net of tax), each as a component of net loss on discontinued operations, net of tax.
The quarter ended December 31, 2018 was impacted by $10,148 ($7,484 net of tax) of Chief Executive Officer Succession Plan expense, net, $920 ($678 net of tax) related to professional fees associated with our internal accounting review and the independent review by the Audit Committee and other related matters, impairment charges of $17,900 ($13,374 net of tax) related to indefinite-lived intangible assets (trade names) and asset impairment charges in discontinued operations of $54,946 ($40,314 net of tax).

The quarter ended September 30, 2018 was impacted by $19,553 ($14,420 net of tax) of Chief Executive Officer Succession Plan expense, net, $3,414 ($2,518 net of tax) related to professional fees associated with our internal accounting review and the independent review by the Audit Committee and other related matters, $4,243 ($3,436 net of tax) primarily related to the closure of a manufacturing facility of fruit-based products in the United Kingdom and asset impairment charges in discontinued operations of $2,958 ($2,170 net of tax).

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net sales	$619,598	$632,720	$616,232	$589,219
Gross profit	$125,097	$133,013	$133,950	$123,388
Operating income	$16,580	$29,254	$30,965	$29,241
Income before income taxes and equity in earnings of equity-method investees	$5,838	$24,032	$25,246	$26,086
Net (loss) income from continuing operations	$(4,556)	$25,241	$43,130	$18,613
Net (loss) income from discontinued operations, net of tax	$(65,385)	$(12,555)	$3,973	$1,233
Net (loss) income	$(69,941)	$12,686	$47,103	$19,846
Net (loss) income per common share:
Basic net (loss) income per common share from continuing operations	$(0.04)	$0.24	$0.42	$0.18
Basic net (loss) income per common share from discontinued operations	$(0.63)	$(0.12)	$0.04	$0.01
Basic net (loss) income per common share	$(0.67)	$0.12	$0.45	$0.19
Diluted net (loss) income per common share from continuing operations	$(0.04)	$0.24	$0.41	$0.18
Diluted net (loss) income per common share from discontinued operations	$(0.63)	$(0.12)	$0.04	$0.01
Diluted net (loss) income per common share	$(0.67)	$0.12	$0.45	$0.19

The quarter ended June 30, 2018 was impacted by goodwill impairment charges of $7,700 ($5,553 net of tax) in the Hain Ventures (formerly known as Cultivate Ventures) operating segment, impairment charges of $5,632 ($5,192 net of tax) related to indefinite-lived intangible assets (trade names), as well as a $113 ($104 net of tax) impairment charge primarily related to the closure of manufacturing facilities in the United States. Additionally, the quarter ended June 30, 2018 was impacted by $2,887 ($1,941 net of tax) related to professional fees associated with our internal accounting review and remediation costs, net of insurance proceeds. Net loss from discontinued operations in the quarter ended June 30, 2018 was impacted by asset impairment charges of $78,464 ($52,699 net of tax) to adjust the carrying value of Hain Pure Protein to its fair value, less its cost to sell.

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

21.    SUBSEQUENT EVENT

On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an Agreement relating to the sale and purchase of the Tilda operating segment and certain other assets (the “Sale and Purchase Agreement”). Under the Sale and Purchase Agreement, the Company sold the entities comprising its Tilda operating segment and certain other assets of the Tilda business to the Purchaser for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The other assets sold in the transaction consist of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities.

The Sale and Purchase Agreement contains representations, warranties and covenants that are customary for a transaction of this nature. The Company also entered into certain ancillary agreements with the Purchaser and certain of the Tilda Group Entities in connection with the Sale and Purchase Agreement, including a transitional services agreement pursuant to which the Company and the Purchaser will provide transitional services to one another, and business transfer agreements pursuant to which the applicable Tilda Group Entities will transfer certain non-Tilda assets and liabilities in India and the United Arab Emirates to subsidiaries of the Company to be formed in those countries.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of June 30, 2019.

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

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of June 30, 2019.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

The Company concluded that the material weakness identified in the 2018 Form 10-K, surrounding controls over the accumulation, transmission and recording in the general ledger of the physical count results in North America, as well as the documentation evidencing review of certain inventory reserves, has been remediated (the “Remediated Material Weakness”).

During the quarter ended June 30, 2019, the Company completed the implementation of the following remedial measures designed to address the Remediated Material Weakness.

•
The development of a more comprehensive physical inventory risk and control framework, that resulted in additional internal controls being added to ensure the completeness and accuracy of inventory uploads to the general ledger, which were agreed to final physical count sheets for all locations.

•
Enhanced communication among operations personnel and the Company-owned and third party locations holding the vast majority of our inventory. Formal letters of understanding detailing protocols governing the timing, physical count procedures, record keeping requirements and submissions of results were delivered and acknowledged prior to the physical counts being conducted.

•	Standardization of processes performed by operations personnel to verify completeness and accuracy of information, including formal documentation of variances above established thresholds;

•	The incorporation of accounting department verification processes to ensure data was completely and accurately reflected in the general ledger.
The Company implemented additional internal controls to ensure and document the completeness and accuracy of all inventory balances when performing the reserve calculations and analysis. Such controls included enhanced documentation of management’s analysis of forecasted sales of inventory subject to SKU rationalization and the performance of subsequent comparisons of actual inventory movements to forecasts used in the reserve calculations.
Except for the foregoing, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited The Hain Celestial Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hain Celestial Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”) and our report dated August 29, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Jericho, New York

August 29, 2019

Item 9B.     Other Information

Sale of Tilda Business

On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets (the “Sale and Purchase Agreement”). Under the Sale and Purchase Agreement, the Company sold the entities comprising its Tilda basmati and specialty rice business (the “Tilda Group Entities”) and certain other assets of the Tilda business to the Purchaser for an aggregate price of $342 million in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda Group Entities.

The Tilda Group Entities included in the transaction are: (1) Tilda Limited, a company organized under the laws of England and Wales; (2) Tilda Rice Limited, a company organized under the laws of England and Wales; (3) Tilda International DMCC, a company organized under the laws of Dubai, United Arab Emirates; (4) Tilda Hain India Private Limited, a company organized under the laws of India; and (5) Brand Associates Limited, a company organized under the laws of the Isle of Man. The other assets sold in the transaction consist of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities.

The Sale and Purchase Agreement contains representations, warranties and covenants that are customary for a transaction of this nature. The Company also entered into certain ancillary agreements with the Purchaser and certain of the Tilda Group Entities in connection with the Sale and Purchase Agreement, including a transitional services agreement pursuant to which the Company and the Purchaser will provide transitional services to one another, and business transfer agreements pursuant to which the applicable Tilda Group Entities will transfer certain non-Tilda assets and liabilities in India and the United Arab Emirates to subsidiaries of the Company to be formed in those countries.

The foregoing summary of the Sale and Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Sale and Purchase Agreement, a copy of which is filed as Exhibit 2.1 to this Form 10-K and incorporated herein by reference.

Other than with respect to the sale of the Tilda Group Entities, no material relationship exists between the Company and the Purchaser (or any of their affiliates, directors or officers).

The Company’s unaudited pro forma consolidated financial information giving effect to the sale of the Tilda Group Entities is filed as Exhibit 99.1 to this Form 10-K.

Resignation of Chief Accounting Officer

On August 26, 2019, Michael McGuinness, the Company’s Senior Vice President and Chief Accounting Officer, informed the Company of his intention to resign from his position with the Company, effective August 30, 2019, to pursue another opportunity. James Langrock, the Company’s Executive Vice President and Chief Financial Officer, will assume the responsibilities of principal accounting officer of the Company on an interim basis until the Company names a successor to Mr. McGuinness. For biographical information regarding Mr. Langrock, see the Company’s Definitive Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders, filed with the SEC on October 29, 2018.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2019.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2019.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2019.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2019.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2019.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1)
Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2019 and 2018
Consolidated Statements of Operations - Fiscal Years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income - Fiscal Years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(a)(2)
Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.  All other financial schedules are not required under the related instructions, or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe (i)	Deductions - describe (ii)	Balance at end of period
Fiscal Year Ended June 30, 2019:
Allowance for doubtful accounts	$2,086	$553	$(1,016)	$(1,035)	$588
Valuation allowance for deferred tax assets	$20,831	$17,773	$—	$(3,692)	$34,912

Fiscal Year Ended June 30, 2018:
Allowance for doubtful accounts	$1,447	$1,880	$49	$(1,290)	$2,086
Valuation allowance for deferred tax assets	$20,712	$1,251	$—	$(1,132)	$20,831

Fiscal Year Ended June 30, 2017:
Allowance for doubtful accounts	$936	$1,077	$149	$(715)	$1,447
Valuation allowance for deferred tax assets	$21,172	$1,862	$—	$(2,322)	$20,712
Amounts above are inclusive our Hain Pure Protein reporting segment classified as discontinued operations

(i)	Represents the allowance for doubtful accounts of the business acquired or disposed of during the fiscal year

(ii)	Amounts written off and changes in exchange rates

(a)(3)     Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately following Item 16. “Form 10-K Summary,” which is incorporated herein by reference.

Item 16.        Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets dated August 27, 2019, between the Company and Ebro Foods S.A.

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of The Hain Celestial Group, Inc. (incorporated by reference to Exhibit 3.2(b) of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

3.3	The Hain Celestial Group, Inc. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

4.2	Description of Registrant’s Securities.

10.1.1
Third Amended and Restated Credit Agreement, dated February 6, 2018, among the Company, Hain Pure Protein Corporation, certain other wholly-owned Subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, U.S. Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch International Limited and Bank of America, N.A., Canada Branch, as Global Swing Line Lenders, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, Farm Credit East, ACA and JP Morgan Chase Bank, N.A., as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018).

10.1.2
First Amendment to Third Amendment and Restated Credit Agreement, dated November 7, 2018, by and among the Company, Hain Pure Protein Corporation, certain wholly-owned subsidiaries of the Company party thereto from time to time, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.1.3
Second Amendment to Third Amended and Restated Credit Agreement, dated February 6, 2019, by and among the Company, Hain Pure Protein Corporation, certain wholly-owned subsidiaries of the Company party thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2019).

10.1.4
Third Amendment to Third Amended and Restated Credit Agreement, dated May 8, 2019, by and among the Company, certain wholly-owned subsidiaries of the Company party thereto from time to time, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2019).

10.1.5
Security and Pledge Agreement, dated May 8, 2019, by and among the Company, certain wholly-owned subsidiaries of the Company party thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2019).

10.2.1*	The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan.

10.2.2*
Form of Restricted Stock Agreement under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2008).

10.2.3*
Form of Notice of Grant of Restricted Stock Award under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2008).

10.2.4*
Form of Performance Unit Agreement with the Company’s executive officers under the Company’s Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2019-2021 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

10.3*
The Hain Celestial Group, Inc. Inducement Grant Performance Units Agreement, dated November 6, 2018, between the Company and Mark L. Schiller (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on November 6, 2018).

10.4.1*
The Hain Celestial Group, Inc. 2019 Equity Inducement Award Program (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on February 19, 2019).

10.4.2*
Form of Inducement Award Agreement under The Hain Celestial Group, Inc. 2019 Equity Inducement Award Program (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

10.5*	The Hain Celestial Group, Inc. 2015-2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

10.6*
Employment Agreement, dated as of October 26, 2018, by and between the Company and Mark L. Schiller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2018).

10.7*
Offer Letter, dated June 22, 2017, between the Company and James M. Langrock (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on September 13, 2017).

10.8*
Offer Letter, dated January 3, 2019, between the Company and Christopher Boever (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

10.9*	Offer Letter, dated May 2, 2019, between the Company and Kevin McGahren.

10.10.1*
Employment Agreement between the Company and Irwin D. Simon, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the SEC on November 14, 2003).

10.10.2*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2009).

10.10.3*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2009).

10.10.4*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated as of June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2012).

10.10.5*
Amendment to Employment Agreement between the Company and Irwin D. Simon, dated November 2, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2012).

10.10.6*
Amendment to Employment Agreement between the Company and Irwin D. Simon dated September 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2014).

10.10.7*
Succession Agreement dated as of June 24, 2018, by and between the Company and Irwin D. Simon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018).

10.10.8*
Consulting Agreement between the Company and Irwin D. Simon dated October 26, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018, filed with the SEC on February 7, 2019).

10.11*
Separation Agreement, dated as of January 16, 2019, between the Company and Gary Tickle (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

10.12*	Form of Change in Control Agreement.

10.13*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed with the SEC on November 7, 2017).

10.14*
Form of Confidentiality, Non-Interference, and Invention Assignment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unaudited Pro Forma Consolidated Financial Statements.

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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

THE HAIN CELESTIAL GROUP, INC.

Date:	August 29, 2019	/s/ Mark L. Schiller
Mark L. Schiller, President, Chief Executive Officer and Director

Date:	August 29, 2019	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Schiller	President, Chief Executive Officer and Director	August 29, 2019
Mark L. Schiller

/s/ James Langrock	Executive Vice President and Chief Financial Officer	August 29, 2019
James Langrock

/s/ Michael McGuinness	Senior Vice President and Chief Accounting Officer	August 29, 2019
Michael McGuinness

/s/ Dean Hollis	Chair of the Board	August 29, 2019
Dean Hollis

/s/ Celeste A. Clark	Director	August 29, 2019
Celeste A. Clark

/s/ Shervin J. Korangy	Director	August 29, 2019
Shervin J. Korangy

/s/ Roger Meltzer	Director	August 29, 2019
Roger Meltzer

/s/ Glenn W. Welling	Director	August 29, 2019
Glenn W. Welling

/s/ Dawn M. Zier	Director	August 29, 2019
Dawn M. Zier