Form 10-Q
period 2019-09-30
HAIN CELESTIAL GROUP INC
filed 2019-11-07
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
or

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the transition period from                      to
Commission File No. 0-22818
___________________________________________
THE HAIN CELESTIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	22-3240619
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1111 Marcus Avenue, Lake Success, NY 11042
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (516) 587-5000
Former name, former address and former fiscal year, if changed since last report: N/A
___________________________________________

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
Yes  ☐    No  ☒

As of October 31, 2019, there were 104,333,512 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products and changes to the competitive environment, changes to consumer preferences, political uncertainty in the United Kingdom and the negotiation of its exit from the European Union, consolidation of customers or the loss of a significant customer, reliance on independent distributors, general economic and financial market conditions, risks associated with our international sales and operations, our ability to manage our supply chain effectively, volatility in the cost of commodities, ingredients, freight and fuel, our ability to execute and realize cost savings initiatives, including stock-keeping unit (“SKU”) rationalization plans, the impact of our debt and our credit agreements on our financial condition and our business, our ability to manage our financial reporting and internal control system processes, potential liabilities due to legal claims, government investigations and other regulatory enforcement actions, costs incurred due to pending and future litigation, potential liability, including in connection with indemnification obligations to our current and former officers and members of our Board of Directors that may not be covered by insurance, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to consummate divestitures, our ability to integrate past acquisitions, the availability of organic ingredients, disruption of operations at our manufacturing facilities, loss of one or more independent co-packers, disruption of our transportation systems, risks relating to the protection of intellectual property, the risk of liabilities and claims with respect to environmental matters, the reputation of our brands, our reliance on independent certification for a number of our products and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Form 10-K”) under the heading “Risk Factors” and Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND JUNE 30, 2019
(In thousands, except par values)

	September 30,	June 30,
	2019	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$20,522	$31,017
Accounts receivable, less allowance for doubtful accounts of $558 and $588, respectively	206,478	209,990
Inventories	301,351	299,341
Prepaid expenses and other current assets	36,508	51,391
Current assets of discontinued operations	—	110,048
Total current assets	564,859	701,787
Property, plant and equipment, net	288,104	287,845
Goodwill	867,071	875,881
Trademarks and other intangible assets, net	370,379	380,286
Investments and joint ventures	18,463	18,890
Operating lease right of use assets	81,830	—
Other assets	45,727	58,764
Noncurrent assets of discontinued operations	—	259,167
Total assets	$2,236,433	$2,582,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189,441	$219,957
Accrued expenses and other current liabilities	128,296	114,265
Current portion of long-term debt	2,223	17,232
Current liabilities of discontinued operations	—	31,703
Total current liabilities	319,960	383,157
Long-term debt, less current portion	323,386	613,537
Deferred income taxes	33,685	34,757
Operating lease liabilities, noncurrent portion	74,249	—
Other noncurrent liabilities	14,215	14,489
Noncurrent liabilities of discontinued operations	—	17,361
Total liabilities	765,495	1,063,301
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 108,873 and 108,833 shares, respectively; outstanding: 104,242 and 104,219 shares, respectively	1,089	1,088
Additional paid-in capital	1,161,537	1,158,257
Retained earnings	587,557	695,017
Accumulated other comprehensive loss	(168,894)	(225,004)
	1,581,289	1,629,358
Less: Treasury stock, at cost, 4,631 and 4,614 shares, respectively	(110,351)	(110,039)
Total stockholders’ equity	1,470,938	1,519,319
Total liabilities and stockholders’ equity	$2,236,433	$2,582,620

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2019	2018
Net sales	$482,076	$518,478
Cost of sales	384,245	429,570
Gross profit	97,831	88,908
Selling, general and administrative expenses	80,680	75,977
Amortization of acquired intangibles	3,083	3,359
Productivity and transformation costs	14,175	10,333
Chief Executive Officer Succession Plan expense, net	—	19,553
Proceeds from insurance claim	(2,562)	—
Accounting review and remediation costs	—	3,414
Long-lived asset impairment	—	4,236
Operating income (loss)	2,455	(27,964)
Interest and other financing expense, net	6,294	4,314
Other expense, net	1,328	600
Loss from continuing operations before income taxes and equity in net loss of equity-method investees	(5,167)	(32,878)
Benefit for income taxes	(531)	(9,966)
Equity in net loss of equity-method investees	317	175
Net loss from continuing operations	$(4,953)	$(23,087)
Net loss from discontinued operations, net of tax	(102,068)	(14,338)
Net loss	$(107,021)	$(37,425)

Net loss per common share:
Basic net loss per common share from continuing operations	$(0.05)	$(0.22)
Basic net loss per common share from discontinued operations	(0.98)	(0.14)
Basic net loss income per common share	$(1.03)	$(0.36)

Diluted net loss per common share from continuing operations	$(0.05)	$(0.22)
Diluted net loss per common share from discontinued operations	(0.98)	(0.14)
Diluted loss per common share	$(1.03)	$(0.36)

Shares used in the calculation of net loss per common share:
Basic	104,225	103,962
Diluted	104,225	103,962

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)

	Three Months Ended
	September 30, 2019			September 30, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net loss			$(107,021)			$(37,425)

Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$(38,942)	$—	(38,942)	$(13,519)	$—	(13,519)
Reclassification of currency translation adjustment included in Net loss from discontinued operations, net of tax	95,120	—	95,120	—	—	—
Change in deferred (losses) gains on cash flow hedging instruments	(78)	10	(68)	—	—	—
Total other comprehensive income (loss)	$56,100	$10	$56,110	$(13,519)	$—	$(13,519)

Total comprehensive loss			$(50,911)			$(50,944)
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319
Net loss				(107,021)				(107,021)
Cumulative effect of adoption of ASU 2016-02				(439)				(439)
Other comprehensive income							56,110	56,110
Issuance of common stock pursuant to stock-based compensation plans	40	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					17	(312)		(312)
Stock-based compensation expense			3,281					3,281
Balance at September 30, 2019	108,873	$1,089	$1,161,537	$587,557	4,631	$(110,351)	$(168,894)	$1,470,938

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,021)	$(37,425)
Net loss from discontinued operations	(102,068)	(14,338)
Net loss from continuing operations	(4,953)	(23,087)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	13,923	12,860
Deferred income taxes	(4,404)	(13,218)
Chief Executive Officer Succession Plan expense, net	—	19,241
Equity in net loss of equity-method investees	317	175
Stock-based compensation, net	2,737	98
Long-lived asset impairment	—	4,236
Other non-cash items, net	1,764	841
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(853)	3,766
Inventories	(5,507)	(18,640)
Other current assets	14,223	3
Other assets and liabilities	144	(32)
Accounts payable and accrued expenses	(20,972)	(5,813)
Net cash used in operating activities - continuing operations	(3,581)	(19,570)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13,164)	(22,261)
Other	—	(652)
Net cash used in investing activities - continuing operations	(13,164)	(22,913)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	80,000	70,000
Repayments under bank revolving credit facility	(178,500)	(60,000)
Repayments under term loan	(206,250)	(3,750)
Proceeds from (funding of) discontinued operations entities	312,195	(3,111)
Borrowings (repayments) of other debt, net	9	(776)
Shares withheld for payment of employee payroll taxes	(312)	(979)
Net cash provided by financing activities - continuing operations	7,142	1,384
Effect of exchange rate changes on cash - continuing operations	(892)	(670)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(8,026)	(14,587)
Cash provided by (used in) investing activities	306,420	(1,921)
Cash (used in) provided by financing activities	(306,366)	5,548
Effect of exchange rate changes on cash - discontinued operations	(537)	(390)
Net cash flows used in discontinued operations	(8,509)	(11,350)
Net decrease in cash and cash equivalents	(19,004)	(53,119)
Cash and cash equivalents at beginning of period	39,526	113,018
Cash and cash equivalents at end of period	$20,522	$59,899
Less: cash and cash equivalents of discontinued operations	—	(16,974)
Cash and cash equivalents of continuing operations at end of period	$20,522	$42,925
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share data)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 70 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, Terra®, The Greek Gods®, Walnut Acres®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

The Company’s strategy is to focus on simplifying the Company’s portfolio and reinvigorating profitable sales growth through discontinuing uneconomic investment, realigning resources to coincide with individual brand roles, reducing unproductive stock-keeping units (“SKUs”) and brands, and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio within North America and divided it into “Get Bigger” and “Get Better” brand categories.

The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth. In order to capitalize on the potential of these brands, the Company began reallocating resources to optimize assortment and increase share of distribution. In addition, the Company will increase its marketing and innovation investments.

The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit. Some of these are low margin, non-strategic brands that add complexity with minimal benefit to the Company’s operations. Accordingly, in fiscal 2019, the Company initiated a SKU rationalization, which included the elimination of approximately 350 low velocity SKUs. The elimination of these SKUs is expected to impact sales growth in the current fiscal year, but is expected to result in expanded profits and a remaining set of core SKUs that will maintain their shelf space in the store.

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. Accordingly, the Company divested of all of its operations of the Hain Pure Protein reportable segment and WestSoy® tofu, seitan and tempeh businesses in the United States in fiscal 2019, the entities comprising its Tilda operating segment and certain other assets of the Tilda business on August 27, 2019 and its Arrowhead Mills® and SunSpire® brands in October 2019.

Productivity and Transformation Costs
As part of the Company’s historical strategic review, it focused on a productivity initiative, which it called “Project Terra.” A key component of this project was the identification of global cost savings and the removal of complexity from the business. This review has included and continues to include streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.
In fiscal 2019, the Company announced a new transformation initiative, of which one aspect is to identify additional areas of productivity savings to support sustainable profitable performance.

Productivity and Transformation Costs include costs associated with these initiatives, which primarily include consulting and severance costs, as well as costs to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio.
Discontinued Operations
On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an Agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets (the “Sale and Purchase Agreement”). Under the Sale and Purchase Agreement, the Company sold the entities comprising its Tilda operating segment (the “Tilda Group Entities”) and certain other assets of the Tilda business to the Purchaser for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The other assets sold in the transaction consisted of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities. This disposition represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations.

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business, a component of the Company’s Hain Pure Protein Corporation (“HPPC”) operating segment. On June 28, 2019, the Company completed the sale of the remainder of HPPC and Empire Kosher which included the FreeBird and Empire Kosher businesses. These dispositions were undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable and faster growing core businesses. Collectively, these dispositions which were reported in the aggregate as the Hain Pure Protein reportable segment represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

The Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. The assets and liabilities of the Tilda operating segment are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

See Note 5, Discontinued Operations, for additional information.

Change in Reportable Segments

Historically, the Company had three reportable segments: United States, United Kingdom and Rest of World. Effective July 1, 2019, the Company reassessed its segment reporting structure due to changes in how the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker, assesses the Company’s performance and allocates resources as a result of a change in the Company’s strategy, which includes creating synergies among the Company’s United States and Canada businesses, as well as among the Company’s international businesses in the United Kingdom and Europe. As a result, the Canada and Hain Ventures operating segment, which were included within the Rest of World reportable segment, were moved to the United States reportable segment and renamed the North America reportable segment. Additionally, the Europe operating segment, which was included in the Rest of World reportable segment, was combined with the United Kingdom reportable segment and renamed the International reportable segment. Accordingly, the Company now operates under two reportable segments: North America and International.

Prior period segment information contained herein has been adjusted to reflect the Company’s new operating and reporting structure.

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP. The amounts as of and for the periods ended June 30, 2019 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2019 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Form 10-K”) for information not included in these condensed notes.

All amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousand, except par values and per share amounts, unless otherwise indicated.

Newly Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU replace most of the existing U.S. GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the standard as of July 1, 2019, using a modified retrospective approach.

Except for the accounting policy for leases appearing below, implemented as a result of adopting Topic 842, there have been no material changes in our significant accounting policies during the three months ended September 30, 2019, as compared to the significant accounting policies described in Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements as of June 30, 2019 and for the fiscal year then ended included in the Form 10-K.
Under Topic 842, we determine if an arrangement is a lease at inception. Operating lease assets are presented as operating lease right of use (“ROU”) assets, and corresponding operating lease liabilities are presented within accrued expenses and other current liabilities (current portions), and as operating lease liabilities, noncurrent portion, on our Consolidated Balance Sheet. Finance lease assets are included in property and equipment, net and corresponding finance lease liabilities are included within current portion of long-term debt and long-term debt, less current portion, on our Consolidated Balance Sheet.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the remaining lease payments over the lease term at commencement date. Our leases do not provide an implicit interest rate. We calculate the incremental borrowing rate to reflect the interest rate that we would have to pay to borrow on a fully collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has elected to separate lease and non-lease components. Additionally, some of the Company’s leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index updates are recorded as variable lease expense in the period incurred. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less and has elected to utilize the practical expedient permitted under the transition guidance of not reassessing whether existing contracts contain leases and carrying forward the historical classification of leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any related party leases and sublease transactions are de minimis.
Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities as of July 1, 2019 of $89,475 and $94,997, respectively, with the difference largely due to prepaid and deferred rent that were reclassified to the ROU asset value. In addition, the Company recorded a cumulative-effect adjustment to opening retained earnings of $439 for the impairment of an abandoned ROU asset at the effective date for a manufacturing facility in the United Kingdom that was previously impaired and the remaining lease payments were accounted for under ASC Topic 420, Exit or Disposal Obligations. The standard did not materially affect the Company’s consolidated net income or cash flows. See Note 8, Leases, for further details.

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for most financial assets. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Refer to Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements as of June 30, 2019 and for the fiscal year then ended included in the Form 10-K for a detailed discussion on additional recently issued accounting pronouncements not yet adopted by the Company. There has been no change to the statements made in the Form 10-K as of the date of filing of this Form 10-Q.

3.    CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 24, 2018, the Company entered into a CEO succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO (the “Succession Agreement”).

The Succession Agreement provided Mr. Simon with a cash separation payment of $34,295 payable in a single lump sum and cash benefits continuation costs of $208. These costs were recognized from June 24, 2018 through November 4, 2018, at which time the Company’s new CEO, Mr. Schiller, commenced his employment. Expense recognized in connection with these payments was $23,971 in the three months ended September 30, 2018. The cash separation payment was paid on May 6, 2019. Additionally, the Succession Agreement allowed for acceleration of vesting of all service-based awards outstanding at the termination of Mr. Simon’s employment. In connection with these accelerations, the Company recognized additional stock-based compensation expense of $470 ratably through November 4, 2018, of which $312 was recognized in the three months ended September 30, 2018 in the Consolidated Statement of Operations.
As further discussed in Note 13, Stock-based Compensation and Incentive Performance Plans, in the three months ended September 30, 2018, the Company’s Compensation Committee determined that no awards would be paid or vested pursuant to the 2016-2018 LTIP. Accordingly, the Company recorded a benefit of $5,065 associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 LTIP associated with Mr. Simon.

The aforementioned impacts were recorded in Chief Executive Officer Succession Plan expense, net on the Consolidated Statement of Operations.

4.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2019	2018
Numerator:
Net loss from continuing operations	$(4,953)	$(23,087)
Net loss from discontinued operations, net of tax	(102,068)	(14,338)
Net loss	$(107,021)	$(37,425)

Denominator:
Basic weighted average shares outstanding	104,225	103,962
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	—	—
Diluted weighted average shares outstanding	104,225	103,962

Basic net loss per common share:
Continuing operations	$(0.05)	$(0.22)
Discontinued operations	(0.98)	(0.14)
Basic net loss per common share	$(1.03)	$(0.36)

Diluted net loss per common share:
Continuing operations	$(0.05)	$(0.22)
Discontinued operations	(0.98)	(0.14)
Diluted net loss per common share	$(1.03)	$(0.36)

Basic net loss per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.

Due to our net losses in the three months ended September 30, 2019 and 2018, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations in each period.

There were 2,910 and 267 stock-based awards excluded from our diluted net loss per share calculations for the three months ended September 30, 2019 and 2018, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

There were 677 and 317 restricted stock awards excluded from our diluted net loss per share calculation for the three months ended September 30, 2019 and 2018, respectively, as such awards were anti-dilutive.

There were 109 and 112 potential shares of common stock issuable upon exercise of stock options excluded from our diluted net loss per share calculation for the three months ended September 30, 2019 and 2018, respectively, as they were anti-dilutive due to the net loss recorded in the period.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. As of September 30, 2019, the Company had not repurchased any shares under this program and had $250,000 of remaining capacity under the share repurchase program.

5. DISCONTINUED OPERATIONS

Sale of Tilda Business

On August 27, 2019, the Company and the Purchaser entered into, and consummated the transactions contemplated by, an Agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets (the “Sale and Purchase Agreement”). Under the Sale and Purchase Agreement, the Company sold the entities comprising its Tilda operating segment and certain other assets of the Tilda business (the “Tilda Group Entities”) to the Purchaser for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business which are still in process of being finalized. The other assets sold in the transaction consisted of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities.

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

The Company used the proceeds from the sale to pay down the remaining outstanding borrowings under its term loan and a portion of its revolving credit facility.

The disposition of the Tilda operating segment represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations.

The following table presents the major classes of Tilda’s line items constituting the “Net loss from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended September 30,
	2019	2018
Net sales	$27,732	$42,355
Cost of sales	24,152	31,669
Gross profit	3,580	10,686
Selling, general and administrative expense	4,939	6,280
Other expense	348	546
Interest expense(1)	2,432	3,391
Translation loss(2)	95,120	—
Gain on sale of discontinued operations	(13,922)	—
Net (loss) income from discontinued operations before income taxes	(85,337)	469
Provision for income taxes(3)	15,700	483
Net loss from discontinued operations, net of tax	$(101,037)	$(14)

(1) Interest expense was allocated to discontinued operations based on borrowings repaid with proceeds from the sale of Tilda.
(2) At the completion of the sale of the Tilda business, the Company reclassified $95,120 of cumulative translation losses from accumulated comprehensive loss to the Company’s results of its Tilda business’ discontinued operations.
(3) Includes $16,500 of tax expense related to the tax gain on the sale of Tilda.

Assets and liabilities of discontinued operations associated with Tilda presented in the Consolidated Balance Sheets as of June 30, 2019 are included in the following table:

June 30,
ASSETS	2019
Cash and cash equivalents	$8,509
Accounts receivable, less allowance for doubtful accounts	26,955
Inventories	65,546
Prepaid expenses and other current assets	9,038
Total current assets of discontinued operations(1)	110,048
Property, plant and equipment, net	40,516
Goodwill	133,098
Trademarks and other intangible assets, net	84,925
Other assets	628
Total noncurrent assets of discontinued operations(1)	259,167
Total assets of discontinued operations	$369,215

LIABILITIES
Accounts payable	$18,341
Accrued expenses and other current liabilities	4,675
Current portion of long-term debt	8,687
Total current liabilities of discontinued operations(1)	31,703
Deferred tax liabilities	17,153
Other noncurrent liabilities	208
Total noncurrent liabilities of discontinued operations(1)	17,361
Total liabilities of discontinued operations(1)	$49,064

(1) Assets and liabilities from discontinued operations were classified as current and noncurrent at June 30, 2019 as they did not meet the held-for-sale criteria.

Sale of Hain Pure Protein Reportable Segment

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation (“HPPC”) operating segment, which included the Plainville Farms and FreeBird businesses, and the EK Holdings, Inc. (“Empire Kosher” or “Empire”) operating segment, which were reported in the aggregate as the Hain Pure Protein reportable segment. Collectively, these dispositions represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

The Company is presenting the operating results and cash flows of Hain Pure Protein within discontinued operations in the current and prior periods.
Sale of Plainville Farms Business

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities of the Plainville Farms business as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provided for the issuance by the Company of an irrevocable stand-by letter of credit (the “letter of credit”) of $10,000 which expires nineteen months after issuance. As of June 30, 2019, the purchaser has fully drawn against the letter of credit. The Company is entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the letter of credit at any point from the date of issuance through the expiration of the letter of credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a subsequent change in control of the Plainville Farms business occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the letter of credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At September 30, 2019, the Company had not recorded an asset associated with the earnout.
Sale of HPPC and Empire Kosher
On June 28, 2019, the Company completed the sale of the remainder of HPPC and EK Holdings, which included the FreeBird and Empire Kosher businesses. The purchase price, net of estimated customary adjustments based on the closing balance sheet of HPPC, was $77,714. The Company is still in the process of finalizing the closing adjustments. The Company used the proceeds from the sale to pay down a portion of its outstanding borrowings under its term loan.
The following table presents the major classes of Hain Pure Protein’s line items constituting the “Net loss from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended September 30,
	2019	2018
Net sales	$—	$113,539
Cost of sales	—	123,114
Gross loss	—	(9,575)
Selling, general and administrative expense	—	4,243
Other expense	—	5,674
Loss on sale of discontinued operations(1)	1,424	—
Net loss from discontinued operations before income taxes	(1,424)	(19,492)
Benefit for income taxes	(393)	(5,168)
Net loss from discontinued operations, net of tax	$(1,031)	$(14,324)

(1) Primarily relates to preliminary closing balance sheet adjustments.

There were no assets or liabilities from discontinued operations associated with Hain Pure Protein at September 30, 2019 or June 30, 2019.

6.    INVENTORIES

Inventories consisted of the following:

	September 30, 2019	June 30, 2019
Finished goods	$208,132	$200,487
Raw materials, work-in-progress and packaging	93,219	98,854
	$301,351	$299,341

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value. In the fiscal year ended June 30, 2019, the Company recorded inventory write-downs of $12,381 in connection with the discontinuance of slow moving SKUs as part of a product rationalization initiative.

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2019	June 30, 2019
Land	$14,012	$14,240
Buildings and improvements	82,124	83,151
Machinery and equipment	289,363	274,554
Computer hardware and software	57,412	48,984
Furniture and fixtures	18,141	17,325
Leasehold improvements	40,738	32,264
Construction in progress	8,979	35,786
	510,769	506,304
Less: Accumulated depreciation and amortization	222,665	218,459
	$288,104	$287,845

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $7,705 and $7,280, respectively.

In the three months ended September 30, 2018, the Company recorded $4,236 of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom.

There were no impairment charges recorded in the three months ended September 30, 2019.

8.    LEASES
The Company leases office space, warehouse and distribution facilities, manufacturing equipment and vehicles primarily in North America and Europe. The Company determines if an agreement is or contains a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Companies are required to use the rate implicit in the lease whenever that rate is readily determinable and if the interest rate is not readily determinable, then a lessee may use its incremental borrowing rate. As the Company’s leases typically do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement in determining the present value of lease payments.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are based on the estimated present value of lease payments over the lease term and are recognized at the lease commencement date.

The lease terms determined by the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. A limited number of the Company’s lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements generally do not contain residual value guarantees or material restrictive covenants.
The Company has elected to separate lease and non-lease components. Additionally, some of the Company’s leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index updates are recorded as rent expense in the period incurred.
The components of lease expenses for the three months ended September 30, 2019 were as follows:

Three Months Ended
September 30, 2019
Operating lease expenses	$4,689
Finance lease expenses:
Amortization of ROU assets	280
Interest on lease liabilities	21
Total finance lease expenses	301
Variable lease expenses	859
Short-term lease expenses	440
Total lease expenses	$6,289

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	September 30, 2019
Assets
Operating lease ROU assets	Operating lease right of use assets	$81,830
Finance lease ROU assets, net	Property, plant and equipment, net	1,271
Total leased assets		$83,101

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$13,687
Finance	Current portion of long-term debt	369
Non-current
Operating	Operating lease liabilities, noncurrent portion	$74,249
Finance	Long-term debt, less current portion	380
Total lease liabilities		$88,685

Additional information related to leases is as follows:

Three Months Ended
September 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,735
Operating cash flows from finance leases	6
Financing cash flows from finance leases	119
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$86,213
Finance leases	948
Weighted average remaining lease terms
Operating leases	8.9 years
Finance leases	2.3 years
Weighted average discount rates
Operating leases	3.2%
Finance leases	2.2%

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Operating leases	Finance leases	Total
2019 (remainder of year)	$11,335	$273	$11,608
2020	13,947	314	14,261
2021	11,787	139	11,926
2022	10,905	36	10,941
2023	9,185	9	9,194
Thereafter	38,538	0	38,538
Total lease payments	95,697	771	96,468
Less: Imputed interest	7,761	22	7,783
Total lease liabilities	$87,936	$749	$88,685

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	North America	International	Total
Balance as of June 30, 2019 (a)	$612,590	$263,291	$875,881
Translation and other adjustments, net	(279)	(8,531)	(8,810)
Balance as of September 30, 2019 (a)	$612,311	$254,760	$867,071

(a) The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment, $29,219 related to the Company’s Europe operating segment and $7,700 related to the Company’s former Hain Ventures operating segment, whose goodwill and accumulated impairment charges were reallocated within the North America reportable segment to the United States and Canada operating segments on a relative fair value basis.

Beginning in the three months ended September 30, 2019, operations of Tilda have been classified as discontinued operations as discussed in Note 5, Discontinued Operations. Therefore, goodwill associated with Tilda is presented as assets of discontinued operations in the Consolidated Financial Statements.

The Company performs its annual test for goodwill and indefinite-lived intangible asset impairment as of the first day of the fourth quarter of its fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units or indefinite-life intangible assets below their carrying value, an interim test is performed.

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal year 2019, in conjunction with its budgeting and forecasting process for fiscal year 2020, and concluded that no indicators of impairment existed at any of its reporting units.

During fiscal 2019, the Company’s goodwill reporting units were Hain Pure Personal Care, Grocery and Snacks and Celestial Tea in the United States reportable segment, Hain Daniels, Ella’s Kitchen and Tilda in the United Kingdom reportable segment and Hain Canada, Hain Europe and Hain Ventures within the Rest of World reportable segment. As discussed in Note 17, Segment Information, effective July 1, 2019, the Company changed its segment reporting structure due to changes in how the Company’s Chief Operating Decision Maker (“CODM”), assesses the Company’s performance and allocates resources as a result of a change in the Company’s strategy. In connection with these changes, the Company’s reporting units now consist of the United States (as a single reporting unit) and Hain Canada within the North America reportable segment and Hain Daniels, Ella’s Kitchen, Tilda (prior to its sale on August 27, 2019) and Hain Europe within the International reportable segment. The brands constituting the Hain Ventures reporting unit were combined within the United States and Hain Canada reporting units, and its goodwill was reallocated to the United States and Canada operating segments on a relative fair value basis. The Company completed an assessment for potential impairment of the goodwill prior and subsequent to the aforementioned changes and determined that no impairment existed.

Other than the assessment of goodwill associated with the changes in our reporting units, there were no events or circumstances that warranted an interim impairment test for goodwill during the three months ended September 30, 2019.

Other Intangible Assets

The following table sets forth Consolidated Balance Sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	September 30, 2019	June 30, 2019
Non-amortized intangible assets:
Trademarks and tradenames (a)	$286,848	$291,199
Amortized intangible assets:
Other intangibles	199,783	204,630
Less: accumulated amortization	(116,252)	(115,543)
Net carrying amount	$370,379	$380,286

(a) The gross carrying value of trademarks and tradenames is reflected net of $83,734 of accumulated impairment charges.
There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three months ended September 30, 2019.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended September 30,
	2019	2018
Amortization of acquired intangibles	$3,083	$3,359

10.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2019	June 30, 2019
Revolving credit facility	$320,963	$420,575
Term loan	—	206,250
Less: Unamortized issuance costs	—	(1,022)
Other borrowings	4,646	4,966
	325,609	630,769
Short-term borrowings and current portion of long-term debt	2,223	17,232
Long-term debt, less current portion	$323,386	$613,537

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of September 30, 2019, there were $320,963 of borrowings outstanding under the revolving credit facility and $9,698 letters of credit outstanding under the Credit Agreement. In the three months ended September 30, 2019, the Company used the proceeds from the sale of Tilda, net of transaction costs, to prepay the entire principal amount of term loan outstanding under its credit facility and to partially pay down its revolving credit facility. In connection with the prepayment, the Company wrote off unamortized deferred debt issuance costs of $973, recorded in Interest and other financing expense, net in the Consolidated Statement of Operations.

On May 8, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby, among other things, its allowable consolidated leverage ratio (as defined in the Credit Agreement) and interest coverage ratio (as defined in the Credit Agreement) were adjusted. The Company’s allowable consolidated leverage ratio is no more than 4.75 to 1.0 from March 31, 2019 to December 31, 2019, no more than 4.50 to 1.0 at March 31, 2020, no more than 4.0 to 1.0 at June 30, 2020 and no more than 3.75 to 1.0 on September 30, 2020 and thereafter. Additionally, the Company’s required consolidated interest coverage ratio is no less than 3.0 to 1 through March 31, 2020, no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter.

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

As of September 30, 2019, $669,339 is available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at September 30, 2019 was 4.09%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

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

The effective income tax rates from continuing operations were benefits of 10.3% and 30.3% for the three months ended September 30, 2019 and September 30, 2018, respectively. The effective income tax rate from continuing operations for the three months ended September 30, 2019 and 2018 were impacted by provisions in the Tax Cuts and Jobs Act, primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance. During fiscal 2019, the Company recorded a partial valuation allowance against certain state deferred tax assets and state net operating loss carryforwards as it is not more likely than not that the state tax attributes will be realized. The Company continues to maintain this valuation allowance as of September 30, 2019.

The income tax expense from discontinued operations was $15,307 for the three months ended September 30, 2019, while the income tax benefit from discontinued operations was $4,685 for the three months ended September 30, 2018. The expense for income taxes for the three months ended September 30, 2019 was impacted by $16,500 of tax related to the tax gain on the sale of the Tilda entities. The income tax benefit for the three months ended September 30, 2018 was the result of current period book losses.
12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2019	2018
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$(38,942)	$(13,519)
Amounts reclassified into income (2)	95,120	—
Deferred (losses)/gains on cash flow hedging instruments:
Other comprehensive (loss) income before reclassifications	—	—
Amounts reclassified into income (3)	(68)	—
Net change in accumulated other comprehensive income (loss)	$56,110	$(13,519)

(1) Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were net losses of $863 and $159 for the three months ended September 30, 2019 and 2018, respectively.
(2) Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Tilda business, the Company reclassified $95,120 of translation losses from accumulated comprehensive loss to the Company’s results of discontinued operations.
(3) Amounts reclassified into income for deferred (losses)/gains on cash flow hedging instruments are recorded in “Cost of sales” in the Consolidated Statements of Operations, and before taxes, were $78 in the three months ended September 30, 2019. There were no amounts reclassified into income in the three months ended September 30, 2018.

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

2002 Long-Term Incentive and Stock Award Plan, as amended

In November 2002, our stockholders approved the 2002 Long-Term Incentive and Stock Award Plan. An aggregate of 3,200 shares of common stock were originally reserved for issuance under this plan. At various Annual Meetings of Stockholders, including the 2014 Annual Meeting, the plan was amended to increase the number of shares issuable to 31,500 shares. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, performance shares, performance share units and other equity awards to employees, directors and consultants. Awards denominated in shares of common stock other than options and stock appreciation rights will be counted against the available share limit as two and seven hundredths shares for every one share covered by such award. All of the options granted to date under the plan have been incentive or non-qualified stock options providing for the exercise price equal to the fair market price at the date of grant. Stock option awards granted under the plan expire seven years after the date of grant. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. No awards shall be granted under this plan after November 20, 2024. As of September 30, 2019, no options are outstanding under the plan.

2019 Equity Inducement Award Program

The primary purpose of the 2019 Equity Inducement Award Program is to further the long-term stability and success of the Company by providing a program to reward selected individuals newly hired as employees of the Company with grants of inducement awards. Shares issued under this program are granted outside of the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan.

Other Plans

At September 30, 2019, there were 122 options outstanding that were granted under a prior Celestial Seasonings plan. Although no further awards can be granted under the prior Celestial Seasonings plan, the options outstanding continue in accordance with the terms of the plan and grants.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended September 30,
	2019	2018
Selling, general and administrative expense	$2,737	$(214)
Chief Executive Officer Succession Plan expense, net	—	312
Discontinued operations	544	37
Total compensation cost recognized for stock-based compensation plans	$3,281	$135
Related income tax benefit	$373	$39

In the three months ended September 30, 2018, the Company recorded a benefit of $1,867 related to the reversal of expense associated with the TSR Grant under the 2017-2019 LTIP, as defined and discussed further below.

Restricted Stock

A summary of the restricted stock and restricted share unit activity for the three months ended September 30, 2019 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units at June 30, 2019	4,360	$7.92
Granted	3	$21.41
Vested	(40)	$24.68
Forfeited	(759)	$6.18
Non-vested restricted stock, restricted share units, and performance units at September 30, 2019	3,564	$8.12

	Three Months Ended September 30,
	2019	2018
Fair value of restricted stock and restricted share units granted	$59	$148
Fair value of shares vested	$770	$2,492
Tax benefit recognized from restricted shares vesting	$59	$620

At September 30, 2019, $17,622 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards was expected to be recognized over a weighted average period of approximately 1.9 years.

Stock Options

A summary of the stock option activity for the three months ended September 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2019	122	$2.26
Exercised	—	—
Options outstanding and exercisable at September 30, 2019	122	$2.26	11.8	$2,344

At September 30, 2019, there was no unrecognized compensation expense related to stock option awards.

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

As of September 30, 2019, the LTI Plan consisted of three performance-based long-term incentive plans (the “2017-2019 LTIP”, “2018-2020 LTIP” and “2019-2021 LTIP”) that provide for performance equity awards that can be earned over defined performance periods. As of September 30, 2018, the Company maintained the 2017-2019 LTIP and also maintained a 2016-2018 LTIP that provided for performance equity awards that could have been earned over a three-year performance period.

In the three months ended September 30, 2019, the Company recognized $1,264 in connection with the 2018-2020 and 2019-2021 LTIPs. No expense was recognized under the 2017-2019 LTIP in the three months ended September 30, 2019.

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

14.    INVESTMENTS

Equity method investment

On October 27, 2015, the Company acquired a 14.9% interest in Chop’t Creative Salad Company LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. Chop’t markets and sells certain of the Company’s branded products and provides consumer insight and feedback. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. During fiscal 2018, the Company’s ownership interest was reduced to 13.4% due to the distribution of additional ownership interests. Further ownership interest distributions could potentially dilute the Company’s ownership interest to as low as 11.9%. At September 30, 2019 and June 30, 2019, the carrying value of the Company’s investment in Chop’t was $14,583 and $14,632, respectively, and is included in the Consolidated Balance Sheets as a component of “Investments and joint ventures.”

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

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Forward foreign currency contracts	$34	$—	$34	$—
Equity investment	601	601	—	—
Total	$635	$601	$34	$—
Liabilities:
Forward foreign currency contracts	$203	$—	$203	$—
Total	$203	$—	$203	$—

The following table presents by level within the fair value hierarchy assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$44	$44	$—	$—
Forward foreign currency contracts	626	—	626	—
Equity investments	621	621	—	—
Total	$1,291	$665	$626	$—
Liabilities:
Forward foreign currency contracts	$103	$—	$103	$—
Total	$103	$—	$103	$—

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
The Company estimates the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company reassesses the fair value of contingent payments on a periodic basis. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts. At September 30, 2019 and June 30, 2019, the probability of payment related to existing contingent consideration arrangements was remote. Accordingly, no liability was recorded on the Consolidated Balance Sheets in either period.
There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2019 and September 30, 2018.

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

Derivative instruments designated at inception as hedges are measured for effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated other comprehensive (loss) income and is included in current period results. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three months ended September 30, 2019 and September 30, 2018.

The notional and fair value amounts of cash flow hedges at June 30, 2019 were $2,275 and $83 of net assets, respectively. There were no cash flow hedges outstanding at September 30, 2019.

The notional amounts of foreign currency exchange contracts not designated as hedges at September 30, 2019 and June 30, 2019 were $29,935 and $41,845, respectively. The fair values of foreign currency exchange contracts not designated as hedges at September 30, 2019 and June 30, 2019 were $169 of net liabilities and $440 of net assets, respectively.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material for the three months ended September 30, 2019 and September 30, 2018.

16.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its current and former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again names as defendants the Company and certain of its current and former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. This motion is fully briefed, and the parties await a decision.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively. Both the Scarola Complaint and the Shakir Complaint alleged breach of fiduciary duty, lack of oversight and unjust enrichment. On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action. Co-Lead Plaintiffs requested leave to file an amended consolidated complaint, and on January 14, 2019, the Court partially lifted the stay, ordering Co-Lead Plaintiffs to file their amended complaint by March 7, 2019. Co-Lead Plaintiffs filed a Verified Amended Shareholder Derivative Complaint on March 7, 2019. The Court continued the stay pending a decision on Defendants’ motion to dismiss in the Consolidated Securities Action (referenced above). After the Court in the Consolidated Securities Action dismissed the Amended Complaint, the Court in the Consolidated Derivative Action ordered Co-Lead Plaintiffs to file a second amended complaint no later than July 8, 2019. Co-Lead Plaintiffs filed a Verified Second Amended Shareholder Derivative Complaint on July 8, 2019 (the “Second Amended Derivative Complaint”). Defendants moved to dismiss the Second Amended Derivative Complaint on August 7, 2019. Co-Lead Plaintiffs filed an opposition to Defendants’ motion to dismiss, and Defendants submitted a reply on September 20, 2019. This motion is fully briefed, and the parties await a decision.

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

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs. On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the Consolidated Securities Action, described above.

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

17.    SEGMENT INFORMATION

Prior to July 1, 2019, the Company’s operations were managed in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Europe, Canada and Hain Ventures. For segment reporting purposes, based on economic similarity as outlined within Accounting Standards Codification (ASC) 280, Segment Reporting, the Company elected to combine the United Kingdom, Tilda and Ella’s Kitchen UK operating segments into one reportable segment known as “United Kingdom.” Additionally, the Canada, Europe and Hain Ventures operating segments were combined as the “Rest of World” reportable segment. Separately, the United States operating segment comprised its own reportable segment.

Effective July 1, 2019, the Company reassessed its segment reporting structure due to changes in how the Company’s CODM assesses the Company’s performance and allocates resources as a result of a change in the Company’s strategy, which includes creating synergies among the Company’s United States and Canada businesses, as well as among the Company’s international businesses in the United Kingdom and Europe. As a result, the Canada and Hain Ventures operating segments, which were included within the Rest of World reportable segment, were moved to the United States reportable segment and renamed the North America reportable segment. Additionally, the Europe operating segment, which was included in the Rest of World reportable segment, was combined with the United Kingdom reportable segment and renamed the International reportable segment. Accordingly, the Company now operates under two reportable segments: North America and International.

The prior period segment information contained below has been adjusted to reflect the Company’s new operating and reporting structure.

The Tilda operating segment was classified as discontinued operations as discussed in “Note 5, Discontinued Operations.” Therefore, segment information presented excludes the results of Tilda for all periods presented.

Net sales and operating income are the primary measures used by the Company’s CODM to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s Chief Executive Officer. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in Corporate and Other. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, certain Productivity and transformation costs are included in “Corporate and Other.” Expenses that are managed centrally, but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Assets are reviewed by the CODM on a consolidated basis and therefore are not reported by operating segment.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2019	2018
Net Sales:
North America	$271,701	$291,191
International	210,375	227,287
	$482,076	$518,478

Operating Income/(Loss):
North America	$15,132	$4,506
International	9,107	5,660
	24,239	10,166
Corporate and Other (a)	(21,784)	(38,130)
	$2,455	$(27,964)

(a) For the three months ended September 30, 2019, Corporate and Other includes $10,735 of Productivity and transformation costs, partially offset by a benefit of $2,562 of proceeds from insurance claim. For the three months ended September 30, 2018, Corporate and Other includes $19,553 of Chief Executive Officer Succession Plan expense, net, $7,977 of Productivity and transformation costs and $3,414 of accounting review and remediation costs.

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area were as follows:

	September 30, 2019	June 30, 2019
United States	$119,050	$115,866
United Kingdom	130,629	132,876
All Other	84,072	87,277
Total	$333,751	$336,019

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended September 30,
	2019	2018
United States	$236,334	$254,942
United Kingdom	161,581	179,436
All Other	84,161	84,100
Total	$482,076	$518,478

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes for the period ended September 30, 2019 thereto contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation, was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 70 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Bearitos®, Better Bean®, BluePrint®, Casbah®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Europe’s Best®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, Terra®, The Greek Gods®, Walnut Acres®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

The Company’s strategy is to focus on simplifying the Company’s portfolio and reinvigorating profitable sales growth through discontinuing uneconomic investment, realigning resources to coincide with individual brand roles, reducing unproductive stock-keeping units (“SKUs”) and brands, and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio within North America and divided it into “Get Bigger” and “Get Better” brand categories.

The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth. In order to capitalize on the potential of these brands, the Company began reallocating resources to optimize assortment and increase share of distribution. In addition, the Company will increase its marketing and innovation investments.

The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit. Some of these are low margin, non-strategic brands that add complexity with minimal benefit to the Company’s operations. Accordingly, in fiscal 2019, the Company initiated a SKU rationalization, which included the elimination of approximately 350 low velocity SKUs. The elimination of these SKUs is expected to impact sales growth in the current fiscal year, but is expected to result in expanded profits and a remaining set of core SKUs that will maintain their shelf space in the store.

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. Accordingly, the Company divested of all of its operations of the Hain Pure Protein reportable segment and WestSoy® tofu, seitan and tempeh businesses in the United States in fiscal 2019, the entities comprising its Tilda operating segment and certain other assets of the Tilda business on August 27, 2019 and its Arrowhead Mills® and SunSpire® brands in October 2019.

Productivity and Transformation

As part of the Company’s historical strategic review, it focused on a productivity initiative, which it called “Project Terra.” A key component of this project was the identification of global cost savings and the removal of complexity from the business. This review has included and continues to include streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.

In fiscal 2019, the Company announced a new transformation initiative, of which one aspect is to identify additional areas of productivity savings to support sustainable profitable performance.
Productivity and Transformation Costs include costs associated with these initiatives, which primarily include consulting and severance costs, as well as costs to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio.
Discontinued Operations

On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an Agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets (the “Sale and Purchase Agreement”). Under the Sale and Purchase Agreement, the Company sold the entities comprising its Tilda operating segment (the “Tilda Group Entities”) and certain other assets of the Tilda business to the Purchaser for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The other assets sold in the transaction consisted of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities. This disposition represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations.

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business, a component of the Company’s Hain Pure Protein Corporation (“HPPC”) operating segment. On June 28, 2019, the Company completed the sale of the remainder of HPPC and Empire Kosher which included the FreeBird and Empire Kosher businesses. These dispositions were undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable and faster growing core businesses. Collectively, these dispositions which were reported in the aggregate as the Hain Pure Protein reportable segment represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

The Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. The assets and liabilities of the Tilda operating segment are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on discontinued operations.

Change in Reportable Segments

Historically, the Company had three reportable segments: United States, United Kingdom and Rest of World. Effective July 1, 2019, the Company reassessed its segment reporting structure due to changes in how the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker, assesses the Company’s performance and allocates resources as a result of a change in the Company’s strategy, which includes creating synergies among the Company’s United States and Canada businesses, as well as among the Company’s international businesses in the United Kingdom and Europe. As a result, the Canada and Hain Ventures operating segment, which were included within the Rest of World reportable segment, were moved to the United States reportable segment and renamed the North America reportable segment. Additionally, the Europe operating segment, which was included in the Rest of World reportable segment, was combined with the United Kingdom reportable segment and renamed the International reportable segment. Accordingly, the Company now operates under two reportable segments: North America and International.

Prior period segment information contained herein has been adjusted to reflect the Company’s new operating and reporting structure.

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2019 and 2018 (amounts in thousands, other than percentages, which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2019		September 30, 2018		Dollars	Percentage
Net sales	$482,076	100.0%	$518,478	100.0%	$(36,402)	(7.0)%
Cost of sales	384,245	79.7%	429,570	82.9%	(45,325)	(10.6)%
Gross profit	97,831	20.3%	88,908	17.1%	8,923	10.0%
Selling, general and administrative expenses	80,680	16.7%	75,977	14.7%	4,703	6.2%
Amortization of acquired intangibles	3,083	0.6%	3,359	0.6%	(276)	(8.2)%
Productivity and transformation costs	14,175	2.9%	10,333	2.0%	3,842	37.2%
Chief Executive Officer Succession Plan expense, net	—	—%	19,553	3.8%	(19,553)	*
Proceeds from insurance claim	(2,562)	(0.5)%	—	—%	(2,562)	*
Accounting review and remediation costs	—	—%	3,414	0.7%	(3,414)	*
Long-lived asset impairment	—	—%	4,236	0.8%	(4,236)	*
Operating income (loss)	2,455	0.5%	(27,964)	(5.4)%	30,419	(108.8)%
Interest and other financing expense, net	6,294	1.3%	4,314	0.8%	1,980	45.9%
Other expense, net	1,328	0.3%	600	0.1%	728	121.3%
Loss from continuing operations before income taxes and equity in net loss of equity-method investees	(5,167)	(1.1)%	(32,878)	(6.3)%	27,711	(84.3)%
Benefit for income taxes	(531)	(0.1)%	(9,966)	(1.9)%	9,435	(94.7)%
Equity in net loss of equity-method investees	317	—%	175	—%	142	81.1%
Net loss from continuing operations	$(4,953)	(1.0)%	$(23,087)	(4.5)%	$18,134	(78.5)%
Net loss from discontinued operations, net of tax	(102,068)	(21.2)%	(14,338)	(2.8)%	(87,730)	(611.9)%
Net loss	$(107,021)	(22.2)%	$(37,425)	(7.2)%	$(69,596)	186.0%

Adjusted EBITDA	$32,090	6.7%	$28,694	5.5%	$3,396	11.8%
* Percentage is not meaningful

Net Sales

Net sales for the three months ended September 30, 2019 were $482.1 million, a decrease of $36.4 million, or 7.0%, from net sales of $518.5 million for the three months ended September 30, 2018. On a constant currency basis, net sales decreased approximately 4.8% from the prior year quarter. Net sales on a constant currency basis decreased in both the North America and International reportable segments. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the three months ended September 30, 2019 was $97.8 million, an increase of $8.9 million, or 10.0%, as compared to the prior year quarter. Gross profit margin was 20.3% of net sales, compared to 17.1% in the prior year quarter. The increased profit margin was primarily driven by supply chain efficiencies in North America.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $80.7 million for the three months ended September 30, 2019, an increase of $4.7 million, or 6.2%, from $76.0 million for the prior year quarter. Selling, general and administrative expenses were lower in the prior year quarter due to lower variable compensation costs, including stock-based compensation expense, primarily related to the reversal of previously accrued amounts under its 2016-2018 and 2017-2019 LTIPs due to specified performance metrics not being attained. See Note 13, Stock-based Compensation and Incentive Performance Plans, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion. Selling, general and administrative expenses as a percentage of net sales was 16.7% in the three months ended September 30, 2019 compared to 14.7% in the prior year quarter, reflecting an increase of 200 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $3.1 million for the three months ended September 30, 2019, a decrease of $0.3 million from $3.4 million in the prior year quarter. The decrease was due to the impact of movements in foreign currency.

Productivity and Transformation Costs

Productivity and transformation costs were $14.2 million for the three months ended September 30, 2019, an increase of $3.8 million from $10.3 million in the prior year quarter. The increase was primarily due to increased consulting fees incurred in connection with the Company’s ongoing transformation initiatives and increased severance costs for the three months ended September 30, 2019 as compared to the prior year period.

Chief Executive Officer Succession Plan Expense, net

Net costs and expenses associated with the Company’s Chief Executive Officer Succession Plan were $19.6 million for the three months ended September 30, 2018. There were no comparable expenses in the three months ended September 30, 2019. See Note 3, Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Proceeds from Insurance Claim

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount $4.5 million was recognized in fiscal 2019 as it relates to reimbursement of costs already incurred. The Company recorded the additional $2.6 million in the three months ended September 30, 2019.

Accounting Review and Remediation Costs

Costs and expenses associated with the internal accounting review, remediation and other related matters were $3.4 million for the three months ended September 30, 2018. No such costs were incurred in the three months ended September 30, 2019.

Long-lived Asset Impairment

During the three months ended September 30, 2018, the Company recorded non-cash impairment charges of $4.2 million related to the closure of a manufacturing facility in the United Kingdom. There were no impairment charges recorded in the three months ended September 30, 2019.

Operating Income (loss)

Operating income for the three months ended September 30, 2019 was $2.5 million compared to an operating loss of $28.0 million in the prior year quarter. The increase in operating income resulted from the items described above.

Interest and Other Financing Expense, net

Interest and other financing expense, net totaled $6.3 million for the three months ended September 30, 2019, an increase of $2.0 million, or 45.9%, from $4.3 million in the prior year quarter. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt and a $0.9 million write-off of deferred financing costs due to the repayment of the Company’s term loan. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense, net

Other expense, net, totaled $1.3 million for the three months ended September 30, 2019, compared to $0.6 million in the prior year quarter. The increase is primarily attributable to higher net unrealized foreign currency losses principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Loss From Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended September 30, 2019 was $5.2 million compared to $32.9 million for the three months ended September 30, 2018. The reduction in net loss was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit from continuing operations was $0.5 million for the three months ended September 30, 2019 compared to a tax benefit of $10.0 million in the prior year quarter.

The effective income tax benefit from continuing operations was 10.3% and a benefit of 30.3% for the three months ended September 30, 2019 and September 30, 2018, respectively. The effective income tax rate from continuing operations for the three months ended September 30, 2019 and 2018 were impacted by provisions in the Tax Cuts and Jobs Act, primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance. During fiscal 2019, the Company recorded a partial valuation allowance against certain state deferred tax assets and state net operating loss carryforwards as it is not more likely than not that the state tax attributes will be realized. The Company continues to maintain this valuation allowance as of September 30, 2019.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended September 30, 2019 was $0.3 million, compared to $0.2 million in the three months ended September 30, 2018. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended September 30, 2019 was $5.0 million compared to net loss of$23.1 million for the three months ended September 30, 2018. Net loss per diluted share from continuing operations was $0.05 for the three months ended September 30, 2019 compared to net loss per diluted share of $0.22 in the prior year quarter. The decreased net loss was attributable to the factors noted above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2019 was $102.1 million compared to $14.3 million in the three months ended September 30, 2018. Diluted net loss per common share from discontinued operations was $0.98 and $0.14 in the three months ended September 30, 2019 and 2018, respectively.

Net loss from discontinued operations for the three months ended September 30, 2019 included a reclassification of $95.1 million of cumulative translation losses from accumulated comprehensive loss to the Company’s results of the Tilda business’ discontinued operations. The income tax expense from discontinued operations was $15.3 million for the three months ended September 30, 2019, compared to an income tax benefit from discontinued operations of $4.7 million for the three months ended September 30, 2018. The expense for income taxes for the three months ended September 30, 2019 was impacted by $16.5 million of tax related to the tax gain on the sale of the Tilda entities. The income tax benefit for the three months ended September 30, 2018 was the result of book losses in the period.

Net loss from discontinued operations for the three months ended September 30, 2018 was primarily due to a net loss of $14.3 million associated with our former Hain Pure Protein business.

See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Loss

Net loss for the three months ended September 30, 2019 was $107.0 million compared to net loss of $37.4 million in the prior year quarter. Net loss per diluted share was $1.03 in the three months ended September 30, 2019 compared to net loss per diluted share of $0.36 in the three months ended September 30, 2018. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $32.1 million and $28.7 million for the three months ended September 30, 2019 and 2018, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended September 30, 2019 and 2018:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/19	$271,701	$210,375	$—	$482,076
Three months ended 9/30/18	291,191	227,287	—	518,478
$ change	$(19,490)	$(16,912)	n/a	$(36,402)
% change	(6.7)%	(7.4)%	n/a	(7.0)%

Operating income (loss)
Three months ended 9/30/19	$15,132	$9,107	$(21,784)	$2,455
Three months ended 9/30/18	4,506	5,660	(38,130)	(27,964)
$ change	$10,626	$3,447	$16,346	$30,419
% change	235.8%	60.9%	42.9%	108.8%

Operating income (loss) margin
Three months ended 9/30/19	5.6%	4.3%	n/a	0.5%
Three months ended 9/30/18	1.5%	2.5%	n/a	(5.4)%

North America

Our net sales in the North America reportable segment for the three months ended September 30, 2019 were $271.7 million, a decrease of $19.5 million, or 6.7%, from net sales of $291.2 million for the three months ended September 30, 2018. The decrease in net sales was primarily driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in North America for the three months ended September 30, 2019 was $15.1 million, an increase of $10.6 million from operating income of $4.5 million for the three months ended September 30, 2018. The increase in operating income was the result of increased gross profit in the United States as a result of supply chain efficiencies and reduced uneconomic trade and promotional spend, offset in part by increased marketing and advertising expense.

International

Our net sales in the International reportable segment for the three months ended September 30, 2019 were $210.4 million, a decrease of $16.9 million, or 7.4%, from net sales of $227.3 million for the three months ended September 30, 2018. On a constant currency basis, net sales decreased 2.5% from the prior year quarter. The net sales decrease on a constant currency basis was primarily due to discontinued sales of unprofitable SKUs, partially offset by growth in our plant based food and beverage products. Operating income in our International reportable segment for the three months ended September 30, 2019 was $9.1 million, an increase of $3.4 million from $5.7 million for the three months ended September 30, 2018. The increase in operating income was primarily due to operating efficiencies achieved at Hain Daniels driven by ongoing productivity and transformation initiatives and a decrease in marketing and advertising expense in both the Hain Daniels and Ella’s Kitchen operating segments.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Productivity and transformation costs of $10.7 million are included in Corporate and Other for the three months ended September 30, 2019. Chief Executive Officer Succession Plan expense, net, Productivity and transformation costs and Accounting review and remediation costs, net included within Corporate and Other expenses were $19.6 million, $8.0 million and $3.4 million, respectively, for the three months ended September 30, 2018.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Amended Credit Agreement (defined below).

Our cash and cash equivalents balance decreased $10.5 million at September 30, 2019 to $20.5 million as compared to $31.0 million at June 30, 2019. Our working capital from continuing operations was $244.9 million at September 30, 2019, an increase of $4.6 million from $240.3 million at the end of fiscal 2019.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of September 30, 2019, substantially all of the total cash balance from continuing operations was held outside of the United States due to debt repayments made towards our revolving credit facility at the end of the period by the United States operating segment. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we intend to further study changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2019, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,		Change in
(amounts in thousands)	2019	2018	Dollars	Percentage
Cash flows provided by (used in):
Operating activities from continuing operations	$(3,581)	$(19,570)	$15,989	81.7%
Investing activities from continuing operations	(13,164)	(22,913)	9,749	42.5%
Financing activities from continuing operations	7,142	1,384	5,758	416.0%
Effect of exchange rate changes on cash from continuing operations	(892)	(670)	(222)	(33.1)%
Decrease in cash from continuing operations	(10,495)	(41,769)	31,274	74.9%
Decrease in cash from discontinued operations	(8,509)	(11,350)	2,841	25.0%
Net decrease in cash and cash equivalents	$(19,004)	$(53,119)	$34,115	64.2%

Cash used in operating activities from continuing operations was $3.6 million for the three months ended September 30, 2019, a decrease of $16.0 million from $19.6 million of cash used in operating activities from continuing operations for the three months ended September 30, 2018. This decrease resulted primarily from an improvement of $8.2 million in net loss adjusted for non-cash charges and a decrease of $7.8 million of cash used in working capital accounts.

Cash used in investing activities from continuing operations was $13.2 million for the three months ended September 30, 2019, a decrease of $9.7 million from $22.9 million of cash used in investing activities from continuing operations for the three months ended September 30, 2018 primarily due to decreased capital expenditures.

Cash provided by financing activities from continuing operations was $7.1 million for the three months ended September 30, 2019, an increase of $5.8 million from $1.4 million for the three months ended September 30, 2018. Cash provided by financing activities from continuing operations included $312.2 million primarily related to the proceeds from the sale of Tilda, partially offset by $304.7 million of repayments of our term loan and revolving credit facility funded primarily through proceeds received from the sale of Tilda.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was negative $16.7 million for the three months ended September 30, 2019, an improvement of $25.1 million from negative $41.8 million in the three months ended September 30, 2018. This improvement resulted primarily from a decrease of $9.1 million in capital expenditures, an improvement of $8.2 million in net loss adjusted for non-cash charges and a decrease of $7.8 million of cash used in working capital accounts. We expect that our capital spending for fiscal 2020 will be approximately $70-$80 million, and we may incur additional costs in connection with ongoing productivity and transformation initiatives. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash used in operating activities from continuing operations to operating free cash flow from continuing operations.

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $1.0 billion revolving credit facility through February 6, 2023 and provides for a $0.3 million term loan. Under the Credit Agreement, the revolving credit facility may be increased by an additional uncommitted $0.4 million, provided certain conditions are met.

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of September 30, 2019, there were $321.0 million of borrowings outstanding under the revolving credit facility and $9.7 million letters of credit outstanding under the Credit Agreement.

On May 8, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby, among other things, its allowable consolidated leverage ratio (as defined in the Credit Agreement) and interest coverage ratio (as defined in the Credit Agreement) were adjusted. The Company’s allowable consolidated leverage ratio is no more than 4.75 to 1.0 from March 31, 2019 to December 31, 2019, no more than 4.50 to 1.0 at March 31, 2020, no more than 4.0 to 1.0 at June 30, 2020 and no more than 3.75 to 1.0 on September 30, 2020 and thereafter. Additionally, the Company’s required consolidated interest coverage ratio is no less than 3.0 to 1 through March 31, 2020, no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter.

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

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement.  Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at September 30, 2019 was 4.09%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

In the three months ended September 30, 2019, the Company used the proceeds from the sale of Tilda, net of transaction costs, to prepay the entire principal amount of term loan outstanding under the Amended Credit Agreement and to partially pay down the revolving credit facility. See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information on the sale of Tilda.

As of September 30, 2019, $669.3 million is available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

Share Repurchase Program

On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. As of September 30, 2019, the Company had not repurchased any shares under this program and had $250.0 million of remaining capacity under the share repurchase program.

Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures
We have included in this report measures of financial performance that are not defined by U.S. GAAP. We believe that these measures provide useful information to investors and include these measures in other communications to investors.
For each of these non-U.S. GAAP financial measures, we are providing below a reconciliation of the differences between the non-U.S. GAAP measure and the most directly comparable U.S. GAAP measure, an explanation of why our management and Board of Directors believe the non-U.S. GAAP measure provides useful information to investors and any additional purposes for which our management and Board of Directors use the non-U.S. GAAP measures. These non-U.S. GAAP measures should be viewed in addition to, and not in lieu of, the comparable U.S. GAAP measures.
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

A reconciliation between reported and constant currency net sales decrease is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended 9/30/19	$271,701	$210,375	$482,076
Impact of foreign currency exchange	356	11,338	11,694
Net sales on a constant currency basis - Three months ended 9/30/19	$272,057	$221,713	$493,770

Net sales - Three months ended 9/30/18	$291,191	$227,287	$518,478
Net sales decline on a constant currency basis	(6.6)%	(2.5)%	(4.8)%

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income before income taxes, net interest expense, depreciation and amortization, impairment of long-lived and intangible assets, equity in the earnings of equity-method investees, stock-based compensation, Productivity and transformation costs, and other non-recurring items. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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
A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2019	2018
Net loss	$(107,021)	$(37,425)
Net loss from discontinued operations	(102,068)	(14,338)
Net loss from continuing operations	(4,953)	(23,087)

Benefit for income taxes	(531)	(9,966)
Interest expense, net	4,552	3,804
Depreciation and amortization	13,923	12,860
Equity in net loss of equity-method investees	317	175
Stock-based compensation, net	2,737	(214)
Stock-based compensation expense in connection with Chief Executive Officer Succession Agreement	—	312
Long-lived asset impairment	—	4,236
Unrealized currency losses	1,684	590
EBITDA	$17,729	$(11,290)

Productivity and transformation costs	14,175	10,333
Chief Executive Officer Succession Plan expense, net	—	19,241
Proceeds from insurance claims	(2,562)	—
Accounting review and remediation costs	—	3,414
Warehouse/manufacturing facility start-up costs	1,879	4,599
SKU rationalization	(11)	—
Plant closure related costs	832	1,828
Litigation and related expenses	48	569
Adjusted EBITDA	$32,090	$28,694
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

A reconciliation from Cash flow used in operating activities from continuing operations to Operating free cash flow from continuing operations is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2019	2018
Net cash used in operating activities - continuing operations	$(3,581)	$(19,570)
Purchase of property, plant and equipment	(13,164)	(22,261)
Operating free cash flow from continuing operations	$(16,745)	$(41,831)

Off Balance Sheet Arrangements

At September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, trade promotions and sales incentives, valuation of accounts and chargebacks receivable, accounting for acquisitions, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation, and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three months ended September 30, 2019 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of September 30, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
As discussed in Note 2, Basis of Presentation, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Company implemented the new lease standard under ASC 842 as of July 1, 2019. In connection with these changes, the Company implemented certain modifications to internal controls over financial reporting, including the documentation of the policy regarding the new accounting for leases, implementation of processes to address various judgments and assessments necessary during the life of a lease, as well as implementing new controls to capture the expanded disclosures required under ASC 842.
Except as described above, there were no other changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its current and former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again names as defendants the Company and certain of its current and former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. This motion is fully briefed, and the parties await a decision.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste. On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the Board of Directors and certain officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively. Both the Scarola Complaint and the Shakir Complaint alleged breach of fiduciary duty, lack of oversight and unjust enrichment. On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action. Co-Lead Plaintiffs requested leave to file an amended consolidated complaint, and on January 14, 2019, the Court partially lifted the stay, ordering Co-Lead Plaintiffs to file their amended complaint by March 7, 2019. Co-Lead Plaintiffs filed a Verified Amended Shareholder Derivative Complaint on March 7, 2019. The Court continued the stay pending a decision on Defendants’ motion to dismiss in the Consolidated Securities Action (referenced above). After the Court in the Consolidated Securities Action dismissed the Amended Complaint, the Court in the Consolidated Derivative Action ordered Co-Lead Plaintiffs to file a second amended complaint no later than July 8, 2019. Co-Lead Plaintiffs filed a Verified Second Amended Shareholder Derivative Complaint on July 8, 2019 (the “Second Amended Derivative Complaint”). Defendants moved to dismiss the Second Amended Derivative Complaint on August 7, 2019. Co-Lead Plaintiffs filed an opposition to Defendants’ motion to dismiss, and Defendants submitted a reply on September 20, 2019. This motion is fully briefed, and the parties await a decision.

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

On August 10, 2017, the court granted the parties stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs. On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the Consolidated Securities Action, described above.

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

Item 1A.    Risk Factors

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019. There have been no material changes from the risk factors previously disclosed.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
July 1, 2019 - July 31, 2019	—	$—	—	250
August 1, 2019 - August 31, 2019	13,130	18.18	—	250
September 1, 2019 - September 30, 2019	3,423	21.32	—	250
Total	16,553	$18.83

(1) Shares surrendered for payment of employee payroll taxes due on shares issued under stockholder-approved stock-based compensation plans.
(2) On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. As of September 30, 2019, the Company had not repurchased any shares under this program and had $250 million of remaining capacity under the share repurchase program.

Item 6.        Exhibits

Exhibit Number	Description

2.1
Agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets dated August 27, 2019, between the Company and Ebro Foods S.A. (incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019).

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2(b) of the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1
The Hain Celestial Group, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019.

10.2	Separation Agreement, dated August 30, 2019, between the Company and Denise Faltischek.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 7, 2019	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	November 7, 2019	/s/ James Langrock
James Langrock, Executive Vice President and Chief Financial Officer