Form 10-Q
period 2019-12-31
HAIN CELESTIAL GROUP INC
filed 2020-02-06
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2019
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
Former name, former address and former fiscal year, if changed since last report: N/A
___________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HAIN	The NASDAQ Global Select Market

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
Yes  ☐    No  ☒

As of January 31, 2020, there were 104,384,620 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, the impact of competitive products and changes to the competitive environment, changes to consumer preferences, the United Kingdom's exit from the European Union, consolidation of customers or the loss of a significant customer, reliance on independent distributors, general economic and financial market conditions, risks associated with our international sales and operations, our ability to manage our supply chain effectively, volatility in the cost of commodities, ingredients, freight and fuel, our ability to execute and realize cost savings initiatives, including stock-keeping unit (“SKU”) rationalization plans, the impact of our debt and our credit agreements on our financial condition and our business, our ability to manage our financial reporting and internal control system processes, potential liabilities due to legal claims, government investigations and other regulatory enforcement actions, costs incurred due to pending and future litigation, potential liability, including in connection with indemnification obligations to our current and former officers and members of our Board of Directors that may not be covered by insurance, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to consummate divestitures, our ability to integrate past acquisitions, the availability of organic ingredients, disruption of operations at our manufacturing facilities, loss of one or more independent co-packers, disruption of our transportation systems, risks relating to the protection of intellectual property, the risk of liabilities and claims with respect to environmental matters, the reputation of our brands, our reliance on independent certification for a number of our products and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 under the heading “Risk Factors” and Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND JUNE 30, 2019
(In thousands, except par values)

	December 31,	June 30,
	2019	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$37,024	$31,017
Accounts receivable, less allowance for doubtful accounts of $558 and $588, respectively	206,583	209,990
Inventories	283,127	299,341
Prepaid expenses and other current assets	50,019	51,391
Current assets of discontinued operations	—	110,048
Total current assets	576,753	701,787
Property, plant and equipment, net	298,558	287,845
Goodwill	879,705	875,881
Trademarks and other intangible assets, net	378,796	380,286
Investments and joint ventures	18,990	18,890
Operating lease right of use assets	83,845	—
Other assets	48,298	58,764
Noncurrent assets of discontinued operations	—	259,167
Total assets	$2,284,945	$2,582,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187,376	$219,957
Accrued expenses and other current liabilities	123,272	114,265
Current portion of long-term debt	1,387	17,232
Current liabilities of discontinued operations	—	31,703
Total current liabilities	312,035	383,157
Long-term debt, less current portion	324,864	613,537
Deferred income taxes	35,012	34,757
Operating lease liabilities, noncurrent portion	76,726	—
Other noncurrent liabilities	15,225	14,489
Noncurrent liabilities of discontinued operations	—	17,361
Total liabilities	763,862	1,063,301
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 109,019 and 108,833 shares, respectively; outstanding:104,362 and 104,219 shares, respectively	1,091	1,088
Additional paid-in capital	1,164,618	1,158,257
Retained earnings	586,593	695,017
Accumulated other comprehensive loss	(120,197)	(225,004)
	1,632,105	1,629,358
Less: Treasury stock, at cost, 4,658 and 4,614 shares, respectively	(111,022)	(110,039)
Total stockholders’ equity	1,521,083	1,519,319
Total liabilities and stockholders’ equity	$2,284,945	$2,582,620
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales	$506,784	$533,566	$988,860	$1,052,044
Cost of sales	401,177	432,215	785,422	861,785
Gross profit	105,607	101,351	203,438	190,259
Selling, general and administrative expenses	79,078	78,496	159,758	154,473
Amortization of acquired intangibles	3,189	3,322	6,272	6,681
Productivity and transformation costs	12,260	9,872	26,435	20,205
Chief Executive Officer Succession Plan expense, net	—	10,148	—	29,701
Proceeds from insurance claim	—	—	(2,562)	—
Accounting review and remediation costs, net of insurance proceeds	—	920	—	4,334
Long-lived asset and intangibles impairment	1,889	19,473	1,889	23,709
Operating income (loss)	9,191	(20,880)	11,646	(48,844)
Interest and other financing expense, net	4,737	5,428	11,031	9,742
Other expense, net	1,244	371	2,572	971
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	3,210	(26,679)	(1,957)	(59,557)
Provision (benefit) for income taxes	1,020	5,097	489	(4,869)
Equity in net loss of equity-method investees	338	11	655	186
Net income (loss) from continuing operations	$1,852	$(31,787)	$(3,101)	$(54,874)
Net loss from discontinued operations, net of tax	(2,816)	(34,714)	(104,884)	(49,052)
Net loss	$(964)	$(66,501)	$(107,985)	$(103,926)

Net income (loss) per common share:
Basic net income (loss) per common share from continuing operations	$0.02	$(0.31)	$(0.03)	$(0.53)
Basic net loss per common share from discontinued operations	(0.03)	(0.33)	(1.01)	(0.47)
Basic net loss per common share	$(0.01)	$(0.64)	$(1.04)	$(1.00)

Diluted net income (loss) per common share from continuing operations	$0.02	$(0.31)	$(0.03)	$(0.53)
Diluted net loss per common share from discontinued operations	(0.03)	(0.33)	(1.01)	(0.47)
Diluted net loss per common share	$(0.01)	$(0.64)	$(1.04)	$(1.00)

Shares used in the calculation of net income (loss) per common share:
Basic	104,318	104,056	104,272	104,009
Diluted	104,619	104,056	104,272	104,009
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(In thousands)

	Three Months Ended
	December 31, 2019			December 31, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net loss			$(964)			$(66,501)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$48,655	$—	48,655	$(27,948)	$—	(27,948)
Change in deferred gains (losses) on cash flow hedging instruments	52	(10)	42	—	—	—
Total other comprehensive income (loss)	$48,707	$(10)	$48,697	$(27,948)	$—	$(27,948)

Total comprehensive income (loss)			$47,733			$(94,449)

	Six Months Ended
	December 31, 2019			December 31, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net loss			$(107,985)			$(103,926)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$9,713	$—	9,713	$(41,467)	$—	(41,467)
Reclassification of currency translation adjustment included in Net loss from discontinued operations, net of tax	95,120	—	95,120	—	—	—
Change in deferred losses on cash flow hedging instruments	(26)	—	(26)	—	—	—
Total other comprehensive income (loss)	$104,807	$—	$104,807	$(41,467)	$—	$(41,467)

Total comprehensive loss			$(3,178)			$(145,393)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319
Net loss				(107,021)				(107,021)
Cumulative effect of adoption of ASU 2016-02				(439)				(439)
Other comprehensive income							56,110	56,110
Issuance of common stock pursuant to stock-based compensation plans	40	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					17	(312)		(312)
Stock-based compensation expense			3,281					3,281
Balance at September 30, 2019	108,873	$1,089	$1,161,537	$587,557	4,631	$(110,351)	$(168,894)	$1,470,938
Net loss				(964)				(964)
Other comprehensive income							48,697	48,697
Issuance of common stock pursuant to stock-based compensation plans	146	2	(2)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					27	(671)		(671)
Stock-based compensation expense			3,083					3,083
Balance at December 31, 2019	109,019	$1,091	$1,164,618	$586,593	4,658	$(111,022)	$(120,197)	$1,521,083

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018
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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(In thousands)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,985)	$(103,926)
Net loss from discontinued operations	(104,884)	(49,052)
Net loss from continuing operations	(3,101)	(54,874)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	27,142	25,065
Deferred income taxes	(5,155)	(22,666)
Chief Executive Officer Succession Plan expense, net	—	29,272
Equity in net loss of equity-method investees	655	186
Stock-based compensation, net	5,820	1,991
Long-lived asset and intangibles impairment	1,889	23,709
Other non-cash items, net	2,661	1,285
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	7,540	9,540
Inventories	9,389	(5,748)
Other current assets	1,895	(1,528)
Other assets and liabilities	(1,242)	4,594
Accounts payable and accrued expenses	(30,345)	(10,830)
Net cash provided by (used in) operating activities - continuing operations	17,148	(4)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29,337)	(40,998)
Proceeds from sale of businesses and other	13,120	3,863
Net cash used in investing activities - continuing operations	(16,217)	(37,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	147,000	150,000
Repayments under bank revolving credit facility	(245,500)	(137,646)
Repayments under term loan	(206,250)	(7,500)
Proceeds from discontinued operations entities	309,929	13,550
Repayments of other debt, net	(501)	(601)
Shares withheld for payment of employee payroll taxes	(984)	(2,922)
Net cash provided by financing activities - continuing operations	3,694	14,881
Effect of exchange rate changes on cash - continuing operations	1,382	(1,492)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(5,687)	(2,859)
Cash provided by (used in) investing activities	301,815	(3,472)
Cash used in financing activities	(304,100)	(4,417)
Effect of exchange rate changes on cash - discontinued operations	(537)	(477)
Net cash flows used in discontinued operations	(8,509)	(11,225)
Net decrease in cash and cash equivalents and restricted cash	(2,502)	(34,975)
Cash and cash equivalents at beginning of period	39,526	113,018
Cash and cash equivalents and restricted cash at end of period	$37,024	$78,043
Less: cash and cash equivalents of discontinued operations	—	(17,098)
Cash and cash equivalents and restricted cash of continuing operations at end of period	$37,024	$60,945
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

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. Accordingly, the Company divested of all of its operations of the Hain Pure Protein reportable segment and WestSoy® tofu, seitan and tempeh businesses in the United States in fiscal 2019, the entities comprising its Tilda operating segment and certain other assets of the Tilda business in August 2019 and its Arrowhead Mills® and SunSpire® brands in October 2019.

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

Productivity and transformation costs include costs, such as consulting and severance costs, relating to streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.
Discontinued Operations
On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an agreement titled, "Agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets" (the “Sale and Purchase Agreement”).

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business, a component of the Company’s Hain Pure Protein Corporation (“HPPC”) operating segment. On June 28, 2019, the Company completed the sale of the remainder of HPPC and Empire Kosher which included the FreeBird and Empire Kosher businesses. These dispositions were undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable and faster growing core businesses. Collectively, these dispositions were reported in the aggregate as the Hain Pure Protein reportable segment.

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. The assets and liabilities of the Tilda operating segment are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of June 30, 2019. See Note 5, Discontinued Operations, for additional information.

Change in Reportable Segments

Historically, the Company had three reportable segments: United States, United Kingdom and Rest of World. Effective July 1, 2019, the Company reassessed its segment reporting structure and as a result, the Canada and Hain Ventures operating segments, which were included within the Rest of World reportable segment, were moved to the United States reportable segment and renamed the North America reportable segment. Additionally, the Europe operating segment, which was included in the Rest of World reportable segment, was combined with the United Kingdom reportable segment and renamed the International reportable segment. Accordingly, the Company now operates under two reportable segments: North America and International. Prior period segment information contained herein has been adjusted to reflect the Company’s new operating and reporting structure. See Note 17, Segment Information, for additional information.

2. BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company exerts significant influence, but which it does not control, are accounted for under the equity method of accounting. As such, consolidated net loss includes the Company's equity in the current earnings or losses of such companies.

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2019 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2019 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

All amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousand, except par values and per share amounts, unless otherwise indicated.

Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements in the Form 10-K. Included herein are certain updates to those policies.
Leases
Effective July 1, 2019, arrangements containing leases are evaluated as an operating or finance lease at lease inception. For operating leases, the Company recognizes an operating right-of-use ("ROU") asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term.

With the exception of certain finance leases, an implicit rate of return is not readily determinable for the Company's leases. For these leases, an incremental borrowing rate is used in determining the present value of lease payments, and is calculated based on information available at the lease commencement date. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow funds on a collateralized basis over a similar term. The Company references market yield curves which are risk-adjusted to approximate a collateralized rate in the currency of the lease. These rates are updated on a quarterly basis for measurement of new lease obligations.
Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recognized on the Company's balance sheet. The Company has elected to separate lease and non-lease components.
Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), effective July 1, 2019, using a modified retrospective approach. As permitted by the new guidance, the Company elected the package of practical expedients, which among other things, allowed historical lease classification to be carried forward.
Excluding Tilda, adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities as of July 1, 2019 of $87,414 and $92,982, respectively, with the difference largely due to prepaid and deferred rent that were reclassified to the ROU asset value. In addition, the Company recorded a cumulative-effect adjustment to opening retained earnings of $439 at adoption for the impairment of an abandoned ROU asset for a manufacturing facility in the United Kingdom that was previously impaired and the remaining lease payments were accounted for under ASC Topic 420, Exit or Disposal Obligations. The standard did not materially affect the Company’s consolidated net income (loss) or cash flows. See Note 8, Leases, for further details.

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for most financial assets. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurement by removing, modifying or adding certain disclosures. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amended guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3. FORMER CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 24, 2018, the Company entered into a CEO succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO (the “Succession Agreement”). The Succession Agreement provided Mr. Simon with a cash separation payment of $34,295 payable in a single lump sum and cash benefits continuation costs of $208. These costs were recognized from June 24, 2018 through November 4, 2018, at which time the Company’s new CEO, Mark L. Schiller, commenced his employment. Expense recognized in connection with these payments was $9,080 and $33,051 in the three and six months ended December 31, 2018. The cash separation payment was paid on May 6, 2019. Additionally, the Succession Agreement allowed for acceleration of vesting of all service-based awards outstanding at the termination of Mr. Simon’s employment. In connection with these accelerations, the Company recognized additional stock-based compensation expense of $429 ratably through November 4, 2018, of which $117 was recognized in the three months ended December 31, 2018. The aforementioned impacts were recorded in Chief Executive Officer Succession Plan expense, net in the Consolidated Statements of Operations.

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

On October 26, 2018, the Company and Mr. Simon entered into a consulting agreement (the “Consulting Agreement”) in order to, among other things, assist Mr. Schiller with his transition as the Company’s incoming CEO. The term of the Consulting Agreement commenced on November 5, 2018 and continued until February 5, 2019. Mr. Simon received an aggregate consulting fee of $975 as compensation for his services during the consulting term, of which $650 was recognized in the Consolidated Statements of Operations as a component of “Chief Executive Officer Succession Plan expense, net” in the three and six months ended December 31, 2018.

4. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income (loss) from continuing operations	$1,852	$(31,787)	$(3,101)	$(54,874)
Net loss from discontinued operations, net of tax	(2,816)	(34,714)	(104,884)	(49,052)
Net loss	$(964)	$(66,501)	$(107,985)	$(103,926)

Denominator:
Basic weighted average shares outstanding	104,318	104,056	104,272	104,009
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	301	—	—	—
Diluted weighted average shares outstanding	104,619	104,056	104,272	104,009

Basic net income (loss) per common share:
Continuing operations	$0.02	$(0.31)	$(0.03)	$(0.53)
Discontinued operations	(0.03)	(0.33)	(1.01)	(0.47)
Basic net loss per common share	$(0.01)	$(0.64)	$(1.04)	$(1.00)

Diluted net income (loss) per common share:
Continuing operations	$0.02	$(0.31)	$(0.03)	$(0.53)
Discontinued operations	(0.03)	(0.33)	(1.01)	(0.47)
Diluted net loss per common share	$(0.01)	$(0.64)	$(1.04)	$(1.00)

Basic net income (loss) per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.

Due to our net losses in the six months ended December 31, 2019 and the three and six months ended December 31, 2018, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per common share because the effect would have been anti-dilutive to the computations in each period.

There were 485 and 498 restricted stock awards and stock options excluded from our calculation of diluted net income (loss) per share for the three months ended December 31, 2019 and 2018, respectively, as such awards were anti-dilutive. Additionally, there were 2,550 and 1,152 stock-based awards excluded for the three months ended December 31, 2019 and 2018, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

There were 689 and 464 restricted stock awards and stock options excluded from our calculation of diluted net loss per share for the six months ended December 31, 2019 and 2018, respectively, as such awards were anti-dilutive. Additionally, there were 2,745 and 710 stock-based awards excluded for the six months ended December 31, 2019 and 2018, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. As of December 31, 2019, the Company had not repurchased any shares under this program and had $250,000 of remaining capacity under the share repurchase program.

5.  DISCONTINUED OPERATIONS

Sale of Tilda Business

On August 27, 2019, the Company and the Purchaser entered into, and consummated the transactions contemplated by the Sale and Purchase Agreement. Under the Sale and Purchase Agreement, the Company sold the entities comprising its Tilda operating segment (the “Tilda Group Entities”) and certain other assets of the Tilda business to the Purchaser for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The other assets sold in the transaction consisted of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities. In January 2020, the Company and the Purchaser agreed to fully resolve all matters relating to post-closing adjustments to the sale price, resulting in a final aggregate sale price of $341,800. The Company used the proceeds from the sale to pay down the remaining outstanding borrowings under its term loan and a portion of its revolving credit facility.

The Sale and Purchase Agreement contains representations, warranties and covenants that are customary for a transaction of this nature. The Company also entered into certain ancillary agreements with the Purchaser and certain of the Tilda Group Entities in connection with the Sale and Purchase Agreement, including a transitional services agreement (the "TSA") pursuant to which the Company and the Purchaser provide transitional services to one another, and business transfer agreements pursuant to which the applicable Tilda Group Entities will transfer certain non-Tilda assets and liabilities in India and the United Arab Emirates to subsidiaries of the Company to be formed in those countries. Additionally, the Company will distribute certain Tilda products in the United States, Canada and Europe through the expiration of the TSA.

The disposition of the Tilda operating segment represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations.

The following table presents the major classes of Tilda’s results within “Net loss from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales	$2,667	$50,590	$30,399	$92,945
Cost of sales	2,496	37,668	26,648	69,337
Gross profit	171	12,922	3,751	23,608
Selling, general and administrative expense	246	6,892	5,185	13,172
Other expense	824	537	1,172	1,083
Interest expense(1)	—	3,391	2,432	6,782
Translation loss(2)	—	—	95,120	—
Loss (gain) on sale of discontinued operations	3,752	—	(10,170)	—
Net (loss) income from discontinued operations before income taxes	(4,651)	2,102	(89,988)	2,571
(Benefit) provision for income taxes(3)	(1,835)	(407)	13,865	76
Net (loss) income from discontinued operations, net of tax	$(2,816)	$2,509	$(103,853)	$2,495

(1) Interest expense was allocated to discontinued operations based on borrowings repaid with proceeds from the sale of Tilda.
(2) At the completion of the sale of Tilda, the Company reclassified $95,120 of related cumulative translation losses from Accumulated other comprehensive loss to discontinued operations, net of tax.
(3) Includes a tax (benefit) provision related to the tax gain on the sale of Tilda of $(1,250) and $15,250 for the three and six months ended December 31, 2019, respectively.

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

Sale of Hain Pure Protein Reportable Segment

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the HPPC operating segment, which included the Plainville Farms and FreeBird businesses, and the EK Holdings, Inc. (“Empire Kosher” or “Empire”) operating segment, which were reported in the aggregate as the Hain Pure Protein reportable segment. Collectively, these dispositions represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

The Company is presenting the operating results and cash flows of Hain Pure Protein within discontinued operations in the current and prior periods.
Sale of Plainville Farms Business

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities of the Plainville Farms business as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provided for the issuance by the Company of an irrevocable stand-by letter of credit (the “Letter of Credit”) of $10,000 which expires nineteen months after issuance. As of June 30, 2019, the purchaser has fully drawn against the Letter of Credit. The Company is entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the Letter of Credit at any point from the date of issuance through the expiration of the Letter of Credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a subsequent change in control of the Plainville Farms business occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the Letter of Credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At December 31, 2019, the Company had not recorded an asset associated with the earnout.
Sale of HPPC and Empire Kosher
On June 28, 2019, the Company completed the sale of the remainder of HPPC and EK Holdings, which included the FreeBird and Empire Kosher businesses. The purchase price, net of estimated customary adjustments based on the closing balance sheet of HPPC, was $77,714. The Company is in the process of finalizing the closing adjustments. The Company used the proceeds from the sale to pay down a portion of its outstanding borrowings under its term loan.
The following table presents the major classes of Hain Pure Protein’s results within “Net loss from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales	$—	$147,181	$—	$260,720
Cost of sales	—	144,682	—	267,796
Gross profit (loss)	—	2,499	—	(7,076)
Selling, general and administrative expense	—	4,750	—	8,992
Asset impairments	—	54,946	—	57,904
Other expense	—	2,478	—	5,195
Loss on sale of discontinued operations(1)	—	—	1,424	—
Net loss from discontinued operations before income taxes	—	(59,675)	(1,424)	(79,167)
Benefit for income taxes	—	(22,452)	(393)	(27,620)
Net loss from discontinued operations, net of tax	$—	$(37,223)	$(1,031)	$(51,547)

(1) Primarily relates to preliminary closing balance sheet adjustments.

There were no assets or liabilities from discontinued operations associated with Hain Pure Protein at December 31, 2019 or June 30, 2019.

6. INVENTORIES

Inventories consisted of the following:

	December 31, 2019	June 30, 2019
Finished goods	$192,587	$199,754
Raw materials, work-in-progress and packaging	90,540	99,587
	$283,127	$299,341

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value. During the six months ended December 31, 2019 and the fiscal year ended June 30, 2019, the Company recorded inventory write-downs of $3,916 and $12,381, respectively, in connection with the discontinuance of slow moving SKUs as part of a product rationalization initiative.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2019	June 30, 2019
Land	$14,323	$14,240
Buildings and improvements	84,883	83,151
Machinery and equipment	290,712	274,554
Computer hardware and software	59,889	48,984
Furniture and fixtures	19,074	17,325
Leasehold improvements	42,026	32,264
Construction in progress	14,345	35,786
	525,252	506,304
Less: accumulated depreciation and amortization	226,694	218,459
	$298,558	$287,845

Depreciation and amortization expense for the three months ended December 31, 2019 and 2018 was $8,024 and $6,757, respectively. Such expense for the six months ended December 31, 2019 and 2018 was $15,729 and $14,230, respectively.

In the six months ended December 31, 2018, the Company recorded $5,275 of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom. Additionally, the Company recorded a $534 non-cash impairment charge to write down the value of certain machinery and equipment used to manufacture certain slow moving SKUs in the United States that were discontinued. There were no impairment charges recorded during the six months ended December 31, 2019.

8. LEASES
The Company leases office space, warehouse and distribution facilities, manufacturing equipment and vehicles primarily in North America and Europe. The Company determines if an arrangement is or contains a lease at inception. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements generally do not contain residual value guarantees or material restrictive covenants. A limited number of lease agreements include rental payments adjusted periodically for inflation.
Some of the Company’s leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index changes are recorded as variable lease expense in the period incurred. The Company does not have any related party leases, and sublease transactions are de minimis.
The components of lease expenses for the three and six months ended December 31, 2019 were as follows:

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease expenses	$4,800	$9,489
Finance lease expenses:
Amortization of ROU assets	168	448
Interest on lease liabilities	20	41
Total finance lease expenses	188	489
Variable lease expenses	381	1,240
Short-term lease expenses	419	859
Total lease expenses	$5,788	$12,077

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2019
Assets
Operating lease ROU assets	Operating lease right of use assets	$83,845
Finance lease ROU assets, net	Property, plant and equipment, net	1,267
Total leased assets		$85,112

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$13,567
Finance	Current portion of long-term debt	442
Non-current
Operating	Operating lease liabilities, noncurrent portion	76,726
Finance	Long-term debt, less current portion	412
Total lease liabilities		$91,147

Additional information related to leases is as follows:

Six Months Ended
December 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,113
Operating cash flows from finance leases	$12
Financing cash flows from finance leases	$244
Right-of-use assets obtained in exchange for lease obligations (a):
Operating leases	$92,640
Finance leases	$1,131
Weighted average remaining lease term:
Operating leases	8.6 years
Finance leases	2.4 years
Weighted average discount rate:
Operating leases	2.7%
Finance leases	3.1%

(a) Right-of-use assets obtained in exchange for lease obligations includes the impact of the adoption of ASU 2016-02 effective July 1, 2019 (see Note 2) and leases which commenced, were modified or terminated during the six months ended December 31, 2019.

Maturities of lease liabilities as of December 31, 2019 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2020 (remainder of year)	$7,555	$238	$7,793
2021	15,258	369	15,627
2022	12,987	184	13,171
2023	11,994	54	12,048
2024	10,191	27	10,218
Thereafter	44,398	6	44,404
Total lease payments	102,383	878	103,261
Less: Imputed interest	12,090	24	12,114
Total lease liabilities	$90,293	$854	$91,147

The aggregate minimum future lease payments for operating leases at June 30, 2019 were as follows:

Fiscal Year
2020	$19,426
2021	16,584
2022	14,218
2023	13,221
2024	11,041
Thereafter	44,452
$118,942

At December 31, 2019, the Company had additional leases that had not yet commenced. Obligations under these leases are not material.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2019 (a)	$612,590	$263,291	$875,881
Divestiture	(4,357)	—	(4,357)
Translation and other adjustments, net	(32)	8,213	8,181
Balance as of December 31, 2019 (a)	$608,201	$271,504	$879,705

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

During fiscal 2019, the Company’s reporting units were Hain Pure Personal Care, Grocery and Snacks and Celestial Tea in the United States reportable segment, Hain Daniels, Ella’s Kitchen and Tilda in the United Kingdom reportable segment and Hain Canada, Hain Europe and Hain Ventures within the Rest of World reportable segment. As discussed in Note 17, Segment Information, effective July 1, 2019, the Company changed its segment reporting structure due to changes in how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources as a result of a change in the Company’s strategy. In connection with these changes, the Company’s reporting units now consist of the United States (as a single reporting unit) and Hain Canada within the North America reportable segment and Hain Daniels, Ella’s Kitchen, Tilda (prior to its sale on August 27, 2019) and Hain Europe within the International reportable segment. The brands constituting the Hain Ventures reporting unit were combined within the United States and Hain Canada reporting units, and its goodwill was reallocated to the United States and Canada operating segments on a relative fair value basis. The Company completed an assessment for potential impairment of the goodwill both prior and subsequent to the aforementioned changes and determined that no impairment indicators were present.

On October 7, 2019, the Company completed the divestiture of its Arrowhead and Sunspire businesses, components of the United States reporting unit, for a purchase price of $13,347 following post-closing adjustments, recognizing a loss on sale of $1,783 during the three and six months ended December 31, 2019. Goodwill of $4,357 was assigned to the divested businesses on a relative fair value basis. An interim impairment analysis was performed for the United States reporting unit both before and after the sale, noting no impairment indicators were present.

Beginning in the three months ended September 30, 2019, operations of Tilda have been classified as discontinued operations as discussed in Note 5, Discontinued Operations. Therefore, goodwill associated with Tilda is presented as Assets of discontinued operations in the consolidated financial statements.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	December 31, 2019	June 30, 2019
Non-amortized intangible assets:
Trademarks and tradenames (a)	$293,362	$291,199
Amortized intangible assets:
Other intangibles	209,568	204,630
Less: accumulated amortization	(124,134)	(115,543)
Net carrying amount	$378,796	$380,286

(a) The gross carrying value of trademarks and tradenames is reflected net of $85,623 and $83,734 of accumulated impairment charges as of December 31, 2019 and June 30, 2019, respectively.

During the three months ended December 31, 2019 and 2018, the Company determined that indicators of impairment existed in certain of the Company’s indefinite-lived tradenames. The Company performed interim impairment analyses during the respective periods, and determined that the fair value of certain of the Company’s tradenames was below their carrying value. During the three months ended December 31, 2019, an impairment charge of $1,889 was recognized in the North America segment. During the three months ended December 31, 2018, an impairment charge of $17,900 was recognized ($15,113 in the North America segment and $2,787 in the International segment).

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Amortization of acquired intangibles	$3,189	$3,322	$6,272	$6,681

10. DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2019	June 30, 2019
Revolving credit facility	$321,700	$420,575
Term loan	—	206,250
Less: Unamortized issuance costs	—	(1,022)
Other borrowings	4,551	4,966
	326,251	630,769
Short-term borrowings and current portion of long-term debt	1,387	17,232
Long-term debt, less current portion	$324,864	$613,537

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in euros, pounds sterling and Canadian dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of December 31, 2019, there were $321,700 of borrowings outstanding under the revolving credit facility and $9,698 letters of credit outstanding under the Credit Agreement. In the six months ended December 31, 2019, the Company used the proceeds from the sale of Tilda, net of transaction costs, to prepay the entire principal amount of term loan outstanding under its credit facility and to partially pay down its revolving credit facility. In connection with the prepayment, the Company wrote off unamortized deferred debt issuance costs of $973, recorded in Interest and other financing expense, net in the Consolidated Statements of Operations.

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

As of December 31, 2019, $668,602 was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement. Swing line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at December 31, 2019 was 3.12%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

11. INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. The Company calculated its tax rate on a discrete basis for the six months ended December 31, 2018 due to significant variations in the relationship between tax expense and projected pre-tax income. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate from continuing operations was expense of 31.8% and 19.1% for the three months ended December 31, 2019 and 2018, respectively. The effective income tax rate from continuing operations was expense of 25.0% and a benefit of 8.2% for the six months ended December 31, 2019 and 2018, respectively. The effective income tax rates from continuing operations in all periods were impacted by provisions in the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance. During the three months ended December 31, 2018, the Company finalized its accounting for income tax effects of the Tax Act and recorded additional expense related to its transition tax liability.

The income tax from discontinued operations was a benefit of $1,835 and expense of $13,472 for the three and six months ended December 31, 2019, respectively, while the income tax benefit from discontinued operations was $22,859 and $27,544 for the three and six months ended December 31, 2018, respectively. The expense for income taxes for the six months ended December 31, 2019 was impacted by $15,250 of tax related to the tax gain on the sale of the Tilda Group Entities. The benefit from income taxes for the three and six months ended December 31, 2018 includes the reversal of the $12,250 deferred tax liability previously recorded related to Hain Pure Protein being classified as held-for-sale. Additionally, the three and six month tax benefit is impacted by the tax effect of current period book losses as well as deferred tax benefit arising from asset impairment charges.

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$48,655	$(27,948)	$9,713	$(41,467)
Amounts reclassified into income (2)	—	—	95,120	—
Deferred gains (losses) on cash flow hedging instruments:
Amounts reclassified into income (3)	42	—	(26)	—
Net change in accumulated other comprehensive loss	$48,697	$(27,948)	$104,807	$(41,467)

(1) Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were net gains of $613 and net losses of $313 for the three months ended December 31, 2019 and 2018, respectively, and net losses of $250 and $472 for the six months ended December 31, 2019 and 2018, respectively.
(2) Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of Tilda, the Company reclassified $95,120 of translation losses from accumulated comprehensive loss to the Company’s results of discontinued operations.
(3) Amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments are recorded in Cost of sales in the Consolidated Statements of Operations and, before taxes, were $52 and $(26) in the three and six months ended December 31, 2019, respectively. There were no amounts reclassified into income in the three and six months ended December 31, 2018.

13. STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has one stockholder approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program to induce selected individuals to become employees of the Company. The Company maintains a long-term incentive program (the “LTI Plan”). As of December 31, 2019, the LTI Plan consisted of two performance-based long-term incentive plans (the “2018-2020 LTIP” and “2019-2021 LTIP”) that provide for performance equity awards that can be earned over defined performance periods. As of December 31, 2018, the Company maintained the 2017-2019 LTIP in addition to a 2016-2018 LTIP that provided for performance equity awards that could have been earned over a three-year performance period. The Company's plans are described in Note 14, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Selling, general and administrative expense	$3,083	$1,776	$5,820	$1,562
Chief Executive Officer Succession Plan expense, net	—	117	—	429
Discontinued operations	—	18	544	55
Total compensation cost recognized for stock-based compensation plans	$3,083	$1,911	$6,364	$2,046
Related income tax benefit	$297	$256	$670	$295

During the six months ended December 31, 2018, the Company determined that the achievement of the adjusted operating income goals required to be met for Section 162(m) funding were not probable and therefore no awards would be paid or vested pursuant to the 2016-2018 LTIP and 2017-2019 LTIP. As such, in the six months ended December 31, 2018, the Company recorded a benefit of $9,478 associated with the reversal of previously accrued amounts for awards under these plans that were dependent on the achievement of pre-determined performance measures. Of this amount, $5,065 was recorded in Chief Executive Officer Succession Plan expense, net, and $4,413 was recorded to Selling, general and administration expense (including $1,867 of stock-based compensation expense).

Restricted Stock

A summary of the restricted stock and restricted share unit activity for the six months ended December 31, 2019 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units outstanding at June 30, 2019	2,729	$12.94
Granted	486	$18.43
Vested	(188)	$23.31
Forfeited	(1,094)	$7.89
Non-vested restricted stock, restricted share units, and performance units outstanding at December 31, 2019	1,933	$15.48

At December 31, 2019 and June 30, 2019, the table above includes a total of 1,318 and 1,964 shares, respectively, that represent the target number of shares that may be earned under non-vested performance equity awards that are eligible to vest at 300% of target depending on the achievement of pre-defined performance criteria. Additionally, at December 31, 2019 and June 30, 2019, the table above includes a total of 29 and 42 shares, respectively, that represent the target number of shares that may be earned under non-vested performance equity awards that are eligible to vest at 150% of target depending on the achievement of pre-defined performance criteria.

	Six Months Ended December 31,
	2019	2018
Fair value of restricted stock and restricted share units granted	$8,963	$10,073
Fair value of shares vested	$4,276	$6,938
Tax (benefit) expense recognized from restricted shares vesting	$(58)	$2,561

At December 31, 2019, there was $20,957 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

A summary of the stock option activity for the six months ended December 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2019	122	$2.26
Exercised	—	—
Options outstanding and exercisable at December 31, 2019	122	$2.26	11.5	$2,890

At December 31, 2019, there was no unrecognized compensation expense related to stock option awards.

14. INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Chop't Holdings, LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. At December 31, 2019 and June 30, 2019, the carrying value of the Company’s investment in Chop’t was $14,287 and $14,632, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

15. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

The Company’s financial assets and liabilities measured at fair value are required to be grouped in one of three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
•Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$3,006	$3,006	$—	$—
Forward foreign currency contracts	374	—	374	—
Equity investment	652	652	—	—
Total	$4,032	$3,658	$374	$—
Liabilities:
Forward foreign currency contracts	$709	$—	$709	$—
Total	$709	$—	$709	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$44	$44	$—	$—
Forward foreign currency contracts	626	—	626	—
Equity investment	621	621	—	—
Total	$1,291	$665	$626	$—
Liabilities:
Forward foreign currency contracts	$103	$—	$103	$—
Total	$103	$—	$103	$—

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
At December 31, 2019 and June 30, 2019, the probability of payment related to existing contingent consideration arrangements was remote. Accordingly, no liability was recorded on the Consolidated Balance Sheets in either period.
There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2019 and December 31, 2018.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (See Note 10, Debt and Borrowings).

In addition to the instruments named above, the Company also makes fair value measurements in connection with its interim and annual goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy (See Note 9, Goodwill and Other Intangible Assets).

Derivative Instruments

The Company primarily has exposure to changes in foreign currency exchange rates relating to certain anticipated cash flows and firm commitments from its international operations. The Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. Derivative financial instruments are not used for speculative purposes. The fair value of these derivatives is included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Consolidated Balance Sheets. For derivative instruments that qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in Accumulated other comprehensive loss and recognized in earnings when the hedged item affects earnings. Fair value hedges and derivative instruments not designated as hedges are marked-to-market each reporting period with any unrealized gains or losses recognized in earnings.

Derivative instruments designated as hedges at inception are measured for effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in Accumulated other comprehensive loss and is included in current period earnings. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three and six months ended December 31, 2019 and December 31, 2018.

The notional amount of cash flow hedges at December 31, 2019 and June 30, 2019 was $10,095 and $2,275, respectively. The fair value of cash flow hedges at December 31, 2019 and June 30, 2019 was $102 of net liabilities and $83 of net assets, respectively.
The notional amounts of foreign currency exchange contracts not designated as hedges at December 31, 2019 and June 30, 2019 were $58,746 and $41,845, respectively. The fair values of foreign currency exchange contracts not designated as hedges at December 31, 2019 and June 30, 2019 were $233 of net liabilities and $440 of net assets, respectively.

Gains and losses related to both designated and non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material for the three and six months ended December 31, 2019 and December 31, 2018.

16. COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities

Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again names as defendants the Company and certain of its current and former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. This motion is fully briefed, and the parties await a decision.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the former Board of Directors and certain former officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste.  On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the former Board of Directors and certain former officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively. Both the Scarola Complaint and the Shakir Complaint alleged breach of fiduciary duty, lack of oversight and unjust enrichment. On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action. Co-Lead Plaintiffs requested leave to file an amended consolidated complaint, and on January 14, 2019, the Court partially lifted the stay, ordering Co-Lead Plaintiffs to file their amended complaint by March 7, 2019. Co-Lead Plaintiffs filed a Verified Amended Shareholder Derivative Complaint on March 7, 2019. The Court continued the stay pending a decision on Defendants’ motion to dismiss in the Consolidated Securities Action (referenced above). After the Court in the Consolidated Securities Action dismissed the Amended Complaint, the Court in the Consolidated Derivative Action ordered Co-Lead Plaintiffs to file a second amended complaint no later than July 8, 2019. Co-Lead Plaintiffs filed a Verified Second Amended Shareholder Derivative Complaint on July 8, 2019 (the “Second Amended Derivative Complaint”). Defendants moved to dismiss the Second Amended Derivative Complaint on August 7, 2019. Co-Lead Plaintiffs filed an opposition to Defendants’ motion to dismiss, and Defendants submitted a reply on September 20, 2019. This motion is fully briefed, and the parties await a decision.

Additional Stockholder Class Action and Derivative Complaints Filed in Federal Court

On April 19, 2017 and April 26, 2017, two class action and stockholder derivative complaints were filed in the Eastern District of New York against the former Board of Directors and certain former officers of the Company under the captions Silva v. Simon, et al. (the “Silva Complaint”) and Barnes v. Simon, et al. (the “Barnes Complaint”), respectively. Both the Silva Complaint and the Barnes Complaint allege violation of securities law, breach of fiduciary duty, waste of corporate assets and unjust enrichment.

On May 23, 2017, an additional stockholder filed a complaint under seal in the Eastern District of New York against the former Board of Directors and certain former officers of the Company. The complaint alleged that the Company’s former directors and certain former officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results. The complaint also alleged that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste. On August 9, 2017, the Court granted an order to unseal this case and reveal Gary Merenstein as the plaintiff (the “Merenstein Complaint”).

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

17. SEGMENT INFORMATION

Prior to July 1, 2019, the Company’s operations were managed in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Europe, Canada and Hain Ventures. For segment reporting purposes, based on economic similarity as outlined within Accounting Standards Codification ("ASC") 280, Segment Reporting, the Company elected to combine the United Kingdom, Tilda and Ella’s Kitchen UK operating segments into one reportable segment known as United Kingdom. Additionally, the Canada, Europe and Hain Ventures operating segments were combined as the Rest of World reportable segment. Separately, the United States operating segment comprised its own reportable segment.

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

Prior period segment information has been adjusted to reflect the Company’s new operating and reporting structure. Additionally, the Tilda operating segment was classified as discontinued operations as discussed in Note 5, Discontinued Operations. Segment information presented herein excludes the results of Tilda for all periods presented.

Net sales and operating income are the primary measures used by the Company’s CODM to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s CEO. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in Corporate and Other. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, certain Productivity and transformation costs are included in Corporate and Other. Expenses that are managed centrally, but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. The Company’s CODM does not use segment asset information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net Sales:
North America	$280,693	$305,574	$552,394	$596,765
International	226,091	227,992	436,466	455,279
	$506,784	$533,566	$988,860	$1,052,044

Operating Income (Loss):
North America	$20,062	$9,563	$35,194	$14,069
International	12,899	15,153	22,006	20,813
	32,961	24,716	$57,200	$34,882
Corporate and Other (a)	(23,770)	(45,596)	(45,554)	(83,726)
	$9,191	$(20,880)	$11,646	$(48,844)

(a) In addition to general Corporate and Other expenses as described above, for the three months ended December 31, 2019, Corporate and Other includes $9,835 of Productivity and transformation costs and tradename impairment charges of $1,889 (related to North America). For the three months ended December 31, 2018, Corporate and Other includes $10,148 of Chief Executive Officer Succession Plan expense, net, $5,506 of Productivity and transformation costs, $920 of accounting review and remediation costs, net of insurance proceeds, and tradename impairment charges of $17,900 ($15,113 related to North America; $2,787 related to International).

In addition to general Corporate and Other expenses as described above, for the six months ended December 31, 2019, Corporate and Other includes $20,570 of Productivity and transformation costs and tradename impairment charges of $1,889 (related to North America), partially offset by a benefit of $2,562 of proceeds from insurance claim. For the six months ended December 31, 2018, Corporate and Other includes $29,701 of Chief Executive Officer Succession Plan expense, net, $13,483 of Productivity and transformation costs, $4,334 of accounting review and remediation costs, net of insurance proceeds, and tradename impairment charges of $17,900 ($15,113 related to North America; $2,787 related to International).

The Company's net sales by product category are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Grocery	$357,972	$380,497	$707,774	$763,094
Snacks	72,274	72,298	148,673	144,139
Tea	39,045	39,586	60,483	61,329
Personal Care	37,493	41,185	71,930	83,482
Total	$506,784	$533,566	$988,860	$1,052,044

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
United States	$242,891	$270,925	$479,225	$525,867
United Kingdom	171,014	178,323	332,595	357,759
All Other	92,879	84,318	177,040	168,418
Total	$506,784	$533,566	$988,860	$1,052,044

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area were as follows:

	December 31, 2019	June 30, 2019
United States	$114,592	$115,866
United Kingdom	143,215	132,876
All Other	87,149	87,277
Total	$344,956	$336,019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended December 31, 2019 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

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

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. Accordingly, the Company divested of all of its operations of the Hain Pure Protein reportable segment and WestSoy® tofu, seitan and tempeh businesses in the United States in fiscal 2019, the entities comprising its Tilda operating segment and certain other assets of the Tilda business in August 2019 and its Arrowhead Mills® and SunSpire® businesses in October 2019.

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
Productivity and transformation costs include costs, such as consulting and severance costs, relating to streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.
Discontinued Operations

On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an agreement titled, "Agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets" (the “Sale and Purchase Agreement”). The Company sold the entities comprising its Tilda operating segment and certain other assets of the Tilda business to the Purchaser for an aggregate price of $341.8 million.

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business, a component of the Company’s Hain Pure Protein Corporation (“HPPC”) operating segment. On June 28, 2019, the Company completed the sale of the remainder of HPPC and Empire Kosher which included the FreeBird and Empire Kosher businesses. These dispositions were undertaken to reduce complexity in the Company’s operations and simplify the Company’s brand portfolio, in addition to allowing additional flexibility to focus on opportunities for growth and innovation in the Company’s more profitable and faster growing core businesses. Collectively, these dispositions were reported in the aggregate as the Hain Pure Protein reportable segment.

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. The assets and liabilities of the Tilda operating segment are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of June 30, 2019.

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

Comparison of Three Months Ended December 31, 2019 to Three Months Ended December 31, 2018

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2019 and 2018 (amounts in thousands, other than percentages, which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2019		December 31, 2018		Dollars	Percentage
Net sales	$506,784	100.0%	$533,566	100.0%	$(26,782)	(5.0)%
Cost of sales	401,177	79.2%	432,215	81.0%	(31,038)	(7.2)%
Gross profit	105,607	20.8%	101,351	19.0%	4,256	4.2%
Selling, general and administrative expenses	79,078	15.6%	78,496	14.7%	582	0.7%
Amortization of acquired intangibles	3,189	0.6%	3,322	0.6%	(133)	(4.0)%
Productivity and transformation costs	12,260	2.4%	9,872	1.9%	2,388	24.2%
Chief Executive Officer Succession Plan expense, net	—	—%	10,148	1.9%	(10,148)	*
Accounting review and remediation costs, net of insurance proceeds	—	—%	920	0.2%	(920)	*
Long-lived asset and intangibles impairment	1,889	0.4%	19,473	3.6%	(17,584)	*
Operating income (loss)	9,191	1.8%	(20,880)	(3.9)%	30,071	144.0%
Interest and other financing expense, net	4,737	0.9%	5,428	1.0%	(691)	(12.7)%
Other expense, net	1,244	0.2%	371	0.1%	873	235.3%
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	3,210	0.6%	(26,679)	(5.0)%	29,889	112.0%
Provision for income taxes	1,020	0.2%	5,097	1.0%	(4,077)	(80.0)%
Equity in net loss of equity-method investees	338	—%	11	—%	327	*
Net income (loss) from continuing operations	$1,852	0.4%	$(31,787)	(6.0)%	$33,639	105.8%
Net loss from discontinued operations, net of tax	(2,816)	(0.6)%	(34,714)	(6.5)%	31,898	91.9%
Net loss	$(964)	(0.2)%	$(66,501)	(12.5)%	$65,537	98.6%

Adjusted EBITDA	$45,047	8.9%	$37,888	7.1%	$7,159	18.9%
Diluted net income (loss) per common share from continuing operations	$0.02		$(0.31)		$0.33	106.5%
Diluted net loss per common share from discontinued operations	(0.03)		(0.33)		0.30	90.9%
Diluted net loss per common share	$(0.01)		$(0.64)		$0.63	98.4%
* Percentage is not meaningful

Net Sales

Net sales for the three months ended December 31, 2019 were $506.8 million, a decrease of $26.8 million, or 5.0%, as compared to $533.6 million in the three months ended December 31, 2018. On a constant currency basis, net sales decreased approximately 4.6% from the prior year quarter. Net sales on a constant currency basis decreased in the North America reportable segment while the International reportable segment remained flat. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the three months ended December 31, 2019 was $105.6 million, an increase of $4.3 million, or 4.2%, as compared to the prior year quarter. Gross profit margin was 20.8% of net sales, compared to 19.0% in the prior year quarter. The increased profit margin was primarily driven by efficient trade spending and supply chain cost reductions in the United States as well as other productivity savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $79.1 million for the three months ended December 31, 2019, an increase of $0.6 million, or 0.7%, from $78.5 million for the prior year quarter. The increase was due to increased marketing and advertising spend and variable compensation costs, including stock-based compensation expense, partially offset by a decrease in broker trade funds. Selling, general and administrative expenses as a percentage of net sales was 15.6% in the three months ended December 31, 2019 compared to 14.7% in the prior year quarter, reflecting an increase of 90 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $3.2 million for the three months ended December 31, 2019, a decrease of $0.1 million from $3.3 million in the prior year quarter as a result of movements in foreign currency.

Productivity and Transformation Costs

Productivity and transformation costs were $12.3 million for the three months ended December 31, 2019, an increase of $2.4 million from $9.9 million in the prior year quarter. The increase was primarily due to increased consulting fees incurred in connection with the Company’s ongoing transformation initiatives and increased severance costs.

Chief Executive Officer Succession Plan Expense, Net

Net costs and expenses associated with the Company’s Former Chief Executive Officer Succession Plan were $10.1 million for the three months ended December 31, 2018. There were no comparable expenses in the three months ended December 31, 2019. See Note 3, Former Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Accounting Review and Remediation Costs, Net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $0.9 million for the three months ended December 31, 2018. No such costs were incurred in the three months ended December 31, 2019.

Long-lived Asset and Intangibles Impairment

During the three months ended December 31, 2019, the Company recorded a pre-tax impairment charge of $1.9 million related to certain tradenames within the Company's North America segment. During the three months ended December 31, 2018, the Company recorded a pre-tax impairment charge of $17.9 million related to certain tradenames ($15.1 million related to the North America segment and $2.8 million related to the International segment). See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q. Additionally, in the three months ended December 31, 2018, the Company recorded $1.6 million of non-cash impairment charges primarily related to the write down of the value of certain machinery and equipment.

Operating Income (Loss)

Operating income for the three months ended December 31, 2019 was $9.2 million compared to an operating loss of $20.9 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $4.7 million for the three months ended December 31, 2019, a decrease of $0.7 million, or 12.7%, from $5.4 million in the prior year quarter. The decrease resulted primarily from lower interest expense related to our revolving credit facility as a result of lower outstanding debt and lower variable interest rates. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense, Net

Other expense, net totaled $1.2 million for the three months ended December 31, 2019, compared to $0.4 million in the prior year quarter. The increase was primarily attributable to the loss on sale of the Arrowhead and Sunspire businesses.

Income (Loss) From Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income (loss) before income taxes and equity in net loss of our equity-method investees for the three months ended December 31, 2019 was income of $3.2 million compared to a loss of $26.7 million in the prior year quarter. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $1.0 million for the three months ended December 31, 2019 compared to $5.1 million in the prior year quarter.

The effective income tax rate from continuing operations was expense of 31.8% and 19.1% for the three months ended December 31, 2019 and December 31, 2018, respectively. The effective income tax rates from continuing operations for all periods were impacted by provisions in the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance. During the three months ended December 31, 2018, the Company finalized its accounting for income tax effects of the Tax Act and recorded additional expense related to its transition tax liability.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended December 31, 2019 was $0.3 million and essentially break even in the prior year quarter. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the three months ended December 31, 2019 was $1.9 million, or $0.02 per diluted share, compared to a net loss of $31.8 million, or $0.31 per diluted share, for the three months ended December 31, 2018. The increase was attributable to the factors noted above.

Net Loss from Discontinued Operations, Net of Tax

Net loss from discontinued operations, net of tax, for the three months ended December 31, 2019 was $2.8 million, or $0.03 per diluted share, compared to $34.7 million, or $0.33 per diluted share, in the three months ended December 31, 2018.

During the three months ended December 31, 2019, the Company recognized a $3.8 million adjustment to the sale of Tilda entities relating to post-closing adjustments. Net loss from discontinued operations, net of tax, for the three months ended December 31, 2018 included asset impairment charges of $54.9 million associated with our former Hain Pure Protein business.

The income tax benefit from discontinued operations was $1.8 million for the three months ended December 31, 2019 associated with the tax gain on the sale of the Tilda entities and the tax effect of current period book losses. The income tax benefit from discontinued operations of $22.9 million for the three months ended December 31, 2018 includes the reversal of the $12.3 million deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, the benefit is impacted by the tax effect of current period book losses as well as deferred tax benefit arising from asset impairment charges.

See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Loss

Net loss for the three months ended December 31, 2019 was $1.0 million, or $0.01 per diluted share, compared to $66.5 million, or $0.64 per diuted share, in the prior year quarter. The reduction in net loss was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $45.0 million and $37.9 million for the three months ended December 31, 2019 and 2018, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended December 31, 2019 and 2018:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/19	$280,693	$226,091	$—	$506,784
Three months ended 12/31/18	305,574	227,992	—	533,566
$ change	$(24,881)	$(1,901)	n/a	$(26,782)
% change	(8.1)%	(0.8)%	n/a	(5.0)%

Operating income (loss)
Three months ended 12/31/19	$20,062	$12,899	$(23,770)	$9,191
Three months ended 12/31/18	9,563	15,153	(45,596)	(20,880)
$ change	$10,499	$(2,254)	$21,826	$30,071
% change	109.8%	(14.9)%	47.9%	144.0%

Operating income (loss) margin
Three months ended 12/31/19	7.1%	5.7%	n/a	1.8%
Three months ended 12/31/18	3.1%	6.6%	n/a	(3.9)%

North America

Our net sales in the North America reportable segment for the three months ended December 31, 2019 were $280.7 million, a decrease of $24.9 million, or 8.1%, from net sales of $305.6 million in the prior year quarter. The decrease in net sales was primarily driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in North America for the three months ended December 31, 2019 was $20.1 million, an increase of $10.5 million from $9.6 million in the prior year quarter. The increase was driven by efficient trade spending and supply chain cost reductions in the United States as well as other productivity savings.

International

Our net sales in the International reportable segment for the three months ended December 31, 2019 were $226.1 million, a decrease of $1.9 million, or 0.8%, from $228.0 million in the prior year quarter. On a constant currency basis, net sales increased 0.1% from the prior year quarter primarily due to growth in our plant based food and beverage products, partially offset by discontinued sales of unprofitable SKUs. Operating income in our International reportable segment for the three months ended December 31, 2019 was $12.9 million, a decrease of $2.3 million from $15.2 million for the three months ended December 31, 2018. The decrease was primarily due to increased marketing and advertising expense and depreciation related to capital expenditures during the year ended June 30, 2019.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Productivity and transformation costs and tradename impairment charges of $9.8 million and $1.9 million, respectively, are included in Corporate and Other for the three months ended December 31, 2019. Chief Executive Officer Succession Plan expense, net, Productivity and transformation costs and Accounting review and remediation costs, net of insurance proceeds included within Corporate and Other expenses were $10.1 million, $5.5 million and $0.9 million, respectively, for the three months ended December 31, 2018.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Six Months Ended December 31, 2019 to Six Months Ended December 31, 2018

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2019 and 2018 (amounts in thousands, other than percentages, which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2019		December 31, 2018		Dollars	Percentage
Net sales	$988,860	100.0%	$1,052,044	100.0%	$(63,184)	(6.0)%
Cost of sales	785,422	79.4%	861,785	81.9%	(76,363)	(8.9)%
Gross profit	203,438	20.6%	190,259	18.1%	13,179	6.9%
Selling, general and administrative expenses	159,758	16.2%	154,473	14.7%	5,285	3.4%
Amortization of acquired intangibles	6,272	0.6%	6,681	0.6%	(409)	(6.1)%
Productivity and transformation costs	26,435	2.7%	20,205	1.9%	6,230	30.8%
Chief Executive Officer Succession Plan expense, net	—	—%	29,701	2.8%	(29,701)	*
Proceeds from insurance claim	(2,562)	(0.3)%	—	—%	(2,562)	*
Accounting review and remediation costs, net of insurance proceeds	—	—%	4,334	0.4%	(4,334)	*
Long-lived asset and intangibles impairment	1,889	0.2%	23,709	2.3%	(21,820)	*
Operating income (loss)	11,646	1.2%	(48,844)	(4.6)%	60,490	123.8%
Interest and other financing expense, net	11,031	1.1%	9,742	0.9%	1,289	13.2%
Other expense, net	2,572	0.3%	971	0.1%	1,601	164.9%
Loss from continuing operations before income taxes and equity in net loss of equity-method investees	(1,957)	(0.2)%	(59,557)	(5.7)%	57,600	96.7%
Provision (benefit) for income taxes	489	—%	(4,869)	(0.5)%	5,358	110.0%
Equity in net loss of equity-method investees	655	—%	186	—%	469	252.2%
Net loss from continuing operations	$(3,101)	(0.3)%	$(54,874)	(5.2)%	$51,773	94.3%
Net loss from discontinued operations, net of tax	(104,884)	(10.6)%	(49,052)	(4.7)%	(55,832)	(113.8)%
Net loss	$(107,985)	(10.9)%	$(103,926)	(9.9)%	$(4,059)	(3.9)%

Adjusted EBITDA	$77,137	7.8%	$66,583	6.3%	$10,554	15.9%
Diluted net income (loss) per common share from continuing operations	$(0.03)		$(0.53)		$0.50	94.3%
Diluted net loss per common share from discontinued operations	(1.01)		(0.47)		(0.54)	(114.9)%
Diluted net loss per common share	$(1.04)		$(1.00)		$(0.04)	(4.0)%
* Percentage is not meaningful

Net Sales

Net sales for the six months ended December 31, 2019 were $988.9 million, a decrease of $63.2 million, or 6.0%, from $1.05 billion for the six months ended December 31, 2018. On a constant currency basis, net sales decreased approximately 4.7% from the prior year period. Net sales on a constant currency basis decreased in both the North America and International reportable segments. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the six months ended December 31, 2019 was $203.4 million, an increase of $13.2 million, or 6.9%, as compared to the prior year period. Gross profit margin was 20.6% of net sales, compared to 18.1% in the prior year period. The increased profit margin was primarily driven by efficient trade spending and supply chain cost reductions in the United States as well as other productivity savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $159.8 million for the six months ended December 31, 2019, an increase of $5.3 million, or 3.4%, from $154.5 million for the prior year period. The increase was due to increased marketing and advertising spend in the current year period and lower variable compensation costs in the prior year period, including stock-based compensation expense, primarily related to the reversal of previously accrued amounts under certain performance based incentive plans of which achievement was no longer probable. See Note 13, Stock-based Compensation and Incentive Performance Plans, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion. These increases were partially offset by a decrease in broker trade funds in the current year period. Selling, general and administrative expenses as a percentage of net sales was 16.2% in the six months ended December 31, 2019 compared to 14.7% in the prior year period, reflecting an increase of 150 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $6.3 million for the six months ended December 31, 2019, a decrease of $0.4 million from $6.7 million in the prior year period. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized in periods subsequent to December 31, 2018 and the impact of movements in foreign currency.

Productivity and Transformation Costs

Productivity and transformation costs were $26.4 million for the six months ended December 31, 2019, an increase of $6.2 million from $20.2 million in the prior year period. The increase was primarily due to increased consulting fees incurred in connection with the Company’s ongoing transformation initiatives and increased severance costs for the six months ended December 31, 2019 as compared to the prior year period.

Chief Executive Officer Succession Plan Expense, Net

Net costs and expenses associated with the Company’s Former Chief Executive Officer Succession Plan were $29.7 million for the six months ended December 31, 2018. There were no comparable expenses in the six months ended December 31, 2019. See Note 3, Former Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Proceeds from Insurance Claim

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount $4.5 million was recognized in fiscal 2019 as it relates to reimbursement of costs already incurred. The Company recorded the additional $2.6 million in the six months ended December 31, 2019.

Accounting Review and Remediation Costs, Net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $4.3 million for the six months ended December 31, 2018. No such costs were incurred in the six months ended December 31, 2019.

Long-lived Asset and Intangibles Impairment

During the six months ended December 31, 2019, the Company recorded a pre-tax impairment charge of $1.9 million related to certain tradenames within the Company's North America segment. During the six months ended December 31, 2018, the Company recorded a pre-tax impairment charge of $17.9 million related to certain tradenames ($15.1 million related to the North America segment and $2.8 million related to the International segment). See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q. Additionally, the Company recorded $5.3 million of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom.

Operating Income (Loss)

Operating income for the six months ended December 31, 2019 was $11.6 million compared to an operating loss of $48.8 million in the prior year period. The increase in operating income resulted from the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $11.0 million for the six months ended December 31, 2019, an increase of $1.3 million, or 13.2%, from $9.7 million in the prior year period. The increase resulted primarily from a $0.9 million write-off of deferred financing costs due to the repayment of the Company’s term loan and higher interest expense related to our revolving credit facility as a result of higher variable interest rates on outstanding debt. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense, Net

Other expense, net, totaled $2.6 million for the six months ended December 31, 2019, compared to $1.0 million in the prior year period. The increase was primarily attributable to the loss on sale of the Arrowhead and Sunspire businesses.

Loss From Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the six months ended December 31, 2019 was $2.0 million compared to $59.6 million in the prior year period. The reduction in net loss was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $0.5 million for the six months ended December 31, 2019 compared to a benefit of $4.9 million in the prior year period.

The effective income tax rates from continuing operations was expense of 25.0% and a benefit of 8.2% for the six months ended December 31, 2019 and December 31, 2018, respectively. The effective income tax rate for both periods were impacted by provisions in the Tax Cuts and Jobs Act, primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance. During the six months ended December 31, 2018, the Company finalized its accounting for income tax effects of the Tax Act and recorded additional expense related to its transition tax liability.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the six months ended December 31, 2019 was $0.7 million compared to $0.2 million in the prior year period. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Loss from Continuing Operations

Net loss from continuing operations for the six months ended December 31, 2019 was $3.1 million compared $54.9 million in the prior year period. Net loss per diluted share from continuing operations was $0.03 for the six months ended December 31, 2019 compared to $0.53 in the prior year period. The reduction in net loss was attributable to the factors noted above.

Net Loss from Discontinued Operations, Net of Tax

Net loss from discontinued operations, net of tax, for the six months ended December 31, 2019 was $104.9 million, or $1.01 per diluted share, compared to $49.1 million, or $0.47 per diluted share, in the prior year period.

Net loss from discontinued operations, net of tax, for the six months ended December 31, 2019 included a reclassification of $95.1 million of cumulative translation losses from Accumulated comprehensive loss related to the Tilda business to discontinued operations. Net loss from discontinued operations, net of tax, for the six months ended December 31, 2018 included asset impairment charges of $57.9 million associated with our former Hain Pure Protein business.

The income tax expense from discontinued operations was $13.5 million for the six months ended December 31, 2019 and is impacted by $15.3 million of tax relating to the tax gain on the sale of the Tilda entities. The income tax benefit from discontinued operations of $27.5 million for the six months ended December 31, 2018 includes the reversal of the $12.3 million deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, the benefit is impacted by the tax effect of current period book losses as well as deferred tax benefit arising from asset impairment charges.

See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Loss

Net loss for the six months ended December 31, 2019 was $108.0 million, or $1.04 per diluted share, compared to $103.9 million, or $1.00 per diluted share, in the prior year period. The increase in net loss was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $77.1 million and $66.6 million for the six months ended December 31, 2019 and 2018, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the six months ended December 31, 2019 and 2018:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/19	$552,394	$436,466	$—	$988,860
Six months ended 12/31/18	596,765	455,279	—	1,052,044
$ change	$(44,371)	$(18,813)	n/a	$(63,184)
% change	(7.4)%	(4.1)%	n/a	(6.0)%

Operating income (loss)
Six months ended 12/31/19	$35,194	$22,006	$(45,554)	$11,646
Six months ended 12/31/18	14,069	20,813	(83,726)	(48,844)
$ change	$21,125	$1,193	$38,172	$60,490
% change	150.2%	5.7%	45.6%	123.8%

Operating income (loss) margin
Six months ended 12/31/19	6.4%	5.0%	n/a	1.2%
Six months ended 12/31/18	2.4%	4.6%	n/a	(4.6)%

North America

Our net sales in the North America reportable segment for the six months ended December 31, 2019 were $552.4 million, a decrease of $44.4 million, or 7.4%, from $596.8 million in the prior year period. The decrease in net sales was primarily driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in North America for the six months ended December 31, 2019 was $35.2 million, an increase of $21.1 million from $14.1 million in the prior year period. The increase in operating income was the result of increased gross profit in the United States driven by efficient trade spending and supply chain cost reductions in the United States as well as other productivity savings, offset in part by increased marketing and advertising expense.

International

Our net sales in the International reportable segment for the six months ended December 31, 2019 were $436.5 million, a decrease of $18.8 million, or 4.1%, from $455.3 million in the prior year period. On a constant currency basis, net sales decreased 1.2% from the prior year primarily due to discontinued sales of unprofitable SKUs, partially offset by growth in our plant based food and beverage products. Operating income in our International reportable segment for the six months ended December 31, 2019 was $22.0 million, an increase of $1.2 million from $20.8 million in the prior year period. Operating income for the six months ended December 31, 2018 was negatively impacted by a long-lived asset impairment of $4.3 million recognized during the period. Excluding the impairment, operating income for the six months ended December 31, 2019 decreased $3.1 million from the prior year period primarily due to increased marketing and advertising expense and depreciation related to capital expenditures during the year ended June 30, 2019.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Productivity and transformation costs and tradename impairment charges of $20.6 million and $1.9 million, respectively, are included in Corporate and Other for the six months ended December 31, 2019. Chief Executive Officer Succession Plan expense, net, Productivity and transformation costs and Accounting review and remediation costs, net of insurance proceeds included within Corporate and Other expenses were $29.7 million, $13.5 million and $4.3 million, respectively, for the six months ended December 31, 2018.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). As of December 31, 2019, $668.6 million was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants.

Our cash and cash equivalents balance increased $6.0 million at December 31, 2019 to $37.0 million as compared to $31.0 million at June 30, 2019. Our working capital from continuing operations was $264.7 million at December 31, 2019, an increase of $24.4 million from $240.3 million at the end of fiscal 2019.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of December 31, 2019, substantially all of the total cash balance from continuing operations was held outside of the United States due to debt repayments made towards our revolving credit facility at the end of the period by the United States operating segment. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we intend to further study changes enacted by the Tax Cuts and Jobs Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2019, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,		Change in
(amounts in thousands)	2019	2018	Dollars	Percentage
Cash flows provided by (used in):
Operating activities from continuing operations	$17,148	$(4)	$17,152	*
Investing activities from continuing operations	(16,217)	(37,135)	20,918	56.3%
Financing activities from continuing operations	3,694	14,881	(11,187)	(75.2)%
Effect of exchange rate changes on cash from continuing operations	1,382	(1,492)	2,874	192.6%
Increase (decrease) in cash from continuing operations	6,007	(23,750)	29,757	125.3%
Decrease in cash from discontinued operations	(8,509)	(11,225)	2,716	24.2%
Net decrease in cash and cash equivalents and restricted cash	$(2,502)	$(34,975)	$32,473	92.8%
* Percentage is not meaningful

Cash provided by operating activities from continuing operations was $17.1 million for the six months ended December 31, 2019, an increase of $17.2 million from the prior year period. This increase resulted primarily from an improvement of $25.9 million in net loss adjusted for non-cash charges and a decrease of $8.8 million of cash used in working capital accounts, primarily related to a decrease in Accounts payable and accrued expenses.

Cash used in investing activities from continuing operations was $16.2 million for the six months ended December 31, 2019, a decrease of $20.9 million from cash used of $37.1 million in the prior year period primarily due to proceeds of $13.8 million from the sale of the Arrowhead and Sunspire businesses and decreased capital expenditures.

Cash provided by financing activities from continuing operations was $3.7 million for the six months ended December 31, 2019, a decrease of $11.2 million from $14.9 million in the prior year period. Cash provided by financing activities from continuing operations for the six months ended December 31, 2018 included $309.9 million primarily related to the proceeds from the sale of Tilda, partially offset by $305.3 million of repayments of our term loan and revolving credit facility funded primarily through proceeds received from the sale of Tilda.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was negative $12.2 million for the six months ended December 31, 2019, an improvement of $28.8 million from negative $41.0 million in the six months ended December 31, 2018. This improvement resulted primarily from an improvement of $25.9 million in net loss adjusted for non-cash charges, a decrease of $11.7 million in capital expenditures, and a decrease of $8.8 million of cash used in working capital accounts. We expect that our capital spending for fiscal 2020 will be approximately $60-$70 million, and we may incur additional costs in connection with ongoing productivity and transformation initiatives. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by (used in) operating activities from continuing operations to operating free cash flow from continuing operations.

Share Repurchase Program

On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. As of December 31, 2019, the Company had not repurchased any shares under this program and had $250 million of remaining capacity under the share repurchase program.

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

A reconciliation between reported and constant currency net sales (decrease) increase is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended 12/31/19	$280,693	$226,091	$506,784
Impact of foreign currency exchange	(69)	2,081	2,012
Net sales on a constant currency basis - Three months ended 12/31/19	$280,624	$228,172	$508,796

Net sales - Three months ended 12/31/18	$305,574	$227,992	$533,566
Net sales (decline) growth on a constant currency basis	(8.2)%	0.1%	(4.6)%

Net sales - Six months ended 12/31/19	$552,394	$436,466	$988,860
Impact of foreign currency exchange	287	13,419	13,706
Net sales on a constant currency basis - Six months ended 12/31/19	$552,681	$449,885	$1,002,566

Net sales - Six months ended 12/31/18	$596,765	$455,279	$1,052,044
Net sales decline on a constant currency basis	(7.4)%	(1.2)%	(4.7)%

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before income taxes, net interest expense, depreciation and amortization, impairment of long-lived and intangible assets, equity in the earnings of equity-method investees, stock-based compensation, Productivity and transformation costs, and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation.  Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands)	2019	2018	2019	2018
Net loss	$(964)	$(66,501)	$(107,985)	$(103,926)
Net loss from discontinued operations	(2,816)	(34,714)	(104,884)	(49,052)
Net income (loss) from continuing operations	1,852	(31,787)	(3,101)	(54,874)

Provision (benefit) for income taxes	1,020	5,097	489	(4,869)
Interest expense, net	4,000	4,884	8,552	8,688
Depreciation and amortization	13,219	12,205	27,142	25,065
Equity in net loss of equity-method investees	338	11	655	186
Stock-based compensation, net	3,083	1,776	5,820	1,562
Stock-based compensation expense in connection with Chief Executive Officer Succession Agreement	—	117	—	429
Long-lived asset and intangibles impairment	1,889	19,473	1,889	23,709
Unrealized currency (gains) losses	(485)	439	1,199	1,029
EBITDA	$24,916	$12,215	$42,645	$925

Productivity and transformation costs	12,260	9,872	26,435	20,205
Chief Executive Officer Succession Plan expense, net	—	10,031	—	29,272
Proceeds from insurance claim	—	—	(2,562)	—
Accounting review and remediation costs, net of insurance proceeds	—	920	—	4,334
SKU rationalization	3,927	1,530	3,916	1,530
Loss on sale of business	1,783	—	1,783	—
Plant closure related costs	1,522	1,490	2,354	3,319
Warehouse/manufacturing facility start-up costs	639	1,708	2,518	6,307
Litigation and related expenses	—	122	48	691
Adjusted EBITDA	$45,047	$37,888	$77,137	$66,583

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

A reconciliation from Cash flow provided by (used in) operating activities from continuing operations to Operating free cash flow from continuing operations is as follows:

	Six Months Ended December 31,
(amounts in thousands)	2019	2018
Cash flow provided by (used in) operating activities - continuing operations	$17,148	$(4)
Purchases of property, plant and equipment	(29,337)	(40,998)
Operating Free Cash Flow - continuing operations	$(12,189)	$(41,002)

Off Balance Sheet Arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk for the three and six months ended December 31, 2019 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again names as defendants the Company and certain of its current and former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. This motion is fully briefed, and the parties await a decision.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the former Board of Directors and certain former officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste. On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the former Board of Directors and certain former officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively. Both the Scarola Complaint and the Shakir Complaint alleged breach of fiduciary duty, lack of oversight and unjust enrichment. On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action. Co-Lead Plaintiffs requested leave to file an amended consolidated complaint, and on January 14, 2019, the Court partially lifted the stay, ordering Co-Lead Plaintiffs to file their amended complaint by March 7, 2019. Co-Lead Plaintiffs filed a Verified Amended Shareholder Derivative Complaint on March 7, 2019. The Court continued the stay pending a decision on Defendants’ motion to dismiss in the Consolidated Securities Action (referenced above). After the Court in the Consolidated Securities Action dismissed the Amended Complaint, the Court in the Consolidated Derivative Action ordered Co-Lead Plaintiffs to file a second amended complaint no later than July 8, 2019. Co-Lead Plaintiffs filed a Verified Second Amended Shareholder Derivative Complaint on July 8, 2019 (the “Second Amended Derivative Complaint”). Defendants moved to dismiss the Second Amended Derivative Complaint on August 7, 2019. Co-Lead Plaintiffs filed an opposition to Defendants’ motion to dismiss, and Defendants submitted a reply on September 20, 2019. This motion is fully briefed, and the parties await a decision.

Additional Stockholder Class Action and Derivative Complaints Filed in Federal Court

On April 19, 2017 and April 26, 2017, two class action and stockholder derivative complaints were filed in the Eastern District of New York against the former Board of Directors and certain former officers of the Company under the captions Silva v. Simon, et al. (the “Silva Complaint”) and Barnes v. Simon, et al. (the “Barnes Complaint”), respectively. Both the Silva Complaint and the Barnes Complaint allege violation of securities law, breach of fiduciary duty, waste of corporate assets and unjust enrichment.

On May 23, 2017, an additional stockholder filed a complaint under seal in the Eastern District of New York against the former Board of Directors and certain former officers of the Company. The complaint alleged that the Company’s former directors and certain former officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results. The complaint also alleged that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste. On August 9, 2017, the Court granted an order to unseal this case and reveal Gary Merenstein as the plaintiff (the “Merenstein Complaint”).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
October 1, 2019 - October 31, 2019	1,921	$20.85	—	250
November 1, 2019 - November 30, 2019	16,375	24.33	—	250
December 1, 2019 - December 31, 2019	8,991	25.95	—	250
Total	27,287	$24.62

(1) Shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans.
(2) On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. As of December 31, 2019, the Company had not repurchased any shares under this program and had $250 million of remaining capacity under the share repurchase program.

Item 5.  Other Information

Resignation of Director

On February 4, 2020, Roger Meltzer resigned as a member of the Board of Directors (the “Board”) of the Company, effective February 6, 2020. Mr. Meltzer’s decision to resign was due to the ongoing and increasing demands of serving as co-chairman of one of the largest global law firms. Mr. Meltzer’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Meltzer’s resignation, the Board approved the acceleration of the vesting of Mr. Meltzer’s unvested restricted stock.

The Company would like to thank Mr. Meltzer for his dedication, guidance and leadership during his 20-year tenure on the Board.

Departure of Executive Officer

Kevin McGahren, the Company’s President, North America, is departing the Company effective February 7, 2020. The position of President, North America will be eliminated and the responsibilities will be transitioned to other executives. In connection with Mr. McGahren’s departure, he is entitled to receive severance of $832,500 pursuant to the terms of his offer letter with the Company. Mr. McGahren’s performance share units under the 2019-2021 LTIP will be forfeited.

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

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1	Fourth Amendment to Third Amended and Restated Credit Agreement, dated November 6, 2019, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.2	Offer Letter, dated October 31, 2019, between the Company and Javier H. Idrovo.

10.3	Separation Agreement, dated as of December 31, 2019, between the Company and James M. Langrock.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	February 6, 2020	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	February 6, 2020	/s/ Javier H. Idrovo
Javier H. Idrovo, Executive Vice President and Chief Financial Officer