Form 10-Q
period 2020-03-31
HAIN CELESTIAL GROUP INC
filed 2020-05-07
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Yes  ☐    No  ☒

As of April 30, 2020, there were 101,954,182 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, challenges and uncertainty resulting from the COVID-19 pandemic, the impact of competitive products and changes to the competitive environment, changes to consumer preferences, the United Kingdom's exit from the European Union, consolidation of customers or the loss of a significant customer, reliance on independent distributors, general economic and financial market conditions, risks associated with our international sales and operations, our ability to manage our supply chain effectively, volatility in the cost of commodities, ingredients, freight and fuel, our ability to execute and realize cost savings initiatives, including stock-keeping unit (“SKU”) rationalization plans, the impact of our debt and our credit agreements on our financial condition and our business, our ability to manage our financial reporting and internal control system processes, potential liabilities due to legal claims, government investigations and other regulatory enforcement actions, costs incurred due to pending and future litigation, potential liability, including in connection with indemnification obligations to our current and former officers and members of our Board of Directors that may not be covered by insurance, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to consummate divestitures, our ability to integrate past acquisitions, the availability of organic ingredients, disruption of operations at our manufacturing facilities, loss of one or more independent co-packers, disruption of our transportation systems, risks relating to the protection of intellectual property, the risk of liabilities and claims with respect to environmental matters, the reputation of our brands, our reliance on independent certification for a number of our products and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 under the heading “Risk Factors”, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading "Risk Factors", and Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2020 AND JUNE 30, 2019
(In thousands, except par values)

	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$41,549	$31,017
Accounts receivable, less allowance for doubtful accounts of $851 and $588, respectively	237,719	209,990
Inventories	238,133	299,341
Prepaid expenses and other current assets	86,653	51,391
Current assets of discontinued operations	—	110,048
Total current assets	604,054	701,787
Property, plant and equipment, net	287,629	287,845
Goodwill	861,067	875,881
Trademarks and other intangible assets, net	355,714	380,286
Investments and joint ventures	18,103	18,890
Operating lease right-of-use assets	81,959	—
Other assets	27,611	58,764
Noncurrent assets of discontinued operations	—	259,167
Total assets	$2,236,137	$2,582,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,783	$219,957
Accrued expenses and other current liabilities	118,405	114,265
Current portion of long-term debt	2,041	17,232
Current liabilities of discontinued operations	—	31,703
Total current liabilities	302,229	383,157
Long-term debt, less current portion	363,526	613,537
Deferred income taxes	40,136	34,757
Operating lease liabilities, noncurrent portion	74,937	—
Other noncurrent liabilities	16,261	14,489
Noncurrent liabilities of discontinued operations	—	17,361
Total liabilities	797,089	1,063,301
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 109,089 and 108,833 shares, respectively; outstanding:101,972 and 104,219 shares, respectively	1,092	1,088
Additional paid-in capital	1,168,378	1,158,257
Retained earnings	610,932	695,017
Accumulated other comprehensive loss	(172,403)	(225,004)
	1,607,999	1,629,358
Less: Treasury stock, at cost, 7,117 and 4,614 shares, respectively	(168,951)	(110,039)
Total stockholders’ equity	1,439,048	1,519,319
Total liabilities and stockholders’ equity	$2,236,137	$2,582,620
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	$553,297	$547,257	$1,542,157	$1,599,301
Cost of sales	420,902	434,049	1,206,324	1,295,834
Gross profit	132,395	113,208	335,833	303,467
Selling, general and administrative expenses	85,447	81,088	245,205	235,561
Amortization of acquired intangibles	3,174	3,265	9,446	9,946
Productivity and transformation costs	11,514	9,408	37,949	29,613
Chief Executive Officer Succession Plan expense, net	—	455	—	30,156
Proceeds from insurance claim	(400)	—	(2,962)	—
Accounting review and remediation costs, net of insurance proceeds	—	—	—	4,334
Long-lived asset and intangibles impairment	13,525	—	15,414	23,709
Operating income (loss)	19,135	18,992	30,781	(29,852)
Interest and other financing expense, net	4,037	5,994	15,068	15,736
Other (income) expense, net	(260)	1,067	2,312	2,038
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	15,358	11,931	13,401	(47,626)
(Benefit) provision for income taxes	(10,242)	2,943	(9,753)	(1,926)
Equity in net loss of equity-method investees	564	205	1,219	391
Net income (loss) from continuing operations	$25,036	$8,783	$21,935	$(46,091)
Net loss from discontinued operations, net of tax	(697)	(74,620)	(105,581)	(123,672)
Net income (loss)	$24,339	$(65,837)	$(83,646)	$(169,763)

Net income (loss) per common share(1):
Basic net income (loss) per common share from continuing operations	$0.24	$0.08	$0.21	$(0.44)
Basic net loss per common share from discontinued operations	(0.01)	(0.72)	(1.01)	(1.19)
Basic net income (loss) per common share	$0.23	$(0.63)	$(0.80)	$(1.63)

Diluted net income (loss) per common share from continuing operations	$0.24	$0.08	$0.21	$(0.44)
Diluted net loss per common share from discontinued operations	(0.01)	(0.72)	(1.01)	(1.19)
Diluted net income (loss) per common share	$0.23	$(0.63)	$(0.80)	$(1.63)

Shares used in the calculation of net income (loss) per common share:
Basic	104,032	104,117	104,192	104,045
Diluted	104,337	104,334	104,489	104,045
(1) Net income (loss) per common share may not add in certain periods due to rounding.
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands)

	Three Months Ended
	March 31, 2020			March 31, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$24,339			$(65,837)
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(52,315)	$—	(52,315)	$20,934	$—	20,934
Change in deferred gains (losses) on cash flow hedging instruments	134	(25)	109	(52)	10	(42)
Total other comprehensive (loss) income	$(52,181)	$(25)	$(52,206)	$20,882	$10	$20,892

Total comprehensive loss			$(27,867)			$(44,945)

	Nine Months Ended
	March 31, 2020			March 31, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net loss			$(83,646)			$(169,763)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$(42,602)	$—	(42,602)	$(20,533)	$—	(20,533)
Reclassification of currency translation adjustment included in Net loss from discontinued operations, net of tax	95,120	—	95,120	—	—	—
Change in deferred gains (losses) on cash flow hedging instruments	108	(25)	83	(52)	10	(42)
Total other comprehensive income (loss)	$52,626	$(25)	$52,601	$(20,585)	$10	$(20,575)

Total comprehensive loss			$(31,045)			$(190,338)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319
Net loss				(107,021)				(107,021)
Cumulative effect of adoption of ASU 2016-02				(439)				(439)
Other comprehensive income							56,110	56,110
Issuance of common stock pursuant to stock-based compensation plans	40	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					17	(312)		(312)
Stock-based compensation expense			3,281					3,281
Balance at September 30, 2019	108,873	$1,089	$1,161,537	$587,557	4,631	$(110,351)	$(168,894)	$1,470,938
Net loss				(964)				(964)
Other comprehensive income							48,697	48,697
Issuance of common stock pursuant to stock-based compensation plans	146	2	(2)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					27	(671)		(671)
Stock-based compensation expense			3,083					3,083
Balance at December 31, 2019	109,019	$1,091	$1,164,618	$586,593	4,658	$(111,022)	$(120,197)	$1,521,083
Net income				24,339				24,339
Cumulative effect of adoption of ASU 2016-02				—				—
Other comprehensive loss							(52,206)	(52,206)
Issuance of common stock pursuant to stock-based compensation plans	70	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					20	(523)		(523)
Repurchases of common stock					2,439	(57,406)
Stock-based compensation expense			3,761					3,761
Balance at March 31, 2020	109,089	$1,092	$1,168,378	$610,932	7,117	$(168,951)	$(172,403)	$1,439,048

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,646)	$(169,763)
Net loss from discontinued operations	(105,581)	(123,672)
Net income (loss) from continuing operations	21,935	(46,091)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	40,069	37,548
Deferred income taxes	(9,035)	(24,524)
Chief Executive Officer Succession Plan expense, net	—	29,727
Equity in net loss of equity-method investees	1,219	391
Stock-based compensation, net	9,581	5,918
Long-lived asset and intangibles impairment	15,414	23,709
Other non-cash items, net	2,335	3,697
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(30,870)	(4,466)
Inventories	47,280	11,630
Other current assets	10,302	(223)
Other assets and liabilities	(1,166)	5,206
Accounts payable and accrued expenses	(42,972)	(24,191)
Net cash provided by operating activities - continuing operations	64,092	18,331
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(46,961)	(55,073)
Proceeds from sale of businesses and other	14,428	3,863
Net cash used in investing activities - continuing operations	(32,533)	(51,210)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	197,000	240,000
Repayments under bank revolving credit facility	(254,500)	(186,791)
Repayments under term loan	(206,250)	(11,250)
Proceeds from (funding of) discontinued operations entities	305,247	(33,815)
Repayments of other debt, net	(1,502)	(1,689)
Share repurchases	(57,406)	—
Shares withheld for payment of employee payroll taxes	(1,506)	(3,071)
Net cash (used in) provided by financing activities - continuing operations	(18,917)	3,384
Effect of exchange rate changes on cash - continuing operations	(2,110)	(774)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	(6,146)	(13,627)
Cash provided by (used in) investing activities	297,592	(33,561)
Cash (used in) provided by financing activities	(299,418)	30,582
Effect of exchange rate changes on cash - discontinued operations	(537)	(451)
Net cash flows used in discontinued operations	(8,509)	(17,057)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,023	(47,326)
Cash and cash equivalents at beginning of period	39,526	113,018
Cash and cash equivalents and restricted cash at end of period	$41,549	$65,692
Less: cash and cash equivalents of discontinued operations	—	(11,263)
Cash and cash equivalents and restricted cash of continuing operations at end of period	$41,549	$54,429
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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Bearitos®, Better Bean®, BluePrint®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, Terra®, The Greek Gods®, Walnut Acres®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

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

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. Accordingly, the Company divested of all of its operations of the Hain Pure Protein reportable segment and WestSoy® tofu, seitan and tempeh businesses in the United States in fiscal 2019, the entities comprising its Tilda operating segment and certain other assets of the Tilda business in August 2019, its Arrowhead Mills® and SunSpire® brands in October 2019, and its Europe's Best® and Casbah® brands in March 2020.

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

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2019 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2019 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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
Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recognized on the Company's Consolidated Balance Sheets. The Company has elected to separate lease and non-lease components.
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

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for most financial assets. The new guidance is effective for annual periods beginning after December 15, 2019, and for interim periods within those fiscal years. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurement by removing, modifying or adding certain disclosures. The new guidance is effective for annual periods beginning after December 15, 2019, and for interim periods within those fiscal years. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amended guidance is effective for annual periods beginning after December 15, 2019, and for interim periods within those fiscal years. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplifies various aspects related to accounting for income taxes and eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. The new guidance is effective for annual periods beginning after December 15, 2021, and for interim periods within those fiscal years. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3. FORMER CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 24, 2018, the Company entered into a CEO succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO (the “Succession Agreement”). The Succession Agreement provided Mr. Simon with a cash separation payment of $34,295 payable in a single lump sum and cash benefits continuation costs of $208. These costs were recognized from June 24, 2018 through November 4, 2018, at which time the Company’s new CEO, Mark L. Schiller, commenced his employment. Expense recognized in connection with these payments was $33,051 during the nine months ended March 31, 2019. The cash separation payment was paid on May 6, 2019. Additionally, the Succession Agreement allowed for acceleration of vesting of all service-based awards outstanding at the termination of Mr. Simon’s employment. In connection with these accelerations, the Company recognized additional stock-based compensation expense of $429 ratably through November 4, 2018. The aforementioned impacts were recorded in Chief Executive Officer Succession Plan expense, net in the Consolidated Statements of Operations. There were no charges recognized during the three months ended March 31, 2019 related to the cash separation payment or cash benefits continuation costs.

As further discussed in Note 13, Stock-based Compensation and Incentive Performance Plans, in the three months ended September 30, 2018, the Company’s Compensation Committee determined that no awards would be paid or vested pursuant to the 2016-2018 LTIP. Accordingly, the Company recorded a benefit of $5,065 associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 LTIP associated with Mr. Simon during the nine months ended March 31, 2019. The recognition of this benefit did not impact the three months ended March 31, 2019.

On October 26, 2018, the Company and Mr. Simon entered into a consulting agreement (the “Consulting Agreement”) in order to, among other things, assist Mr. Schiller with his transition as the Company’s incoming CEO. The term of the Consulting Agreement commenced on November 5, 2018 and continued until February 5, 2019. Mr. Simon received an aggregate consulting fee of $975 as compensation for his services during the consulting term, of which $325 and $975 was recognized in the Consolidated Statements of Operations as a component of “Chief Executive Officer Succession Plan expense, net” in the three and nine months ended March 31, 2019, respectively.

4. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$25,036	$8,783	$21,935	$(46,091)
Net loss from discontinued operations, net of tax	(697)	(74,620)	(105,581)	(123,672)
Net income (loss)	$24,339	$(65,837)	$(83,646)	$(169,763)

Denominator:
Basic weighted average shares outstanding	104,032	104,117	104,192	104,045
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	305	217	297	—
Diluted weighted average shares outstanding	104,337	104,334	104,489	104,045
Basic net income (loss) per common share(1):
Continuing operations	$0.24	$0.08	$0.21	$(0.44)
Discontinued operations	(0.01)	(0.72)	(1.01)	(1.19)
Basic net income (loss) per common share	$0.23	$(0.63)	$(0.80)	$(1.63)
Diluted net income (loss) per common share(1):
Continuing operations	$0.24	$0.08	$0.21	$(0.44)
Discontinued operations	(0.01)	(0.72)	(1.01)	(1.19)
Diluted net income (loss) per common share	$0.23	$(0.63)	$(0.80)	$(1.63)
(1) Net income (loss) per common share may not add in certain periods due to rounding.

Basic net income (loss) per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.

Due to our net loss in the nine months ended March 31, 2019, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per common share because the effect would have been anti-dilutive to the computations in the period. Diluted earnings per share for the three and nine months ended March 31, 2020 and the three months ended March 31, 2019 includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.

There were 512 and 273 restricted stock awards and stock options excluded from our calculation of diluted net income (loss) per share for the three months ended March 31, 2020 and 2019, respectively, as such awards were anti-dilutive. Additionally, there were 2,616 and 3,071 stock-based awards excluded for the three months ended March 31, 2020 and 2019, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

There were 450 and 731 restricted stock awards and stock options excluded from our calculation of diluted net income (loss) per share for the nine months ended March 31, 2020 and 2019, respectively, as such awards were anti-dilutive. Additionally, there were 2,685 and 3,117 stock-based awards excluded for the nine months ended March 31, 2020 and 2019, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. During the three and nine months ended March 31, 2020, the Company repurchased 2,439 shares under the repurchase program for a total of $57,357, excluding commissions, at an average price of $23.52 per share. As of March 31, 2020, the Company had $192,643 of remaining authorization under the share repurchase program.

5.  DISCONTINUED OPERATIONS

Sale of Tilda Business

On August 27, 2019, the Company and the Purchaser entered into and consummated the transactions contemplated by the Sale and Purchase Agreement. Under the Sale and Purchase Agreement, the Company sold the entities comprising its Tilda operating segment (the “Tilda Group Entities”) and certain other assets of the Tilda business to the Purchaser for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The other assets sold in the transaction consisted of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities. In January 2020, the Company and the Purchaser agreed to fully resolve all matters relating to post-closing adjustments to the sale price, resulting in a final aggregate sale price of $341,800. The Company used the proceeds from the sale to pay down the remaining outstanding borrowings under its term loan and a portion of its revolving credit facility.

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

The following table presents the major classes of Tilda’s results within “Net income (loss) from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	$—	$52,540	$30,399	$145,485
Cost of sales	—	40,479	26,648	109,816
Gross profit	—	12,061	3,751	35,669
Selling, general and administrative expense	—	6,651	5,185	19,823
Other expense	—	539	1,172	1,622
Interest expense(1)	—	3,395	2,432	10,177
Translation loss(2)	—	—	95,120	—
Loss (gain) on sale of discontinued operations	540	—	(9,630)	—
Net (loss) income from discontinued operations before income taxes	(540)	1,476	(90,528)	4,047
(Benefit) provision for income taxes(3)	(965)	171	12,900	247
Net income (loss) from discontinued operations, net of tax	$425	$1,305	$(103,428)	$3,800

(1) Interest expense was allocated to discontinued operations based on borrowings repaid with proceeds from the sale of Tilda.
(2) At the completion of the sale of Tilda, the Company reclassified $95,120 of related cumulative translation losses from Accumulated other comprehensive loss to discontinued operations, net of tax.
(3) Includes a tax (benefit) provision related to the tax gain on the sale of Tilda of $(750) and $14,500 for the three and nine months ended March 31, 2020, respectively.

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
Sale of Plainville Farms Business

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for the Plainville Farms business (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities of the Plainville Farms business as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provided for the issuance by the Company of an irrevocable stand-by letter of credit (the “Letter of Credit”) of $10,000 which expires nineteen months after issuance. As of June 30, 2019, the purchaser has fully drawn against the Letter of Credit. The Company is entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the Letter of Credit at any point from the date of issuance through the expiration of the Letter of Credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a subsequent change in control of the Plainville Farms business occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the Letter of Credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At March 31, 2020, the Company had not recorded an asset associated with the earnout.
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
The following table presents the major classes of Hain Pure Protein’s results within “Net loss from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	$—	$88,729	$—	$349,449
Cost of sales	—	88,277	—	356,073
Gross profit (loss)	—	452	—	(6,624)
Selling, general and administrative expense	—	4,039	—	13,031
Asset impairments	—	51,348	—	109,252
Other expense	—	2,182	—	7,377
Loss on sale of discontinued operations(1)	1,781	40,223	3,205	40,223
Net loss from discontinued operations before income taxes	(1,781)	(97,340)	(3,205)	(176,507)
Benefit for income taxes	(659)	(21,415)	(1,052)	(49,035)
Net loss from discontinued operations, net of tax	$(1,122)	$(75,925)	$(2,153)	$(127,472)

(1) Primarily relates to preliminary closing balance sheet adjustments.

There were no assets or liabilities from discontinued operations associated with Hain Pure Protein at March 31, 2020 or June 30, 2019.

6. INVENTORIES

Inventories consisted of the following:

	March 31, 2020	June 30, 2019
Finished goods	$154,451	$199,754
Raw materials, work-in-progress and packaging	83,682	99,587
	$238,133	$299,341

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value. During the nine months ended March 31, 2020 and the fiscal year ended June 30, 2019, the Company recorded inventory write-downs of $5,278 and $12,381, respectively, primarily related to the discontinuance of slow moving SKUs as part of a product rationalization initiative.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2020	June 30, 2019
Land	$13,920	$14,240
Buildings and improvements	81,645	83,151
Machinery and equipment	276,569	274,554
Computer hardware and software	59,220	48,984
Furniture and fixtures	19,417	17,325
Leasehold improvements	39,478	32,264
Construction in progress	16,192	35,786
	506,441	506,304
Less: accumulated depreciation and amortization	218,812	218,459
	$287,629	$287,845

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $7,789 and $7,105, respectively. Such expense for the nine months ended March 31, 2020 and 2019 was $23,518 and $21,335, respectively.

In each of the three and nine months ended March 31, 2020, the Company recorded $5,875 of non-cash impairment charges primarily related to a write-down of certain machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs.

In the nine months ended March 31, 2019, the Company recorded $5,275 of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom. Additionally, the Company recorded a $534 non-cash impairment charge to write-down the value of certain machinery and equipment used to manufacture certain slow moving SKUs in the United States that were discontinued.

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
The components of lease expenses for the three and nine months ended March 31, 2020 were as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease expenses	$4,545	$14,034
Finance lease expenses	272	761
Variable lease expenses	633	1,873
Short-term lease expenses	490	1,349
Total lease expenses	$5,940	$18,017

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	March 31, 2020
Assets
Operating lease ROU assets	Operating lease right-of-use assets	$81,959
Finance lease ROU assets, net	Property, plant and equipment, net	1,091
Total leased assets		$83,050

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$13,402
Finance	Current portion of long-term debt	357
Non-current
Operating	Operating lease liabilities, noncurrent portion	74,937
Finance	Long-term debt, less current portion	333
Total lease liabilities		$89,029

Additional information related to leases is as follows:

Nine Months Ended
March 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,856
Operating cash flows from finance leases	$18
Financing cash flows from finance leases	$372
ROU assets obtained in exchange for lease obligations (a):
Operating leases	$94,389
Finance leases	$1,092
Weighted average remaining lease term:
Operating leases	8.4 years
Finance leases	2.3 years
Weighted average discount rate:
Operating leases	2.7%
Finance leases	2.9%

(a) ROU assets obtained in exchange for lease obligations includes the impact of the adoption of ASU 2016-02 effective July 1, 2019 (see Note 2) and leases which commenced, were modified or terminated during the nine months ended March 31, 2020.

Maturities of lease liabilities as of March 31, 2020 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2020 (remainder of year)	$3,224	$85	$3,309
2021	15,642	356	15,998
2022	13,472	180	13,652
2023	12,514	54	12,568
2024	10,543	26	10,569
Thereafter	44,177	6	44,183
Total lease payments	99,572	707	100,279
Less: Imputed interest	11,233	17	11,250
Total lease liabilities	$88,339	$690	$89,029

The aggregate minimum future lease payments for operating leases at June 30, 2019 were as follows:

Fiscal Year
2020	$19,426
2021	16,584
2022	14,218
2023	13,221
2024	11,041
Thereafter	44,452
$118,942

At March 31, 2020, the Company had additional leases that had not yet commenced. Obligations under these leases are not material.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2019 (a)	$612,590	$263,291	$875,881
Divestiture	(4,797)	—	(4,797)
Translation and other adjustments, net	(3,192)	(6,825)	(10,017)
Balance as of March 31, 2020 (a)	$604,601	$256,466	$861,067

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

On October 7, 2019, the Company completed the divestiture of its Arrowhead and SunSpire businesses, components of the United States reporting unit, for a purchase price of $13,347 following post-closing adjustments, recognizing a loss on sale of $2,037 during the nine months ended March 31, 2020, $254 of which was recognized during the third quarter. Goodwill of $4,357 was assigned to the divested businesses on a relative fair value basis. An interim impairment analysis was performed for the United States reporting unit both before and after the sale, noting no impairment indicators were present.

During March 2020, the Company completed the divestiture of its Europe's Best and Casbah businesses, components of the Canada reporting unit, in two separate transactions for a combined purchase price of $1,759. Goodwill of $440 was assigned to the divested businesses on a relative fair value basis. An interim impairment analysis was performed for the Canada reporting unit both before and after the sale, noting no impairment indicators were present. The gain/loss on sale recognized during the three months ended March 31, 2020 as a result of the transactions was insignificant.

Beginning in the three months ended September 30, 2019, operations of Tilda have been classified as discontinued operations as discussed in Note 5, Discontinued Operations. Therefore, goodwill associated with Tilda is presented as Assets of discontinued operations in the consolidated financial statements.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	March 31, 2020	June 30, 2019
Non-amortized intangible assets:
Trademarks and tradenames (a)	$278,057	$291,199
Amortized intangible assets:
Other intangibles	200,425	204,630
Less: accumulated amortization	(122,768)	(115,543)
Net carrying amount	$355,714	$380,286

(a) The gross carrying value of trademarks and tradenames is reflected net of $93,273 and $83,734 of accumulated impairment charges as of March 31, 2020 and June 30, 2019, respectively.

During the nine months ended March 31, 2020 and 2019, the Company determined that indicators of impairment existed in certain of the Company’s indefinite-lived tradenames. The Company performed interim impairment analyses during the respective periods, and determined that the fair value of certain of the Company’s tradenames was below their carrying value. During the three and nine months ended March 31, 2020, the Company recognized impairment charges of $7,650 ($2,118 in the North America segment and $5,532 in the International segment) and $9,539 ($4,007 in the North America segment and $5,532 in the International segment), respectively. During the nine months ended March 31, 2019, the Company recognized an impairment charge of $17,900 ($15,113 in the North America segment and $2,787 in the International segment). There were no such impairment charges recognized during the three months ended March 31, 2019.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Amortization of acquired intangibles	$3,174	$3,265	$9,446	$9,946

10. DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2020	June 30, 2019
Revolving credit facility	$362,169	$420,575
Term loan	—	206,250
Less: Unamortized issuance costs	—	(1,022)
Other borrowings	3,398	4,966
	365,567	630,769
Short-term borrowings and current portion of long-term debt	2,041	17,232
Long-term debt, less current portion	$363,526	$613,537

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in euros, pounds sterling and Canadian dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of March 31, 2020, there were $362,169 of borrowings outstanding under the revolving credit facility and $9,698 letters of credit outstanding under the Credit Agreement. In the nine months ended March 31, 2020, the Company used the proceeds from the sale of Tilda, net of transaction costs, to prepay the entire principal amount of term loan outstanding under its credit facility and to partially pay down its revolving credit facility. In connection with the prepayment, the Company wrote off unamortized deferred debt issuance costs of $973, recorded in Interest and other financing expense, net in the Consolidated Statements of Operations.

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

As of March 31, 2020, $628,133 was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement. Swing Line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at March 31, 2020 was 2.51%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

11. INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. The Company calculated its tax rate on a discrete basis for the nine months ended March 31, 2019 due to significant variations in the relationship between tax expense and projected pre-tax income. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation which includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of Alternative Minimum Tax ("AMT") credit carryforwards. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is March 31, 2020. The Company is carrying back net operating losses generated in the June 30, 2019 tax year for five years, resulting in an estimated income statement benefit of $12,538, excluding the indirect tax benefit of $2,800 related to discontinued operations, and a tax refund receivable of $48,415 which is included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company continues to assess the impact of the CARES Act and additional guidance that is released related to COVID-19.

The effective income tax rate from continuing operations was a benefit of 66.7% and expense of 24.7% for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate from continuing operations was a benefit of 72.8% and a benefit of 4.0% for the nine months ended March 31, 2020 and 2019, respectively. The effective income tax rate from continuing operations for the period ended March 31, 2020 was impacted by provisions of the CARES Act. The Company recorded an income statement benefit of $12,538 related to the net operating loss carryback provision of the CARES Act, net of a reserve under ASC 740-10, but excluding the indirect tax benefit of $2,800 related to discontinued operations. This benefit is primarily due to the Company's ability to realize net operating losses at 35% (previous Federal income tax rate), while the deferred tax asset was established at 21% (current Federal income tax rate). The effective income tax rates from continuing operations for all periods were impacted by provisions in the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings.

The income tax from discontinued operations was a benefit of $1,624 and expense of $11,848 for the three and nine months ended March 31, 2020, respectively, while the income tax benefit from discontinued operations was $21,244 and $48,788 for the three and nine months ended March 31, 2019, respectively. The expense for income taxes for the nine months ended March 31, 2020 was impacted by $14,500 of tax related to the tax gain on the sale of the Tilda Group Entities. The benefit from income taxes for the three and nine months ended March 31, 2019 includes the reversal of the $12,250 deferred tax liability previously recorded related to Hain Pure Protein being classified as held-for-sale. Additionally, the three and nine month tax benefit is impacted by the tax effect of current period book losses as well as deferred tax benefit arising from asset impairment charges.

12.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Foreign currency translation adjustments:
Other comprehensive (loss) income before reclassifications (1)	$(52,315)	$20,934	$(42,602)	$(20,533)
Amounts reclassified into income (2)	—	—	95,120	—
Deferred gains (losses) on cash flow hedging instruments:
Other comprehensive income (loss) before reclassifications	—	(42)	—	(42)
Amounts reclassified into income (3)	109	—	83	—
Net change in accumulated other comprehensive (loss) income	$(52,206)	$20,892	$52,601	$(20,575)

(1) Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were net losses of $453 and $403 for the three months ended March 31, 2020 and 2019, respectively, and net losses of $703 and $875 for the nine months ended March 31, 2020 and 2019, respectively.
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
(3) Amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments are recorded in Cost of sales in the Consolidated Statements of Operations and, before taxes, were $134 and $108 in the three and nine months ended March 31, 2020, respectively. There were no amounts reclassified into income in the three and nine months ended March 31, 2019.

13. STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has one stockholder approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan, under which the Company’s officers, senior management, other key employees, consultants and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program to induce selected individuals to become employees of the Company. The Company maintains a long-term incentive program (the “LTI Plan”). As of March 31, 2020, the LTI Plan consisted of two performance-based long-term incentive plans (the “2018-2020 LTIP” and “2019-2021 LTIP”) that provide for performance equity awards that can be earned over defined performance periods. As of March 31, 2019, the Company maintained the 2017-2019 LTIP in addition to a 2016-2018 LTIP that provided for performance equity awards that could have been earned over a three-year performance period. The Company's plans are described in Note 14, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Selling, general and administrative expense	$3,761	$3,927	$9,581	$5,489
Chief Executive Officer Succession Plan expense, net	—	—	—	429
Discontinued operations	—	16	544	71
Total compensation cost recognized for stock-based compensation plans	$3,761	$3,943	$10,125	$5,989
Related income tax benefit	$630	$470	$1,300	$765

During the nine months ended March 31, 2019, the Company determined that the achievement of the adjusted operating income goals required to be met for Section 162(m) funding were not probable and therefore no awards would be paid or vested pursuant to the 2016-2018 LTIP and 2017-2019 LTIP. As such, in the nine months ended March 31, 2019, the Company recorded a benefit of $9,478 associated with the reversal of previously accrued amounts for awards under these plans that were dependent on the achievement of pre-determined performance measures. Of this amount, $5,065 was recorded in Chief Executive Officer Succession Plan expense, net, and $4,413 was recorded to Selling, general and administration expense (including $1,867 of stock-based compensation expense).

Restricted Stock

A summary of the restricted stock and restricted share unit activity for the nine months ended March 31, 2020 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock, restricted share units, and performance units outstanding at June 30, 2019	2,729	$12.94
Granted	969	$17.16
Vested	(257)	$22.77
Forfeited	(1,249)	$8.41
Non-vested restricted stock, restricted share units, and performance units outstanding at March 31, 2020	2,192	$15.82

At March 31, 2020 and June 30, 2019, the table above includes a total of 1,048 and 1,964 shares, respectively, that represent the target number of shares that may be earned under non-vested performance equity awards that are eligible to vest at 300% of target depending on the achievement of pre-defined performance criteria. Additionally, at March 31, 2020 and June 30, 2019, the table above includes a total of 29 and 42 shares, respectively, that represent the target number of shares that may be earned under non-vested performance equity awards that are eligible to vest at 150% of target depending on the achievement of pre-defined performance criteria.

	Nine Months Ended March 31,
	2020	2019
Fair value of restricted stock and restricted share units granted	$16,634	$24,734
Fair value of shares vested	$5,848	$7,725
Tax (benefit) expense recognized from restricted shares vesting	$(102)	$3,331

At March 31, 2020, there was $23,325 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

A summary of the stock option activity for the nine months ended March 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding and exercisable at June 30, 2019	122	$2.26
Exercised	—	—
Options outstanding and exercisable at March 31, 2020	122	$2.26	11.3	$2,891

At March 31, 2020, there was no unrecognized compensation expense related to stock option awards.

14. INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Chop't Holdings, LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. At March 31, 2020 and June 30, 2019, the carrying value of the Company’s investment in Chop’t was $13,755 and $14,632, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Forward foreign currency contracts	992	—	992	—
Equity investment	479	479	—	—
Total	$1,471	$479	$992	$—
Liabilities:
Forward foreign currency contracts	$122	$—	$122	$—
Total	$122	$—	$122	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$44	$44	$—	$—
Forward foreign currency contracts	626	—	626	—
Equity investment	621	621	—	—
Total	$1,291	$665	$626	$—
Liabilities:
Forward foreign currency contracts	$103	$—	$103	$—
Total	$103	$—	$103	$—

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

At March 31, 2020 and June 30, 2019, the probability of payment related to existing contingent consideration arrangements was remote. Accordingly, no liability was recorded on the Consolidated Balance Sheets in either period.
There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2020 and March 31, 2019.

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

Derivative instruments designated as hedges at inception are measured for effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in Accumulated other comprehensive loss and is included in current period earnings. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date or when the hedge is no longer effective. There were no discontinued foreign exchange hedges for the three and nine months ended March 31, 2020 and March 31, 2019.

The notional amount of cash flow hedges at March 31, 2020 and June 30, 2019 was $6,051 and $2,275, respectively. The fair value of cash flow hedges at March 31, 2020 and June 30, 2019 was $257 and $83 of net assets, respectively.
The notional amounts of foreign currency exchange contracts not designated as hedges at March 31, 2020 and June 30, 2019 were $45,768 and $41,845, respectively. The fair values of foreign currency exchange contracts not designated as hedges at March 31, 2020 and June 30, 2019 were $613 and $440 of net assets, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in the Company’s Consolidated Statements of Operations based upon the nature of the underlying hedged transaction and were not material for the three and nine months ended March 31, 2020 and March 31, 2019.

16. COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated

Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its current and former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. On April 6, 2020, the Court granted Defendants' motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs filed a notice of appeal on May 5, 2020 indicating their intent to appeal the Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit.

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

On August 10, 2017, the court granted the parties' stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs. On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the Consolidated Securities Action, described above.

On March 29, 2019, the Court in the Consolidated Securities Action granted Defendants’ motion, dismissing the Amended Complaint in its entirety, without prejudice to replead. Co-Lead Plaintiffs in the Consolidated Securities Action filed the Second Amended Complaint on May 6, 2019. The parties to the Consolidated Stockholder Class and Derivative Action agreed to continue the stay of Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through 30 days after a decision on Defendants' motion to dismiss the Second Amended Complaint in the Consolidated Securities Action.

On April 6, 2020, the Court granted Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action, with prejudice. Pursuant to the terms of the stay, Defendants in the Consolidated Stockholder Class and Derivative Action had until May 6, 2020 to answer, move, or otherwise respond to the complaint in this matter. On April 28, 2020, the Court entered an order extending Defendants’ time to respond to June 9, 2020.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net Sales:
North America	$320,440	$314,321	$872,834	$911,086
International	232,857	232,936	669,323	688,215
	$553,297	$547,257	$1,542,157	$1,599,301

Operating Income (Loss):
North America	$28,873	$21,358	$64,067	$35,427
International	18,660	19,883	40,666	40,696
	47,533	41,241	$104,733	$76,123
Corporate and Other (a)	(28,398)	(22,249)	(73,952)	(105,975)
	$19,135	$18,992	$30,781	$(29,852)

(a) In addition to general Corporate and Other expenses as described above, for the three months ended March 31, 2020, Corporate and Other includes $5,572 of Productivity and transformation costs and tradename impairment of $7,650 ($2,118 related to North America; $5,532 related to International), partially offset by a benefit of $400 of proceeds from insurance claim. For the three months ended March 31, 2019, Corporate and Other includes $455 of Chief Executive Officer Succession Plan expense, net and $7,562 of Productivity and transformation costs.

In addition to general Corporate and Other expenses as described above, for the nine months ended March 31, 2020, Corporate and Other includes $26,142 of Productivity and transformation costs and tradename impairment charges of $9,539 ($4,007 related to North America; $5,532 related to International), partially offset by a benefit of $2,962 of proceeds from insurance claim. For the nine months ended March 31, 2019, Corporate and Other includes $30,156 of Chief Executive Officer Succession Plan expense, net, $21,045 of Productivity and transformation costs, $4,334 of accounting review and remediation costs, net of insurance proceeds, and tradename impairment charges of $17,900 ($15,113 related to North America; $2,787 related to International).

The Company's net sales by product category are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Grocery	$373,723	$388,687	$1,081,497	$1,151,781
Snacks	79,252	72,513	227,925	216,652
Tea	33,372	31,784	93,855	93,113
Personal Care	66,950	54,273	138,880	137,755
Total	$553,297	$547,257	$1,542,157	$1,599,301

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
United States	$279,534	$278,589	$758,759	$804,456
United Kingdom	169,024	179,679	501,619	537,438
All Other	104,739	88,989	281,779	257,407
Total	$553,297	$547,257	$1,542,157	$1,599,301

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic area were as follows:

	March 31, 2020	June 30, 2019
United States	$113,069	$115,866
United Kingdom	137,517	132,876
All Other	82,005	87,277
Total	$332,591	$336,019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended March 31, 2020 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life™.  Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Almond Dream®, Bearitos®, Better Bean®, BluePrint®, Celestial Seasonings®, Clarks™, Coconut Dream®, Cully & Sully®, Danival®, DeBoles®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, GG UniqueFiber®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Johnson’s Juice Co.™, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Mary Berry (under license), Natumi®, New Covent Garden Soup Co.®, Orchard House®, Rice Dream®, Robertson’s®, Sensible Portions®, Spectrum® Organics, Soy Dream®, Sun-Pat®, Sunripe®, Terra®, The Greek Gods®, Walnut Acres®, Yorkshire Provender®, Yves Veggie Cuisine®and William’s™. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

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

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. Accordingly, the Company divested of all of its operations of the Hain Pure Protein reportable segment and WestSoy® tofu, seitan and tempeh businesses in the United States in fiscal 2019, the entities comprising its Tilda operating segment and certain other assets of the Tilda business in August 2019, its Arrowhead Mills® and SunSpire® brands in October 2019, and its Europe's Best® and Casbah® brands in March 2020.

COVID-19

The COVID-19 pandemic has created challenging and unprecedented conditions, and we are committed to supporting the global response to the crisis. We are proud of our employees who are giving extraordinary effort under difficult circumstances to ensure we can supply the products our consumers depend on. We are pleased with our preparation and efforts through the early stages of the pandemic, and we believe we are well positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. We have successfully implemented contingency plans overseen by crisis management teams to monitor the evolving needs of our business. While we have managed the pandemic well with minimal disruption to our business thus far, the impact of the pandemic on our future consolidated results of operations is uncertain.

We discuss the actual and potential impact of the COVID-19 pandemic on our business below as well as in Part II, Item 1A, Risk Factors of this Form 10-Q.

Employee and Consumer Health and Safety Precautions

From the outset of the pandemic, our first priority has been the well-being of our employees and consumers. We were early adopters of guidance from global health authorities for preventing the spread of COVID-19, and we have consistently met or exceeded government guidelines for addressing the health and safety of our employees, including global travel restrictions, prohibitions against visitors, social distancing requirements, the use of thermal temperature scanners, and the provision of personal protective equipment to our employees. We have also enabled the use of new technology to allow many of our office-based employees to work from home effectively. While these important actions and initiatives have led to some increased costs, the overall costs have not been material to our financial results and have been more than offset by the overall increase in our net sales due to increased consumer demand.

Manufacturing Facilities and Supply Chain Challenges

We have experienced temporary disruptions at certain of our manufacturing facilities due to an abundance of caution and our early adoption of best practices for addressing instances of an employee contracting COVID-19. We are proud of our efforts to ensure the health and safety of our employees and consumers, and these temporary disruptions have not had a material impact on our operations to date. We continue to monitor and comply with all applicable government orders, as many of the jurisdictions in which we do business begin to transition to the next phase of re-opening and a more normal operating environment.

We are facing, and will continue to face, significant operational challenges in manufacturing our products and making them available to customers and consumers as a result of the COVID-19 pandemic. Shelter-in-place and social distancing behaviors, which are being mandated or encouraged by governments and practiced by businesses and individuals, create challenges for our manufacturing employees as well as for third parties on which we rely to make our products available to consumers. These third parties include our suppliers, contract manufacturers, distributors, logistics providers and other business partners, as well as the retailers that ultimately sell our products to consumers. We have experienced some increased volatility in the cost of ingredients and increased logistics-related costs to manage our supply chain through the pandemic. To date, these increased costs have not had a material impact on our financial results.

We believe our planning has us well positioned to continue to manage these supply chain challenges. When certain European countries were among the first regions impacted by COVID-19, we learned the nature and scope of the resulting supply disruptions and how to prepare for them. We made the decision to identify our most important products and secondary sources of supply and manufacturing capabilities for those key products. We acquired extra raw materials, supplemented our inventory levels and added temporary labor to support our extra manufacturing and health and safety initiatives. We also consolidated product shipping orders to more efficiently meet the increased customer and consumer demand. The framework for these supply chain measures remains in place to continue to meet any further surges in demand.

Consumer Demand

To date, shelter-in-place and social distancing behaviors have resulted in increased overall demand for our products, most notably in our grocery, snacks, tea and certain personal care product categories. Other product offerings, such as sun care products and the food service component of our European fruit business, have been adversely impacted due to changed consumer behavior and priorities.

While we have experienced a net increase in the overall demand for our products during the early phases of the COVID-19 pandemic, the duration of that increased demand environment is uncertain. Additionally, deteriorating economic and political conditions arising from the COVID-19 pandemic could adversely affect future demand for our products. Factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products.

Our Financial Position

The COVID-19 pandemic has not negatively impacted our operations to date. Accordingly, we do not expect our financial position to be materially impacted by the COVID-19 pandemic. We finance our operations primarily with the cash flows we generate from our operations and from borrowings available to us under our Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). As of March 31, 2020, we had $628.1 million available under the Amended Credit Agreement.

Business Priorities

While the current environment has caused us to delay certain planned innovation and productivity initiatives, our business strategy of simplifying our portfolio and reinvigorating profitable sales growth remains unchanged.

Financial Impact on Third Parties and Equity Investments

The economic fallout from the COVID-19 pandemic will impact third parties with which we conduct business, including our suppliers, contract manufacturers, distributors, logistics providers and other business partners. Deteriorating economic conditions could jeopardize the viability of some third parties and our business relationships with them and could cause us to incur losses or increased costs in our dealings with those third parties. We have taken measures to minimize the impact of hardships faced by individual business partners, including by identifying secondary sources of supply and manufacturing capabilities.

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

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2020 and 2019 (amounts in thousands, other than percentages, which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2020		March 31, 2019		Dollars	Percentage
Net sales	$553,297	100.0%	$547,257	100.0%	$6,040	1.1%
Cost of sales	420,902	76.1%	434,049	79.3%	(13,147)	(3.0)%
Gross profit	132,395	23.9%	113,208	20.7%	19,187	16.9%
Selling, general and administrative expenses	85,447	15.4%	81,088	14.8%	4,359	5.4%
Amortization of acquired intangibles	3,174	0.6%	3,265	0.6%	(91)	(2.8)%
Productivity and transformation costs	11,514	2.1%	9,408	1.7%	2,106	22.4%
Chief Executive Officer Succession Plan expense, net	—	—%	455	0.1%	(455)	*
Proceeds from insurance claim	(400)	(0.1)%	—	—%	(400)	*
Long-lived asset and intangibles impairment	13,525	2.4%	—	—%	13,525	*
Operating income	19,135	3.5%	18,992	3.5%	143	0.8%
Interest and other financing expense, net	4,037	0.7%	5,994	1.1%	(1,957)	(32.6)%
Other (income) expense, net	(260)	—%	1,067	0.2%	(1,327)	(124.4)%
Income from continuing operations before income taxes and equity in net loss of equity-method investees	15,358	2.8%	11,931	2.2%	3,427	28.7%
(Benefit) provision for income taxes	(10,242)	(1.9)%	2,943	0.5%	(13,185)	(448.0)%
Equity in net loss of equity-method investees	564	—%	205	—%	359	175.1%
Net income from continuing operations	$25,036	4.5%	$8,783	1.6%	$16,253	185.1%
Net loss from discontinued operations, net of tax	(697)	(0.1)%	(74,620)	(13.6)%	73,923	99.1%
Net income (loss)	$24,339	4.4%	$(65,837)	(12.0)%	$90,176	137.0%

Adjusted EBITDA	$60,690	11.0%	$49,137	9.0%	$11,553	23.5%
Diluted net income per common share from continuing operations	$0.24		$0.08		$0.16	200.0%
Diluted net loss per common share from discontinued operations	(0.01)		(0.72)		0.71	98.6%
Diluted net income (loss) per common share	$0.23		$(0.63)		$0.86	136.5%
* Percentage is not meaningful

Net Sales

Net sales for the three months ended March 31, 2020 were $553.3 million, an increase of $6.0 million, or 1.1%, as compared to $547.3 million in the three months ended March 31, 2019. On a constant currency basis, net sales increased approximately 2.1% from the prior year quarter. Net sales on a constant currency basis increased in both the North America and International reportable segments. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $132.4 million, an increase of $19.2 million, or 16.9%, as compared to the prior year quarter. Gross profit margin was 23.9% of net sales, compared to 20.7% in the prior year quarter. The increased profit margin was favorably impacted by the product mix and supply chain efficiencies primarily in the United States, partially offset by unfavorable foreign currency impacts of $1.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $85.4 million for the three months ended March 31, 2020, an increase of $4.4 million, or 5.4%, from $81.1 million for the prior year quarter. The increase was due to increased variable compensation and marketing costs. Selling, general and administrative expenses as a percentage of net sales was 15.4% in the three months ended March 31, 2020 compared to 14.8% in the prior year quarter, reflecting an increase of 60 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $3.2 million for the three months ended March 31, 2020, a decrease of $0.1 million from $3.3 million in the prior year quarter primarily resulting from movements in foreign currency.

Productivity and Transformation Costs

Productivity and transformation costs were $11.5 million for the three months ended March 31, 2020, an increase of $2.1 million from $9.4 million in the prior year quarter. The increase was primarily due to increased consulting fees incurred in connection with the Company’s ongoing transformation initiatives and increased severance costs.

Chief Executive Officer Succession Plan Expense, Net

Net costs and expenses associated with the Company’s former Chief Executive Officer Succession Plan were $0.5 million for the three months ended March 31, 2019. There were no comparable expenses in the three months ended March 31, 2020. See Note 3, Former Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Proceeds from Insurance Claim

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount $4.5 million was recognized in fiscal 2019 as it relates to reimbursement of costs already incurred, with the remaining $2.5 million recognized in the nine months ended March 31, 2020. The Company recorded an additional $0.4 million of proceeds during the nine months ended March 31, 2020.

Long-lived Asset and Intangibles Impairment

During the three months ended March 31, 2020, the Company recorded a pre-tax impairment charge of $2.1 million related to certain tradenames within the Company's North America segment and $5.5 million related to certain tradenames within the Company's International segment. Additionally, in the three months ended March 31, 2020, the Company recorded a $5.9 million non-cash impairment charge primarily related to a write-down of certain machinery and equipment in the United States and Europe used to manufacture certain slow moving SKUs.

Operating Income

Operating income for the three months ended March 31, 2020 was $19.1 million compared to $19.0 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $4.0 million for the three months ended March 31, 2020, a decrease of $2.0 million, or 32.6%, from $6.0 million in the prior year quarter. The decrease resulted primarily from lower interest expense related to our revolving credit facility as a result of lower outstanding debt and lower variable interest rates. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other (Income) Expense, Net

Other income, net totaled $0.3 million for the three months ended March 31, 2020, compared to expense of $1.1 million in the prior year quarter. The increase was primarily attributable to higher net unrealized foreign currency gains principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Income From Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in net loss of our equity-method investees for the three months ended March 31, 2020 was $15.4 million compared to $11.9 million in the prior year quarter. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit from continuing operations was $10.2 million for the three months ended March 31, 2020 compared to income tax expense of $2.9 million in the prior year quarter.

The effective income tax rate from continuing operations was a benefit of 66.7% and expense of 24.7% for the three months ended March 31, 2020 and March 31, 2019, respectively. The effective income tax rate from continuing operations for the period ended March 31, 2020 was impacted by provisions of the CARES Act. For an additional discussion on the impact of the CARES Act, see Note 11, Income Taxes, in the Notes to the Consolidated Financial Statements included in item 1 of this Form 10-Q. The effective income tax rates from continuing operations for all periods were impacted by provisions in the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended March 31, 2020 was $0.6 million and $0.2 million in the prior year quarter. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income from Continuing Operations

Net income from continuing operations for the three months ended March 31, 2020 was $25.0 million, or $0.24 per diluted share, compared to $8.8 million, or $0.08 per diluted share, for the three months ended March 31, 2019. The increase was attributable to the factors noted above.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net loss from discontinued operations, net of tax, for the three months ended March 31, 2020 was $0.7 million, or $0.01 per diluted share, compared to $74.6 million, or $0.72 per diluted share, in the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company recognized a $0.5 million adjustment to the sale of Tilda entities relating to post-closing adjustments. Net loss from discontinued operations, net of tax, for the three months ended March 31, 2019 included asset impairment charges of $51.3 million associated with our former Hain Pure Protein business.

The income tax benefit from discontinued operations was $1.6 million for the three months ended March 31, 2020 associated with the tax gain on the sale of the Tilda and Hain Pure Protein entities and the tax effect of current period book losses. The income tax benefit from discontinued operations of $21.2 million for the three months ended March 31, 2019 includes the reversal of the $12.3 million deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, the benefit is impacted by the tax effect of current period book losses as well as deferred tax benefit arising from asset impairment charges.

See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Income (Loss)

Net income for the three months ended March 31, 2020 was $24.3 million, or $0.23 per diluted share, compared to a net loss of $65.8 million, or $0.63 per diluted share, in the prior year quarter. The increase was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $60.7 million and $49.1 million for the three months ended March 31, 2020 and 2019, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended March 31, 2020 and 2019:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 3/31/20	$320,440	$232,857	$—	$553,297
Three months ended 3/31/19	314,321	232,936	—	547,257
$ change	$6,119	$(79)	n/a	$6,040
% change	1.9%	—%	n/a	1.1%

Operating income (loss)
Three months ended 3/31/20	$28,873	$18,660	$(28,398)	$19,135
Three months ended 3/31/19	21,358	19,883	(22,249)	18,992
$ change	$7,515	$(1,223)	$(6,149)	$143
% change	35.2%	(6.2)%	(27.6)%	0.8%

Operating income (loss) margin
Three months ended 3/31/20	9.0%	8.0%	n/a	3.5%
Three months ended 3/31/19	6.8%	8.5%	n/a	3.5%

North America

Our net sales in the North America reportable segment for the three months ended March 31, 2020 were $320.4 million, an increase of $6.1 million, or 1.9%, from net sales of $314.3 million in the prior year quarter. The increase in net sales was primarily driven by an increase in overall demand for our products as a result of pantry loading in reaction to the COVID-19 pandemic, most notably in our snacks, tea and certain personal care product categories, partially offset by brand divestitures and the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in North America for the three months ended March 31, 2020 was $28.9 million, an increase of $7.5 million from $21.4 million in the prior year quarter. The increase was driven by a favorable product mix and supply chain efficiencies, partially offset by long-lived asset impairment charges and increased severance costs.

International

Our net sales in the International reportable segment for the three months ended March 31, 2020 were $232.9 million, essentially flat compared to the prior year quarter. On a constant currency basis, net sales increased 2.2% from the prior year quarter primarily due to an increase in overall demand for our products as a result of pantry loading in reaction to COVID-19 and growth in our plant based food and beverage products, partially offset by reductions in certain fruit-based products. Operating income in our International reportable segment for the three months ended March 31, 2020 was $18.7 million, a decrease of $1.2 million from $19.9 million for the three months ended March 31, 2019. The decrease was primarily associated with long-lived asset impairment charges, partially offset by supply chain efficiencies.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Productivity and transformation costs and tradename impairment charges of $5.6 million and $7.7 million, respectively, are included in Corporate and Other for the three months ended March 31, 2020. Chief Executive Officer Succession Plan expense, net and Productivity and transformation costs, net of insurance proceeds included within Corporate and Other expenses were $0.5 million and $7.6 million, respectively, for the three months ended March 31, 2019.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Nine Months Ended March 31, 2020 to Nine Months Ended March 31, 2019

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2020 and 2019 (amounts in thousands, other than percentages, which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2020		March 31, 2019		Dollars	Percentage
Net sales	$1,542,157	100.0%	$1,599,301	100.0%	$(57,144)	(3.6)%
Cost of sales	1,206,324	78.2%	1,295,834	81.0%	(89,510)	(6.9)%
Gross profit	335,833	21.8%	303,467	19.0%	32,366	10.7%
Selling, general and administrative expenses	245,205	15.9%	235,561	14.7%	9,644	4.1%
Amortization of acquired intangibles	9,446	0.6%	9,946	0.6%	(500)	(5.0)%
Productivity and transformation costs	37,949	2.5%	29,613	1.9%	8,336	28.1%
Chief Executive Officer Succession Plan expense, net	—	—%	30,156	1.9%	(30,156)	*
Proceeds from insurance claim	(2,962)	(0.2)%	—	—%	(2,962)	*
Accounting review and remediation costs, net of insurance proceeds	—	—%	4,334	0.3%	(4,334)	*
Long-lived asset and intangibles impairment	15,414	1.0%	23,709	1.5%	(8,295)	(35.0)%
Operating income (loss)	30,781	2.0%	(29,852)	(1.9)%	60,633	203.1%
Interest and other financing expense, net	15,068	1.0%	15,736	1.0%	(668)	(4.2)%
Other expense, net	2,312	0.1%	2,038	0.1%	274	13.4%
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	13,401	0.9%	(47,626)	(3.0)%	61,027	128.1%
Benefit for income taxes	(9,753)	(0.6)%	(1,926)	(0.1)%	(7,827)	(406.4)%
Equity in net loss of equity-method investees	1,219	—%	391	—%	828	211.8%
Net income (loss) from continuing operations	$21,935	1.4%	$(46,091)	(2.9)%	$68,026	147.6%
Net loss from discontinued operations, net of tax	(105,581)	(6.8)%	(123,672)	(7.7)%	18,091	14.6%
Net loss	$(83,646)	(5.4)%	$(169,763)	(10.6)%	$86,117	50.7%

Adjusted EBITDA	$137,827	8.9%	$115,719	7.2%	$22,108	19.1%
Diluted net income (loss) per common share from continuing operations	$0.21		$(0.44)		$0.65	147.7%
Diluted net loss per common share from discontinued operations	(1.01)		(1.19)		0.18	15.1%
Diluted net loss per common share	$(0.80)		$(1.63)		$0.83	50.9%
* Percentage is not meaningful

Net Sales

Net sales for the nine months ended March 31, 2020 were $1.54 billion, a decrease of $57.1 million, or 3.6%, from $1.60 billion for the nine months ended March 31, 2019. On a constant currency basis, net sales decreased approximately 2.4% from the prior year period. Net sales on a constant currency basis decreased in the North America reportable segment and were essentially flat in the International reportable segment. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit for the nine months ended March 31, 2020 was $335.8 million, an increase of $32.4 million, or 10.7%, as compared to the prior year period. Gross profit margin was 21.8% of net sales, compared to 19.0% in the prior year period. The increased profit margin was primarily driven by a favorable product mix and supply chain efficiencies primarily in the United States, partially offset by unfavorable foreign currency impacts of $3.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $245.2 million for the nine months ended March 31, 2020, an increase of $9.6 million, or 4.1%, from $235.6 million for the prior year period. The increase was due to increased marketing and advertising spend in the current year period and lower variable compensation costs in the prior year period, including stock-based compensation expense, primarily related to the reversal of previously accrued amounts under certain performance based incentive plans of which achievement was no longer probable. See Note 13, Stock-based Compensation and Incentive Performance Plans, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion. Selling, general and administrative expenses as a percentage of net sales was 15.9% in the nine months ended March 31, 2020 compared to 14.7% in the prior year period, reflecting an increase of 120 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $9.4 million for the nine months ended March 31, 2020, a decrease of $0.5 million from $9.9 million in the prior year period. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized in periods subsequent to March 31, 2019 and the impact of movements in foreign currency.

Productivity and Transformation Costs

Productivity and transformation costs were $37.9 million for the nine months ended March 31, 2020, an increase of $8.3 million from $29.6 million in the prior year period. The increase was primarily due to increased consulting fees incurred in connection with the Company’s ongoing transformation initiatives and increased severance costs for the nine months ended March 31, 2020 as compared to the prior year period.

Chief Executive Officer Succession Plan Expense, Net

Net costs and expenses associated with the Company’s former Chief Executive Officer Succession Plan were $30.2 million for the nine months ended March 31, 2019. There were no comparable expenses in the nine months ended March 31, 2020. See Note 3, Former Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Proceeds from Insurance Claim

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount, $4.5 million was recognized in fiscal 2019 as it relates to reimbursement of costs already incurred, with the remaining $2.5 million recognized in the nine months ended March 31, 2020. The Company recorded an additional $0.4 million of proceeds during the nine months ended March 31, 2020.

Accounting Review and Remediation Costs, Net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $4.3 million for the nine months ended March 31, 2019. No such costs were incurred in the nine months ended March 31, 2020.

Long-lived Asset and Intangibles Impairment

During the nine months ended March 31, 2020, the Company recorded a pre-tax impairment charge of $4.0 million related to certain tradenames within the Company's North America segment and $5.5 million related to certain tradenames within the Company's International segment. Additionally, during the nine months ended March 31, 2020, the Company recorded a $5.9 million non-cash impairment charge primarily related to a write-down of certain machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs. During the nine months ended March 31, 2019, the Company recorded a pre-tax impairment charge of $17.9 million related to certain tradenames ($15.1 million related to the

North America segment and $2.8 million related to the International segment). See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q. Additionally, the Company recorded $5.3 million of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom.

Operating Income (Loss)

Operating income for the nine months ended March 31, 2020 was $30.8 million compared to an operating loss of $29.9 million in the prior year period. The increase in operating income resulted from the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $15.1 million for the nine months ended March 31, 2020, a decrease of $0.7 million, or 4.2%, from $15.7 million in the prior year period. The decrease resulted primarily from lower interest expense related to our revolving credit facility as a result of lower outstanding debt and lower variable interest rates, offset in part by a $0.9 million write-off of deferred financing costs due to the repayment of the Company’s term loan. See Note 10, Debt and Borrowings, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense, Net

Other expense, net, totaled $2.3 million for the nine months ended March 31, 2020, compared to $2.0 million in the prior year period. The increase was primarily attributable to the loss on sale of the Arrowhead and SunSpire businesses during the second quarter, partially offset by higher net unrealized foreign currency gains principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans and the gain on sale of the Europe's Best business.

Income (Loss) From Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in net loss of our equity-method investees for the nine months ended March 31, 2020 was $13.4 million compared to a loss of $47.6 million in the prior year period. The increase was due to the items discussed above.

Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit from continuing operations was $9.8 million for the nine months ended March 31, 2020 compared to a benefit of $1.9 million in the prior year period.

The effective income tax rates from continuing operations was a benefit of 72.8% and a benefit of 4.0% for the nine months ended March 31, 2020 and March 31, 2019, respectively. The effective income tax rate from continuing operations for the period ended March 31, 2020 was impacted by provisions of the CARES Act. For an additional discussion on the impact of the CARES Act, see Note 11, Income Taxes, in the Notes to the Consolidated Financial statements included in item 1 of this Form 10-Q. The effective income tax rates from continuing operations for all periods were impacted by provisions in the Tax Act primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the nine months ended March 31, 2020 was $1.2 million compared to $0.4 million in the prior year period. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the nine months ended March 31, 2020 was $21.9 million compared to net loss of $46.1 million in the prior year period. Net income per diluted share from continuing operations was $0.21 for the nine months ended March 31, 2020 compared to net loss per diluted share of $0.44 in the prior year period. The increase was attributable to the factors noted above.

Net Loss from Discontinued Operations, Net of Tax

Net loss from discontinued operations, net of tax, for the nine months ended March 31, 2020 was $105.6 million, or $1.01 per diluted share, compared to $123.7 million, or $1.19 per diluted share, in the prior year period.

Net loss from discontinued operations, net of tax, for the nine months ended March 31, 2020 included a reclassification of $95.1 million of cumulative translation losses from Accumulated comprehensive loss related to the Tilda business to discontinued operations. Net loss from discontinued operations, net of tax, for the nine months ended March 31, 2019 included asset impairment charges of $109.3 million associated with our former Hain Pure Protein business.

The income tax expense from discontinued operations was $11.8 million for the nine months ended March 31, 2020 and is impacted by $14.5 million of tax relating to the tax gain on the sale of the Tilda entities. The income tax benefit from discontinued operations of $48.8 million for the nine months ended March 31, 2019 includes the reversal of the $12.3 million deferred tax liability previously recorded related to Hain Pure Protein being classified as held for sale. In addition, the benefit is impacted by the tax effect of current period book losses as well as deferred tax benefit arising from asset impairment charges.

See Note 5, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Loss

Net loss for the nine months ended March 31, 2020 was $83.6 million, or $0.80 per diluted share, compared to $169.8 million, or $1.63 per diluted share, in the prior year period. The decrease in net loss was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $137.8 million and $115.7 million for the nine months ended March 31, 2020 and 2019, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the nine months ended March 31, 2020 and 2019:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Nine months ended 3/31/20	$872,834	$669,323	$—	$1,542,157
Nine months ended 3/31/19	911,086	688,215	—	1,599,301
$ change	$(38,252)	$(18,892)	n/a	$(57,144)
% change	(4.2)%	(2.7)%	n/a	(3.6)%

Operating income (loss)
Nine months ended 3/31/20	$64,067	$40,666	$(73,952)	$30,781
Nine months ended 3/31/19	35,427	40,696	(105,975)	(29,852)
$ change	$28,640	$(30)	$32,023	$60,633
% change	80.8%	(0.1)%	30.2%	203.1%

Operating income (loss) margin
Nine months ended 3/31/20	7.3%	6.1%	n/a	2.0%
Nine months ended 3/31/19	3.9%	5.9%	n/a	(1.9)%

North America

Our net sales in the North America reportable segment for the nine months ended March 31, 2020 were $872.8 million, a decrease of $38.3 million, or 4.2%, from $911.1 million in the prior year period. The decrease in net sales was primarily driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins, partially offset by increased overall demand for our products as a result of pantry loading in reaction to the COVID-19 pandemic during the third quarter of 2020. Operating income in North America for the nine months ended March 31, 2020 was $64.1 million, an increase of $28.6 million from $35.4 million in the prior year period. The increase in operating income was the result of increased gross profit in the United States driven by a favorable product mix, efficient trade spending and supply chain cost reductions in the United States as well as other productivity savings, offset in part by increased marketing and advertising expense and variable compensation.

International

Our net sales in the International reportable segment for the nine months ended March 31, 2020 were $669.3 million, a decrease of $18.9 million, or 2.7%, from $688.2 million in the prior year period. On a constant currency basis, net sales decreased 0.1% from the prior year primarily due to discontinued sales of unprofitable SKUs, partially offset by growth in our plant based food and beverage products. Operating income in our International reportable segment for the nine months ended March 31, 2020 was $40.7 million, essentially flat when compared to the prior year period. Excluding the impact of foreign currency movements of $1.1 million, operating income increased 2.9% for the nine months ended March 31, 2020, compared to the prior year period, due to increased gross profit driven by a favorable product mix and pantry loading in reaction to COVID-19 in Europe, partially offset by reductions in certain fruit-based products.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Productivity and transformation costs, tradename impairment charges, and proceeds from insurance claim included within Corporate and Other expenses were $26.1 million, $9.5 million, and $3.0 million, respectively, for the nine months ended March 31, 2020. Chief Executive Officer Succession Plan expense, net, Productivity and transformation costs and Accounting review and remediation costs, net of insurance proceeds included within Corporate and Other expenses were $30.2 million, $21.0 million and $4.3 million, respectively, for the nine months ended March 31, 2019.

Refer to Note 17, Segment Information, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). As of March 31, 2020, $628.1 million was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants.

Our cash and cash equivalents balance increased $10.5 million at March 31, 2020 to $41.5 million as compared to $31.0 million at June 30, 2019. Our working capital from continuing operations was $301.8 million at March 31, 2020, an increase of $61.5 million from $240.3 million at the end of fiscal 2019.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of March 31, 2020, substantially all of the total cash balance from continuing operations was held outside of the United States due to debt repayments made towards our revolving credit facility at the end of the period by the United States operating segment. It is our current intent to indefinitely reinvest our foreign earnings outside the United States. However, we intend to further study changes enacted by the Tax Act, costs of repatriation and the current and future cash needs of foreign operations to determine whether there is an opportunity to repatriate foreign cash balances in the future on a tax-efficient basis.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2020, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,		Change in
(amounts in thousands)	2020	2019	Dollars	Percentage
Cash flows provided by (used in):
Operating activities from continuing operations	$64,092	$18,331	$45,761	249.6%
Investing activities from continuing operations	(32,533)	(51,210)	18,677	36.5%
Financing activities from continuing operations	(18,917)	3,384	(22,301)	(659.0)%
Effect of exchange rate changes on cash from continuing operations	(2,110)	(774)	(1,336)	(172.6)%
Increase (decrease) in cash from continuing operations	10,532	(30,269)	40,801	134.8%
Decrease in cash from discontinued operations	(8,509)	(17,057)	8,548	50.1%
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,023	$(47,326)	$49,349	104.3%

Cash provided by operating activities from continuing operations was $64.1 million for the nine months ended March 31, 2020, an increase of $45.8 million from the prior year period. This increase resulted primarily from an improvement of $51.1 million in net income adjusted for non-cash charges and a decrease of $5.4 million of cash used in working capital accounts.

Cash used in investing activities from continuing operations was $32.5 million for the nine months ended March 31, 2020, a decrease of $18.7 million from $51.2 million in the prior year period primarily due to proceeds of $15.1 million from brand divestitures and decreased capital expenditures.

Cash used in financing activities from continuing operations was $18.9 million for the nine months ended March 31, 2020, a decrease of $22.3 million from cash provided by of $3.4 million in the prior year period. Cash used in financing activities from continuing operations for the nine months ended March 31, 2019 included $263.8 million of net repayments of our term loan and revolving credit facility funded primarily through proceeds received from the sale of Tilda and $57.4 million of share repurchases, offset in part by $305.2 million primarily related to the proceeds from the sale of Tilda.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was $17.1 million for the nine months ended March 31, 2020, an improvement of $53.9 million from negative $36.7 million in the nine months ended March 31, 2019. This improvement resulted primarily from an improvement of $51.1 million in net income adjusted for non-cash charges, a decrease of $5.4 million of cash used in working capital accounts and a decrease of $8.1 million in capital expenditures. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Share Repurchase Program

On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three and nine months ended March 31, 2020, the Company repurchased 2,439 shares under the program for a total of $57.4 million, excluding commissions, at an average price of $23.52 per share. As of March 31, 2020, the Company had $192.6 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported and constant currency net sales increase (decrease) is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended 3/31/20	$320,440	$232,857	$553,297
Impact of foreign currency exchange	477	5,095	5,572
Net sales on a constant currency basis - Three months ended 3/31/20	$320,917	$237,952	$558,869

Net sales - Three months ended 3/31/19	$314,321	$232,936	$547,257
Net sales growth on a constant currency basis	2.1%	2.2%	2.1%

Net sales - Nine months ended 3/31/20	$872,834	$669,323	$1,542,157
Impact of foreign currency exchange	764	18,515	19,279
Net sales on a constant currency basis - Nine months ended 3/31/20	$873,598	$687,838	$1,561,436

Net sales - Nine months ended 3/31/19	$911,086	$688,215	$1,599,301
Net sales decline on a constant currency basis	(4.1)%	(0.1)%	(2.4)%

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before income taxes, net interest expense, depreciation and amortization, impairment of long-lived and intangible assets, equity in net loss of equity-method investees, stock-based compensation, net, stock-based compensation in connection with the Company's former CEO Succession Plan, productivity and transformation costs, SKU rationalization and certain inventory writedowns, unrealized currency gains and losses, and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands)	2020	2019	2020	2019
Net income (loss)	$24,339	$(65,837)	$(83,646)	$(169,763)
Net loss from discontinued operations	(697)	(74,620)	(105,581)	(123,672)
Net income (loss) from continuing operations	25,036	8,783	21,935	(46,091)

(Benefit) provision for income taxes	(10,242)	2,943	(9,753)	(1,926)
Interest expense, net	3,332	5,278	11,884	13,966
Depreciation and amortization	12,927	12,483	40,069	37,548
Equity in net loss of equity-method investees	564	205	1,219	391
Stock-based compensation, net	3,761	3,927	9,581	5,489
Stock-based compensation expense in connection with Chief Executive Officer Succession Agreement	—	—	—	429
Long-lived asset and intangibles impairment	13,525	—	15,414	23,709
Unrealized currency (gains) losses	(1,011)	1,522	188	2,551
Productivity and transformation costs	10,967	9,259	37,402	29,464
Chief Executive Officer Succession Plan expense, net	—	455	—	29,727
Proceeds from insurance claim	(400)	—	(2,962)	—
Accounting review and remediation costs, net of insurance proceeds	—	—	—	4,334
Warehouse/manufacturing facility start-up costs	537	3,222	3,055	9,529
Loss on sale of business	332	—	2,115	—
SKU rationalization and inventory writedown	1,362	505	5,278	2,035
Plant closure related costs	—	184	2,354	3,502
Litigation and related expenses	—	371	48	1,062
Adjusted EBITDA	$60,690	$49,137	$137,827	$115,719

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

A reconciliation from Cash flow provided by operating activities from continuing operations to Operating Free Cash flow from continuing operations is as follows:

	Nine Months Ended March 31,
(amounts in thousands)	2020	2019
Cash flow provided by operating activities - continuing operations	$64,092	$18,331
Purchases of property, plant and equipment	(46,961)	(55,073)
Operating Free Cash Flow - continuing operations	$17,131	$(36,742)

Off Balance Sheet Arrangements

At March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 during the three and nine months ended March 31, 2020, other than the risk associated with COVID-19 described in Part II, Item 1A, Risk Factors of this Form 10-Q. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of March 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its current and former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. On April 6, 2020, the Court granted Defendants' motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs filed a notice of appeal on May 5, 2020 indicating their intent to appeal the Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit.

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

On August 10, 2017, the court granted the parties' stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs. On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the Consolidated Securities Action, described above.

On March 29, 2019, the Court in the Consolidated Securities Action granted Defendants’ motion, dismissing the Amended Complaint in its entirety, without prejudice to replead. Co-Lead Plaintiffs in the Consolidated Securities Action filed the Second Amended Complaint on May 6, 2019. The parties to the Consolidated Stockholder Class and Derivative Action agreed to continue the stay of Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through 30 days after a decision on Defendants' motion to dismiss the Second Amended Complaint in the Consolidated Securities Action.

On April 6, 2020, the Court granted Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action, with prejudice. Pursuant to the terms of the stay, Defendants in the Consolidated Stockholder Class and Derivative Action had until May 6, 2020 to answer, move, or otherwise respond to the complaint in this matter. On April 28, 2020, the Court entered an order extending Defendants’ time to respond to June 9, 2020.

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

Item 1A. Risk Factors

The below risk factor relating to the COVID-19 pandemic updates and supplements the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019.

The COVID-19 pandemic creates near-term and longer-term challenges and uncertainty, and our business and operating results may be adversely affected if we do not manage our business effectively in response.

The COVID-19 pandemic and the measures being taken by governments, businesses and consumers to limit the spread of COVID-19 have led to significant operational challenges in our business and will result in broader and longer-term challenges and uncertainty that we will need to successfully manage, including but not limited to:

•Manufacturing and Supply Chain Challenges – We are facing, and will continue to face, significant operational challenges in manufacturing our products and making them available to customers and consumers as a result of the COVID-19 pandemic. The implementation of extra employee and consumer health and safety precautions has led to temporary disruptions at certain of our manufacturing facilities, and could lead to more prolonged disruptions or closures in the future. Additionally, shelter-in-place and social distancing behaviors, which are being mandated or encouraged by governments and practiced by businesses and individuals, create challenges for our workforce and our business. All of these health and safety precautions and individual shelter-in-place and social distancing behaviors also impact third parties on which we rely to make our products available to consumers, including our suppliers, contract manufacturers, distributors, logistics providers and other business partners, as well as the retailers that ultimately sell our products to consumers.
•Uncertain Future Consumer Demand Environment – While we have experienced a net increase in the overall demand for our products during the early phases of the COVID-19 pandemic, deteriorating economic and political conditions arising from the COVID-19 pandemic could adversely affect future demand for our products. Factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products. Additionally, demand for certain of our product offerings, such as sun care products and the food service component of our European fruit business, has been adversely impacted by the COVID-19 pandemic and may continue to be adversely impacted due to changed consumer behavior and priorities.
•Increased Costs – We have incurred, and expect to continue to incur, additional costs to address the challenges created by the COVID-19 pandemic. These include additional costs associated with overtime pay, appropriately compensating employees for working under challenging conditions, hiring temporary contractors, temporary factory closures, implementing increased safety measures, and procuring ingredients and managing our supply chain during a global pandemic. Our operating results may be adversely affected if we fail to adequately manage these costs or if we experience significant unexpected costs in the future.

•Changed Business Environment and Priorities – The COVID-19 pandemic has resulted in dramatic changes to the environment in which we operate, and some aspects of the changed environment may continue into the foreseeable future. Additionally, with much of our focus centered on managing our business through the COVID-19 pandemic, we have made the decision to delay some important initiatives. These changes to the overall business environment include:
◦Productivity challenges as many of our employees work from home and all of our employees face risks and uncertainty while working during a global public health crisis;
◦Changes in the way our customers communicate with us and in customer priorities, as customers cancel in-person sales meetings and postpone product reset decisions;
◦Shifts in consumer shopping trends with an increased importance of e-commerce channels;
◦Cancellation of important internal and external conferences including our internal global sales conference and industry and customer trade shows;
◦Delays and uncertainty in obtaining product certifications and undergoing quality audits; and
◦Our decision to delay planned innovation and productivity initiatives.
•Financial Impact on Third Parties and Equity Investments – The economic fallout from the COVID-19 pandemic will impact third parties with which we conduct business, including our suppliers, contract manufacturers, distributors, logistics providers and other business partners. Deteriorating economic conditions could jeopardize the viability of some third parties and our business relationships with them and could cause us to incur losses or increased costs in our dealings with those third parties. Additionally, we have equity investments in businesses and joint ventures that have been materially impacted by the COVID-19 pandemic, and the value of those equity investments could become impaired or lost if those businesses are unable to stabilize their operations.
The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. If we are unable to successfully manage our business through the challenges and uncertainty created by the COVID-19 pandemic, our business and operating results could be materially adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
January 1, 2020 - January 31, 2020	14,519	$24.96	—	$250.0
February 1, 2020 - February 29, 2020	5,057	26.02	—	$250.0
March 1, 2020 - March 31, 2020	2,439,677	23.52	2,438,518	$192.6
Total	2,459,253	$23.54

(1) Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2) On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. During the three and nine months ended March 31, 2020, the Company repurchased 2,439 shares pursuant to the repurchase program for a total of $57.4 million, excluding commissions, at an average price of $23.52 per share. As of March 31, 2020, the Company had $192.6 million of remaining authorization under the share repurchase program.

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

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1	Form of Indemnification Agreement.

10.2	Separation Agreement, dated as of February 7, 2020, between the Company and Kevin McGahren.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	May 7, 2020	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	May 7, 2020	/s/ Javier H. Idrovo
Javier H. Idrovo, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)